Form 10-Q
period 2004-09-30
U-Store-It Trust
filed 2004-12-06
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

Commission file number: 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6745 Engle Road
Suite 300
Cleveland, Ohio	44130

(Address of Principal Executive Offices)	(Zip Code)

(440)-234-0700

(Registrant’s Telephone Number, including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☐ No ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐ No ☒

The number of common shares outstanding of the Registrant as of November 30, 2004 was 37,345,162

U-STORE-IT TRUST

Note that the financial statements covered in this report represent on pages 4 through 7 the results of operations and financial condition of Acquiport/Amsdell, which is not a legal entity but rather a combination of certain real estate entities and operations as described below, prior to the consummation of U-Store-It Trust’s initial public offering and various formation transactions. Due to the timing of the offering and the formation transactions, the results of operations discussion set forth in this document are not necessarily indicative of the future operating results of U-Store-It Trust as a publicly-held company. The information provided only reflects the operations of Acquiport/Amsdell for the three and nine-month periods ended September 30, 2004 and 2003, and has no relationship to the Company’s operations on a forward basis. Additionally, the Company has included the balance sheet of U-Store-It Trust. The operations of U-Store-It Trust commenced upon completion of the offering and formation transactions, which occurred subsequent to September 30, 2004.

Acquiport/Amsdell is comprised of the following entities: U-Store-It, L.P. (f.k.a. Acquiport/Amsdell I Limited Partnership) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC and USI II, LLC (“USI II”). Acquiport/Amsdell also includes three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to U-Store-It, L.P. in connection with U-Store-It Trust’s initial public offering. All intercompany balances and transactions are eliminated in consolidation and combination. At September 30, 2004, Acquiport/Amsdell owned 155 storage facilities.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by U-Store-It Trust (the “Registrant” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which the Company operates;

•	the execution of the Company’s business plan;

•	financing risks;

•	the Company’s ability to maintain its status as a REIT for federal income tax purposes;

•	acquisition and development risks;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”) or in other documents that it publicly disseminates.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ACQUIPORT/AMSDELL
CONSOLIDATED AND COMBINED BALANCE SHEETS
September 30, 2004 (Unaudited) and December 31, 2003
($ in Thousands)

	September 30, 2004	December 31, 2003
ASSETS
Storage facilities — net	$510,398	$395,599
Cash	4,400	7,503
Restricted cash	6,042	3,772
Loan procurement costs — net of amortization of $5,385 at September 30 and $3,633 at December 31	8,558	2,461
Other assets	6,968	2,884

TOTAL	$536,366	$412,219

LIABILITIES AND ACCUMULATED EQUITY(DEFICIT)
LIABILITIES
Loans payable	$549,510	$271,571
Capital lease obligations	182	374
Accounts payable and accrued expenses	13,254	3,218
Accrued management fees — related parties	380	370
Rents received in advance	4,573	4,552
Security deposits	364	385
Notes payable — related party (Note 5)	2,300	—

Total Liabilities	$570,563	$280,470
COMMITMENTS AND CONTINGENCIES (Note 7)	—	—
ACCUMULATED EQUITY (DEFICIT)	(34,197)	131,749

TOTAL	$536,366	$412,219

See accompanying notes to consolidated and combined financial statements.

ACQUIPORT/AMSDELL
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS
For the three months and nine months ended September 30, 2004 (Unaudited) and 2003 (Unaudited)
($ in Thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
REVENUES:
Rental income	$21,277	$19,662	$61,029	$57,038
Other property related income	1,004	1,019	2,983	2,938

Total revenues	22,281	20,681	64,012	59,976
OPERATING EXPENSES:
Property operating expenses	7,879	6,869	23,564	20,525
Depreciation	5,322	4,816	15,309	14,755
Management fees to related party	1,185	1,142	3,425	3,251

Total operating expenses	14,386	12,827	42,298	38,531
OPERATING INCOME	7,895	7,854	21,714	21,445
OTHER INCOME (EXPENSE):
Interest income	67	6	67	6
Interest expense	(7,298)	(4,050)	(17,038)	(11,587)
Loan procurement amortization expense	(2,935)	(232)	(5,153)	(696)

Total other expense	(10,166)	(4,276)	(22,124)	(12,277)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,271)	3,578	(410)	9,168
DISCOUNTINUED OPERATIONS
Income from operations	—	52	—	213
Gain on sale of storage facilities	—	1,288	—	1,581

Income from discontinued operations	—	1,340	—	1,794
NET INCOME (LOSS)	$(2,271)	$4,918	$(410)	$10,962

See accompanying notes to consolidated and combined financial statements.

ACQUIPORT/AMSDELL
CONSOLIDATED AND COMBINED STATEMENT OF ACCUMULATED EQUITY (DEFICIT)
For the nine months ended September 30, 2004 (Unaudited)
($ in Thousands)

		Less Note	Total
	Acquiport/	Receivable from	Accumulated
	Amsdell	High Tide LLC	Equity (Deficit)
BALANCE — December 31, 2003	$131,749	$—	$131,749
Net loss	(410)	—	(410)
Contributions	128,672	—	128,672
Distributions	(17,056)	—	(17,056)
Issuance of note receivable from owner	—	(277,152)	(277,152)

Balance — September 30, 2004	$242,955	$(277,152)	$(34,197)

See accompanying notes to consolidated and combined financial statements.

ACQUIPORT/AMSDELL
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2004 (Unaudited) and 2003 (Unaudited)
($ in Thousands)

	Nine months ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITES:
Net income (loss)	$(410)	$10,962
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	20,462	15,598
Gain on sales of storage facilities	—	(1,581)
Changes in other operating accounts:
Other assets	(429)	1,527
Accounts payable and accrued expenses	3,817	1,760
Other liabilities	—	522

Net cash provided by operating activities	23,440	28,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Improvements to storage facilities	(2,068)	(2,272)
Disposals of storage facilities — net	583	—
Net proceeds from sales of storage facilities	—	3,793
Increase in restricted cash	(2,270)	(682)

Net cash (used in) provided by investing activities	(3,755)	839
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Loans payable	424,500	—
Notes payable — related parties	3,961	—
Principal payments on:
Loans payable	(146,561)	(1,507)
Notes payable — related parties	(1,661)	—
Capital lease obligations	(192)	(261)
Cash contributions from owners	56	—
Loan made to owners	(277,152)	—
Cash distributions to owners	(17,056)	(21,830)
Loan procurement costs	(8,683)	(365)

Net cash used in financing activities	(22,788)	(23,963)

NET (DECREASE) INCREASE IN CASH	(3,103)	5,664
CASH — Beginning of period	7,503	1,512

CASH — End of period	$4,400	$7,176

See accompanying notes to consolidated and combined financial statements.

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

1. ORGANIZATION

U-Store-It Trust (the “Company”) was formed in July 2004 to succeed to the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (which entities and trusts are referred to herein as the “Amsdell Entities”). The Company completed an initial public offering of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. As a result of the initial public offering and the formation transactions, the Company owns the sole general partner interest in U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the initial public offering (the “Operating Partnership”), and approximately 97.1% of the aggregate partnership interests in the Operating Partnership. All of the Company’s assets will be held by, and operations conducted through, the Operating Partnership and its subsidiaries.

The financial statements covered in this report represent the results of operations and financial condition of Acquiport/Amsdell prior to the initial public offering and the formation transactions. Acquiport/Amsdell, which is not a legal entity but rather a combination of certain real estate entities and operations as described below, is engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases. Concurrent with the consummation of the initial public offering (the “Offering”) of the common shares of the Company, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships and limited liability companies of Acquiport/Amsdell and other parties which hold direct or indirect ownership interests in the properties (the “Participants”), completed certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Operating Partnership, (ii) acquire the management rights with respect to Acquiport/Amsdell’s existing facilities and three facilities to be contributed by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise necessary capital for the Operating Partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities to be acquired by the Operating Partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and on four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the Offering; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities that were contributed to the Operating Partnership. These formation transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) in connection with the Offering.

Acquiport/Amsdell is comprised of the following entities: the Operating Partnership (f.k.a. Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport III, Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC, and USI II. Acquiport/Amsdell also includes three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to U-Store-It, L.P. in connection with the Offering. All intercompany balances and transactions are eliminated in consolidation and combination. At September 30, 2004, Acquiport/Amsdell owned 155 storage facilities.

In May 2004, an entity (High Tide LLC) controlled by members of the Amsdell family acquired the only outside partnership interests in Acquiport I, which were held by partners that were not affiliated with the Amsdell family. High Tide LLC obtained an approximate $277,000 loan from Acquiport I (High Tide Note) to fund their purchase of approximately 71.8% of these partnership interests. As discussed in the following paragraph, this loan was funded with proceeds of the term loan. For financial statement purposes, the Acquiport I loan receivable from High Tide LLC is presented as a component of equity. In addition, Acquiport I applied push down accounting relating to this change in ownership, resulting in a step-up in basis of partnership assets of approximately $129,000, which is recorded to storage facilities. This step-up in basis was recorded in accordance with Acquiport/Amsdell’s policy relating to purchase price allocations.

One of the partners’ limited partnership interests purchased by High Tide LLC was purchased from an institutional investment fund and the other was purchased from an entity controlled by an officer of Acquiport/Amsdell (Square Foot, which owned a 0.61% interest in Acquiport I). Acquiport I provided funding for the acquisition to High Tide LLC utilizing proceeds of a $424,500 term loan (Note 4) that Acquiport I obtained from Lehman Brothers Bank, FSB (“Lehman Brothers Bank”). The remaining proceeds of this term loan were used to pay off Acquiport I’s revolving line of credit of approximately $142,000 and to pay financing costs. The term loan has a maturity date of May 1, 2005 with extension options available through November 1, 2005. The loan was repaid in full on October 27, 2004 with a portion of the proceeds from the Offering. As a result of this purchase, the Amsdell family ownership of Acquiport I increased from approximately 28% to 100%, leaving no unaffiliated partners.

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The real estate entities included in the accompanying consolidated and combined financial statements have been consolidated and combined on the basis that, for the periods presented, such entities were under common management or control. The accompanying unaudited condensed consolidated and combined financial statements of Acquiport/Amsdell have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited annual consolidated and combined financial statements and related notes thereto included in the Company’s Registration Statement on Form S-11 dated October 21, 2004.

Interim Consolidated and Combined Financial Information

The accompanying consolidated and combined financial statements for the three and nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position and the results of operations for the interim periods presented are set forth herein. Preparing financial statements requires management to make estimates and assumptions that affect the amounts that are reported in the consolidated and combined financial statements and accompanying disclosures.

The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results of operations to be expected for any future period or the full year. The consolidated and combined balance sheet at December 31, 2003 was derived from the audited consolidated and combined financial statements contained in the Company’s Registration Statement on Form S-11 dated October 21, 2004 and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated and combined financial statements.

3. STORAGE FACILITIES

The following summarizes the real estate assets of Acquiport/Amsdell as of:

	September 30,	December 31,
Description	2004	2003
Land	$80,750	$51,449
Buildings and improvements	488,401	388,410
Equipment	56,078	55,322

Total	625,229	495,181
Less accumulated depreciation	(114,831)	(99,582)

Storage facilities — net	$510,398	$395,599

Storage facilities have increased from December 31, 2003, primarily as a result of the application of push down accounting relating to the change in ownership of the Operating Partnership, discussed in Note 1.

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

4. LOANS PAYABLE

	September 30,	December 31,
Description	2004	2003
The $424,500 loan from Lehman Brothers Bank to Acquiport I required principal payments of $625 in June, July, August, and September 2004, and increases to $1,000 per month for the period October 2004 through April 2005. Payments increase to $1,500 per month in any extension period (including May 2005). Interest was paid at an average rate of 4.31% through September 2004 and for each successive interest period through and including the date on which the debt is paid in full, interest is payable at an interest rate per annum equal to the Eurodollar rate or the adjusted prime rate, if the loan begins bearing interest at the adjusted prime rate in accordance with the provisions in the loan agreement. The interest rate was 4.49% at September 30, 2004. The loan includes options to extend the term of the loan beyond the initial maturity date for two successive terms of three months each with extension fees of 0.15% of the original principal amount of the loan for each extension. The loan is collateralized by first mortgage liens against 93 storage facilities of Acquiport I, which had a net book value of $321,112 at September 30, 2004.
	$422,000	$—
The $70,000 loan from Lehman Brothers Holdings, Inc. (“Lehman Capital”) to Acquiport III requires payments of $548 per month which includes interest payable monthly at 8.16% per annum through November 1, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” Acquiport/ Amsdell intends to repay the loan on or before the anticipated repayment date. After October 31, 2006, the loan requires interest at the greater of 13.16% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by November 1, 2025. The loan is collateralized by first mortgage liens against 41 storage facilities of Acquiport III, which had a net book value of $113,191 and $80,969 at September 30, 2004, and December 31, 2003, respectively, and restricted cash of $1,349 at September 30, 2004, and $1,444 at December 31, 2003.
	66,461	67,162
The $42,000 mortgage loan from Lehman Brothers Bank to USI II requires principal payments of $300 per month and interest at 7.13% per annum through December 11, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” Acquiport/ Amsdell intends to repay the loan on or before the anticipated repayment date. After December 10, 2006, the loan requires interest at the greater of 12.13% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by December 11, 2025. The loan is collateralized by first mortgage liens against all 10 storage facilities of USI II, which had a net book value of $41,600 and $24,632 at September 30, 2004 and December 31, 2003, respectively.
	40,058	40,564

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

	September 30,	December 31,
Description	2004	2003
The $180,000 unsecured revolving line of credit from First Union Securities, Inc. (“First Union”) to Acquiport I requires interest only payments at the base rate (defined as the higher of prime rate and the Federal funds rate plus 0.5%) or the adjusted LIBOR rate as defined by the line of credit agreement as selected by the borrower from time to time. At December 31, 2003, the outstanding balance required interest at 3.57% pursuant to the LIBOR contract entered into under the terms of the credit agreement. This loan was paid in full on May 4, 2004.	—	142,462
The $1,287 mortgage loan from First Security — State, to Acquiport I requires interest only payments payable monthly at a fixed rate of 9.35% per annum through April 1, 2006. The loan is collateralized by a first mortgage lien against one storage facility which had a net book value of $2,659 and $1,412 at September 30, 2004, and December 31, 2003, respectively.	1,132	1,153
The other loans payable assumed in conjunction with the acquisition of facilities require interest payable monthly at fixed rates ranging from 7.38% to 8.43% per annum and a weighted average of 7.74% at September 30, 2004 and December 31, 2003. These loans require monthly payments of principal and interest, are due from 2008 to 2009, contain covenants with respect to net worth and are collateralized by first mortgage liens against five facilities, which had a net book value of $21,045 and $17,022 at September 30, 2004, and December 31, 2003, respectively.	9,476	9,648
The $6,183 mortgage loan from Wachovia to Lake Worth, FL requires interest payable monthly at a variable rate of LIBOR plus 200 basis points, which was 3.78% at September 30, 2004. For time periods prior to August 16, 2004, the company fixed the interest rate at 6.85% through an executed interest rate swap agreement. The loan is collateralized by a first mortgage lien against the facility, which had a net book value of $9,161 and $9,543 at September 30, 2004, and December 31, 2003, respectively.	5,717	5,816
The $2,000 construction loan from Wachovia to Lake Worth, FL requires interest payable monthly at LIBOR. The terms of the construction loan required completion within 24 months of the loan agreement at which time the loan converted to a permanent loan. Interest only payments were required through the construction phase. Conversion to a permanent loan was effective on December 20, 2003 with a maturity date of December 19, 2004. At September 30, 2004 and December 31, 2003, the outstanding balance required monthly payments of principal and interest at 3.78% and 3.15% per annum, respectively, and the loan was collateralized by a second mortgage lien against the facility, which had a net book value of $9,161 and $9,543 at September 30, 2004 and December 31, 2003, respectively.
	1,939	2,000
The $2,200 mortgage loan from Charter One Bank to Lakewood, OH requires interest payable monthly at 2.50% plus the Current Index (defined as the weekly average yield on the United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board). The rate of interest changes every 12 months but shall never exceed 13.00% per annum or be less than 7.00% per annum. The loan requires monthly payments for principal and interest. The loan maturity date is April 1, 2009 and is collateralized by a first mortgage lien against the property, which had a net book value of $1,092 and $1,120, at September 30, 2004 and December 31, 2003, respectively. Interest at September 30, 2004 and December 31, 2003 was 7.00%.
	1,994	2,033

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

	September 30,	December 31,
Description	2004	2003
The Vero Beach I, FL facility participates with other non-combined entities in a $10,000 revolving credit facility with Huntington National Bank. Interest is payable monthly at 2.50% per annum plus the thirty day LIBOR rate. The credit facility has a maturity date of December 12, 2006. The amount of allocated debt associated with specific draws related to the Vero Beach I, FL facility is $733. A first mortgage lien against the storage facility has been pledged as collateral for the credit facility, which had a net book value of $903 and $918 at September 30, 2004 and December 31, 2003, respectively. Interest at September 30, 2004 and December 31, 2003 was 4.15% and 3.71%, respectively.
	733	733

Total	$549,510	$271,571

In April 2004, Acquiport I entered into a loan agreement with Lehman Brothers Bank for $424,500. A portion of the proceeds was used to pay off the $180,000 unsecured revolving line of credit from First Union. The remaining proceeds were used to pay costs and expenses incurred in connection with the closing of the loan, including, without limitation, loaning a portion of the proceeds to High Tide LLC pursuant to the High Tide Note, or for other general corporate purposes. The loan required an initial escrow deposit of $610 for taxes, insurance and to establish a replacement reserve. Acquiport/Amsdell had the option to extend the term of the loan beyond the initial maturity date for two successive three month terms.

The annual principal payment requirements on the loans payable as of September 30, 2004 are:

Year	Amount
2004 (remainder)	$11,268
2005	421,244
2006	106,229
2007	350
2008	1,270
Thereafter	9,149

Total	$549,510

5. RELATED PARTY TRANSACTIONS

Acquiport/Amsdell’s storage facilities are operated by U-Store-It Mini Warehouse Co. (the “Property Manager”), which is affiliated through common ownership with Amsdell Partners, Inc., High Tide Limited Partnership, and Amsdell Holdings I, Inc. Pursuant to the relevant facility management agreements, Acquiport I and Acquiport III pay the Property Manager monthly management fees of 5.35% of monthly gross rents (as defined in the related management agreements); USI II pays the Property Manager a monthly management fee of 5.35% of USI II’s monthly effective gross income (as defined); and the owners of the Lake Worth, FL, Lakewood, OH, and Vero Beach I, FL facilities pay the Property Manager monthly management fees of 6% of monthly gross receipts (as defined).

Acquiport/Amsdell incurred costs of $438 and $1,053 in the three months ended September 30, 2004 and 2003, respectively, and $1,680 and $2,180 in the nine months ended September 30, 2004 and 2003, respectively, primarily for building improvements to existing facilities, by a company affiliated with the members of Acquiport/Amsdell through common ownership.

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

As discussed in Note 1, Acquiport I advanced approximately $277,000 to High Tide LLC, an entity controlled by members of the Amsdell family. Interest on the outstanding principal accrues based upon the applicable interest rate, as defined in the loan agreement, plus one percent interest at September 30, 2004 was 4.49%. The loan has a maturity date of April 2006.

In May 2004, Acquiport I obtained a loan from two related party owners in the amount of $3,500. Interest on the outstanding principal of $2,300 accrues based upon the applicable interest rate, as defined in the loan agreement, which was 6.65% at September 30, 2004. Interest only was due and payable from June 1 through July 31, 2004, at which time defined principal amounts and interest became due through the maturity date of December 1, 2004.

At September 30, 2004, the Company has a loan receivable of approximately $99 from a related entity which is a non-interest bearing demand note.

6. DISCONTINUED OPERATIONS

The provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), effective January 1, 2002, require that long-lived assets sold or held for sale be treated as discontinued operations.

During the year ended December 31, 2003, Acquiport/Amsdell sold five storage facilities for net proceeds of $8,068. No storage facilities were sold during the nine months ended September 30, 2004.

The results of operations of the five storage facilities sold in 2003 were as follows:

	September 30, 2003
Description	Three Months Ended	Nine Months Ended
Revenues	$253	$873
Property operating expenses	(107)	(327)
Depreciation	(38)	(147)
Management fees to related party	(17)	(50)
Interest expense	(39)	(136)

Income from operations	52	213
Gain on sale of storage facilities	1,288	1,581

Income from discontinued operations	$1,340	$1,794

7. COMMITMENTS AND CONTINGENCIES

Acquiport/Amsdell currently owns four storage facilities that are subject to ground leases. Acquiport/Amsdell recorded rent expense of $39 and $24 in the three months ended September 30, 2004 and 2003 respectively, and $91 and $73 in the nine months ended September 30, 2004 and 2003, respectively, all of which related to minimum lease payments.

Acquiport/Amsdell has been named as a defendant in a number of lawsuits in the ordinary course of business. In most instances, these claims are covered by Acquiport/Amsdell’s liability insurance coverage. Management believes that the ultimate settlement of the suits will not have a material adverse effect on Acquiport/Amsdell’s financial statements.

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

8. SUBSEQUENT EVENTS

On October 27, 2004, the Company completed its initial public offering, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The offering resulted in net proceeds to the Company of approximately $422,800 after deducting underwriting discount and commissions, financial advisory fees and expenses of the offering. In connection with the completion of the offering, the Company engaged in a series of related transactions, including the following transactions, which were completed on or about October 27, 2004 :

•	The acquisition of the Metro Storage portfolio from Metro Storage LLC for the purchase price of $184,000 was completed. The portfolio consists of 42 self-storage facilities located in five states, Illinois, Indiana, Florida, Ohio and Wisconsin.

•	The acquisition of four self-storage facilities for an aggregate of approximately $37,800. In conjunction with the initial public offering, the Company entered into binding agreements to acquire five additional self-storage facilities either concurrently with or shortly after, completion of the Offering. Shortly after the completion of the Offering, the Company acquired (i) two self-storage facilities from Devon Real Estate Conversion Fund, L.P., one located in Bradenton, FL and one in West Palm Beach, FL, (ii) one self-storage facility from Bay Media Network Limited Partnership located in California, MD and (iii) one self-storage facility from Federal Self Storage located in Dania Beach, FL.

•	The Operating Partnership entered into a three-year, $150,000 secured revolving credit facility with Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as joint advisors, joint lead arrangers and joint bookrunners, Wachovia Capital Markets, LLC, as syndication agent, SunTrust Bank and LaSalle Bank National Association, as co-documentation agents and Lehman Commercial Paper Inc., as administrative agent. The facility is scheduled to mature on October 27, 2007, with the option for a one-year extended maturity date of October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. The Company intends to use this new credit facility principally to finance the future acquisition and development of self-storage facilities and for general working capital purposes.

•	Three of the Company’s subsidiaries entered into three separate fixed rate mortgage loans with an aggregate principal amount of approximately $270,000. Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., served as the lender under two of the mortgage loans and Lehman Brothers Bank, FSB served as the lender under the third loan. The mortgage loans are secured by certain of the Company’s self-storage facilities, bear interest at 5.09%, 5.19% and 5.33% and mature in November 2009, May 2010 and January 2011, respectively. These mortgage loans require the Company to establish reserves relating to the mortgaged facilities for real estate taxes, insurance and capital spending.

•	The Company used $23,000 of the net proceeds from its initial public offering to fund the purchase of U-Store-It Mini Warehouse Co., the prior manager of its self-storage facilities, from Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and certain related entities and to repay notes owed by U-Store-It Mini Warehouse Co. to them. For accounting purposes, this acquisition is not considered an acquisition of a “business” for purposes of applying Statement of Financial Accounting Standards No. 141 “Business Combinations”. As a result of this accounting treatment, the Company expects to record during its first public financial reporting period immediately following the completion of the initial public offering a one-time management contract termination charge of approximately $22,900 relating to the termination of its management contracts with U-Store-It Mini Warehouse Co.

•	The Company granted deferred shares with an aggregate value of approximately $2,400 to certain members of management. These shares do not have any vesting or forfeiture requirements and therefore the Company expects to record the value of the shares issued as a one-time expense in our first public financial reporting period immediately following the completion of the initial public offering, with a corresponding credit to equity.

ACQUIPORT/AMSDELL
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
($ in Thousands)

•	The Company used a portion of the net proceeds from its initial public offering to retire its $422,000 loan to Lehman Brothers Bank. This will result in the one-time write-off of approximately $5,700 of loan procurement costs related to the term loan. This charge will be recorded as an expense in the Company’s first public financial reporting period immediately following the completion of the offering.

These formation transactions are described in detail in the Company’s Registration Statement on Form S-11/A (File No. 333-117848) filed with the SEC in connection with the initial public offering.

U-STORE-IT TRUST
BALANCE SHEET
September 30, 2004 (Unaudited)

ASSETS
Cash	$3,393
Other Assets	97,107

TOTAL ASSETS	$100,500

LIABILITIES AND ACCUMULATED EQUITY
LIABILITIES
Loan payable — related party	$99,000

Total Liabilities	$99,000
COMMITMENTS AND CONTINGENCIES	—

SHAREHOLDER’S EQUITY
Common shares, $0.01 par value, 200,000,000 shares authorized, 100 shares issued and outstanding	15
Preferred shares, $0.01 par value, 40,000,000 shares authorized, no shares issued or outstanding
Additional paid-in capital	1,485

TOTAL SHAREHOLDER’S EQUITY	1,500

TOTAL LIABILITIES AND SHAREHOLDER’S EQUITY	$100,500

See accompanying notes to U-Store-It Trust Balance Sheet.

U-STORE-IT TRUST

NOTES TO BALANCE SHEET

1. Organization and Description of Business

U-Store-It Trust (the “Company”) was organized in the state of Maryland on July 26, 2004. The Company filed a Registration Statement on Form S-11 with the Securities and Exchange Commission in connection with its initial public offering (the “Offering”) of common shares. The Company completed its initial public offering on October 27, 2004 concurrently with the consummation of various formation transactions. As a result of the initial public offering and the formation transactions, the Company is the direct majority owner and sole general partner of U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/ Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the Offering (the “Operating Partnership”). The Company was formed to continue to operate and expand the business of the operating partnership. The Operating Partnership is engaged in the business of acquiring, owning, and selling self-storage facilities across the United States. The Company was formed on July 26, 2004 and accordingly has no operations as of September 30, 2004. The operations commenced subsequent to September 30, 2004 upon completion of the formation transactions (as defined below) and the Offering.

Concurrent with the consummation of the Offering, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships and limited liability companies of the Operating Partnership and other parties which hold direct or indirect ownership interests in the properties (collectively, the “Participants”), completed certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Operating Partnership, (ii) acquire the management rights with respect to the existing facilities and the three facilities to be contributed by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise necessary capital for the Operating Partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities to be acquired by the Operating Partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and on four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the Offering; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities to be contributed to the operating partnership.

In connection with the Offering, Amsdell Partners, Inc., the prior corporate general partner of the Operating Partnership, and High Tide LLC, which previously owned substantially all of the limited partner interests in the Operating Partnership, merged with and into the Company, with the Participants receiving approximately 8.6 million common shares of the Company. Additionally, the Participants exchanged their interests in U-Store-It Mini Warehouse Co. (the prior manager of the self-storage facilities), for approximately $23 million in cash, with the Participants using approximately $18.7 million of this cash to repay loans due to High Tide LLC. Concurrently with the purchase of U-Store-It Mini Warehouse Co., the Company contributed its ownership interest in U-Store-It Mini Warehouse Co. and its membership interests in YSI Management LLC to the Operating Partnership for units. As a result of the Offering and Formation Transactions, the Company owns an approximate 97.1% controlling general and limited partner interests in U-Store-It, L.P. as of September 30, 2004. The merger of Amsdell Partners, Inc. and High Tide LLC was accounted for as a merger of entities under common control and accordingly, was recorded by the Company at the transferors’ historical cost basis. The purchase of the management company has been determined to not represent the purchase of a “business” for purposes of applying Financial Accounting Standards Board Statement No. 141, “Business Combinations” and will be recorded as a contract termination charge in the first period following the Offering.

The operations of the Company will be carried on primarily through the Operating Partnership. It is the intent of the Company to elect the status of and qualify as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended. Pursuant to contribution agreements among the prior owners of the Operating Partnership, the Operating Partnership received a contribution of direct and indirect interests in certain of the properties in exchange for units. In connection with the Formation Transactions the operating partnership assumed debt and other obligations.

U-STORE-IT TRUST

NOTES TO FINANCIAL STATEMENTS

On October 27, 2004, the Company completed its initial public offering, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The offering resulted in net proceeds to the Company of approximately $422.8 million after deducting underwriting discount and commissions, financial advisory fees and expenses of the offering.

2. Income Taxes

As a REIT, the Company will be permitted to deduct distributions paid to its shareholders, eliminating the federal taxation of income represented by such distributions at the Company level. REITs are subject to a number of organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate tax rates.

3. Offering Costs

In connection with the Offering, affiliates incurred legal, accounting, and related costs, which were reimbursed by the Company upon the consummation of the Offering. Such costs were deducted from the gross proceeds of the Offering.

4. Related Party Transactions/Other Assets

At September 30, 2004, U-Store-It Trust had a loan payable of $99,000 to a related entity which is a non-interest bearing demand note. The proceeds were used to pay registration fees related to the Company’s Form S-11 filings. These fees are deferred as other assets and will be netted in shareholder’s equity upon sale of the stock to the public.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated and Combined Financial Statements of Acquiport/Amsdell set forth above and the accompanying notes thereto. Additionally, included in this filing is the balance sheet of U-Store-It Trust. The following discussion relates to the financial results of Acquiport/Amsdell as U-Store-It Trust had no operations for the period ended September 30, 2004.

Overview

The Company is an integrated self-storage real estate company, which means that the Company has in-house capabilities in the design, development, leasing, operation and acquisition of self-storage facilities. As a result of the completion of the initial public offering and other formation transactions on October 27, 2004 and pending purchase acquisitions as of that date, the Company will own 202 self-storage facilities totaling approximately 13.1 million rentable square feet. According to the Self-Storage Almanac, the Company is the sixth largest owner and operator of self-storage facilities in the United States.

The Company derives its revenue principally from rents received from our customers who rent units at our self-storage facilities under month-to-month leases. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results depend on the ability of our customers to make required rental payments to us. The Company believes that its decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control, allows us to respond quickly and effectively to changes in local market conditions, where appropriate increasing rents while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.

The Company experiences minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

In the future, the Company intends to focus on increasing our internal growth and selectively pursing targeted acquisitions and developments of self-storage facilities. The Company intends to incur additional debt in connection with any such future acquisitions or developments.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated and combined financial statements. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

Basis of Presentation

The real estate entities included in the accompanying consolidated and combined financial statements have been consolidated and combined on the basis that they were under common management or control for all the periods presented. The consolidated and combined financial statements do not include investments in real estate entities owned by the Amsdell family that were not contributed to the Operating Partnership upon completion of the initial public offering.

The entities described in the accompanying consolidated and combined financial statements are comprised of the Operating Partnership and the following subsidiaries of the Operating Partnership: Acquiport III, Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC and USI II. The financial statements also include three additional facilities, Lakewood, OH, Lake Worth, FL and Vero Beach I, FL, which were contributed to the Operating Partnership in connection with the Company’s initial public offering. All intercompany balances and transactions are eliminated in consolidation and combination. Collectively, the financial statements reflect ownership of 155 self-storage facilities at September 30, 2004.

Self-Storage Facilities

The Company records self-storage facilities at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 40 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. When portfolios of facilities are acquired, the purchase price is allocated to the individual facilities based upon a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements and estimates of depreciated replacement cost of equipment.

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, to date no intangible asset has been recorded for in-place, at market leases. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent (less than one year). Amortization for intangible assets or liabilities would be recorded over the term of the related leases or the estimated period of occupancy in the case of tenant relationships.

Long-lived assets which are held for use are evaluated for impairment when events and circumstances indicate that there may be an impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. No impairment charges have been recognized through September 30, 2004.

The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell a facility (or group of facilities), (b) the facility is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such facilities, (c) an active program to locate a buyer and other actions required to complete the plan to sell the facility have been initiated, (d) the sale of the facility is probable and transfer of the asset is expected to be completed within one year, (e) the facility is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

Revenue Recognition

Management has determined that all of the Company’s leases with tenants are operating leases. Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in rents received in advance, and contractually due but unpaid rents are included in other assets.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on our financial statements.

Results of Operations

Comparison of the Three Months Ended September 30, 2004 to the Three Months Ended September 30, 2003.

Acquisition and Development Activities

At September 30, 2004 and 2003, the Company owned interests in 155 and 157 self-storage facilities and related assets, respectively. Since September 30, 2003, two self-storage facilities were sold, which are accounted for as discontinued operations.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and 2003 (Not including discontinued operations).

Total Revenues

Rental income increased from $19.7 million for the three months ended September 30, 2003 to $21.3 million for the three months ended September 30, 2004, an increase of $1.6 million, or 8.1%. $0.8 million of this increase is attributable to increased occupancy and $0.8 million of this increase is attributable to increased rents.

Other property related income remained flat at $1.0 million for the three months ended September 30, 2003 and the three months ended September 30, 2004.

Total Operating Expenses

Property operating expenses increased from $6.9 million for the three months ended September 30, 2003 to $7.9 million for the three months ended September 30, 2004, an increase of $1.0 million, or 14.5%. Payroll expenses increased by approximately $0.1 million due primarily to an increased number of personnel, including facility managers and district managers hired during the quarter to fill previously vacant job positions, and lengthening the operating hours at some of our facilities. Other operating costs increased by approximately $0.5 million which was primarily due to higher computer costs and bad debt expense. Real estate taxes and insurance increased approximately $0.1 million. Advertising increased by approximately $0.3 million due to a timing difference in the payments.

Management fees increased from $1.1 million for the three months ended September 30, 2003 to $1.2 million for the three months ended September 30, 2004, an increase of $0.1 million, or 9.1%. This increase is attributable to higher revenues. Most of the management agreements during the periods presented provided that management fees were based on 5.35% of total revenues collected.

Depreciation increased from $4.8 million for the three months ended September 30, 2003 to $5.3 million for the three months ended September 30, 2004, an increase of $0.5 million, or 10.4%. This increase is attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the second quarter of 2004 and was partially offset by lower depreciation on fully amortized equipment with lives significantly shorter than new buildings and improvements.

Interest expense increased from $4.1 million for the three months ended September 30, 2003 to $7.3 million for the three months ended September 30, 2004, an increase of $3.2 million, or 78%. The increase is attributable to a higher amount of outstanding debt as a result of the incurrence of the existing term loan.

Loan procurement amortization expense increased from $0.2 million for the three months ended September 30, 2003 to $2.9 million for the three months ended September 30, 2004. This increase is due to significant loan procurement costs recorded in the second quarter of 2004 as a result of the incurrence of the existing term loan.

Comparison of the Nine Months Ended September 30, 2004 to the Nine Months Ended September 30, 2003.

Acquisition and Development Activities

At September 30, 2004 and 2003, the Company owned interests in 155 and 157 self-storage facilities and related assets, respectively. Since September 30, 2003, two self-storage facilities were sold, which are accounted for as discontinued operations.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and 2003 (Not including discontinued operations)

Total Revenues

Rental income increased from $57.0 million for the nine months ended September 30, 2003 to $61.0 million for the nine months ended September 30, 2004, an increase of $4.0 million, or 7.0%. $1.5 million of this increase is attributable to increased occupancy and $2.5 million of this increase is attributable to increased rents.

Other property related income increased from $2.9 million for the nine months ended September 30, 2003 to $3.0 million for the nine months ended September 30, 2004, an increase of $0.1 million, or 3.4%.

Total Operating Expenses

Property operating expenses increased from $20.5 million for the nine months ended September 30, 2003 to $23.6 million for the nine months ended September 30, 2004, an increase of $3.1 million or 15.1%. A portion of this increase is attributable to expenditures the Company made and initiatives it took, during the nine months ended September 30, 2004, in anticipation of becoming and operating as a public company. Payroll expenses increased by approximately $0.8 million, due primarily to an increased number of personnel, including facility managers and district managers hired during the nine months ended September 30, 2004 to fill previously vacant job positions and lengthening the operating hours at some of the facilities, higher incentive payments as a result of increased revenues, and normal pay increases. Other operating costs increased by approximately $1.0 million, consisting primarily of higher repairs and maintenance costs relating to upgrading computer equipment and software, increased non-property related taxes and bad debt expense. Also included in this increase in other operating costs is approximately $0.1 million of costs incurred in connection with changes in the Company logo. Property taxes and insurance increased by approximately $0.6 million. This increase is primarily attributable to increased assessed values resulting in higher real estate taxes. Advertising costs increased by approximately $0.7 million.

Management fees increased from $3.3 million for the nine months ended September 30, 2003 to $3.4 million for the nine months ended September 30, 2004, an increase of $0.1 million, or 3.0%. This increase is attributable to higher revenues, on which management fees are based. Most of the management agreements during the periods presented provided that management fees were based on 5.35% of total revenues collected.

Depreciation increased from $14.8 million for the nine months ended September 30, 2003 to $15.3 million for the nine months ended September 30, 2004, an increase of $0.5 million, or 3.4%. The increase is attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the second quarter of 2004 partially offset by lower depreciation on fully amortized equipment with lives significantly shorter than new buildings and improvements.

Interest expense increased from $11.6 million for the nine months ended September 30, 2003 to $17.0 million for the nine months ended September 30, 2004, an increase of $5.4 million, or 46.6%. The increase is attributable to a higher amount of outstanding debt as a result of the incurrence of our existing term loan.

Loan procurement amortization expense increased from $0.7 million for the nine months ended September 30, 2003 to $5.2 million for the nine months ended September 30, 2004. This increase is due to significant loan procurement costs incurred in the second quarter of 2004 as a result of the incurrence of our existing term loan.

Same-Store Facility Results

The Company defines same-store portfolio to consist of only those facilities owned by the Company at the beginning and at the end of the applicable periods presented and that had an occupancy of at least 70% as of the first day of such periods.

The Company considers the following same-store presentation to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions. The following table sets forth operating data for the same-store portfolio for the periods presented.

	Three months ended			Nine months ended
	September 30,		%	September 30,		%
	2004	2003	Change	2004	2003	Change
Same-store total revenues	$20,347	$19,072	6.7	$58,740	$55,484	5.9
Same-store property operating expenses	7,089	6,331	12.0	21,171	18,661	13.5
Non same-store total revenues	1,934	1,609		5,272	4,492
Non same-store property operating expenses	790	538		2,393	1,864
Total revenues	22,281	20,681		64,012	59,976
Total property operating expenses	7,879	6,869		23,564	20,525
Number of facilities included in same store analysis	142			142

Cash Flows

Comparison of the Nine Months Ended September 30, 2004 and 2003

Cash provided by operations decreased from $28.8 million for the nine months ended September 30, 2003 to $23.4 million for the nine months ended September 30, 2004, a decrease of $5.4 million, or 18.8%. This decrease is primarily attributable to lower income from continuing operations primarily due to the increased interest expense and loan procurement expense as a result of significantly higher debt outstanding.

Cash used in investing activities increased from a provision of $0.8 million for the nine months ended September 30, 2003 to a use of $3.8 million for the nine months ended September 30, 2004, an increased use of $4.6 million, or 575.0%. This increase is primarily attributable to additional restricted cash requirements in connection with new indebtedness and the proceeds from the sales of storage facilities.

Cash used in financing activities decreased from $24.0 million for the nine months ended September 30, 2003 to $22.8 million for the nine months ended September 30, 2004, an decrease of $1.2 million, or 5.0%. This decrease is primarily attributable to a decrease in cash distributions to owners.

Liquidity and Capital Resources

As described in the financial statements, as a result of the Offering and the formation transactions, the Company has a substantially different capital structure than Acquiport/Amsdell. Giving effect to the completion of the Offering and the formation transactions, the Company had total indebtedness outstanding of approximately $387.3 million on a pro forma basis as of September 30, 2004, as compared to $549.5 million on a historical basis at September 30, 2004. On October 27, 2004, the Operating Partnership entered into a $150 million revolving credit facility, which is currently undrawn. The Company may use borrowings under this facility to satisfy a portion of its short-term and long-term liquidity needs.

The Company has approximately $111.1 million of indebtedness outstanding pursuant to four existing mortgage loans secured by 53 of its facilities. These mortgage loans, which were incurred prior to the Offering, include:

•	a commercial mortgage-backed securities loan secured by 41 of the Company’s existing facilities, which currently has a principal balance of approximately $66.5 million, bears interest at a fixed rate of 8.16% and has an anticipated repayment date in November 2006;

•	a commercial mortgage-backed securities loan secured by ten of the Company’s existing facilities, which currently has a principal balance of approximately $40.1 million, bears interest at a fixed rate of 7.13% and has an anticipated repayment date in December 2006;

•	a mortgage loan secured by the West Palm Beach, FL facility, which currently has a principal balance of approximately $2.6 million, bears interest at a fixed rate of 7.71% and matures in December 2008; and

•	a mortgage loan secured by the Peachtree City, GA facility, which currently has a principal balance of approximately $1.9 million, bears interest at a fixed rate of 8.43% and matures in August 2009.

Each of these loans has customary restrictions on transfer or encumbrance of the mortgaged facilities.

In connection with the Offering, on October 27, 2004, three of the Company’s subsidiaries also entered into three separate fixed rate mortgage loans with an aggregate principal amount of approximately $270 million. The first mortgage loan is secured by 26 of the Company’s facilities, has an initial outstanding principal balance of $90.0 million, bears interest at 5.09% and matures in November 2009. The second mortgage loan is secured by 21 of the Company’s facilities, has an initial outstanding principal balance of $90.0 million, bears interest at 5.19% and matures in May 2010. The third mortgage loan is secured by 18 of the Company’s facilities, has an initial outstanding principal balance of $90.0 million, bears interest at 5.33% and matures in January 2011. Each of these loans has customary restrictions on transfer or encumbrance of the mortgaged facilities. The primary purpose of these three new mortgage loans was to repay the portion of the Company’s existing term loan that was not repaid from the proceeds of the Offering.

Also in connection with the Offering, on October 27, 2004, the Operating Partnership entered into a three-year revolving credit facility. The facility is scheduled to mature on October 27, 2007, with the option for a one-year extended maturity date of October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. The primary purpose of the new credit facility is to fund the future acquisition and development of self-storage facilities and for general working capital purposes (as noted above, the Company may use it to satisfy other short and long term liquidity needs). The revolving credit facility provides for aggregate borrowings of up to $150 million and contains the following financial covenants, among others:

•	Maximum total indebtedness to total asset value of 65%;

•	Minimum interest coverage ratio of 2.0:1;

•	Minimum fixed charge coverage ratio of 1.7:1; and

•	Minimum tangible net worth of $400 million.

The revolving credit facility also has customary restrictions on transfer or encumbrance of the facilities that secure the loan.

The Company also expects to assume a fixed rate mortgage loan in connection with one of its pending acquisitions. The loan is secured by one of the acquisition facilities. The loan bears interest at a rate of 8.63% per year, will have an outstanding principal balance of approximately $6.4 million and will mature in July 2010. The loan has customary restrictions on transfer or encumbrance of the mortgaged facility.

The Company’s cash flow from operations has been one of its primary sources of liquidity to fund debt service, distributions and capital expenditures. The Company derives substantially all of its revenue from customers who lease space from us at its facilities. Therefore, the Company’s ability to generate cash from operations is dependent on the rents that the Company is able to charge and collect from its customers. While the Company believes that facilities in which the Company invests — self-storage facilities — are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect its cash flow from operations.

As a result of the completion of the offering, the Company is now required to distribute at least 90% of its taxable income, excluding capital gains, to shareholders on an annual basis in order to qualify as a REIT for federal income tax purposes.

The nature of the Company’s business, coupled with the requirement that the Company distribute a substantial portion of its income on an annual basis, will cause the Company to have substantial liquidity needs over both the short term and the long term. The Company’s short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with its facilities, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that the Company incurs, will vary from year to year, in some cases significantly. For the remainder of 2004 and the first six months of 2005, the Company expects to incur approximately $1.5 million of costs for recurring capital expenditures. The Company expects to meet its short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under its revolving credit facility.

The Company’s long-term liquidity needs consist primarily of funds necessary to pay for development of new facilities, redevelopment of operating facilities, non-recurring capital expenditures, acquisitions of facilities and repayment of indebtedness at maturity. In particular, the Company intends to actively pursue the acquisition of additional facilities, which will require additional capital. The Company does not expect that it will have sufficient funds on hand to cover these long-term cash requirements. The Company will have to satisfy these needs through either additional borrowings, including borrowings under its revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

The Company believes that, as a publicly traded REIT, it will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, as a new public company, the Company cannot assure that this will be the case. The Company’s ability to incur additional debt will be dependent on a number of factors, including its degree of leverage, the value of its unencumbered assets and borrowing restrictions that may be imposed by lenders. The Company’s ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about the Company.

Contractual Obligations

The following table summarizes our known contractual obligations as of September 30, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Loans Payable	$549,510	$11,268	$527,473	$1,620	$9,149
Contractual Capital Lease Obligations	232	58	151	23	—
Ground Leases	364	25	200	133	6

Total	$550,106	$11,351	$527,824	$1,776	$9,155

Off-Balance Sheet Arrangements

The Company does not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Effect of Changes in Interest Rates on our Outstanding Debt

As of September 30, 2004, the Company had approximately $430.4 million of variable debt outstanding (representing approximately 78% of our total debt). Based upon the balances outstanding on variable rate debt at September 30, 2004, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $4.3 million annually. The Company does not currently use derivative financial instruments to reduce our exposure to changes in interest rates.

As of September 30, 2004, the Company had approximately $119.1 million of fixed rate debt outstanding (representing approximately 22% of total debt). A change in the interest rates on fixed rate debt generally impacts the fair market value of our debt but it has no impact on interest incurred or cash flow. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $2.5 million at September 30, 2004. A 100 basis point decrease in interest rates would result in an increase in the fair value of our fixed rate debt of approximately $2.6 million at September 30, 2004.

In connection with the Company’s initial public offering and the formation transactions, the Company repaid all of its existing outstanding variable rate debt. As a result, all of our outstanding debt is fixed rate.

Inflation

Virtually all of the Company’s customers rent units in its facilities subject to short-term, typically month-to-month, leases, which provide the Company with the ability to increase rental rates as each lease expires, thereby enabling us to seek to mitigate exposure to increased costs and expenses resulting from inflation. However, there is no assurance that the market will accept rental increases.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective. There has been no change in the Company’s internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II — OTHER INFORMATION

Items 1, 3 and 5 are not applicable or the answer to such items is negative; therefore, the items have been omitted and no reference is required in this Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Upon the Company’s formation in July 2004, High Tide LLC was issued 100 common shares for total consideration of $1,500 in cash in order to provide the Company’s initial capitalization. In October 2004, High Tide LLC was reorganized as a Maryland real estate investment trust through a merger into the Company pursuant to a reorganization and merger agreement. Upon completion of this merger, those shares were canceled and retired without payment of any consideration therefor. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act of 1933, as amended.

     In connection with the Company’s formation transactions, units of limited partnership in the Operating Partnership and common shares were issued to certain persons transferring interests and other assets to the Company in consideration of the transfer of such interests and assets as follows:

•	Robert J. Amsdell, the Company’s Chairman and Chief Executive Officer, received approximately 151,000 shares (with a value of approximately $2.4 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of the Operating Partnership, into the Company;

•	The Robert J. Amsdell Family Irrevocable Trust, a trust formed for the benefit of the family of Robert J. Amsdell, received approximately 3.9 million shares (with a value of approximately $62.7 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of the Operating Partnership, into the Company;

•	Barry L. Amsdell, one of our trustees, received approximately 151,000 shares (with a value of approximately $2.4 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of the Operating Partnership, into the Company;

•	The Loretta Amsdell Family Irrevocable Trust, a trust formed for the benefit of the family of Barry L. Amsdell, received approximately 3.9 million shares (with a value of approximately $62.7 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of the Operating Partnership, into the Company;

•	Todd C. Amsdell, the Company’s Chief Operating Officer, received approximately 430,000 shares (with a value of approximately $6.9 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of the Operating Partnership, into the Company; and

•	Entities owned and controlled by Robert J. Amsdell and Barry L. Amsdell received approximately 1.1 million operating partnership units (with a value of approximately $18.1 million) as a result of the contribution of three facilities to the Operating Partnership and the reorganization of the Operating Partnership, and the Company assumed approximately $10.4 million of indebtedness of these entities.

     The foregoing issuances occurred pursuant to agreements dated as of July 30, 2004. All of such persons irrevocably committed to the transfer of such interests and assets prior to the filing of our registration statement on Form S-11 relating to the Company’s initial public offering. The issuance of such units and shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

(b) The effective date of the Company’s first registration statement filed on Form S-11 (File No. 333- 117848) under the Securities Act relating to the initial public offering of the Company’s common shares was October 21, 2004. An aggregate of 28,750,000 common shares were sold (including 3,750,000 common shares sold pursuant to the underwriters’ over-allotment option). Lehman Brothers Inc. acted as sole bookrunning manager of the offering. Citigroup Global Markets, Inc., Wachovia Capital Markets, LLC, AG Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc. acted as co-managers of the offering.

     The offering has been completed. The aggregate offering price was $460,000,000. The underwriting discount and commissions were $28,750,000, none of which was paid to our affiliates. The Company received net proceeds of approximately $422,800,000, after deducting underwriting discount and commissions, financial advisory fees and expenses of the offering.

(c) Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

On July 30, 2004, the sole stockholder of the Company authorized, by unanimous written consent, the merger of High Tide LLC, a Delaware limited liability company which previously owned substantially all of the limited partnership interests in the Operating Partnership, with and into the Company. Also on July 30, 2004, the sole stockholder of the Company authorized, by unanimous written consent, the merger of Amsdell Partners, Inc., the then existing corporate general partner of the Operating Partnership, with and into the Company

Item 6. Exhibits and Reports on Form 8-K

1.1*	Underwriting Agreement dated as of October 21, 2004 by and among U-Store-It Trust, Acquiport/Amsdell I Limited Partnership and Lehman Brothers Inc., filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.1*	Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*	Loan Agreement dated as of October 27, 2004 by and between YSI I LLC and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.3*	Loan Agreement dated as of October 27, 2004 by and between YSI II LLC and Lehman Brothers Holdings Inc. d/b/a/ Lehman Capital, a division of Lehman Brothers Holdings Inc., filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.4*	Loan Agreement dated as of October 27, 2004 by and between YSI III LLC and Lehman Brothers Bank, FSB, filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.5*	Credit Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P., the several lenders from time to time parties thereto, Lehman Brothers Inc., Wachovia Capital Markets, LLC, SunTrust Bank, LaSalle Bank National Association and Lehman Commercial Paper Inc., filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.6*	2004 Equity Incentive Plan of U-Store-It Trust effective as of October 19, 2004, filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.7*	Stock Purchase Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998 and the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, relating to the purchase of U-Store-It Mini Warehouse Co., filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.8*	Marketing and Ancillary Services Agreement dated as of October 27, 2004 by and between U-Store-It Mini Warehouse Co. and Rising Tide Development, LLC, filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.9*	Property Management Agreement dated as of October 27, 2004 by and between YSI Management LLC and Rising Tide Development, LLC, filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.10*	Option Agreement dated as of October 27, 2004 by and between U-Store-It, L.P. and Rising Tide Development, LLC, filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.11*	Registration Rights Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998, the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, Amsdell Holdings I, Inc., Amsdell and Amsdell and Robert J. Amsdell, Trustee, filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.12*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Robert J. Amsdell, filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.13*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Steven G. Osgood, filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.14*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Barry L. Amsdell, filed as Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.15*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Todd C. Amsdell, filed as Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.16*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Tedd D. Towsley, filed as Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.17*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and John C. Dannemiller, filed as Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.18*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Thomas A Commes, filed as Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.19*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue, filed as Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.20*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Harold S. Haller, filed as Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.21*	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and William M. Diefenderfer III, filed as Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.22*	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, filed as Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.23*	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, filed as Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.24*	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, filed as Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.25*	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, filed as Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.26*	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Barry L. Amsdell, filed as Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.27*	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, filed as Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.28*	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, filed as Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.29*	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, filed as Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.30*	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, filed as Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.31*	Purchase and Sale Agreement dated as of August 13, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, filed as Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.32*	Amendment to Purchase and Sale Agreement dated as of September 8, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, filed as Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 6, 2004	U-Store-It Trust
(Registrant)

/s/ Steven G. Osgood

Steven G. Osgood,
President and Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)