Form 10-K
period 2004-12-31
U-Store-It Trust
filed 2005-03-31
CIK 1298675

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1024732
(State of Incorporation)	(I.R.S. Employer Identification No.)

6745 Engle Road
Suite 300
Cleveland, Ohio 44130	(440) 234-0700
(Address of Principal Executive Offices)	(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☐    NO  ☑

As of June 30, 2004, the last business day of the Registrant’s most recently completed second quarter, there was no aggregate market value of common shares held by non-affiliates of the Registrant. The Registrant completed its initial public offering on October 27, 2004.

As of March 21, 2005, the number of common shares of the Registrant outstanding was 37,345,162.

Documents incorporated by reference: Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	acquisition and development risks;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS

Overview

We are a self-administered and self-managed real estate company focused on the ownership, operation, acquisition and development of self-storage facilities in the United States.

As of December 31, 2004, we owned and managed 201 self-storage facilities located in 21 states and aggregating approximately 13.0 million rentable square feet. As of December 31, 2004, we also managed 14 additional facilities owned by Rising Tide Development, LLC (“Rising Tide Development”), a company owned and controlled by Robert J. Amsdell, our Chairman and Chief Executive Officer, and Barry L. Amsdell, one of our trustees. As of December 31, 2004, our 201 facilities were approximately 82.2% leased to a total of approximately 91,000 tenants and no single customer accounted for more than 1% of our annual rent.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Our facilities are specifically designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access. Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems.

We were formed in July 2004 to succeed to the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, our Chief Operating Officer, and their affiliated entities and related family trusts (which entities and family trusts are referred to herein as the “Amsdell Entities”). We are organized as a Maryland real estate investment trust, we believe that we qualify for taxation as a REIT for federal income tax purposes beginning with our short taxable year ended December 31, 2004. From inception until October 2004, we did not have any operations. We commenced operations on October 21, 2004 after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into us, followed by our initial public offering (“IPO”), and the consummation of various other formation transactions which occurred concurrently with, or shortly after, completion of the IPO.

We conduct all of our business through U-Store-It, L.P., our operating partnership, of which we serve as general partner, and its subsidiaries. As of December 31, 2004, we held approximately 97% of the aggregate partnership interests in our operating partnership. Since its formation in 1996, our operating partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

Recent Developments

Completion of IPO. On October 27, 2004, we completed our IPO, pursuant to which we sold an aggregate of 28,750,000 common shares (including 3,750,000 common shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, for gross proceeds of $460.0 million. As part of our formation transactions, we acquired general and limited partner interests in our Operating Partnership from Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and certain of the Amsdell Entities in exchange for our common shares, and we also acquired U-Store-It Mini Warehouse Co., our management company, for cash. In addition, three additional facilities were contributed to our operating partnership by the Amsdell Entities in exchange for operating partnership units and the assumption of outstanding indebtedness on these facilities.

Revolving Credit Facility. On October 27, 2004, concurrently with the closing of our IPO, we and our operating partnership entered into a three-year, $150.0 million secured revolving credit facility with Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as joint advisors, joint lead arrangers and joint bookrunners.

The facility is scheduled to mature on October 27, 2007, with the option for us to extend the maturity date to October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on our leverage ratio. The credit facility is secured by certain of our self-storage facilities and requires that we maintain a minimum “borrowing base” of properties. We intend to use this new credit facility principally to finance the future acquisition and development of self-storage facilities and for general working capital purposes.

Fixed Rate Mortgage Loans. Also on October 27, 2004, and concurrently with the closing of our IPO, three of our subsidiaries entered into three separate fixed rate mortgage loans with an aggregate principal amount of approximately $270.0 million ($90.0 million each). Affiliates of Lehman Brothers served as the lenders under these mortgage loans. The mortgage loans are secured by certain of our self-storage facilities, bear interest at 5.09%, 5.19% and 5.33%, and mature in November 2009, May 2010 and January 2011, respectively. These mortgage loans require us to establish reserves relating to the mortgaged facilities for real estate taxes, insurance and capital spending.

Post-IPO 2004 Acquisition Activities. In 2004, concurrently with, or shortly after, the completion of our IPO, we completed the acquisition of 46 self-storage facilities, all of which were pending at the time of the IPO:

•	Metro Storage LLC. On October 27, 2004, we acquired the Metro Storage portfolio from Metro Storage LLC for a purchase price of $184.0 million. The portfolio consists of 42 self-storage facilities located in five states, Illinois, Indiana, Florida, Ohio and Wisconsin. These facilities contain an aggregate of approximately 2.6 million rentable square feet and were 77.9% occupied as of December 31, 2004. In addition to the $184.0 million purchase price, we anticipate an additional $2.2 million will be incurred for renovation and improvements to the acquired properties.

•	Devon Facilities. On October 28, 2004, we acquired two self-storage facilities, one located in Bradenton, FL and one in West Palm Beach, FL, from Devon/Bradenton, L.P. and Devon/West Palm, L.P., respectively, for a total purchase price of $18.2 million. These facilities contain an aggregate of approximately 182,000 rentable square feet and were 92.5% occupied as of December 31, 2004.

•	Self-Storage Zone Facility. On November 1, 2004, we acquired one self-storage facility, located in California, MD, from Bay Media Network Limited Partnership for a purchase price of approximately $5.7 million. This facility contains approximately 68,000 rentable square feet and was 91.1% occupied as of December 31, 2004.

•	Federal Self-Storage Facility. On November 1, 2004, we acquired one self-storage facility, located in Dania Beach, FL, from Federal Self Storage for a purchase price of approximately $13.9 million. This facility contains approximately 264,000 rentable square feet and was 78.7% occupied as of December 31, 2004.

Quarterly Distribution. On November 16, 2004, our board of trustees declared a pro-rated quarterly distribution of $0.2009 per common share for the period commencing upon completion of our IPO on October 27, 2004 and ending December 31, 2004. The distribution was paid on January 24, 2005 to common shareholders of record on January 10, 2005. This initial pro-rated distribution was based on a distribution of $0.28 per share for a full quarter.

Subsequent 2005 Events.

•	Consolidation of Vero Beach Facilities. As of January 1, 2005, we consolidated the operations of our two Vero Beach facilities into one facility.

•

Acquisition of Option Facility. On January 5, 2005, we exercised our option to purchase the San Bernardino VII, CA facility from Rising Tide Development for the purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million payable in units in our operating partnership. The facility contains approximately 83,000 rentable square feet and was 85.0% occupied as of December 31, 2004.

•	Acquisition of Self-Storage Zone Facility. On January 14, 2005, we acquired one self-storage facility, located in Gaithersburg, MD, from Airpark Storage LLC for a purchase price of approximately $10.7 million, consisting of $4.3 million in cash and the assumption of $6.4 million of indebtedness. The facility contains approximately 87,000 rentable square feet.

•	Acquisition of Ford Storage Facilities. On March 1, 2005, we acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million. These facilities contain an aggregate of approximately 237,000 rentable square feet.

•	Acquisition of A-1 Self-Storage Facilities. On March 15, 2005, we acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of $21.7 million. These facilities contain an aggregate of approximately 193,000 rentable square feet. Our plans are to operate two of these facilities as one facility.

•	Acquisition of Option Facilities. On March 18, 2005, we exercised our option to purchase the Orlando II, FL and the Boynton Beach II, FL facilities from Rising Tide Development for the purchase price of $11.8 million, consisting of $6.7 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.1 million payable in units in our operating partnership. The facilities contain an aggregate of approximately 129,000 rentable square feet.

•	New Office Lease. On March 29, 2005, we entered into an office lease agreement with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell, for office space of approximately 18,000 square feet at The Parkview Building, an approximately 40,000 square foot multi-tenant office building located at 6745 Engle Road, plus approximately 4,000 square feet of an 18,000 square foot office building located at 6751 Engle Road, which are both part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio. Airport Executive Park is owned by Amsdell and Amsdell. The lease is effective as of January 1, 2005 and has a ten-year term, with one five-year extension option exercisable by us. The aggregate amount of rent payable under this lease in 2005 will be approximately $260,000. The independent trustees have determined that the amount of rent payable under the terms of this lease is reasonable.

Proposed Acquisitions. As of March 23, 2005, we had entered into definitive agreements to acquire 89 self-storage facilities, as discussed below, for a total purchase price of approximately $272.3 million.

The proposed acquisitions are comprised of the following unrelated transactions:

•	We have agreed to acquire 67 self-storage facilities from various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. for an aggregate purchase price of approximately $217.0 million. The facilities total approximately 3.6 million rentable square feet and are located in Arizona, California, Colorado, New Mexico, Tennessee, Texas and Utah. The transaction also includes the purchase of four office parks and one mobile home park. The purchase price includes the assumption of up to $118.0 million of indebtedness by our operating partnership upon closing and the issuance of approximately $63.0 million payable in Units in our operating partnership, with the balance to be paid in cash.

•	We have entered into a contract to acquire 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate purchase price of $34.0 million. The facilities total approximately 863,000 rentable square feet and are located in Ohio and New York.

•	We have entered into an agreement to purchase one self-storage facility from A-1 Self Storage for $6.4 million. The facility totals approximately 48,000 rentable square feet and is located in New York.

•	We have also entered into two separate agreements to acquire three facilities from two parties for an aggregate purchase price of $14.9 million. The facilities total approximately 200,000 rentable square feet and are located in Texas (2 properties) and Florida (1 property).

We expect these acquisitions to close on or before June 30, 2005. The closings of the transactions are contingent upon the satisfaction of certain customary conditions. There are no assurances that the conditions will be met or that the transactions will be consummated.

Business Strategy

Our business strategy consists of several elements:

•	Maximize cash flow from our facilities by increasing occupancy levels, increasing rents, controlling operating expenses and expanding and improving our facilities;

•	Acquire facilities within our targeted markets;

•	Utilize our development expertise in selective new developments;

•	Focus on expanding our commercial customer base; and

•	Continue to grow ancillary revenues.

Investment and Market Selection Process.

We intend to focus on targeted investments in acquisition and development of self-storage facilities. Our investment committee, which consists of certain of our executive officers and is led by Steven G. Osgood, our President and Chief Financial Officer, will oversee our investment process. Our investment process involves five stages—identification, initial due diligence, economic assessment, investment committee approval (and when required, board approval) and final due diligence, and documentation. Through our investment committee, we intend to focus on the following criteria:

•	Targeted Markets: Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth. We will seek to grow our presence primarily in areas that we consider to be growth markets and to enter new markets should suitable opportunities arise.

•	Quality of Facility: We focus on self-storage facilities that have good visibility and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers. In addition, we seek to acquire facilities with an on-site apartment for the manager, security cameras and gated access, accessibility for tractor trailers and good construction.

•	Growth Potential: We will target acquisitions that offer growth potential through increased operating efficiency and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquisitions of single facilities, we will seek to invest in portfolio acquisitions, searching for situations where there is significant potential for increased operating efficiency and an ability to spread our fixed costs across a large base of facilities.

From the completion of our IPO through December 31, 2004, we acquired 46 facilities totaling approximately 3.1 million rentable square feet for an aggregate purchase price of approximately $221.8 million. We believe that the self-storage industry will continue to provide us with opportunities for future growth through consolidation due to the highly fragmented composition of the industry, the lack of skilled operators, the economies of scale available to a real estate company with a significant number of self-storage facilities, and the relative scarcity of capital available to the smaller operators. We intend to take advantage of these opportunities by utilizing our experience in identifying, evaluating and acquiring self-storage facilities. The experience of our management team and our history of actively acquiring self-storage facilities give us an advantage in identifying attractive potential acquisitions, as we are well-known within the self-storage brokerage community and are often approached directly by principals interested in selling their facilities. Furthermore, we believe that our ability to offer our operating partnership units as a form of acquisition consideration will help us pursue acquisitions from tax-sensitive private sellers through tax-deferred transactions.

Operating Segment

We have one reportable operating segment: we own, operate, develop, and acquire self-storage facilities. Our self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, Illinois and California provided approximately 28.0%, 11.4% and 10.3%, respectively, of total revenues for the period October 21, 2004 through December 31, 2004.

Financing Strategy

Although our organizational documents contain no limitation on the amount of debt we may incur, we maintain what we consider to be a conservative capital structure, characterized by the use of leverage in a manner that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover interest expense. As of December 31, 2004, our debt to total capitalization ratio, determined by dividing the book value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units other than held by the Company and (b) the book value of our total indebtedness, was approximately 36.3%. We expect to finance additional investments in self-storage facilities through the most attractive available source of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility. These capital sources may include borrowings under our revolving credit facility, selling common or preferred shares or debt securities through public offerings or private placements, incurring additional secured indebtedness, issuing units in our operating partnership in exchange for contributed property, issuing preferred units in our operating partnership to institutional partners and forming joint ventures. We also may consider selling less productive self-storage facilities from time to time in order to reallocate proceeds from these sales into more productive facilities.

Competition

The continued development of new self-storage facilities has intensified the competition among self-storage operators in many market areas in which we operate. Self-storage facilities compete based on a number of factors, including location, rental rates, security, suitability of the facility’s design to prospective customers’ needs and the manner in which the facility is operated and marketed. In particular, the number of competing self-storage facilities in a particular market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our facilities. We believe that the primary competition for potential customers of any of our self-storage facilities comes from other self-storage facilities within a three-mile radius of that facility. We believe we have positioned our facilities within their respective markets as high-quality operators that emphasize customer convenience, security and professionalism.

Our key competitors include: Public Storage, Storage USA, Shurgard Storage Centers, U-Haul International, Sovran Self Storage and Extra Space Storage Inc. These companies, some of which operate significantly more facilities than we do and have greater resources than we do, and other entities may generally be able to accept more risk than we determine is prudent, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices. This competition may generally reduce the number of suitable acquisition opportunities available to us, increase the price required to be able to consummate the acquisition of particular facilities and reduce the demand for self-storage space in certain areas where our facilities are located. Nevertheless, we believe that our experience in operating, acquiring, developing and obtaining financing for self-storage facilities, particularly our customer-oriented approach toward managing our facilities, should enable us to compete effectively.

Government Regulation

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using real estate as collateral, and may cause the property owner to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage. We may also become liable for the costs of removal or remediation of hazardous substances stored at the facilities by a customer even though storage of hazardous substances would be in violation of the customer’s storage lease agreement with us.

In order to assess the potential for cleanup liability, we obtained an environmental assessment of each of our facilities from a qualified and reputable environmental consulting firm (and intend to conduct such assessments prior to the acquisition or development of additional facilities). Whenever the environmental assessment for one of our facilities indicated that the facility was impacted by soil or groundwater contamination from prior owners/ operators or other sources, we worked with our environmental consultants and where appropriate, state governmental agencies, to ensure that the facility was either cleaned up, that no cleanup was necessary because the low level of contamination posed no significant risk to public health or the environment, or that the responsibility for cleanup rested with a third party. Therefore, we are not aware of any environmental cleanup liability that we believe will have a material adverse effect on us. We cannot assure you, however, that these environmental assessments and investigations revealed all potential environmental liabilities, that no prior owner created any material environmental condition not known to us or the independent consultant or that future events or changes in environmental laws will not result in the imposition of environmental liability on us.

We have not received notice from any governmental authority of any material noncompliance, claim or liability in connection with any of the facilities, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of the facilities in connection with environmental conditions.

We are not aware of any environmental condition with respect to any of the facilities that could reasonably be expected to have a material adverse effect on our financial condition or results of operations, and we do not expect that the cost of compliance with environmental regulations will have a material adverse effect on our financial condition or results of operations. We cannot assure you, however, that this will continue to be the case.

Insurance

We believe that each of our facilities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. We maintain comprehensive liability, all-risk property insurance coverage with respect to all of the facilities with policy specifications, limits and deductibles customarily carried for in our industry. We believe that all of our current title insurance policies adequately insure fee title to the facilities.

Offices

Our principal executive office is located at 6745 Engle Road, Suite 300, Cleveland, Ohio 44130. Our telephone number is (440) 234-0700.

Employees

As of December 31, 2004, we employed approximately 560 employees, of whom approximately 80 were corporate executive and administrative personnel and approximately 480 were management and administrative personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

Our internet website address is www.u-store-it.com. You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our board of trustees—the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office.

Risk Factors

Investors should carefully consider, among other factors, the risks set forth below. We have separated the risks into three groups:

•	risks related to our operations;

•	risks related to our organization and structure; and

•	tax risks.

These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our shareholders.

Risks Related to Our Operations

Our rental revenues are significantly influenced by the economies and other conditions of the markets in which we operate, particularly in Florida, Illinois and California, where we have high concentrations of self-storage facilities.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our facilities in Florida, Illinois and California accounted for approximately 24.8%, 11.7% and 10.4%, respectively, of our total rentable square feet as of December 31, 2004. As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these particular areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

Because we are primarily focused on the ownership, operation, acquisition and development of self-storage facilities, our rental revenues are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of facilities consists primarily of self-storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self-storage space would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self-storage space has been and could be adversely affected by weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

We face significant competition in the self-storage industry, which may impede our ability to retain customers or re-let space when existing customers vacate, or impede our ability to make, or increase the cost of, future acquisitions or developments.

We compete with numerous developers, owners and operators in the self-storage industry, including other REITs, some of which own or may in the future own facilities similar to ours in the same markets in which our facilities are located, and some of which may have greater capital resources. In addition, due to the low cost of each individual self-storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities.

If our competitors build new facilities that compete with our facilities or offer space at rental rates below current market rates or below the rental rates we currently charge our customers, we may lose potential customers and we may be pressured to discount our rental rates below those we currently charge in order to retain customers. As a result, our rental revenues may decrease, which could impair our ability to satisfy our debt service obligations and to pay distributions to our shareholders. In addition, increased competition for customers may require us to make capital improvements to facilities that we would not have otherwise made. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders.

Our rental revenues and operating costs, as well as the value of our self-storage facilities, are subject to risks associated with real estate assets and with the real estate industry.

Our ability to make expected distributions to our shareholders depends on our ability to generate substantial revenues from our facilities. Events and conditions generally applicable to owners and operators of real property that are beyond our control may decrease cash available for distribution and the value of our facilities. These events and conditions include:

•	changes in the national, regional and local economic climate;

•	local or regional oversupply, increased competition or reduction in demand for self-storage space;

•	inability to collect rent from customers;

•	inability to finance facility acquisitions, capital improvements and development on favorable terms;

•	increased operating costs, including maintenance, insurance premiums and real estate taxes;

•	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and

•	the relative illiquidity of real estate investments.

In addition, prolonged periods of economic slowdown or recession, rising interest rates or declining demand for self-storage, or the public perception that any of these events may occur, could result in a general decline in rental revenues, which could impair our ability to satisfy our debt service obligations and to make distributions to our shareholders.

If we are unable to promptly re-let units within our facilities or if the rates upon such re-letting are significantly lower than expected, our rental revenues would be adversely affected and our growth may be impeded.

Virtually all of our leases are on a month-to-month basis. Delays in re-letting units as vacancies arise would reduce our revenues and could adversely affect our operating performance. In addition, lower than expected rental rates upon re-letting could adversely affect our rental revenues and impede our growth.

We may not be successful in identifying and completing suitable acquisitions or development projects that meet our criteria, which may impede our growth, and even if we are able to identify suitable projects, our future acquisitions and developments may not yield the returns we expect or may result in shareholder dilution.

Our business strategy involves expansion through acquisitions and development projects. These activities require us to identify suitable acquisition or development candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying suitable self-storage facilities, that meet our acquisition or development criteria or in completing acquisitions, developments or investments on satisfactory terms. Similarly, although we currently have the option to purchase 15 self-storage facilities, consisting of 11 facilities owned by Rising Tide Development and four facilities which Rising Tide Development has the right to acquire from unaffiliated third parties, Rising Tide Development may not acquire one or more of the four option facilities it currently has under contract, which would reduce the number of facilities available to us pursuant to the option agreement. Failure to identify or complete acquisitions or developments or to purchase one or more of the four option facilities could slow our growth.

We also face significant competition for acquisitions and development opportunities. Some of our competitors have greater financial resources than we do and a greater ability to borrow funds to acquire facilities. These competitors may also be able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher facility acquisition prices. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space in certain areas where our facilities are located and, as a result, adversely affect our operating results.

In addition, even if we are successful in identifying suitable acquisitions or development projects, newly acquired facilities may fail to perform as expected and our management may underestimate the costs associated with the integration of the acquired facilities. In addition, any developments we undertake in the future are subject to a number of risks, including, but not limited to, construction delays or cost overruns that may increase project costs, financing risks, the failure to meet anticipated occupancy or rent levels, failure to receive required zoning, occupancy, land use and other governmental permits and authorizations and changes in applicable zoning and land use laws. If any of these problems occur, development costs for a project will increase, and there may be significant costs incurred for projects that are not completed. In deciding whether to acquire or develop a particular facility, we make certain assumptions regarding the expected future performance of that facility. If our acquisition or development facilities fail to perform as expected or incur significant increases in projected costs, our rental revenues could be lower, and our operating expenses higher, than we expect. In addition, the issuance of equity securities for any acquisitions could be substantially dilutive to our shareholders.

We may not be able to adapt our management and operation systems to respond to the integration of additional facilities without disruption or expense.

Since completion of our IPO in October 2004, we have acquired 60 self-storage facilities, containing approximately 3.8 million rentable square feet for an aggregate cost of approximately $288.8 million, and we currently have entered into agreements to acquire an additional 89 self-storage facilities. In addition, we expect to acquire additional self-storage facilities in the future. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these facilities into our portfolio and manage any future acquisition or development of additional facilities without operating disruptions or unanticipated costs. As we acquire or develop additional facilities, we will be subject to risks associated with managing new facilities, including customer retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Our failure to successfully integrate any future facilities into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

We depend on our on-site personnel to maximize customer satisfaction at each of our facilities; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2004, we had approximately 480 field personnel involved in the management and operation of our facilities. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If we are unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to satisfy new debt obligations and make distributions to our shareholders.

We had approximately $380.5 million of indebtedness outstanding as of December 31, 2004, and this level of indebtedness will result in significant debt service obligations, impede our ability to incur additional indebtedness to fund our growth and expose us to refinancing risk.

We had approximately $380.5 million of outstanding indebtedness as of December 31, 2004. We also intend to incur additional debt in connection with the future acquisition and development of facilities. We also may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate facilities we acquire or develop. In addition, we may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable, to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

Our substantial debt may harm our business and operating results by:

•	requiring us to use a substantial portion of our cash flow from operations to pay interest, which reduces the amount available for distributions;

•	making us more vulnerable to economic and industry downturns and reducing our flexibility in responding to changing business and economic conditions; and

•	limiting our ability to borrow more money for operating or capital needs or to finance acquisitions in the future.

In addition to the risks discussed above and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we also are subject to the risk that we will not be able to refinance the existing indebtedness on our facilities (which, in most cases, will not have been fully amortized at maturity) and that the terms of any refinancing we could obtain would not be as favorable as the terms of our existing indebtedness. In particular, as of December 31, 2004, we had $106.1 million of indebtedness outstanding pursuant to two multi-facility mortgage loans with anticipated repayment dates in 2006. If we are not successful in refinancing debt when it becomes due, we may be forced to dispose of facilities on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

Our mortgage indebtedness contains covenants that restrict our operating, acquisition and disposition activities.

Our mortgage indebtedness contains covenants, including limitations on our ability to incur secured and unsecured indebtedness, sell all or substantially all of our assets and engage in mergers and consolidations and various acquisitions. In addition, our mortgage indebtedness contains limitations on our ability to transfer or encumber the mortgaged facilities without lender consent. These provisions may restrict our ability to pursue business initiatives or acquisition transactions that may be in our best interests. They also may prevent us from selling facilities at times when, due to market conditions, it may be advantageous to do so. In addition, failure to meet any of the covenants could cause an event of default under and/or acceleration of some or all of our indebtedness, which would have an adverse effect on us.

Mortgage debt obligations expose us to the possibility of foreclosure, which could result in the loss of our investment in a facility or group of facilities subject to mortgage debt.

Most of the facilities we own are pledged as collateral for mortgage debt. If we are unable to meet mortgage payments, the lender could foreclose on the facilities or group of facilities, resulting in the loss of our investment. Any foreclosure on a mortgaged facility or group of facilities could adversely affect the overall value of our portfolio of self-storage facilities.

In the future, we could incur variable rate debt, and therefore increases in interest rates may increase our debt service obligations.

As of December 31, 2004, we did not have any variable rate debt outstanding. However, we intend to finance future acquisitions in part by borrowings under our revolving credit facility, which bears interest at a variable rate. The interest expense on our variable rate indebtedness will increase when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future. A significant increase in interest expense could adversely affect our results of operations. We currently do not expect to utilize hedging arrangements or derivative instruments in connection with our revolving credit facility.

Our organizational documents contain no limitation on the amount of debt we may incur. As a result, we may become highly leveraged in the future.

Our organizational documents contain no limitations on the amount of indebtedness that we or our operating partnership may incur. We could alter the balance between our total outstanding indebtedness and the value of our assets at any time. If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

We may not be able to sell facilities when appropriate or on favorable terms, which could significantly impede our ability to respond to economic or other market conditions or adverse changes in the performance of our facilities.

Real estate property investments generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than sale in the ordinary course of business, which may cause us to forgo or defer sales of facilities that otherwise would be in our best interest. Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, which may adversely affect our financial position.

Potential losses may not be covered by insurance, which could result in the loss of our investment in a facility and the future cash flows from the facility.

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding, because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss at a facility that is uninsured or that exceeds policy limits, we could lose the capital invested in that facility as well as the anticipated future cash flows from that facility. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a facility after it has been damaged or destroyed. In addition, if the damaged facilities are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these facilities were irreparably damaged.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

Our facilities and any other facilities we acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. The facilities will be subject to increases in real estate and other tax rates, utility costs, operating expenses, insurance costs, repairs and maintenance and administrative expenses. If rents are being paid in an amount that is insufficient to cover operating expenses, then we could be required to expend funds for that facility’s operating expenses.

We could incur significant costs related to government regulation and environmental matters.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities. If we fail to comply with those laws, we could be subject to significant fines or other governmental sanctions.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a facility and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with contamination. Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect the owner’s ability to sell or rent such facility or to borrow using such facility as collateral. In addition, in connection with the ownership, operation and management of real properties, we are potentially liable for property damage or injuries to persons and property.

In order to assess the potential for liabilities arising from the environmental condition of our facilities we obtained environmental assessments on all of our existing facilities from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities). These environmental assessments received to date have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on us. However, we cannot assure you that any environmental assessments performed have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our facilities.

We must comply with the Americans with Disabilities Act of 1990, which may require unanticipated expenditures.

Under the Americans with Disabilities Act of 1990 (the “ADA”) all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons. A number of other U.S. federal, state and local laws may also impose access and other similar requirements at our facilities. A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance. Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance. If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures.

We may become subject to litigation or threatened litigation which may divert management time and attention, require us to pay damages and expenses or restrict the operation of our business.

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business. Any such dispute could result in litigation between us and the other parties. Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement or otherwise), which would detract from our management’s ability to focus on our business. Any such resolution could involve the payment of damages or expenses by us, which may be significant. In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

One type of commercial dispute could involve our use of our brand name and other intellectual property (for example, logos, signage and other marks), for which we generally have common law rights but no federal trademark registration. There are other commercial parties, at both a local and national level, that may assert that our use of our brand names and other intellectual property conflict with their rights to use brand names and other intellectual property that they consider to be similar to ours. Any such commercial dispute and related resolution would involve all of the risks described above, including, in particular, our agreement to restrict the use of our brand name or other intellectual property.

If in the future we elect to make joint venture investments, we could be adversely affected by a lack of sole decision-making authority, reliance on joint venture partners’ financial condition and any disputes that might arise between us and our joint venture partners.

Although we currently have no joint venture investments, we may in the future co-invest with third parties through joint ventures. In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the facilities owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also have the potential risk of impasse on strategic decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or trustees from focusing their time and effort on our business. In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

Risks Related to Our Organization and Structure

Our organizational documents contain provisions that may have an anti-takeover effect, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our shares or otherwise benefit our shareholders.

Our declaration of trust and bylaws contain provisions that may have the effect of delaying, deferring or preventing a change in control of our company or the removal of existing management and, as a result, could prevent our shareholders from being paid a premium for their common shares over the then-prevailing market price. These provisions include limitations on the ownership of our common shares, advance notice requirements for shareholder proposals, our board of trustees’ power to reclassify shares and issue additional common shares or preferred shares and the absence of cumulative voting rights.

Our charter documents prohibit any person (other than members of the Amsdell family and related family trusts and entities which, as a group, may own up to 29% of our common shares) from beneficially owning more than 5% of our common shares (or up to 9.8% in the case of certain designated investment entities, as defined in our declaration of trust).

There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to satisfy this requirement and for anti-takeover reasons, subject to some exceptions, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 5% of the value or number of our outstanding shares. Our declaration of trust provides an excepted holder limit that allows members of the Amsdell family, certain trusts established for the benefit of members of the Amsdell family and related entities to own up to 29% of our common shares, subject to limitations contained in our declaration of trust. Entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding common shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 5% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our board of trustees may, but is not required to, except a shareholder who is not an individual for tax purposes from the 5% ownership limit or the 9.8% designated investment entity limit if such shareholder provides information and makes representations to the board that are satisfactory to the board in its reasonable discretion demonstrating that exceeding the 5% ownership limit or the 9.8% designated investment entity limit as to such person would not jeopardize our qualification as a REIT.

These restrictions may:

•	discourage a tender offer or other transactions or a change in management or control that might involve a premium price for our shares or otherwise be in the best interests of our shareholders; or

•	compel a shareholder who has acquired our shares in excess of these ownership limitations to dispose of the additional shares and, as a result, to forfeit the benefits of owning the additional shares. Any acquisition of our common shares in violation of these ownership restrictions will be void ab initio and will result in automatic transfers of our common shares to a charitable trust, which will be responsible for selling the common shares to permitted transferees and distributing at least a portion of the proceeds to the prohibited transferees.

Our declaration of trust permits our board of trustees to issue preferred shares with terms that may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our shares or otherwise benefit our shareholders.

Our declaration of trust permits our board of trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. Thus, our board could authorize, without shareholder approval, the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. We currently do not expect that the board would require shareholder approval prior to such a preferred issuance. In addition, any preferred shares that we issue would rank senior to our common shares with respect to the payment of distributions, in which case we could not pay any distributions on our common shares until full distributions have been paid with respect to such preferred shares.

Our management has limited experience operating a REIT and a public company and therefore, may not be able to successfully operate our company as a REIT and as a public company.

We have limited history operating as a REIT and as a public company. We completed our initial public offering in October 2004 and believe that we qualify for taxation as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with our short taxable year ended December 31, 2004. Our board of trustees and executive officers have overall responsibility for our management and, while certain of our officers and trustees have extensive experience in real estate marketing, development, management, finance and law, our executive officers have limited experience in operating a business in accordance with the Internal Revenue Code requirements for maintaining qualification as a REIT and in operating a public company. In addition, we are in the process of developing control systems and procedures required to operate as a public REIT, and this transition could place a significant strain on our management systems, infrastructure and other resources. We cannot assure you that our past experience will be sufficient to enable us to successfully operate our company as a REIT and as a public company. If we fail to qualify as a REIT, and are not able to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, our distributions to shareholders will not be deductible for federal income tax purposes, and therefore we will be required to pay corporate tax at applicable rates on our taxable income, which will substantially reduce our earnings and may reduce the value of our common shares and adversely affect our ability to raise additional capital. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the Internal Revenue Service (the “IRS”) were to grant us relief under certain statutory provisions.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our shares or otherwise benefit our shareholders.

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of those shares, including:

•	“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

•	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

We have opted out of these provisions of Maryland law. However, our board of trustees may opt to make these provisions applicable to us at any time.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities collectively own an approximate 26% beneficial interest in our company and operating partnership and may have the ability to exercise significant influence on our company and any matter presented to our shareholders.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities collectively own approximately 23% of our outstanding common shares, and an approximate 26% beneficial interest in our company and operating partnership. Consequently, these persons and entities may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our board of trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day business decisions and management policies. As a result, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of our other shareholders.

Robert J. Amsdell, our Chairman and Chief Executive Officer, and Barry L. Amsdell, one of our trustees, have interests, through their ownership of limited partner units in our operating partnership and their ownership, through Rising Tide Development, of the option facilities, that may conflict with the interests of our other shareholders.

Robert J. Amsdell, our Chairman and Chief Executive Officer, and Barry L. Amsdell, one of our trustees, own limited partner units in our operating partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our operating partnership, such as interests in the timing and pricing of facility sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unitholders may influence our decisions affecting these facilities.

In addition, Robert J. Amsdell and Barry L. Amsdell own all of the equity interests in Rising Tide Development, which currently owns 11 of the option facilities and has the right to acquire four option facilities from unaffiliated third parties. We have options to purchase these 15 option facilities from Rising Tide Development. As a result of their ownership interest in Rising Tide Development, Robert J. Amsdell and Barry L. Amsdell may have personal interests that conflict with the interests of our shareholders with respect to decisions affecting our exercise of our right to purchase any or all of the option facilities or our management of the option facilities. For example, it could be in the best interests of Rising Tide Development, at some time during the term of the option agreement, to seek our agreement to permit it to sell any or all of the option facilities to an outside third party rather than to our operating partnership. Under these circumstances, our interests would conflict with the fiduciary obligations of Robert J. Amsdell and Barry L. Amsdell as officers and directors of the entity that manages Rising Tide Development and their economic interests as the holders of the equity of Rising Tide Development. Although we expect that our decisions regarding our relationship with Rising Tide Development will be made by the independent members of our board of trustees, we cannot assure you that we will not be adversely affected by conflicts arising from Robert J. Amsdell and Barry L. Amsdell’s relationship with Rising Tide Development.

Our Chairman and Chief Executive Officer has outside business interests that could require time and attention and may interfere with his ability to devote time to our business and affairs.

Robert J. Amsdell, our Chairman and Chief Executive Officer, has outside business interests that are not being contributed to our company which could require time and attention. These interests include the ownership and operation of certain office and industrial properties and ownership of the entity that owns or in some cases has a right to purchase the option facilities. Mr. Amsdell’s employment agreement permits him to devote time to his outside business interests, so long as such activities do not materially or adversely interfere with his duties to us. In some cases, Mr. Amsdell may have fiduciary obligations associated with these business interests that interfere with his ability to devote time to our business and affairs and that could adversely affect our operations. In particular, Mr. Amsdell also serves as an officer or on the board of directors or comparable governing body of various entities owned and controlled by him and Barry L. Amsdell, which entities manage the office and industrial properties and own the option facilities referred to above. As a result of the customary requirement of a fiduciary to exercise the level of care a prudent person would exercise, Mr. Amsdell may be required, through his service as an officer and director of these various entities, to maintain significant familiarity with the businesses and operations of such entities. As well, Mr. Amsdell may be required from time to time to take action as an officer or director with respect to these entities. These activities could require significant time and attention of Mr. Amsdell.

Our business could be harmed if any of our key personnel, Robert J. Amsdell, Steven G. Osgood, Todd C. Amsdell and Tedd D. Towsley, all of whom have long-standing business relationships in the self-storage industry, terminated his employment with us.

Our continued success depends on the continued services of our Chairman and Chief Executive Officer and our other executive officers. Our top four executives, Robert J. Amsdell, Steven G. Osgood, Todd C. Amsdell and Tedd D. Towsley, have an average of approximately 22 years of real estate experience and have worked in the self-storage industry for an average of approximately 16 years. Although we have employment agreements with our Chairman and Chief Executive Officer and the other members of our senior management team, we cannot provide any assurance that any of them will remain in our employ. The loss of services of one or more members of our senior management team, particularly our Chairman and Chief Executive Officer, could adversely affect our operations and our future growth.

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop facilities, satisfy our debt obligations and/or make distributions to shareholders.

To continue to qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our REIT taxable income, excluding net capital gains. In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income, including capital gains. Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions and facility development, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes. If we are unable to obtain third-party sources of capital, we may not be able to acquire or develop facilities when strategic opportunities exist, satisfy our debt obligations or make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

Our shareholders have limited control to prevent us from making any changes to our investment and financing policies that they believe could harm our business, prospects, operating results or share price.

Our board of trustees has adopted policies with respect to certain activities. These policies may be amended or revised from time to time at the discretion of our board of trustees without a vote of our shareholders. This means that our shareholders have limited control over changes in our policies. Such changes in our policies intended to improve, expand or diversify our business may not have the anticipated effects and consequently may adversely affect our business and prospects, results of operations and share price.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited, and therefore our and our shareholders’ ability to recover damages from our trustees and officers is limited.

Maryland law provides that a director or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust and bylaws require us to indemnify our trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law. Accordingly, in the event that actions taken in good faith by any trustee or officer impede our performance, our and our shareholders’ ability to recover damages from that trustee or officer will be limited.

We may have assumed unknown liabilities in connection with our formation transactions and will not have recourse to Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities for any of these liabilities.

As part of our formation transactions, we acquired certain entities and/or assets that are subject to existing liabilities, some of which may be unknown at the present time. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by customers, vendors or other persons dealing with our predecessor entities (that have not been asserted or threatened to date), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer or another third party for certain of these liabilities, we will not have recourse to Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell or any of the Amsdell Entities for any of these liabilities.

Our share price could be volatile and could decline, resulting in a substantial or complete loss on your investment.

At times the stock markets, including the New York Stock Exchange, on which our common shares are listed, have experienced significant price and volume fluctuations. As a result, the market price of our common shares could be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.

The price of our common shares could fluctuate in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	changes in market interest rates;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has been instituted against companies following periods of volatility in their stock price. If this type of litigation were to be initiated in respect of our shares, it could result in substantial costs and divert our management’s attention and resources.

A substantial number of our common shares will be eligible for sale in the near future, which could cause our common share price to decline significantly.

If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2004, we had outstanding approximately 37.3 million common shares. Of these shares, the approximately 28.8 million shares sold in our IPO are freely tradable, except for any shares held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), and approximately 8.6 million additional common shares will be available for sale in the public market beginning in July 2005 following the expiration of lock-up agreements between our management and trustees, on the one hand, and the underwriters of our IPO, on the other hand. The representatives of the underwriters may release these shareholders from their lock-up agreements at any time and without notice, which would allow for earlier sale of shares in the public market. Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities have been granted registration rights that will enable them to sell shares received in our formation transactions or upon redemption of operating partnership units in market transactions, subject to certain limitations. As restrictions on resale end, the market price of our common shares could drop significantly if the holders of restricted shares sell them or are perceived by the market as intending to sell them.

Tax Risks

If we fail to qualify as a REIT, our distributions to shareholders would not be deductible for federal income tax purposes, and therefore we would be required to pay corporate tax at applicable rates on our taxable income, which would substantially reduce our earnings and may substantially reduce the value of our common shares and adversely affect our ability to raise additional capital.

We have elected to be taxed as a REIT for federal income tax purposes commencing with our taxable year ending December 31, 2004, and we plan to continue to operate so that we can meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long term capital gains to individual shareholders at favorable rates. We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

New legislation, enacted October 22, 2004, contained several provisions applicable to REITs, including provisions that could provide relief under specified circumstances in the event we violate a provision of the Internal Revenue Code that would result in our failure to qualify as a REIT. If these relief provisions, which generally would apply to us beginning January 1, 2005, are inapplicable to a particular set of circumstances, we would fail to qualify as a REIT. Even if those relief provisions apply, we would be subject to a penalty tax of at least $50,000 for each disqualifying event in most cases.

We will pay some taxes even if we qualify as a REIT.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of facilities that our predecessors otherwise would have sold or that might otherwise be in our best interest to sell.

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat U-Store-It Mini Warehouse Co. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2004, we owned 201 self-storage facilities located in 21 states and aggregating approximately 13.0 million rentable square feet. The following table sets forth certain summary information regarding our facilities by state as of December 31, 2004.

State	Number of Facilities	Number of Units	Total Rentable Square Feet	% of Total Rentable Square Feet	Occupancy(1)
Florida	47	29,478	3,217,366	24.8%	86.1%
Illinois	25	13,407	1,517,252	11.7%	77.1%
California	25	11,434	1,353,227	10.4%	83.9%
Ohio	19	8,908	1,121,327	8.6%	84.0%
New Jersey	11	7,247	760,149	5.9%	84.3%
Indiana	9	5,419	606,599	4.7%	74.9%
North Carolina	8	4,743	555,779	4.3%	84.7%
Connecticut	8	3,877	415,090	3.2%	71.5%
Tennessee	7	3,070	374,271	2.9%	86.1%
Mississippi	6	3,071	388,690	3.0%	75.1%
Louisiana	6	2,329	334,324	2.6%	87.6%
Maryland	4	3,299	418,638	3.2%	83.5%
Georgia	5	3,635	431,387	3.3%	83.4%
Michigan	4	1,787	272,911	2.1%	78.0%
Arizona	4	2,223	242,030	1.9%	82.5%
Alabama	3	1,655	234,631	1.8%	71.1%
South Carolina	3	1,281	214,113	1.6%	80.8%
Pennsylvania	2	1,585	177,411	1.4%	88.5%
New York	2	1,563	168,444	1.3%	78.9%
Massachusetts	2	1,134	115,541	0.9%	72.9%
Wisconsin	1	489	58,713	0.4%	82.2%

Total	201	111,634	12,977,893	100.0%	82.2%

(1)	Represents total occupied square feet divided by total rentable square feet, as of December 31, 2004.

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2004 (unless otherwise indicated). Our ownership of each facility consists of a fee interest in the facility held by U-Store-It, L.P., our operating partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, where we have a ground lease. In addition, small parcels of land at five of our other facilities are subject to a ground lease.

Facility Location	Year Acquired/ Developed(1)		Year Built	Rentable Square Feet	Occupancy(2)	Units	Manager Apartment(3)	% Climate Controlled(4)
Mobile I, AL	1997		1987	65,256	75.8%	490	N	7.4%
Mobile II, AL†	1997		1974/90	126,050	64.2%	794	N	1.3%
Mobile III, AL	1998		1988/94	43,325	84.2%	371	Y	33.8%
Glendale, AZ	1998		1987	56,580	84.3%	575	Y	0.0%
Scottsdale, AZ	1998		1995	81,300	83.4%	608	Y	10.9%
Tucson I, AZ	1998		1974	60,000	82.7%	504	Y	0.0%
Tucson II, AZ	1998		1988	44,150	78.1%	536	Y	100.0%
Apple Valley I, CA	1997		1984	73,580	92.6%	620	Y	0.0%
Apple Valley II, CA	1997		1988	62,325	85.5%	511	Y	5.3%
Bloomington I, CA	1997		1987	31,246	70.7%	226	N	0.0%
Bloomington II, CA†	1997		1987	26,060	100.0%	22	N	0.0%
Fallbrook, CA	1997		1985/88	46,534	86.6%	430	Y	0.0%
Hemet, CA	1997		1989	66,260	94.8%	454	Y	0.0%
Highland, CA	1997		1987	74,951	84.5%	848	Y	0.0%
Lancaster, CA	2001		1987	60,875	79.0%	416	Y	0.0%
Ontario, CA	1998		1982	80,280	83.4%	840	Y	0.0%
Redlands, CA	1997		1985	63,005	90.6%	563	N	0.0%
Rialto, CA	1997		1987	100,083	86.4%	808	Y	0.0%
Riverside I, CA	1997		1989	28,860	90.0%	249	N	0.0%
Riverside II, CA†	1997		1989	21,880	91.2%	20	N	0.0%
Riverside III, CA	1998		1989	46,920	88.7%	384	Y	0.0%
San Bernardino I, CA	1997		1985	46,600	79.5%	453	Y	5.3%
San Bernardino II, CA	1997		1987	83,418	79.8%	625	Y	2.0%
San Bernardino III, CA	1997		1987	32,102	81.9%	246	N	0.0%
San Bernardino IV, CA	1997		1989	57,400	87.2%	591	Y	0.0%
San Bernardino V, CA	1997		1991	41,781	78.3%	408	Y	0.0%
San Bernardino VI, CA	1997		1985/92	35,007	79.4%	413	N	0.0%
Sun City, CA	1998		1989	38,635	83.6%	305	N	0.0%
Temecula I, CA	1998		1985	39,725	85.7%	316	N	0.0%
Temecula II, CA	2003	*	2003	42,475	57.7%	392	Y	89.5%
Vista, CA	2001		1988	74,781	90.3%	614	Y	0.0%
Yucaipa, CA	1997		1989	78,444	69.7%	680	Y	0.0%
Bloomfield, CT	1997		1987/93/94	48,900	68.2%	455	Y	6.6%
Branford, CT	1995		1986	51,079	79.2%	438	Y	2.2%
Enfield, CT	2001		1989	52,975	71.3%	384	Y	0.0%
Gales Ferry, CT	1995		1987/89	51,780	63.7%	592	N	4.8%
Manchester, CT	2002		1999/00/01	47,400	70.2%	519	N	37.0%
Milford, CT	1994		1975	45,181	78.3%	388	N	3.1%
Mystic, CT	1994		1975/86	50,250	76.8%	551	Y	2.4%
South Windsor, CT	1994		1976	67,525	66.8%	550	Y	0.8%
Boca Raton, FL	2001		1998	38,203	95.8%	605	N	67.9%
Boynton Beach, FL	2001		1999	62,042	93.4%	800	Y	54.0%
Bradenton I, FL	2004		1979	68,480	81.0%	676	N	2.8%
Bradenton II, FL	2004		1996	88,103	87.4%	904	Y	40.2%
Cape Coral, FL	2000	*	2000	76,789	94.5%	902	Y	83.0%
Dania, FL	1994		1988	58,319	96.5%	483	Y	26.9%
Dania Beach, FL	2004		1984	264,375	53.4%	1,928	N	21.0%
Davie, FL	2001	*	2001	81,235	88.6%	839	Y	55.6%
Deerfield Beach, FL	1998	*	1998	57,770	96.6%	527	Y	39.2%
DeLand, FL	1998		1987	38,577	96.1%	412	Y	0.0%

Facility Location	Year Acquired/ Developed(1)		Year Built	Rentable Square Feet	Occupancy(2)	Units	Manager Apartment(3)	% Climate Controlled(4)
Delray Beach, FL	2001		1999	68,531	97.4%	819	Y	39.0%
Fernandina Beach, FL	1996		1986	91,480	96.2%	683	Y	21.7%
Fort Lauderdale, FL	1999	*	1999	70,544	96.9%	655	Y	46.0%
Fort Myers, FL	1998	*	1998	67,256	93.5%	611	Y	67.0%
Lake Worth, FL†	1998		1998/02	167,946	88.0%	1,293	N	44.9%
Lakeland I, FL	1994		1988	49,111	99.2%	463	Y	78.1%
Lakeland II, FL	1996		1984	48,600	92.3%	356	Y	19.5%
Leesburg, FL	1997		1988	51,995	93.9%	447	Y	5.1%
Lutz I, FL	2004		2000	72,795	92.9%	658	Y	34.0%
Lutz II, FL	2004		1999	69,378	92.7%	549	Y	20.4%
Margate I, FL†	1994		1979/81	55,677	92.1%	343	N	10.5%
Margate II, FL†	1996		1985	66,135	93.8%	317	Y	65.0%
Merrit Island, FL	2000	*	2000	50,523	94.2%	470	Y	56.4%
Miami I, FL	1995	*	1995	47,200	81.3%	556	Y	52.2%
Miami II, FL	1994		1987	57,165	53.2%	598	Y	0.1%
Miami III, FL	1994		1989	67,360	94.9%	573	Y	7.8%
Miami IV, FL	1995		1987	58,298	80.9%	610	Y	7.0%
Miami V, FL	1995		1976	77,825	62.9%	369	Y	4.0%
Naples I, FL	1996		1996	48,150	92.4%	349	Y	26.6%
Naples II, FL	1997		1985	65,994	81.8%	647	Y	43.9%
Naples III, FL	1997		1981/83	80,709	72.4%	889	Y	24.0%
Naples IV, FL	1998		1990	40,023	81.1%	444	N	41.4%
Ocala, FL	1994		1988	42,086	91.8%	360	Y	9.7%
Orange City, FL	2004		2001	59,781	78.8%	680	N	39.0%
Orlando, FL	1997		1987	51,770	87.7%	453	Y	4.8%
Pembroke Pines, FL	1997	*	1997	67,505	92.7%	692	Y	73.1%
Royal Palm Beach, FL†	1994		1988	98,851	90.8%	670	N	79.2%
Sarasota, FL	1998	*	1998	70,798	91.6%	532	Y	43.0%
St. Augustine, FL	1996		1985	59,830	83.2%	581	Y	29.6%
Stuart I, FL	1997		1986	41,694	96.6%	524	Y	27.0%
Stuart II, FL	1997		1995	89,541	97.8%	896	Y	34.1%
Tampa I, FL	1994		1987	60,150	77.9%	416	Y	0.0%
Tampa II, FL	2001		1985	56,047	78.3%	476	Y	16.8%
Vero Beach I, FL	1997		1986	24,260	97.9%	219	N	23.3%
Vero Beach II, FL	1998		1987	26,255	96.7%	263	N	23.9%
West Palm Beach I, FL	2001		1997	68,295	93.3%	1,028	Y	47.3%
West Palm Beach II, FL	2004		1996	93,915	97.3%	913	Y	77.0%
Alpharetta, GA	2001		1996	90,685	81.6%	670	Y	74.9%
Decatur, GA	1998		1986	148,680	75.0%	1,409	Y	3.1%
Norcross, GA	2001		1997	85,460	86.2%	598	Y	55.1%
Peachtree City, GA	2001		1997	50,034	88.6%	449	N	74.6%
Smyrna, GA	2001		2000	56,528	99.4%	509	Y	100.0%
Addison, IL	2004		1979	31,775	83.5%	377	Y	0.0%
Aurora, IL	2004		1996	74,440	68.7%	573	Y	6.9%
Bartlett I, IL	2004		1987	41,394	86.7%	430	Y	0.5%
Bartlett II, IL	2004		1987/01	51,725	86.9%	421	Y	33.5%
Bellwood, IL	2001		1999	86,700	83.7%	724	Y	52.1%
Des Plaines, IL	2004		1978	74,600	86.2%	643	Y	0.0%
Elk Grove Village, IL	2004		1987	63,638	75.2%	655	Y	0.3%
Glenview, IL	2004		1998	100,345	81.2%	764	Y	100.0%
Gurnee, IL	2004		1987/95	80,500	73.6%	741	Y	34.0%
Harvey, IL	2004		1987	59,816	80.6%	587	Y	3.0%
Joliet, IL	2004		1993	74,750	68.9%	481	Y	23.3%
Lake Zurich, IL	2004		1988	46,635	76.9%	450	Y	0.0%
Lombard, IL	2004		1981	61,242	77.0%	520	Y	18.3%
Mount Prospect, IL	2004		1979	65,200	74.0%	610	Y	12.6%
Mundelein, IL	2004		1990	44,900	70.4%	509	Y	8.9%
North Chicago, IL	2004		1985/90	53,500	79.0%	445	N	0.0%
Plainfield, IL	2004		1998	54,375	77.6%	410	N	0.0%
Schaumburg, IL	2004		1988	31,157	77.0%	325	N	0.8%

Facility Location	Year Acquired/ Developed(1)		Year Built	Rentable Square Feet	Occupancy(2)	Units	Manager Apartment(3)	% Climate Controlled(4)
Streamwood, IL	2004		1982	64,565	71.6%	578	N	0.0%
Waukegan, IL	2004		1977/79	79,950	73.9%	715	Y	8.4%
West Chicago, IL	2004		1979	48,625	76.0%	440	Y	0.0%
Westmont, IL	2004		1979	53,900	80.6%	403	Y	0.0%
Wheeling I, IL	2004		1974	54,900	69.4%	505	Y	0.0%
Wheeling II, IL	2004		1979	68,025	70.0%	624	Y	7.3%
Woodridge, IL	2004		1987	50,595	85.2%	477	Y	0.0%
Indianapolis I, IN	2004		1987/88	43,800	84.0%	332	N	0.0%
Indianapolis II, IN	2004		1997	45,100	78.9%	460	Y	15.6%
Indianapolis III, IN	2004		1999	61,325	77.6%	506	Y	32.6%
Indianapolis IV, IN	2004		1976	68,494	68.4%	616	Y	0.0%
Indianapolis V, IN	2004		1999	75,025	84.7%	596	Y	33.5%
Indianapolis VI, IN	2004		1976	73,693	69.2%	730	Y	0.0%
Indianapolis VII, IN	2004		1992	95,290	68.8%	884	Y	0.0%
Indianapolis VIII, IN	2004		1975	81,676	74.2%	738	Y	0.0%
Indianapolis IX, IN	2004		1976	62,196	75.5%	557	Y	0.0%
Baton Rouge I, LA	1997		1980	55,984	84.9%	464	Y	9.7%
Baton Rouge II, LA	1997		1980	72,082	83.2%	499	Y	33.7%
Baton Rouge III, LA	1997		1982	61,078	93.5%	451	Y	10.2%
Baton Rouge IV, LA	1998		1995	8,920	95.5%	84	N	100.0%
Prairieville, LA	1998		1991	56,520	84.8%	306	Y	3.0%
Slidell, LA	2001		1998	79,740	90.1%	525	Y	46.5%
Boston, MA	2002		2001	61,360	69.7%	630	Y	100.0%
Leominster, MA	1998	*	1987/88/00	54,181	76.6%	504	Y	45.1%
Baltimore, MD	2001		1999/00	93,750	78.2%	808	Y	45.5%
California, MD	2004		1998	67,528	91.1%	722	Y	40.1%
Laurel, MD†	2001		1978/99/00	161,530	82.5%	956	N	63.7%
Temple Hills, MD	2001		2000	95,830	85.2%	813	Y	77.6%
Grand Rapids, MI	1996		1976	87,295	71.1%	508	Y	0.0%
Portage, MI	1996		1980	50,671	92.2%	340	N	0.0%
Romulus, MI	1997	*	1997	43,970	72.9%	318	Y	10.7%
Wyoming, MI	1996		1987	90,975	79.1%	621	N	0.0%
Biloxi, MS	1997		1978/93	66,188	78.9%	620	Y	7.4%
Gautier, MS	1997		1981	35,775	68.1%	306	Y	3.2%
Gulfport I, MS	1997		1970	73,460	64.2%	513	Y	0.0%
Gulfport II, MS	1997		1986	64,745	66.0%	436	Y	18.8%
Gulfport III, MS	1997		1977/93	61,451	87.9%	486	Y	33.2%
Waveland, MS	1998		1982/83/84/93	87,071	82.1%	710	Y	23.7%
Belmont, NC	2001		1996/97/98	81,215	80.3%	569	N	7.8%
Burlington I, NC	2001		1990/91/93/94/98	110,502	81.2%	951	N	4.0%
Burlington II, NC	2001		1991	39,802	86.6%	392	Y	11.9%
Cary, NC	2001		1993/94/97	110,464	73.0%	751	N	8.5%
Charlotte, NC	1999	*	1999	69,246	92.0%	740	N	52.4%
Fayetteville I, NC	1997		1981	41,600	97.3%	352	N	0.0%
Fayetteville II, NC	1997		1993/95	54,425	98.9%	557	Y	11.9%
Raleigh, NC	1998		1994/95	48,525	87.7%	431	Y	8.2%
Brick, NJ	1994		1981	51,892	86.6%	456	Y	0.0%
Cranford, NJ	1994		1987	91,450	87.6%	848	Y	7.9%
East Hanover, NJ	1994		1983	107,874	79.6%	1,019	N	1.6%
Fairview, NJ	1997		1989	28,021	87.9%	452	N	100.0%
Jersey City, NJ	1994		1985	91,736	82.2%	1,095	Y	0.0%
Linden I, NJ	1994		1983	100,625	80.4%	1,125	N	2.7%
Linden II, NJ†	1994		1982	36,000	100.0%	26	N	0.0%
Morris Township, NJ (5)	1997		1972	76,175	81.3%	573	Y	1.3%
Parsippany, NJ	1997		1981	66,375	88.2%	613	Y	1.4%
Randolph, NJ	2002		1998/99	52,232	85.1%	592	Y	82.5%
Sewell, NJ	2001		1984/98	57,769	82.5%	448	N	4.4%
Jamaica, NY	2001		2000	90,156	73.7%	928	Y	100.0%
North Babylon, NY	1998	*	1988/99	78,288	84.9%	635	Y	9.1%
Boardman, OH	1980	*	1980/89	66,187	83.0%	525	Y	16.1%

Facility Location	Year Acquired/ Developed(1)		Year Built	Rentable Square Feet	Occupancy(2)	Units	Manager Apartment(3)	% Climate Controlled(4)
Brecksville, OH	1998		1970/89	64,764	86.5%	410	Y	34.2%
Centerville I, OH	2004		1976	86,590	78.2%	654	Y	0.0%
Centerville II, OH	2004		1976	43,600	83.0%	310	N	0.0%
Dayton, OH	2004		1978	43,420	93.1%	351	N	0.0%
Euclid I, OH	1988	*	1988	47,260	72.6%	441	Y	21.9%
Euclid II, OH	1988	*	1988	48,058	79.4%	381	Y	0.0%
Hudson, OH†	1998		1987	68,470	85.0%	421	N	13.9%
Lakewood, OH	1989	*	1989	39,523	88.1%	486	Y	24.5%
Mason, OH	1998		1981	33,700	91.0%	282	Y	0.0%
Miamisburg, OH	2004		1975	61,050	78.2%	432	Y	0.0%
Middleburg Heights, OH	1980	*	1980	94,150	81.1%	667	Y	0.0%
North Canton I, OH	1979	*	1979	45,532	93.5%	290	Y	0.0%
North Canton II, OH	1983	*	1983	44,380	83.3%	354	Y	15.8%
North Olmsted I, OH	1979	*	1979	48,910	83.6%	449	Y	1.2%
North Olmsted II, OH	1988	*	1988	48,050	83.0%	406	Y	14.1%
North Randall, OH	1998	*	1998/02	80,452	82.2%	803	N	90.3%
Warrensville Heights, OH	1980	*	1980/82/98	90,531	86.9%	746	Y	0.0%
Youngstown, OH	1977	*	1977	66,700	91.6%	500	Y	0.0%
Levittown, PA	2001		2000	78,230	87.4%	671	Y	36.2%
Philadelphia, PA	2001		1999	99,181	89.4%	914	N	91.6%
Hilton Head I, SC†	1997		1981/84	116,766	75.2%	545	Y	5.4%
Hilton Head II, SC	1997		1979/80	47,620	88.4%	297	Y	0.0%
Summerville, SC	1998		1989	49,727	86.8%	439	Y	10.1%
Knoxville I, TN	1997		1984	29,452	87.7%	297	Y	5.4%
Knoxville II, TN	1997		1985	38,550	98.7%	350	Y	7.0%
Knoxville III, TN	1998		1991	45,864	86.3%	425	Y	6.7%
Knoxville IV, TN	1998		1983	59,070	78.0%	456	N	1.1%
Knoxville V, TN	1998		1977	43,050	86.6%	376	N	0.0%
Memphis I, TN	2001		1999	86,075	85.3%	622	N	51.3%
Memphis II, TN	2001		2000	72,210	85.7%	544	N	46.2%
Milwaukee, WI	2004		1988/92/96	58,713	82.8%	489	Y	0.0%

Total/Weighted Average (201 Facilities)				12,977,893	82.2%	111,634

*	Denotes facilities developed by us.
†	Denotes facilities that contain a material amount of commercial rentable square footage. All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers. As of December 31, 2004, there was a total of approximately 400,000 rentable square feet of commercial space at these facilities.
(1)	Represents the year acquired, for those facilities acquired from a third party, or the year developed, for those facilities developed by us.
(2)	Represents occupied square feet divided by total rentable square feet, as of December 31, 2004.
(3)	Indicates whether a facility has an on-site apartment where a manager resides, as of December 31, 2004.
(4)	Represents the percentage of rentable square feet in climate-controlled units, as of December 31, 2004.
(5)	We do not own the land at this facility. We have leased the land pursuant to a ground lease that expires in 2008. We have nine five-year renewal options.

Our growth has been achieved by internal growth and by adding facilities to our portfolio each year through acquisitions and development. The tables set forth below show the average occupancy and annual rent per occupied square foot for our existing facilities for each of the last five years, grouped by the year during which we first owned or operated the facility.

Existing Facilities by Year Acquired—Average Occupancy

Year Acquired(1)	Number of Facilities	Current Rentable Square Feet	Average Occupancy During the Twelve Months Ended December 31,
			2000	2001	2002	2003	2004
1996 or earlier	41	2,599,851	84.5%	83.2%	80.9%	81.2%	83.5%
1997	46	2,672,957	83.1%	82.2%	81.0%	82.8%	84.1%
1998	25	1,478,077	84.0%	82.1%	81.3%	84.2%	85.0%
1999	2	138,054	45.6%	67.2%	81.3%	82.0%	88.0%
2000	6	418,024	71.0%	76.0%	81.7%	85.5%	87.6%
2001	27	2,107,610		73.6%	75.7%	80.6%	84.9%
2002	7	405,966			83.3%	82.9%	83.9%
2003	1	42,475				20.4%	48.7%
2004	46	3,114,879					77.6%
All Existing Facilities	201	12,977,893	83.0%	81.3%	79.9%	82.1%	84.0%

(1)	For facilities developed by us, Year Acquired represents the year in which such facilities were acquired by us or our operating partnership from an affiliated entity, which in some cases is later than the year developed.

Existing Facilities by Year Acquired—Annual Rent Per Occupied Square Foot

Year Acquired(1)	Number of Facilities	Annual Rent Per Occupied Square Foot for the Twelve Months Ended December 31,
		2000	2001	2002	2003	2004
1996 or earlier	41	$10.26	$10.71	$10.79	$10.59	$10.66
1997	46	$8.40	$8.81	$9.04	$9.21	$9.52
1998	25	$8.54	$8.73	$8.82	$8.89	$9.34
1999	2	$7.14	$7.10	$7.66	$8.25	$9.50
2000	6	$7.66	$13.10	$13.33	$13.26	$13.29
2001	27		$11.21	$10.88	$10.12	$10.56
2002	7			$14.41	$13.31	$13.49
2003	1				$8.75	$12.94
2004	46					$12.22
All Existing Facilities	201	$9.13	$9.77	$10.13	$10.04	$10.44

(1)	For facilities developed by us, Year Acquired represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

The following tables set forth a reconciliation of our annual rent per occupied square foot data to the historical financial results for the periods presented.

		Average Occupied Square Feet for the Twelve Months Ended December 31,(2)
Year Acquired(1)	Number of Facilities	2000	2001	2002	2003	2004
1996 or earlier	41	2,194,358	2,162,101	2,101,927	2,112,101	2,170,825
1997	46	2,218,478	2,189,309	2,162,901	2,212,059	2,247,471
1998	25	1,183,996	1,176,562	1,187,768	1,244,593	1,257,058
1999	2	63,455	93,479	113,112	114,052	121,776
2000	6	21,681	277,770	296,103	321,549	366,338
2001	27		410,084	1,544,456	1,701,143	1,790,554
2002	7			153,790	339,036	340,977
2003	1				3,606	20,694
2004	46					402,889
All Existing Facilities	201	5,681,968	6,309,305	7,560,057	8,048,139	8,718,582

		Total Revenues for the Twelve Months Ended December 31,(3)
Year Acquired(1)	Number of Facilities	2000	2001	2002	2003	2004
1996 or earlier	41	$22,523	$23,165	$22,683	$22,372	$23,140
1997	46	18,639	19,297	19,561	20,382	21,392
1998	25	10,109	10,274	10,475	11,061	11,739
1999	2	453	664	866	941	1,156
2000	6	166	3,639	3,947	4,265	4,867
2001	27		4,597	16,800	17,224	18,914
2002	7			2,216	4,513	4,600
2003	1				32	268
2004	46					4,925
All Existing Facilities—Before Adjustments	201	$51,890	$61,636	$76,548	$80,790	$91,001
Plus:
Revenues from Discontinued Operations(4)		1,033	553	—	—	—
Other Adjustments(5)		167	87	37	24	607
Total Revenues(6)		$53,090	$62,276	$76,585	$80,814	$91,608

(1)	For facilities developed by us, Year Acquired represents the year in which such facilities were acquired by us or our operating partnership from an affiliated entity, which in some cases is later than the year developed.
(2)	Represents the average of the aggregate month-end occupied square feet for the twelve month period for each group of facilities.
(3)	Represents the result obtained by multiplying annual rent per occupied square foot by the average occupied square feet for the twelve month period for each group of facilities.
(4)	Represents revenues generated by seven facilities sold between 2000 and 2001, which are included in the historical financial statements but excluded from the above analysis which accounts only for the 155 existing facilities.
(5)	Represents interest and other income and ancillary revenues generated by three facilities contributed by certain Amsdell Entities to our operating partnership through October 20, 2004 and all ancillary income after that date, which are reflected in the financial statements but excluded from the above analysis which accounts only for rental revenues and other property related income.
(6)	Represents total revenues as presented in the financial statements. `

Planned Renovations and Improvements

We recently undertook a capital improvements and renovations program involving our existing facilities. We spent a total of $5.7 million between 2000 and 2004 on this program. These renovations and improvements included office upgrades, adding climate control at selected units, construction of parking areas and general facility upgrades. We anticipate spending approximately an additional $8.2 million in 2005 in renovations and improvements for our facilities that were owned at March 31, 2005. The bulk of this cost relates to facilities acquired since our IPO. These renovations and improvements will include re-signing and re-branding the facilities, adding climate control at selected facilities and implementing general facility upgrades. In connection with our pending acquisitions, we anticipate incurring additional costs for renovations and improvements.

Option Facilities

In addition to our existing facilities, as of March 23, 2005, we also have options to purchase 15 self-storage facilities consisting of 11 facilities owned by Rising Tide Development and four facilities which Rising Tide Development has the right to acquire from unaffiliated third parties. In the event that Rising Tide Development does not acquire any of the four option facilities it currently has under contract, the number of facilities which we have the option to purchase would reduce accordingly. These 15 facilities either are currently under development or not yet fully stabilized. Any purchase of an option facility by us will be at a purchase price equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The option will become exercisable with respect to each particular self-storage facility when that facility achieves an occupancy of 85.0% at the end of the month for three consecutive months, and will expire in October 2008. We expect that the purchase option will become exercisable with respect to a majority of the option facilities by October 2008. The determination to purchase any of the option facilities will be made by the independent members of our board of trustees. If the option is not exercised for any facility within the option period, Rising Tide Development will be required to move expeditiously to sell the facility to an unrelated third party. Rising Tide Development received no cash consideration for entering into the option agreement.

On January 5, 2005, we exercised our option to purchase the San Bernardino VII, CA facility from Rising Tide Development for a purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million payable in units in our operating partnership. The facility contains approximately 83,000 rentable square feet and was 84.9% occupied as of December 31, 2004.

On March 18, 2005, we exercised our option to purchase the Orlando II, FL and the Boynton Beach II, FL facilities from Rising Tide Development for an aggregate purchase price of $11.8 million, consisting of $6.7 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $5.1 million payable in units in our operating partnership. The facilities contain an aggregate of approximately 129,000 rentable square feet and were 90.1% and 90.3% occupied, respectively, as of December 31, 2004.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 19, 2004, our sole shareholder at the time authorized and approved, by unanimous written consent, our IPO transactions, our 2004 Equity Incentive Plan, and the issuance of our common shares upon redemption of units in our operating partnership.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common shares began trading on the New York Stock Exchange under the symbol “YSI” on October 22, 2004. As of March 21, 2005, there were approximately 19 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low sales prices, as reported by the New York Stock Exchange composite tape, and the cash distributions declared in the fourth quarter of 2004 for our common shares:

2004	High	Low	Cash Distributions Declared
Fourth quarter (October 22, 2004 to December 31, 2004)	17.77	16.40	$0.2009

On February 22, 2005, our board of trustees declared a quarterly distribution of $0.28 per common share for the period ending March 31, 2005. The distribution is payable on April 25, 2005 to common shareholders of record on April 11, 2005. This quarterly distribution of $0.28 per common share is equivalent to $1.12 per common share on an annualized basis.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Under our revolving credit facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) a certain percentage of our funds from operations and (ii) such amount as may be necessary to maintain our REIT status.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities and Issuer Purchases of Equity Securities

(a) Upon our formation in July 2004, High Tide LLC was issued 100 common shares for total consideration of $1,500 in cash in order to provide our initial capitalization. In October 2004, High Tide LLC was reorganized as a Maryland REIT through a merger into us pursuant to a reorganization and merger agreement. Upon completion of this merger, those shares were canceled and retired without payment of any consideration therefor. The issuance of such shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

In connection with our formation transactions, units of limited partnership in our operating partnership and common shares were issued to certain persons transferring interests and other assets to us in consideration of the transfer of such interests and assets as follows:

•	Robert J. Amsdell, our Chairman and Chief Executive Officer, received approximately 151,000 shares (with a value of approximately $2.4 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of the operating partnership, into us;

•	The Robert J. Amsdell Family Irrevocable Trust, a trust formed for the benefit of the family of Robert J. Amsdell, received approximately 3.9 million shares (with a value of approximately $62.7 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of our operating partnership, into us;

•	Barry L. Amsdell, one of our trustees, received approximately 151,000 shares (with a value of approximately $2.4 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of our operating partnership, into us;

•	The Loretta Amsdell Family Irrevocable Trust, a trust formed for the benefit of the family of Barry L. Amsdell, received approximately 3.9 million shares (with a value of approximately $62.7 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of our operating partnership, into us;

•	Todd C. Amsdell, our Chief Operating Officer, received approximately 430,000 shares (with a value of approximately $6.9 million) in connection with the merger of High Tide LLC and Amsdell Partners, Inc., which were existing partners of our operating partnership, into us; and

•	Entities owned and controlled by Robert J. Amsdell and Barry L. Amsdell received approximately 1.1 million operating partnership units (with a value of approximately $18.1 million) as a result of the contribution of three facilities to our operating partnership and the reorganization of the operating partnership, and we assumed approximately $10.4 million of indebtedness of these entities.

The foregoing issuances occurred pursuant to agreements dated as of July 30, 2004. All of such persons irrevocably committed to the transfer of such interests and assets prior to the filing of our registration statement on Form S-11 relating to our IPO. The issuance of such units and shares was effected in reliance upon an exemption from registration provided by Section 4(2) under the Securities Act.

(b) The effective date of our registration statement filed on Form S-11 (File No. 333-117848) under the Securities Act relating to the IPO was October 21, 2004. An aggregate of 28,750,000 common shares were sold (including 3,750,000 common shares sold pursuant to the underwriters’ over-allotment option) at an offering price of $16.00 per share. Lehman Brothers Inc. acted as sole bookrunning manager of the IPO. Citigroup Global Markets, Inc., Wachovia Capital Markets, LLC, AG Edwards & Sons, Inc., Legg Mason Wood Walker, Incorporated and Raymond James & Associates, Inc. acted as co-managers of the IPO.

The IPO has been completed. The aggregate sales price for all of the shares sold in the IPO was $460.0 million. The underwriting discount and commissions and financial advisory fees were $32.2 million, none of which was paid to our affiliates. We received net proceeds of approximately $425.0 million, after deducting underwriting discount and commissions, financial advisory fees and expenses of the IPO.

We utilized the net proceeds from the IPO to repay a portion of our existing term loan provided by an affiliate of Lehman Brothers ($135.1 million), to repay mortgage indebtedness secured by our facilities ($16.6 million, plus $0.9 million to pay associated prepayment penalties), to fund the purchase of U-Store-It Mini Warehouse Co., our management company ($23.0 million, of which approximately $18.7 million was paid to us by Robert J. Amsdell and Barry L. Amsdell in repayment of loans), to repay the outstanding balance of a loan made to us by Robert J. Amsdell and Barry L. Amsdell ($1.6 million) and to acquire the 46 acquisition facilities ($221.8 million).

(c) We did not repurchase any of our common shares during the period covered by this report.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial and operating data on a historical basis for the Company, and on a combined historical basis for Acquiport/Amsdell (the “Predecessor”). Historical information for the Company has not been presented prior to October 21, 2004, the date on which the Company consummated the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, because during the period prior to the mergers, the Company did not have material corporate activity. At December 31, 2004, the Company owned 201 storage facilities.

The Predecessor’s combined historical financial information includes the following entities, which are the entities referred to collectively in this Form 10-K as Acquiport/Amsdell, for periods prior to October 21, 2004: the operating partnership (formerly known as Acquiport/Amsdell I Limited Partnership) and its consolidated subsidiaries, Acquiport III LLC, Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC, and USI II, LLC. Acquiport/Amsdell also includes three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to U-Store-It, L.P. in connection with the IPO. All intercompany balances and transactions are eliminated in consolidation and combination. At October 20, 2004, Acquiport/Amsdell owned 155 storage facilities.

The owners of the Predecessor were entities owned by Robert J. Amsdell and Barry L. Amsdell and certain others who had minor ownership interests.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Company and its Predecessor and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

THE COMPANY AND THE PREDECESSOR

	The Company	The Predecessor(1)
	Period October 21, 2004 through December 31,	Period January 1, 2004 through October 20,	Year Ended December 31,
	2004	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental income	$21,314	$65,631	$76,898	$72,719	$59,120	$49,992
Other property related income	1,452	3,211	3,916	3,866	3,156	3,098

Total revenues	22,766	68,842	80,814	76,585	62,276	53,090

Operating expenses:
Property operating expenses	9,635	26,031	28,096	26,075	20,977	17,580
Depreciation	5,800	16,528	19,494	19,656	14,168	12,786
General and administrative	4,254	—	—	—	—	—
Management fees—related party	—	3,689	4,361	4,115	3,358	2,836

Total operating expenses	19,689	46,248	51,951	49,846	38,503	33,202

Operating income	3,077	22,594	28,863	26,739	23,773	19,888
Interest expense	(4,428)	(19,385)	(15,128)	(15,944)	(13,430)	(11,514)
Loan procurement amortization expense	(240)	(5,727)	(1,015)	(1,079)	(1,182)	(898)
Early extinguishment of debt	(7,012)	—	—	—	—	—
Costs incurred to acquire management company	(22,152)	—	—	—	—	—
Gain (loss) on sale of storage facilities	—	—	—	—	(2,459)	448
Other	(41)	69	12	—	—	—

Income (loss) from continuing operations before minority interest	(30,796)	(2,449)	12,732	9,716	6,702	7,924

Minority interest	898	—	—	—	—	—
Discontinued operations:
Income from operations	—	—	171	312	194	326
Gain on sale of storage facilities	—	—	3,329	—	—	—

Income from discontinued operations	—	—	3,500	312	194	326

Net income (loss)	$(29,898)	$(2,449)	$16,232	$10,028	$6,896	$8,250

Net loss per share (basic and diluted)	$(0.80)

Weighted average common shares outstanding (basic and diluted)	37,477,920

Distribution declared	$0.2009

(1)	Represents historical financial data of our operating partnership and its subsidiaries, including three additional facilities that were acquired by our operating partnership from certain of the Amsdell Entities in connection with the IPO. See Note 1 to the financial statements.

	The Company	The Predecessor(1)
	Period October 21, 2004 through December 31,	Period January 1, 2004 through October 20,	Year Ended December 31,
	2004	2004	2003	2002	2001	2000
	(Dollars in thousands, except per share data)
Balance Sheet Data (as of end of period):
Storage facilities, net of accumulated depreciation	$729,155		$395,599	$411,232	$378,179	$255,911
Total assets	775,874		412,219	421,400	392,016	268,307
Loans payable and capital lease obligations	380,652		271,945	270,413	242,184	148,149
Total liabilities	405,432		280,470	278,987	249,854	155,309
Minority interest	11,062		—	—	—	—
Shareholders’/owners’ equity	359,380		131,749	142,413	142,162	112,999
Total liabilities and shareholders’/owners’ equity	775,874		412,219	421,400	392,016	268,307
Cash Flow data:
Net cash flow provided by (used in):
Operating activities	$9,415	$25,523	$34,227	$31,642	$23,570	$22,304
Investing activities	(229,075)	(5,114)	(2,507)	(33,212)	(127,683)	(654)
Financing activities	246,078	(25,845)	(25,729)	(818)	105,049	(21,172)
Other data:
Net operating income(2)	13,131	42,811	52,718	50,510	41,299	35,510
Funds from operations(3)	(24,996)	14,079	32,604	29,885	23,812	20,717
Number of facilities (end of period)	201	155	155	159	152	130
Total rentable square feet (end of period)	12,977,893	9,683,014	9,863,014	10,050,274	9,520,547	7,647,052
Occupancy (end of period)	82.2%	85.2%	82.6%	79.2%	78.6%	80.9%
Reconciliation of Net Income to Funds from Operations(3):
Net Income (Loss)	$(29,898)	$(2,449)	$16,232	$10,028	$6,896	$8,250
Plus:
Depreciation	5,800	16,528	19,494	19,656	14,168	12,786
Depreciation included in discontinued operations	—	—	207	201	289	129
Loss on sale of storage facilities	—	—	—	—	2,459	—
Less:
Minority interest	(898)	—	—	—	—
Gain on sale of storage facilities	—	—	(3,329)	—	—	(448)

FFO for the operating partnership	$(24,996)	$14,079	$32,604	$29,885	$23,812	$20,717

FFO allocable to minority interest	$733

FFO attributable to common shareholders	$(24,263)

Reconciliation of Net Income (Loss) to Net Operating Income (3):
Net Income (Loss)	$(29,898)	$(2,449)	$16,232	$10,028	$6,896	$8,250
Plus:
Management fees to related party/general and administrative(4)	4,254	3,689	4,361	4,115	3,358	2,836
Depreciation	5,800	16,528	19,494	19,656	14,168	12,786
Interest expense	4,428	19,385	15,128	15,944	13,430	11,514
Loan procurement amortization expense	240	5,727	1,015	1,079	1,182	898
(Gain) Loss from discontinued operations	—	—	—	—	2,459	(448)
Early extinguishment of debt	7,012	—	—	—
Costs incurred to acquire management company	22,152	—	—	—	—	—
Other	41	(69)	(12)	—	—	—
Less:
Income from discontinued operations	—	—	(171)	(312)	(194)	(326)
Minority interest	(898)	—	—	—	—	—
Gain on sale of storage facilities	—	—	(3,329)	—	—	—

Net operating income	$13,131	$42,811	$52,718	$50,510	$41,299	$35,510

(2)	We define net operating income, “NOI”, as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense, loan procurement amortization expense, minority interest, loss on sale of storage facilities, depreciation and management fees to related party/general and administrative; and deducting from net income: income from discontinued operations and gains on sale of self-storage facilities. NOI is not a measure of performance calculated in accordance with GAAP.

We use NOI as a measure of operating performance at each of our facilities, and for all of our facilities in the aggregate. NOI should not be considered as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities, or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe NOI is useful to investors in evaluating our operating performance because:

•	it is one of the primary measures used by our management and our facility managers to evaluate the economic productivity of our facilities, including our ability to lease our facilities, increase pricing and occupancy and control our property operating expenses;

•	it is widely used in the real estate industry and the self-storage industry to measure the performance of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods and book value of assets; and

•	we believe it helps investors to meaningfully compare the results of our operating performance from period to period by removing the impact of the capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with its analysis of net income. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income.

(3)	Funds from operations, which is referred to as “FFO,” is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (“NAREIT”), which is referred to as the “White Paper.” The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of operating real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the White Paper or that interpret the White Paper differently than we do.

(4)	Management fees to related party have historically been paid to U-Store-It Mini Warehouse Co., an entity that upon completion of the offering is part of the Company.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of the Company’s initial public offering (“IPO”), the formation transactions and related refinancing transactions and certain other transactions. The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section in this report entitled “Risk Factors.”

OVERVIEW

On October 27, 2004, the Company completed its IPO, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The IPO resulted in gross proceeds to the Company of approximately $460.0 million.

The Company is an integrated self-storage real estate company, which means that it has in–house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. At the completion of the IPO and its formation transactions, the Company owned 201 self-storage facilities totaling approximately 13.0 million rentable square feet.

The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results depend on the ability of our customers to make required rental payments to us. We believe that our decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control, allows us to respond quickly and effectively to changes in local market conditions, where appropriate increasing rents while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.

We experience minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

In the future, we intend to focus on increasing our internal growth and selectively pursuing targeted acquisitions and developments of self-storage facilities. We intend to incur additional debt in connection with any such future acquisitions or developments.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operation presented in the historical consolidated and combined financial statements included in this report. We have also provided a summary of significant accounting policies in the notes to our consolidated and combined financial statements (See Note 2). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company, the operating partnership and the wholly-owned subsidiaries of our operating partnership. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, and the property interests contributed to the operating partnership by the Predecessor, have been accounted for as a reorganization of entities under common control and accordingly, were recorded at the Predecessor’s historical cost basis. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the period prior to October 21, 2004, represent the operations of the Predecessor.

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

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements and estimates of depreciated replacement cost of equipment.

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above-or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, to date no tangible asset has been recorded for in-place, at market leases. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent (less than one year).

Long-lived assets are classified as held for use for impairment when events and circumstances indicate that there may be an impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. No impairment charges have been recognized through December 31, 2004.

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

Revenue Recognition

Management has determined that all our leases with tenants are operating leases. Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in rents received in advance, and contractually due but unpaid rents are included in other assets.

Share Options

We apply the fair value method of accounting for the share options issued under our incentive award plan at the date of consummation of our IPO. Accordingly, compensation expense was recorded relating to such options.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on our financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated and combined financial statements and the accompanying notes thereto. Historical results set forth in the consolidated and combined statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

For purposes of the following comparison of operating results for the years ended December 31, 2004 and December 31, 2003, we have combined the results of operations for the Company for the period from October 21, 2004 through December 31, 2004 and the Predecessor for the period from January 1, 2004 through October 20, 2004. Internally, the Company uses combined reporting to evaluate its operating performance and believes that this presentation will provide investors with additional insight into our financial results.

Acquisition and Development Activities

The comparability of the Company’s results of operation is significantly affected by development, redevelopment and acquisition activities in 2004 and 2003. At December 31, 2004 and 2003 the Company owned interests in 201 and 155 self-storage facilities and related assets, respectively.

In 2004, 46 self-storage facilities were acquired for approximately $221.8 million. All of these facilities were acquired concurrently with, or shortly after, the completion of the IPO.

In 2003, one self-storage facility was acquired for approximately $3.2 million and the Company completed and placed in service one expansion of an existing self-storage facility for approximately $2.5 million. During this same period four self-storage facilities and one commercial property were sold, which facilities and property have been accounted for as discontinued operations.

A comparison of income (loss) from continuing operations for the years ended December 31, 2004 and 2003 is as follows:

	($ in thousands)
	2004(1)	2003
REVENUES:
Rental income	$86,945	$76,898
Other property related income	4,663	3,916

Total revenues	91,608	80,814

OPERATING EXPENSES:
Property operating expenses	35,666	28,096
Depreciation	22,328	19,494
General and administrative	4,254	—
Management fees - related party	3,689	4,361

Total operating expenses	65,937	51,951

OPERATING INCOME	25,671	28,863

OTHER INCOME (EXPENSE):
Interest expense	(23,813)	(15,128)
Loan procurement amortization expense	(5,967)	(1,015)
Early extinguishment of debt	(7,012)	—
Cost incurred to acquire management company	(22,152)	—
Other	28	12

Total other expense	(58,916)	(16,131)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(33,245)	12,732

(1)	The twelve months ended December 31, 2004 represents consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004. The operating results for the year ended December 31, 2004 are not comparable to future expected operating results of the Company since they include various IPO-related charges.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003 (Not including discontinued operations)

Total Revenues

Rental income increased from $76.9 million in 2003 to $86.9 million in 2004, an increase of $10.0 million, or 13.0%. This increase is primarily attributable to (i) the acquisition of 46 facilities in 2004 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $4.7 million (see same-store discussion on page 44).

Other property related income increased from $3.9 million in 2003 to $4.7 million in 2004, an increase of $0.8 million, or 20.5%. This increase is primarily attributable to the acquisition of 46 facilities in 2004.

Total Operating Expenses

Property operating expenses increased from $28.1 million in 2003 to $35.7 million in 2004, an increase of $7.6 million, or 27.0%. This increase is primarily attributable to (i) the acquisition of 46 facilities in 2004 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $3.7 million (see same-store discussion on page 44).

Management fees decreased from $4.4 million in 2003 to $3.7 million in 2004, a decrease of $0.7 million, or 15.9%. This decrease is primarily attributable to the acquisition of our management company effective October 27, 2004 in connection with our IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.

General administrative costs began with the Company’s IPO in October 2004. Therefore, general and administrative expenses increased from $0.0 in 2003 to $4.3 million in 2004. Included in these costs is a charge of $2.4 million for deferred shares granted to certain members of our senior management team and $0.4 million of cash bonuses paid to these executives. The remaining $1.5 million includes expenses for our management company and other costs incurred in connection with being a public company.

Depreciation increased from $19.5 million in 2003 to $22.3 million in 2004, an increase of $2.8 million, or 14.4%. This increase is partially attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004, which was partially offset by lower depreciation on fully amortized equipment with lives significantly shorter than new buildings and improvements. The increase is also attributable to the acquisition of 46 additional facilities in 2004.

Interest expense increased from $15.1 million in 2003 to $23.8 million in 2004, an increase of $8.7 million, or 57.6%. The increase is attributable to a higher amount of outstanding debt and higher interest rates in 2004 primarily resulting from loans obtained in connection with our formation transactions.

Loan procurement amortization expense increased from $1.0 million in 2003 to $6.0 million in 2004, an increase of $5.0 million, or 500.0%. This increase is primarily attributable to deferred financing costs incurred in connection with obtaining a $424.5 million term loan in May 2004 that was used to purchase interests of outside partners in the Predecessor.

In the fourth quarter of 2004, the Company incurred a charge of $7.0 million for the early extinguishment of debt primarily due to the incurrence of approximately $0.9 million of prepayment penalties and the write-off of $6.1 million of unamortized loan costs.

Cost incurred to acquire the management company as part of our IPO transactions resulted in a one-time charge of $22.2 million in 2004.

Comparison of the Year End December 31, 2003 to the Year Ended December 31, 2002

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by development, redevelopment, acquisition and disposition activities in 2003 and 2002. At December 31, 2003 and 2002 the Company owned interests in 155 and 159 self-storage facilities and related assets, respectively.

In 2003, one self-storage facility was acquired for approximately $3.2 million, and the Company completed and placed in service one expansion of an existing self-storage facility for approximately $2.5 million. During this same period four self-storage facilities and one commercial property were sold, which have been accounted for as discontinued operations.

In 2002, three facilities were acquired for approximately $19.4 million and the Company completed and placed in service four significant development facilities for approximately $19.1 million and nine expansions of existing facilities for approximately $5.2 million.

A comparison of income from continuing operations for the years ended December 31, 2003 and 2002 is as follows:

	($ in thousands)
	2003	2002
REVENUES:
Rental income	$76,898	$72,719
Other property related income	3,916	3,866

Total revenues	80,814	76,585

OPERATING EXPENSES:
Property operating expenses	28,096	26,075
Depreciation	19,494	19,656
Management fees - related party	4,361	4,115

Total operating expenses	51,951	49,846

OPERATING INCOME	28,863	26,739

OTHER INCOME (EXPENSE):
Interest expense	(15,128)	(15,944)
Loan procurement amortization expense	(1,015)	(1,079)
Other	12	—

Total other expense	(16,131)	(17,023)

INCOME (LOSS) FROM CONTINUING OPERATIONS	12,732	9,716

Comparison of Operating Results for the Years Ended December 31, 2003 and 2002 (Not including discontinued operations)

Total Revenues

Rental income increased from $72.7 million in 2002 to $76.9 million in 2003, an increase of $4.2 million, or 5.8%. $3.5 million of this increase is attributable to increased occupancy and $0.7 million of this increase is attributable to increased rents.

Other property related income remained flat at $3.9 million in 2002 and 2003.

Total Operating Expenses

Property operating expenses increased from $26.1 million in 2002 to $28.1 million in 2003, an increase of $2.0 million, or 7.7%. Payroll expenses increased by approximately $0.6 million, attributable to higher incentive payments as a result of increased revenues and increased number of personnel. Property taxes and insurance increased by approximately $0.7 million. This increase is primarily attributable to increased assessed values resulting in higher real estate taxes. Other operating costs increased by approximately $1.0 million. This increase is primarily attributable to significantly higher snow removal costs associated with the unusually severe winter in 2003.

Management fees increased from $4.1 million in 2002 to $4.4 million in 2003, or 7.3%. This increase is attributable to higher revenues, on which management fees are based. Most of our management agreements during the periods presented provided that management fees were based on 5.35% of total revenues collected.

Depreciation decreased from $19.7 million in 2002 to $19.5 million in 2003, or 1.0%. This decrease is attributable to fully amortized equipment with lives significantly shorter than new buildings and improvements.

Interest expense decreased from $15.9 million in 2002 to $15.1 million in 2003, or 5.0%. The decrease is due to lower interest rates in 2003 on variable rate debt outstanding during both periods.

Impact of 2004 Hurricanes

Hurricanes in late summer and early fall 2004 caused damage at five of the Company’s 47 facilities that are located in Florida. The Company estimates that uninsured damages resulting from the recent hurricanes will total approximately $0.3 million (primarily, insurance deductibles). These damages did not cause any material service interruption and all of the facilities are currently fully operational. The damages at these facilities did not result in an impairment of the facilities’ net carrying values at December 31, 2004.

Same-Store Facility Results

The Company considers its same-store portfolio to consist of only those facilities owned at the beginning and at the end of the applicable periods presented and that had an occupancy of at least 70% as of the first day of such periods.

The following same-store presentation is considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions. The following table sets forth operating data for our same-store portfolio for the periods presented.

	Three months ended December 31,		Percent Change	Year Ended December 31,		Percent Change	Year Ended December 31,		Percent Change
	2004	2003		2004	2003		2003	2002
	($ in thousands)
Same-store revenues	$20,663	$19,177	7.7%	$79,403	$74,661	6.4%	$60,958	$59,300	2.8%
Same-store property operating expenses	7,914	6,749	17.3%	29,085	25,410	14.5%	20,657	19,589	5.5%
Non same-store revenues	6,933	1,661		12,205	6,153		19,856	17,285
Non same-store property operating expenses	4,188	822		6,581	2,686		7,439	6,486
Total revenues	27,596	20,838		91,608	80,814		80,814	76,585
Total property operating expenses	12,102	7,571		35,666	28,096		28,096	26,075
Number of facilities included in same-store analysis	142			142			121

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Same-store revenues increased from $74.7 million in 2003 to $79.4 million in 2004, an increase of $4.7 million, or 6.4%. Approximately $2.1 million of this increase was attributable to increased occupancy and $2.6 million of this increase was attributable to increased rents.

Same-store property operating expenses increased from $25.4 million in 2003 to $29.1 million in 2004, an increase of $3.7 million, or 14.5%. This increase was primarily attributable to increased payroll expenses caused by an increase in the number of personnel and related costs including facility managers, higher compensation costs for performance incentives, district managers hired during the year to fill previously vacant job positions and lengthening the operating hours of some of our facilities. Other same-store operating costs also increased due to costs incurred in connection with changes in the Company’s logo, higher computer costs and bad debt expense.

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Same-store revenues increased from $59.3 million in 2002 to $61.0 million in 2003, an increase of $1.7 million, or 2.8%. Approximately $0.2 million of this increase was attributable to increased occupancy and $1.5 million of this increase was attributable to increased rents.

Same-store property operating expenses increased from $19.6 million in 2002 to $20.7 million in 2003, an increase of $1.1 million, or 5.5%. This increase was primarily attributable to increased payroll expenses, property taxes, and insurance.

Cash Flows

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2004 and 2003 is as follows:

	($ in millions)		Increase
	2004	2003	$
Net cash flow provided by (used in):
Operating activities	$34.9	$34.2	0.7
Investing activities	$(234.2)	$(2.5)	231.7
Financing activities	$220.2	$(25.7)	245.9

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

Cash provided by operations increased from $34.2 million in 2003 to $34.9 million in 2004, an increase of $0.7 million, or 2.0%. The increase is primarily attributable to an increase in the income from continuing operations.

Cash used in investing activities increased from $2.5 million in 2003 to $234.2 million in 2004, an increase of $231.7 million. The increase in primarily attributable to a much larger number of self-storage facilities acquired in 2004 versus 2003.

Cash provided by financing activities increased from $25.7 million in 2003 to $220.2 million in 2004, an increase of $245.9 million. This increase is primarily attributable to the proceeds from the IPO and new borrowings, partially offset by the repayment of certain existing loans in 2004.

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2003 and 2002 is as follows:

	($ in millions)		Increase (decrease)
	2003	2002	$
Net cash flow provided by (used in):
Operating activities	$34.2	$31.6	2.6
Investing activities	$(2.5)	$(33.2)	30.7
Financing activities	$(25.7)	$(0.8)	(24.9)

Comparison of the Year Ended December 31, 2003 to the Year Ended December 31, 2002

Cash provided by operations increased from $31.6 million in 2002 to $34.2 million in 2003, an increase of $2.6 million, or 8.2%. This increase is primarily attributable to an increase in the income from continuing operations.

Cash used in investing activities decreased from $33.2 million in 2002 to $2.5 million in 2003, a decrease of $30.7 million, or 92.5%. This decrease is primarily attributable to a decrease in acquisitions and improvements of self-storage facilities in 2003, as compared to 2002.

Cash used in financing activities increased from $0.8 million in 2002 to $25.7 million in 2003, an increase of $24.9 million. This increase is primarily attributable to lower borrowings and partner contributions required as a result of the reduced level of acquisition activity of self-storage facilities in 2003 as compared to 2002.

Liquidity and Capital Resources

As a result of the IPO and related formation transactions, the Company has a substantially different capital structure than the Predecessor. As of December 31, 2004, the Company had total indebtedness outstanding of approximately $380.5 million, as compared to the Predecessor who had $271.6 million of debt outstanding at December 31, 2003.

On October 27, 2004, our operating partnership entered into a $150 million revolving credit facility, which was undrawn at December 31, 2004. The Company may use borrowings under the facility to satisfy a portion of its short-term and long-term liquidity needs.

The Company has approximately $110.5 million of indebtedness outstanding pursuant to four existing mortgage loans secured by 53 of its facilities. These mortgage loans, which were incurred prior to the IPO, include:

•	a commercial mortgage-backed securities loan secured by 41 of the Company’s existing facilities, which currently has a principal balance of approximately $66.2 million, bears interest at a fixed rate of 8.16% and has an anticipated repayment date in November 2006;

•	a commercial mortgage-backed securities loan secured by ten of the Company’s existing facilities, which currently has a principal balance of approximately $39.9 million, bears interest at a fixed rate of 7.13% and has an anticipated repayment date in December 2006;

•	a mortgage loan secured by the West Palm Beach, FL facility, which currently has a principal balance of approximately $2.6 million, bears interest at a fixed rate of 7.71% and matures in December 2008; and

•	a mortgage loan secured by the Peachtree City, GA facility, which currently has a principal balance of approximately $1.8 million, bears interest at a fixed rate of 8.43% and matures in August 2009.

Each of these loans has customary restrictions on transfer or encumbrances of the mortgaged facilities.

In connection with the IPO, on October 27, 2004, three of the Company’s subsidiaries also entered into three separate fixed rate mortgage loans with an aggregate principal amount of approximately $270.0 million. The first mortgage loan is secured by 26 of the Company’s facilities, has an initial outstanding principal balance of $90.0 million, bears interest at 5.09% and matures in November 2009. The second mortgage loan is secured by 21 of the Company’s facilities, has an initial outstanding principal balance of $90.0 million, bears interest at 5.19% and matures in May 2010. The third mortgage loan is secured by 18 of the Company’s facilities, has an initial outstanding principal balance of $90.0 million, bears interest at 5.33% and matures in January 2011. Each of these loans has customary restrictions on transfer or encumbrance of the mortgaged facilities. The primary purpose of these three new mortgage loans was to repay the portion of the Company’s existing term loan that was not repaid from the proceeds of the IPO.

Also in connection with the IPO, on October 27, 2004, the operating partnership entered into a three-year $150.0 million revolving credit facility which was undrawn at December 31, 2004. The facility is scheduled to mature on October 27, 2007, with the option to extend the maturity date to October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. The primary purpose of the new credit facility is to fund the future acquisition and development of self-storage facilities and for general working capital purposes (as noted above, the Company may use it to satisfy other short and long term liquidity needs). The revolving credit facility provides for aggregate borrowings of up to $150.0 million and contains the following financial covenants, among others:

•	Maximum total indebtedness to total asset value of 65%;

•	Minimum interest coverage ratio of 2.0:1;

•	Minimum fixed charge coverage ratio of 1.7:1; and

•	Minimum tangible net worth of $400.0 million.

The revolving credit facility also has customary restrictions on transfer or encumbrances of the facilities that secure the loan.

The Company’s cash flow from operations historically has been one its primary sources of liquidity to fund debt service, distributions and capital expenditures. The Company derives substantially all of its revenue from customers who lease space from us at its facilities. Therefore, the Company’s ability to generate cash from operations is dependent on the rents that the Company is able to charge and collect from its customers. While the

Company believes that facilities in which the Company invests—self-storage facilities—are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect its cash flow from operations.

As a REIT, the Company is now required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis in order to qualify as a REIT for federal income tax purposes.

The nature of the Company’s business, coupled with the requirement that the Company distribute a substantial portion of its income on an annual basis, will cause the Company to have substantial liquidity needs over both the short term and the long term. The Company’s short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with its facilities, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that the Company incurs, will vary from year to year, in some cases significantly. For 2005 the Company expects to incur approximately $8.2 million of costs for recurring capital expenditures. The Company expects to meet its short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under its revolving credit facility.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2004 (dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Loans Payable	$380,496	$2,352	$114,116	$97,800	$166,228
Contractual Capital Lease Obligations	156	85	71	—	—
Ground Leases and Third Party Office Lease	837	169	298	126	244
Related Party Office Lease	3,359	262	632	663	1,802
Employment Contracts	3,117	1,100	2,017	—	—

Total	$387,965	$3,968	$117,134	$98,589	$168,274

The Company expects that the contractual obligations owed in 2005 will be satisfied out of cash generated from operations and, if necessary, draws under the Company’s line of credit.

The Company does not currently have any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

See Item 7A for a discussion of the impact of inflation on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Effect of Changes in Interest Rates on our Outstanding Debt

As of December 31, 2004, the Company had approximately $380.5 million of fixed rate debt outstanding. A change in the interest rates on fixed rate debt generally impacts the fair market value of our debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity or projected refinancing dates. At December 31, 2004 the fair value of the debt is estimated to be $378.6 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $12.7 million at December 31, 2004. A 100 basis point decrease in interest rates would result in an increase in the fair value of our fixed rate debt of approximately $13.3 million at December 31, 2004.

In connection with the Company’s IPO and the formation transactions, the Company repaid all of its existing outstanding variable rate debt. As a result, all of our outstanding debt was fixed rate debt at December 31, 2004.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we completed our IPO in October 2004 and, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers, which is available on our website at www.u-store-it.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within four business days following the date of the amendment or waiver.

The information required by this item regarding trustees and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2005 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Information Regarding Corporate Governance and Board and Committee Meetings.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters—Section 16(a) Beneficial Ownership Reporting Compliance.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Information Regarding Corporate Governance and Board and Committee Meetings—Trustee Compensation,” “Executive Compensation and Other Information,” and “Compensation Committee Interlocks and Insider Participation, Compensation Committee Report on Executive Compensation” and “Performance Graph.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDERS MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Principal Shareholders.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2004.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	938,500	$16.00	1,905,810
Equity compensation plans not approved by shareholders	—	—	—
Total	938,500	$16.00	1,905,810

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters—Relationship with Independent Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.	Financial Statements.

The	response to this portion of Item 15 is submitted as a separate section of this report.

2.	Financial Statement Schedules.

The	response to this portion of Item 15 is submitted as a separate section of this report.

3.	Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b)	Exhibits. The following documents are filed as exhibits to this report:

Exhibit No.

3.1	*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2	*	Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

4.1	*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.1	*	Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2	*	Loan Agreement dated as of October 27, 2004 by and between YSI I LLC and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.3	*	Loan Agreement dated as of October 27, 2004 by and between YSI II LLC and Lehman Brothers Holdings Inc. d/b/a/ Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10.4*	Loan Agreement dated as of October 27, 2004 by and between YSI III LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.5*	Credit Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P., the several lenders from time to time parties thereto, Lehman Brothers Inc., Wachovia Capital Markets, LLC, SunTrust Bank, LaSalle Bank National Association and Lehman Commercial Paper Inc., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on
Form 8-K, filed on November 2, 2004.

10.6*†	2004 Equity Incentive Plan of U-Store-It Trust effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.7*	Stock Purchase Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998 and the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, relating to the purchase of U-Store-It Mini Warehouse Co., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.8*	Marketing and Ancillary Services Agreement dated as of October 27, 2004 by and between
U-Store-It Mini Warehouse Co. and Rising Tide Development, LLC incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.9*	Property Management Agreement dated as of October 27, 2004 by and between YSI Management LLC and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.10*	Option Agreement dated as of October 27, 2004 by and between U-Store-It, L.P. and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.11*	Registration Rights Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998, the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, Amsdell Holdings I, Inc., Amsdell and Amsdell and Robert J. Amsdell, Trustee, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.12*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.13*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Steven G. Osgood, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.14*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.15*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10.16	*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Tedd D. Towsley, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.17	*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.18	*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Thomas A Commes, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.19	*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.20	*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.21	*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust,
U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.22	*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.23	*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.24	*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.25	*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.26	*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Barry L. Amsdell, incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.27	*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.28	*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.29	*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.30	*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10.31*	Purchase and Sale Agreement dated as of August 13, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.32*	Amendment to Purchase and Sale Agreement dated as of September 8, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.33*	Contribution Agreement dated as of July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Robert J. Amsdell, as Trustee incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.34*	Contribution Agreement dated as July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Amsdell Holdings I, Inc. incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.35*	Contribution Agreement dated as of July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Amsdell and Amsdell incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.36*	Agreement and Plan of Merger and Reorganization dated as of July 30, 2004 by and between the Company and High Tide LLC incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.37*	Agreement and Plan of Merger dated as of July 30, 2004 by and between the Company and Amsdell Partners, Inc. incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.38*	Partnership Reorganization Agreement dated as of July 30, 2004 by and among High Tide LLC, Amsdell Partners, Inc., Amsdell Holdings I, Inc. and Acquiport/Amsdell I Limited Partnership incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.39*	Purchase and Sale Agreement, dated as of March 1, 2005, by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. named therein incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.40†	Form of NonQualified Share Option Agreement. (3 Year Vesting)

10.41	Office Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P.

10.42	Timesharing Agreement, dated October 22, 2004 by and between Amsdell Holdings I, Inc. and U-Store-It Mini Warehouse Co.

10.43†	Trustee Compensation Schedule.

10.44†	Schedule of 2004 Bonuses for Named Executive Officers.

10.45†	Form of NonQualified Share Option Agreement (Deferred 3 Year Vesting).

10.46†	Form of Trustee Restricted Share Agreement.

21.1*	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.
†	Denotes a management contract or compensatory plan, contract or arrangement.

(c) Financial Statement Schedules. The following documents are filed as a part of this report:

The response to this portion of Item 15 is submitted as a separate section of this report.

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.
Consolidated and Combined Financial Statements of U-Store-It Trust (“The Company”) and Subsidiaries and Acquiport/Amsdell (“The Predecessor”)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet for U-Store-It Trust and Subsidiaries as of December 31, 2004 and the Consolidated and Combined Balance Sheet for Acquiport/Amsdell as of December 31, 2003	F-3

Consolidated Statement of Operations for U-Store-It Trust and Subsidiaries for the period from October 21, 2004 through December 31, 2004, and the Consolidated and Combined Statements of Operations for Acquiport/Amsdell for the period from January 1, 2004 through October 20, 2004 and for the years ended December 31, 2003 and 2002

F-4

Consolidated Statement of Shareholders’ Equity for U-Store-It Trust and Subsidiaries for the period from October 21, 2004 through December 31, 2004, and the Consolidated and Combined Statements of Owners’ Equity (Deficit) for Acquiport/Amsdell for the period from January 1, 2004 through October 20, 2004 and for the years ended December 31, 2003 and 2002

F-5

Consolidated Statement of Cash Flows for U-Store-It Trust and Subsidiaries for the period October 21, 2004 through December 31, 2004 and the Consolidated and Combined Statements of Cash Flows for the Acquiport/Amsdell for the period from January 1, 2004 through October 20, 2004 and for the years ended December 31, 2003 and 2002

F-6

Notes to Consolidated and Combined Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

U-Store-It Trust

Cleveland, Ohio

We have audited the accompanying consolidated balance sheet of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2004 and the consolidated and combined balance sheet of Acquiport/Amsdell (the “Predecessor”), as defined in Note 1, as of December 31, 2003, respectively, and the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for the period from October 21, 2004 (commencement of operations) through December 31, 2004, and the related consolidated and combined statements of operations, owners’ equity (deficit), and cash flows of the Predecessor for the period from January 1, 2004 through October 20, 2004, and for the years ended December 31, 2003 and 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Neither the Company nor the Predecessor are required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Predecessor’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2004 and the consolidated and combined financial position of the Predecessor as of December 31, 2003, the results of the Company’s operations and cash flows for the period from October 21, 2004 (commencement of operations) through December 31, 2004, and the results of the Predecessor’s operations and cash flows for the period from January 1, 2004 through October 20, 2004 and for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio

March 30, 2005

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED BALANCE SHEETS

($ in thousands)

	THE COMPANY December 31, 2004	THE PREDECESSOR December 31, 2003
ASSETS
Storage facilities—net	$729,155	$395,599
Cash	28,485	7,503
Restricted cash	7,211	3,772
Loan procurement costs—net of amortization	7,624	2,461
Other assets	3,399	2,884

TOTAL ASSETS	$775,874	$412,219

LIABILITIES AND SHAREHOLDERS’/OWNERS’ EQUITY

LIABILITIES
Loans payable	$380,496	$271,571
Capital lease obligations	156	374
Accounts payable and accrued expenses	10,958	3,218
Distributions payable	7,532	—
Accrued management fees—related parties	—	370
Rents received in advance	5,835	4,552
Security deposits	455	385

Total Liabilities	405,432	280,470
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	11,062	—
SHAREHOLDERS’/OWNERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 37,345,162 issued and outstanding	373	—
Additional paid in capital	396,662	—
Retained deficit	(37,430)	—
Unearned share grant compensation	(225)	—
Owners’ equity	—	131,749

Total shareholders’/owners’ equity	359,380	131,749

TOTAL LIABILITIES AND SHAREHOLDERS’/OWNERS’ EQUITY	$775,874	$412,219

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	THE COMPANY	THE PREDECESSOR
	For the Period October 21, 2004 to December 31, 2004	For the Period January 1, 2004 to October 20, 2004	Year ended December 31, 2003	Year ended December 31, 2002
REVENUES:
Rental income	$21,314	$65,631	$76,898	$72,719
Other property related income	1,452	3,211	3,916	3,866

Total revenues	22,766	68,842	80,814	76,585
OPERATING EXPENSES:
Property operating expenses	9,635	26,031	28,096	26,075
Depreciation	5,800	16,528	19,494	19,656
General and administrative	4,254	—	—	—
Management fees—Related party	—	3,689	4,361	4,115

Total operating expenses	19,689	46,248	51,951	49,846
OPERATING INCOME	3,077	22,594	28,863	26,739
OTHER INCOME (EXPENSE):
Interest expense	(4,428)	(19,385)	(15,128)	(15,944)
Loan procurement amortization expense	(240)	(5,727)	(1,015)	(1,079)
Early extinguishment of debt	(7,012)	—	—	—
Costs incurred to acquire management company	(22,152)	—	—	—
Other	(41)	69	12	—

Total other expense	(33,873)	(25,043)	(16,131)	(17,023)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(30,796)	(2,449)	12,732	9,716
MINORITY INTEREST	898	—	—	—

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(29,898)	(2,449)	12,732	9,716
DISCONTINUED OPERATIONS
Income from operations	—	—	171	312
Gain on sale of storage facilities	—	—	3,329	—

Income from discontinued operations	—	—	3,500	312
NET INCOME (LOSS)	$(29,898)	$(2,449)	$16,232	$10,028

Basic and diluted loss per share	$(0.80)

Weighted-average common shares outstanding— basic and fully diluted	37,477,920

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY AND OWNERS’ EQUITY (DEFICIT)

(in thousands)

	Common Shares		Additional Paid in Capital	Unearned Grant Shares Compensation	Retained Deficit	Owners’ Equity (Deficit)	Total
	Number	Amount
The Predecessor
Balance at January 1, 2002	—	$—	$—	$—	$—	$142,162	$142,162
Net income	—	—	—	—	—	10,028	10,028
Cash contributions	—	—	—	—	—	16,666	16,666
Cash distributions	—	—	—	—	—	(26,443)	(26,443)

Balance at December 31, 2002	—	—	—	—	—	142,413	142,413
Net income	—	—	—	—	—	16,232	16,232
Cash contributions	—	—	—	—	—	1,788	1,788
Cash distributions	—	—	—	—	—	(28,684)	(28,684)

Balance at December 31, 2003	—	—	—	—	—	131,749	131,749
Net loss	—	—	—	—	—	(2,449)	(2,449)
Contributions	—	—	—	—	—	128,724	128,724
Cash distributions	—	—	—	—	—	(18,297)	(18,297)
Issuance of note receivable from owner	—	—	—	—	—	(277,152)	(277,152)

Balance at October 20, 2004	—	—	—	—	—	(37,425)	(37,425)
The Company
Reclassify Predecessor owners’ deficit	—	—	(37,961)	—	—	37,961	—
Reclassify Predecessor owners’ deficit relative to contribution of facilities at historic cost for partnership units	—	—	536	—	—	(536)	—
Net proceeds from sale of common shares	28,750	287	424,702	—	—	—	424,989
Grant of restricted shares	—	—	2,675	(2,675)	—	—	—
Amortization of restricted shares	—	—	—	2,450	—	—	2,450
Issuance of restricted shares	20	—	—	—	—	—	—
Issuance of shares to former owners, property contributions	7,409	74	(74)	—	—	—	—
Issuance of shares to former owners, management company acquisition	1,166	12	18,648				18,660
Share compensation expense	—	—	96	—	—	—	96
Record minority interests for former owners’ continuing interests	—	—	(11,960)	—	—	—	(11,960)
Net loss	—	—	—	—	(29,898)	—	(29,898)
Distributions	—	—	—	—	(7,532)	—	(7,532)

	37,345	$373	$396,662	$(225)	$(37,430)	$—	$359,380

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

($ in thousands)

	THE COMPANY	THE PREDECESSOR
	For the Period October 21, 2004 to December 31, 2004	For the Period January 1, 2004 to October 20, 2004	Year ended December 31, 2003	Year ended December 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,898)	$(2,449)	$16,232	$10,028
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,040	22,255	20,716	20,936
Early extinguishment of debt	7,012	—	—	—
Share compensation expense	2,546	—	—	—
Costs incurred to acquire management company	22,152	—	—	—
Minority interest in net loss of subsidiaries	(898)	—	—	—
Gain on sales of storage facilities	—	—	(3,329)	—
Changes in other operating accounts:
Other assets	3,021	118	657	(33)
Accounts payable and accrued expenses	(1,978)	5,664	(205)	602
Other liabilities	1,418	(65)	156	109

Net cash provided by operating activities	9,415	25,523	34,227	31,642
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions and improvements to storage facilities	(224,976)	(2,865)	(8,808)	(33,319)
Acquisition of management company, net	(3,492)	—	—	—
Disposals of storage facilities	—	583	—	—
Net proceeds from sales of storage facilities	—	—	8,068	—
Increase in restricted cash	(607)	(2,832)	(1,767)	107

Net cash used in investing activities	(229,075)	(5,114)	(2,507)	(33,212)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common shares	424,989	—	—	—
Proceeds from:
Loans payable	270,000	424,500	3,934	30,392
Notes payable—related parties	—	3,961	—	—
Principal payments on:
Loans payable	(437,849)	(147,725)	(2,093)	(21,040)
Notes payable—related parties	(1,600)	(2,361)	—	—
Capital lease obligations	(21)	(197)	(309)	(233)
Cash contributions from owners	—	108	1,788	16,666
Loan made to owners	—	(277,152)	—	—
Cash distributions to owners	—	(18,297)	(28,684)	(26,443)
Pre-payment penalty on debt extinguishment	(887)	—	—	—
Loan procurement costs	(8,554)	(8,682)	(365)	(160)

Net cash provided by (used in) financing activities	246,078	(25,845)	(25,729)	(818)

NET INCREASE (DECREASE) IN CASH	26,418	(5,436)	5,991	(2,388)
CASH—Beginning of period	2,067	7,503	1,512	3,900

CASH—End of period	$28,485	$2,067	$7,503	$1,512

CASH PAID FOR INTEREST	$9,032	$15,080	$15,648	$15,386

CASH PAID FOR TAXES	$25	$—	$—	$—

(Continued)

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS—(Continued)

($ in thousands)

	THE COMPANY	THE PREDECESSOR
	For the Period October 21, 2004 to December 31, 2004	For the Period January 1, 2004 to October 20, 2004	Year ended December 31, 2003	Year ended December 31, 2002
Supplemental disclosure of noncash activities:
Contribution of facilities from prior owners for operating partnership units:
Investment in real estate	$10,762	$—	$—	$—
Mortgage loans	(10,365)	—	—	—
Other, net	139	—	—	—

Net assets acquired	536	—	—	—

Acquisition of management company from prior owners:
Assets acquired (excluding cash of $730)	659	—	—	—
Liabilities assumed	(536)	—	—	—

Net assets acquired	123	—	—	—

Acquisition of 46 facilities:
Investment in real estate	223,437	—	—	—
Mortgage loans	(90,000)	—	—	—
Other, net	(4,526)	—	—	—

Net assets acquired	128,911	—	—	—

Acquisition of three facilities:
Investment in real estate	—	—	—	19,497
Other, net	—	—	—	(70)

Net assets acquired	—	—	—	19,427

Acquisition of four facilities:
Investment in real estate, from related party	—	—	—	19,110
Mortgage loans, assumed	—	—	—	(19,110)

Net assets acquired	—	—	—	—

Acquisition of partnership interests:
Investment in real estate	—	128,672	—	—
Contribution related to step-up in basis	—	(128,672)	—	—

Acquisition of minority interest:
Investment in real estate	—	—	—	577
Elimination of receivable	—	—	—	(125)

Cash paid to acquire the facilities	—	—	—	452

Reclassification of owners’ deficit to additional paid in capital	37,961	—	—	—
Accrual for transfer of deferred financing fee assumed at merger date	(2,547)	2,547	—	—
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	11,960	—	—	—
Items capitalized for funds yet to be disbursed	(427)	—	—	—
Accrual for offering costs (reclassified to shareholders equity)	(3,668)	3,668	—	—
Accrual for distributions	7,532	—	—	—
Grant of deferred share units and restricted shares to management executives and trustees	2,675	—	—	—

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION

U-Store-It Trust (“we” or the “Company”) was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (which entities and trusts are referred to herein as the “Amsdell Entities”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, generating gross proceeds of $460.0 million. The IPO resulted in net proceeds to the Company, after deducting underwriting discount and commission, financial advisory fees and expenses of the IPO, of approximately $425.0 million. As a result of the mergers, the IPO and the formation transactions, the Company owns the sole general partner interest in U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the IPO (the “Operating Partnership”), and approximately 97% of the aggregate partnership interests in the Operating Partnership at December 31, 2004. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a real estate investment trust (“REIT”), for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and its subsidiaries.

The financial statements covered in this report represent the results of operations and financial condition of Acquiport/Amsdell (the “Predecessor”) prior to the IPO and the formation transactions and of the Company after October 21, 2004. The Predecessor was not a legal entity but rather a combination of certain real estate entities and operations as described below. Concurrent with the consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships and limited liability companies of the Predecessor and other parties which held direct or indirect ownership interests in the properties (the “Participants”), completed certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Operating Partnership, (ii) acquire the management rights with respect to the Predecessor’s existing facilities and three facilities contributed by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise necessary capital for the Operating Partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities acquired by the Operating Partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and on four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the IPO; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities that were contributed to the Operating Partnership. These formation transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) in connection with the IPO.

The Predecessor was comprised of the following entities: the Operating Partnership (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC, and USI II, LLC (“USI II”). The Predecessor also included three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to the Operating Partnership in connection with the IPO. All intercompany balances and transactions are eliminated in

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

consolidation and combination. At December 31, 2004 and 2003, the Company and the Predecessor owned 201 and 155 self-storage facilities, respectively.

In connection with the IPO, Amsdell Partners, Inc., the prior corporate general partner of the Operating Partnership, and High Tide LLC, which previously owned substantially all of the limited partner interests in the Operating Partnership, merged with and into the Company, with the Participants receiving approximately 8.6 million common shares of the Company. Additionally, the Participants exchanged their interests in U-Store-It Mini Warehouse Co. (the prior manager of the self-storage facilities), for approximately $23.0 million. Concurrently with the purchase of U-Store-It Mini Warehouse Co., the Company contributed its ownership interest in U-Store-It Mini Warehouse Co. and its membership interests in YSI Management LLC to the Operating Partnership for units. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company were accounted for as mergers of entities under common control and accordingly, were recorded by the Company at the transferors’ historical cost basis. The purchase of the management company has been determined to not represent the purchase of a “business” for purposes of applying Financial Accounting Standards Board Statement (“FASB”) No. 141, “Business Combinations” and is recorded as a contract termination charge, net of assets and liabilities assumed of $0.8 million.

In May 2004, an entity (High Tide LLC) controlled by members of the Amsdell family acquired the only outside partnership interests in Acquiport I, which were held by partners that were not affiliated with the Amsdell family. High Tide LLC obtained an approximate $277.0 million loan from Acquiport I (the “High Tide Note”) to fund its purchase of approximately 71.8% of these partnership interests. As discussed in the following paragraph, this loan was funded with proceeds of the term loan. For financial statement purposes, the Acquiport I loan receivable from High Tide LLC was presented as a component of equity. In addition, Acquiport I applied push down accounting relating to this change in ownership, resulting in a step-up in basis of partnership assets of approximately $129.0 million, which is recorded to storage facilities. This step-up in basis was recorded in accordance with the Predecessor’s policy relating to purchase price allocations. The High Tide Note was settled upon completion of the Company’s IPO.

One of the partners’ limited partnership interests purchased by High Tide LLC was purchased from an institutional investment fund and the other was purchased from an entity controlled by an officer of Acquiport/Amsdell (Square Foot Companies, LLC, which owned a 0.61% interest in Acquiport I). Acquiport I provided funding for the acquisition to High Tide LLC utilizing proceeds of a $424.5 million term loan that Acquiport I obtained from an affiliate of Lehman Brothers. The remaining proceeds of this term loan were used to pay off Acquiport I’s revolving line of credit of approximately $142.0 million and to pay financing costs. The loan was repaid in full on October 27, 2004 with a portion of the proceeds from the IPO. As a result of this purchase, the Amsdell family ownership of Acquiport I increased from approximately 28% to 100%, leaving no unaffiliated partners.

Through the Operating Partnership, the Company owns and manages 201 storage facilities as of December 31, 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination—The accompanying consolidated financial statements include all of the accounts of the Company, the Operating Partnership and wholly owned subsidiaries. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company and the property interests contributed to the Operating Partnership by the Predecessor have been accounted for as a reorganization of entities under common control and accordingly were recorded at the Predecessor’s historical cost basis. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the period

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

prior to October 21, 2004 represent the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements. The real estate entities included in the accompanying consolidated and combined financial statements of the Predecessor have been consolidated and combined on the basis that, for the periods presented, such entities were under common management.

Operating Segment—The Company has one reportable operating segment; it owns, operates, develops, and manages storage facilities. The storage facilities are located in major metropolitan areas and have numerous tenants per facility. No single tenant represents 10% or more of our revenues. The facilities in Florida, Illinois and California provided 28.0%, 11.4% and 10.3%, respectively, of total revenues for the period from October 21, 2004 through December 31, 2004. The Company uses net operating income as a measure of operating performance at each of the facilities and for all of its facilities in the aggregate.

Storage Facilities—Storage facilities are recorded at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to forty years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

Upon acquisition of a facility, we have allocated the purchase price to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, building and improvements and estimates of depreciated replacement cost of equipment. In allocating the purchase price, the Company determines whether the acquisitions include intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above or below market lease intangibles. The Company also considers whether in-place, at market leases represent an intangible asset. Based on the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, to date no intangible asset for in-place, at market leases has been recorded. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent (less than one year).

We evaluate long-lived assets which are held for use for impairment when events and circumstances indicate that there may be an impairment. We compare the carrying value of these long-lived assets to the undiscounted future cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. No impairment charges have been recognized in the periods reported herein.

We consider long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell a facility (or group of facilities), (b) the facility is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such facilities, (c) an active program to locate a buyer and other actions required to complete the plan to sell the facility have been initiated, (d) the sale of the facility is probable and transfer of the asset is expected to be completed within in one year, (e) the facility is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these conditions or criteria are not satisfied until the actual closing of the transaction and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

During 2003, the Predecessor sold five of its storage facilities located throughout the United States. These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 8). It is our policy to allocate interest expense to facilities disposed of by sale based on the principal amount of the debt that will or could be paid off upon sale.

Restricted Cash—Restricted cash consists of cash deposits required for capital replacement, purchase deposits, and expense reserves in connection with the requirements of our loan agreements.

Loan Procurement Costs—Loan procurement costs related to borrowings consist of $8.4 million and $6.1 million at December 31, 2004 and 2003, respectively. These amounts are reported net of accumulated amortization of $0.8 million and $3.6 million as of December 31, 2004 and 2003, respectively. The costs are amortized over the life of the related debt using the interest method and reported as loan procurement amortization expense.

Other Assets—Other assets consist primarily of accounts receivable and prepaid expenses.

Environmental Costs—Our policy is to accrue remediation costs and other environmental expenses when it is probable that remediation and other similar activities will be required and the related costs can be reasonably estimated. All of our storage facilities have been the subject of independent Phase I environmental assessments and our policy is to have such assessments conducted on all new storage facility acquisitions. Although there can be no assurance that there is no environmental contamination at our facilities, management is not aware of any contamination at any of our facilities that individually or in the aggregate would be material to our business operations, or financial statements.

Revenue Recognition—Management has determined that all of our leases are operating leases. Rental income is received in accordance with the terms of the leases, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in rents received in advance in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in other assets.

Equity IPO Costs—Underwriting discount and commissions, financial advisory fees and IPO costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income—Other property related income consists primarily of late fees and administrative charges prior to October 27, 2004. Revenues from sales of storage supplies and other ancillary revenues and related costs were earned by U-Store-It Mini Warehouse Co. (the “Property Manager”) prior to October 27, 2004 and are not included in the operations of the Predecessor. Effective October 27, 2004, upon acquisition of the Property Manager, these ancillary revenues and costs are included in our operations, and YSI Management, LLC, a wholly owned subsidiary of the Operating Partnership, became the new property manager of the facilities.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

Derivative Financial Instruments—We carry all derivatives on the balance sheet at fair value. We determined the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments has been limited to cash flow hedges, of certain interest rate risks. At December 31, 2004, the Company had no outstanding derivative contracts.

Income Taxes—The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with its taxable year ended December 31, 2004. The Company has been organized and has operated in a manner that it believes has allowed it to qualify for taxation as a REIT under the Code commencing with the taxable year ended December 31, 2004, and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to our shareholders.

However, qualification and taxation as a REIT depends upon the Company’s ability to meet the various qualification tests imposed under the Code related to annual operating results, asset diversification, distribution levels and diversity of stock ownership. Accordingly, no assurance can be given that the Company will continue to be organized or continue to operate in a manner so as to remain qualified as a REIT. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax (including any applicable alternative minimum tax) on the Company’s taxable income at regular corporate tax rates.

The Company has elected to treat U-Store-It Mini Warehouse Co. as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. The Company has provided for $0.1 million of income taxes for the period from October 27, 2004 through December 31, 2004 and is included in “other” income, and a deferred tax asset of $0.1 million is included in other assets at December 31, 2004.

Each member of the Predecessor is treated as a partnership for federal and state income tax purposes, so the tax effects of the Predecessor’s operations are the responsibility of the partners and members of these entities. Accordingly, the Predecessor does not record any provision for income taxes in the consolidated and combined financial statements.

Earnings per Share—Earnings per share is calculated based on the weighted average number of shares of our common shares and deferred share units outstanding during the period. The assumed exercise of outstanding share options and the effect of the vesting of unvested restricted shares that has been granted or has been committed to be granted, all using the treasury stock method, are not dilutive for the period from October 21, 2004 through December 31, 2004.

Share Options—We apply the fair value method of accounting for the share options issued under our incentive award plan at the date of consummation of our IPO. Accordingly, compensation expense was recorded relating to such options.

Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications—Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements—In December, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123-R requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of operations. The Company early adopted SFAS No. 123-R and has included $2.5 million of compensation expense relating to outstanding deferred shares, restricted shares and options in its 2004 statement of operations.

3. STORAGE FACILITIES

The following summarizes the real estate assets of the Company and the Predecessor as of:

	The Company	The Predecessor
Description	December 31, 2004	December 31, 2003
	($ in thousands)
Land	$136,168	$51,449
Buildings and improvements	635,718	388,410
Equipment	79,742	55,322

Total	851,628	495,181
Less accumulated depreciation	(122,473)	(99,582)

Storage facilities—net	$729,155	$395,599

The carrying value of storage facilities has increased from December 31, 2003, primarily as a result of the application of push down accounting relating to the change in ownership of the Operating Partnership in May 2004, discussed in Note 1, and the acquisition of 46 storage facilities acquired at, or shortly after, the closing of the IPO.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

4. LOANS PAYABLE

A summary of outstanding indebtedness as of December 31, 2004 and 2003 is as follows ($ in thousands):

	The Company	The Predecessor
Description	December 31, 2004	December 31, 2003
The $90,000 loan from Lehman Brothers Holdings, Inc. (“Lehman Capital”) to YSI I LLC requires interest only payments until November 2005 and monthly debt service payments of $517 per month from November 2005 through May 2010. Interest is paid at the fixed rate of 5.19% through May 2010. The loan is collateralized by first mortgage liens against 21 storage facilities of YSI I LLC, which had a net book value of $96,529 at December 31, 2004.	$90,000	$—

The $90,000 loan from Lehman Capital to YSI II LLC requires interest only payments until November 2005 and monthly debt service payments of $524 per month from November 2005 through January 2011. Interest is paid at the fixed rate of 5.325% through January 2011. The loan is collateralized by first mortgage liens against 18 storage facilities of YSI II LLC, which had a net book value of $98,059 at December 31, 2004.	90,000	—

The $90,000 loan from Lehman Brothers Bank, FSB (“Lehman Brothers Bank”) to YSI III LLC, requires interest only payments until November 2005 and monthly debt service payments of $511 per month from November 2005 through November 2009. Interest is paid at the fixed rate of 5.085% through November 2009. The loan is collateralized by first mortgage liens against 26 storage facilities of YSI III LLC, which had a net book value of $130,152 at December 31, 2004.	90,000	—

The $70,000 loan from Lehman Capital to Acquiport III requires payments of $548 per month which includes interest payable monthly at 8.16% per annum through November 1, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date. After October 31, 2006, the loan requires interest at the greater of 13.16% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by November 1, 2025. The loan is collateralized by first mortgage liens against 41 storage facilities of Acquiport III, which had a net book value of $113,191, and restricted cash of $1,319 at December 31, 2004.	66,217	67,162

The $42,000 mortgage loan from Lehman Brothers Bank to USI II requires principal payments of $300 per month and interest at 7.13% per annum through December 11, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date. After December 10, 2006, the loan requires interest at the greater of 12.13% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by December 11, 2025. The loan is collateralized by first mortgage liens against all 10 storage facilities of USI II, which had a net book value of $41,239 at December 31, 2004.	39,878	40,564

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

	The Company	The Predecessor
Description	December 31, 2004	December 31, 2003
The other loans payable assumed in conjunction with the acquisition of facilities require interest payable monthly at fixed rates ranging from 7.71% to 8.43% per annum and a weighted average of 8.01% at December 31, 2004 and 7.38% to 8.43% per annum and a weighted average of 7.74% at December 31, 2003. These loans require monthly payments of principal and interest, are due from 2008 to 2009, contain covenants with respect to net worth and are collateralized by first mortgage liens against two facilities at December 31, 2004 with a net book value of $7,488.	4,401	9,648

The $180,000 unsecured revolving line of credit from First Union Securities, Inc. (“First Union”) to Acquiport I required interest only payments at the base rate (defined as the higher of prime rate and the Federal funds rate plus 0.5%) or the adjusted LIBOR rate as defined by the line of credit agreement as selected by the borrower from time to time. At December 31, 2003, the outstanding balance required interest at 3.57% pursuant to the LIBOR contract entered into under the terms of the credit agreement. This loan was paid in full on May 4, 2004.	—	142,462

The $6,183 mortgage loan from Wachovia to Lake Worth, FL required interest payable monthly at a variable rate of LIBOR plus 200 basis points. For time periods prior to August 16, 2004, the Company fixed the interest rate at 6.85% through an executed interest rate swap agreement. The loan was collateralized by a first mortgage lien against the facility, which had a net book value of $9,543, at December 31, 2003. This loan was paid off as part of the IPO and the Formation Transactions.	—	5,816

The $2,200 mortgage loan from Charter One Bank to Lakewood, OH required interest payable monthly at 2.50% plus the Current Index (defined as the weekly average yield on the United States Treasury Securities adjusted to a constant maturity of one year as made available by the Federal Reserve Board). The rate of interest changes every 12 months but shall never exceeded 13.00% per annum or be less than 7.00% per annum. The loan required monthly payments for principal and interest. The loan was collateralized by a first mortgage lien against the property, which had a net book value of $1,120, at December 31, 2003. Interest at December 31, 2003 was 7.00%. This loan was paid off as part of the IPO and the Formation Transactions.	—	2,033

The $2,000 construction loan from Wachovia to Lake Worth, FL required interest payable monthly at LIBOR. The terms of the construction loan required completion within 24 months of the loan agreement at which time the loan converted to a permanent loan. Interest only payments were required through the construction phase. Conversion to a permanent loan was effective on December 20, 2003 with a maturity date of December 19, 2004. At December 31, 2003, the outstanding balance required monthly payments of principal and interest at 3.15% per annum, and the loan was collateralized by a second mortgage lien against the facility, which had a net book value of $9,543 at December 31, 2003. This loan was paid off as part of the IPO and the Formation Transactions.	—	2,000

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

	The Company	The Predecessor
Description	December 31, 2004	December 31, 2003

The $1,287 mortgage loan from First Security—State to Acquiport I required interest only payments payable monthly at a fixed rate of 9.35% per annum through April 1, 2006. The loan was collateralized by a first mortgage lien against one storage facility which had a net book value of $1,412 at December 31, 2003. This loan was paid off as part of the IPO and the Formation Transactions.	—	1,153

The Vero Beach I, FL facility participated with other non-combined entities in a $10,000 revolving credit facility with Huntington National Bank. Interest was payable monthly at 2.50% per annum plus the thirty day LIBOR rate. The credit facility had a maturity date of December 12, 2006. The amount of allocated debt associated with specific draws related to the Vero Beach I, FL facility was $733. A first mortgage lien against the storage facility had been pledged as collateral for the credit facility, which had a net book value of $918 at December 31, 2003. Interest at December 31, 2003 was 3.71%. This loan was paid off as part of the IPO and the Formation Transactions.	—	733

The Operating Partnership has a $150,000 secured revolving credit facility with a group of banks led by Lehman Brothers, Inc. and Wachovia Capital Markets, LLC. The credit facility bears interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on our leverage ratio. No amounts were outstanding under this facility at December 31, 2004. This credit facility is scheduled to mature in October 2007, with an option to extend the term for one year at the Company’s option.	—	—

In April 2004, Acquiport I entered into a loan agreement with Lehman Brothers Bank for $424,500. A portion of the proceeds was used to pay off the $180,000 unsecured revolving line of credit from First Union. The remaining proceeds were used to pay costs and expenses incurred in connection with the closing of the loan, including, without limitation, loaning a portion of the proceeds to High Tide LLC pursuant to the High Tide Note (Note 1), or for other general corporate purposes. The loan required an initial escrow deposit of $610 for taxes, insurance and to establish a replacement reserve. This loan was paid off as part of the IPO and the Formation Transactions.	—	—

Total	$380,496	$271,571

The annual principal payment requirements on the loans payable as of December 31, 2004 are ($ in thousands):

Year	Amount
2005	$2,352
2006	109,037
2007	5,079
2008	7,641
2009	90,159
2010 and Thereafter	166,228

Total	$380,496

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

5. MINORITY INTERESTS

Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at December 31, 2004, amounted to approximately 2.9%. In conjunction with the formation of the Company, certain former owners contributed properties to the Operating Partnership and received units in the Operating Partnership (“Units”) concurrently with the closing of the IPO. Limited partners who acquired Units in the Formation Transactions have the right, beginning on October 27, 2005, to require the Operating Partnership to redeem part or all of their Units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the Units would have been redeemed if the Company had assumed and satisfied the Operating Partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the Operating Partnership was allocated to minority interests. Pursuant to three contribution agreements, entities owned by the Company’s Chief Executive Officer and one of its trustees received an aggregate of 1,129,515 Units for three properties with a net historical basis of $0.5 million.

6. RELATED PARTY TRANSACTIONS

As of December 31, 2004, the Company had entered into option agreements with Rising Tide Development, LLC (“Rising Tide Development”), a company owned and controlled by Robert J. Amsdell, the Company’s Chairman and Chief Executive Officer, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting of 14 facilities owned by Rising Tide Development and four facilities which Rising Tide Development has the right to acquire from unaffiliated third parties. The option agreements become exercisable with respect to each particular self-storage facility if and when that facility achieves an occupancy level of 85% at the end of the month for three consecutive months. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s board of trustees. Refer to Note 15 relating to the exercise of the option to purchase three of these facilities subsequent to December 31, 2004.

The Predecessor’s self-storage facilities were operated by the Property Manager, which was affiliated through common ownership with Amsdell Partners, Inc., High Tide Limited Partnership, and Amsdell Holdings I, Inc. Pursuant to the relevant property management agreements, Acquiport I and Acquiport III paid the Property Manager monthly management fees of 5.35% of monthly gross rents (as defined in the related management agreements); USI paid the Property Manager a monthly management fee of 5.35% of USI’s monthly effective gross income (as defined); and the owners of the Lake Worth, FL, Lakewood, OH, and Vero Beach I, FL facilities paid the Property Manager monthly management fees of 6% of monthly gross receipts through October 21, 2004, and 5.35% thereafter (as defined). Effective October 27, 2004 upon acquisition of the Property Manager, management fees relating to our wholly-owned subsidiaries are eliminated in consolidation. Effective October 27, 2004, YSI Management LLC, a wholly owned subsidiary of the Operating Partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $71,000 for the period October 21, 2004 through December 31, 2004. Accounts receivable from Rising Tide Development at December 31, 2004 was approximately $271,000.

During 2003, the Predecessor purchased two storage facilities from an affiliated entity for $5.7 million.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

The Company engages, and the Predecessor engaged, Amsdell Construction, a company owned by Robert J. Amsdell, the Company’s Chief Executive Officer and Barry L. Amsdell, a trustee of the Company to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction for the period from October 21, 2004 through December 31, 2004 was approximately $0.5 million. The total amount of payments incurred by the Predecessor to Amsdell Construction for the period from January 1, 2004 through October 20, 2004 and the years ended December 31, 2003 and 2002 were $2.2 million, $2.6 million, and $6.1 million, respectively.

The Company’s principal office, which is located in Cleveland, Ohio and is approximately 19,000 square feet, is leased from a partnership owned by Robert J. Amsdell and Barry L. Amsdell. The total amount of lease payments incurred under this lease by the Company for the period from October 21, 2004 through December 31, 2004 was approximately $40,000. Effective January 1, 2005 this lease agreement was modified and replaced with a new lease agreement dated March 29, 2005 (see Note 15).

Total future minimum rental payments under the new related party lease agreement as of December 31, 2004 are as follows:

($ in thousands)
Related Party Amount
2005	$262
2006	308
2007	324
2008	324
2009	339
2010 and Thereafter	1,802

Total	$3,359

The Company charters an aircraft from Aqua Sun Investments, LLC, a company owned by Robert J. Amsdell and Barry L. Amsdell. The Company is under contract to reimburse Aqua Sun Investments, LLC at the rate of $1,250 for each hour of use of the aircraft and the payment of actual expenses associated with the use of the aircraft. The total amount incurred for such aircraft charters by the Company for the period from October 21, 2004 through December 31, 2004 was approximately $74,000.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities who acquired common shares or operating partnership units in the IPO transactions received registration rights. Beginning as early as October 27, 2005, they will be entitled to require us to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.

Todd C. Amsdell, our Chief Operating Officer, earned approximately $0.2 million of a bonus for the period October 21, 2004 through December 31, 2004, in addition to the deferred share units earned and valued at $1.0 million, discussed in Note 11.

Additional related party disclosures are discussed in Notes 1, 5, 9, 11 and 15.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash, accounts receivable, and accounts payable approximates their respective book values at December 31, 2004 and 2003. The Company has fixed interest rate loans with a carrying value of $380.5 million at December 31, 2004 and fixed and variable rate loans with a carrying value of $271.9 million at December 31, 2003. The estimated fair value of these fixed and variable rate loans were $378.6 million and $279.2 million at December 31, 2004 and 2003, respectively. This estimate is based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2004 and 2003.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

8. DISCONTINUED OPERATIONS

During the year ended December 31, 2003, the Predecessor sold five storage facilities for net proceeds of $8.1 million. In accordance with the terms of the Defeasance Agreements, approximately $1.4 million of the net proceeds related to the sale of the Indio Property storage facility was placed in a restricted cash account.

The results of operations of the storage facilities through the sale date have been presented in the following table. Interest expense and related amortization of loan procurement costs have been attributed to the sold storage facilities as applicable based upon the transaction and included in discontinued operations.

The results of operations of the five storage facilities sold in 2003 were as follows:

	Year ended December 31,
Description	2003	2002
	($ in thousands)
Revenues	$1,015	$1,199
Property operating expenses	(399)	(440)
Depreciation	(207)	(201)
Management fees to related party	(52)	(64)
Interest expense	(186)	(182)

Income from operations	171	312
Gain on sale of storage facilities	3,329	—

Income from discontinued operations	$3,500	$312

9. COMMITMENTS AND CONTINGENCIES

The Company has capital lease obligations for security camera systems with a cost of $2.6 million. These systems are included in equipment in the accompanying balance sheet and are being depreciated over five years.

Future minimum lease payments at December 31, 2004 are:

Amount
($ in thousands)
2005	$115
2006	49
2007	22

Total future minimum lease payments	186
Less—imputed interest at 8%	30

Present value of lease payments	$156

The Company currently owns six storage facilities that are subject to ground leases. The Company recorded rent expense of $24 for the period from October 21, 2004 through December 31, 2004. The Predecessor recorded rent expense of $76 for the period from January 1, 2004 through October 20, 2004. The Predecessor also recorded rent expense of $46 and $73 related to these leases in the years ended December 31, 2003 and 2002, respectively, all of which related to minimum lease payments.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

Total future minimum rental payments under noncancelable ground leases and a related party office lease in effect as of December 31, 2004 are as follows:

	Third Party Amount	Related Party Amount
	($ in thousands)
2005	$169	$262
2006	152	308
2007	146	324
2008	76	324
2009	50	339
2010 and Thereafter	244	1,802

Total	$837	$3,359

Each of the Company and the Predecessor has been named as a defendant in a number of lawsuits in the ordinary course of business. In most instances, these claims are covered by the Company’s liability insurance coverage. Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

10. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

In the normal course of its business, the Company encounters economic risks. There are three main components of economic risk: interest rate risk, credit risk and market risk. The Company is subject to interest rate risk on its interest-bearing liabilities. Credit risk is the risk of inability or unwillingness of tenants to make required rent and other payments. Market risk is the risk of declines in the value of properties due to changes in rental rates, occupancy, interest rates or other market factors affecting the valuation of properties held by the Company.

Interest rate swaps are used to reduce the portion of total debt that is subject to variable interest rates. An interest rate swap requires the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and entitles the Company to receive in return an amount equal to a variable rate of interest times the same notional amount. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into contracts of this nature with major financial institutions to minimize counterparty credit risk.

The Predecessor had an interest rate swap that was undesignated and did not qualify for hedge accounting treatment; therefore, the swap was recorded at fair value and the related gains or losses were recorded in the statement of operations. The notional amount outstanding for the swap was approximately $5.8 million at December 31, 2003. The approximate fair value of the swap was a liability of $0.1 million at December 31, 2003, and is included in accounts payable and accrued expenses in the consolidated and combined balance sheets. The amount recognized as a reduction to interest expense due to changes in fair value was approximately $0.1 million and $0.2 million during the years ended December 31, 2004 and 2003, respectively. The swap matured on August 16, 2004.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

11. SHARE-BASED EMPLOYEE COMPENSATION PLANS

On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified executive officers, trustees and key-employees and other persons and to motivate such officers, trustees, key-employees and other persons to serve the Company and its affiliates to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the Plan provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights and cash awards. Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals. Share options granted under the Plan may be non-qualified share options or incentive share options.

The Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plan and determines the terms and provisions of option grants and share awards. A total of 3,000,000 common shares are reserved for issuance under the Plan. The maximum number of common shares subject to options, share appreciation rights, or time-vested restricted shares that can be awarded under the Plan to any person is 500,000 per calendar year. The maximum number or common shares that can be awarded under the Plan other than pursuant to an option, share appreciation rights or time-vested restricted shares that can be awarded to any person is 250,000 per calendar year. To the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards become available for future grants under the Plan, unless the Plan has been terminated.

Under the Plan, the Compensation Committee determines the vesting schedule of each share award and option. Members of the Board of Trustees have been granted restricted share awards pursuant to the Plan as payment of their board fees. In each case, the number of restricted shares granted to trustees was equal to the dollar value of the fee divided by the fair market value of a common share on the date the fee would have been paid. Concurrently with the closing of the IPO, the Company also granted options under the Plan to certain of its employees and executive officers to purchase an aggregate of 950,000 common shares. The options granted to executive officers vest ratably over a three year period, one-third per year on each of the first three anniversaries of the grant date. The options granted to other employees of the Company vest evenly over a three year period, one-third per year on each of the third, fourth and fifth anniversaries of the grant date. The exercise price for options is equivalent to the fair market value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

The fair value for options granted in 2004, was estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2004
Risk-free interest rate	4.38%
Expected dividend yield	7.0%
Volatility	26.25%
Weighted average expected life of the options	10 years
Weighted average fair value of options granted	$1.90

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

In 2004, the Company recognized compensation expense related to deferred shares, restricted shares and options issued to employees and trustees of $2.5 million. Included in the compensation expense is approximately $2.4 million which represent the fair value of the deferred shares granted of 146,875 at $16.00 per deferred share to certain members of the Company’s management team at consummation of the IPO. These shares did not have any vesting or forfeiture requirements.

The table below summarizes the option activity under Plan for the period from October 21, 2004 through December 31, 2004:

	Common Shares Subject to Options	Weighted Average Exercise Price Per Option
Options granted	950,000	$16.00
Options canceled	11,500	$16.00
Options exercised	—	—
Balance at December 31, 2004	938,500	$16.00

The following table summarizes information regarding options outstanding at December 31, 2004:

	Options Outstanding			Options Not Exercisable
Exercise Prices	Options	Weighted- Average remaining Contractual life In years	Weighted average exercise price	Options	Weighted average exercise price
$16.00	500,000	2.8	$16.00	500,000	$16.00
$16.00	438,500	4.8	$16.00	438,500	$16.00

Restricted Shares

During 2004, there were an aggregate of 20,315 restricted shares granted to our trustees. The restricted shares were granted on October 27, 2004 and were valued at a price of $16.00 per share. The value of the restricted shares is recognized as compensation expense over the vesting or service period.

12. EARNINGS PER SHARE AND SHAREHOLDER’S EQUITY

The following is a summary of the elements used in calculating basic and diluted earnings per share ($ in thousands except per share amounts):

For the Period October 21, 2004 through December 31, 2004
Net loss attributable to common shares	$(29,898)
Weighted average common shares outstanding—basic	37,477,920
Potentially dilutive common shares(1):
Share options	—
Restricted shares	—
Adjusted weighted average common shares outstanding—diluted	37,477,920
Net loss per share—basic and diluted	$(0.80)

(1)	For the period October 21, 2004 through December 31, 2004 the potentially dilutive shares of 65,748 were not included in the earnings per share calculation as their effect is antidilutive.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

The Units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. A Unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis beginning on October 27, 2005. Outstanding minority interest Units in the Operating Partnership were 1,129,515 as of December 31, 2004. There were 37,345,162 common shares outstanding as of December 31, 2004. The outstanding common shares as of December 31, 2004, exclude 146,875 of deferred shares granted to certain members of the Company’s management team (Note 11) which are treated as outstanding basic shares for computational purposes of earnings per share.

On November 16, 2004, the board of trustees declared a distribution to common shareholders of record and the Operating Partnership declared a distribution to unitholders of record, in each case as of January 10, 2005, of $0.2009 per common share and Unit, for the period commencing upon completion of the IPO and ending December 31, 2004. This distribution was paid on January 24, 2005. This initial pro-rated distribution was based on a distribution of $0.28 per share for a full quarter.

Concurrently with the closing of the IPO, the Company granted Steven G. Osgood, Todd C. Amsdell and Tedd D. Towsley options to purchase 200,000 shares, 200,000 shares and 100,000 shares, respectively. The options have an exercise price equal to the market value of the underlying common shares on the date of the grant ($16.00), and they become exercisable in three equal annual installments on October 27, 2005, 2006 and 2007.

Share-based compensation cost of $0.1 million has been recorded for options outstanding for the period October 21, 2004 through December 31, 2004, using the fair value of the options calculated using the Black-Scholes method.

13. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

In May 2004, the Predecessor entered into a $424.5 million term loan agreement in order to acquire the outside partnership interests in Acquiport I, which were held by partners that were not affiliated with the Amsdell family, and to pay down the amounts outstanding under Acquiport I’s revolving credit facility of approximately $142.0 million and to pay related financing costs. The $424.5 million term loan and the acquisition of the outside partnership interests in Acquiport I are discussed in Note 1 above. This loan was paid off upon completion of the IPO.

Concurrently with, or shortly after, completion of the IPO, the Company completed the acquisition of 46 self-storage facilities:

•	Metro Storage LLC. On October 27, 2004, we acquired the Metro Storage portfolio from Metro Storage LLC for a purchase price of $184.0 million. The portfolio consists of 42 self-storage facilities located in five states, Illinois, Indiana, Florida, Ohio and Wisconsin.

•	Devon Facilities. On October 28, 2004, we acquired two self-storage facilities, one located in Bradenton, FL and one in West Palm Beach, FL, from Devon/Bradenton, L.P. and Devon/West Palm, L.P., respectively, for a total purchase price of $18.2 million.

•	Self-Storage Zone Facility. On November 1, 2004, we acquired one self-storage facility, located in California, MD, from Bay Media Network Limited Partnership for a purchase price of approximately $5.7 million.

•	Federal Self-Storage Facility. On November 1, 2004, we acquired one self-storage facility, located in Dania Beach, FL, from Federal Self Storage for a purchase price of approximately $13.9 million.

The unaudited pro forma information included below is presented as if the acquisition of the 46 facilities discussed above, the IPO transactions and related financing transactions, and the pay-off of the $424.5 million term loan had all occurred as of the first day of the periods presented.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

The pro forma information excludes $2.5 million of compensation expense related to the IPO, $7.0 million of losses on early extinguishment of debt, $4.5 million of loan procurement amortization expense, $22.2 million for the costs incurred to acquire U-Store-It Mini Warehouse Co., a reduction of $11.4 million of interest expense related to the buyout of former partners, an increase in $11.7 for additional interest expense and loan amortization expense as the result of the incurrence of new senior mortgage debt and the payoff of other related debt, all of which were incurred during the year ended December 31, 2004. Additionally, we have included an estimate for annualized general and administrative expenses primarily relating to executive employment agreements and other costs as a result of being a public company. The pro forma information is based on the assumption that the Company’s common shares and loans payable had been outstanding as of the beginning of the period presented.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2004 and 2003 based on the assumptions described above ($ in thousands, except per share data):

	2004	2003
	(unaudited)
Pro forma revenues	$117,371	$108,181
Pro forma net income	$6,236	$6,363
Pro forma earnings per common share—basic	$0.17	$0.17
Pro forma earnings per common share—diluted	$0.17	$0.17

14. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly information for the Company and the Predecessor for years ended December 31, 2004 and 2003:

	Consolidated and Combined Quarter Ended
Year	March 31,	June 30,	September 30,	December 31,(1)	Year Ended December 31,
	($ in thousands, except per share data)
2004
Revenues	$20,524	$21,207	$22,281	$27,596	$91,608
Income (loss) before minority interests	3,084	(1,223)	(2,271)	(32,835)	(33,245)
Net income (loss)	3,084	(1,223)	(2,271)	(31,937)	(32,347)
Net loss per share—basic and diluted	—	—	—	(0.80)	(0.80)
2003
Revenues	$19,391	$19,904	$20,681	$20,838	$80,814
Gain on sale of storage facilities	—	293	1,288	1,748	3,329
Net income	2,135	3,909	4,918	5,270	16,232

(1)	The three months ended December 31, 2004 represents consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from October 1, 2004 to October 20, 2004. The operating results for the quarter ended December 31, 2004 are not comparable to future expected operating results of the Company since they include various IPO-related charges.

15. SUBSEQUENT EVENTS

The Company completed the following acquisitions subsequent to December 31, 2004:

•

Acquisition of Option Facility.    On January 5, 2005, the Company exercised its option to purchase the San Bernardino VII, CA facility from Rising Tide Development (a related party—see Note 6) for the purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

mortgage indebtedness secured by the facility) and $3.5 million payable in units in the Operating Partnership. The facility contains approximately 83,000 rentable square feet and was 84.9% occupied as of December 31, 2004.

•	Acquisition of Self-Storage Zone Facility. On January 14, 2005, the Company acquired one self-storage facility from Airpark Storage LLC in Gaithersburg, Maryland for the purchase price of $10.7 million, consisting of $4.3 million cash and $6.4 million of indebtedness. The facility contains approximately 87,000 rentable square feet.

•	Acquisition of Ford Storage Facilities. On March 1, 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million. These facilities contain an aggregate of approximately 237,000 rentable square feet.

•	Acquisition of A-1 Self-Storage Facilities. On March 15, 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of $21.7 million in cash. These facilities contain an aggregate of approximately 193,000 rentable square feet. The Company plans to operate two of these facilities as one facility.

•	Acquisition of Option Facilities. On March 18, 2005, the Company exercised its option to purchase the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party—see Note 6) for the purchase price of $11.8 million, consisting of $6.7 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.1 million in units of the Operating Partnership. The facilities contain approximately 129,000 rentable square feet and were 90.1% and 90.3% occupied as of December 31, 2004.

In addition, the Company has entered into definitive agreements to acquire an additional 89 self-storage facilities, as discussed below, for a total purchase price of $272.3 million.

The acquisitions are comprised of the following unrelated transactions:

•	The Company has agreed to acquire 67 self-storage facilities from various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. for an aggregate purchase price of approximately $217.0 million. The facilities total approximately 3.6 million rentable square feet and are located in Arizona, California, Colorado, New Mexico, Tennessee, Texas and Utah. The transaction also includes the purchase of four office parks and one mobile home park. The purchase price includes the assumption of up to $118.0 million of indebtedness by our Operating Partnership upon closing and the issuance of approximately $63.0 million payable in Units in our Operating Partnership, with the balance to be paid in cash.

•	The Company entered into a contract to acquire 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate price of $34.0 million, The facilities total approximately 863,000 rentable square feet and are located in Ohio and New York.

•	The Company has entered into an agreement to purchase one self-storage facility from A-1 Self Storage for $6.4 million. The facility totals approximately 48,000 rentable square feet and is located in New York.

•	The Company has also entered into two separate agreements to acquire three facilities from two parties for an aggregate purchase price of $14.9 million. The facilities total approximately 200,000 rentable square feet and are located in Texas (2 properties) and Florida (1 property).

The Company expects these acquisitions to close on or before June 30, 2005. The closings of the transactions are contingent upon the satisfaction of certain customary conditions. There are no assurances that the conditions will be met or that the transactions will be consummated.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

On March 29, 2005, the Company entered into an office lease agreement with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell, for office space of approximately 18,000 square feet at The Parkview Building, an approximately 40,000 square foot multi-tenant office building located at 6745 Engle Road, plus approximately 4,000 square feet of an approximately 18,000 square foot office building located at 6751 Engle Road, which are both part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio. Airport Executive Park is owned by Amsdell and Amsdell. The lease is effective as of January 1, 2005 and has a ten-year term, with one five-year extension option exercisable by us. The aggregate amount of rent payable under this lease in 2005 will be approximately $260,000.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

DECEMBER 31, 2004

(Dollars in thousands)

			Initial Cost			Gross Carrying Amount at December 31, 2004
Description	Encum- brances		Land	Building and Improve- ments	Costs Sub- sequent to Acqui- sition	Land	Building and Improve- ments	Total	Accum- ulated Deprecia- tion (G)	Year Acquired/ Developed
Mobile I, AL	(F	)	$149	$1,429	$744	$225	$2,097	$2,322	$635	1997
Mobile II, AL	(F	)	226	2,524	729	301	3,178	3,479	929	1997
Mobile III, AL	(A	)	167	1,849	459	237	2,238	2,475	603	1998
Glendale, AZ	(A	)	201	2,265	1,038	418	3,086	3,504	719	1998
Scottsdale, AZ	(A	)	443	4,879	2,040	883	6,479	7,362	1,486	1998
Tucson I, AZ	(A	)	188	2,078	947	384	2,829	3,213	658	1998
Tucson II, AZ	(A	)	188	2,078	1,021	391	2,896	3,287	655	1998
Apple Valley I, CA	(D	)	140	1,570	1,590	476	2,824	3,300	599	1997
Apple Valley II, CA	(F	)	160	1,787	1,331	431	2,847	3,278	656	1997
Bloomington I, CA	(F	)	42	463	434	100	839	939	214	1997
Bloomington II, CA	(F	)	54	604	443	144	957	1,101	211	1997
Fallbrook, CA	(C	)	133	1,492	1,527	432	2,720	3,152	539	1997
Hemet, CA	(D	)	125	1,396	1,375	417	2,479	2,896	510	1997
Highland, CA	(D	)	215	2,407	1,998	582	4,038	4,620	894	1997
Lancaster, CA	(F	)	390	2,247	780	556	2,861	3,417	382	2001
Ontario, CA	(A	)	292	3,289	1,926	688	4,819	5,507	1,026	1998
Redlands, CA	(C	)	196	2,192	1,228	449	3,167	3,616	806	1997
Rialto, CA	(A	)	277	3,098	1,865	672	4,568	5,240	1,095	1997
Riverside I, CA	(F	)	42	465	552	141	918	1,059	207	1997
Riverside II, CA	(F	)	42	423	379	114	730	844	163	1997
Riverside III, CA	(A	)	91	1,035	1,089	310	1,905	2,215	395	1998
San Bernardino I, CA	(F	)	67	748	867	217	1,465	1,682	297	1997
San Bernardino II, CA	(C	)	152	1,704	1,424	450	2,830	3,280	607	1997
San Bernardino III, CA	(F	)	51	572	976	182	1,417	1,599	261	1997
San Bernardino IV, CA	(C	)	152	1,695	1,397	444	2,800	3,244	601	1997
San Bernardino V, CA	(F	)	112	1,251	949	306	2,006	2,312	463	1997
San Bernardino VI, CA	(F	)	98	1,093	802	242	1,751	1,993	421	1997
Sun City, CA	(A	)	140	1,579	930	324	2,325	2,649	522	1998
Temecula I, CA	(A	)	184	2,038	1,241	435	3,028	3,463	654	1998
Temecula II, CA	(F	)	476	2,697	6	476	2,703	3,179	155	2003
Vista, CA	(D	)	711	4,076	1,899	1,118	5,568	6,686	636	2001
Yucaipa, CA	(C	)	198	2,221	1,583	525	3,477	4,002	798	1997
Bloomfield, CT	(A	)	78	880	2,181	360	2,779	3,139	443	1997
Branford, CT	(A	)	217	2,433	1,417	504	3,563	4,067	1,059	1995
Enfield, CT	(D	)	424	2,424	265	473	2,640	3,113	609	2001
Gales Ferry, CT	(A	)	240	2,697	1,277	489	3,725	4,214	971	1995
Manchester, CT	(D	)	540	3,096	208	563	3,281	3,844	598	2002
Milford, CT	(B	)	87	1,050	1,024	274	1,887	2,161	427	1994
Mystic, CT	(B	)	136	1,645	1,678	410	3,049	3,459	662	1994
South Windsor, CT	(B	)	90	1,127	950	272	1,895	2,167	368	1994

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

			Initial Cost			Gross Carrying Amount at December 31, 2004
Description	Encum- brances		Land	Building and Improve- ments	Costs Sub- sequent to Acqui- sition	Land	Building and Improve- ments	Total	Accum- ulated Deprecia- tion (G)	Year Acquired/ Developed
Boca Raton, FL	(C	)	529	3,054	1,369	812	4,140	4,952	724	2001
Boynton Beach, FL	(F	)	667	3,796	1,466	958	4,971	5,929	914	2001
Bradenton, FL	(F	)	1,931	5,561	3	1,931	5,564	7,495	48	2004
Bradenton, FL	(F	)	1,180	3,324	8	1,180	3,332	4,512	28	2004
Cape Coral, FL	(C	)	472	2,769	2,159	830	4,570	5,400	887	2000
Dania, FL	(F	)	205	2,068	1,442	481	3,234	3,715	834	1994
Dania Beach, FL	(F	)	3,584	10,324	3	3,584	10,327	13,911	88	2004
Davie, FL	(D	)	1,268	7,183	525	1,373	7,603	8,976	1,074	2001
Deerfield Beach, FL	(F	)	946	2,999	1,746	1,311	4,380	5,691	525	1998
DeLand, FL	(A	)	113	1,258	848	286	1,933	2,219	413	1998
Delray Beach, FL	(F	)	798	4,539	485	883	4,939	5,822	1,069	2001
Fernandina Beach, FL	(A	)	189	2,111	3,463	523	5,240	5,763	1,149	1996
Ft. Lauderdale, FL	(D	)	937	3,646	2,126	1,384	5,325	6,709	681	1999
Ft. Myers, FL	(F	)	303	3,329	236	328	3,540	3,868	901	1998
Lake Worth, FL	(C	)	183	6,597	4,785	183	11,382	11,565	2,539	1998
Lakeland I, FL	(F	)	81	896	882	256	1,603	1,859	447	1994
Lakeland II, FL	(F	)	49	551	409	103	906	1,009	248	1996
Leesburg, FL	(A	)	96	1,079	705	214	1,666	1,880	410	1997
Lutz, FL	(F	)	992	2,868	4	992	2,872	3,864	25	2004
Lutz, FL	(F	)	901	2,478	7	901	2,485	3,386	21	2004
Margate I, FL	(F	)	161	1,763	1,318	399	2,843	3,242	563	1994
Margate II, FL	(A	)	132	1,473	1,747	383	2,969	3,352	666	1996
Merrit Island, FL	(F	)	716	2,983	373	796	3,276	4,072	422	2000
Miami I, FL	(D	)	179	1,999	1,513	484	3,207	3,691	705	1995
Miami II, FL	(F	)	188	2,052	567	286	2,521	2,807	628	1994
Miami III, FL	(F	)	253	2,544	1,520	561	3,756	4,317	1,008	1994
Miami IV, FL	(F	)	193	2,174	1,640	516	3,491	4,007	834	1995
Miami V, FL	(A	)	193	2,165	1,085	364	3,079	3,443	858	1995
Naples I, FL	(F	)	90	1,010	2,231	270	3,061	3,331	592	1996
Naples II, FL	(F	)	148	1,652	4,288	558	5,530	6,088	1,035	1997
Naples III, FL	(F	)	139	1,561	3,483	598	4,585	5,183	1,177	1997
Ocala, FL	(F	)	55	558	548	155	1,006	1,161	259	1994
Orange City, FL	(F	)	1,191	3,209	3	1,191	3,212	4,403	27	2004
Orlando, FL	(A	)	187	2,088	423	240	2,458	2,698	755	1997
Pembroke Pines, FL	(D	)	337	3,772	2,897	953	6,053	7,006	1,336	1997
Royal Palm Beach, FL	(C	)	205	2,148	2,745	741	4,357	5,098	1,379	1994
Sarasota, FL	(F	)	333	3,656	989	529	4,449	4,978	1,017	1998
St. Augustine, FL	(A	)	135	1,515	3,165	383	4,432	4,815	949	1996
Stuart I, FL	(A	)	154	1,726	1,060	319	2,621	2,940	673	1997
Stuart II, FL	(F	)	324	3,625	2,651	685	5,915	6,600	1,365	1997
Naples IV, FL	(A	)	262	2,980	721	407	3,556	3,963	955	1998
Tampa I, FL	(F	)	124	1,252	543	220	1,699	1,919	536	1994
Tampa II, FL	(F	)	330	1,887	410	330	2,297	2,627	436	2001
Vero Beach I, FL	(F	)	71	774	223	171	897	1,068	178	1997
Vero Beach II, FL	(F	)	88	1,009	227	88	1,236	1,324	363	1998
West Palm Beach, FL	2,542		719	3,420	1,367	835	4,671	5,506	964	2001
West Palm Beach, FL	(F	)	2,129	8,671	8	2,129	8,679	10,808	86	2004
Alpharetta, GA	(C	)	806	4,720	745	967	5,304	6,271	1,082	2001

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

			Initial Cost			Gross Carrying Amount at December 31, 2004
Description	Encum- brances		Land	Building and Improve- ments	Costs Sub- sequent to Acqui- sition	Land	Building and Improve- ments	Total	Accum- ulated Deprecia- tion (G)	Year Acquired/ Developed
Decatur, GA	(A	)	616	6,776	328	616	7,104	7,720	2,080	1998
Norcross, GA	(D	)	514	2,930	590	632	3,402	4,034	541	2001
Peachtree City, GA	1,859		435	2,532	460	529	2,898	3,427	482	2001
Smyrna, GA	(C	)	750	4,271	42	750	4,313	5,063	870	2001
Addison, IL	(E	)	428	3,531	6	428	3,537	3,965	30	2004
Aurora, IL	(F	)	644	3,652	3	644	3,655	4,299	31	2004
Bartlett, IL	(F	)	1,126	2,197	3	1,126	2,200	3,326	19	2004
Bartlett, IL	(F	)	931	2,493	6	931	2,499	3,430	21	2004
Bellwood, IL	(F	)	1,012	5,768	443	1,012	6,211	7,223	1,144	2001
Des Plaines, IL	(E	)	1,564	4,327	5	1,564	4,332	5,896	37	2004
Elk Grove Village, IL	(E	)	1,446	3,535	3	1,446	3,538	4,984	30	2004
Glenview, IL	(E	)	3,740	10,367	2	3,740	10,369	14,109	89	2004
Gurnee, IL	(E	)	1,521	5,440	2	1,521	5,442	6,963	47	2004
Harvey, IL	(E	)	869	3,635	6	869	3,641	4,510	31	2004
Joliet, IL	(E	)	547	4,704	2	547	4,706	5,253	40	2004
Lake Zurich, IL	(E	)	2,102	2,187	2	2,102	2,189	4,291	19	2004
Lombard, IL	(E	)	1,305	3,938	3	1,305	3,941	5,246	34	2004
Mount Prospect, IL	(E	)	1,701	3,114	4	1,701	3,118	4,819	27	2004
Mundelein, IL	(E	)	1,498	2,782	2	1,498	2,784	4,282	24	2004
North Chicago, IL	(E	)	1,073	3,006	2	1,073	3,008	4,081	26	2004
Plainfield, IL	(F	)	1,770	1,715	2	1,770	1,717	3,487	15	2004
Schaumburg, IL	(F	)	538	645	2	538	647	1,185	6	2004
Streamwood, IL	(F	)	1,447	1,662	2	1,447	1,664	3,111	14	2004
Waukegan, IL	(E	)	1,198	4,363	2	1,198	4,365	5,563	37	2004
West Chicago, IL	(F	)	1,071	2,249	2	1,071	2,251	3,322	19	2004
Westmont, IL	(E	)	1,155	3,873	1	1,155	3,874	5,029	33	2004
Wheeling, IL	(F	)	857	3,213	2	857	3,215	4,072	28	2004
Wheeling, IL	(E	)	793	3,816	2	793	3,818	4,611	33	2004
Woodridge, IL	(E	)	943	3,397	2	943	3,399	4,342	29	2004
Indianapolis, IN	(E	)	1,229	2,834	3	1,229	2,837	4,066	24	2004
Indianapolis, IN	(F	)	641	3,154	2	641	3,156	3,797	27	2004
Indianapolis, IN	(E	)	2,138	3,633	2	2,138	3,635	5,773	31	2004
Indianapolis, IN	(F	)	406	3,496	2	406	3,498	3,904	30	2004
Indianapolis, IN	(E	)	908	4,755	2	908	4,757	5,665	41	2004
Indianapolis, IN	(E	)	1,133	4,103	3	1,133	4,106	5,239	35	2004
Indianapolis, IN	(E	)	887	3,548	3	887	3,551	4,438	30	2004
Indianapolis, IN	(E	)	1,871	1,230	2	1,871	1,232	3,103	11	2004
Indianapolis, IN	(E	)	669	2,434	2	669	2,436	3,105	21	2004
Baton Rouge I, LA	(F	)	112	1,248	621	208	1,773	1,981	481	1997
Baton Rouge II, LA	(F	)	118	1,181	1,055	267	2,087	2,354	508	1997
Baton Rouge III, LA	(F	)	133	1,487	763	271	2,112	2,383	566	1997
Baton Rouge IV, LA	(A	)	32	377	156	64	501	565	126	1998
Prairieville, LA	(A	)	90	1,004	235	90	1,239	1,329	343	1998
Slidell, LA	(D	)	188	3,175	1,513	802	4,074	4,876	592	2001
Boston, MA	(C	)	1,516	8,628	115	1,516	8,743	10,259	1,341	2002
Leominster, MA	(D	)	90	1,519	2,248	338	3,519	3,857	592	1998
Baltimore, MD	(F	)	1,050	5,997	705	1,159	6,593	7,752	1,173	2001
California, MD	(F	)	1,486	4,280	5	1,486	4,285	5,771	37	2004

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

			Initial Cost			Gross Carrying Amount at December 31, 2004
Description	Encum- brances		Land	Building and Improve- ments	Costs Sub- sequent to Acqui- sition	Land	Building and Improve- ments	Total	Accum- ulated Deprecia- tion (G)	Year Acquired/ Developed
Laurel, MD	(C	)	1,409	8,035	2,958	1,928	10,474	12,402	1,517	2001
Temple Hills, MD	(D	)	1,541	8,788	1,878	1,800	10,407	12,207	1,570	2001
Grand Rapids, MI	(F	)	185	1,821	1,167	325	2,848	3,173	766	1996
Portage, MI	(F	)	104	1,160	699	237	1,726	1,963	431	1996
Romulus, MI	(F	)	308	1,743	520	418	2,153	2,571	259	1997
Wyoming, MI	(F	)	191	2,135	917	354	2,889	3,243	776	1996
Biloxi, MS	(F	)	148	1,652	670	279	2,191	2,470	578	1997
Gautier, MS	(F	)	93	1,040	120	93	1,160	1,253	387	1997
Gulfport I, MS	(F	)	128	1,438	563	156	1,973	2,129	662	1997
Gulfport II, MS	(F	)	117	1,306	492	179	1,736	1,915	530	1997
Gulfport III, MS	(F	)	172	1,928	864	338	2,626	2,964	693	1997
Waveland, MS	(A	)	215	2,481	1,040	392	3,344	3,736	866	1998
Belmont, NC	(F	)	385	2,196	364	451	2,494	2,945	499	2001
Burlington I, NC	(F	)	498	2,837	84	498	2,921	3,419	641	2001
Burlington II, NC	(F	)	320	1,829	126	340	1,935	2,275	362	2001
Cary, NC	(F	)	543	3,097	111	543	3,208	3,751	474	2001
Charlotte, NC	(C	)	782	4,429	1,294	1,068	5,437	6,505	629	1999
Fayetteville I, NC	(F	)	156	1,747	773	301	2,375	2,676	582	1997
Fayetteville II, NC	(C	)	213	2,301	872	399	2,987	3,386	769	1997
Raleigh, NC	(A	)	209	2,398	421	296	2,732	3,028	720	1998
Brick, NJ	(B	)	234	2,762	1,289	485	3,800	4,285	957	1994
Cranford, NJ	(B	)	290	3,493	2,357	779	5,361	6,140	1,351	1994
East Hanover, NJ	(B	)	504	5,763	4,016	1,315	8,968	10,283	2,277	1994
Fairview, NJ	(F	)	246	2,759	438	246	3,197	3,443	953	1997
Jersey City, NJ	(B	)	397	4,507	2,922	1,010	6,816	7,826	1,771	1994
Linden I, NJ	(B	)	517	6,008	3,452	1,170	8,807	9,977	1,728	1994
Linden II, NJ	(B	)	0	2	854	189	667	856	14	1994
Morris Township, NJ	(D	)	500	5,602	2,915	1,072	7,945	9,017	1,924	1997
Parsippany, NJ	(A	)	475	5,322	2,359	909	7,247	8,156	1,825	1997
Randolph, NJ	(D	)	855	4,872	1,163	1,108	5,782	6,890	932	2002
Sewell, NJ	(C	)	484	2,766	1,073	706	3,617	4,323	693	2001
Jamaica, NY	(D	)	2,043	11,658	241	2,043	11,899	13,942	2,186	2001
North Babylon, NY	(C	)	225	2,514	3,809	568	5,980	6,548	1,147	1998
Boardman, OH	(C	)	64	745	2,067	287	2,589	2,876	1,005	1980
Brecksville, OH	(A	)	228	2,545	1,199	442	3,530	3,972	834	1998
Centerville, OH	(E	)	471	3,705	4	471	3,709	4,180	32	2004
Centerville, OH	(F	)	332	1,757	2	332	1,759	2,091	15	2004
Dayton, OH	(F	)	323	2,070	2	323	2,072	2,395	18	2004
Euclid I, OH	(A	)	200	1,053	1,793	317	2,729	3,046	1,117	1988
Euclid II, OH	(A	)	359	0	1,559	461	1,457	1,918	229	1988
Hudson, OH	(A	)	195	2,198	556	274	2,675	2,949	710	1998
Lakewood, OH	(F	)	405	854	398	405	1,252	1,657	573	1989
Mason, OH	(A	)	127	1,419	184	149	1,581	1,730	467	1998
Miamisburg, OH	(E	)	375	2,410	2	375	2,412	2,787	21	2004
Middleburg Heights, OH	(A	)	63	704	1,691	332	2,126	2,458	474	1980
North Canton I, OH	(F	)	209	846	729	304	1,480	1,784	887	1979
North Canton II, OH	(F	)	70	1,226	1,196	239	2,253	2,492	1,364	1983
North Olmsted I, OH	(A	)	63	704	1,204	214	1,757	1,971	460	1979

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

			Initial Cost			Gross Carrying Amount at December 31, 2004
Description	Encum- brances		Land	Building and Improve- ments	Costs Sub- sequent to Acqui- sition	Land	Building and Improve- ments	Total	Accum- ulated Deprecia- tion (G)	Year Acquired/ Developed
North Olmsted II, OH	(C	)	290	1,129	1,007	469	1,957	2,426	709	1988
North Randall, OH	(C	)	515	2,323	2,712	898	4,652	5,550	688	1998
Warrensville Heights, OH	(B	)	525	766	2,876	935	3,232	4,167	527	1980
Youngstown, OH	(F	)	67	0	1,582	204	1,445	1,649	699	1977
Levittown, PA	(C	)	926	5,296	749	926	6,045	6,971	1,035	2001
Philadelphia, PA	(D	)	1,461	8,334	417	1,461	8,751	10,212	2,058	2001
Hilton Head I, SC	(A	)	129	1,446	6,357	798	7,134	7,932	1,649	1997
Hilton Head II, SC	(A	)	150	1,767	996	315	2,598	2,913	681	1997
Summerville, SC	(A	)	143	1,643	710	313	2,183	2,496	549	1998
Knoxville I, TN	(F	)	99	1,113	221	102	1,331	1,433	421	1997
Knoxville II, TN	(F	)	117	1,308	259	129	1,555	1,684	431	1997
Knoxville III, TN	(A	)	182	2,053	772	331	2,676	3,007	673	1998
Knoxville IV, TN	(A	)	158	1,771	771	310	2,390	2,700	562	1998
Knoxville V, TN	(A	)	134	1,493	482	235	1,874	2,109	478	1998
Memphis I, TN	(F	)	677	3,880	781	677	4,661	5,338	811	2001
Memphis II, TN	(F	)	395	2,276	74	395	2,350	2,745	452	2001
Milwaukee, WI	(E	)	375	4,333	3	375	4,336	4,711	37	2004
Corporate Office, OH			0	0	1,400	0	1,400	1,400	686	1977

			$105,785	$553,169	$192,674	$136,168	$715,460	$851,628	$122,473

(A)	This facility is part of the 41 storage facilities pool which secures the $70.0 million loan from Lehman Capital.

(B)	This facility is part of the 10 storage facilities pool which secures the $42.0 million loan from Lehman Brothers Bank.

(C)	This facility is part of the 21 storage facilities pool which secures the $90.0 million loan from Lehman Capital.

(D)	This facility is part of the 18 storage facilities pool which secures the $90.0 million loan from Lehman Capital.

(E)	This facility is part of the 26 storage facilities pool which secures the $90.0 million loan from Lehman Brothers Bank.

(F)	This facility participates in the $150.0 million revolving line of credit from Lehman Brothers , Inc. and Wachovia Capital Markets, LLC.

(G)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to forty years.

U-STORE-IT TRUST AND SUBSIDIARIES (“THE COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

Activity in real estate facilities during 2004, 2003 and 2002 was as follows:

	2004(1)	2003	2002
Storage Facilities
Balance of beginning of year	$495,181	$492,067	$439,358
Acquisitions & Improvements	228,500	8,808	52,709
Dispositions and other	(725)	(5,694)	—
Step up adjustment	128,672	—	—

Balance at end of year	$851,628	$495,181	$492,067

Accumulated Depreciation
Balance at beginning of year	99,582	80,835	61,179
Depreciation expense	22,328	19,494	19,656
Disposition and other	563	(747)	—

Balance at end of year	122,473	99,582	80,835

Net storage facility assets	$729,155	$395,599	$411,232

The unaudited aggregate costs of storage facility assets for U.S. federal income tax purposes as of December 31, 2004 is approximately $739.7 million.

(1)	The twelve months ended December 31, 2004 represents consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor for January 1, 2004 to October 20, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-STORE-IT TRUST

By:	/S/ STEVEN G. OSGOOD
Steven G. Osgood, President and Chief Financial Officer

Date: March 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/S/ ROBERT J. AMSDELL Robert J. Amsdell	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

By:	/S/ STEVEN G. OSGOOD Steven G. Osgood	President and Chief Financial Officer (Principal Financial Officer)	March 30, 2005

By:	/S/ TEDD D. TOWSLEY Tedd D. Towsley	Vice President and Treasurer (Principal Accounting Officer)	March 30, 2005

By:	/S/ BARRY L. AMSDELL Barry L. Amsdell	Trustee	March 30, 2005

By:	/S/ THOMAS A. COMMES Thomas A. Commes	Trustee	March 30, 2005

By:	/S/ JOHN C. DANNEMILLER John C. Dannemiller	Trustee	March 30, 2005

By:	/S/ WILLIAM M. DIEFENDERFER III William M. Diefenderfer III	Trustee	March 30, 2005

By:	/S/ HAROLD S. HALLER Harold S. Haller	Trustee	March 30, 2005

By:	/S/ DAVID J. LARUE David J. LaRue	Trustee	March 30, 2005

EXHIBIT INDEX

Exhibit No.

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2*	Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.1*	Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*	Loan Agreement dated as of October 27, 2004 by and between YSI I LLC and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.3*	Loan Agreement dated as of October 27, 2004 by and between YSI II LLC and Lehman Brothers Holdings Inc. d/b/a/ Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.4*	Loan Agreement dated as of October 27, 2004 by and between YSI III LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.5*	Credit Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P., the several lenders from time to time parties thereto, Lehman Brothers Inc., Wachovia Capital Markets, LLC, SunTrust Bank, LaSalle Bank National Association and Lehman Commercial Paper Inc., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.6*†	2004 Equity Incentive Plan of U-Store-It Trust effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.7*	Stock Purchase Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998 and the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, relating to the purchase of U-Store-It Mini Warehouse Co., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.8*	Marketing and Ancillary Services Agreement dated as of October 27, 2004 by and between U-Store-It Mini Warehouse Co. and Rising Tide Development, LLC incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.9*	Property Management Agreement dated as of October 27, 2004 by and between YSI Management LLC and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.10*	Option Agreement dated as of October 27, 2004 by and between U-Store-It, L.P. and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10.11*	Registration Rights Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998, the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, Amsdell Holdings I, Inc., Amsdell and Amsdell and Robert J. Amsdell, Trustee, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.12*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.13*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Steven G. Osgood, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.14*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.15*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.16*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Tedd D. Towsley, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.17*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.18*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Thomas A Commes, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.19*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.20*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.21*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.22*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.23*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.24*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10.25*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.26*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Barry L. Amsdell, incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.27*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.28*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.29*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.30*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.31*	Purchase and Sale Agreement dated as of August 13, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.32*	Amendment to Purchase and Sale Agreement dated as of September 8, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.33*	Contribution Agreement dated as of July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Robert J. Amsdell, as Trustee incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.34*	Contribution Agreement dated as July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Amsdell Holdings I, Inc. incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.35*	Contribution Agreement dated as of July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Amsdell and Amsdell incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.36*	Agreement and Plan of Merger and Reorganization dated as of July 30, 2004 by and between the Company and High Tide LLC incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.37*	Agreement and Plan of Merger dated as of July 30, 2004 by and between the Company and Amsdell Partners, Inc. incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.38*	Partnership Reorganization Agreement dated as of July 30, 2004 by and among High Tide LLC, Amsdell Partners, Inc., Amsdell Holdings I, Inc. and Acquiport/Amsdell I Limited Partnership incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

Exhibit No.

10.39*	Purchase and Sale Agreement, dated as of March 1, 2005, by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. named therein incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.40†	Form of NonQualified Share Option Agreement (3 Year Vesting).

10.41	Office Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P.

10.42	Timesharing Agreement, dated October 22, 2004 by and between Amsdell Holdings I, Inc. and U-Store-It Mini Warehouse Co.

10.43†	Trustee Compensation Schedule.

10.44†	Schedule of 2004 Bonuses for Named Executive Officers.

10.45†	Form of NonQualified Share Option Agreement (Deferred 3 Year Vesting).

10.46†	Form of Trustee Restricted Share Agreement.

21.1*	List of Subsidiaries, incorporated by reference to Exhibit 21.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.
†	Denotes a management contract or compensatory plan, contract or arrangement.