Form 10-Q
period 2005-03-31
U-Store-It Trust
filed 2005-05-16
CIK 1298675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to             .

Commission file number: 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6745 Engle Road Suite 300 Cleveland, Ohio	44130
(Address of Principal Executive Offices)	(Zip Code)

(440) 234-0700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of common shares outstanding of the Registrant as of April 29, 2005 was 37,345,162

U-STORE-IT TRUST

Note that the financial statements covered in this report for the three months ended March 31, 2004 contain the results of operations and financial condition of Acquiport/Amsdell (the “Predecessor”) prior to the consummation of U-Store-It Trust’s initial public offering and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of U-Store-It Trust (“we”, “us”, “our” or the “Company”) for the three months ended March 31, 2005.

The Predecessor was comprised of the following entities: U-Store-It, L.P. (formerly known as Acquiport/Amsdell I Limited Partnership) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC and USI II, LLC (“USI II”). The Predecessor also included three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to U-Store-It, L.P. in connection with U-Store-It Trust’s initial public offering. All intercompany balances and transactions are eliminated in consolidation and combination. At March 31, 2005, U-Store-It Trust owned 213 storage facilities and at March 31, 2004, the Predecessor owned 155 storage facilities.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which the Company operates;

•	the execution of the Company’s business plan;

•	financing risks;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	acquisition and development risks;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”) or in other documents that it publicly disseminates.

The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Storage facilities—net	$791,131	$729,155
Cash	8,251	28,485
Restricted cash	8,430	7,211
Loan procurement costs—net of amortization	7,210	7,624
Other assets	3,651	3,399

TOTAL ASSETS	$818,673	$775,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loans payable	$421,400	$380,496
Capital lease obligations	114	156
Accounts payable and accrued expenses	9,698	10,958
Distributions payable	10,498	7,532
Rents received in advance	6,319	5,835
Security deposits	603	455

Total Liabilities	448,632	405,432
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	19,327	11,062
SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 37,345,162 issued and outstanding	373	373
Additional paid in capital	396,797	396,662
Retained deficit	(46,311)	(37,430)
Unearned share grant compensation	(145)	(225)

Total shareholders’ equity	350,714	359,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$818,673	$775,874

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

(unaudited)

	THE COMPANY	THE PREDECESSOR
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
REVENUES:
Rental income	$27,597	$19,491
Other property related income	2,118	1,033

Total revenues	29,715	20,524
OPERATING EXPENSES:
Property operating expenses	10,796	7,698
Depreciation	8,021	4,728
General and administrative	3,025	—
Management fees—related party	—	1,102

Total operating expenses	21,842	13,528
OPERATING INCOME	7,873	6,996
OTHER EXPENSE:
Interest expense	5,807	3,739
Loan procurement amortization expense	373	173
Other	16	—

Total other expense	6,196	3,912
INCOME BEFORE MINORITY INTEREST	1,677	3,084
MINORITY INTEREST	(60)	—

NET INCOME	$1,617	$3,084

Basic income per share	$0.04
Diluted income per share	$0.04

Weighted-average basic common shares outstanding	37,477,920

Weighted-average diluted shares outstanding	37,483,309

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Three Months Ended March 31, 2005

(Unaudited)

(in thousands)

	Common Shares		Additional Paid in Capital	Unearned Share Grant Compensation	Retained Deficit	Total
	Number	Amount
Balance at December 31, 2004	37,345	$373	$396,662	$(225)	$(37,430)	$359,380
Amortization of restricted shares	—	—	—	80	—	80
Share compensation expense	—	—	135	—	—	135
Net income	—	—	—	—	1,617	1,617
Distributions	—	—	—	—	(10,498)	(10,498)

Balance at March 31, 2005	37,345	$373	$396,797	$(145)	$(46,311)	$350,714

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

($ in thousands)

(unaudited)

	THE COMPANY	THE PREDECESSOR
	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,617	$3,084
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,394	4,901
Equity compensation expense	215	—
Minority interest in net income of subsidiaries	60	—
Changes in other operating accounts:
Other assets	(177)	527
Accounts payable and accrued expenses	(1,094)	436
Other liabilities	204	287

Net cash provided by operating activities	9,219	9,235
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions and improvements to storage facilities	(54,966)	(812)
Increase in restricted cash	(1,120)	(156)

Net cash used in investing activities	(56,086)	(968)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan payable	35,000	—
Principal payments on:
Loans payable	(517)	—
Notes payable—related parties	—	(567)
Capital lease obligations	(42)	(63)
Shareholder distributions	(7,532)	—
Minority interest distributions	(267)	—
Cash distributions to owners	—	(6,847)
Loan procurement costs	(9)	—

Net cash provided by (used in) financing activities	26,633	(7,477)

NET (DECREASE) INCREASE IN CASH	(20,234)	790
CASH—Beginning of period	28,485	7,503

CASH—End of period	$8,251	$8,293

Supplemental disclosure of non-cash activities:
Storage facilities acquired through the issuance of limited partnership units in the operating partnership	$8,472	—

Storage facilities acquired through the assumption of a mortgage loan	$6,421	—

Other assets and liabilities (net) acquired as part of storage facility acquisitions	$138	—

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION

U-Store-It Trust (“we” or the “Company”) was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (which entities and trusts are referred to herein as the “Amsdell Entities”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares (including 3,750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, generating gross proceeds of $460.0 million. The IPO resulted in net proceeds to the Company, after deducting underwriting discount and commission, financial advisory fees and expenses of the IPO, of approximately $425.0 million. As a result of the mergers, the IPO and the formation transactions, the Company owns the sole general partner interest in U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the IPO (the “Operating Partnership”), and approximately 96% of the aggregate partnership interests in the Operating Partnership at March 31, 2005. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a REIT for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and its subsidiaries.

The financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to the IPO and the formation transactions and of the Company for the three months ended March 31, 2005. The Predecessor was not a legal entity but rather a combination of certain real estate entities and operations as described below. Concurrent with the consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships and limited liability companies of the Predecessor and other parties which held direct or indirect ownership interests in the properties (the “Participants”), completed certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Operating Partnership; (ii) acquire the management rights with respect to the Predecessor’s existing facilities and three facilities contributed by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise the necessary capital for the Operating Partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities acquired by the Operating Partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and on four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the IPO; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities that were contributed to the Operating Partnership. These formation transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the SEC in connection with the IPO.

The Predecessor was comprised of the following entities: the Operating Partnership (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport III, Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC, and USI II. The Predecessor also included three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to the Operating Partnership in connection with the IPO. All intercompany balances and transactions are eliminated in consolidation and combination. At March 31, 2005 and December 31, 2004, the Company owned 213 and 201 self-storage facilities, respectively.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -The accompanying unaudited consolidated and combined financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December

31, 2004, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No.001-32324), as certain footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123-R requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of operations. The Company early adopted SFAS No. 123-R effective October 21, 2004.

3. STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of:

Description	March 31, 2005	December 31, 2004
	($ in thousands)
	(unaudited)
Land	$153,619	$136,168
Buildings and improvements	680,555	635,718
Equipment	87,451	79,742

Total	921,625	851,628
Less accumulated depreciation	(130,494)	(122,473)

Storage facilities—net	$791,131	$729,155

The Company completed the following acquisitions during the quarter ended March 31, 2005:

•	Acquisition of Option Facility. On January 5, 2005, the Company exercised its option to purchase the San Bernardino VII, California facility from Rising Tide Development (a related party) for the purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million paid in units in the Operating Partnership.

•	Acquisition of Self-Storage Zone Facility. On January 14, 2005, the Company acquired one self-storage facility from Airpark Storage LLC in Gaithersburg, Maryland for the purchase price of $10.7 million, consisting of $4.3 million in cash and $6.4 million of indebtedness.

•	Acquisition of Ford Storage Facilities. On March 1, 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million in cash.

•	Acquisition of A-1 Self-Storage Facilities. On March 15, 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of $21.7 million in cash. The Company now operates two of these facilities as one facility.

•	Acquisition of Option Facilities. On March 18, 2005, the Company exercised its option to purchase the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for the purchase price of $11.8 million, consisting of $6.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.0 million in units of the Operating Partnership (See Note 7).

The following table summarizes the number of self-storage facilities placed into service from December 31, 2004 through March 31, 2005:

Number of Self- Storage Facilities
Balance – December 31, 2004	201
Facilities acquired	14
Facilities consolidated	(2)

Balance – March 31, 2005	213

4. LOANS PAYABLE

A summary of outstanding indebtedness of the Company as of March 31, 2005 and December 31, 2004 is as follows:

Description	March 31, 2005	December 31, 2004
	($ in thousands)
	(unaudited)
The $90,000 loan from Lehman Brothers Holdings, Inc. (“Lehman Capital”) to YSI I LLC requires interest only payments until November 2005 and monthly debt service payments of $517 per month from November 2005 through May 2010. Interest is paid at the fixed rate of 5.19% through May 2010. The loan is collateralized by first mortgage liens against 21 storage facilities of YSI I LLC, which had a net book value of $95,551 at March 31, 2005.	$90,000	$90,000

The $90,000 loan from Lehman Capital to YSI II LLC requires interest only payments until November 2005 and monthly debt service payments of $524 per month from November 2005 through January 2011. Interest is paid at the fixed rate of 5.325% through January 2011. The loan is collateralized by first mortgage liens against 18 storage facilities of YSI II LLC, which had a net book value of $97,008 at March 31, 2005.	90,000	90,000

The $90,000 loan from Lehman Brothers Bank, FSB (“Lehman Brothers Bank”) to YSI III LLC, requires interest only payments until November 2005 and monthly debt service payments of $511 per month from November 2005 through November 2009. Interest is paid at the fixed rate of 5.085% through November 2009. The loan is collateralized by first mortgage liens against 26 storage facilities of YSI III LLC, which had a net book value of $129,176 at March 31, 2005.	90,000	90,000

The $70,000 loan from Lehman Capital to Acquiport III requires payments of $548 per month which includes interest payable monthly at 8.16% per annum through November 1, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date. After October 31, 2006, the loan requires interest at the greater of 13.16% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by November 1, 2025. The loan is collateralized by first mortgage liens against 41 storage facilities of Acquiport III, which had a net book value of $112,602, and restricted cash of $1,313 at March 31, 2005.

	65,926	66,217

The $42,000 mortgage loan from Lehman Brothers Bank to USI II requires principal payments of $300 per month and interest at 7.13% per annum through December 11, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date. After December 10, 2006, the loan requires interest at the greater of 12.13% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by December 11, 2025. The loan is collateralized by first mortgage liens against all ten storage facilities of USI II, which had a net book value of $40,929 at March 31, 2005.

	39,687	39,878

The $7,700 mortgage loan from General Electric Capital Corporation to YSI IV LLC requires principal and interest payments of $52 per month at an interest rate of 8.63% per annum through July 2010, which is referred to in the loan agreement as the “maturity date.” The Company intends to repay the loan on or before the maturity date. The loan is collateralized by first mortgage liens against one storage facility of YSI IV LLC, which had a net book value of $10,959 at March 31, 2005.	6,408	—

The other loans payable assumed in conjunction with the acquisition of facilities require interest payable monthly at fixed rates ranging from 7.71% to 8.43% per annum and a weighted average of 8.01% at March 31, 2005. These loans require monthly payments of principal and interest, are due from 2008 to 2009, contain covenants with respect to net worth and are collateralized by first mortgage liens against two facilities at March 31, 2005 with a net book value of $7,386.	4,379	4,401

The Operating Partnership has a $150,000 secured revolving credit facility with a group of banks led by Lehman Brothers, Inc. and Wachovia Capital Markets, LLC. The credit facility bears interest at a variable rate, which ranged from 4.47% to 4.59% at March 31, 2005, based upon a base rate or a Eurodollar rate plus in each case, a spread depending on our leverage ratio. This credit facility is scheduled to mature in October 2007, with an option to extend the term for one year at the Company’s option. The loan is collateralized by first mortgage liens against 94 storage facilities of the Operating Partnership, which had a net book value of $296,691 at March 31, 2005. This facility contains certain restrictive covenants on distributions and other financial covenants, all of which the Company was in compliance with as of March 31, 2005.

	35,000	—

Total	$421,400	$380,496

The annual principal payment requirements on the loans payable as of March 31, 2005 are ($ in thousands):

Year	Amount
2005 (remainder)	$1,891
2006	109,102
2007	40,151
2008	7,718
2009	90,245
2010 and Thereafter	172,293

Total	$421,400

5. MINORITY INTERESTS

Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at March 31, 2005 and December 31, 2004, amounted to approximately 4% and 3%, respectively. In conjunction with the formation of the Company, certain former owners contributed properties to the Operating Partnership and received units in the Operating Partnership (“Units”) concurrently with the closing of the IPO. Limited partners who acquired Units in the Formation Transactions have the right, beginning October 27, 2005, to require the Operating Partnership to redeem part or all of their Units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the Units would have been redeemed if the Company had assumed and satisfied the Operating Partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the Operating Partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises, entities owned by the Company’s Chief Executive Officer and one of its trustees received an aggregate of 1,624,560 Units as of March 31, 2005, for six properties with a net historical basis of approximately $9.0 million.

6. RELATED PARTY TRANSACTIONS

In connection with the IPO the Company entered into option agreements with Rising Tide Development, LLC (“Rising Tide Development”), a company owned and controlled by Robert J. Amsdell, the Company’s Chairman and Chief Executive Officer, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of March 31, 2005, of 11 facilities owned by Rising Tide Development, four facilities which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves an occupancy level of 85% at the end of the month, for three consecutive months. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s board of trustees. During the three months ended March 31, 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $19.1 million, consisting of an aggregate of $8.5 million in Units and $10.6 million in cash (See Note 7).

The Predecessor’s self-storage facilities were operated by the U-Store-It Mini Warehouse Co. (the “Property Manager”), which was affiliated through common ownership with Amsdell Partners, Inc., High Tide Limited Partnership, and Amsdell Holdings I, Inc. Pursuant to the relevant property management agreements, Acquiport I and Acquiport III paid the Property Manager monthly management fees of 5.35% of monthly gross rents (as defined in the related management agreements); USI II paid the Property Manager a monthly management fee of 5.35% of USI II’s monthly effective gross income (as defined in the related management agreements); and the owners of the Lake Worth, FL, Lakewood, OH, and Vero Beach I, FL facilities paid the Property Manager monthly management fees of 6% of monthly gross receipts through October 21, 2004, and 5.35% thereafter (as defined in the related management agreements). Effective October 27, 2004 upon acquisition of the Property Manager, the management contract with U-Store-It Mini Warehouse Co. was terminated and a new management agreement was entered into with YSI Management, LLC. Beginning October 27, 2004 management fees relating to our wholly-owned subsidiaries are eliminated in consolidation.

Effective October 27, 2004, YSI Management LLC, a wholly owned subsidiary of the Operating Partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million for the three months ended March 31, 2005. Accounts receivable from Rising Tide Development at March 31, 2005 was approximately $0.6 million and is included in other assets. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms.

The Company engages, and the Predecessor engaged, Amsdell Construction, a company owned by Robert J. Amsdell, the Company’s Chief Executive Officer, and Barry L. Amsdell, a trustee of the Company, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction for the three months ended March 31, 2005 was approximately $0.2 million. The total amount of payments incurred by the Predecessor to Amsdell Construction for the three months ended March 31, 2004 was $0.8 million.

The Company’s principal office, which is located in Cleveland, Ohio and is approximately 22,000 square feet, is leased from a partnership owned by Robert J. Amsdell and Barry L. Amsdell. The total amount of lease payments incurred under this lease by the Company for the three months ended March 31, 2005 was approximately $0.1 million.

The Company charters an aircraft from Aqua Sun Investments, LLC, a company owned by Robert J. Amsdell and Barry L. Amsdell. The Company is under contract to reimburse Aqua Sun Investments, LLC at the rate of $1,250 for each hour of use of the aircraft and the payment of certain expenses associated with the use of the aircraft. The total amount incurred for such aircraft charters by the Company for the three months ended March 31, 2005 was approximately $0.1 million.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities that acquired common shares or Units in the IPO transactions received registration rights. Beginning as early as October 27, 2005, they will be entitled to require us to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.

7. SUBSEQUENT EVENTS

The Company completed the following acquisitions subsequent to March 31, 2005:

•	Acquisition of Liberty Self-Stor Facilities. In April 2005, the Company acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate price of $34.0 million. The facilities total approximately 863,000 rentable square feet and are located in Ohio and New York.

•	Acquisition of Individual Storage Facilities . In April 2005, the Company acquired three facilities from two parties for an aggregate purchase price of $14.9 million. The facilities total approximately 200,000 rentable square feet and are located in Texas (2 properties) and Florida (1 property).

•	Acquisition of A-1 Self Storage Facility. In May 2005, the Company acquired one self-storage facility from A-1 Self Storage for $6.4 million. The facility totals approximately 48,000 rentable square feet and is located in New York.

In addition, the Company has entered into definitive agreements to acquire an additional 67 self-storage facilities from various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. for an aggregate purchase price of approximately $217.0 million. The facilities total approximately 3.6 million rentable square feet and are located in Arizona, California, Colorado, New Mexico, Tennessee, Texas and Utah. The transaction also includes the purchase of four office parks and one mobile home park. The purchase price includes the assumption of up to $118.0 million of indebtedness by our Operating Partnership upon closing and the issuance of approximately $63.0 million payable in Units in our Operating Partnership, with the balance to be paid in cash. The Company expects these acquisitions to close on or before June 30, 2005. The closings of the transactions are contingent upon the satisfaction of certain customary conditions. There are no assurances that the conditions will be met or that the transactions will be consummated.

In May 2005, the Company discovered that the calculation of the purchase price for the two option properties acquired from Rising Tide Development on March 18, 2005 was not made in accordance with the terms specified in the Option Agreement, which resulted in an overpayment by the Company of approximately $1.7 million of consideration for those two properties. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company. The Company is implementing changes in its internal controls relating to transactions with Rising Tide Development that are designed to ensure that an accurate determination of the purchase price is achieved prior to the acquisition of the facility by the Company, including an independent review of the purchase price calculation made in connection with option exercises under the Option Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of the IPO, the Formation Transactions and related refinancing transactions and certain other transactions. The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section entitled “Risk Factors” in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2004.

OVERVIEW

On October 27, 2004, the Company completed its IPO, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The IPO resulted in gross proceeds to the Company of approximately $460.0 million.

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

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements. These policies have not changed since the Company filed its Annual Report Form 10-K for the year ended December 31, 2004 with the SEC. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated and combined financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

Basis of Presentation

The accompanying consolidated and combined financial statements include all of the accounts of the Company, the Operating Partnership and the wholly-owned subsidiaries of the Operating Partnership. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, and the property interests contributed to the Operating Partnership by the Predecessor, have been accounted for as a reorganization of entities under common control and accordingly, were recorded at the Predecessor’s historical cost basis. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the period prior to October 21, 2004, represent the operations of the Predecessor.

For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in Item 1 of this Form 10-Q.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above-or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, to date, no tangible asset has been recorded for in-place, at market leases. Additionally, to date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent (less than one year).

Long-lived assets are classified as “held for use for impairment” when events and circumstances indicate that there may be an impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. No impairment charges have been recognized through March 31, 2005.

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

Typically, these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

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

Share Options

The Company applies the fair value method of accounting for the share options issued under its incentive award plan. Accordingly, compensation expense is recorded relating to such options.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on the Company’s financial statements.

Results of Operations

The following discussion of the results of operations should be read in conjunction with the consolidated and combined financial statements and the accompanying notes thereto. Historical results set forth in the consolidated and combined statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

For purposes of the following comparison of operating results for the three months ended March 31, 2005 and 2004, the results of operations for the three months ended March 31, 2004 contain the results of operations of the Predecessor, which are presented using combined reporting.

Acquisition and Development Activities

The comparability of the Company’s results of operation is significantly affected by development, redevelopment and acquisition activities in 2005 and 2004. At March 31, 2005 and 2004, the Company and the Predecessor owned interests in 213 and 155 self-storage facilities and related assets, respectively.

The Company completed the following acquisitions during the quarter ended March 31, 2005:

•	Acquisition of Option Facility. On January 5, 2005, the Company exercised its option to purchase the San Bernardino VII, California facility from Rising Tide Development (a related party) for the purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million paid in units in the Operating Partnership.

•	Acquisition of Self-Storage Zone Facility. On January 14, 2005, the Company acquired one self-storage facility from Airpark Storage LLC in Gaithersburg, Maryland for the purchase price of $10.7 million, consisting of $4.3 million in cash and $6.4 million of indebtedness.

•	Acquisition of Ford Storage Facilities. On March 1, 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million in cash.

•	Acquisition of A-1 Self-Storage Facilities. On March 15, 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of $21.7 million in cash. The Company now operates two of these facilities as one facility.

•	Acquisition of Option Facilities. On March 18, 2005, the Company exercised its option to purchase the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for the purchase price of $11.8 million, consisting of $6.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.0 million in units of the Operating Partnership.

In May 2005, the Company discovered that the calculation of the purchase price for the two option properties acquired from Rising Tide Development on March 18, 2005 was not made in accordance with the terms specified in the Option Agreement, which resulted in an overpayment by the Company of approximately $1.7 million of consideration for those two properties. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company. The Company is implementing changes in its internal controls relating to transactions with Rising Tide Development that are designed to ensure that an accurate determination of the purchase price is achieved prior to the acquisition of the facility by the Company, including an independent review of the purchase price calculation made in connection with option exercises under the Option Agreement.

The following table summarizes the number of self-storage facilities placed into service from December 31, 2004 through March 31, 2005:

Number of Self- Storage Facilities
Balance – December 31, 2004	201
Facilities acquired	14
Facilities consolidated	(2)

Balance – March 31, 2005	213

A comparison of income from operations for the three months ended March 31, 2005 and 2004 is as follows:

	($ in thousands)
	2005	2004
REVENUES:
Rental income	$27,597	$19,491
Other property related income	2,118	1,033

Total revenues	29,715	20,524
OPERATING EXPENSES:
Property operating expenses	10,796	7,698
Depreciation	8,021	4,728
General and administrative	3,025	—
Management fees - related party	—	1,102

Total operating expenses	21,842	13,528
OPERATING INCOME	7,873	6,996
OTHER EXPENSE:
Interest expense	5,807	3,739
Loan procurement amortization expense	373	173
Other	16	—

Total other expense	6,196	3,912

INCOME FROM OPERATIONS	$1,677	$3,084

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

Total Revenues

Rental income increased from $19.5 million for the three months ended March 31, 2004 to $27.6 million for the three months ended March 31, 2005, an increase of $8.1 million, or 41.6%. This increase is primarily attributable to (i) the acquisition of 46 facilities in the fourth quarter of 2004 and 14 facilities in the first quarter of 2005 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $1.3 million (see same-store discussion below).

Other property related income increased from $1.0 million for the three months ended March 31, 2004 to $2.1 million for the three months ended March 31, 2005, an increase of $1.1 million, or 105.0%. This increase is primarily attributable to the acquisition of 60 facilities in 2004 and the first quarter of 2005.

Total Operating Expenses

Property operating expenses increased from $7.7 million for the three months ended March 31, 2004 to $10.8 million for the three months ended March 31,2005, an increase of $3.1 million, or 40.2%. This increase is primarily attributable to (i) the acquisition of 46 facilities in the fourth quarter of 2004 and 14 facilities in the first quarter of 2005 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $0.1 million (see same-store discussion below).

Management fees of $1.1 million for the three months ended March 31, 2004 were replaced by general and administrative expense of $3.0 million for the three months ended March 31, 2005. This transition is attributable to the acquisition of the Predecessor’s management company effective October 27, 2004 in connection with our IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.

General and administrative costs began with the Company’s IPO in October 2004. Therefore, general and administrative expenses increased from $0.0 for the three months ended March 31, 2004 to $3.0 million for the three months ended March 31, 2005. General and administrative costs replace management fees previously incurred by the Predecessor. General and administrative costs for the three months ended March 31, 2005 include expenses related to being a public company including regulatory fees of the Public Company Accounting Oversight Board and the SEC, audit fees, independent board of directors fees, professional fees related to public company reporting requirements and investor relations cost.

Depreciation increased from $4.7 million for the three months ended March 31, 2004 to $8.0 million for the three months ended March 31,2005, an increase of $3.3 million, or 69.6%. Appoximately $2.5 million of the increase is attributable to the acquisition of 60 facilities in the fourth quarter of 2004 and the first quarter of 2005. The balance of the increase is attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004, which was partially offset by lower depreciation on fully-amortized equipment with lives significantly shorter than new buildings and improvements.

Interest expense increased from $3.7 million for the three months ended March 31, 2004 to $5.8 million for the three months ended March 31, 2005, an increase of $2.1 million, or 55.3%. The increase is attributable to a higher amount of outstanding debt and higher interest rates in 2005.

Loan procurement amortization expense increased from $0.2 million for the three months ended March 31, 2004 to $0.4 million for the three months ended March 31, 2005, an increase of $0.2 million, or 115.6%. This increase is primarily attributable to deferred financing costs incurred in connection with obtaining $270.0 million of mortgage loans and the new credit facility in October 2004.

Same-Store Facility Results

The Company considers its same-store portfolio to consist of only those facilities owned at the beginning and at the end of the applicable periods presented.

The following same-store presentation is considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions. The following table sets forth operating data for our same-store portfolio for the periods presented.

	Three months ended March 31,
	2005	2004	Percent Change
	($ in thousands)
Same-store revenues	$21,795	$20,524	6.2%
Same-store property operating expenses	7,756	7,698	0.8%
Non same-store revenues	7,920	—
Non same-store property operating expenses	3,040	—
Total revenues	29,715	20,524
Total property operating expenses	10,796	7,698
Number of facilities included in same-store analysis	154

Comparison of the Same-Store Results for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Same-store revenues increased from $20.5 million for the three months ended March 31, 2004 to $21.8 million for the three months ended March 31, 2005, an increase of $1.3 million, or 6.2%. Approximately $0.5 million of this increase was attributable to increased occupancy and $0.8 million of this increase was attributable to increased rents.

Same-store property operating expenses increased from $7.7 million for the three months ended March 31, 2004 to $7.8 million for the three months ended March 31, 2005, an increase of $0.1 million, or 0.8%. This increase was primarily attributable to increased property taxes.

Cash Flows

A comparison of cash flow operating, investing and financing activities for the three months ended March 31, 2005 and 2004 is as follows:

	Three months ended March 31,
	2005	2004	Increase (decrease) $
	($ in thousands)
Net cash provided by (used in):
Operating activities	$9,219	$9,235	(16)
Investing activities	$(56,086)	$(968)	55,118
Financing activities	$26,633	$(7,477)	34,110

Comparison of Cash Flows for the Three Months Ended March 31, 2005 to the Three Months Ended March 31, 2004

Cash provided by operations remained relatively flat at $9.2 million for the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

Cash used in investing activities increased from $1.0 million for the three months ended March 31, 2004 to $56.1 million for the three months ended March 31, 2005, an increase of $55.1 million. The increase is primarily attributable to the acquisition of 14 self-storage facilities in the first quarter of 2005 as compared to the acquisition of no self-storage facilities in the first quarter of 2004.

Cash provided by (used in) financing activities increased from $(7.5) million used in financing activities for the three months ended March 31, 2004 to $26.6 million provided by financing activities during the three months ended March 31, 2005, an increase of $34.1 million. This increase is primarily attributable to new borrowings on the Company’s revolving credit facility used to facilitate the purchase of self-storage facilities, partially offset by the payment of shareholder distributions in the first quarter of 2005.

Funds From Operations

Funds from operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (“NAREIT”), which is referred to as the “White Paper.” The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization of operating real estate and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis.

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the White Paper or that interpret the White Paper differently than we do. The following table sets forth the calculation of FFO:

	THE COMPANY	THE PREDECESSOR
	Three months ended March 31,
	2005	2004
	($ in thousands)
Net income	$1,617	$3,084
Plus:
Depreciation	8,021	4,728
Minority interest	60	—

FFO - Operating Partnership	$9,698	$7,812

FFO - Allocable to minority interest	$348

FFO - attributable to common shareholders	$9,350

Liquidity and Capital Resources

As of March 31, 2005, the Company had total indebtedness outstanding of approximately $421.4 million, as compared to the $380.5 million of debt outstanding at December 31, 2004.

In connection with the IPO, on October 27, 2004, the Operating Partnership entered into a three-year $150.0 million revolving credit facility, which had approximately $115.0 million available as of March 31, 2005. The facility is scheduled to mature on October 27, 2007, with the option to extend the maturity date to October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. The primary purpose of the facility is to fund the acquisition and development of self-storage facilities, to satisfy other short and long term liquidity needs, and for general working capital purposes. This facility contains certain restrictive covenants on distributions and other financial covenants, all of which the Company was in compliance with as of March 31, 2005.

The revolving credit facility also has customary restrictions on transfer or encumbrances of the facilities that secure the loan.

As of March 31, 2005, the Company had $421.4 million of loans outstanding secured by its storage facilities. These mortgages mature from November 2006 to January 2011.

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

In order to qualify as a REIT for federal income tax purposes, the Company is required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis.

The nature of the Company’s business, coupled with the requirement that the Company distribute a substantial portion of its income on an annual basis, will cause the Company to have substantial liquidity needs over both the short term and the long term. The Company’s short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with its facilities, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that the Company incurs, will vary from year to year, in some cases significantly. For 2005 the Company expects to incur approximately $2.1 million of costs for recurring capital expenditures. The Company expects to meet its short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under its revolving credit facility.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2005 (based on a calendar year, dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Loans Payable	$421,400	$1,891	$149,253	$97,963	$172,293
Contractual Capital Lease Obligations	114	43	71	—	—
Ground Leases and Third Party Office Lease	795	127	298	126	244
Related Party Office Lease	3,299	202	632	663	1,802
Employment Contracts	3,025	825	2,200	—	—

Total	$428,633	$3,088	$152,454	$98,752	$174,339

The Company expects that the contractual obligations owed in 2005 will be satisfied out of cash generated from operations and, if necessary, draws under the Company’s revolving credit facility.

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

Effect of Changes in Interest Rates on our Outstanding Debt

As of March 31, 2005, the Company had approximately $35.0 million of variable debt outstanding (representing approximately 8% of its total debt). Based upon the balances outstanding on variable rate debt at March 31, 2005, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $0.4 million annually. The Company does not currently use derivative financial instruments to reduce our exposure to changes in interest rates.

As of March 31, 2005, the Company had approximately $386.4 million of fixed rate debt outstanding (representing approximately 92% of total debt). A change in the interest rates on fixed rate debt generally impacts the fair market value of its debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based upon current lending rates, assuming debt is outstanding through maturity or expected refinancing dates. At March 31, 2005, the fair value of the Company’s long term fixed rate debt was estimated to be $385.4 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $12.8 million at March 31, 2005. A 100 basis point decrease in interest rates would result in an increase in the fair value of this fixed rate debt of approximately $13.3 million at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we completed our IPO in October 2004 and, in connection with being a public company, we have begun the process of reviewing our policies and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS

10.1	*	Purchase and Sale Agreement, dated as of March 1, 2005, by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. named therein, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2005.

10.2	*	Office Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  May 16, 2005

U-STORE-IT TRUST

By:	/S/ STEVEN G. OSGOOD
Steven G. Osgood, President and Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)