Form 10-Q
period 2005-06-30
U-Store-It Trust
filed 2005-08-12
CIK 1298675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

The number of common shares outstanding of the Registrant as of July 29, 2005 was 37,345,162

U-STORE-IT TRUST

Note that the financial statements covered in this report for the three and six months ended June 30, 2004 contain the results of operations and financial condition of Acquiport/Amsdell (the “Predecessor”) prior to the consummation of U-Store-It Trust’s initial public offering and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of U-Store-It Trust (“we”, “us”, “our” or the “Company”) for the three and six months ended June 30, 2005.

The Predecessor was comprised of the following entities: U-Store-It, L.P. (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC and USI II, LLC (“USI II”). The Predecessor also included three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to U-Store-It, L.P. in connection with U-Store-It Trust’s initial public offering. All intercompany balances and transactions are eliminated in consolidation and combination. At June 30, 2005, U-Store-It Trust owned 236 storage facilities and at June 30, 2004, the Predecessor owned 155 storage facilities.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)

CONSOLIDATED BALANCE SHEETS

(unaudited)

($ in thousands, except par value amounts)

	June 30, 2005	December 31, 2004
ASSETS
Storage facilities—net	$847,539	$729,155
Cash	5,808	28,485
Restricted cash	14,090	7,211
Loan procurement costs—net of amortization	6,932	7,624
Other assets	5,244	3,399

TOTAL ASSETS	$879,613	$775,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Loans payable	$489,372	$380,496
Capital lease obligations	90	156
Accounts payable and accrued expenses	12,234	10,958
Distributions payable	10,457	7,532
Rents received in advance	6,917	5,835
Security deposits	609	455

Total Liabilities	519,679	405,432
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	17,275	11,062
SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 37,345,162 issued and outstanding	373	373
Additional paid in capital	396,932	396,662
Retained deficit	(54,564)	(37,430)
Unearned share grant compensation	(82)	(225)

Total shareholders’ equity	342,659	359,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$879,613	$775,874

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

(unaudited)

($ in thousands, except per share data)

	THE COMPANY	THE PREDECESSOR	THE COMPANY	THE PREDECESSOR
	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
REVENUES:
Rental income	$31,480	$20,261	$59,077	$39,752
Other property related income	2,304	946	4,422	1,979

Total revenues	33,784	21,207	63,499	41,731
OPERATING EXPENSES:
Property operating expenses	12,014	7,987	22,810	15,685
Depreciation	8,744	5,259	16,765	9,987
General and administrative	3,229	—	6,254	—
Management fees—related party	—	1,138	—	2,240

Total operating expenses	23,987	14,384	45,829	27,912
OPERATING INCOME	9,797	6,823	17,670	13,819
OTHER EXPENSE:
Interest expense	7,142	6,001	12,949	9,740
Loan procurement amortization expense	385	2,045	758	2,218
Other	(30)	—	(14)	—

Total other expense	7,497	8,046	13,693	11,958
INCOME (LOSS) BEFORE MINORITY INTEREST	2,300	(1,223)	3,977	1,861
MINORITY INTEREST	(96)	—	(156)	—

NET INCOME (LOSS)	$2,204	$(1,223)	$3,821	$1,861

Basic income per share	$0.06		$0.10
Diluted income per share	$0.06		$0.10

Weighted-average basic common shares outstanding	37,477,920		37,477,920

Weighted-average diluted shares outstanding	37,519,841		37,501,575

Distributions declared per share of common stock	$0.28		$0.56

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

For the Six Months Ended June 30, 2005

(unaudited)

(in thousands)

	Common Shares		Additional Paid in Capital	Unearned Share Grant Compensation	Retained Deficit	Total
	Number	Amount
Balance at December 31, 2004	37,345	$373	$396,662	$(225)	$(37,430)	$359,380
Amortization of restricted shares	—	—	—	143	—	143
Share compensation expense	—	—	270	—	—	270
Net income	—	—	—	—	3,821	3,821
Distributions	—	—	—	—	(20,955)	(20,955)

Balance at June 30, 2005	37,345	$373	$396,932	$(82)	$(54,564)	$342,659

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(unaudited)

($ in thousands)

	THE COMPANY	THE PREDECESSOR
	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,821	$1,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,523	12,205
Equity compensation expense	413	—
Minority interest in net income of subsidiaries	156	—
Gain on sale of assets	(9)	—
Changes in other operating accounts:
Other assets	(1,694)	(587)
Accounts payable and accrued expenses	1,003	3,263
Other liabilities	255	252

Net cash provided by operating activities	21,468	16,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions and improvements to storage facilities	(116,584)	(1,534)
Proceeds from sale of asset	561	—
Increase in restricted cash	(6,766)	(1,254)

Net cash used in investing activities	(122,789)	(2,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Loans payable	98,500	424,500
Notes payable—related parties	—	3,961
Principal Payments on:
Loans payable	(999)	(144,208)
Capital lease obligations	(66)	(125)
Shareholder distributions	(18,030)	—
Minority interest distributions	(695)	—
Cash distributions to owners	—	(17,056)
Loan procurement costs	(66)	(8,683)
Cash contributions from owners	—	126
Loan made to owners	—	(277,152)

Net cash provided by (used in) financing activities	78,644	(18,637)

NET DECREASE IN CASH	(22,677)	(4,431)
CASH—Beginning of period	28,485	7,503

CASH—End of period	$5,808	$3,072

Supplemental disclosure of non-cash investing and financing activities:
Storage facilities acquired through the issuance of limited partnership units in the operating partnership	$6,752	—

Storage facilities acquired through the assumption of mortgage loans	$11,375	—

Other assets and liabilities (net) acquired as part of storage facility acquisitions	$990	—

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION

U-Store-It Trust was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (which entities and trusts are referred to herein as the “Amsdell Entities”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares (including 3,750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, generating gross proceeds of $460.0 million. The IPO resulted in net proceeds to the Company, after deducting underwriting discount and commission, financial advisory fees and expenses of the IPO, of approximately $425.0 million. As a result of the mergers, the IPO and the formation transactions, the Company owns the sole general partner interest in U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the IPO (the “Operating Partnership”), and approximately 95% of the aggregate partnership interests in the Operating Partnership at June 30, 2005. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a REIT for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and its subsidiaries.

The financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to the IPO and the formation transactions, and of the Company, for the three and six months ended June 30, 2005. The Predecessor was not a legal entity but rather a combination of certain real estate entities and operations as described below. Concurrent with the consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships and limited liability companies of the Predecessor and other parties which held direct or indirect ownership interests in the properties, completed certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Operating Partnership; (ii) acquire the management rights with respect to the Predecessor’s existing facilities and three facilities contributed to the Operating Partnership by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise the necessary capital for the Operating Partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities acquired by the Operating Partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the IPO; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities that were contributed to the Operating Partnership. These Formation Transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the SEC in connection with the IPO.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited consolidated and combined financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 001- 32324), as certain footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements—In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123-R requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of operations. The Company early adopted SFAS No. 123-R effective October 21, 2004.

3. STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of:

	June 30, 2005	December 31, 2004
Description	($ in thousands)
Land	$169,510	$136,168
Buildings and improvements	721,752	635,718
Equipment	95,487	79,742

Total	986,749	851,628
Less accumulated depreciation	(139,210)	(122,473)

Storage facilities—net	$847,539	$729,155

The Company completed the following acquisitions during the six months ended June 30, 2005:

•	Acquisition of Option Facility. On January 5, 2005, the Company exercised its option to purchase the San Bernardino VII, California facility from Rising Tide Development, LLC (“Rising Tide Development”) (a related party) for the purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million paid in units in the Operating Partnership.

•	Acquisition of Self-Storage Zone Facility. On January 14, 2005, the Company acquired one self-storage facility from Airpark Storage LLC in Gaithersburg, Maryland for consideration of $10.7 million, consisting of $4.3 million in cash and $6.4 million of indebtedness. The purchase price allocation was finalized during the second quarter of 2005 for $11.8 million. The purchase price adjustment related primarily to a fair market value adjustment for debt.

•	Acquisition of Ford Storage Facilities. On March 1, 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million in cash.

•	Acquisition of A-1 Self-Storage Facilities. On March 15, 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of $21.7 million in cash. The Company now operates two of these facilities as one facility.

•

Acquisition of Option Facilities. On March 18, 2005, the Company exercised its option to purchase the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for a purchase price initially determined to be $11.8 million, consisting of $6.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.0 million in units of the Operating Partnership. An adjustment to the purchase price was effected during the second quarter of 2005, reducing the purchase price to $10.1 million, consisting of $6.8 million in cash and $3.3 million in units of the Operating Partnership after a price reduction of $1.7 million in May 2005.

•	Acquisition of Liberty Self-Stor Facilities. In April 2005, the Company acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate purchase price of $34.0 million (the “Liberty Acquisition”). The facilities total approximately 863,000 rentable square feet and are located in Ohio and New York. In June 2005, the Company sold one facility acquired in the Liberty Acquisition for $0.6 million, which approximated book value. Revenues, for the property sold, and the related results for operations were, insignificant to the Company’s total revenues and related results of operations for the quarter ended June 30, 2005.

•	Acquisition of Individual Storage Facilities. In April 2005, the Company acquired three self-storage facilities from two parties for an aggregate purchase price of $14.9 million in cash. The facilities total approximately 200,000 rentable square feet and are located in Texas (2 properties) and Florida (1 property).

•	Acquisition of A-1 Self Storage Facility. On May 5, 2005, the Company acquired one self-storage facility from A-1 Self Storage for $6.4 million in cash. The facility totals approximately 48,000 rentable square feet and is located in New York.

•	Acquisition of Extra Closet Facilities. On May 24, 2005, the Company acquired two facilities from Extra Closet Facilities for an aggregate purchase price of $6.8 million in cash. The facilities total approximately 102,000 rentable square feet and are located in Illinois.

The above acquisitions are included in the Company’s results of operations from and after the date of acquisition. Self-storage facility acquisitions are initially recorded at the estimated fair values of the net assets acquired at the date of acquisition. These values are based in part on preliminary third-party market valuations. Because these fair values are based on currently available information and assumptions and estimates that the Company believes are reasonable at such time, they are subject to reallocation as additional information becomes available.

The following table summarizes the number of self-storage facilities placed into service from December 31, 2004 through June 30, 2005:

Number of Self - Storage Facilities
Balance – December 31, 2004	201
Facilities acquired	38
Facilities consolidated (1)	(2)
Facilities sold	(1)

Balance – June 30, 2005	236

(1)	The Company operates two of the facilities owned as of December 31, 2004 as one facility and two of the facilities acquired in March 2005 as one facility.

4. LOANS PAYABLE

A summary of outstanding indebtedness of the Company as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Description	($ in thousands)
The $90,000 loan from Lehman Brothers Holdings, Inc. (“Lehman Capital”) to YSI I LLC requires interest only payments until November 2005 and monthly debt service payments of $517 per month from November 2005 through May 2010. Interest is paid at the fixed rate of 5.19% through May 2010. The loan is collateralized by first mortgage liens against 21 storage facilities of YSI I LLC, which had a net book value of $94,493 at June 30, 2005.	$90,000	$90,000

The $90,000 loan from Lehman Capital to YSI II LLC requires interest only payments until November 2005 and monthly debt service payments of $524 per month from November 2005 through January 2011. Interest is paid at the fixed rate of 5.325% through January 2011. The loan is collateralized by first mortgage liens against 18 storage facilities of YSI II LLC, which had a net book value of $95,881 at June 30, 2005.	90,000	90,000

The $90,000 loan from Lehman Brothers Bank, FSB (“Lehman Brothers Bank”) to YSI III LLC, requires interest only payments until November 2005 and monthly debt service payments of $511 per month from November 2005 through November 2009. Interest is paid at the fixed rate of 5.085% through November 2009. The loan is collateralized by first mortgage liens against 26 storage facilities of YSI III LLC, which had a net book value of $128,253 at June 30, 2005.	90,000	90,000

The $70,000 loan from Lehman Capital to Acquiport III requires payments of $548 per month which includes interest payable monthly at 8.16% per annum through November 1, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date. After October 31, 2006, the loan requires interest at the greater of 13.16% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by November 1, 2025. The loan is collateralized by first mortgage liens against 41 storage facilities of Acquiport III, which had a net book value of $112,043, and restricted cash (on defeased debt) of $3,489 at June 30, 2005.

	65,656	66,217

The $42,000 mortgage loan from Lehman Brothers Bank to USI II requires principal payments of $300 per month and interest at 7.13% per annum through December 11, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date. After December 10, 2006, the loan requires interest at the greater of 12.13% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by December 11, 2025. The loan is collateralized by first mortgage liens against all ten storage facilities of USI II, which had a net book value of $40,610 at June 30, 2005.

	39,508	39,878

	June 30, 2005	December 31, 2004
Description	($ in thousands)

The $7,700 mortgage loan from General Electric Capital Corporation to YSI IV LLC requires principal and interest payments of $52 per month at an interest rate of 8.63% per annum through July 2010, which is referred to in the loan agreement as the “maturity date.” The loan is collateralized by a first mortgage lien against one storage facility of YSI IV LLC, which had a net book value of $11,934 at June 30, 2005.	7,461	—

The $3,890 mortgage loan from General Electric Corporation to YSI V LLC requires principal and interest payments of $24 per month at an interest rate of 6.22% per annum through January 2014, which is referred to in the loan agreement the “maturity date”. The loan is collateralized by a first mortgage lien against one storage facility of YSI V LLC, which had a net book value of $6,040 at June 30, 2005	3,890	—

The other loans payable assumed in conjunction with the acquisition of facilities require interest payable monthly at fixed rates ranging from 7.71% to 8.43% per annum and a weighted average of 8.01% at June 30, 2005. These loans require monthly payments of principal and interest, are due from 2008 to 2009, contain covenants with respect to net worth and are collateralized by first mortgage liens against two facilities at June 30, 2005 with a net book value of $7,283.	4,357	4,401

The Operating Partnership has a $150,000 secured revolving credit facility with a group of banks led by Lehman Brothers, Inc. and Wachovia Capital Markets, LLC. The credit facility bears interest at a variable rate, which ranged from 4.84% to 4.99% at June 30, 2005, based upon a base rate or a Eurodollar rate plus in each case, a spread depending on the Company’s leverage ratio. This credit facility is scheduled to mature in October 2007, with an option to extend the term for one year at the Company’s option. The loan is collateralized by first mortgage liens against 116 storage facilities of the Operating Partnership, which had a net book value of $349,004 at June 30, 2005. This facility contains certain restrictive covenants on distributions and other financial covenants, all of which the Company was in compliance with as of June 30, 2005.

	98,500	—

Total	$489,372	$380,496

The annual principal payment requirements on the loans payable as of June 30, 2005 are ($ in thousands):

Year	Amount
2005 (remainder)	$1,573
2006	109,413
2007	103,966
2008	8,037
2009	90,569
2010 and Thereafter	175,814

Total	$489,372

5. MINORITY INTERESTS

Minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at June 30, 2005 and December 31, 2004, amounted to approximately 5% and 3%, respectively. In conjunction with the formation of the Company, certain former owners contributed properties to the Operating Partnership and received units in the Operating Partnership (“Units”) concurrently with the closing of the IPO. Limited partners who acquired Units in the Formation Transactions have the right, beginning October 27, 2005, to require the Operating Partnership to redeem part or all of their Units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the Units would have been redeemed if the Company had assumed and satisfied the Operating Partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the Operating Partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises, entities owned by the Company’s Chief Executive Officer and one of its trustees received an aggregate of 1,524,358 Units as of June 30, 2005, for six properties with a net historical basis of approximately $7.3 million.

6. RELATED PARTY TRANSACTIONS

In connection with the IPO the Company entered into option agreements with Rising Tide Development, a company owned and controlled by Robert J. Amsdell, the Company’s Chairman and Chief Executive Officer, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of June 30, 2005, of 12 facilities owned by Rising Tide Development, three facilities which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves an occupancy level of 85% at the end of the month, for three consecutive months. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s board of trustees. During the six months ended June 30, 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in Units and $10.6 million in cash after a price reduction of $1.7 million of consideration in May 2005. The price reduction resulted from a discovery that the calculation of the March purchase price was not made in accordance with the terms specified in the option agreement, which resulted in the overpayment. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company.

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

Effective October 27, 2004, YSI Management LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2005. Accounts receivable from Rising Tide Development at June 30, 2005 was approximately $0.5 million and is included in other assets. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms.

The Company engages, and the Predecessor engaged, Amsdell Construction, a company owned by Robert J. Amsdell, the Company’s Chief Executive Officer, and Barry L. Amsdell, a trustee of the Company, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction for the three and six months ended June 30, 2005 was approximately $0.1 million and $0.3 million, respectively. The total amount of payments incurred by the Predecessor to Amsdell Construction for the three and six months ended June 30, 2004 was $0.7 million and $ 1.5 million, respectively.

In March 2005, the Operating Partnership entered into an office lease agreement with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell, for office space of approximately 18,000 square feet at The Parkview Building, an approximately 40,000 square foot multi-tenant office building located at 6745 Engle Road, plus approximately 4,000 square feet of an 18,000 square foot office building located at 6751 Engle Road, which are both part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio. Airport Executive Park is owned by Amsdell and Amsdell. The new lease, which was effective as of January 1, 2005, replaced the original office lease, entered into in October 2004, between a subsidiary of the Operating Partnership and Amsdell and Amsdell and has a ten-year term, with one five-year extension option exercisable by the Operating Partnership. Under the Company’s Corporate Governance Guidelines, the Company’s disinterested trustees approved the terms of, and the entry into, the office lease by the Operating Partnership.

In June 2005, the Operating Partnership entered into another office lease agreement with Amsdell and Amsdell for additional office space of approximately 1,588 square feet of rentable space in The Parkview Building. This office lease was effective as of May 7, 2005 and has an approximately two-year term expiring on April 30, 2007. The Operating Partnership has the option to extend this office lease for an additional three-year period at the then prevailing market rate upon the same terms and conditions contained in this office lease. The fixed minimum rent under the terms of this office lease is $1,800 per month from June 1, 2005 to April 30, 2006, and $1,900 per month from May 1, 2006 to April 30, 2007. Under the Company’s Corporate Governance Guidelines, the Company’s disinterested trustees approved the terms of, and the entry into, the office lease by the Operating Partnership.

In June 2005, the Operating Partnership also entered into a month-to-month office lease agreement with Amsdell and Amsdell for office space of approximately 3,500 square feet of an office building located at 6779 Engle Road. The lease was effective as of May 1, 2005. The fixed minimum rent under the terms of the lease is $3,700 per month. Under the Company’s Corporate Governance Guidelines, the Company’s disinterested trustees approved the terms of, and the entry into, the month-to-month office lease agreement by the Operating Partnership.

The total of lease payments incurred under the three current office leases for the three and six months ended June 30, 2005 was approximately $0.1 million and $0.2 million, respectively.

The Company charters an aircraft from Aqua Sun Investments, L.L.C. (“Aqua Sun”), a company owned by Robert J. Amsdell and Barry L. Amsdell. The Company was under contract pursuant to a timesharing agreement to reimburse Aqua Sun at the rate of $1,250 for each hour of use of the aircraft and the payment of certain expenses associated with the use of the aircraft. The total amount incurred for such aircraft charters by the Company for the three and six months ended June 30, 2005 was approximately $0.1 million and $0.2 million, respectively. Effective June 30, 2005 the timesharing agreement was terminated and was replaced on July 1,

2005 with a Non-Exclusive Aircraft Lease Agreement. Under the Company’s Corporate Governance Guidelines, the Company’s disinterested trustees approved the terms of, and the entry into, the Non-Exclusive Aircraft Lease Agreement by the Operating Partnership. See Note 7 for a disclosure of the terms and conditions of the Non-Exclusive Aircraft Lease Agreement.

The Company engages Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services for its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three and six months ended June 30, 2005 were approximately $5,000.

The Company engages Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three and six months ended June 30, 2005 were approximately $26,000 and $56,000 respectively.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities that acquired common shares or Units in the IPO transactions received registration rights. Beginning as early as October 27, 2005, they will be entitled to require the Company to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.

7. SUBSEQUENT EVENTS

The Company completed the following transactions subsequent to June 30, 2005:

•	Entry into Aircraft Lease Agreement. In July 2005, the Operating Partnership entered into a Non-Exclusive Aircraft Lease Agreement with Aqua Sun pursuant to which the Operating Partnership may lease for corporate use from time to time an airplane owned by Aqua Sun (the “Aircraft Lease”). Under the terms of the Aircraft Lease, the Operating Partnership may lease use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the Operating Partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, has a one-year term and is automatically renewed for additional one-year periods unless terminated by either party. Either party may terminate the agreement with or without cause upon 60 days’ prior notice to the other party.

The Aircraft Lease replaces a timesharing agreement that was entered into as of October 22, 2004 between a subsidiary of the Company and an affiliate of Aqua Sun regarding use of the airplane, which agreement was terminated on June 30, 2005 by mutual agreement of the parties thereto. The timesharing agreement was scheduled to expire on October 21, 2005.

•	Acquisition of Arizona Storage Facility. In July 2005, the Company acquired one self-storage facility from Shurgard Storage for approximately $2.9 million in cash. The facility totals approximately 54,000 square feet and is located in Tempe, Arizona.

•	Acquisition of New Jersey Storage Facility. In July 2005, the Company acquired one self-storage facility from Self Storage Plus for approximately $16.8 million in cash. The facility totals approximately 106,000 square feet and is located in Clifton, New Jersey.

•

Acquisition of National Self Storage Facilities. In July 2005, the Company completed the acquisition of 66 self-storage facilities, four office parks and one mobile home park from various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. (“National Self Storage”) for an aggregate consideration of approximately $212.0 million. The consideration was comprised of approximately $61.5 million of Class B Units in the Operating Partnership, the assumption of approximately $80.8 million of outstanding debt by the Operating

Partnership, and approximately $69.7 million in cash. The purchase agreement includes a provision requiring the Company at the request of National Self Storage, to redeem under certain conditions a maximum of up to $40.0 million annually in Class B units in the Operating Partnership for a period of seven years. The redemption price is based on the trading price of the Company’s common shares 10 days before the redemption date. The purchase price allocation is preliminary and is based on currently available information and upon preliminary assumptions and estimates the Company believes are reasonable. The Company has acquired substantial debt at above market rates which will be revalued to respective fair market values upon finalization of the purchase price. Additionally, the fair value of the Class B units is approximately $10.0 million higher than the book value and will also be adjusted as part of purchase price allocation. The acquired portfolio totals approximately 3.6 million rentable square feet and includes self-storage facilities located in the Company’s existing markets in Southern California, Arizona and Tennessee and in new markets in Texas, Northern California, New Mexico, Colorado and Utah.

•	Entry into Lehman Brothers Mortgage Loan . In July 2005, YSI VI LLC (“YSI VI”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with Lehman Brothers Bank, FSB, as the lender, in the principal amount of $80.0 million. The mortgage loan, which is secured by 24 of the Company’s self-storage facilities, bears interest at 5.13% and matures in August 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YSI VI to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The Operating Partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

•	Entry into LaSalle Bank Mortgage Loan. In August 2005, YASKY LLC (“YASKY”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with LaSalle Bank National Association, as the lender, in the principal amount of $80.0 million. The mortgage loan, which is secured by 28 of the Company’s self-storage facilities, bears interest at 4.96% and matures in 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YASKY LLC to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The Operating Partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

•	Acquisition of Individual Properties. In August 2005, the Company acquired two self-storage facilities for approximately $8.2 million in cash. The facilities total approximately 74,000 square feet and are located in Elizabeth and Hoboken, New Jersey.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. Where appropriate, the following discussion includes analysis of the effects of the IPO, the Formation Transactions and related refinancing transactions and certain other transactions. The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section entitled “Business-Risk Factors” in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2004.

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

The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases. Therefore, the Company’s operating results depend materially on its ability to retain its existing customers and lease its available self-storage units to new customers while maintaining and, where possible, increasing its pricing levels. In addition, the Company’s operating results depend on the ability of its customers to make required rental payments to the Company. The Company believes that its decentralized approach to the management and operation of its facilities, which places an emphasis on local, market level oversight and control, allows it to respond quickly and effectively to changes in local market conditions by, where appropriate, increasing rents while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.

The Company experiences minor seasonal fluctuations in the occupancy levels of its facilities, which are generally slightly higher during the summer months due to increased moving activity.

In the future, the Company intends to focus on increasing its internal growth and selectively pursuing targeted acquisitions and developments of self-storage facilities. The Company intends to incur additional debt in connection with any such future acquisitions or developments.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements. These policies have not changed since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated and combined financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above-or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, to date, no intangible asset has been recorded for in-place, at market leases. Additionally, to date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent (less than one year).

Long-lived assets are reviewed when events or circumstances indicate there may be an impairment or at least annually for impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is considered if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. No impairment charges have been recognized through June 30, 2005.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on the Company’s financial statements if implemented.

Results of Operations

The following discussion of the results of operations should be read in conjunction with the consolidated and combined financial statements and the accompanying notes thereto. Historical results set forth in the consolidated and combined statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of the Three and Six Months Ended June 30, 2005 to the Three and Six Months Ended June 30, 2004

For purposes of the following comparison of operating results for the three and six months ended June 30, 2005 and 2004, the results of operations for the three and six months ended June 30, 2004 contain the results of operations of the Predecessor, which are presented using combined reporting.

Acquisition, Disposition and Development Activities

The comparability of the Company’s results of operation is significantly affected by development, redevelopment and acquisition activities in 2005 and 2004. At June 30, 2005 and 2004, the Company and the Predecessor owned 236 and 155 self-storage facilities and related assets, respectively.

The Company completed the following acquisitions and disposition during the six months ended June 30, 2005:

•	Acquisition of Option Facility. On January 5, 2005, the Company exercised its option to purchase the San Bernardino VII, California facility from Rising Tide Development, LLC (“Rising Tide Development”) (a related party) for the purchase price of $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million paid in units in the Operating Partnership.

•	Acquisition of Self-Storage Zone Facility. On January 14, 2005, the Company acquired one self-storage facility from Airpark Storage LLC in Gaithersburg, Maryland for consideration of $10.7 million,

consisting of $4.3 million in cash and $6.4 million of indebtedness. The purchase price allocation was finalized during the second quarter of 2005 for $11.8 million. The purchase price adjustment related primarily to a fair market value adjustment for debt.

•	Acquisition of Ford Storage Facilities. On March 1, 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million in cash.

•	Acquisition of A-1 Self-Storage Facilities. On March 15, 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of $21.7 million in cash. The Company now operates two of these facilities as one facility.

•	Acquisition of Option Facilities. On March 18, 2005, the Company exercised its option to purchase the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for consideration of $11.8 million, consisting of $6.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.0 million in units of the Operating Partnership. An adjustment to the purchase price was finalized during the second quarter of 2005 for $10.1 million and consisted of $6.8 million in cash and $3.3 million in units of the Operating Partnership after a price reduction of $1.7 million in May 2005.

•	Acquisition of Liberty Self-Stor Facilities. On April 5, 2005, the Company acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate purchase price of $34.0 million. The facilities total approximately 863,000 rentable square feet and are located in Ohio and New York.

•	Acquisition of Individual Storage Facilities. On April 5, 2005, the Company acquired three self storage facilities from two parties for an aggregate purchase price of $14.9 million in cash. The facilities total approximately 200,000 rentable square feet and are located in Texas (2 properties) and Florida (1 property).

•	Acquisition of A-1 Self-Storage Facility. On May 5, 2005, the Company acquired one self-storage facility from A-1 Self Storage for $6.4 million in cash. The facility totals approximately 48,000 rentable square feet and is located in New York.

•	Acquisition of Extra Closet Facilities. On May 24, 2005, the Company acquired two facilities from Extra Closet Facilities for an aggregate purchase price of $6.8 million in cash. The facilities total approximately 102,000 rentable square feet and are located in Illinois.

•	Disposition of Facility. On June 15, 2005, the Company sold one facility for $0.6 million, which approximated book value, related to the Liberty Acquisition. Revenues and the related results for operations, for the property sold, were insignificant to the Company’s total revenues and related results of operations for the quarter ended June 30, 2005.

The following table summarizes the number of self-storage facilities placed into service from December 31, 2004 through June 30, 2005:

Number of Self - Storage Facilities
Balance – December 31, 2004	201
Facilities acquired	38
Facilities consolidated (1)	(2)
Facilities sold	(1)

Balance – June 30, 2005	236

(1)	The Company operates two of the facilities owned as of December 31, 2004 as one facility and two of the facilities acquired in March 2005 as one facility.

A comparison of income from operations for the three and six months ended June 30, 2005 and 2004 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	($ in thousands)
REVENUES:
Rental income	$31,480	$20,261	$59,077	$39,752
Other property related income	2,304	946	4,422	1,979

Total revenues	33,784	21,207	63,499	41,731
OPERATING EXPENSES:
Property operating expenses	12,014	7,987	22,810	15,685
Depreciation	8,744	5,259	16,765	9,987
General and administrative	3,229	—	6,254	—
Management fees - related party	—	1,138	—	2,240

Total operating expenses	$23,987	$14,384	$45,829	$27,912
OPERATING INCOME	9,797	6,823	17,670	13,819
OTHER EXPENSE:
Interest expense	7,142	6,001	12,949	9,740
Loan procurement amortization expense	385	2,045	758	2,218
Other	(30)	—	(14)	—

Total other expense	$7,497	$8,046	$13,693	$11,958

INCOME (LOSS) BEFORE MINORITY INTEREST	$2,300	$(1,223)	$3,977	$1,861

Comparison of Operating Results for the Three Months Ended June 30, 2005 and 2004

Total Revenues

Rental income increased from $20.3 million for the three months ended June 30, 2004 to $31.5 million for the three months ended June 30, 2005, an increase of $11.2 million, or 55.4%. This increase is primarily attributable to (i) the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $1.5 million (see same-store discussion below).

Other property related income increased from $0.9 million for the three months ended June 30, 2004 to $2.3 million for the three months ended June 30, 2005, an increase of $1.4 million, or 143.6%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005.

Total Operating Expenses

Property operating expenses increased from $8.0 million for the three months ended June 30, 2004 to $12.0 million for the three months ended June 30, 2005, an increase of $4.0 million, or 50.4%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005, partially offset by a decrease in operating expenses from our pool of “same-store” facilities of approximately $0.6 million (see same-store discussion below).

Management fees of $1.1 million for the three months ended June 30, 2004 were replaced by general and administrative expense of $3.2 million for the three months ended June 30, 2005. This transition is attributable to the acquisition of the Predecessor’s management company, effective October 27, 2004, in connection with our IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.

General and administrative costs began with the Company’s IPO in October 2004. Therefore, general and administrative expenses increased from $0.0 for the three months ended June 30, 2004 to $3.2 million for the three months ended June 30, 2005. General and administrative costs replace management fees previously incurred by the Predecessor. General and administrative costs for the three months ended June 30, 2005 included expenses related to being a public company, including regulatory fees of the Public Company Accounting Oversight Board, audit fees, independent board of trustees fees, professional fees related to public company reporting requirements and investor relations costs.

Depreciation increased from $5.3 million for the three months ended June 30, 2004 to $8.7 million for the three months ended June 30, 2005, an increase of $3.4 million, or 66.3%. Approximately $3.2 million of the increase is attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005. The balance of the increase is attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004, which was partially offset by lower depreciation on fully-amortized equipment with lives significantly shorter than new buildings and improvements.

Interest expense increased from $6.0 million for the three months ended June 30, 2004 to $7.1 million for the three months ended June 30, 2005, an increase of $1.1 million, or 19.0%. The increase is primarily attributable to a higher amount of outstanding debt in 2005.

Loan procurement amortization expense decreased from $2.0 million for the three months ended June 30, 2004 to $0.4 million for the three months ended June 30, 2005, a decrease of $1.6 million, or 81.2%. This decrease is primarily attributable to significant loan procurement costs recorded in the second quarter of 2004 as a result of the Predecessor entering into a term loan in May 2004.

Comparison of the Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004

Total Revenues

Rental income increased from $39.8 million for the six months ended June 30, 2004 to $59.1 million for the six months ended June 30, 2005, an increase of $19.3 million, or 48.6%. This increase is primarily attributable to (i) the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $2.7 million (see same-store discussion below).

Other property related income increased from $2.0 million for the six months ended June 30, 2004 to $4.4 million for the six months ended June 30, 2005, an increase of $2.4 million, or 123.4%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005.

Total Operating Expenses

Property operating expenses increased from $15.7 million for the six months ended June 30, 2004 to $22.8 million for the six months ended June 30, 2005, an increase of $7.1 million, or 45.4%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004, and 38 facilities in the first half of 2005, partially offset by a decrease in operating expenses from our pool of “same-store” facilities of approximately $0.6 million (see same-store discussion below).

Management fees of $2.2 million for the six months ended June 30, 2004 were replaced by general and administrative expense of $6.3 million for the six months ended June 30, 2005. This transition is attributable to the acquisition of the Predecessor’s management company, effective October 27, 2004, in connection with our IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.

General and administrative costs began with the Company’s IPO in October 2004. Therefore, general and administrative expenses increased from $0.0 for the six months ended June 30, 2004 to $6.3 million for the six months ended June 30, 2005. General and administrative costs replace management fees previously incurred by the Predecessor. General and administrative costs for the six months ended June 30, 2005 included expenses related to being a public company, including regulatory fees of the Public Company Accounting Oversight Board and the SEC, audit fees, independent board of trustees fees, professional fees related to public company reporting requirements and investor relations costs.

Depreciation increased from $10.0 million for the six months ended June 30, 2004 to $16.8 million for the six months ended June 30, 2005, an increase of $6.8 million, or 67.9%. Approximately $5.7 million of the increase is attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005. The balance of the increase is attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004, which was partially offset by lower depreciation on fully-amortized equipment with lives significantly shorter than new buildings and improvements.

Interest expense increased from $9.7 million for the six months ended June 30, 2004 to $12.9 million for the six months ended June 30, 2005, an increase of $3.2 million, or 32.9%. The increase is primarily attributable to a higher amount of outstanding debt in 2005.

Loan procurement amortization expense decreased from $2.2 million for the six months ended June 30, 2004 to $0.8 million for the six months ended June 30, 2005, a decrease of $1.4 million, or 65.8%. This decrease is primarily attributable to significant loan procurement costs recorded in the second quarter of 2004 as a result of the Predecessor entering into a term loan in May 2004.

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

	Three months ended June 30,		Percent Change	Six months ended June 30,		Percent Change
	2005	2004		2005	2004
	($ in thousands)			($ in thousands)
Same-store revenues	$22,650	$21,207	6.8%	$44,445	$41,731	6.5%
Same-store property operating expenses	$7,389	$7,987	(7.5)%	$15,145	$15,685	(3.4)%
Non same-store revenues	$11,134	—		$19,054	—
Non same-store property operating expenses	$4,625	—		$7,665	—
Total revenues	$33,784	$21,207		$63,499	$41,731
Total property operating expenses	$12,014	$7,987		$22,810	$15,685
Number of facilities included in same-store analysis	154			154

Comparison of the Same-Store Results for the Three Months Ended June 30, 2005 and June 30, 2004.

Same-store revenues increased from $21.2 million for the three months ended June 30, 2004 to $22.7 million for the three months ended June 30, 2005, an increase of $1.5 million, or 6.8%. Approximately $0.6 million of this increase was attributable to increased occupancy and $0.9 million of this increase was attributable to increased rents.

Same-store property operating expenses decreased from $8.0 million for the three months ended June 30, 2004 to $7.4 million for the three months ended June 30, 2005, a decrease of $0.6 million, or 7.5%. This decrease was primarily attributable to lower building and landscaping maintenance. In addition, 2004 included expenses incurred relating to initiatives the Company undertook in anticipation of being a public company, including changing the logo at some of the facilities, advertising, and certain expenditures related to upgrading computer equipment and software.

Comparison of the Same-Store Results for the Six Months Ended June 30, 2005 and June 30, 2004.

Same-store revenues increased from $41.7 million for the six months ended June 30, 2004 to $44.4 million for the six months ended June 30, 2005, an increase of $2.7 million, or 6.5%. Approximately $1.0 million of this increase was attributable to increased occupancy and $1.7 million of this increase was attributable to increased rents.

Same-store property operating expenses decreased from $15.7 million for the six months ended June 30, 2004 to $15.1 million for the six months ended June 30, 2005, a decrease of $0.6 million or 3.4%. This decrease was primarily attributable to lower building and landscaping maintenance, partially offset by increased property taxes. In addition, 2004 included expenses incurred relating to initiatives the Company undertook in anticipation of being a public company, including, changing the logo at some of the facilities, advertising, and certain expenditures related to upgrading computer equipment and software.

Cash Flows

A comparison of cash flow operating, investing and financing activities for the six months ended June 30, 2005 and 2004 is as follows:

	Six months ended June 30,		Increase (Decrease)
	2005	2004
		($ in thousands)
Net cash provided by (used in):
Operating activities	$21,468	$16,994	$4,474
Investing activities	$(122,789)	$(2,788)	$120,001
Financing activities	$78,644	$(18,637)	$97,281

Comparison of Cash Flows for the Six Months Ended June 30, 2005 to the Six Months Ended June 30, 2004

Cash provided by operations increased from $17.0 million for the six months ended June 30, 2004 to $21.5 million for the six months ended June 30, 2005, an increase of $4.5 million. The increase is primarily related to the acquisition of 46 facilities in the fourth quarter of 2004 and 38 facilities in the first six months of 2005 as compared to the acquisition of no self-storage facilities in the first six months of 2004.

Cash used in investing activities increased from $2.8 million for the six months ended June 30, 2004 to $122.8 million for the six months ended June 30, 2005, an increase of $120.0 million. The increase is primarily attributable to the acquisition of 38 facilities in the first six months of 2005 as compared to the acquisition of no self-storage facilities in the first six months of 2004.

Cash provided by (used in) financing activities increased from $(18.6) million used in financing activities for the six months ended June 30, 2004 to $78.6 million provided by financing activities during the six months ended June 30, 2005, an increase of $97.3 million. This increase is primarily attributable to new borrowings on the Company’s revolving credit facility used to facilitate the purchase of self-storage facilities, partially offset by the payment of shareholder distributions in the first six months of 2005.

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

Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to management and investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the White Paper or that interpret the White Paper differently than we do. The following table sets forth the calculation of FFO (and a reconciliation to net income, the most directly comparable GAAP number):

	THE COMPANY	THE PREDECESSOR	THE COMPANY	THE PREDECESSOR
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	($ in thousands, except per share amounts)
Net income (loss)	$2,204	$(1,223)	$3,821	$1,861
Plus:
Depreciation	8,744	5,259	16,765	9,987
Minority interest	96	—	156	—

FFO - Operating Partnership	$11,044	$4,036	$20,742	$11,848

FFO - Allocable to minority interest	$490		$838

FFO - attributable to common shareholders	$10,554		$19,904

Weighted-average diluted shares outstanding	37,519,841		37,501,575

Funds from operations per share	$0.28		$0.53

Reconciliation of Dilutive Income per Share to Funds from Operations per Share:

Dilutive income per share	$0.06		$0.10
Adjustments:
Depreciation	0.23		0.45
Funds attributable to minority shareholders	(0.01)		(0.02)

Funds from operations per share	$0.28		$0.53

Liquidity and Capital Resources

As of June 30, 2005, the Company had total indebtedness outstanding of approximately $489.4 million, as compared to the $380.5 million of debt outstanding at December 31, 2004. These mortgages mature from November 2006 to January 2014. Each of these loans has customary restrictions on transfer or encumbrances of the mortgaged facilities.

In connection with the IPO, on October 27, 2004, the Operating Partnership entered into a three-year $150.0 million revolving credit facility, which had approximately $34.1 million available as of June 30, 2005. The facility is scheduled to mature on October 27, 2007, with the option to extend the maturity date to October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. The primary purpose of the facility is to fund the acquisition and development of self-storage facilities, to satisfy other short and long term liquidity needs, and for general working capital purposes. This facility contains certain restrictive covenants on distributions and other financial covenants, all of which the Company was in compliance with as of June 30, 2005. The revolving credit facility also has customary restrictions on transfer or encumbrances of the facilities that secure the loan.

Since June 30, 2005, the Company has entered into two additional fixed rate mortgage loans under which it borrowed an additional $160 million. Each of these loans is secured by certain of the Company’s storage facilities. The loans will be used primarily to fund acquisitions of additional properties by the Company, as well as to pay down amounts outstanding under the Company’s revolving credit facility. Both of these loans mature in August 2012 and contain customary restrictions on transfer or encumbrances of the facilities that secure the loans.

In connection with the Company’s acquisition of National Self-Storage, the purchase agreement related to the National acquisition includes a provision requiring the Company at the request of National Self Storage, to redeem under certain conditions a maximum of up to $40.0 million annually in Class B units in the Operating Partnership for a period of seven years. The redemption price is based on the trading price of the Company’s common shares 10 days before redemption date.

The Company’s cash flow from operations historically has been one its primary sources of liquidity to fund debt service, distributions and capital expenditures. The Company derives substantially all of its revenue from customers who lease space from the Company at its facilities. Therefore, the Company’s ability to generate cash from operations is dependent on the rents that the Company is able to charge and collect from its customers. While the Company believes that facilities in which the Company invests—self-storage facilities—are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect its cash flow from operations.

In order to qualify as a REIT for federal income tax purposes, the Company is required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis.

The nature of the Company’s business, coupled with the requirement that the Company distribute a substantial portion of its income on an annual basis, will cause the Company to have substantial liquidity needs over both the short term and the long term. The Company’s short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with its facilities, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that the Company incurs, will vary from year to year, in some cases significantly. For 2005 the Company expects to incur approximately 1.4 million of costs for recurring capital expenditures. The Company expects to meet its short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under its revolving credit facility.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2005 (based on a calendar year, dollars in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Loans Payable	$489,372	$1,573	$213,379	$98,606	$175,814
Contractual Capital Lease Obligations	90	19	71	—	—
Ground Leases and Third Party Office Lease	746	78	298	126	244
Related Party Office Lease	3,280	153	662	663	1,802
Employment Contracts	2,750	550	2,200	—	—

Total	$496,238	$2,373	$216,610	$99,395	$177,860

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

Effect of Changes in Interest Rates on our Outstanding Debt

As of June 30, 2005, the Company had approximately $98.5 million of variable rate debt outstanding (representing approximately 20% of its total debt). Based upon the balances outstanding on variable rate debt at June 30, 2005, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $1.0 million annually. The Company does not currently use derivative financial instruments to reduce its exposure to changes in interest rates.

As of June 30, 2005, the Company had approximately $390.9 million of fixed rate debt outstanding (representing approximately 80% of total debt). A change in the interest rates on fixed rate debt generally impacts the fair market value of its debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based upon current lending rates, assuming debt is outstanding through maturity or expected refinancing dates. At June 30, 2005, the fair value of the Company’s long term fixed rate debt was estimated to be $386.7 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $12.7 million at June 30, 2005. A 100 basis point decrease in interest rates would result in an increase in the fair value of this fixed rate debt of approximately $13.4 million at June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.

In the course of the evaluation, management considered the material weakness in its internal control over financial reporting discussed below, as well as the changes implemented in response thereto, also discussed below. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the changes implemented to the Company’s internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

Changes in Internal Control Over Financial Reporting

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, the Company discovered that the calculation of the purchase price for the two option properties acquired from Rising Tide Development on March 18, 2005 was not made in accordance with the terms specified in the option agreement, which resulted in an overpayment by the Company of approximately $1.7 million of consideration for those two properties. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company. In connection with its review of the Company’s interim financial statements for the quarter ended March 31, 2005, the Company’s independent registered public accounting firm determined that the aforementioned deficiency constituted a material weakness in the Company’s internal control over financial reporting.

In order to address the material weakness, during the quarter ended June 30, 2005 the Company implemented changes in its internal control over financial reporting relating to transactions with Rising Tide Development that are designed to ensure that an accurate determination of the purchase price is made prior to the acquisition of an option facility by the Company, including an independent review of the purchase price calculation made in connection with option exercises under the option agreement. Additionally, the Company established and implemented similar internal controls governing all related party transactions, including, but not limited to, office leases and aircraft use. In light of the aforementioned changes, the Company believes that as of June 30, 2005 it has remediated this weakness.

Other than as described above, there have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company completed its IPO in October 2004 and, in connection with being a public company, the Company continues the process of reviewing its polices and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 31, 2005, holders of the Company’s common shares elected Robert J. Amsdell, Barry L. Amsdell, Thomas A. Commes, John C. Dannemiller, William M. Diefenderfer III, Harold S. Haller and David J. LaRue as trustees to serve one year terms expiring at the 2006 Annual Meeting of Shareholders.

Following are the final results of the votes cast:

	For	Withheld
Robert J. Amsdell	34,572,874	675,966
Barry L. Amsdell	32,905,300	2,343,540
Thomas A. Commes	34,631,590	617,250
John C. Dannemiller	35,062,799	186,041
William M. Diefenderfer	32,508,371	2,680,469
Harold S. Haller	35,061,399	187,441
David J. LaRue	34,631,090	617,750

ITEM 6. EXHIBITS

10.1	*†	U-Store-It Trust Deferred Trustees Plan, incorporated by reference to Exhibit 10.1 to the Company’s current report on Form 8-K filed June 6, 2005

10.2		Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P.

10.3		Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P.

10.4		Non-Exclusive Aircraft Lease Agreement dated July 1, 2005 by and between Aqua Sun Investments, L.L.C. and U-Store-It, L.P.

10.5		Amendment to Purchase and Sale Agreement, dated May 31, 2005 by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. named therein.

10.6		Second Amendment to Purchase and Sale Agreement, dated July 5, 2005 by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. named therein.

10.7		Third Amendment to Purchase and Sale Agreement, dated July 20, 2005 by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. named therein.

31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1		Acknowledgement and Agreement of Adjustment to Acquisition Consideration, dated May 14, 2005 by and between Rising Tide Development, LLC and U-Store-It, L.P.

*	Incorporated herein by reference as above indicated
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2005

U-STORE-IT TRUST

By:	/S/ STEVEN G. OSGOOD
Steven G. Osgood, President and Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer of Registrant)