Form 10-Q
period 2005-09-30
U-Store-It Trust
filed 2005-11-14
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of common shares outstanding of the Registrant as of November 14, 2005 was 57,010,162

U-STORE-IT TRUST

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29
Part II. OTHER INFORMATION
Item 6. Exhibits	30
EX-10.1 Loan Agreement
EX-10.2 Loan Agreement
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO and CFO
Note that the financial statements covered in this report for the three and nine months ended September 30, 2004 contain the results of operations and financial condition of Acquiport/Amsdell (the “Predecessor”) prior to the consummation of U-Store-It Trust’s initial public offering and various formation transactions. In addition, the financial statements covered in this report contain the results of operations and financial condition of U-Store-It Trust (“we”, “us”, “our” or the “Company”) for the three and nine months ended September 30, 2005.
The Predecessor was comprised of the following entities: U-Store-It, L.P. (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC and USI II, LLC (“USI II”). The Predecessor also included three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL, which were contributed to U-Store-It, L.P. in connection with U-Store-It Trust’s initial public offering. All intercompany balances and transactions are eliminated in consolidation and combination. At September 30, 2005, U-Store-It Trust owned 323 storage facilities and at September 30, 2004, the Predecessor owned 155 storage facilities.

Forward-Looking Statements
     This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations which may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Future events and actual results, performance, transactions or achievements, financial or otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:
•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which the Company operates;

•	the execution of the Company’s business plan;

•	financing risks;

•	increases in interest rates and operating costs;

•	the Company’s ability to maintain its status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	acquisition and development risks;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports the Company files with the Securities and Exchange Commission (the “SEC”) or in other documents that it publicly disseminates.
The Company undertakes no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)
CONSOLIDATED BALANCE SHEETS
(unaudited)
($ in thousands, except par value amounts)

	September 30,	December 31,
	2005	2004
ASSETS
Storage facilities—net	$1,141,895	$729,155
Cash and cash equivalents	14,814	28,485
Restricted cash	15,484	7,211
Loan procurement costs—net	8,993	7,624
Other assets	10,946	3,399

TOTAL ASSETS	$1,192,132	$775,874

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Revolving credit facility	$108,300	$—
Loans payable	632,660	380,496
Capital lease obligations	72	156
Accounts payable and accrued expenses	18,557	10,958
Distributions payable	10,498	7,532
Rents received in advance	8,436	5,835
Security deposits	741	455

Total Liabilities	779,264	405,432
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST	14,799	11,062

CONDITIONALLY REDEEMABLE OPERATING PARTNERSHIP UNITS	64,158	—

SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 37,345,162 issued and outstanding	373	373
Additional paid in capital	399,312	396,662
Retained deficit	(65,753)	(37,430)
Unearned share grant compensation	(21)	(225)

Total shareholders’ equity	333,911	359,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,192,132	$775,874

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(unaudited)
($ and shares in thousands, except per share data)

		THE		THE
	THE COMPANY	PREDECESSOR	THE COMPANY	PREDECESSOR

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
REVENUES:
Rental income	$38,561	$21,277	$97,638	$61,029
Other property related income	2,742	1,004	7,164	2,983

Total revenues	41,303	22,281	104,802	64,012
OPERATING EXPENSES:
Property operating expenses	14,662	7,879	37,472	23,564
Depreciation	10,868	5,322	27,633	15,309
General and administrative	3,686	—	9,940	—
Management fees—related party	—	1,185	—	3,425

Total operating expenses	29,216	14,386	75,045	42,298
OPERATING INCOME	12,087	7,895	29,757	21,714
OTHER EXPENSE:
Interest expense	(9,706)	(7,298)	(22,655)	(17,038)
Loan procurement amortization expense	(570)	(2,935)	(1,328)	(5,153)
Other	49	67	63	67

Total other expense	(10,227)	(10,166)	(23,920)	(22,124)
INCOME (LOSS) BEFORE MINORITY INTEREST	1,860	(2,271)	5,837	(410)
MINORITY INTEREST	(195)	—	(351)	—

NET INCOME (LOSS)	$1,665	$(2,271)	$5,486	$(410)

Basic income per share	$0.04		$0.15
Diluted income per share	$0.04		$0.15

Weighted-average basic common shares outstanding	37,492		37,492

Weighted-average diluted shares outstanding	37,634		37,554

Distributions declared per share of common stock	$0.28		$0.84

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Nine Months Ended September 30, 2005
(unaudited)
($ and shares in thousands)

	Common Shares
			Additional	Unearned
			Paid in	Share Grant
	Number	Amount	Capital	Compensation	Retained Deficit	Total
Balance at December 31, 2004	37,345	$373	$396,662	$(225)	$(37,430)	$359,380

Amortization of restricted shares	—	—	—	204	—	204

Share compensation expense	—	—	405	—	—	405

Net income	—	—	—	—	5,486	5,486

Accretion of Operating Partnership units	—	—	—	—	(2,316)	(2,316)
Adjustment for minority interest in operating partnership	—	—	2,245	—	—	2,245

Distributions	—	—	—	—	(31,493)	(31,493)

Balance at September 30, 2005	37,345	$373	$399,312	$(21)	$(65,753)	$333,911

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(unaudited)
($ in thousands)

	THE COMPANY	THE PREDECESSOR
	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,486	$(410)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	28,961	20,462
Asset impairment	2,288	—
Insurance recovery	(2,288)	—
Equity compensation expense	609	—
Minority interest in net income of subsidiaries	351	—
Gain on sale of assets	(10)	—
Changes in other operating accounts:
Other assets	(4,932)	(429)
Accounts payable and accrued expenses	6,214	3,817
Other liabilities	231	—

Net cash provided by operating activities	36,910	23,440
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions and improvements to storage facilities	(279,099)	(2,068)
Proceeds from sale of asset	561	583
Increase in restricted cash	(5,782)	(2,270)

Net cash used in investing activities	(284,320)	(3,755)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Revolving credit facility	176,800	—
Loans payable	160,000	424,500
Notes payable—related parties	—	3,961
Principal Payments on:
Revolving credit facility	(68,500)	(4,099)
Loans payable	(2,132)	(142,462)
Notes payable related parties	—	(1,661)
Capital lease obligations	(84)	(192)
Shareholder distributions	(28,527)	—
Minority interest distributions	(1,121)	—
Cash distributions to owners	—	(17,056)
Loan procurement costs	(2,697)	(8,683)
Cash contributions from owners	—	56
Loan made to owners	—	(277,152)

Net cash provided by (used in) financing activities	233,739	(22,788)

NET DECREASE IN CASH	(13,671)	(3,103)
CASH—Beginning of period	28,485	7,503

CASH—End of period	$14,814	$4,400

Supplemental disclosure of non-cash investing and financing activities:
Storage facilities acquired through the issuance of limited partnership units in the operating partnership	$68,594	—

Storage facilities acquired through the assumption of mortgage loans	$94,296	—

Other assets and liabilities (net) acquired as part of storage facility acquisitions	$1,223	—

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)
NOTES TO UNAUDITED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
1. ORGANIZATION
     U-Store-It Trust was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (which entities and trusts are referred to herein as the “Amsdell Entities”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares (including 3,750,000 shares sold pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, generating gross proceeds of $460.0 million. The IPO resulted in net proceeds to the Company, after deducting underwriting discount and commission, financial advisory fees and expenses of the IPO, of approximately $425.0 million. As a result of the mergers, the IPO and the formation transactions, the Company owns the sole general partner interest in U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the IPO (the “Operating Partnership”), and approximately 87.8% of the aggregate partnership interests in the Operating Partnership at September 30, 2005. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a REIT for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the Operating Partnership and its subsidiaries.
     The financial statements covered in this report represent the results of operations and financial condition of the Predecessor prior to the IPO and the formation transactions, and of the Company, for the three and nine months ended September 30, 2005. The Predecessor was not a legal entity but rather a combination of certain real estate entities and operations as described below. Concurrent with the consummation of the IPO, the Company and the Operating Partnership, together with the partners and members of affiliated partnerships and limited liability companies of the Predecessor and other parties which held direct or indirect ownership interests in the properties, completed certain formation transactions (the “Formation Transactions”). The Formation Transactions were designed to (i) continue the operations of the Operating Partnership; (ii) acquire the management rights with respect to the Predecessor’s existing facilities and three facilities contributed to the Operating Partnership by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise the necessary capital for the Operating Partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities acquired by the Operating Partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the IPO; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities that were contributed to the Operating Partnership. These Formation Transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the SEC in connection with the IPO.
2. SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation -The accompanying unaudited consolidated and combined financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 001-32324), as certain footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

     Minority Interest and Conditionally Redeemable Operating Partnership Units - Conditionally redeemable Operating Partnership units represent the units issued in connection with the National Self Storage transaction (the “Conditionally Redeemable Operating Partnership Units” or “National Self Storage Units”) (See Note 3 and Note 6 for a discussion of the National Self Storage transaction). Minority interest represents all of the issued and outstanding Operating Partnership units other than the National Self Storage Units (the “Operating Partnership Units”). Income is allocated to the holders of the Operating Partnership units and the National Self Storage Units based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, change when additional units are issued. Such changes result in an allocation between stockholders’ equity and minority interest in the accompanying consolidated balance sheets. The Company has presented a single net effect of all capital transactions for the period as the “Adjustment for Minority Interest in Operating Partnership” (rather than separately allocating the minority interest for each individual capital transaction). The Company has elected to accrete changes in the redemption value of the National Self Storage Units over the period from the date of issuance to the earliest redemption date (one-year from the date of initial issuance) on a pro rata basis.
3. STORAGE FACILITIES
     The following summarizes the real estate assets of the Company as of:

	September 30,	December 31,
	2005	2004
Description	($ in thousands)

Land	$266,960	$136,168
Buildings and improvements	897,397	635,718
Equipment	126,724	79,742

Total	1,291,081	851,628
Less accumulated depreciation	(149,186)	(122,473)

Storage facilities—net	$1,141,895	$729,155

The Company completed the following acquisitions and disposition during the nine months ended September 30, 2005:
•	Acquisition of Option Facility. On January 5, 2005, the Company purchased the San Bernardino VII, California facility from Rising Tide Development, LLC (“Rising Tide Development”) (a related party) for approximately $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million in units in the Operating Partnership.

•	Acquisition of Gaithersburg, MD Facility. On January 14, 2005, the Company acquired one self-storage facility in Gaithersburg, Maryland for consideration of approximately $10.7 million, consisting of $4.3 million in cash and the assumption of $6.4 million of indebtedness. The purchase price was adjusted during the second quarter of 2005 to $11.8 million, primarily as a result of the fair market value adjustment for debt.

•	Acquisition of Ford Storage Portfolio. On March 1, 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million.

•	Acquisition of A-1 Self Storage Portfolio. On March 15, 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of approximately $21.7 million. The Company now operates two of these facilities as one facility. On May 5, 2005, the Company acquired an additional self-storage facility from A-1 Self Storage for approximately $6.4 million in cash. The facility contains approximately 30,000 rentable square feet and is located in New York.

•	Acquisition of Option Facilities. On March 18, 2005, the Company purchased the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for consideration of $11.8 million, consisting of $6.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.0 million in units of the Operating Partnership. An adjustment to the purchase price was finalized during the second quarter of 2005, resulting in a revised purchase price of approximately $10.1 million, which consisted of $6.8 million in cash and $3.3 million in units of the Operating Partnership after a price reduction of $1.7 million in May 2005.

•	Acquisition of Liberty Self-Stor Portfolio. On April 5, 2005, the Company acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate purchase price of $34.0 million. The facilities total approximately 926,000 rentable square feet and are located in Ohio and New York. On June 15, 2005, the Company sold one of these facilities, containing approximately 17,000 square feet, for approximately $0.6 million.

•	Acquisition of Frisco I & II, TX and Ocoee, FL Facilities. In April 2005, the Company acquired three self-storage facilities from two parties for consideration of approximately $14.9 million. The final purchase price was adjusted during the second quarter 2005 to $15.2 million primarily as a result of the fair market value adjustment of debt. These facilities total approximately 199,000 rentable square feet and are located in Texas (2 facilities) and Florida (1 facility).

•	Acquisition of Extra Closet Facilities. On May 24, 2005, the Company acquired two facilities from Extra Closet for an aggregate purchase price of approximately $6.8 million. These facilities total approximately 99,000 rentable square feet and are located in Illinois.

•	Acquisition of Tempe, AZ Facility. On July 11, 2005, the Company acquired one self-storage facility, located in Tempe, AZ, for a purchase price of approximately $2.9 million. This facility contains approximately 54,000 rentable square feet.

•	Acquisition of Clifton, NJ Facility. On July 15, 2005, the Company acquired one self-storage facility, located in Clifton, NJ, for a purchase price of $16.8 million. This facility contains approximately 106,000 rentable square feet.

•	Acquisition of National Self Storage Portfolio. On July 26, 2005, the Company completed the acquisition of 71 self-storage facilities from various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. (“National Self Storage”) for an aggregate consideration of approximately $212.0 million. The final purchase price was adjusted to $214.5 million during the third quarter primarily as a result of the fair market value adjustment to debt. The final purchase price consisted of approximately $61.8 million of units in the Company’s Operating Partnership (consisting of approximately 8.6% of the units in the Company’s Operating Partnership as of July 31, 2005), the assumption of approximately $83.0 million of outstanding debt, including the fair market value adjustment of debt, by the Company’s Operating Partnership, and approximately $69.7 million in cash. These facilities total approximately 3.7 million rentable square feet and include self-storage facilities located in the Company’s existing markets in Southern California, Arizona and Tennessee and in new markets in Texas, Northern California, New Mexico, Colorado and Utah. The Company now operates two of these facilities as one facility.

•	Acquisition of Elizabeth, NJ and Hoboken, NJ Facilities. On August 4, 2005, the Company acquired two self-storage facilities, one located in Elizabeth, NJ and one in Hoboken, NJ, for an aggregate purchase price of approximately $8.2 million. These facilities total approximately 74,000 rentable square feet.

•	Acquisition of Colorado Portfolio. On September 22, 2005, the Company acquired seven self-storage facilities located in Colorado for an aggregate purchase price of $19.5 million. These facilities total approximately 317,000 rentable square feet.

•	Acquisition of Miami, Florida Facilities. On September 27, 2005, the Company acquired two self-storage facilities located in Miami, Florida for an aggregate purchase price of $17.8 million. These facilities total approximately 151,000 rentable square feet. The Company now operates these two facilities as one facility.

•	Acquisition of Pensacola, Florida Facility. On September 27, 2005, the Company acquired one self-storage facility located in Pensacola, Florida for a purchase price of approximately $7.9 million. This facility contains approximately 79,000 rentable square feet.

•	Acquisition of Texas Portfolio. On September 27, 2005, the Company acquired four self-storage facilities located in Texas, for an aggregate purchase price of $15.6 million. These facilities total approximately 227,000 rentable square feet. The Company also has agreed to acquire from this seller an additional eight self-storage facilities, for an aggregate purchase price of approximately $46.2 million, which the Company expects to acquire during the first half of 2006.
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

     The following table summarizes the number of self-storage facilities placed into service from December 31, 2004 through September 30, 2005:

Number of Self-
Storage Facilities
Balance — December 31, 2004	201
Facilities acquired	127
Facilities consolidated (1)	(4)
Facilities sold	(1)

Balance — September 30, 2005	323

      (1)The Company operates two of the facilities owned as of December 31, 2004 as one facility and six of the facilities acquired in 2005 as three facilities.
4. REVOLVING CREDIT FACILITY
     As of September 30, 2005 the Company, and its Operating Partnership, had a three-year $150 million secured revolving credit facility, for which the outstanding balance at September 30, 2005 and December 31, 2004, was $108.3 million and $0.0 million, respectively. The credit facility bears interest at a variable rate which ranged from 5.85% to 7.88% at September 30, 2005 based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. This credit facility is scheduled to terminate on October 27, 2007, with an option for the Company to extend the termination date to October 27, 2008. The credit facility is secured by certain of our self-storage facilities and requires that we maintain a minimum “borrowing base” of properties. As of September 30, 2005 and December 31, 2004, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $235.5 million and $242.0 million, respectively. This facility contains certain restrictive covenants on distributions and other financial covenants, all of which the Company was in compliance with as of September 30, 2005.
5. LOANS PAYABLE
     On July 19, 2005, YSI VI LLC (“YSI VI”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with Lehman Brothers Bank, FSB, as the lender, in the principal amount of $80.0 million. The mortgage loan, which is secured by 24 of the Company’s self-storage facilities, bears interest at 5.13% and matures in August 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YSI VI to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The Operating Partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     On July 26, 2005, as part of the National Self Storage acquisition, the Operating Partnership assumed certain mortgage indebtedness totaling approximately $80.8 million, which indebtedness is secured by 69 of the Company’s self-storage facilities, bears interest at rates ranging from 6.02% to 8.60% and matures on dates ranging from 2007 through 2014. Since a portion of the debt was assumed at above market rates, the assumed debt was adjusted as part of the purchase price allocation during the third quarter of 2005, to a fair market value of approximately $83.0 million at effective interest rates ranging from 5.00% to 5.59%. Additionally, as part of the National Self Storage acquisition, the Company assumed an obligation to enter into a multi-facility fixed rate mortgage loan in July 2005 in the principal amount of up to $72.5 million. Approximately $40.2 million of the $72.5 million of the proceeds will be used to pay down the $83.0 million of the assumed debt, with the remainder of the proceeds to be recorded as cash. The Company closed on this loan in November 2005 (See Note 11). The mortgage loans will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. The mortgage loans require the Company to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The Operating Partnership is a guarantor under these mortgage loans with respect to certain exceptions to the non-recourse provisions of the loans.

     On August 4, 2005, YASKY LLC (“YASKY”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with LaSalle Bank National Association, as the lender, in the principal amount of $80.0 million. The mortgage loan, which is secured by 28 of the Company’s self-storage facilities, bears interest at 4.96% and matures in September 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YASKY to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The Operating Partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     The Company’s mortgage loans are summarized as follows:

	September 30,	December 31,
	2005	2004
	($ in thousands)
8.16% loans due November 2006	$65,386	$66,217
7.13% loans due November 2006	39,326	39,878
5.085% loans due November 2009	90,000	90,000
5.19% loans due May 2010	90,000	90,000
5.325% loans due January 2011	90,000	90,000
5.13% loans August 2012	80,000	—
4.96% loans September 2012	80,000	—
Other fixed rate mortgage loans payable with maturity dates ranging from October 2005 through January 2014 at effective interest rates ranging from 5.00% to 8.43%, reflecting 51 mortgage loans at September 30, 2005 and two mortgage loans at December 31, 2004	97,948	4,401

Total	$632,660	$380,496

     As of September 30, 2005, and December 31, 2004, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $905 million and $487 million, respectively.
     The following table presented below represents the future principal payment requirements on the outstanding mortgage loans at September 30, 2005:

Year	Amount
($ in thousands)
2005	$41,209
2006	110,826
2007	11,878
2008	15,480
2009	92,679
2010 and thereafter	360,588

$632,660

6. MINORITY INTERESTS AND CONDITIONALLY REDEEMABLE OPERATING PARTNERSHIP UNITS
     OP Minority Interests and Conditionally Redeemable Operating Partnership Units relate to the interests in the Operating Partnership that are not owned by the Company, which, at September 30, 2005 and December 31, 2004, amounted to approximately 12% and 3%, respectively.
     In conjunction with the National Self Storage acquisition, National Self Storage received 3,674,497 Operating Partnership units. As provided in the partnership agreement of the Operating Partnership, these units are redeemable by the unitholders for cash or, at the Company’s option, common shares, beginning one year after the date of issuance (i.e., beginning in July 2006), on a one-for-one basis. The purchase agreement related to the National Self Storage acquisition also included a provision which granted the sellers a special redemption right permitting the sellers, under certain circumstances, beginning one year after issuance of the units and for a period of seven years from the date of the closing, to redeem a portion of their units by requiring the Company to purchase, and simultaneously transfer to them, real estate properties to be identified by them with a purchase price equal to the fair value of such units redeemed (the “Special Redemption Right”). As discussed in Note 11, on October 25, 2005, the sellers agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the Operating Partnership under the purchase agreement).
     The units issued to National Self Storage are considered conditionally redeemable because they are redeemable at the option of the holder with no specified or determinable redemption date. The units have no preference to the Company’s other outstanding Operating Partnership units. Under the provisions of the Emerging Issues Task Force (“EITF”) Classification and Measurement of Redeemable Securities, D-98R (“EITF D-98R”), the Company has classified these units as a separate minority interest line item (“Conditionally Redeemable Operating Partnership Units”) and elected the accretion method under EITF D-98R to record increases or decreases in the redemption value of such units as an adjustment to retained earnings over the period from the date of issuance to the earliest redemption date. The amount of accretion for the quarter ended September 30, 2005 was $2.3 million.
     Limited partners have the right, one year after issuance, to require the Operating Partnership to redeem part or all of their Operating Partnership units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the units would have been redeemed if the Company had assumed and satisfied the Operating Partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice.
7. RELATED PARTY TRANSACTIONS
     In connection with the IPO the Company entered into option agreements with Rising Tide Development, a company owned and controlled by Robert J. Amsdell, the Company’s Chairman and Chief Executive Officer, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of September 30, 2005, of 13 facilities owned by Rising Tide Development, two facilities which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves an occupancy level of 85% at the end of the month, for three consecutive months. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s board of trustees. During the nine months ended September 30, 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in Units and $10.6 million in cash after a price reduction of $1.7 million of consideration in May 2005. The price reduction resulted from a discovery that the calculation of the March purchase price was not made in accordance with the terms specified in the option agreement, which resulted in the overpayment. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company.
     The Predecessor’s self-storage facilities were operated by U-Store-It Mini Warehouse Co. (the “Property Manager”), which was affiliated through common ownership with Amsdell Partners, Inc., High Tide Limited Partnership, and Amsdell Holdings I, Inc. Pursuant to the relevant property management agreements, Acquiport I and Acquiport III paid the Property Manager monthly management fees of 5.35% of monthly gross rents (as defined in the related management agreements); USI II paid the Property Manager a monthly management fee of 5.35% of USI II’s monthly effective gross income (as defined in the related management agreements); and the owners of the Lake Worth, FL, Lakewood, OH, and Vero Beach I, FL facilities paid the Property Manager monthly management fees of 6% of monthly gross receipts through October 21, 2004, and 5.35% thereafter (as defined in the related management agreements). Effective October 27, 2004 upon acquisition of the Property Manager, the management contract with U-Store-It Mini Warehouse Co. was terminated and a new management agreement was entered into with YSI Management, LLC. Beginning October 27, 2004 management fees relating to our wholly-owned subsidiaries are eliminated in consolidation.
     Effective October 27, 2004, YSI Management LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2005. Accounts receivable from Rising Tide Development at September 30, 2005 was approximately $0.3 million and is included in other assets. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms.
     The Company engages, and the Predecessor engaged, Amsdell Construction, a company owned by Robert J. Amsdell, the Company’s Chief Executive Officer, and Barry L. Amsdell, a trustee of the Company, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction for the three and nine months ended September 30, 2005 was $0.0 million and $0.3 million, respectively. The total amount of payments incurred by the Predecessor to Amsdell Construction for the three and nine months ended September 30, 2004 was $0.4 million and $1.7 million, respectively.
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
     The total of lease payments incurred under the three current office leases for the three and nine months ended September 30, 2005 was approximately $0.1 million and $0.3 million, respectively.
     The Company charters an aircraft from Aqua Sun Investments, L.L.C. (“Aqua Sun”), a company owned by Robert J. Amsdell and Barry L. Amsdell. The Company was under contract pursuant to a timesharing agreement to reimburse Aqua Sun at the rate of $1,250 for each hour of use of the aircraft and the payment of certain expenses associated with the use of the aircraft. As described in the paragraph below, effective June 30, 2005 the timesharing agreement was terminated by mutual agreement of the parties thereto and was replaced on July 1, 2005 with a non-exclusive aircraft lease agreement with Aqua Sun (the “Aircraft Lease”). The Company’s disinterested trustees approved the terms of, and the entry into, the non-exclusive aircraft lease agreement by the Operating Partnership.
     Under the Aircraft Lease with Aqua Sun, the Operating Partnership may lease for corporate use from time to time an airplane owned by Aqua Sun. Under the terms of the Aircraft Lease, the Operating Partnership may lease use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the Operating Partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, has a one-year term and is automatically renewed for additional one-year periods unless terminated by either party. Either party may terminate the agreement with or without cause upon 60 days’ prior notice to the other party. The total amount incurred for such aircraft charters described above by the Company for the three and nine months ended September 30, 2005 was approximately $0.1 million and $0.3 million, respectively.
     The Company engages Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three and nine months ended September 30, 2005 were approximately $17,000 and $22,000, respectively.
     The Company engages Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The total payments incurred by the Company to Deborah Dunlevy Designs for the three and nine months ended September 30, 2005 were approximately $0 and $56,000, respectively.
     Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (the “Amsdell Entities”) that acquired common shares or Operating Partnership units in the formation transactions which took place at the time of the IPO received certain registration rights. An aggregate of approximately 9.7 million common shares acquired in the formation transactions are subject to a registration rights agreement (including approximately 1.1 million shares issuable upon redemption of approximately 1.1 million Operating Partnership units issued in the formation transactions). Beginning as early as January 2006, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities will be entitled to require the Company to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.
     In addition, Rising Tide Development received registration rights with respect to the Operating Partnership units it received in connection with the Company’s acquisition of three option facilities. An aggregate of approximately 0.4 million common shares (which shares are issuable upon redemption of approximately 0.4 million Operating Partnership units issued in connection with the Company’s option exercises) are subject to a registration rights agreement. Beginning as early as January 2006, Rising Tide Development will be entitled to require the Company to register approximately 0.2 million of such common shares for public sale subject to certain exceptions, limitations and conditions precedent. Rising Tide Development will be entitled to require the Company to register the remaining approximately 0.2 million common shares for public sale, subject to certain exceptions, limitations and conditions precedent, beginning as early as March 2006.
8. COMMITMENTS AND CONTINGENCIES
     On August 24, 2005 the Company declared a dividend of $0.28 per share to holders of record as of October 10, 2005. The Company accrued an obligation for a dividend of $10.5 million for the shares outstanding as of September 30, 2005. Additionally, in connection with the closing of the Company’s common equity offering on October 7, 2005 the Company is obligated to pay additional dividends of approximately $5.5 million pertaining to the shares issued in such offering. Since the offering was not complete as of September 30, 2005, the obligation for these dividends have not been recognized as a liability in the Company’s balance sheet.
9. PRO FORMA FINANCIAL INFORMATION
     During the nine months ended September 30, 2005, the Company acquired 123 net self-storage facilities for an aggregate purchase price of approximately $431.4 million as described in Note 3. Additionally, the Company acquired 46 self-storage facilities in 2004 subsequent to the Company’s IPO for an aggregate purchase price of approximately $221.8 million.
     The unaudited condensed consolidated pro forma financial information set forth below reflect adjustments to the Company’s historical financial data to give effect to the following as if each had occurred on January 1, 2004: (i) the IPO and the formation transactions that took place at the time of the IPO and (ii) the acquisition and financing transactions completed from the time of the IPO through September 30, 2005.
     The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

	For the Three Months Ended September 30,
	2005	2004
	($ in thousands, except per share data)
Pro forma total revenues	$44,319	$42,820
Pro forma net income	$1,975	$603
Pro forma diluted earnings per share	$0.05

	For the Nine Months Ended September 30,
	2005	2004
	($ in thousands, except for share data)
Pro forma total revenues	$128,833	$121,276
Pro forma net income	$5,956	$6,171
Pro forma diluted earnings per share	$0.16

10. ASSET IMPAIRMENT AND INSURANCE RECOVERY
     As a result of hurricanes that occurred during the three months ended September 30, 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated future cash flows did not support the carrying value of the assets. The Company has comprehensive insurance coverage for property damage. Although the Company currently expects it is probable the insurance proceeds will cover the entire loss incurred, under GAAP the Company is required to record the impairment charge, and to record an offsetting insurance receivable of $2.3 million, of which $0.5 million was received in October 2005. While the Company expects the insurance proceeds will be sufficient to cover the entire replacement cost of the damaged facility, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance proceeds, and those insurance proceeds may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged facility, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved. The related insurance receivable is included in other assets as of September 30, 2005, and the asset impairment charge and insurance recovery are netted in the same line item for operating expenses for the three and nine months ended September 30, 2005.
11. SUBSEQUENT EVENTS
     The Company completed the following transactions subsequent to September 30, 2005:
•	Completion of Stock Offering. On October 7, 2005, the Company completed a secondary public offering, pursuant to which the Company sold an aggregate of 19,665,000 common shares (including 2,565,000 common shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million.

•	Acquisition of Dallas, Texas Portfolio. In October 2005, the Company acquired six self-storage facilities located in Dallas, Texas for consideration of approximately $17.6 million, consisting of approximately $12.5 million in cash and the assumption of approximately $5.1 million of indebtedness. The facilities total approximately 315,000 square feet.

•	Termination of National Self Storage Special Redemption Right. On October 25, 2005, the sellers agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement).
•	AEGON USA Mortgage Loan. On November 1, 2005, the Company entered into a multi-facility fixed rate mortgage loan with Trans America Financial Life Insurance Company, a subsidiary of AEGON USA Realty Advisors, Inc. in the principal amount of approximately $72.5 million (the “AEGON loan”). The AEGON loan will bear interest at 5.97% and will mature in November 2015. The Company assumed the obligation to enter into this loan in connection with the National Self Storage acquisition, whereby proceeds from the offering were to be used to pay down approximately $39.8 million of mortgage loans associated with 37 properties. The remaining proceeds will be used for general corporate purposes.

•	Acquisition of Jacksonville, Florida Facility. On November 1, 2005, the Company acquired one self-storage facility located in Jacksonville, Florida for an aggregate purchase price of approximately $7.2 million. The facility contains approximately 79,000 rentable square feet.

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
     On October 7, 2005, the Company completed a secondary public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 common shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million.
     The Company is an integrated self-storage real estate company, which means that it has in—house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. As of September 30, 2005, the Company owned 323 self-storage facilities totaling approximately 19.8 million rentable square feet.
     The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases. Therefore, the Company’s operating results depend materially on its ability to retain its existing customers and lease its available self-storage units to new customers while maintaining and, where possible, increasing its pricing levels. In addition, the Company’s operating results depend on the ability of its customers to make required rental payments to the Company. The Company believes that its decentralized approach to the management and operation of its facilities, which places an emphasis on local, market level oversight and control, allows it to respond quickly and effectively to changes in local market conditions, where appropriate increasing rents while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.
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
          The Company has one reportable operating segment: it owns, operates, develops, and acquires self-storage facilities. The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All of the Company’s operations are within the United States and no single tenant represents 1% or more of its revenues. The facilities in Florida, Illinois, California and Ohio provided approximately 24.9%, 10.4%, 10.7% and 8.1%, respectively, of total revenues for the nine months ended September 30, 2005.
Summary of Critical Accounting Policies and Estimates
     Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements included in this report. These policies have not changed, except for policies related to Conditionally Redeemable Operating Partnership units and minority adjustments as discussed below and in Note 2, since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2004 with the SEC. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated and combined financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

Basis of Presentation
     The accompanying consolidated and combined financial statements include all of the accounts of the Company, the Operating Partnership and the wholly-owned subsidiaries of the Operating Partnership. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, and the property interests contributed to the Operating Partnership by the Predecessor, in connection with the IPO, have been accounted for as a reorganization of entities under common control and accordingly, were recorded at the Predecessor’s historical cost basis. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the period prior to October 21, 2004, represent the operations of the Predecessor.
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
     When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information or other valuation techniques for land, buildings and improvements and estimates of depreciated replacement cost of equipment.
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
     Long-lived assets are reviewed when events or circumstances indicate there may be an impairment or at least annually for impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is considered if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset
     The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell a facility (or group of facilities), (b) the facility is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such facilities, (c) an active program to locate a buyer and other actions required to complete the plan to sell the facility have been initiated, (d) the sale of the facility is probable and transfer of the asset is expected to be completed within one year, (e) the facility is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.
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
Share Options
     The Company applies the fair value method of accounting for the share options issued under its incentive award plan. Accordingly, compensation expense is recorded relating to such options over the vesting period.
Minority Interest and Conditionally Redeemable Operating Partnership Units
     Conditionally Redeemable Operating Partnership Units represent the units issued in connection with the National Self Storage transaction (the “Conditionally Redeemable Operating Partnership Units” or “National Self Storage Units”) (see Note 3 and Note 6 for a discussion of the National Self Storage transaction). Minority interest represents all of the issued and outstanding Operating Partnership units other than the National Self Storage Units (the “Operating Partnership Units”). Income is allocated to the holders of the Operating Partnership Units and the National Self Storage Units based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, change when additional units are issued. Such changes result in an allocation between stockholders’ equity and minority interest in the accompanying consolidated balance sheets. The Company has presented a single net effect of all capital transactions for the period as the “Adjustment for Minority Interest in Operating Partnership” (rather than separately allocating the minority interest for each individual capital transaction). The Company has elected to accrete changes in the redemption value of the National Self Storage Units issued over the period from the date of issuance to the earliest redemption date (one-year from the date of initial issuance) on a pro rata basis.
Recent Accounting Pronouncements
     There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on the Company’s financial statements.
Results of Operations
     The following discussion of the Company’s results of operations should be read in conjunction with the consolidated and combined financial statements and the accompanying notes thereto. Historical results set forth in the consolidated and combined statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.
Comparison of the Three and Nine Months Ended September 30, 2005 to the Three and Nine Months Ended September 30, 2004
     For purposes of the following comparison of operating results for the three and nine months ended September 30, 2005 and 2004, the results of operations for the three and nine months ended September 30, 2004 contain the results of operations of the Predecessor, which are presented using combined reporting.
Acquisition, Disposition and Development Activities
     The comparability of the Company’s results of operations is significantly affected by development, redevelopment and acquisition activities in 2005 and 2004. At September 30, 2005 and 2004, the Company and the Predecessor owned 323 and 155 self-storage facilities and related assets, respectively.
     The Company completed the following acquisitions and disposition during the nine months ended September 30, 2005:
•	Acquisition of Option Facility. On January 5, 2005, the Company purchased the San Bernardino VII, California facility from Rising Tide Development, LLC (“Rising Tide Development”) (a related party) for approximately $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million in units in the Operating Partnership.

•	Acquisition of Gaithersburg, MD Facility. On January 14, 2005, the Company acquired one self-storage facility in Gaithersburg, Maryland for consideration of approximately $10.7 million, consisting of $4.3 million in cash and the assumption of $6.4 million of indebtedness. The purchase price was adjusted during the second quarter of 2005 to $11.8 million, primarily as a result of the fair market value adjustment for debt.

•	Acquisition of Ford Storage Portfolio. On March 1, 2005, we acquired five self-storage facilities, located in central Connecticut, from Ford Storage for an aggregate purchase price of $15.5 million.

•	Acquisition of A-1 Self Storage Portfolio. On March 15, 2005, we acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for an aggregate purchase price of approximately $21.7 million. The Company now operates two of these facilities as one facility. On May 5, 2005, we acquired an additional self-storage facility from A-1 Self Storage for approximately $6.4 million in cash. The facility contains approximately 30,000 rentable square feet and is located in New York.

•	Acquisition of Option Facilities. On March 18, 2005, we purchased the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for consideration of $11.8 million, consisting of $6.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facilities) and $5.0 million in units of the Operating Partnership. An adjustment to the purchase price was finalized during the second quarter of 2005, resulting in a revised purchase price of approximately $10.1 million, which consisted of $6.8 million in cash and $3.3 million in units of the Operating Partnership after a price reduction of $1.7 million in May 2005.

•	Acquisition of Liberty Self-Stor Portfolio. On April 5, 2005, we acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for an aggregate purchase price of $34.0 million. The facilities total approximately 926,000 rentable square feet and are located in Ohio and New York. On June 15, 2005, the Company sold one of these facilities, containing approximately 17,000 square feet, for approximately $0.6 million.

•	Acquisition of Frisco I & II, TX and Ocoee, FL Facilities. In April 2005, the Company acquired three self-storage facilities from two parties for consideration of approximately $14.9 million. The final purchase price was adjusted during the second quarter 2005 to $15.2 million primarily as a result of a fair market value adjustment of debt. These facilities total approximately 199,000 rentable square feet and are located in Texas (2 facilities) and Florida (1 facility).

•	Acquisition of Extra Closet Facilities. On May 24, 2005, we acquired two facilities from Extra Closet for an aggregate purchase price of approximately $6.8 million. These facilities total approximately 99,000 rentable square feet and are located in Illinois.

•	Acquisition of Tempe, AZ Facility. On July 11, 2005, we acquired one self-storage facility, located in Tempe, AZ, for a purchase price of approximately $2.9 million. This facility contains approximately 54,000 rentable square feet.

•	Acquisition of Clifton, NJ Facility. On July 15, 2005, we acquired one self-storage facility, located in Clifton, NJ, for a purchase price of $16.8 million. This facility contains approximately 106,000 rentable square feet.

•	Acquisition of National Self Storage Portfolio. On July 26, 2005, we completed the acquisition of 71 self-storage facilities from various partnerships and other entities affiliated with National Self Storage for consideration of approximately $212.0 million. The final purchase price was adjusted to $214.5 million during the third quarter, primarily as a result of the fair market value adjustment to debt assumed. The final purchase price consisted of approximately $61.8 million of units in our Operating Partnership (consisting of approximately 8.6% of the units in our Operating Partnership as of July 31, 2005), the assumption of approximately $83.0 million of outstanding debt, including the adjustment for fair market value, by our Operating Partnership, and approximately $69.7 million in cash. These facilities total approximately 3.7 million rentable square feet and include self-storage facilities located in our existing markets in Southern California, Arizona and Tennessee and in new markets in Texas, Northern California, New Mexico, Colorado and Utah. The Company now operates two of these facilities as one facility.

•	Acquisition of Elizabeth, NJ and Hoboken, NJ Facilities. On August 4, 2005, we acquired two self-storage facilities, one located in Elizabeth, NJ and one in Hoboken, NJ, for an aggregate purchase price of approximately $8.2 million. These facilities total approximately 74,000 rentable square feet.

•	Acquisition of Colorado Portfolio. On September 22, 2005, we acquired seven self-storage facilities located in Colorado for an aggregate purchase price of $19.5 million. These facilities total approximately 317,000 rentable square feet.

•	Acquisition of Miami, Florida Facilities. On September 27, 2005, we acquired two self-storage facilities located in Miami, Florida for an aggregate purchase price of $17.8 million. These facilities total approximately 151,000 rentable square feet. The Company now operates these two facilities as one facility.

•	Acquisition of Pensacola, Florida Facility. On September 27, 2005, we acquired one self-storage facility located in Pensacola, Florida for a purchase price of approximately $7.9 million. This facility contains approximately 79,000 rentable square feet.

•	Acquisition of Texas Portfolio. On September 27, 2005, we acquired four self-storage facilities located in Texas, for an aggregate purchase price of $15.6 million. These facilities total approximately 227,000 rentable square feet. The Company also has agreed to acquire from this seller an additional eight self-storage facilities, for an aggregate purchase price of approximately $46.2 million, which facilities it expects to acquire during the first half of 2006.
     The following table summarizes the number of self-storage facilities placed into service from December 31, 2004 through September 30, 2005:

Number of Self-
Storage Facilities
Balance — December 31, 2004	201
Facilities acquired	127
Facilities consolidated (1)	(4)
Facilities sold	(1)

Balance — September 30, 2005	323

     (1) The Company operates two of the facilities owned as of December 31, 2004 as one facility and six of the facilities acquired in 2005 as three facilities.
     A comparison of income (loss) before minority interest for the three and nine months ended September 30, 2005 and 2004 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004
		($ in thousands)
REVENUES:
Rental income	$38,561	$21,277	$97,638	$61,029
Other property related income	2,742	1,004	7,164	2,983

Total revenues	41,303	22,281	104,802	64,012
OPERATING EXPENSES:
Property operating expenses	14,662	7,879	37,472	23,564
Depreciation	10,868	5,322	27,633	15,309
General and administrative	3,686	—	9,940	—
Management fees — related party	—	1,185	—	3,425

Total operating expenses	$29,216	$14,386	$75,045	$42,298
OPERATING INCOME	12,087	7,895	29,757	21,714
OTHER EXPENSE:
Interest expense	(9,706)	(7,298)	(22,655)	(17,038)
Loan procurement amortization expense	(570)	(2,935)	(1,328)	(5,153)
Other	49	67	63	67

Total other expense	$(10,227)	$(10,166)	$(23,920)	$(22,124)

INCOME (LOSS) BEFORE MINORITY INTEREST	$1,860	$(2,271)	$5,837	$(410)

Comparison of Operating Results for the Three Months Ended September 30, 2005 and 2004
Total Revenues
     Rental income increased from $21.3 million for the three months ended September 30, 2004 to $38.6 million for the three months ended September 30, 2005, an increase of $17.3 million, or 81.2%. This increase is primarily attributable to (i) the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $0.4 million (see same-store discussion below).
     Other property related income increased from $1.0 million for the three months ended September 30, 2004 to $2.7 million for the three months ended September 30, 2005, an increase of $1.7 million, or 173.1%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005.
Total Operating Expenses
     Property operating expenses increased from $7.9 million for the three months ended September 30, 2004 to $14.7 million for the three months ended September 30, 2005, an increase of $6.8 million, or 86.1%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005, partially offset by a decrease in operating expenses from our pool of “same-store” facilities of approximately $0.1 million (see same-store discussion below).
     Management fees of $1.2 million for the three months ended September 30, 2004 were replaced by general and administrative expense of $3.7 million for the three months ended September 30, 2005. This transition is attributable to the acquisition of the Predecessor’s management company, effective October 27, 2004, in connection with the Company’s IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.
     General and administrative costs began with the Company’s IPO in October 2004. Therefore, general and administrative expenses increased from $0.0 for the three months ended September 30, 2004 to $3.7 million for the three months ended September 30, 2005. General and administrative costs replace management fees previously incurred by the Predecessor. General and administrative costs for the three months ended September 30, 2005 included expenses related to being a public company, including regulatory fees of the Public Company Accounting Oversight Board, administrative salaries, audit fees, independent board of trustees fees, professional fees related to public company reporting requirements and investor relations costs.
     Depreciation increased from $5.3 million for the three months ended September 30, 2004 to $10.9 million for the three months ended September 30, 2005, an increase of $5.6 million, or 104.2%. Approximately $5.3 million of the increase is attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005.
     As a result of hurricanes that occurred during the three months ended September 30, 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated future cash flows did not support the carrying value of the assets. The Company has comprehensive insurance coverage for property damage. Although the Company currently expects that it is probable that the insurance proceeds will cover the entire loss incurred, under GAAP the Company is required to record the impairment charge, and to record an offsetting insurance receivable balance of $2.3 million, of which $0.5 million was received in October 2005. While the Company expects the insurance proceeds will be sufficient to cover the entire replacement cost of the damaged facility, certain deductibles and limitations will apply. No determination has been made as to the total amount or timing of those insurance proceeds, and those insurance proceeds may not be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged facility, a gain will be recorded in the period when all contingencies related to the insurance claim have been resolved. The related insurance receivable is included in other assets as of September 30, 2005, and the asset impairment charge and insurance recovery are netted in the same line item for operating expenses for the three month period ended September 30, 2005.

     Interest expense increased from $7.3 million for the three months ended September 30, 2004 to $9.7 million for the three months ended September 30, 2005, an increase of $2.4 million, or 33.0%. The increase is primarily attributable to a higher amount of outstanding debt in 2005.
     Loan procurement amortization expense decreased from $2.9 million for the three months ended September 30, 2004 to $0.6 million for the three months ended September 30, 2005, a decrease of $2.3 million, or 80.6%. This decrease is primarily attributable to significant loan procurement costs recorded in 2004 as a result of the Predecessor entering into a term loan in May 2004.
Comparison of the Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004
Total Revenues
     Rental income increased from $61.0 million for the nine months ended September 30, 2004 to $97.6 million for the nine months ended September 30, 2005, an increase of $36.6 million, or 60.0%. This increase is primarily attributable to (i) the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $3.1 million (see same-store discussion below).
     Other property related income increased from $3.0 million for the nine months ended September 30, 2004 to $7.2 million for the nine months ended September 30, 2005, an increase of $4.2 million, or 140.2%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005.
Total Operating Expenses
     Property operating expenses increased from $23.6 million for the nine months ended September 30, 2004 to $37.5 million for the nine months ended September 30, 2005, an increase of $13.9 million, or 59.0%. This increase is primarily attributable to the acquisition of 46 facilities in the fourth quarter of 2004, and 127 facilities in the first nine months of 2005, partially offset by a decrease in operating expenses from our pool of “same-store” facilities of approximately $0.6 million (see same-store discussion below).
     Management fees of $3.4 million for the nine months ended September 30, 2004 were replaced by general and administrative expense of $9.9 million for the nine months ended September 30, 2005. This transition is attributable to the acquisition of the Predecessor’s management company, effective October 27, 2004, in connection with our IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.
     General and administrative costs began with the Company’s IPO in October 2004. Therefore, general and administrative expenses increased from $0.0 for the nine months ended September 30, 2004 to $9.9 million for the nine months ended September 30, 2005. General and administrative costs replace management fees previously incurred by the Predecessor. General and administrative costs for the nine months ended September 30, 2005 included expenses related to being a public company, including regulatory fees of the Public Company Accounting Oversight Board, administrative salaries, audit fees, independent board of trustees fees, professional fees related to public company reporting requirements and investor relations costs.
     Depreciation increased from $15.3 million for the nine months ended September 30, 2004 to $27.6 million for the nine months ended September 30, 2005, an increase of $12.3 million, or 80.5%. Approximately $11.0 million of the increase is attributable to the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005. The balance of the increase is attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004, which was partially offset by lower depreciation on fully-amortized equipment with lives significantly shorter than new buildings and improvements.
     Interest expense increased from $17.0 million for the nine months ended September 30, 2004 to $22.7 million for the nine months ended September 30, 2005, an increase of $5.7 million, or 33.0%. The increase is primarily attributable to a higher amount of outstanding debt in 2005.
     Loan procurement amortization expense decreased from $5.2 million for the nine months ended September 30, 2004 to $1.3 million for the nine months ended September 30, 2005, a decrease of $3.9 million, or 74.2%. This decrease is primarily attributable to significant loan procurement costs recorded in the second quarter of 2004 as a result of the Predecessor entering into a term loan in May 2004.

Same-Store Facility Results
     The Company considers its same-store portfolio to consist of only those facilities owned by the Company at the beginning and at the end of the applicable periods presented.
     The following same-store presentation is considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As a result of the damage sustained at the Company’s Waveland, Mississippi facility from Hurricane Katrina, such facility is not currently operational and, therefore, the Company has adjusted the number of facilities included in its same-store analysis at September 30, 2005 downward from 154 to 153 facilities. The Company does not anticipate that the effects of Hurricane Katrina will have a material effect on the overall results of operations.
     The following table sets forth operating data for our same-store portfolio for the periods presented.

	Three months ended		Percent	Nine months ended		Percent
	September 30,		Change	September 30,		Change
	2005	2004		2005	2004
	($ in thousands)			($ in thousands)
Same-store revenues	$22,550	$22,150	1.8%	$66,725	$63,650	4.8%
Same-store property operating expenses	$7,727	$7,838	(1.4)%	$22,793	$23,435	(2.7)%
Non same-store revenues	$18,753	$131		$38,077	$362
Non same-store property operating expenses	$6,935	$41		$14,679	$129
Total revenues	$41,303	$22,281		$104,802	$64,012
Total property operating expenses	$14,662	$7,879		$37,472	$23,564
Number of facilities included in same-store analysis	153			153
Comparison of the Same-Store Results for the Three Months Ended September 30, 2005 and September 30, 2004
     Same-store revenues increased from $22.2 million for the three months ended September 30, 2004 to $22.6 million for the three months ended September 30, 2005, an increase of $0.4 million, or 1.8%. Approximately $0.1 million of this increase was attributable to increased occupancy and $0.3 million of this increase was attributable to increased rents.
     Same-store property operating expenses decreased from $7.8 million for the three months ended September 30, 2004 to $7.7 million for the three months ended September 30, 2005, a decrease of $0.1 million, or 1.4%. This decrease was primarily attributable to lower marketing and other operating expense, partially offset by increased payroll expense.
Comparison of the Same-Store Results for the Nine Months Ended September 30, 2005 and September 30, 2004
     Same-store revenues increased from $63.7 million for the nine months ended September 30, 2004 to $66.7 million for the nine months ended September 30, 2005, an increase of $3.0 million, or 4.8%. The increase was primarily attributable to increased rents.
     Same-store property operating expenses decreased from $23.4 million for the nine months ended September 30, 2004 to $22.8 million for the nine months ended September 30, 2005, a decrease of $0.6 million or 2.7%. This decrease was primarily attributable to lower marketing, insurance expense and other operating expense, partially offset by increased property taxes and payroll expense. In addition, 2004 included expenses incurred relating to initiatives the Company undertook in anticipation of being a public company, including, changing the logo at some of the facilities, advertising, and certain expenditures related to upgrading computer equipment and software.
Cash Flows
     A comparison of cash flow provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2005 and 2004 is as follows:

	Nine months ended
	September 30,
			Increase
	2005	2004	(Decrease)
	($ in thousands)
Net cash provided by (used in):
Operating activities	$36,910	$23,440	$13,470
Investing activities	$(284,320)	$(3,755)	$(280,565)
Financing activities	$233,739	$(22,788)	$256,527
Comparison of Cash Flows for the Nine Months Ended September 30, 2005 and September 30, 2004
     Cash provided by operations increased from $23.4 million for the nine months ended September 30, 2004 to $36.9 million for the nine months ended September 30, 2005, an increase of $13.5 million. The increase is primarily related to the acquisition of 46 facilities in the fourth quarter of 2004 and 127 facilities in the first nine months of 2005 as compared to the acquisition of no self-storage facilities in the first nine months of 2004.
     Cash used in investing activities increased from $3.8 million for the nine months ended September 30, 2004 to $284.3 million for the nine months ended September 30, 2005, an increase of $280.6 million. The increase is primarily attributable to the acquisition of 127 facilities in the first nine months of 2005 as compared to the acquisition of no self-storage facilities in the first nine months of 2004.
     Cash provided by (used in) financing activities increased from $(22.8) million used in financing activities for the nine months ended September 30, 2004 to $233.7 million provided by financing activities during the nine months ended September 30, 2005, an increase of $256.5 million. This increase is primarily attributable to new borrowings on the Company’s revolving credit facility used to facilitate the purchase of self-storage facilities, partially offset by the payment of shareholder distributions in the first nine months of 2005.
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
     Management uses FFO as a key performance indicator in evaluating the operations of our facilities. Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to management and investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the White Paper or that interpret the White Paper differently than we do. The following table sets forth the calculation of FFO (and a reconciliation to net income, the most directly comparable GAAP number):

	THE COMPANY	THE PREDECESSOR	THE COMPANY	THE PREDECESSOR
	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	($ and shares in thousands, except per share data)
Net income (loss)	$1,665	$(2,271)	$5,486	$(410)
Plus:
Depreciation	10,868	5,322	27,633	15,309
Minority interest	195	—	351	—

FFO — Operating Partnership	$12,728	$3,051	$33,470	$14,899

FFO — Allocable to minority interest	1,173		2,011

FFO — Attributable to common shareholders	$11,555		$31,459

Weighted-average diluted share outstanding	37,634		37,554

Funds from operations per share	$0.31		$0.84

Reconciliation of Dilutive Income per Share to Funds from Operations per share:

Dilutive income per share	$0.04		$0.15
Adjustments:
Depreciation	0.29		0.74
Funds attributable to minority shareholders	(0.02)		(0.05)

Funds from operations per share	$0.31		$0.84

Liquidity and Capital Resources
     As of September 30, 2005, the Company had total indebtedness outstanding of approximately $741.0 million, as compared to the $380.5 million of debt outstanding at December 31, 2004. This indebtedness has maturity dates from October 2005 to January 2014. Each of the loans representing this indebtedness has customary restrictions on transfer or encumbrances of the mortgaged facilities.
     In connection with the IPO, on October 27, 2004, the Operating Partnership entered into a three-year $150.0 million revolving credit facility, which had approximately $10.9 million of available capacity as of September 30, 2005. Subsequent to September 30, 2005 the Company paid down the entire outstanding balance under the revolving credit facility with a portion of the proceeds from the secondary public offering in October 2005 (see Note 11). The facility is scheduled to terminate on October 27, 2007, with an option to extend the termination date to October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon a base rate or a Eurodollar rate plus, in each case, a spread depending on the Company’s leverage ratio. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. The primary purpose of the facility is to fund the acquisition and development of self-storage facilities, to satisfy other short and long term liquidity needs, and for general working capital purposes. This facility contains certain restrictive covenants on distributions and other financial covenants, including the following, all of which the Company was in compliance with as of September 30, 2005.
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
     The Company’s cash flow from operations historically has been one of its primary sources of liquidity to fund debt service, distributions and capital expenditures. The Company derives substantially all of its revenue from customers who lease space from the Company at its facilities. Therefore, the Company’s ability to generate cash from operations is dependent on the rents that the Company is able to charge and collect from its customers. While the Company believes that facilities in which the Company invests—self-storage facilities—are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect its cash flow from operations.
     In order to qualify as a REIT for federal income tax purposes, the Company is required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis.
     The nature of the Company’s business, coupled with the requirement that the Company distribute a substantial portion of its income on an annual basis, will cause the Company to have substantial liquidity needs over both the short term and the long term. The Company’s short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with its facilities, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that the Company incurs, will vary from year to year, in some cases significantly. For the remainder of 2005 the Company expects to incur approximately $0.7 million of costs for recurring capital expenditures. The Company expects to meet its short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under its revolving credit facility.
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
Impact of Secondary Common Stock Offering
     On October 7, 2005, the Company completed a secondary public offering of its common shares, generating net proceeds of approximately $378.9 million, after deducting underwriting discount and commissions and estimated expenses of the offering. A portion of these proceeds was used to repay certain outstanding indebtedness, including (i) $108.3 million to repay the outstanding balance under its revolving credit facility and (ii) $39.8 million to repay outstanding mortgage loans secured by 37 of its facilities. Approximately $19.7 million of the net proceeds were used to fund the acquisition of seven self-storage facilities. The remaining approximately $211.1 million of net proceeds will be used for the acquisition and development of additional self-storage facilities, budgeted capital improvements and general corporate purposes. As a result of the offering and the aforementioned repayment of outstanding indebtedness, the Company believes that its financial flexibility has been significantly improved, particularly since additional amounts are available for borrowing to fund future acquisitions and development of facilities and other cash needs. As of October 31, 2005, the Company had no outstanding balance on its revolving credit facility.

Other Material Changes in Financial Position

	September 30,	December 31,
	2005	2004	Increase
Selected Assets
Storage facilities—net	$1,141,895	$729,155	$412,740
Restricted cash	15,484	7,211	8,273
Other assets	10,946	3,399	7,547

Selected Liabilities
Accounts payable and accrued expenses	18,557	10,958	7,599
Rents received in advance	8,436	5,835	2,601
     Storage facilities increased $412.7 million, restricted cash increased $8.3 million and other assets increased $7.5 million from December 31, 2004 to September 30, 2005, primarily due to the acquisition of 127 self-storage facilities during such period. The increase in other assets also includes a $2.3 million insurance receivable related damage incurred at the Company’s Waveland, Mississippi facility from Hurricane Katrina.
     Accounts payable and accrued expenses increased $7.6 million and rents received in advance increased $2.6 million during the nine months ended September 30, 2005. These increases are primarily attributable to the acquisition of 127 self storage facilities during the same period.
Contractual Obligations
     The following table summarizes our known contractual obligations as of September 30, 2005 (based on a calendar year, dollars in thousands):

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
Revolving Credit Facility and Loans Payable	$740,960	$41,209	$231,004	$108,159	$360,588
Conditionally Redeemable Operating Partnership Units	64,158	—	64,158	—	—
Contractual Capital Lease Obligations	72	20	52	—	—
Ground Leases and Third Party Office Lease	709	40	298	126	245
Related Party Office Lease	3,204	77	662	663	1,802
Employment Contracts	2,475	275	2,200	—	—

Total	$811,578	$41,621	$298,374	108,948	$362,635

     The Company expects that the contractual obligations owed in 2005 will be satisfied out of cash generated from operations and, if necessary, draws under the Company’s revolving credit facility.
     In connection with the Company’s acquisition of the National Self Storage portfolio, the Company issued units in the Operating Partnership to the former owners of the National Self Storage facilities. As provided in the partnership agreement of the Operating Partnership, these units are redeemable by the unitholders for cash or, at our option, common shares, beginning one year after the date of issuance (i.e., beginning in July 2006), on a one-for-one basis. The purchase agreement related to the National Self Storage acquisition also included a provision which granted the sellers a special redemption right permitting the sellers, under certain circumstances, beginning one year after issuance of the units and for a period of seven years from the date of the closing, to redeem a portion of their units by requiring us to purchase, and simultaneously transfer to them, real estate properties to be identified by them with a purchase price equal to the fair value of such units redeemed. On October 25, 2005, the sellers agreed to terminate the special redemption right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement).

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
Effect of Changes in Interest Rates on our Outstanding Debt
     As of September 30, 2005, the Company had approximately $108.3 million of variable rate debt outstanding (representing approximately 14.6% of its total debt). Based upon the balances outstanding on variable rate debt at September 30, 2005, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $1.1 million annually. The Company does not currently use derivative financial instruments to reduce its exposure to changes in interest rates.
     As of September 30, 2005, the Company had approximately $632.7 million of fixed rate debt outstanding (representing approximately 85.4% of total debt). A change in the interest rates on fixed rate debt generally impacts the fair market value of its debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based upon current lending rates, assuming debt is outstanding through maturity or expected refinancing dates. At September 30, 2005, the fair value of the Company’s long term fixed rate debt was estimated to be $613.8 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $12.4 million at September 30, 2005. A 100 basis point decrease in interest rates would result in an increase in the fair value of this fixed rate debt of approximately $18.6 million at September 30, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
Changes in Internal Control Over Financial Reporting
     There have been no changes in the Company’s internal control over financial reporting (as defined by Rule 13a-15(f) under the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, the Company completed its IPO in October 2004 and, in connection with being a public company, the Company continues the process of reviewing its polices and procedures on internal control over financial reporting in anticipation of the requirement to comply with Section 404 of the Sarbanes-Oxley Act of 2002, for the year ending December 31, 2005.

PART II. OTHER INFORMATION
ITEM 6. EXHIBITS
10.1	Loan Agreement, dated July 19, 2005 by and between YSI VI LLC and Lehman Brothers Bank, FSB.

10.2	Loan Agreement, dated August 4, 2005 by and between YASKY LLC and LaSalle Bank National Association.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 14, 2005

U-STORE-IT TRUST

By:	/s/ Steven G. Osgood

Steven G. Osgood, President and
Chief Financial Officer

(Signing on behalf of Registrant as a duly
authorized officer of Registrant and signing as the
Principal Financial Officer of Registrant)