Form 10-K
period 2005-12-31
U-Store-It Trust
filed 2006-03-01
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32324

U-STORE-IT TRUST
(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

6745 Engle Road Suite 300 Cleveland, Ohio (Address of Principal Executive Offices)	44130-7993 (Zip Code)

Registrant’s telephone number, including area code (440) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐          Accelerated Filer ☑          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

As of June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common shares held by non-affiliates of the registrant was $548,074,482.

As of February 15, 2006, the number of common shares of the registrant outstanding was 57,010,162.

Documents incorporated by reference: Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required in securities laws.

ITEM 1.	BUSINESS

Overview

We are a self-administered and self-managed real estate company focused on the ownership, operation, acquisition and development of self-storage facilities in the United States.

As of December 31, 2005, we owned 339 self-storage facilities located in 26 states and aggregating approximately 20.8 million rentable square feet. As of December 31, 2005, we managed 13 additional facilities owned by Rising Tide Development, LLC (“Rising Tide Development”), a company owned and controlled by Robert J. Amsdell, our Chairman and Chief Executive Officer, and Barry L. Amsdell, one of our trustees. We also have the right to manage two additional facilities that may be acquired by Rising Tide Development from unaffiliated third parties. As of December 31, 2005, our 339 facilities were approximately 81.2% leased to a total of approximately 144,000 tenants and no single customer accounted for more than 1% of our annual rent.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for our approximately 144,000 residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats. Our facilities are specifically designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access. All of our facilities have an on-site manager during business hours, and 250, or approximately 74%, of our facilities have a manager who resides in an apartment at the facility. Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems. Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 53% of our facilities include climate controlled units, compared to the national average of 24% as cited by the 2006 Self-Storage Almanac.

We were formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, our Chief Operating Officer, and their affiliated entities and related family trusts (which entities and family trusts are referred to herein as the “Amsdell Entities”). We are organized as a REIT under Maryland law, and we believe that we qualify for taxation as a REIT for federal income tax purposes beginning with our short taxable year ended December 31, 2004. From inception until October 2004, we did not have any operations. We commenced operations as a publicly-traded REIT in October 2004 after completing the mergers of certain Amsdell Entities with and into us, our initial public offering (“IPO”), and the consummation of various other formation transactions that occurred concurrently with, or shortly after, completion of our IPO.

We conduct all of our business through U-Store-It, L.P., our “operating partnership,” of which we serve as general partner, and its subsidiaries. As of December 31, 2005, we held approximately 92% of the aggregate partnership interests in our operating partnership. Since its formation in 1996, our operating partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

2005 Transactions

Capital Markets Activity

In October 2005, we completed a secondary public offering, pursuant to which we sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million. The offering resulted in net proceeds to the Company, after deducting underwriting discount and commissions and expenses of the offering, of approximately $378.7 million.

Acquisition, Disposition and Consolidation Activities

In 2005, we completed the acquisitions of 146 self-storage facilities totaling approximately 7.8 million rentable square feet. The aggregate cost of these acquisitions was approximately $547.9 million. We completed the disposition of four self-storage facilities totaling approximately 170,000 rentable square feet for approximately $6.2 million. Additionally, we consolidated eight self-storage facilities into four self-storage facilities (one consolidation related to two properties that we owned at December 31, 2004). As a result of total acquisitions, dispositions and consolidations, we had a net increase of 138 properties in 2005 (See Note 3 to the Consolidated and Combined Financial Statements). These activities are discussed in further detail below.

•	Consolidation of Vero Beach, Florida Facilities. In January 2005, we consolidated the operations of our two self-storage facilities located in Vero Beach, Florida facilities into one facility.

•	Acquisition of Option Facility. In January 2005, we purchased the San Bernardino VII, California facility from Rising Tide Development (a related party) for approximately $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by the facility) and $3.5 million in units in our operating partnership. This facility contains approximately 84,000 rentable square feet.

•	Acquisition of Gaithersburg, MD Facility. In January 2005, we acquired one self-storage facility in Gaithersburg, Maryland for consideration of approximately $10.7 million, consisting of $4.3 million in cash and the assumption of $6.4 million of indebtedness. The purchase price was adjusted during the second quarter of 2005 to $11.8 million, primarily as a result of the fair market value adjustment for debt. This facility contains approximately 87,000 rentable square feet.

•	Acquisition of Ford Storage Portfolio. In March 2005, we acquired five self-storage facilities, located in central Connecticut, from Ford Storage for consideration of approximately $15.5 million. These facilities total approximately 258,000 rentable square feet.

•	Acquisition of A-1 Self Storage Portfolio. In March 2005, we acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for consideration of approximately $21.7 million. These facilities total approximately 201,000 rentable square feet. We now operate two of these facilities as one facility. In May 2005, we acquired an additional self-storage facility from A-1 Self Storage for approximately $6.4 million in cash. This facility contains approximately 30,000 rentable square feet and is located in New York.

•	Acquisition of Option Facilities. In March 2005, we purchased the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for consideration of approximately $11.8 million, consisting of $6.8 million in cash and $5.0 million in units of our operating partnership. An adjustment to the purchase price was finalized during the second quarter of 2005, resulting in a revised purchase price of approximately $10.1 million, which consisted of $6.8 million in cash and $3.3 million in units of our operating partnership after a price reduction of $1.7 million in May 2005. These facilities total approximately 155,000 rentable square feet.

•	Acquisition of Liberty Self-Stor Portfolio. In April 2005, we acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for consideration of approximately $34.0 million. These facilities total approximately 926,000 rentable square feet and are located in Ohio and New York. In June 2005, we sold one of these facilities, containing approximately 17,000 rentable square feet, for approximately $0.6 million. In addition, in November 2005 we sold three more of these facilities, containing approximately 184,000 rentable square feet, for approximately $5.6 million.

•	Acquisition of Frisco I & II, TX and Ocoee, FL Facilities. In April 2005, we acquired three self-storage facilities from two parties for consideration of approximately $14.9 million. The final purchase price was adjusted to $15.2 million primarily as a result of the fair market value adjustment of debt. These facilities total approximately 199,000 rentable square feet and are located in Texas and Florida.

•	Acquisition of Extra Closet Facilities. In May 2005, we acquired two facilities from Extra Closet for consideration of approximately $6.8 million. These facilities total approximately 99,000 rentable square feet and are located in Illinois.

•	Acquisition of Tempe, AZ Facility. In July 2005, we acquired one self-storage facility, located in Tempe, Arizona, for consideration of approximately $2.9 million. This facility contains approximately 54,000 rentable square feet.

•	Acquisition of Clifton, NJ Facility. In July 2005, we acquired one self-storage facility, located in Clifton, New Jersey, for consideration of approximately $16.8 million. This facility contains approximately 106,000 rentable square feet.

•	Acquisition of National Self Storage Portfolio. In July 2005, we completed the acquisition of 71 self-storage facilities from various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. (“National Self Storage”) for an aggregate consideration of approximately $212.0 million. The final purchase price was adjusted to $214.5 million during the third quarter of 2005 primarily as a result of the fair market value adjustment of debt. The final purchase price consisted of approximately $61.8 million of units in our operating partnership, the assumption of approximately $83.0 million of outstanding debt, including the fair market value adjustment of debt, by our operating partnership, and approximately $69.7 million in cash. These facilities total approximately 3.7 million rentable square feet and include self-storage facilities located in our existing markets in Southern California, Arizona and Tennessee and in new markets in Texas, Northern California, New Mexico, Colorado and Utah. We now operate two of these facilities as one facility.

•	Acquisition of Elizabeth, NJ and Hoboken, NJ Facilities. In August 2005, we acquired two self-storage facilities, one located in Elizabeth, New Jersey and one in Hoboken, New Jersey, for consideration of approximately $8.2 million. These facilities total approximately 75,000 rentable square feet.

•	Acquisition of Colorado Portfolio. In September 2005, we acquired seven self-storage facilities located in Colorado for consideration of approximately $19.5 million. These facilities total approximately 322,000 rentable square feet. The purchase price was adjusted during the fourth quarter of 2005 to $19.6 million as a result of additional acquisition adjustments.

•	Acquisition of Miami, FL Facilities. In September 2005, we acquired two self-storage facilities located in Miami, Florida for consideration of approximately $17.8 million. These facilities total approximately 152,000 rentable square feet. We now operate these two facilities as one facility.

•	Acquisition of Pensacola, FL Facility. In September 2005, we acquired one self-storage facility located in Pensacola, Florida for consideration of approximately $7.9 million. This facility contains approximately 79,000 rentable square feet.

•	Acquisition of Texas Portfolio. In September 2005, we acquired four self-storage facilities located in Texas for consideration of approximately $15.6 million. These facilities total approximately 227,000 rentable square feet. The purchase price was adjusted during the fourth quarter of 2005 to $15.5 million, as a result of additional acquisition adjustments. In November 2005, we acquired an additional self-storage facility from this seller for approximately $5.5 million in cash. This facility contains approximately 76,000 rentable square feet and is located in San Antonio, Texas. We also have agreed to acquire from this seller an additional seven self-storage facilities, for additional consideration of approximately $40.7 million. As described below under “2006 Transactions — Acquisition Activities,” we acquired four of the seven facilities, for consideration of approximately $22.5 million, in March 2006, and we expect to acquire the remaining three facilities, for aggregate consideration of approximately $18.2 million, during the first half of 2006.

•	Acquisition of Dallas, TX Portfolio. In October 2005, we acquired six self-storage facilities located in Dallas, Texas for consideration of approximately $17.6 million, consisting of approximately $12.5 million in cash and the assumption of approximately $5.1 million of indebtedness. The final purchase price was adjusted during the fourth quarter of 2005 to $17.9 million primarily as a result of the fair market value adjustment of debt. The facilities total approximately 323,000 rentable square feet. We also have agreed to acquire from this seller an additional two self-storage facilities, for additional consideration of approximately $4.4 million and the assumption of $7.1 million of existing debt. As described below under “2006 Transactions — Acquisition Activities,” we acquired the two facilities, for consideration of approximately $11.5 million, in January 2006.

•	Acquisition of Jacksonville, FL Facility. In November 2005, we acquired one self-storage facility located in Jacksonville, Florida for consideration of approximately $7.2 million. This facility contains approximately 79,000 rentable square feet.

•	Acquisition of California Portfolio. In December 2005, we acquired six self-storage facilities located in California for consideration of approximately $57.0 million. The final purchase price was adjusted during the fourth quarter of 2005 to $57.2 million primarily as a result of the assumption of certain promissory notes. These facilities total approximately 448,000 rentable square feet.

•	Acquisition of Fredericksburg, VA Facilities. In December 2005, we acquired two self-storage facilities located in Fredericksburg, Virginia for consideration of approximately $13.3 million. The purchase price was adjusted during the fourth quarter of 2005 to $13.4 million as a result of additional acquisition adjustments. These facilities total approximately 131,000 rentable square feet.

•	Acquisition of Nashville, TN Portfolio. In December 2005, we acquired three self-storage facilities located in Nashville, Tennessee for consideration of approximately $14.7 million. These facilities total approximately 269,000 rentable square feet. We also agreed to acquire from this seller an additional two self-storage facilities, for additional consideration of approximately $13.1 million. As described below under “2006 Transactions — Acquisition Activities,” we acquired the two facilities, for consideration of approximately $13.1 million, in January 2006.

Financing Activities

We entered into the following financings during the year ended December 31, 2005:

•	Lehman Brothers Fixed Rate Mortgage Loan. In July 2005, one of our subsidiaries entered into a fixed rate mortgage loan agreement with Lehman Brothers Bank, FSB in the principal amount of $80.0 million. The mortgage loan, which is secured by 24 of our self-storage facilities, bears interest at 5.13% and matures in August 2012.

•	LaSalle Bank Fixed Rate Mortgage Loan. In August 2005, one of our subsidiaries entered into a fixed rate mortgage loan agreement with LaSalle Bank National Association in the principal amount of $80.0 million. The mortgage loan, which is secured by 29 of our self-storage facilities, bears interest at 4.96% and matures in September 2012.

•	AEGON USA Fixed Rate Mortgage Loan. In November 2005, one of our subsidiaries entered into a fixed rate mortgage loan with Transamerica Financial Life Insurance Company, a subsidiary of AEGON USA Realty Advisors, Inc., in the principal amount of $72.5 million. The mortgage loan, which is secured by 37 of our self-storage facilities, bears interest at 5.97% and matures in November 2015. We assumed the obligation to enter into this loan in connection with the National Self Storage acquisition.

•	Repayment of Balance under Revolving Credit Facility. We used a portion of the proceeds from our October 2005 public offering to pay down the outstanding balance under our $150.0 million secured revolving credit facility. The facility was scheduled to terminate on October 27, 2007, with the option for us to extend the termination date to October 27, 2008. Borrowings under the facility bear interest at a variable rate based upon the prime rate or LIBOR and in each case, a spread depending on our leverage ratio. The credit facility is secured by certain of our self-storage facilities and requires that we maintain a minimum “borrowing base” of properties. As of December 31, 2005, we had no outstanding balance under our revolving credit facility. As of December 31, 2005, we had approximately $131.8 million available under our revolving credit facility as a result of the then available borrowing base of properties under the facility. As described below under “2006 Transactions-Financing Activities,” we replaced our secured revolving credit facility with a $250.0 million unsecured revolving credit facility.

2006 Transactions

Acquisition Activities

•	Acquisition of Nashville, TN Portfolio. In January 2006, we acquired two self-storage facilities located in Nashville, Tennessee for consideration of approximately $13.1 million. These facilities total approximately 204,000 rentable square feet and are part of five self-storage facilities located in Tennessee that we agreed to acquire pursuant to an agreement entered into in December 2005. As described above under “2005 Transactions — Acquisition, Disposition and Consolidation Activities,” we initially acquired three of these facilities, for aggregate consideration of approximately $14.7 million, in December 2005.

•	Acquisition of Dallas, TX Portfolio. In January 2006, we acquired two self-storage facilities located in Dallas, Texas for consideration of approximately $11.5 million, consisting of approximately $4.4 million in cash and the assumption of approximately $7.1 million of indebtedness. These facilities total approximately 132,000 rentable square feet and are part of a portfolio of eight self-storage facilities located in Dallas, Texas that we agreed to acquire pursuant to an agreement entered into in October 2005. As described above under “2005 Transactions — Acquisition, Disposition and Consolidation

Activities,” we initially acquired six of these facilities for aggregate consideration of approximately $17.9 million in October 2005.

•	Acquisition of U-Stor Self Storage Portfolio. In February 2006, we acquired three self-storage facilities located in Colorado for consideration of approximately $10.9 million. These facilities total approximately 173,000 rentable square feet. We also have agreed to acquire from this seller an additional self-storage facility, for additional consideration of approximately $3.5 million including the assumption of $2.1 million of indebtedness, during the first half of 2006.

•	Acquisition of Sure Save Portfolio. In February 2006, we acquired 24 self-storage facilities from Crownridge Storage Portfolio, LLC and Williams Storage Portfolio III, LLC for consideration of approximately $164.5 million. These facilities total approximately 1.8 million rentable square feet and are located in Arizona, California, Nevada, New Mexico and Texas.

•	Acquisition of Texas Portfolio. In March 2006, we acquired four self-storage facilities located in Texas for consideration of approximately $22.5 million. These facilities total approximately 273,000 rentable square feet and are part of a portfolio of 12 self-storage facilities located in Texas that we agreed to acquire pursuant to an agreement entered into in July 2005. As described above under “2005 Transactions — Acquisition, Disposition and Consolidation Activities,” we initially acquired four of these facilities, for aggregate consideration of $15.6 million, in September 2005 and one of these facilities for approximately $5.5 million, in November 2005. We expect to acquire the remaining three facilities, for aggregate consideration of approximately $18.2 million, during the first half of 2006. These three facilities total approximately 213,000 rentable square feet.

Financing Activities

•	Term Loan Agreement. In February 2006, we and our operating partnership entered into a 60-day, unsecured $30 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bears interest at a variable rate and bears interest at LIBOR plus 175 basis points. The loan proceeds were used to finance a portion of the Sure Save Portfolio. The loan was paid in full from proceeds obtained upon entering into a new revolving credit facility in February 2006.

•	Revolving Credit Facility. In February 2006, we and our operating partnership entered into a new three-year $250.0 million unsecured revolving credit facility with Wachovia Bank, National Association, replacing our existing $150.0 million secured revolving facility. The terms of the new revolving credit facility allow us to increase the amount that may be borrowed up to $350.0 million at a later date, if necessary. The new facility requires that we satisfy certain financial coverage ratios and operating covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Borrowings under the new facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 1.15% to 1.60% depending on the Company’s leverage ratio. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 0.15% to 0.60% based on the Company’s leverage ratio. The new revolving credit facility is scheduled to terminate in February 2009.

Business Strategy

Our business strategy consists of several elements:

•	Maximize cash flow from our facilities — We seek to maximize cash flow from our facilities by:

•	Increasing rents — Our operating strategy focuses on achieving the highest sustainable rent levels at each of our facilities.

•	Increasing occupancy levels — We focus on increasing occupancy levels at our newly developed, recently acquired or recently expanded facilities.

•	Controlling operating expenses — Our regional managers are focused on maximizing profitability at each of our facilities by controlling operating expenses.

•	Expanding and improving our facilities — Where we believe we can achieve attractive returns on investment, we expand facilities that have reached near full occupancy or upgrade our facilities by adding features such as climate-controlled units and enhanced security systems.

•	Acquire facilities within our targeted markets — We believe the self-storage industry will continue to provide us with opportunities for growth through acquisitions due to the highly fragmented composition of the industry, the lack of sophistication among many operators, the economies of scale available to a large self-storage operator and the difficulties smaller operators face in obtaining capital. We intend to acquire facilities primarily in areas that we consider to be growth markets, such as Arizona, California, Colorado, Florida, Georgia, Illinois, Texas and the Northeastern United States.

•	Utilize our development expertise in selective new developments — We seek to use our development expertise and access to multiple financing sources to pursue new developments in areas where we have facilities and perceive there to be unmet demand.

•	Focus on expanding our commercial customer base — We seek to focus on expanding the base of commercial customers that use our facilities for their storage and distribution needs. Towards this end, we develop and acquire our facilities with features specifically designed to accommodate commercial customers.

•	Continue to grow ancillary revenues — We seek to enhance the cash flow from our facilities by increasing the sales of products and services, such as packing supplies and equipment rentals, that complement our customers’ use of our self-storage facilities. These revenues are included in the Company’s taxable REIT subsidiary.

Investment and Market Selection Process

We focus on targeted investments in acquisition and development of self-storage facilities. Our investment committee, which consists of certain of our executive officers and is led by Steven G. Osgood, our President and Chief Financial Officer, oversees our investment process. Our investment process involves five stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, board approval) and final due diligence, and documentation. Through our investment committee, we intend to focus on the following criteria:

•	Targeted Markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth. We will seek to grow our presence primarily in areas that we consider to be growth markets, such as Arizona, California, Colorado, Florida, Georgia, Illinois, Texas and the Northeastern United States and to enter new markets should suitable opportunities arise.

•	Quality of Facility — We focus on self-storage facilities that have good visibility and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers. In addition, we seek to acquire facilities with an on-site apartment for the manager, security cameras and gated access, accessibility for tractor trailers and good construction.

•	Growth Potential — We target acquisitions that offer growth potential through increased operating efficiency and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquisitions of single facilities, we seek to invest in portfolio acquisitions, searching for situations where there is significant potential for increased operating efficiency and an ability to spread our fixed costs across a large base of facilities.

From the completion of our IPO through December 31, 2005, we acquired 192 facilities totaling approximately 10.9 million rentable square feet for consideration of approximately $769.7 million. We believe that the self-storage industry will continue to provide us with opportunities for future growth through consolidation due to the highly-fragmented composition of the industry, the lack of sophistication among many operators, the economies of scale available to a real estate company with a significant number of self-storage facilities, and the difficulties smaller operators face in obtaining capital. We intend to take advantage of these opportunities by utilizing our experience in identifying, evaluating and acquiring self-storage facilities. The experience of our management team and our active history of acquiring self-storage facilities give us an advantage in identifying attractive potential acquisitions, as we are well-known within the self-storage brokerage community and are often approached directly by principals interested in selling their facilities. Furthermore, we believe that our ability to offer our operating partnership units as a form of acquisition consideration has helped us, and will continue to help us, pursue acquisitions from tax-sensitive private sellers through tax-deferred transactions.

Operating Segment

We have one reportable operating segment: we own, operate, develop, and acquire self-storage facilities. Our self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 24%, 11%, 10% and 8%, respectively, of total revenues for the year ended December 31, 2005 (See Note 2 to the Consolidated and Combined Financial Statements.)

We experience minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents contain no limitation on the amount of debt we may incur, we maintain what we consider to be a conservative capital structure, characterized by the use of leverage in a manner that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service. As of December 31, 2005, our debt to total capitalization ratio, determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units and (b) the carrying value of our total indebtedness, was approximately 34%. We expect to finance additional investments in self-storage facilities through the most attractive available source of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility. These capital sources may include borrowings under our revolving credit facility, selling common or preferred shares or debt securities through public offerings or private placements, incurring additional secured indebtedness, issuing units in our operating partnership in exchange for contributed property, issuing preferred units in our operating partnership to institutional partners and forming joint ventures. We also may consider selling less productive self-storage facilities from time to time in order to reallocate proceeds from these sales into more productive facilities.

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

Our key competitors include Public Storage, Shurgard Storage Centers, U-Haul International, Sovran Self Storage and Extra Space Storage Inc. These companies, some of which operate significantly more facilities than we do and have greater resources than we do, and other entities may generally be able to accept more risk than we determine is prudent, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices. This competition may generally reduce the number of suitable acquisition opportunities available to us, increase the price required to be able to consummate the acquisition of particular facilities and reduce the demand for self-storage space in certain areas where our facilities are located. Nevertheless, we believe that our experience in operating, acquiring, developing and obtaining financing for self-storage facilities, particularly our customer-oriented approach toward managing our facilities, should enable us to compete effectively.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities. Whenever the environmental assessment for one of our facilities indicates that a facility is impacted by soil or groundwater contamination from prior owners/operators or other sources, we will work with our environmental consultants and where appropriate, state governmental agencies, to ensure that the facility is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

We are not aware of any environmental cleanup liability that we believe will have a material adverse effect on us. We cannot assure you, however, that these environmental assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner created any material environmental condition not known to us or the independent consultant or that future events or changes in environmental laws will not result in the imposition of environmental liability on us.

We have not received notice from any governmental authority of any material noncompliance, claim or liability in connection with any of our facilities, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our facilities in connection with environmental conditions.

We are not aware of any environmental condition with respect to any of our facilities that could reasonably be expected to have a material adverse effect on our financial condition or results of operations, and we do not expect that the cost of compliance with environmental regulations will have a material adverse effect on our financial condition or results of operations. We cannot assure you, however, that this will continue to be the case.

Insurance

We believe that each of our facilities is covered by adequate fire, flood and property insurance provided by reputable companies and with commercially reasonable deductibles and limits. We maintain comprehensive liability, all-risk property insurance coverage with respect to all of the facilities with policy specifications, limits and deductibles customarily carried in our industry. We believe that all of our current title insurance policies adequately insure fee title to the facilities.

Offices

Our principal executive office is located at 6745 Engle Road, Suite 300, Cleveland, Ohio 44130. Our telephone number is (440) 234-0700. We believe that our current facilities are adequate for our present and future operations.

Employees

As of December 31, 2005, we employed approximately 865 employees, of whom approximately 130 were corporate executive and administrative personnel and approximately 735 were management and administrative personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports to the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at http://www.sec.gov. Our internet website address is www.u-store-it.com.  You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC as well. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our board of trustees — the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and our committee charters are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at our corporate office.

ITEM 1A.  RISK FACTORS

Overview

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

Risks Related to Our Operations

Our rental revenues are significantly influenced by the economies and other conditions of the markets in which we operate, particularly in Florida, California, Ohio, Illinois and Texas where we have high concentrations of self-storage facilities.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our facilities in Florida, California, Ohio, Illinois and Texas accounted for approximately 18%, 12%, 8%, 8% and 8%, respectively, of our total rentable square feet as of December 31, 2005. As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these particular areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

•	changes in the national, regional and local economic climate;

•	hurricanes and other natural disasters that could damage our facilities, cause service interruptions and result in uninsured damages;

•	local or regional oversupply, increased competition or reduction in demand for self-storage space;

•	inability to collect rent from customers;

•	inability to finance facility acquisitions, capital improvements and development on favorable terms;

•	increased operating costs, including maintenance, insurance premiums and real estate taxes;

•	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and

•	the relative illiquidity of real estate investments.

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

We may not be successful in identifying and completing acquisitions or development projects that meet our criteria, which may impede our growth, and even if we are able to identify suitable projects, our future acquisitions and developments may not yield the returns we expect or may result in shareholder dilution.

Our business strategy involves expansion through acquisitions and development projects. These activities require us to identify acquisition or development candidates or investment opportunities that meet our criteria and are compatible with our growth strategy. We may not be successful in identifying self-storage facilities that meet our acquisition or development criteria or in completing acquisitions, developments or investments on satisfactory terms. Similarly, although we currently have the option to purchase 15 self-storage facilities, consisting of 13 facilities owned by Rising Tide Development and two facilities which Rising Tide Development has the right to acquire from unaffiliated third parties, Rising Tide Development may not acquire either or both of the option facilities it currently has under contract, which would reduce the number of facilities available to us pursuant to the option agreement. Failure to identify or complete acquisitions or developments or to purchase either or both of the option facilities could slow our growth.

We also face significant competition for acquisitions and development opportunities. Some of our competitors have greater financial resources than we do and a greater ability to borrow funds to acquire facilities. These competitors may also be willing and/or able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher facility acquisition prices. This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space in certain areas where our facilities are located and, as a result, adversely affect our operating results.

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

From the completion of our IPO in October 2004 through December 31, 2005, we have acquired 192 facilities, containing approximately 10.9 million rentable square feet for an aggregate cost of approximately $769.7 million as of December 31, 2005, and in 2006 we have acquired or entered into agreements to acquire an additional 48 self-storage facilities. In addition, we expect to acquire additional self-storage facilities in the future. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these facilities into our portfolio and manage any future acquisition or development of additional facilities without operating disruptions or unanticipated costs. As we acquire or develop additional facilities, we will be subject to risks associated with managing new facilities, including customer retention and mortgage default. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Our failure to successfully integrate any future facilities into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

We depend on our on-site personnel to maximize customer satisfaction at each of our facilities; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2005, we had approximately 735 field personnel involved in the management and operation of our facilities. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. If we are unable to successfully recruit, train and retain qualified field personnel, our rental revenues may be adversely affected, which could impair our ability to satisfy new debt obligations and make distributions to our shareholders.

We had approximately $669.3 million of indebtedness outstanding as of December 31, 2005, and this level of indebtedness will result in significant debt service obligations, impede our ability to incur additional indebtedness to fund our growth and expose us to refinancing risk.

We had approximately $669.3 million of indebtedness outstanding as of December 31, 2005. We also intend to incur additional debt in connection with the future acquisition and development of facilities. We also may incur or increase our mortgage debt by obtaining loans secured by some or all of the real estate facilities we acquire or develop. In addition, we may borrow funds if necessary to satisfy the requirement that we distribute to shareholders at least 90% of our annual REIT taxable income, or otherwise as is necessary or advisable, to ensure that we maintain our qualification as a REIT for federal income tax purposes or otherwise avoid paying taxes that can be eliminated through distributions to our shareholders.

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

In addition to the risks discussed above and those normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest, we also are subject to the risk that we will not be able to refinance the existing indebtedness on our facilities (which, in most cases, will not have been fully amortized at maturity) and that the terms of any refinancing we could obtain would not be as favorable as the terms of our existing indebtedness. In particular, as of December 31, 2005, we had $104.2 million of indebtedness outstanding pursuant to two multi-facility mortgage loans with anticipated repayment dates in 2006. If we are not successful in refinancing debt when it becomes due, we may be forced to dispose of facilities on disadvantageous terms, which might adversely affect our ability to service other debt and to meet our other obligations.

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

Most of the facilities we own are pledged as collateral for mortgage debt. If a facility or group of facilities is mortgaged and we are unable to meet mortgage payments, the lender could foreclose on the facility or group of facilities, resulting in the loss of our investment. Any foreclosure on a mortgaged facility or group of facilities could adversely affect the overall value of our portfolio of self-storage facilities.

We could have substantial variable rate debt, and therefore increases in interest rates would likely increase our debt service obligations.

As of December 31, 2005, we did not have any variable rate debt outstanding. However, we intend to finance future acquisitions in part by borrowing under our revolving credit facility, which bears interest at a variable rate. The interest expense on our variable rate indebtedness increases when interest rates increase. Interest rates are currently low relative to historical levels and may increase significantly in the future. A significant increase in interest expense could adversely affect our results of operations.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities. We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities). The environmental assessments received to date have not revealed, nor are we aware of, any environmental liability that we believe will have a material adverse effect on us. However, we cannot assure you that any environmental assessments performed have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not known to us or that a material environmental condition does not otherwise exist with respect to any of our facilities.

We must comply with the Americans with Disabilities Act of 1990, which may require unanticipated expenditures.

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons. A number of other U.S. federal, state and local laws may also impose access and other similar requirements at our facilities. A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance. Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance. If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures.

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

Our charter prohibits any person (other than members of the Amsdell family and related family trusts and entities which, as a group, may own up to 29% of our common shares) from beneficially owning more than 5% of our common shares (or up to 9.8% in the case of certain designated investment entities, as defined in our declaration of trust).

There are ownership limits and restrictions on transferability in our declaration of trust. In order for us to qualify as a REIT, no more than 50% of the value of our outstanding shares may be owned, actually or constructively, by five or fewer individuals at any time during the last half of each taxable year. To make sure that we will not fail to satisfy this requirement and for anti-takeover reasons, subject to some exceptions, our declaration of trust generally prohibits any shareholder (other than an excepted holder or certain designated investment entities, as defined in our declaration of trust) from owning (actually, constructively or by attribution), more than 5% of the value or number of our outstanding common shares. Our declaration of trust provides an excepted holder limit that allows members of the Amsdell family, certain trusts established for the benefit of members of the Amsdell family and related entities to own up to 29% of our common shares, subject to limitations contained in our declaration of trust. Entities that are defined as designated investment entities in our declaration of trust, which generally includes pension funds, mutual funds, and certain investment management companies, are permitted to own up to 9.8% of our outstanding common shares, so long as each beneficial owner of the shares owned by such designated investment entity would satisfy the 5% ownership limit if those beneficial owners owned directly their proportionate share of the common shares owned by the designated investment entity. Our board of trustees may, but is not required to, except a shareholder who is not an individual for tax purposes from the 5% ownership limit or the 9.8% designated investment entity limit if such shareholder provides information and makes representations to the board that are satisfactory to the board in its reasonable discretion demonstrating that exceeding the 5% ownership limit or the 9.8% designated investment entity limit as to such person would not jeopardize our qualification as a REIT.

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

Our declaration of trust permits our board of trustees to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our board. In addition, our board may reclassify any unissued common shares into one or more classes or series of preferred shares. Thus, our board could authorize, without shareholder approval, the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. We currently do not expect that the board would require shareholder approval prior to such a preferred issuance. In addition, any preferred shares that we issue would rank senior to our common shares with respect to the payment of distributions, in which case we could not pay any distributions on our common shares until full distributions have been paid with respect to such preferred shares.

Our management has limited experience operating a REIT and a public company and therefore, may not be able to successfully operate our company as a REIT and as a public company.

We have limited history operating as a REIT and as a public company. We completed our IPO in October 2004 and believe that we qualify for taxation as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”) beginning with our short taxable year ended December 31, 2004. Our board of trustees and executive officers have overall responsibility for our management and, while certain of our officers and trustees have extensive experience in real estate marketing, development, management, finance and law, our executive officers have limited experience in operating a business in accordance with the Internal Revenue Code requirements for maintaining qualification as a REIT and in operating a public company. In addition, we have developed control systems and procedures required to operate as a public REIT, and these systems and procedures could place a significant strain on our management systems, infrastructure and other resources. We cannot assure you that our past experience will be sufficient to enable us to successfully operate our company as a REIT and as a public company. If we fail to qualify as a REIT, and are not able to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, our distributions to shareholders will not be deductible for federal income tax purposes, and therefore we will be required to pay corporate tax at applicable rates on our taxable income, which will substantially reduce our earnings and may reduce the value of our common shares and adversely affect our ability to raise additional capital. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the Internal Revenue Service (the “IRS”) were to grant us relief under certain statutory provisions.

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

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities collectively own an approximate 16.8% beneficial interest in our company on a fully diluted basis and therefore have the ability to exercise significant influence on our company and any matter presented to our shareholders.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities collectively own approximately 15.1% of our outstanding common shares, and an approximate 16.8% beneficial interest in our company on a fully diluted basis. Consequently, these persons and entities may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our board of trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers and the determination of our day-to-day business decisions and management policies. As a result, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of our other shareholders.

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

In addition, Robert J. Amsdell and Barry L. Amsdell own all of the equity interests in Rising Tide Development, which currently owns 13 of the option facilities and has the right to acquire two option facilities from unaffiliated third parties. We have options to purchase these 15 option facilities from Rising Tide Development. As a result of their ownership interest in Rising Tide Development, Robert J. Amsdell and Barry L. Amsdell may have personal interests that conflict with the interests of our shareholders with respect to decisions affecting our exercise of our right to purchase any or all of the option facilities or our management of the option facilities. For example, it could be in the best interests of Rising Tide Development, at some time during the term of the option agreement, to seek our agreement to permit it to sell any or all of the option facilities to an outside third party rather than to our operating partnership. Under these circumstances, our interests would conflict with the fiduciary obligations of Robert J. Amsdell and Barry L. Amsdell as officers and directors of the entity that manages Rising Tide Development and their economic interests as the holders of the equity of Rising Tide Development. Although we expect that our decisions regarding our relationship with Rising Tide Development will be made by the independent members of our board of trustees, we cannot assure you that we will not be adversely affected by conflicts arising from Robert J. Amsdell and Barry L. Amsdell’s relationship with Rising Tide Development.

Our Chairman and Chief Executive Officer has outside business interests that could require significant time and attention and may interfere with his ability to devote time to our business and affairs.

Robert J. Amsdell, our Chairman and Chief Executive Officer, has outside business interests which could require significant time and attention. These interests include the ownership and operation of certain office and industrial properties and ownership of the entity that owns or in some cases has a right to purchase the option facilities. Mr. Amsdell’s employment agreement permits him to devote time to his outside business interests, so long as such activities do not materially or adversely interfere with his duties to us. In some cases, Mr. Amsdell may have fiduciary obligations associated with these business interests that interfere with his ability to devote time to our business and affairs and that could adversely affect our operations. In particular, Mr. Amsdell also serves as an officer or on the board of directors or comparable governing body of various entities owned and controlled by him and Barry L. Amsdell, which entities manage the office and industrial properties and own the option facilities referred to above. As a result of the customary requirement of a fiduciary to exercise the level of care a prudent person would exercise, Mr. Amsdell may be required, through his service as an officer and director of these various entities, to maintain significant familiarity with the businesses and operations of such entities. As well, Mr. Amsdell may be required from time to time to take action as an officer or director with respect to these entities. These activities could require significant time and attention of Mr. Amsdell.

Our business could be harmed if any of our key personnel, Robert J. Amsdell, Steven G. Osgood, Todd C. Amsdell and Tedd D. Towsley, all of whom have long-standing business relationships in the self-storage industry, terminated his employment with us.

Our continued success depends on the continued services of our Chairman and Chief Executive Officer and our other executive officers. Four of our top executives, Robert J. Amsdell, Steven G. Osgood, Todd C. Amsdell and Tedd D. Towsley, have an average of approximately 23 years of real estate experience and have worked in the self-storage industry for an average of approximately 17 years. Although we have employment agreements with our Chairman and Chief Executive Officer and the other members of our senior management team, we cannot provide any assurance that any of them will remain in our employ. The loss of services of one or more members of our senior management team, particularly our Chairman and Chief Executive Officer, could adversely affect our operations and our future growth.

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop facilities, satisfy our debt obligations and/or make distributions to shareholders.

To continue to qualify as a REIT, we are required to distribute to our shareholders each year at least 90% of our REIT taxable income, excluding net capital gains or pay applicable income taxes. In order to eliminate federal income tax, we will be required to distribute annually 100% of our net taxable income, including capital gains. Because of these distribution requirements, we likely will not be able to fund all future capital needs, including capital for acquisitions and facility development, with income from operations. We therefore will have to rely on third-party sources of capital, which may or may not be available on favorable terms, if at all. Our access to third-party sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes. If we are unable to obtain third-party sources of capital, we may not be able to acquire or develop facilities when strategic opportunities exist, satisfy our debt obligations or make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

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

We may have assumed unknown liabilities in connection with our formation transactions that occurred at the time of our IPO and will not have recourse to Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities for any of these liabilities.

As part of our formation transactions that occurred at the time of our IPO, we acquired certain entities and/or assets that are subject to existing liabilities, some of which may be unknown at the present time. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims by customers, vendors or other persons dealing with our predecessor entities (that have not been asserted or threatened to date), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. While in some instances we may have the right to seek reimbursement against an insurer or another third party for certain of these liabilities, we will not have recourse to Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell or any of the Amsdell Entities for any of these liabilities.

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

The price of our common shares could fluctuate in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us or our industry by securities analysts;

•	additions and departures of key personnel;

•	changes in market interest rates;

•	strategic decisions by us or our competitors, such as acquisitions, divestments, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	actions by institutional shareholders or hedge funds;

•	changes in accounting principles;

•	terrorist acts; and

•	general market conditions, including factors unrelated to our performance.

In the past, securities class action litigation has been instituted against companies following periods of volatility in their stock price. If this type of litigation were to be initiated in respect of our shares, it could result in substantial costs and divert our management’s attention and resources.

If a large number of our common shares are sold in the public market, the sales could reduce the trading price of our common shares and impede our ability to raise future capital.

We cannot predict what effect, if any, future sales of our common shares, or the availability of common shares for future sale, will have on the market price of our common shares. If our shareholders sell, or the market perceives that our shareholders intend to sell, substantial amounts of our common shares in the public market, the market price of our common shares could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

As of December 31, 2005, we had outstanding approximately 57.0 million common shares. Of these shares, the approximately 48.4 million shares sold in our IPO and our October 2005 public offering are freely tradable, except for any shares held by our “affiliates,” as that term is defined by Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities have been granted registration rights that will enable them to sell shares received in our formation transactions or upon redemption of operating partnership units in market transactions, subject to certain limitations. Beginning in October 2005, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities became entitled to require us to register their shares for public sale subject to certain exceptions, limitations and conditions precedent. If they exercise all of their registration rights, approximately 9.7 million shares (which number includes the shares issuable upon the redemption of units in our operating partnership) will become available for sale into the market, subject only to applicable securities rules and regulations, which could reduce the market price for our common shares. In addition, Rising Tide Development is entitled to require us to register approximately 0.2 million of our common shares that it owns for public sale and, beginning as early as March 2006, Rising Tide Development will be entitled to require us to register another approximately 0.2 million common shares for public sale, both subject to certain exceptions, limitations and conditions precedent.

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

We have elected to be taxed as a REIT for federal income tax purposes commencing with our first taxable year ending December 31, 2004, and we plan to continue to operate so that we can meet the requirements for qualification and taxation as a REIT. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on our income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property. For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains. Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business. The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale. We cannot guarantee that sales of our properties would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions. The need to avoid prohibited transactions could cause us to forego or defer sales of facilities that our predecessors otherwise would have sold or that might otherwise be in our best interest to sell.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Overview

As of December 31, 2005, we owned 339 self-storage facilities located in 26 states and aggregating approximately 20.8 million rentable square feet. The following table sets forth certain summary information regarding our facilities by state as of December 31, 2005.

			Total	% of Total
	Number of	Number of	Rentable	Rentable
State	Facilities	Units	Square Feet	Square Feet	Occupancy (1)

Florida	52	34,506	3,759,740	18.0%	87.9%
California	43	22,430	2,567,399	12.2%	77.5%
Ohio	30	13,232	1,709,650	8.2%	80.0%
Texas	28	12,610	1,593,438	7.7%	76.2%
Illinois	27	14,157	1,616,430	7.8%	76.4%
Arizona	21	10,086	1,079,820	5.2%	87.1%
Tennessee	18	8,665	1,096,615	5.3%	82.3%
Connecticut	17	7,373	873,860	4.2%	75.7%
New Jersey	14	9,697	940,657	4.5%	79.7%
Colorado	12	5,753	646,415	3.1%	78.8%
New Mexico	10	3,788	407,459	2.0%	90.4%
Indiana	9	5,419	606,599	2.9%	72.4%
North Carolina	8	4,743	555,779	2.7%	87.1%
Louisiana	6	2,329	334,324	1.6%	97.1%
Mississippi	6	2,478	318,130	1.5%	83.9%
New York	6	3,195	335,300	1.6%	80.7%
Georgia	5	3,635	431,387	2.1%	76.4%
Maryland	5	4,097	505,808	2.4%	79.3%
Utah	5	2,376	244,948	1.2%	84.5%
Michigan	4	1,787	272,911	1.3%	80.1%
Alabama	3	1,655	234,631	1.1%	82.7%
South Carolina	3	1,281	214,113	1.0%	74.2%
Massachusetts	2	1,134	115,541	0.6%	71.2%
Pennsylvania	2	1,585	177,411	0.9%	83.8%
Virginia	2	1,091	131,368	0.6%	71.6%
Wisconsin	1	489	58,713	0.3%	70.9%

Total/Weighted Average	339	179,591	20,828,446	100.0%	81.2%

(1)	Represents total occupied square feet divided by total rentable square feet, as of December 31, 2005.

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2005. Our ownership of each facility consists of a fee interest in the facility held by U-Store-It, L.P., our operating partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, where we have a ground lease. In addition, small parcels of land at five of our other facilities are subject to a ground lease.

	Year
	Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed(1)	Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Mobile I, AL †	1997	1987	65,256	89.9%	490	N	7.4%
Mobile II, AL †	1997	1974/90	126,050	75.8%	794	N	1.3%
Mobile III, AL	1998	1988/94	43,325	92.1%	371	Y	33.8%
Chandler, AZ	2005	1985	47,888	85.9%	520	Y	0.0%
Glendale, AZ	1998	1987	56,580	87.7%	575	Y	0.0%
Green Valley, AZ	2005	1985	25,400	83.0%	280	N	8.0%
Scottsdale, AZ	1998	1995	81,300	88.4%	608	Y	10.9%
Tempe, AZ	2005	1975	53,525	84.5%	408	Y	14.0%
Tucson I, AZ	1998	1974	60,000	91.4%	504	Y	0.0%
Tucson II, AZ	1998	1988	44,150	84.0%	536	Y	100.0%
Tucson III, AZ	2005	1979	49,858	86.3%	579	N	0.0%
Tucson IV, AZ	2005	1982	48,372	89.9%	553	Y	0.0%
Tucson IX, AZ	2005	1984	68,866	89.1%	662	Y	0.0%
Tucson V, AZ	2005	1982	45,428	85.2%	467	Y	0.0%
Tucson VI, AZ	2005	1982	41,028	91.5%	457	Y	0.0%
Tucson VII, AZ	2005	1982	52,838	92.4%	640	Y	0.0%
Tucson VIII, AZ	2005	1979	46,850	85.7%	525	Y	0.0%
Tucson X, AZ	2005	1981	46,550	84.1%	496	N	0.0%
Tucson XI, AZ	2005	1974	43,100	88.9%	471	Y	0.0%
Tucson XII, AZ	2005	1974	42,772	89.1%	516	N	0.0%
Tucson XIII, AZ	2005	1974	46,192	89.4%	591	Y	0.0%
Tucson XIV, AZ	2005	1976	49,595	87.2%	590	Y	9.0%
Tucson XV, AZ †	2005	1985	66,510	87.3%	62	N	0.0%
Tucson XVI, AZ †	2005	1984	63,018	77.5%	46	N	0.0%
Apple Valley I, CA	1997	1984	73,580	74.3%	620	Y	0.0%
Apple Valley II, CA	1997	1988	62,325	79.2%	511	Y	5.3%
Benicia, CA	2005	1988/93/05	75,040	70.4%	612	Y	0.0%
Bloomington I, CA	1997	1987	31,246	75.8%	226	N	0.0%
Bloomington II, CA †	1997	1987	26,060	100.0%	22	N	0.0%
Citrus Heights, CA	2005	1987	75,906	71.0%	696	Y	0.0%
Diamond Bar, CA	2005	1988	105,685	84.1%	919	Y	0.0%
Fallbrook, CA	1997	1985/88	46,534	86.8%	430	Y	0.0%
Hemet, CA	1997	1989	66,260	94.5%	454	Y	0.0%
Highland, CA	1997	1987	74,951	77.7%	848	Y	0.0%
Lancaster, CA	2001	1987	60,875	78.2%	416	Y	0.0%
Murrieta, CA	2005	1996	50,309	82.8%	492	Y	0.0%
North Highlands, CA	2005	1980	57,219	76.6%	497	Y	0.0%
Ontario, CA	1998	1982	80,280	71.1%	840	Y	0.0%
Orangevale, CA	2005	1980	50,892	82.0%	580	Y	0.0%
Pleasanton, CA	2005	2003	83,676	58.2%	639	Y	0.0%
Rancho Cordova, CA	2005	1979	54,128	78.3%	486	Y	0.0%

	Year
	Acquired/		Year	Rentable			Manager	% Climate
Facility Location	Developed(1)		Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Redlands, CA	1997		1985	63,005	83.9%	563	N	0.0%
Rialto, CA	1997		1987	100,083	71.5%	808	Y	0.0%
Riverside I, CA	1997		1989	28,860	79.2%	249	N	0.0%
Riverside II, CA †	1997		1989	21,880	100.0%	20	N	0.0%
Riverside III, CA	1998		1989	46,920	88.6%	384	Y	0.0%
Roseville, CA	2005		1979	60,144	84.9%	594	Y	0.0%
Sacramento I, CA	2005		1979	56,724	70.4%	565	Y	0.0%
Sacramento II, CA	2005		1986	62,090	67.7%	585	Y	0.0%
San Bernardino I, CA	1997		1985	46,600	75.5%	453	Y	5.3%
San Bernardino II, CA	1997		1987	83,418	62.7%	625	Y	2.0%
San Bernardino III, CA	1997		1987	32,102	89.6%	246	N	0.0%
San Bernardino IV, CA	1997		1989	57,400	73.1%	591	Y	0.0%
San Bernardino V, CA	1997		1991	41,781	81.0%	408	Y	0.0%
San Bernardino VI, CA	1997		1985/92	35,007	72.5%	413	N	0.0%
San Bernardino VII, CA	2005		2002/04	83,756	73.5%	636	Y	11.8%
San Marcos, CA	2005		1979	37,620	80.2%	252	Y	0.0%
South Sacramento, CA	2005		1979	51,890	53.2%	435	Y	0.0%
Sun City, CA	1998		1989	38,635	81.1%	305	N	0.0%
Temecula I, CA	1998		1985	39,725	92.5%	316	N	0.0%
Temecula II, CA	2003	*	2003	42,475	76.8%	392	Y	89.5%
Vista I, CA	2001		1988	74,781	90.2%	614	Y	0.0%
Vista II, CA	2005		2001/02/03	147,991	72.2%	1330	Y	3.6%
Walnut, CA	2005		1987	50,934	85.1%	541	Y	0.0%
Westminster, CA	2005		1983/98	70,213	87.4%	650	Y	0.0%
W. Sacramento, CA	2005		1984	39,955	88.6%	487	Y	0.0%
Yucaipa, CA	1997		1989	78,444	76.7%	680	Y	0.0%
Aurora I, CO	2005		1981	74,817	70.5%	641	Y	0.0%
Aurora II, CO	2005		1984	57,454	73.8%	514	Y	0.0%
Aurora III, CO	2005		1977	33,410	72.5%	317	Y	0.0%
Avon, CO	2005		1989	28,175	96.6%	397	Y	0.0%
Colorado Springs, CO	2005		1986	48,005	78.3%	513	Y	0.0%
Denver, CO	2005		1987	57,145	85.5%	453	Y	0.0%
Englewood, CO	2005		1981	51,230	87.7%	372	Y	0.0%
Federal Heights, CO	2005		1980	55,080	69.8%	576	Y	0.0%
Golden, CO	2005		1985	88,792	74.8%	648	Y	0.0%
Littleton I , CO	2005		1987	53,690	85.4%	457	Y	38.0%
Littleton II, CO	2005		1982	46,315	87.8%	365	Y	0.0%
Northglenn, CO	2005		1980	52,302	77.0%	500	Y	0.0%
Bloomfield, CT	1997		1987/93/94	48,900	61.9%	455	Y	6.6%
Branford, CT	1995		1986	51,079	78.3%	438	Y	2.2%
Bristol, CT	2005		1989/99	53,625	87.9%	504	N	22.4%
East Windsor, CT	2005		1986/89	46,100	62.9%	326	N	0.0%
Enfield, CT	2001		1989	52,975	79.0%	384	Y	0.0%
Gales Ferry, CT	1995		1987/89	51,780	60.6%	592	N	4.8%
Manchester I, CT (6)	2002		1999/00/01	47,400	58.5%	519	N	37.0%
Manchester II, CT	2005		1984	53,237	79.2%	419	N	0.0%

	Year
	Acquired/		Year	Rentable			Manager	% Climate
Facility Location	Developed(1)		Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Milford, CT	1994		1975	45,181	81.0%	388	N	3.1%
Monroe, CT	2005		1996/03	66,909	90.1%	411	N	0.0%
Mystic, CT	1994		1975/86	50,250	72.0%	551	Y	2.4%
Newington I, CT †	2005		1978/97	54,920	87.7%	264	N	0.0%
Newington II, CT	2005		1979/81	36,490	86.2%	222	N	0.0%
Old Saybrook I, CT	2005		1982/88/00	91,288	77.7%	725	N	6.3%
Old Saybrook II, CT	2005		1988/02	26,875	74.7%	256	N	30.0%
South Windsor, CT	1994		1976	67,525	64.0%	550	Y	0.8%
Stamford, CT	2005		1997	29,326	86.9%	369	N	31.2%
Boca Raton, FL	2001		1998	38,203	97.5%	605	N	67.9%
Boynton Beach I, FL	2001		1999	62,042	96.1%	800	Y	54.0%
Boynton Beach II, FL	2005		2001	62,276	91.0%	609	Y	81.5%
Bradenton I, FL	2004		1979	68,480	75.2%	676	N	2.8%
Bradenton II, FL	2004		1996	88,103	84.6%	904	Y	40.2%
Cape Coral, FL	2000	*	2000	76,789	96.4%	902	Y	83.0%
Dania Beach, FL (6)	2004		1984	264,375	84.5%	1928	N	21.0%
Dania, FL	1994		1988	58,319	98.5%	483	Y	26.9%
Davie, FL	2001	*	2001	81,235	91.9%	839	Y	55.6%
Deerfield Beach, FL	1998	*	1998	57,770	97.1%	527	Y	39.2%
DeLand, FL	1998		1987	38,577	93.5%	412	Y	0.0%
Delray Beach, FL	2001		1999	68,531	97.0%	819	Y	39.0%
Fernandina Beach, FL †	1996		1986	91,480	95.8%	683	Y	21.7%
Ft. Lauderdale, FL	1999		1999	70,544	97.8%	655	Y	46.0%
Ft. Myers, FL	1998		1998	67,256	95.3%	611	Y	67.0%
Gulf Breeze, FL	2005		1982/04	79,455	97.0%	701	N	64.0%
Jacksonville, FL	2005		2005	79,366	14.9%	761	N	100.0%
Lake Worth, FL †	1998		1998/02	167,946	89.3%	1293	N	44.9%
Lakeland I, FL	1994		1988	49,111	96.5%	463	Y	78.1%
Lakeland II, FL	1996		1984	48,600	86.6%	356	Y	19.5%
Leesburg, FL	1997		1988	51,995	91.7%	447	Y	5.1%
Lutz I, FL	2004		2000	72,795	85.9%	658	Y	34.0%
Lutz II, FL	2004		1999	69,378	86.4%	549	Y	20.4%
Margate I, FL †	1994		1979/81	55,677	91.2%	343	N	10.5%
Margate II, FL †	1996		1985	66,135	93.2%	317	Y	65.0%
Merrit Island, FL	2000		2000	50,523	94.1%	470	Y	56.4%
Miami I, FL	1995		1995	47,200	89.0%	556	Y	52.2%
Miami II, FL	1994		1987	57,165	65.3%	598	Y	0.1%
Miami III, FL	1994		1989	67,360	93.8%	573	Y	7.8%
Miami IV, FL	1995		1987	58,298	86.5%	610	Y	7.0%
Miami V, FL	1995		1976	77,825	81.1%	369	Y	4.0%
Miami VI, FL	2005		1988/03	152,075	76.8%	1504	N	93.0%
Naples I, FL	1996		1996	48,150	90.4%	349	Y	26.6%
Naples II, FL	1997		1985	65,994	91.7%	647	Y	43.9%
Naples III, FL	1997		1981/83	80,709	83.4%	889	Y	24.0%
Naples IV, FL	1998		1990	40,023	83.8%	444	N	41.4%
Ocala, FL	1994		1988	42,086	93.9%	360	Y	9.7%
Ocoee, FL	2005		1997	76,258	93.9%	665	Y	15.5%

	Year
	Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed(1)	Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Orange City, FL	2004	2001	59,781	83.9%	680	N	39.0%
Orlando I, FL (6)	1997	1987	51,770	85.2%	453	Y	4.8%
Orlando II, FL	2005	2002/04	92,944	87.2%	788	N	74.1%
Pembroke Pines, FL	1997	1997	67,505	95.3%	692	Y	73.1%
Royal Palm Beach, FL †	1994	1988	98,851	83.5%	670	N	79.2%
Sarasota, FL	1998	1998	70,798	90.5%	532	Y	43.0%
St. Augustine, FL	1996	1985	59,830	86.8%	581	Y	29.6%
Stuart I, FL	1997	1986	41,694	95.8%	524	Y	27.0%
Stuart II, FL	1997	1995	89,541	95.9%	896	Y	34.1%
Tampa I, FL	1994	1987	60,150	89.4%	416	Y	0.0%
Tampa II, FL	2001	1985	56,047	88.2%	476	Y	16.8%
Vero Beach, FL	1997	1986/87	50,515	95.5%	482	N	23.9%
West Palm Beach I, FL	2001	1997	68,295	95.8%	1028	Y	47.3%
West Palm Beach II, FL	2004	1996	93,915	95.7%	913	Y	77.0%
Alpharetta, GA	2001	1996	90,685	71.1%	670	Y	74.9%
Decatur, GA	1998	1986	148,680	71.7%	1409	Y	3.1%
Norcross, GA	2001	1997	85,460	79.6%	598	Y	55.1%
Peachtree City, GA	2001	1997	50,034	73.5%	449	N	74.6%
Smyrna, GA	2001	2000	56,528	94.7%	509	Y	100.0%
Addison, IL	2004	1979	31,775	92.0%	377	Y	0.0%
Aurora, IL	2004	1996	74,440	61.0%	573	Y	6.9%
Bartlett I, IL	2004	1987	41,394	86.3%	430	Y	0.5%
Bartlett II, IL	2004	1987	51,725	78.4%	421	Y	33.5%
Bellwood, IL	2001	1999	86,700	89.3%	724	Y	52.1%
Des Plaines, IL (6)	2004	1978	74,600	81.2%	643	Y	0.0%
Elk Grove Village, IL	2004	1987	63,638	85.7%	655	Y	0.3%
Glenview, IL	2004	1998	100,345	74.6%	764	Y	100.0%
Gurnee, IL	2004	1987	80,500	65.3%	741	Y	34.0%
Harvey, IL	2004	1987	59,816	92.5%	587	Y	3.0%
Joliet, IL	2004	1993	74,750	62.2%	481	Y	23.3%
Lake Zurich, IL	2004	1988	46,635	81.1%	450	Y	0.0%
Lombard, IL †	2004	1981	61,242	80.2%	520	Y	18.3%
Mount Prospect, IL	2004	1979	65,200	70.9%	610	Y	12.6%
Mundelein, IL	2004	1990	44,900	65.4%	509	Y	8.9%
North Chicago, IL	2004	1985	53,500	85.1%	445	N	0.0%
Plainfield I, IL	2004	1998	54,375	80.3%	410	N	0.0%
Plainfield II, IL	2005	2000	52,450	70.5%	368	N	16.8%
Schaumburg, IL	2004	1988	31,157	84.0%	325	N	0.8%
Streamwood, IL	2004	1982	64,565	71.0%	578	N	0.0%
Warrensville, IL	2005	1977/89	46,728	87.7%	382	N	0.0%
Waukegan, IL	2004	1977	79,950	72.3%	715	Y	8.4%
West Chicago, IL	2004	1979	48,625	80.0%	440	Y	0.0%
Westmont, IL	2004	1979	53,900	69.2%	403	Y	0.0%
Wheeling I, IL	2004	1974	54,900	74.5%	505	Y	0.0%
Wheeling II, IL	2004	1979	68,025	64.7%	624	Y	7.3%
Woodridge, IL	2004	1987	50,595	82.4%	477	Y	0.0%

	Year
	Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed(1)	Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Indianapolis I, IN	2004	1987	43,800	79.1%	332	N	0.0%
Indianapolis II, IN	2004	1997	45,100	81.2%	460	Y	15.6%
Indianapolis III, IN	2004	1999	61,325	79.9%	506	Y	32.6%
Indianapolis IV, IN	2004	1976	68,494	61.4%	616	Y	0.0%
Indianapolis IX, IN	2004	1976	62,196	74.5%	557	Y	0.0%
Indianapolis V, IN	2004	1999	75,025	81.2%	596	Y	33.5%
Indianapolis VI, IN	2004	1976	73,693	71.7%	730	Y	0.0%
Indianapolis VII, IN	2004	1992	95,290	60.8%	884	Y	0.0%
Indianapolis VIII, IN	2004	1975	81,676	72.4%	738	Y	0.0%
Baton Rouge I, LA	1997	1980	55,984	99.0%	464	Y	9.7%
Baton Rouge II, LA	1997	1980	72,082	94.0%	499	Y	33.7%
Baton Rouge III, LA	1997	1982	61,078	99.4%	451	Y	10.2%
Baton Rouge IV, LA	1998	1995	8,920	99.7%	84	N	100.0%
Prairieville, LA	1998	1991	56,520	93.9%	306	Y	3.0%
Slidell, LA	2001	1998	79,740	98.7%	525	Y	46.5%
Boston, MA	2002	2001	61,360	68.8%	630	Y	100.0%
Leominster, MA	1998	1987/88/00	54,181	73.9%	504	Y	45.1%
Baltimore, MD	2001	1999/00	93,750	75.0%	808	Y	45.5%
California, MD	2004	1998	67,528	82.9%	722	Y	40.1%
Gaithersburg, MD	2005	1998	87,170	67.8%	798	Y	100.0%
Laurel, MD †	2001	1978/99/00	161,530	82.4%	956	N	63.7%
Temple Hills, MD	2001	2000	95,830	86.3%	813	Y	77.6%
Grand Rapids, MI	1996	1976	87,295	77.3%	508	Y	0.0%
Portage, MI (6)	1996	1980	50,671	90.8%	340	N	0.0%
Romulus, MI	1997	1997	43,970	65.2%	318	Y	10.7%
Wyoming, MI	1996	1987	90,975	84.0%	621	N	0.0%
Biloxi, MS	1997	1978/93	66,188	94.6%	620	Y	7.4%
Gautier, MS	1997	1981	35,775	97.2%	306	Y	3.2%
Gulfport I, MS	1997	1970	73,460	83.0%	513	Y	0.0%
Gulfport II, MS	1997	1986	64,745	88.7%	436	Y	18.8%
Gulfport III, MS	1997	1977/93	61,451	82.5%	486	Y	33.2%
Waveland, MS	1998	1982/83/84/93	16,511	2.5%	117	Y	23.7%
Belmont, NC	2001	1996/97/98	81,215	94.4%	569	N	7.8%
Burlington I, NC	2001	1990/91/93/94/98	110,502	84.1%	951	N	4.0%
Burlington II, NC	2001	1991	39,802	82.1%	392	Y	11.9%
Cary, NC	2001	1993/94/97	110,464	78.2%	751	N	8.5%
Charlotte, NC	1999	1999	69,246	92.3%	740	N	52.4%
Fayetteville I, NC	1997	1981	41,600	93.2%	352	N	0.0%
Fayetteville II, NC	1997	1993/95	54,425	97.4%	557	Y	11.9%
Raleigh, NC	1998	1994/95	48,525	81.8%	431	Y	8.2%
Brick, NJ	1994	1981	51,892	81.0%	456	Y	0.0%
Clifton, NJ	2005	2001	105,625	78.9%	1014	Y	100.0%
Cranford, NJ	1994	1987	91,450	83.2%	848	Y	7.9%
East Hanover, NJ	1994	1983	107,874	77.2%	1019	N	1.6%
Elizabeth, NJ	2005	1925/97	40,202	54.3%	686	N	45.0%
Fairview, NJ	1997	1989	28,021	83.7%	452	N	100.0%
Hoboken, NJ	2005	1945/97	34,681	86.7%	750	N	100.0%

	Year
	Acquired/		Year	Rentable			Manager	% Climate
Facility Location	Developed(1)		Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Jersey City, NJ	1994		1985	91,736	82.3%	1095	Y	0.0%
Linden I, NJ	1994		1983	100,625	72.0%	1125	N	2.7%
Linden II, NJ †	1994		1982	36,000	100.0%	26	N	0.0%
Morris Township, NJ (5)	1997		1972	76,175	79.6%	573	Y	1.3%
Parsippany, NJ	1997		1981	66,375	86.8%	613	Y	1.4%
Randolph, NJ	2002		1998/99	52,232	77.1%	592	Y	82.5%
Sewell, NJ	2001		1984/98	57,769	81.6%	448	N	4.4%
Albuquerque I, NM	2005		1985	65,876	87.3%	633	Y	0.0%
Albuquerque II, NM	2005		1985	59,022	97.6%	553	Y	0.0%
Albuquerque III, NM	2005		1978	41,163	89.7%	460	Y	0.0%
Albuquerque IV, NM	2005		1986	56,554	80.1%	536	Y	0.0%
Carlsbad, NM	2005		1975	40,159	92.9%	348	Y	0.0%
Deming, NM	2005		1973/83	33,100	82.7%	256	Y	0.0%
Las Cruces, NM	2005		1984	44,050	96.8%	406	Y	0.0%
Lovington, NM	2005		1975	15,950	93.1%	172	Y	0.0%
Silver City, NM	2005		1972	27,075	99.3%	256	Y	0.0%
Truth or Consequences, NM	2005		1977/99/00	24,510	89.7%	168	Y	0.0%
Endicott, NY	2005		1989	35,330	81.5%	297	Y	0.0%
Jamaica, NY	2001		2000	90,156	68.0%	928	Y	100.0%
New Rochelle, NY †	2005		1998	30,343	89.1%	402	N	0.0%
North Babylon, NY	1998		1988/99	78,288	78.0%	635	Y	9.1%
Riverhead, NY	2005		1985/86/99	41,410	87.6%	346	N	0.0%
Southold, NY †	2005		1989	59,773	93.8%	587	N	0.0%
Boardman, OH	1980		1980/89	66,187	80.5%	525	Y	16.1%
Brecksville, OH †	1998		1970/89	64,764	82.6%	410	Y	34.2%
Canton I, OH	2005		1979/87	40,545	75.0%	414	Y	0.0%
Canton II, OH	2005		1997	31,700	85.7%	201	N	0.0%
Centerville I, OH	2004		1976	86,590	75.5%	654	Y	0.0%
Centerville II, OH	2004		1976	43,600	76.8%	310	N	0.0%
Cleveland I, OH	2005		1997/99	46,400	81.0%	353	Y	0.0%
Cleveland II, OH	2005		2000	58,652	50.0%	591	Y	0.0%
Dayton I, OH	2004		1978	43,420	83.7%	351	N	0.0%
Dayton II, OH	2005		1989/00	47,550	67.4%	368	N	0.0%
Euclid I, OH	1988	*	1988	47,260	77.4%	441	Y	21.9%
Euclid II, OH	1988	*	1988	48,058	76.3%	381	Y	0.0%
Hudson, OH †	1998		1987	68,470	88.9%	421	N	13.9%
Lakewood, OH	1989	*	1989	39,523	81.7%	486	Y	24.5%
Louisville, OH	2005		1988/90	60,402	88.8%	390	N	0.0%
Marblehead, OH	2005		1988/98	76,500	66.8%	388	N	0.0%
Mason, OH	1998		1981	33,700	89.2%	282	Y	0.0%
Mentor, OH	2005		1983/99	61,284	77.7%	454	N	23.1%
Miamisburg, OH †	2004		1975	61,050	84.3%	432	Y	0.0%
Middleburg Hts, OH	1980	*	1980	94,150	76.2%	667	Y	0.0%
North Canton I, OH	1979	*	1979	45,532	92.0%	290	Y	0.0%
North Canton II, OH	1983	*	1983	44,380	90.8%	354	Y	15.8%
North Olmsted I, OH	1979	*	1979	48,910	86.4%	449	Y	1.2%

	Year
	Acquired/		Year	Rentable			Manager	% Climate
Facility Location	Developed(1)		Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

North Olmsted II, OH	1988	*	1988	48,050	80.2%	406	Y	14.1%
North Randall, OH	1998	*	1998/02	80,452	79.1%	803	N	90.3%
Perry, OH	2005		1992/97	68,851	73.1%	431	Y	0.0%
Warrensville Hts, OH	1980	*	1980/82/98	90,531	84.9%	746	Y	0.0%
Westlake, OH	2005		2001	62,800	96.3%	460	Y	0.0%
Willoughby, OH	2005		1997	33,639	75.7%	274	Y	0.0%
Youngstown, OH	1977	*	1977	66,700	87.1%	500	Y	0.0%
Levittown, PA	2001		2000	78,230	85.8%	671	Y	36.2%
Philadelphia, PA	2001		1999	99,181	82.3%	914	N	91.6%
Hilton Head I, SC †	1997		1981/84	116,766	70.1%	545	Y	5.4%
Hilton Head II, SC †	1997		1979/80	47,620	83.6%	297	Y	0.0%
Summerville, SC	1998		1989	49,727	74.7%	439	Y	10.1%
Alcoa, TN	2005		1986	42,550	85.5%	351	Y	0.0%
Antioch, TN	2005		1985/98	76,445	80.8%	565	Y	8.5%
Cordova, TN	2005		1987	54,725	67.1%	388	Y	0.0%
Knoxville I, TN	1997		1984	29,452	83.8%	297	Y	5.4%
Knoxville II, TN	1997		1985	38,550	91.9%	350	Y	7.0%
Knoxville III, TN	1998		1991	45,864	87.3%	425	Y	6.7%
Knoxville IV, TN	1998		1983	59,070	82.3%	456	N	1.1%
Knoxville V, TN	1998		1977	43,050	88.3%	376	N	0.0%
Knoxville VI, TN	2005		1975	64,040	94.0%	576	Y	0.0%
Knoxville VII, TN	2005		1983	55,394	92.5%	448	Y	0.0%
Knoxville VIII, TN	2005		1978	97,098	81.6%	777	Y	0.0%
Memphis I, TN	2001		1999	86,075	88.0%	622	N	51.3%
Memphis II, TN	2001		2000	72,210	91.9%	544	N	46.2%
Memphis III, TN	2005		1983	39,790	70.3%	365	Y	5.0%
Memphis IV, TN	2005		1986	38,950	80.7%	330	Y	0.0%
Memphis V, TN	2005		1981	61,270	50.6%	474	Y	0.0%
Nashville I, TN	2005		1984	109,090	67.0%	686	Y	0.0%
Nashville II, TN	2005		1986/00	82,992	82.0%	635	Y	13.2%
Austin, TX	2005		2001	59,758	90.4%	549	Y	70.0%
Baytown, TX	2005		1981	39,150	74.4%	380	Y	0.0%
Bryan, TX	2005		1994	60,650	68.9%	498	Y	0.0%
College Station, TX	2005		1993	26,750	81.6%	348	N	0.0%
Dallas, TX	2005		2000	59,905	74.4%	568	Y	40.0%
El Paso I, TX	2005		1980	60,034	79.9%	552	Y	0.0%
El Paso II, TX	2005		1980	49,296	87.7%	428	Y	0.0%
El Paso III, TX	2005		1980	71,500	83.5%	649	Y	0.0%
El Paso IV, TX	2005		1983	73,776	82.0%	584	Y	0.0%
El Paso V, TX	2005		1982	63,050	87.5%	402	Y	0.0%
El Paso VI, TX	2005		1985	36,820	84.3%	271	Y	0.0%
El Paso VII, TX †	2005		1982	35,800	81.5%	19	N	0.0%
Fort Worth, TX	2005		2000	50,731	68.2%	409	Y	40.0%
Frisco I, TX	2005		1996	51,079	78.0%	447	Y	17.4%
Frisco II, TX	2005		1998/02	71,539	82.4%	514	Y	25.6%
Greenville I , TX	2005		2001/04	60,560	76.4%	458	Y	30.6%
Greenville II, TX	2005		2001	45,850	69.8%	320	N	40.5%

	Year
	Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed(1)	Built	Square Feet	Occupancy(2)	Units	Apartment(3)	Controlled(4)

Houston I, TX	2005	1981	101,780	81.7%	631	Y	0.0%
Houston II, TX	2005	1977	74,700	75.0%	435	Y	0.0%
Houston III, TX	2005	1984	62,370	66.7%	492	Y	0.0%
Houston IV, TX	2005	1987	44,175	87.3%	401	Y	6.0%
La Porte, TX	2005	1984	45,050	73.6%	440	Y	19.0%
McKinney, TX	2005	1996	52,970	94.5%	373	Y	12.6%
N Richland Hills, TX	2005	2002	57,375	70.1%	459	Y	62.0%
Roanoke, TX	2005	1996/01	59,600	80.5%	483	Y	31.9%
San Antonio, TX	2005	2005	75,120	1.2%	581	Y	79.0%
Sherman I, TX	2005	1998	55,425	86.9%	525	Y	20.0%
Sherman II, TX	2005	1996	48,625	90.5%	394	Y	36.0%
Murray II, UT	2005	1978	47,246	86.6%	350	Y	0.0%
Murray I, UT	2005	1976	60,780	87.4%	702	N	0.0%
Murray III, UT †	2005	1978	26,400	80.0%	24	Y	0.0%
Salt Lake City I, UT	2005	1976	56,646	78.9%	778	Y	0.0%
Salt Lake City II, UT	2005	1978	53,876	87.4%	522	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,750	63.1%	581	N	26.5%
Fredericksburg II, VA	2005	1998/01	61,618	81.3%	510	N	100.0%
Milwaukee, WI	2004	1988	58,713	70.9%	489	Y	0.0%

Total/Weighted Average (339 facilities)			20,828,446	81.2%	179,591

*	Denotes facilities developed by us.

†	Denotes facilities that contain a material amount of commercial rentable square footage. All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers. As of December 31, 2005, there was a total of approximately 628,000 rentable square feet of commercial space at these facilities.

(1)	Represents the year acquired, for those facilities acquired from a third party, or the year developed, for those facilities developed by us.

(2)	Represents occupied square feet divided by total rentable square feet.

(3)	Indicates whether a facility has an on-site apartment where a manager resides.

(4)	Represents the percentage of rentable square feet in climate-controlled units.

(5)	We do not own the land at this facility. We leased the land pursuant to a ground lease that expires in 2008, but have nine five-year renewal options.

(6)	We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2007 and 2015.

Our growth has been achieved by internal growth and by adding facilities to our portfolio each year through acquisitions and development. The tables set forth below show the average occupancy and annual rent per occupied square foot for our facilities owned as of December 31, 2005 for each of the last five years, grouped by the year end during which we first owned or operated the facility.

Our Facilities by Year Acquired — Average Occupancy

		Current	Average Occupancy During the Twelve Months Ended
	Number of	Rentable	December 31,(2)
Year Acquired(1)	Facilities	Square Feet	2001	2002	2003	2004	2005

1996 or earlier	41	2,599,851	83.2%	80.9%	81.2%	83.5%	83.4%
1997	46	2,699,212	82.2%	81.0%	82.8%	84.1%	83.7%
1998	24	1,381,262	82.1%	81.3%	84.2%	85.0%	85.4%
1999	2	138,054	67.2%	81.3%	82.0%	88.0%	92.4%
2000	6	418,024	76.0%	81.7%	85.5%	87.6%	87.5%
2001	27	2,107,610	73.6%	75.7%	80.6%	84.9%	85.4%
2002	7	405,966		83.3%	82.9%	83.9%	81.9%
2003	1	42,475			20.4%	48.7%	74.9%
2004	46	3,114,879				77.6%	77.9%
2005	139	7,921,113					80.3%

All Facilities Owned as of December 31, 2005	339	20,828,446	81.3%	79.9%	82.1%	84.0%	82.2%

(1)	For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)	Determined by dividing the sum of the month-end occupied square feet for the group of facilities for each twelve month period by the sum of their month-end rentable square feet for the period.

Our Facilities by Year Acquired — Annual Rent Per Occupied Square Foot

		Annual Rent Per Occupied Square Foot For the Twelve Months Ended
	Number of	December 31,(2)
Year Acquired(1)	Facilities	2001	2002	2003	2004	2005

1996 or earlier	41	$10.71	$10.79	$10.59	$10.66	$10.98
1997	46	$8.81	$9.04	$9.21	$9.52	$10.01
1998	24	$8.73	$8.82	$8.89	$9.34	$9.72
1999	2	$7.10	$7.66	$8.25	$9.50	$10.81
2000	6	$13.10	$13.33	$13.26	$13.29	$14.41
2001	27	$11.21	$10.88	$10.12	$10.56	$11.04
2002	7		$14.41	$13.31	$13.49	$13.91
2003	1			$8.75	$12.94	$13.21
2004	46				$12.22	$10.73
2005	139					$8.90

All Facilities Owned as of December 31, 2005	339	$9.77	$10.13	$10.04	$10.44	$10.37

(1)	For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)	Determined by dividing the aggregate rental revenue for each twelve month period by the average of the month-end occupied square feet for the period. Rental revenue includes customer rental revenues, access, administrative and late fees and revenues from auctions, but does not include ancillary revenues generated at our facilities.

The following tables set forth a reconciliation of our annual rent per occupied square foot data to our historical financial results for the periods presented.

		Average Occupied Square Feet For the Twelve Months Ended
	Number of	December 31,(2)
Year Acquired(1)	Facilities	2001	2002	2003	2004	2005

1996 or earlier	41	2,162,101	2,101,927	2,112,101	2,170,825	2,167,726
1997	46	2,189,309	2,162,901	2,212,059	2,247,471	2,257,945
1998	24	1,176,562	1,187,768	1,244,593	1,257,058	1,216,370
1999	2	93,479	113,112	114,052	121,776	127,585
2000	6	277,770	296,103	321,549	366,338	365,632
2001	27	410,084	1,544,456	1,701,143	1,790,554	1,800,901
2002	7		153,790	339,036	340,977	332,649
2003	1			3,606	20,694	31,801
2004	46				402,889	2,425,283
2005	139					3,157,146

All Facilities Owned as of December 31, 2005	339	6,309,305	7,560,057	8,048,139	8,718,582	13,883,038

	Number of	Total Revenues for the Twelve Months Ended December 31,(3)
Year Acquired(1)	Facilities	2001	2002	2003	2004	2005
		(Dollars in thousands)

1996 or earlier	41	$23,408	$22,683	$22,372	$23,140	$23,800
1997	46	19,499	19,561	20,382	21,558	22,599
1998	24	10,382	10,475	11,061	11,573	11,818
1999	2	664	866	941	1,156	1,379
2000	6	3,639	3,947	4,265	4,867	5,269
2001	27	4,597	16,800	17,224	18,914	19,883
2002	7		2,216	4,513	4,600	4,627
2003	1			32	268	420
2004	46				4,925	26,021
2005	139					28,104

All Facilities Owned as of December 31, 2005 — Before Adjustments	339	$62,189	$76,548	$80,790	$91,001	$143,920
Plus:
Other Adjustments(4)		87	37	24	607	4,201

Total Revenues(5)		$62,276	$76,585	$80,814	$91,608	$148,121

(1)	For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)	Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of facilities.

(3)	Represents the result obtained by multiplying annual rent per occupied square foot by the average occupied square feet for the twelve month period for each group of facilities.

(4)	Between 2001 and 2004, amounts represents primarily ancillary revenues generated by three facilities contributed by certain Amsdell Entities to our operating partnership prior to our IPO, which are reflected in the historical financial statements but excluded from the above analysis which accounts only for rental revenues and other property related income. For 2005, amount represents ancillary revenue and Rising Tide management fees.

(5)	Represents total revenues as presented in our historical financial statements.

Planned Renovations and Improvements

We recently undertook a capital improvements and renovations program involving our existing facilities. We spent a total of approximately $16.2 million between 2000 and 2005 on this program. These renovations and improvements included office upgrades, adding climate control at selected units, construction of parking areas and general facility upgrades. We anticipate spending approximately an additional $12.0 million in 2006 in renovations and improvements for our facilities that were owned at March 1, 2006. The bulk of this cost relates to facilities acquired since our IPO. These renovations and improvements will include re-signing and re-branding the facilities, adding climate control at selected facilities and implementing general facility upgrades. In connection with our pending acquisitions, we anticipate incurring additional costs for renovations and improvements.

Option Facilities

In connection with our IPO, we entered into an option agreement with Rising Tide Development to acquire 18 self-storage facilities, currently consisting of 13 facilities owned by Rising Tide Development, two facilities that Rising Tide Development has the right to acquire from unaffiliated third parties, and three facilities that we have acquired since our IPO pursuant to the exercise of our options. Rising Tide Development may elect not to acquire either or both of the option facilities it currently has under contract, which would reduce the number of facilities available to us pursuant to the option agreement. These 15 facilities either are currently under development or not yet fully stabilized. Any purchase of an option facility by us will be at a purchase price equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The option will become exercisable with respect to each particular self-storage facility when that facility achieves an occupancy of 85% at the end of the month for three consecutive months, and will expire in October 2008. None of the remaining 15 self-storage facilities that we have the option to purchase met the 85% occupancy requirement as of December 31, 2005. We expect that the purchase option will become exercisable with respect to a majority of the option facilities by October 2008. The determination to purchase any of the option facilities will be made by the independent members of our board of trustees. If the option is not exercised for any facility within the option period, Rising Tide Development will be required to move expeditiously to sell the facility to an unrelated third party. Rising Tide Development received no cash consideration for entering into the option agreement.

Since the completion of our IPO, we exercised our option to purchase three option facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in units in our operating partnership and $10.6 million in cash.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the New York Stock Exchange under the symbol “YSI” on October 22, 2004. As of February 17, 2006, there were approximately 24 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low sales prices per share for our common shares, as reported by the New York Stock Exchange composite tape, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared

2004
Fourth quarter (October 22 through December 31)	$17.77	$16.40	$0.2009
2005
First quarter	$17.58	$15.90	$0.28
Second quarter	$19.99	$16.64	$0.28
Third quarter	$22.13	$18.82	$0.28
Fourth quarter	$21.93	$19.04	$0.29

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2005 was 46% ordinary income and 54% return of capital.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Under our new revolving credit facility, in the fourth quarter of 2007 we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) a certain percentage of our funds from operations and (ii) such amount as may be necessary to maintain our REIT status.

To the extent that we make distributions in excess of our earnings and profits, as computed for federal income tax purposes, these distributions will represent a return of capital, rather than a dividend, for federal income tax purposes. Distributions that are treated as a return of capital for federal income tax purposes generally will not be taxable as a dividend to a U.S. shareholder, but will reduce the shareholder’s basis in its shares (but not below zero) and therefore can result in the shareholder having a higher gain upon a subsequent sale of such shares. Return of capital distributions in excess of a shareholder’s basis generally will be treated as gain from the sale of such shares for federal income tax purposes.

In October 2005, we completed a secondary public offering of our common shares, generating net proceeds of approximately $378.7 million, after deducting underwriting discount and commissions and expenses of the offering. A portion of these proceeds was used to repay certain outstanding indebtedness, including (i) $108.3 million to repay the outstanding balance under our then existing revolving credit facility and (ii) $39.8 million to repay outstanding mortgage loans secured by 37 of our facilities. Approximately

$110.2 million of the net proceeds was used to fund the acquisition of 19 self-storage facilities. The remaining approximately $120.4 million of net proceeds has been used for the acquisition and development of additional self-storage facilities, budgeted capital improvements and general corporate purposes. As a result of the offering and the aforementioned repayment of outstanding indebtedness, we believe that our financial flexibility has been significantly improved, particularly since additional amounts are available for borrowing to fund future acquisitions and development of facilities and other cash needs.

We completed our initial public offering of our common shares, generating net proceeds of approximately $425.0 million, after deducting underwriting discount and commissions and expenses of the offering. A portion of these proceeds was used to repay (i) approximately $135.1 million of our existing term loan provided by an affiliate of Lehman Brothers (ii) $16.6 million, plus $0.9 million for prepayment penalties, to repay mortgage indebtedness secured by our facilities (iii) $23.0 million to repay the outstanding balance of a loan made to us by Robert J. Amsdell and Barry L. Amsdell and (iv) $221.8 million to acquire the 46 acquisition facilities.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a historical consolidated basis for the Company, and on a combined historical basis for Acquiport/Amsdell (the “Predecessor”). The selected historical financial information as of December 31, 2005 and 2004 and for each of the periods indicated in the five-year period ended December 31, 2005 were derived from audited financial statements. Historical information for the Company has not been presented prior to October 21, 2004, the date on which the Company consummated the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, because during the period prior to the mergers, the Company did not have material corporate activity.

The Predecessor’s combined historical financial information includes the following entities, which are the entities referred to collectively in this Form 10-K as Acquiport/Amsdell, for periods prior to October 21, 2004: the operating partnership (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport IV, LLC, Acquiport V, LLC, Acquiport VI, LLC, Acquiport VII, LLC, and USI II, LLC. The Predecessor also includes three additional facilities, Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL which were contributed to U-Store-It, L.P. in connection with the IPO. All intercompany balances and transactions are eliminated in consolidation and combination. At October 20, 2004, the Predecessor owned 155 self-storage facilities.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Company and the Predecessor and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

THE COMPANY AND THE PREDECESSOR

	The Company		The Predecessor(1)
		Period	Period
		October 21,	January 1,
	Year Ended	through	through
	December 31,	December 31,	October 20,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)

Statement of Operations Data:
Revenues:
Rental income	$138,120	$21,314	$65,631	$76,898	$72,719	$59,120
Other property related income	10,001	1,452	3,211	3,916	3,866	3,156

Total revenues	148,121	22,766	68,842	80,814	76,585	62,276

Operating expenses:
Property operating expenses	54,952	9,635	26,031	28,096	26,075	20,977
Property operating expense — related party	43	—	—	—	—	—
Depreciation	39,949	5,800	16,528	19,494	19,656	14,168
General and administrative	17,786	4,140	—	—	—	—
General and administrative — related party	736	114	—	—	—	—
Management fees — related party(2)	—	—	3,689	4,361	4,115	3,358

Total operating expenses	113,466	19,689	46,248	51,951	49,846	38,503

Operating income	34,655	3,077	22,594	28,863	26,739	23,773
Interest:
Interest expense on loans	(32,370)	(4,428)	(19,385)	(15,128)	(15,944)	(13,430)
Loan procurement amortization expense	(1,785)	(240)	(5,727)	(1,015)	(1,079)	(1,182)
Early extinguishment of debt	(93)	(7,012)	—	—	—	—
Costs incurred to acquire management company — related party	—	(22,152)	—	—	—	—
Loss on sale of storage facilities	—	—	—	—	—	(2,459)
Interest income	2,405	37	69	12	—	—
Other	(47)	(78)	—	—	—	—

Income (loss) from continuing operations before minority interest	2,765	(30,796)	(2,449)	12,732	9,716	6,702

Minority interest	(199)	898	—	—	—	—

Income (loss) from continuing operations	2,566	(29,898)	(2,449)	12,732	9,716	6,702
Discontinued operations:
Income from operations	32	—	—	171	312	194
Gain on sale of storage facilities	179	—	—	3,329	—	—

Income from discontinued operations	211	—	—	3,500	312	194

Net income (loss)	$2,777	$(29,898)	$(2,449)	$16,232	$10,028	$6,896

	The Company		The Predecessor(1)
		Period	Period
		October 21,	January 1,
	Year Ended	through	through
	December 31,	December 31,	October 20,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)

Basic and diluted earnings (loss) per share from continuing operations	$0.07	$(0.80)

Basic and diluted earnings per share from discontinued operations	—	—

Basic and diluted earnings (loss) per share	$0.07	$(0.80)

Weighted average basic common shares outstanding(3)	42,120	37,478

Weighted average diluted common shares outstanding(3)	42,203	37,478

Distribution declared(4)	$1.13	$0.2009

Balance Sheet Data (as of end of period):
Storage facilities, net	$1,246,295	$729,155		$395,599	$411,232	$378,179
Total assets	1,481,488	775,874		412,219	421,400	392,016
Loans payable and capital lease obligations	669,338	380,652		271,945	270,413	242,184
Total liabilities	714,376	405,432		280,470	278,987	249,854
Minority interest	64,108	11,062		—	—	—
Shareholders’/owners’ equity	703,004	359,380		131,749	142,413	142,162
Total liabilities and shareholders’/owners’ equity	1,481,488	775,874		412,219	421,400	392,016
Other Data:
Net operating income	93,126	13,131	42,811	52,718	50,510	41,299
Funds from operations for the operating partnership	42,914	(24,996)	14,079	32,604	29,885	23,812
Number of facilities (end of period)	339	201	155	155	159	152
Total rentable square feet (end of period)	20,828,446	12,977,893	9,683,014	9,863,014	10,050,274	9,520,547
Occupancy (end of period)	81.2%	82.2%	85.2%	82.6%	79.2%	78.6%
Cash dividends declared per share(4)	$1.13	$0.2009
Cash Flow data:
Net cash flow provided by (used in):
Operating activities	$48,850	$9,415	$25,523	$34,227	$31,642	$23,570
Investing activities	(392,694)	(229,075)	(5,114)	(2,507)	(33,212)	(127,683)
Financing activities	516,457	246,078	(25,845)	(25,729)	(818)	105,049
Reconciliation of Net Income (Loss) to Funds from Operations (FFO):
Net Income (loss)(5)	$2,777	$(29,898)	$(2,449)	$16,232	$10,028	$6,896
Plus:
Depreciation	39,949	5,800	16,528	19,494	19,656	14,168
Minority interest	199	(898)	—	—	—	—
Depreciation included in discontinued operations	168	—	—	207	201	289
Loss on sale of storage facilities	—	—	—	—	—	2,459

	The Company		The Predecessor(1)
		Period	Period
		October 21,	January 1,
	Year Ended	through	through
	December 31,	December 31,	October 20,	Year Ended December 31,
	2005	2004	2004	2003	2002	2001
	(Dollars and shares in thousands, except per share data)

Less:
Gain on sale of storage facilities	(179)	—	—	(3,329)	—	—

FFO for the operating partnership	$42,914	$(24,996)	$14,079	$32,604	$29,885	$23,812

FFO allocable to minority interest	$(2,864)	$(733)

FFO attributable to common shareholders	$40,050	$(24,263)

Reconciliation of Net Income (Loss) to Net Operating Income:
Net Income (loss)(5)	$2,777	$(29,898)	$(2,449)	$16,232	$10,028	$6,896
Plus:
Interest:
Interest expense on loans	32,370	4,428	19,385	15,128	15,944	13,430
Loan procurement amortization expense	1,785	240	5,727	1,015	1,079	1,182
Minority interest	199	(898)	—	—	—	—
Early extinguishment of debt	93	7,012	—	—	—	—
Costs incurred to acquire management company — related party(5)	—	22,152	—	—	—	—
Loss on sale of storage facilities	—	—	—	—	—	2,459
Other	47	78	—	—	—	—
Less:
Income from discontinued operations	(32)	—	—	(171)	(312)	(194)
Gain on sale of storage facilities	(179)	—	—	(3,329)	—	—
Interest income	(2,405)	(37)	(69)	(12)	—	—

Operating income	$34,655	$3,077	$22,594	$28,863	$26,739	$23,773
Plus:
General and administrative/ Management fees to related party	18,522	4,254	3,689	4,361	4,115	3,358
Depreciation	39,949	5,800	16,528	19,494	19,656	14,168

Net operating income	$93,126	$13,131	$42,811	$52,718	$50,510	$41,299

(1)	Represents historical financial data of our operating partnership, including three additional facilities acquired by our operating partnership from certain of the Amsdell Entities in connection with the IPO. See Note 1 to the financial statements.

(2)	Prior to the IPO, management fees to related party were paid to U-Store-It Mini Warehouse Co., the prior manager of our self-storage facilities that was acquired at the time of our IPO.

(3)	Excludes 5,198,855 operating partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO. Operating partnership units have been excluded from the earnings per share calculations as there would be no effect on the earnings per share since, upon conversion, the minority interests’ share of income would also be added back to net income.

(4)	The Company’s board of trustees declared a pro rata dividend of $0.2009 per common share on November 16, 2004 and full quarterly dividends of $0.28 per common share on February 22, 2005, May 31, 2005 and August 24, 2005 and $0.29 per common share on November 30, 2005.

(5)	For the period from October 21, 2004 through December 31, 2004, amount includes a one-time management contract termination charge of approximately $22.2 million related to the termination of our management contracts as a result of the purchase of U-Store-It Mini Warehouse Co. and approximately $7.0 million of expenses related to the early extinguishment of debt at the time of our IPO. Additionally, for the period from October 21, 2004 through December 31, 2004, general and administrative expense includes a one-time compensation charge of approximately $2.4 million for deferred shares granted to certain members of our senior management team in connection with our IPO.

Non-GAAP Financial Measures

Funds From Operations

Funds from operations, which we refer to as “FFO,” is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the best practices described in the White Paper. The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis.

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

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense on loans, loan procurement amortization expense, early extinguishment of debt, the charge incurred to acquire U-Store-It Mini Warehouse Co., minority interest, loss on sale of storage facilities, other, depreciation and general and administrative/management fees to related party; and deducting from net income: income from discontinued operations, gains on sale of self-storage facilities and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

•	We believe it helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income. We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income. NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues, operating income and net income.

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

Overview

On October 27, 2004, the Company completed its IPO, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The IPO resulted in gross proceeds to the Company of $460.0 million. On October 7, 2005, the Company completed a secondary public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million.

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. At December 31, 2005 and 2004, the Company owned 339 and 201 self-storage facilities, respectively, totaling approximately 20.8 and 13.0 million rentable square feet, respectively.

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

In the future, the Company intends to focus on increasing our internal growth and selectively pursuing targeted acquisitions and developments of self-storage facilities. We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities. The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 24%, 11%, 10% and 8%, respectively, of total revenues for the year ended December 31, 2005.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated and combined financial statements included in this report. A summary of significant accounting policies is also provided in the notes to our consolidated and combined financial statements (See Note 2 to the Consolidated and Combined Financial Statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Annual Report on Form 10-K.

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

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements and estimates of depreciated replacement cost of equipment.

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above-or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at market leases as of December 31, 2005 and 2004. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. The Company recorded an asset impairment charge of $2.3 million for the year ended December 31, 2005 related to hurricane damage (See Note 16 to the Consolidated and Combined Financial Statements).

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction; and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

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

Share Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded to our chief executive officer vest immediately upon his retirement from the Company as he has reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance was expensed fully in 2005.

Minority Interest

As of September 30, 2005, the Company recorded the operating partnership units issued in connection with the National Self Storage transaction as conditionally redeemable as the result of a special redemption right (see Note 3 and Note 6 for a discussion of the National Self Storage transaction). On October 25, 2005, the sellers in the National Self Storage transaction agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement). From the issuance date until October 25, 2005, the Company elected to accrete changes in the redemption value of the National Self Storage Units issued over the period from the date of issuance to the earliest redemption date (one-year from the date of initial issuance) on a pro rata basis. Upon termination of the Special Redemption Right, the Company classified these units in minority interest. The amount of accretion recorded through October 25, 2005 was approximately $3.0 million. Effective October 26, 2005, minority interest represents issued and outstanding operating partnership units. Income is allocated to the holders of the operating partnership units based on their ownership percentage of the operating partnership. This ownership percentage, as well as the total net assets of the operating partnership, change when additional units are issued. Such changes results in an allocation between stockholders’ transactions for the period as the “Adjustment for Minority Interest in operating partnership” (rather than separately allocating the minority interest for each individual capital transaction).

Recent Accounting Pronouncements

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, “Accounting for Asset Retirement Obligations”. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The Company initially adopted FIN 47 at December 31, 2005 and the adoption of this interpretation did not have a material impact on the Company.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated and combined financial statements and the accompanying notes thereto. Historical results set forth in the consolidated and combined statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

For purposes of the following comparison of operating results for the years ended December 31, 2005 and December 31, 2004, the Company has combined the results of operations for the Company for the period from October 21, 2004 through December 31, 2004 and the Predecessor for the period from January 1, 2004 through October 20, 2004. Internally, the Company uses combined reporting to evaluate its operating performance and believes that this presentation will provide investors with additional insight into our financial results.

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by development, redevelopment and acquisition activities in 2005 and 2004. At December 31, 2005 and 2004, the Company owned interests in 339 and 201 self-storage facilities and related assets, respectively.

In 2005, 146 self storage facilities were acquired for approximately $547.9 million. During 2005 four self-storage facilities were sold for approximately $6.2 million, and accordingly results of operations for these facilities have been accounted for as discontinued operations. Based upon total acquisitions, dispositions and consolidations, the Company had a net increase of 138 properties in 2005 (See Note 3 to the Consolidated and Combined Financial Statements).

In 2004, 46 self-storage facilities were acquired for approximately $221.8 million. All of these facilities were acquired concurrently with, or shortly after, the completion of the IPO.

A comparison of income (loss) from continuing operations before minority interest for the years ended December 31, 2005 and 2004 is as follows:

	Year Ended December 31,
	2005	2004 (1)
	(Dollars in thousands)

REVENUES:
Rental income	$138,120	$86,945
Other property related income	10,001	4,663

Total revenues	148,121	91,608
OPERATING EXPENSES:
Property operating expenses	54,952	35,666
Property operating expense — related party	43	—
Depreciation	39,949	22,328
General and administrative	17,786	4,140
General and administrative — related party	736	114
Management fees — related party	—	3,689

Total operating expenses	113,466	65,937
OPERATING INCOME	34,655	25,671
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(32,370)	(23,813)
Loan procurement amortization expense	(1,785)	(5,967)
Early extinguishment of debt	(93)	(7,012)
Cost incurred to acquire management company — related party	—	(22,152)
Interest income	2,405	106
Other	(47)	(78)

Total other expense	(31,890)	(58,916)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	$2,765	$(33,245)

(1)	The twelve months ended December 31, 2004 represents consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004. The operating results for the year ended December 31, 2004 are not comparable to future expected operating results of the Company since they include various IPO-related charges.

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004 (Not including discontinued operations)

Total Revenues

Rental income increased from $86.9 million in 2004 to $138.1 million in 2005, an increase of $51.2 million, or 58.9%. This increase is primarily attributable to (i) the acquisition of 146 facilities in 2005 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $3.8 million (see “Same-Store Facility Results” on page 52).

Other property related income increased from $4.7 million in 2004 to $10.0 million in 2005, an increase of $5.3 million, or 114.5%. This increase is primarily attributable to the acquisition of 146 facilities in 2005.

Total Operating Expenses

Property operating expenses increased from $35.7 million in 2004 to $55.0 million in 2005, an increase of $19.3 million, or 54.2%. This increase is primarily attributable to the acquisition of 146 facilities in 2005 offset by a decrease in operating expenses from our pool of “same-store” facilities of approximately $2.0 million (see “Same-Store Facility Results” below).

General and administrative costs began with the Company’s IPO in October 2004. As a result, general and administrative expenses increased $14.2 million to $18.5 million in 2005 from $4.3 million in 2004, primarily from incurring a full year of general and administrative costs. General and administrative costs included a charge of approximately $4.7 million in 2005 and approximately $2.8 million in 2004, an increase of $1.9 million, for compensation expense to certain members of the Company’s senior management team. The $4.7 million of general and administrative expense incurred in 2005 included approximately $2.5 million of bonuses and approximately $2.2 million of share compensation expense. The $2.8 million incurred in 2004 included approximately $0.4 million for bonuses and approximately $2.4 million for share compensation expense. During 2005, administrative costs included expenses related to being a public company, including, audit and legal fees, board of trustee fees, Sarbanes Oxley compliance costs and investor relations costs which totaled approximately $3.4 million in 2005, of which $1.1 million related to Sarbanes Oxley compliance costs. The remaining general and administrative costs increased approximately $8.9 million to $10.4 million in 2005 from $1.5 million in 2004, which increase related primarily to administrative salaries and miscellaneous expenses incurred for the full year of 2005.

Management fees decreased from $3.7 million in 2004 to $0.0 million in 2005, a decrease of $3.7 million, or 100%. This decrease is attributable to the acquisition of our management company effective October 27, 2004 in connection with our IPO. Management fees from our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses. Depreciation increased from $22.3 million in 2004 to $39.9 million in 2005, an increase of $17.6 million, or 78.9%. The increase is partially attributable to the acquisition of 146 additional facilities in 2005 resulting in $8.8 million of the total increase. Additionally, the increase is partially attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004 and the acquisition of 46 facilities in the fourth quarter of 2004. The above increases were partially offset by lower depreciation on fully amortized equipment with lives significantly shorter than new buildings and improvements.

Total Other Expenses

Interest expense increased from $23.8 million in 2004 to $32.4 million in 2005, an increase of $8.6 million, or 35.9%. The increase is attributable to a higher amount of outstanding debt in 2005 primarily resulting from the financing of certain of the Company’s acquisitions in 2005 with additional borrowings.

Loan procurement amortization expense decreased from $6.0 million in 2004 to $1.8 million in 2005, a decrease of $4.2 million, or 70.1%. This decrease is primarily attributable to loan procurement costs incurred in connection with the Predecessor entering into a $424.5 million term loan in May 2004, which was used to purchase the interests of outside partners in the Predecessor.

In the fourth quarter of 2004, the Company incurred a charge of $7.0 million for the early extinguishment of debt primarily due to the incurrence of approximately $0.9 million of prepayment penalties and the write-off of $6.1 million of unamortized loan procurement costs.

Cost incurred to acquire the management company as part of our IPO transactions resulted in a one-time charge of $22.2 million in 2004.

Interest income increased to $2.4 million in 2005 from $0.1 million in 2004. This increase is primarily attributable to the investment of excess proceeds received in October 2005 from the Company’s secondary public offering.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

For purposes of the following comparison of operating results for the years ended December 31, 2004 and December 31, 2003, we combined the results of operations for the Company for the period from October 21, 2004 through December 31, 2004 and the Predecessor for the period from January 1, 2004 through October 20, 2004. Internally, the Company uses combined reporting to evaluate its operating performance and believes that this presentation will provide investors with additional insight into our financial results.

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by development, redevelopment and acquisition activities in 2004 and 2003. At December 31, 2004 and 2003 the Company owned interests in 201 and 155 self-storage facilities and related assets, respectively.

In 2004, 46 self-storage facilities were acquired for approximately $221.8 million. All of these facilities were acquired concurrently with, or shortly after, the completion of the IPO.

In 2003, one self-storage facility was acquired for approximately $3.2 million and the Company completed and placed in service one expansion of an existing self-storage facility for approximately $2.5 million. During this same period, four self-storage facilities and one commercial property were sold, which facilities and property have been accounted for as discontinued operations.

A comparison of income (loss) from continuing operations before minority interest for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended December 31,
	2004(1)	2003
	(Dollars in thousands)

REVENUES:
Rental income	$86,945	$76,898
Other property related income	4,663	3,916

Total revenues	91,608	80,814
OPERATING EXPENSES:
Property operating expenses	35,666	28,096
Property operating expense — related party	—	—
Depreciation	22,328	19,494
General and administrative	4,140	—
General and administrative — related party	114	—
Management fees — related party	3,689	4,361

Total operating expenses	65,937	51,951
OPERATING INCOME	25,671	28,863
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(23,813)	(15,128)
Loan procurement amortization expense	(5,967)	(1,015)
Early extinguishment of debt	(7,012)	—
Cost incurred to acquire management company — related party	(22,152)	—
Interest income	106	12
Other	(78)	—

Total other expense	(58,916)	(16,131)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	$(33,245)	$12,732

(1)	The twelve months ended December 31, 2004 represents consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004. The operating results for the year ended December 31, 2004 are not comparable to future expected operating results of the Company since they include various IPO-related charges.

Comparison of Operating Results for the Years Ended December 31, 2004 and 2003 (Not including discontinued operations)

Total Revenues

Rental income increased from $76.9 million in 2003 to $86.9 million in 2004, an increase of $10.0 million, or 13.1%. This increase is primarily attributable to (i) the acquisition of 46 facilities in 2004 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $4.7 million (see “Same-Store Facility Results” on page 52).

Other property related income increased from $3.9 million in 2003 to $4.7 million in 2004, an increase of $0.8 million, or 19.1%. This increase is primarily attributable to the acquisition of 46 facilities in 2004.

Total Operating Expenses

Property operating expenses increased from $28.1 million in 2003 to $35.7 million in 2004, an increase of $7.6 million, or 26.9%. This increase is primarily attributable to (i) the acquisition of 46 facilities in 2004 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $3.7 million (see “Same-Store Facility Results” below).

Management fees decreased from $4.4 million in 2003 to $3.7 million in 2004, a decrease of $0.7 million, or 15.4%. This decrease is primarily attributable to the acquisition of our management company effective October 27, 2004 in connection with our IPO. Management fees with our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses.

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

Depreciation increased from $19.5 million in 2003 to $22.3 million in 2004, an increase of $2.8 million, or 14.5%. This increase is partially attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004, which was partially offset by lower depreciation on fully amortized equipment with lives significantly shorter than new buildings and improvements. The increase is also attributable to the acquisition of 46 additional facilities in 2004.

Total Other Expenses

Interest expense increased from $15.1 million in 2003 to $23.8 million in 2004, an increase of $8.7 million, or 57.4%. The increase is attributable to a higher amount of outstanding debt and higher interest rates in 2004 primarily resulting from loans obtained in connection with our formation transactions.

Loan procurement amortization expense increased from $1.0 million in 2003 to $6.0 million in 2004, an increase of $5.0 million, or 487.9%. This increase is primarily attributable to deferred financing costs incurred in connection with obtaining a $424.5 million term loan in May 2004 that was used to purchase interests of outside partners in the Predecessor.

In the fourth quarter of 2004, the Company incurred a charge of $7.0 million for the early extinguishment of debt primarily due to the incurrence of approximately $0.9 million of prepayment penalties and the write-off of $6.1 million of unamortized loan costs.

Cost incurred to acquire the management company as part of our IPO transactions resulted in a one-time charge of $22.2 million in 2004.

Impact of Hurricanes

Hurricanes that occurred during the three months ended September 30, 2005 caused damage at certain of the Company’s self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated undiscounted future cash flows did not support the carrying value. The Company has comprehensive insurance coverage for property damage. Although the Company currently expects the insurance proceeds to cover the entire loss incurred, the Company was required to record the impairment charge, and to record an offsetting insurance recovery balance of $2.3 million, of which $0.5 million was received in October 2005. While the Company expects the insurance proceeds will be sufficient to cover the entire replacement cost of the damaged facility, certain deductibles and limitations will apply and no assurances can be made that proceeds will be sufficient to cover the costs of the entire restoration.  To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged facility, a gain will be recognized in the period when all contingencies related to the insurance claim have been resolved. The related insurance receivable is included in other assets as of December 31, 2005 and the asset impairment charge and insurance recovery are recorded net in the same line item for operating expenses for the year ended December 31, 2005.

Hurricanes in late summer and early fall of 2004 caused damage at five of the Company’s 52 facilities that are located in Florida. The Company incurred uninsured damages resulting from the hurricanes of approximately $0.4 million. These damages did not cause any material service interruption and all of the facilities are currently fully operational. The damages at these facilities did not result in an impairment of the facilities’ net carrying values at December 31, 2004.

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

	Year Ended		Year Ended
	December 31,		December 31,
			Percent			Percent
	2005	2004 (1)	Change	2004 (1)	2003	Change
	(Dollars in thousands)

Same-store revenues	$89,403	$85,627	4.4%	$79,403	$74,661	6.4%
Same-store property operating expenses	$30,710	$32,754	(6.2)%	$29,085	$25,410	14.5%
Non same-store revenues	$58,718	$5,981		$12,205	$6,153
Non same-store property operating expenses	$24,285	$2,912		$6,581	$2,686
Total revenues	$148,121	$91,608		$91,608	$80,814
Total property operating expenses	$54,995	$35,666		$35,666	$28,096
Number of facilities included in same-store analysis	153			142

(1)	The twelve months ended December 31, 2004 represents same store sales for the consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

Same-store revenues increased from $85.6 million in 2004 to $89.4 million in 2005, an increase of $3.8 million, or 4.4%. Approximately $0.0 million of this increase was attributable to increased occupancy and $3.8 million of this increase was attributable to increased rents.

Same-store property operating expenses decreased from $32.8 million in 2004 to $30.8 million in 2005, a decrease of $2.0 million, or 6.2%. This decrease was primarily attributable to lower marketing, insurance expense, payroll expense, repairs and maintenance and other operating expense, partially offset by increased property taxes. Other same-store operating costs also decreased due to costs incurred in connection with changes in the Company’s logo, higher computer costs and bad debt expense in 2004.

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

Cash Flows

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2005 and 2004 is as follows:

	Year Ended December 31,
	2005	2004 (1)	Increase
	(Dollars in millions)

Net cash flow provided by (used in):
Operating activities	$48.9	$34.9	$14.0
Investing activities	$(392.7)	$(234.2)	$158.5
Financing activities	$516.5	$220.2	$296.3

(1)	The twelve months ended December 31, 2004 represents cash flows for the consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004.

Cash provided by operations increased from $34.9 million in 2004 to $48.9 million in 2005, an increase of $14.0 million, or 39.8%. The increase is primarily attributable to the acquisition of 146 self storage facilities in 2005.

Cash used in investing activities increased from $234.2 million in 2004 to $392.7 million in 2005, an increase of $158.5 million or 67.7%. The increase is primarily attributable to 146 self-storage facilities acquired in 2005 versus 46 self storage facilities acquired in 2004.

Cash provided by financing activities increased from $220.2 million in 2004 to $516.5 million in 2005, an increase of $296.3 million. This increase is primarily attributable to the proceeds from the secondary offering of approximately $378.7 million and completion of certain financing agreements of approximately $232.5 million compared to proceeds from the IPO and new borrowings totaling approximately $695.0 million, partially offset by the repayment of certain existing loans in 2004 of approximately $585.6 million.

Comparison of the Year Ended December 31, 2004 to the Year Ended December 31, 2003

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended December 31,
	2004 (1)	2003	Increase
	(Dollars in millions)

Net cash flow provided by (used in):
Operating activities	$34.9	$34.2	$0.7
Investing activities	$(234.2)	$(2.5)	$231.7
Financing activities	$220.2	$(25.7)	$245.9

(1)	The twelve months ended December 31, 2004 represents cash flows for the consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004.

Cash provided by operations increased from $34.2 million in 2003 to $34.9 million in 2004, an increase of $0.7 million, or 2.0%. The increase is primarily attributable to an increase in the income from continuing operations.

Cash used in investing activities increased from $2.5 million in 2003 to $234.2 million in 2004, an increase of $231.7 million. The increase is primarily attributable to a much larger number of self-storage facilities acquired in 2004 versus 2003.

Cash provided by financing activities increased from a use of $25.7 million in 2003 to $220.2 million provided in 2004, an increase of $245.9 million. This increase is primarily attributable to the proceeds from the IPO and new borrowings, partially offset by the repayment of certain existing loans in 2004.

Liquidity and Capital Resources

As of December 31, 2005, we had approximately $201 million in available cash and cash equivalents. In addition, the full amount of our new $250.0 million three-year revolving credit facility was available for draw as of March 1, 2006.

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

In July 2005, as part of the National Self Storage acquisition, the operating partnership assumed certain mortgage indebtedness totaling approximately $80.8 million, which indebtedness is secured by 69 of the Company’s self-storage facilities, bearing interest at rates ranging from 6.02% to 8.96% and matures on dates ranging from 2007 through 2014. Since a portion of the debt was assumed at above market rates, the assumed debt was adjusted as part of the purchase price allocation during the third quarter of 2005, to a fair market value of approximately $83.0 million at effective interest rates ranging from 5.00% to 5.59%. The Company refinanced approximately $39.8 million of the assumed mortgages in November 2005 with a multi-facility fixed rate mortgage with Transamerica Financial Life Insurance, a subsidiary of AEGON USA Realty Advisors, Inc., in the principal amount of $72.5 million. The mortgage loan, which is secured by 37 of the Company’s self-storage facilities, bears interest at 5.97% and matures in November 2015. The excess cash was used for acquisition and general corporate purposes. The remaining ten mortgage loans from the National Self Storage acquisition are collateralized by first mortgage liens against 32 storage facilities owned by various indirect subsidiaries of the Company. The mortgage loans will become immediately due and payable, and the lenders will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. The mortgage loans require the Company to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under these mortgage loans with respect to certain exceptions to the non-recourse provisions of the loans.

In August 2005, YASKY LLC (“YASKY”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with LaSalle Bank National Association, as the lender, in the principal amount of $80.0 million. The mortgage loan, which is secured by 29 of the Company’s self-storage facilities, bears interest at 4.96% and matures in September 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YASKY to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

In October 2005, we completed a secondary public offering of our common shares, generating net proceeds of approximately $378.7 million, after deducting underwriting discount and commissions and expenses of the offering. A portion of these proceeds was used to repay certain outstanding indebtedness, including (i) $108.3 million to repay the outstanding balance under our then existing revolving credit facility and (ii) $39.8 million to repay outstanding mortgage loans secured by 37 of our facilities. Approximately $110.2 million of the net proceeds were used to fund the acquisition of 19 self-storage facilities. The remaining approximately $120.4 million of net proceeds were used for the acquisition and development of additional self-storage facilities, budgeted capital improvements and general corporate purposes. As a result of the offering and the aforementioned repayment of outstanding indebtedness, we believe that our financial flexibility has been significantly improved, particularly since additional amounts are available for borrowing to fund future acquisitions and development of facilities and other cash needs.

As a result of the pay down of debt in connection with our October 2005 offering, as of December 31, 2005, we had no outstanding balance under our then existing revolving credit facility and we had total indebtedness outstanding of approximately $669.3 million. This indebtedness has maturity dates from November 2006 to November 2015. Each of the loans representing this indebtedness has customary restrictions on transfer or encumbrances of the mortgaged facilities.

In February 2006, our operating partnership entered into a new three-year, $250.0 million unsecured revolving credit facility. The credit facility allows us to increase the amount that may be borrowed up to $350.0 million at a later date. The facility is scheduled to mature in February 2009, with the option for a one-year extended maturity date. Borrowings under the facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin depending on our leverage ratio. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 1.15% to 1.60%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 0.15% to 0.60%. We intend to use this new credit facility principally to finance the future acquisitions, development of self-storage facilities, debt repayments and for general working capital purposes. Upon entering into this agreement, we utilized the facility to repay a $30.0 million 60-day term loan.

Our ability to borrow under this new credit facility will be subject to our ongoing compliance with the following financial covenants, among others:

•	Maximum total indebtedness to total asset value of 65%;

•	Minimum interest coverage ratio of 2.0:1.0;

•	Minimum fixed charge coverage ratio of 1.6:1.0;

•	Minimum tangible net worth of $675.0 million plus 75% of net proceeds from equity issuances after December 31, 2005.

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space from us at our facilities. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers. While we believe that facilities in which we invest — self-storage facilities — are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect cash flow from operations.

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.

The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2006 we expect to incur approximately $12.0 million of costs for recurring capital expenditures. In addition, we anticipate spending an additional approximately

$4.2 million in 2006 for renovations and improvements at our facilities that were owned as of December 31, 2005. We expect to meet our short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under our revolving credit facility.

The Company has two fixed rate mortgage loans outstanding for an aggregate principal amount of $104.2 million, which management anticipates refinancing in 2006 with new mortgage loans. The Company anticipates refinancing the first mortgage of $65.1 million on or before November 1, 2006, and the remaining mortgage of $39.1 million on or before December 10, 2006.

In February 2006 the Company and the operating partnership entered into a 60-day, unsecured $30 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bore interest at a variable rate of LIBOR plus 175 basis points. The proceeds of the loan were used to finance a portion of the acquisition of the Sure Save Portfolio. The loan was paid in full from proceeds obtained upon entering into a new revolving credit facility in February 2006.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new facilities, redevelopment of operating facilities, non-recurring capital expenditures, acquisitions of facilities and repayment of indebtedness at maturity. In particular, we intend to actively pursue the acquisition of additional facilities, which will require additional capital. We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, including borrowings under our revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, as a new public company, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Other Material Changes in Financial Position

	December 31,
	2005	2004	Increase
	(Dollars in thousands)

Selected Assets
Storage facilities — net	$1,246,295	$729,155	$517,140
Restricted cash	14,672	7,211	7,461
Other assets	8,986	3,399	5,587
Selected Liabilities
Accounts payable and accrued expenses	$18,872	$10,958	$7,914
Rents received in advance	8,857	5,835	3,022
Distributions payable	16,624	7,532	9,092

Storage facilities increased $517.1 million, restricted cash increased $7.5 million and other assets increased $5.6 million from December 31, 2004 to December 31, 2005, primarily due to the acquisition of 146 self-storage facilities during the year ended December 31, 2005. The increase in other assets also includes a $1.7 million insurance receivable related to damage incurred at our Waveland, Mississippi facility from Hurricane Katrina.

Accounts payable and accrued expenses increased $7.9 million and rents received in advance increased $3.0 million during the year ended December 31, 2005. These increases are primarily attributable to the acquisition of 146 self storage facilities during the same period. Distributions payable increased $9.1 million primarily as a result of the completed public secondary offering during the fourth quarter of 2005 and the related declaration of distributions prior to year end payable in January 2006 and a partial distribution for the fourth quarter 2004, paid in 2005.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2005:

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(Dollars in thousands)

Loans and Notes Payable	$665,941	$111,449	$29,267	$205,783	$319,442
Interest Payments	176,689	35,450	58,734	48,372	34,133
Contractual Capital Lease Obligations	56	39	17	—	—
Ground Leases and Third Party Office Lease	670	152	224	94	200
Related Party Office Lease	4,188	473	884	908	1,923
Employment Contracts	3,535	1,508	1,990	37	—

Total	$851,079	$149,071	$91,116	$255,194	$355,698

We expect that the contractual obligations owed in 2006 will be satisfied from the refinancing of two existing loans in 2006, out of cash generated from operations and, if necessary, from draws on the revolving credit facility.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

See Item 7A, Quantitative and Qualitative Disclosures About Market Risk, for a discussion of the impact of inflation on the Company.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates. Market risk refers to the risk of loss from adverse changes in market prices and interest rates.

Effect of Changes in Interest Rates on our Outstanding Debt

As of December 31, 2005, the Company had no variable rate debt outstanding. The Company does not currently use derivative financial instruments to reduce its exposure to changes in interest rates.

As of December 31, 2005, the Company had approximately $669.3 million of fixed rate debt outstanding (representing 100% of its total debt). A change in the interest rates on fixed rate debt generally impacts the fair value of our debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity or projected refinancing dates. At December 31, 2005 the fair value of the debt is estimated to be $649.3 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $21.3 million at December 31, 2005. A 100 basis point decrease in interest rates would result in an increase in the fair value of our fixed rate debt of approximately $22.5 million at December 31, 2005.

Inflation

Virtually all of the Company’s customers rent units in the Company’s facilities subject to short-term, typically month-to-month, leases, which provide the Company with the ability to increase rental rates as each lease expires, thereby enabling us to seek to mitigate exposure to increased costs and expenses resulting from inflation. However, there is no assurance that the market will accept rental increases.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of December 31, 2005. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of December 31, 2005.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are set forth on pages F-1and F-2 of this Annual Report on Form 10-K, and are incorporated herein by reference.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics for Principal Executive Officer and Senior Financial Officers, which is available on our website at www.u-store-it.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics for Principal Executive Officer and Senior Financial Officers on our website within four business days following the date of the amendment or waiver.

The information required by this item regarding trustees and executive officers is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2006 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Information Regarding Corporate Governance and the Board of Trustees and its Committees.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Information Regarding Corporate Governance and the Board of Trustees and its Committees — Trustee Compensation,” “Executive Compensation and Other Information,” and “Compensation Committee Interlocks and Insider Participation.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Principal Shareholders.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2005.

Number of securities
remaining available for
	Number of securities to		Weighted-average		future issuance under equity
	be issued upon exercise		exercise price of		compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan Category	warrants and rights		warrants and rights		reflected in column(a))
	(a)		(b)		(c)

Equity compensation plans approved by shareholders	899,000	(1)	$16.00	(2)	1,766,257
Equity compensation plans not approved by shareholders	—		—		—

Total	899,000		$16.00		1,766,257

(1)	Excludes 314,428 shares subject to outstanding restricted share unit awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Certain Relationships and Related Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters — Relationship with Independent Accountants.”

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report.

2. Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

3. Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b) Exhibits.  The following documents are filed as exhibits to this report:

Exhibit No.

2	.1*	Agreement for Sale and Purchase, dated as of October 3, 2005, by and between Crownridge Storage Portfolio, LLC, Williams Storage Portfolio III, LLC, and U-Store-It, L.P., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 10, 2006.
2	.2*	First Amendment to Agreement for Sale and Purchase, dated as of November 17, 2005, by and between Crownridge Storage Portfolio, LLC, Williams Storage Portfolio III, LLC, and U-Store-It, L.P., incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K, filed on February 10, 2006.
2	.3*	Second Amendment to Agreement for Sale and Purchase, dated as of December 1, 2005, by and between Crownridge Storage Portfolio, LLC, Williams Storage Portfolio III, LLC, and U-Store-It, L.P., incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K, filed on February 10, 2006.
3	.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
3	.2*	Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-11, File No. 333-117848.
4	.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848.
10	.1*	Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.2*	Loan Agreement dated as of October 27, 2004 by and between YSI I LLC and Lehman Brothers Holdings. Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.3*	Loan Agreement dated as of October 27, 2004 by and between YSI II LLC and Lehman Brothers Holdings Inc. d/b/a/ Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.4*	Loan Agreement dated as of October 27, 2004 by and between YSI III LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.5*	Credit Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P., the several lenders from time to time parties thereto, Lehman Brothers Inc., Wachovia Capital Markets, LLC, SunTrust Bank, LaSalle Bank National Association and Lehman Commercial Paper Inc., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.6*†	2004 Equity Incentive Plan of U-Store-It Trust effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.7*	Stock Purchase Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998 and the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, relating to the purchase of U-Store-It Mini Warehouse Co., incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.8*	Marketing and Ancillary Services Agreement dated as of October 27, 2004 by and between U-Store-It Mini Warehouse Co. and Rising Tide Development, LLC incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.9*	Property Management Agreement dated as of October 27, 2004 by and between YSI Management LLC and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10	.10*	Option Agreement dated as of October 27, 2004 by and between U-Store-It, L.P. and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.11*	Registration Rights Agreement dated as of October 27, 2004 by and among U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell Family Irrevocable Trust dated June 4, 1998, the Loretta Amsdell Family Irrevocable Trust dated June 4, 1998, Amsdell Holdings I, Inc., Amsdell and Amsdell and Robert J. Amsdell, Trustee, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.12*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.13*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Steven G. Osgood, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.14*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.15*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.16*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Tedd D. Towsley, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.17*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.18*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Thomas A Commes, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.19*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.20*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.21*†	Indemnification Agreement dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.22*†	Indemnification Agreement dated as of February 22, 2006 by and among U-Store-It Trust, U-Store-It, L.P. and Kathleen A. Weigand, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 28, 2006.
10	.23*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.24*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.25*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

Exhibit No.

10	.26*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.25 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.27*†	Noncompetition Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Barry L. Amsdell, incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.28*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.27 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.29*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.28 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.30*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.29 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.31*†	Employment Agreement dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.30 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.
10	.32*†	Employment Agreement dated as of February 22, 2006 by and between U-Store-It Trust and Kathleen A. Weigand, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 28, 2006.
10	.33*	Purchase and Sale Agreement dated as of August 13, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, incorporated by reference to Exhibit 10.17 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.
10	.34*	Amendment to Purchase and Sale Agreement dated as of September 8, 2004 by and between Acquiport/Amsdell I Limited Partnership and Metro Storage LLC, incorporated by reference to Exhibit 10.18 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.
10	.35*	Contribution Agreement dated as of July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Robert J. Amsdell, as Trustee incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.
10	.36*	Contribution Agreement dated as July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Amsdell Holdings I, Inc. incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848
10	.37*	Contribution Agreement dated as of July 30, 2004 by and between Acquiport/Amsdell I Limited Partnership and Amsdell and Amsdell incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848
10	.38*	Agreement and Plan of Merger and Reorganization dated as of July 30, 2004 by and between the Company and High Tide LLC incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848
10	.39*	Agreement and Plan of Merger dated as of July 30, 2004 by and between the Company and Amsdell Partners, Inc. incorporated by reference to Exhibit 10.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848
10	.40*	Partnership Reorganization Agreement dated as of July 30, 2004 by and among High Tide LLC, Amsdell Partners, Inc., Amsdell Holdings I, Inc. and Acquiport/Amsdell I Limited Partnership incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.
10	.41*	Purchase and Sale Agreement, dated as of March 1, 2005, by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and The Schomac Group, Inc. named therein incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2005.

Exhibit No.

10	.42*†	Form of NonQualified Share Option Agreement (Three-Year Vesting), incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
10	.43*	Office Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
10	.44*†	Trustee Compensation Schedule, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
10	.45*†	Schedule of 2004 Bonuses for Named Executive Officers, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
10	.46*†	Schedule of 2005 Bonuses for Named Executive Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2005.
10	.47†	Schedule of 2006 Bonus Structure for Named Executive Officers.
10	.48†	Form of Deferred Share Agreement.
10	.49†	Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It Trust and Robert J. Amsdell.
10	.50†	Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It Trust and Steven G. Osgood.
10	.51†	Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It Trust and Todd C. Amsdell.
10	.52†	Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It Trust and Tedd D. Towsley.
10	.53*†	Deferred Share Agreement, dated as of February 22, 2006, by and between U-Store-It Trust and Kathleen A. Weigand incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2006.
10	.54*†	Form of NonQualified Share Option Agreement (Deferred Three-Year Vesting), incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
10	.55*†	Form of Trustee Restricted Share Agreement, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.
10	.56*	U-Store-It Trust Deferred Trustees Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.
10	.57*	Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.
10	.58*	Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.
10	.59*	Non-Exclusive Aircraft Lease Agreement dated July 1, 2005 by and between Aqua Sun Investments, L.L.C. and U-Store-It, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.
10	.60*	Amendment to Purchase and Sale Agreement, dated May 31, 2005 by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. named therein, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.
10	.61*	Second Amendment to Purchase and Sale Agreement, dated July 5, 2005 by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. named therein, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

Exhibit No.

10	.62*	Third Amendment to Purchase and Sale Agreement, dated July 20, 2005 by and between U-Store-It, L.P. and various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. named therein, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.
10	.63*	Loan Agreement, dated July 19, 2005 by and between YSI VI LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.
10	.64*	Loan Agreement, dated August 4, 2005 by and between YASKY LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.
10	.65*	Secured Promissory Note, dated November 1, 2005 between YSI XX LP and Transamerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.
10	.66*	Form of Security Interest regarding fixed rate mortgage loan between YSI XX LP and TransAmerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.
21.1		List of Subsidiaries.
23.1		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99	.1*	Acknowledgement and Agreement of Adjustment to Acquisition Consideration, dated May 14, 2005, by and between Rising Tide Development, LLC and U-Store-It, L.P., incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed on August 12, 2005.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-STORE-IT TRUST

By:	/s/ Steven G. Osgood
Steven G. Osgood,
President and Chief Financial Officer

Date: March 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature		Title	Date

By:	/s/ Robert J. Amsdell Robert J. Amsdell	Chairman of the Board of Trustees and Chief Executive Officer (Principal Executive Officer)	March 1, 2006

By:	/s/ Steven G. Osgood Steven G. Osgood	President and Chief Financial Officer (Principal Financial Officer)	March 1, 2006

By:	/s/ Tedd D. Towsley Tedd D. Towsley	Vice President and Treasurer (Principal Accounting Officer)	March 1, 2006

By:	/s/ Barry L. Amsdell Barry L. Amsdell	Trustee	March 1, 2006

By:	/s/ Thomas A. Commes Thomas A. Commes	Trustee	March 1, 2006

By:	/s/ John C. Dannemiller John C. Dannemiller	Trustee	March 1, 2006

By:	/s/ William M. Diefenderfer III William M. Diefenderfer III	Trustee	March 1, 2006

By:	/s/ Harold S. Haller Harold S. Haller	Trustee	March 1, 2006

By:	/s/ David J. LaRue David J. LaRue	Trustee	March 1, 2006

FINANCIAL STATEMENTS

INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.

Consolidated and Combined Financial Statements of U-Store-It Trust and Subsidiaries (The “Company”) and Acquiport/Amsdell (The “Predecessor”)
Management’s Report on Internal Control Over Financial Reporting	F-1
Report of Independent Registered Public Accounting Firm	F-2
Report of Independent Registered Public Accounting Firm	F-3
Consolidated Balance Sheets for the Company as of December 31, 2005 and 2004	F-4
Consolidated Statement of Operations for the Company for the year ended December 31, 2005, and for the period from October 21, 2004 through December 31, 2004, and the Consolidated and Combined Statements of Operations for the Predecessor for the period from January 1, 2004 through October 20, 2004 and for the year ended December 31, 2003
F-5
Consolidated Statement of Shareholders’ Equity for the Company for the year ended December 31, 2005 and for the period from October 21, 2004 through December 31, 2004, and the Consolidated and Combined Statements of Owners’ Equity (Deficit) for the Predecessor for the period from January 1, 2004 through October 20, 2004 and for the year ended December 31, 2003
F-6
Consolidated Statement of Cash Flows for the Company for the year ended December 31, 2005 and for the period October 21, 2004 through December 31, 2004 and the Consolidated and Combined Statements of Cash Flows for the Predecessor for the period from January 1, 2004 through October 20, 2004 and for the year ended December 31, 2003
F-7
Notes to Consolidated and Combined Financial Statements	F-10

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders of U-Store-It Trust

Management of U-Store-It Trust and subsidiaries (The “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). In evaluating the Company’s internal control over financial reporting, management based its evaluation on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting. Based on the evaluation under the framework in Internal Control Integrated Framework, management has determined that the Company’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

     February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Cleveland, Ohio

We have audited management’s assessment, included within this December 31, 2005 Form 10-K of U-Store-It Trust (the “Company”) on Page F-1 under the heading of “Management’s Report on Internal Control Over Financial Reporting,” that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2005, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2005, and the financial statement schedule as of and for the year ended December 31, 2005 of the Company and our report dated February 27, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 27, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2005 and 2004, the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for the year ended December 31, 2005 and for the period from October 21, 2004 (commencement of operations) through December 31, 2004, and the related consolidated and combined statements of operations, owners’ equity (deficit), and cash flows of Acquiport/Amsdell (the “Predecessor”) for the period from January 1, 2004 through October 20, 2004, and for the year ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2005 and 2004, the results of the Company’s operations and cash flows for the year ended December 31, 2005 and for the period from October 21, 2004 (commencement of operations) through December 31, 2004, and the results of the Predecessor’s operations and cash flows for the period from January 1, 2004 through October 20, 2004, and for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 27, 2006

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands, except par value amounts)

ASSETS
Storage facilities — net	$1,246,295	$729,155
Cash and cash equivalents	201,098	28,485
Restricted cash	14,672	7,211
Loan procurement costs — net of amortization	10,437	7,624
Other assets	8,631	3,138
Other assets due from related parties	355	261

TOTAL ASSETS	$1,481,488	$775,874

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Loans payable	$669,282	$380,496
Capital lease obligations	56	156
Accounts payable and accrued expenses	18,798	10,958
Accounts payable and accrued expenses due to related party	74	—
Distributions payable	16,624	7,532
Rents received in advance	8,857	5,835
Security deposits	685	455

Total Liabilities	714,376	405,432
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	64,108	11,062
SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 57,010,162 in 2005 and 37,345,162 in 2004 issued and outstanding	570	373
Additional paid in capital	795,244	396,662
Accumulated deficit	(91,253)	(37,430)
Unearned share grant compensation	(1,557)	(225)

Total shareholders’ equity	703,004	359,380

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,481,488	$775,874

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	THE		THE
	COMPANY		PREDECESSOR
		For the Period	For the Period
	Year Ended	October 21, 2004	January 1, 2004	Year Ended
	December 31,	to December 31,	to October 20,	December 31,
	2005	2004	2004	2003
	(Dollars and shares in thousands, except per share data)

REVENUES:
Rental income	$138,120	$21,314	$65,631	$76,898
Other property related income	10,001	1,452	3,211	3,916

Total revenues	148,121	22,766	68,842	80,814
OPERATING EXPENSES:
Property operating expenses	54,952	9,635	26,031	28,096
Property operating expense — related party	43	—	—	—
Depreciation	39,949	5,800	16,528	19,494
General and administrative	17,786	4,140	—	—
General and administrative — related party	736	114	—	—
Management fees — related party	—	—	3,689	4,361

Total operating expenses	113,466	19,689	46,248	51,951
OPERATING INCOME	34,655	3,077	22,594	28,863
OTHER EXPENSE:
Interest:
Interest expense on loans	(32,370)	(4,428)	(19,385)	(15,128)
Loan procurement amortization expense	(1,785)	(240)	(5,727)	(1,015)
Early extinguishment of debt	(93)	(7,012)	—	—
Costs incurred to acquire management company — related party	—	(22,152)	—	—
Interest income	2,405	37	69	12
Other	(47)	(78)	—	—

Total other expense	(31,890)	(33,873)	(25,043)	(16,131)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	2,765	(30,796)	(2,449)	12,732
MINORITY INTEREST	(199)	898	—	—

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	2,566	(29,898)	(2,449)	12,732
DISCONTINUED OPERATIONS
Income from operations	32	—	—	171
Gain on sale of storage facilities	179	—	—	3,329

Income from discontinued operations	211	—	—	3,500

NET INCOME (LOSS)	$2,777	$(29,898)	$(2,449)	$16,232

Basic and diluted earnings (loss) per share from continuing operations	$0.07	$(0.80)
Basic and diluted earnings per share from discontinued operations	—	—

Basic and diluted earnings (loss) per share	$0.07	$(0.80)

Weighted-average common shares outstanding — basic	42,120	37,478

Weighted-average common shares outstanding — diluted	42,203	37,478

Distributions declared per share of common stock	$1.13	$0.2009

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND OWNERS’ EQUITY (DEFICIT)

			Additional	Unearned		Owners’
	Common Shares		Paid in	Grant Shares	Accumulated	Equity
	Number	Amount	Capital	Compensation	Deficit	(Deficit)	Total
	(Dollars in thousands)

The Predecessor
Balance at December 31, 2002	—	$—	$—	$—	$—	$142,413	$142,413
Net income	—	—	—	—	—	16,232	16,232
Cash contributions	—	—	—	—	—	1,788	1,788
Cash distributions	—	—	—	—	—	(28,684)	(28,684)

Balance at December 31, 2003	—	—	—	—	—	131,749	131,749
Net loss	—	—	—	—	—	(2,449)	(2,449)
Contributions	—	—	—	—	—	128,724	128,724
Cash distributions	—	—	—	—	—	(18,297)	(18,297)
Issuance of note receivable from owner	—	—	—	—	—	(277,152)	(277,152)

Balance at October 20, 2004	—	—	—	—	—	(37,425)	(37,425)
The Company
Reclassify Predecessor owners’ deficit	—	—	(37,961)	—	—	37,961	—
Reclassify Predecessor owners’ deficit relative to contribution of facilities at historic cost for partnership units	—	—	536	—	—	(536)	—
Net proceeds from sale of common shares	28,750	287	424,702	—	—	—	424,989
Grant of restricted share units	—	—	2,675	(2,675)	—	—	—
Amortization of restricted share units	—	—	—	2,450	—	—	2,450
Issuance of restricted shares	20	—	—	—	—	—	—
Issuance of shares to former owners, property contributions	7,409	74	(74)	—	—	—	—
Issuance of shares to former owners, management company acquisition	1,166	12	18,648				18,660
Share compensation expense	—	—	96	—	—	—	96
Record minority interests for former owners’ continuing interests	—	—	(11,960)	—	—	—	(11,960)
Net loss	—	—	—	—	(29,898)	—	(29,898)
Distributions	—	—	—	—	(7,532)	—	(7,532)

Balance at December 31, 2004	37,345	$373	$396,662	$(225)	$(37,430)	$—	$359,380
Net proceeds from sale of common shares	19,665	197	378,550	—	—	—	378,747
Grant of restricted share units	—	—	3,066	(3,066)	—	—	—
Issuance of restricted share units	—	—	82	—	—	—	82
Amortization of restricted share units	—	—	—	1,734	—	—	1,734
Share compensation expense	—	—	510	—	—	—	510
Adjustment for minority interest in operating partnership	—	—	16,374	—	—	—	16,374
Net income	—	—	—	—	2,777	—	2,777
Accretion of operating partnership units	—	—	—	—	(2,976)	—	(2,976)
Distributions	—	—	—	—	(53,624)	—	(53,624)

Balance at December 31, 2005	57,010	$570	$795,244	$(1,557)	$(91,253)	$—	$703,004

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	THE COMPANY		THE PREDECESSOR
		For the Period	For the Period
	Year Ended	October 21, 2004 to	January 1, 2004 to	Year Ended
	December 31,	December 31,	October 20,	December 31,
	2005	2004	2004	2003
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,777	$(29,898)	$(2,449)	$16,232
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	41,902	6,040	22,255	20,716
Early extinguishment of debt	93	7,012	—	—
Equity compensation expense	2,244	2,546	—	—
Accretion of fair market value of debt	(378)	—	—	—
Costs incurred to acquire management company — related party	—	22,152	—	—
Minority interest	199	(898)	—	—
Gain on sale of storage facilities	(179)	—	—	(3,329)
Changes in other operating accounts:
Other assets	(3,187)	3,021	118	657
Accounts payable and accrued expenses	5,421	(1,978)	5,664	(205)
Other liabilities	(42)	1,418	(65)	156

Net cash provided by operating activities	48,850	9,415	25,523	34,227
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, additions and improvements to storage facilities	(383,760)	(224,525)	(2,865)	(8,808)
Acquisitions, additions and improvements to storage facilities — related party	(10,889)	(451)	—	—
Acquisition of management company, net — related party	—	(3,492)	—	—
Net proceeds from sales of storage facilities	6,203	—	—	8,068
Insurance settlements	500	—	583	—
Increase in restricted cash	(4,748)	(607)	(2,832)	(1,767)

Net cash used in investing activities	(392,694)	(229,075)	(5,114)	(2,507)

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)

	THE COMPANY		THE PREDECESSOR
		For the Period	For the Period
	Year Ended	October 21, 2004 to	January 1, 2004 to	Year Ended
	December 31,	December 31,	October 20,	December 31,
	2005	2004	2004	2003
	(Dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common shares	378,747	424,989	—	—
Proceeds from:
Loans payable	232,457	270,000	424,500	3,934
Notes payable — related parties	—	—	3,961	—
Principal payments on:
Loans payable	(43,075)	(437,849)	(147,725)	(2,093)
Notes payable — related parties	—	(1,600)	(2,361)	—
Capital lease obligations	(100)	(21)	(197)	(309)
Cash contributions from owners	—	—	108	1,788
Loan made to owners	—	—	(277,152)	—
Cash distributions to owners	—	—	(18,297)	(28,684)
Minority interest distributions	(2,349)	—	—	—
Shareholder distributions	(44,532)	—	—	—
Pre-payment penalty on debt extinguishment	—	(887)	—	—
Loan procurement costs	(4,691)	(8,554)	(8,682)	(365)

Net cash provided by (used in) financing activities	516,457	246,078	(25,845)	(25,729)

NET INCREASE (DECREASE) IN CASH	172,613	26,418	(5,436)	5,991
CASH AND CASH EQUIVALENTS — Beginning of period	28,485	2,067	7,503	1,512

CASH AND CASH EQUIVALENTS — End of period	$201,098	$28,485	$2,067	$7,503

CASH PAID FOR INTEREST	$33,893	$9,032	$15,080	$15,648

CASH PAID FOR TAXES	$315	$25	$—	$—

Supplemental disclosure of noncash activities:
Contribution of facilities from prior owners for operating partnership units:
Investment in real estate	$—	$10,762	$—	$—
Mortgage loans	—	(10,365)	—	—
Other, net	—	139	—	—

Net assets acquired	—	536	—	—

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)

	THE COMPANY		THE PREDECESSOR
		For the Period	For the Period
	Year Ended	October 21, 2004 to	January 1, 2004 to	Year Ended
	December 31,	December 31,	October 20,	December 31,
	2005	2004	2004	2003
	(Dollars in thousands)

Acquisition of management company from prior owners:
Assets acquired (excluding cash of $730)	—	659	—	—
Liabilities assumed	—	(536)	—	—

Net assets acquired	—	123	—	—

Acquisition of facilities:
Issuance of OP units	(68,594)	—	—	—
Mortgage loans	(99,782)	—	—	—
Other, net	(1,660)	(4,526)	—	—
Acquisition of partnership interests:
Investment in real estate	—	—	128,672	—
Contribution related to step-up in basis	—	—	(128,672)	—

Reclassification of owners’ deficit to additional paid in capital	—	37,961	—	—
Accrual for transfer of deferred financing fee assumed at merger date	—	(2,547)	2,547	—
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	—	11,960	—	—
Items capitalized for funds yet to be disbursed	—	(427)	—	—
Accrual for offering costs (reclassified to shareholders equity)	—	(3,668)	3,668	—
Accrual for distributions	16,624	7,532	—	—
Grant of restricted share units and restricted shares to management executives and trustees	3,148	2,675	—	—

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION

U-Store-It Trust (“we” or the “Company”) was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (the “Amsdell Entities”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, generating gross proceeds of $460.0 million. The IPO resulted in net proceeds to the Company, after deducting underwriting discount and commissions, financial advisory fees and expenses of the IPO, of approximately $425.0 million. As a result of the mergers, the IPO and the formation transactions, the Company owns the sole general partner interest in U-Store-It, L.P., a Delaware limited partnership that was formed in July 1996 under the name Acquiport/Amsdell I Limited Partnership and was renamed U-Store-It, L.P. upon the completion of the IPO (the “operating partnership”), and owned approximately 97% of the aggregate partnership interests in the operating partnership at December 31, 2004. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a real estate investment trust (“REIT”), for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the operating partnership and its subsidiaries.

The financial statements covered in this report represent the results of operations and financial condition of Acquiport/Amsdell (the “Predecessor”) prior to the IPO and the formation transactions (“Formation Transactions”) and of the Company after October 21, 2004. The Predecessor was not a legal entity but rather a combination of certain real estate entities and operations as described below. Concurrent with the consummation of the IPO, the Company and the operating partnership, together with the partners and members of affiliated partnerships and limited liability companies of the Predecessor and other parties which held direct or indirect ownership interests in the properties (the “Participants”), completed the Formation Transactions. The Formation Transactions were designed to (i) continue the operations of the operating partnership, (ii) acquire the management rights with respect to the Predecessor’s existing facilities and three facilities contributed to the operating partnership by entities owned by Robert J. Amsdell and Barry L. Amsdell; (iii) enable the Company to raise necessary capital for the operating partnership to repay a portion of the existing term loan provided by an affiliate of Lehman Brothers and other indebtedness related to the three facilities acquired by the operating partnership from entities owned by Robert J. Amsdell and Barry L. Amsdell and on four of the other existing facilities; (iv) enable the Company to qualify as a REIT for federal income tax purposes commencing the day prior to the closing of the IPO; and (v) permit such entities owned by Robert J. Amsdell and Barry L. Amsdell to defer the recognition of gain related to the three facilities that were contributed to the operating partnership. These Formation Transactions are described in detail in the Company’s Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) in connection with the IPO.

In October 2005, the Company completed a secondary public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million. The offering resulted in net proceeds to the Company, after deducting underwriting discount and commissions and expenses of the offering, of approximately $378.7 million. As a result of the secondary offering and the National Self Storage acquisition (see Note 3) the Company owns approximately 92% of the aggregate partnership interests in the operating partnership at December 31, 2005.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Through the operating partnership, the Company owns and manages 339 and 201 storage facilities as of December 31, 2005 and 2004, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination — The accompanying consolidated financial statements include all of the accounts of the Company, the operating partnership and wholly owned subsidiaries. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company and the property interests contributed to the operating partnership by the Predecessor have been accounted for as a reorganization of entities under common control and accordingly were recorded at the Predecessor’s historical cost basis. Prior to the combination, the Company had no significant operations; therefore, the combined operations for the period prior to October 21, 2004 represent the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. All significant intercompany balances and transactions have been eliminated in the consolidated and combined financial statements. The real estate entities included in the accompanying consolidated and combined financial statements of the Predecessor have been consolidated and combined on the basis that, for the periods presented, such entities were under common management.

Operating Segment — The Company has one reportable operating segment; it owns, operates, develops, and manages storage facilities. The storage facilities are located in major metropolitan areas and have numerous tenants per facility. No single tenant represents 1% or more of the Company’s revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 24%, 11%, 10% and 8%, respectively, of total revenues for the year ended December 31, 2005.

Storage Facilities — Storage facilities are recorded at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 40 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

Upon acquisition of a facility, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, building and improvements and estimates of depreciated replacement cost of equipment. In allocating the purchase price, the Company determines whether the acquisitions include intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above or below market lease intangibles. The Company also considers whether in-place, at market leases represent an intangible asset. Based on the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company had no intangible assets recorded for in-place, at market leases as of December 31, 2005. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

We evaluate long-lived assets as “held for use” for impairment when events and circumstances indicate that there may be impairment. The carrying value of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. The Company recorded $2.3 million of asset impairment charges through December 31, 2005 (See Note 15 to the Consolidated and Combined Financial Statements).

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these conditions or criteria are not satisfied until the actual closing of the transaction; and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

During 2005, the Company sold four of its storage facilities located in Ohio that were acquired as part of the Liberty Self-Stor Portfolio acquisition (see Note 3). During 2003, the Predecessor sold five of its storage facilities located throughout the United States. These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 9). It is our policy to allocate interest expense to facilities disposed of by sale based on the principal amount of the debt that will or could be paid off upon sale.

Cash and Cash Equivalents — The Company considers all highly liquid instruments with maturities of 90 days or less as cash equivalents.

Restricted Cash — Restricted cash consists of cash deposits required for capital replacement, purchase deposits, and expense reserves in connection with the requirements of our loan agreements.

Loan Procurement Costs — Loan procurement costs related to borrowings consist of $13.0 million and $8.4 million at December 31, 2005 and 2004, respectively. These amounts are reported net of accumulated amortization of $2.6 million and $0.8 million as of December 31, 2005 and 2004, respectively. The costs are amortized over the life of the related debt using the effective interest rate method and reported as loan procurement amortization expense.

Other Assets — Other assets consist primarily of accounts receivable, insurance recovery receivables and prepaid expenses. Accounts receivable was $4.2 million and $2.3 million as of December 31, 2005 and 2004, respectively. The Company has recorded an allowance of approximately $0.8 million and $0.3 million related to accounts receivable as of December 31, 2005 and 2004, respectively.

Environmental Costs —  Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities. Whenever the environmental assessment for one of our facilities indicates that a facility is impacted by soil or groundwater contamination from prior owners/operators or other sources, we will work with our environmental consultants and where appropriate, state governmental agencies, to ensure that the facility is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition — Management has determined that all of our leases are operating leases. Rental income is received in accordance with the terms of the leases, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in rents received in advance in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in other assets.

Advertising Costs — The Company incurs advertising costs primarily attributable to print advertisements in telephone books. The Company recognizes the costs when the related telephone book is first published. The Company recognized $3.6 million, $2.4 million, and $1.0 in advertising expenses for the years ended 2005, 2004 and 2003, respectively.

Equity Offering Costs — Underwriting discount and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income — Other property related income consists primarily of late fees and administrative charges prior to October 27, 2004. Revenues from sales of storage supplies and other ancillary revenues and related costs were earned by U-Store-It Mini Warehouse Co. (the “Property Manager”) prior to October 27, 2004 and are not included in the operations of the Predecessor. Effective October 27, 2004, upon acquisition of the Property Manager, these ancillary revenues and costs are included in our operations, and YSI Management, LLC, a wholly owned subsidiary of the operating partnership, became the new property manager of the facilities.

Capitalized Interest — The Company capitalizes interest incurred on the construction of material storage facilities. Interest is capitalized to the related assets using a weighted-average rate of the Company’s credit facility and loans payable. The Company did not capitalize any interest for the years ended December 31, 2005 and 2004.

Derivative Financial Instruments — We carry all derivatives on the balance sheet at fair value. We determined the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments has been limited to cash flow hedges, of certain interest rate risks. At December 31, 2005 and 2004, the Company had no outstanding derivative contracts.

Income Taxes — The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the period from October 21, 2004 (commencement of operations) through December 31, 2004. The Company has been organized and has operated in a manner that it believes has allowed it to qualify for taxation as a REIT under the Code commencing, with the period from October 21, 2004 (commencement of operations) through December 31, 2004. and the Company intends to continue to be organized and operate in this manner. As a REIT, the Company is not required to pay federal corporate income taxes on its taxable income to the extent it is currently distributed to our shareholders. The characterization of the Company’s dividends for 2005 was 46% ordinary income and 54% return of capital.

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

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company has elected to treat U-Store-It Mini Warehouse Co. as a taxable REIT subsidiary (a “TRS”). In general, a TRS may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business. A TRS is subject to corporate federal and state income taxes on its taxable income at regular statutory tax rates. The Company has included in “other income” $0.0 and $0.1 million of income taxes for 2005 and the period from October 27, 2004 through December 31, 2004, respectively and $0.1 million is included in “other assets” as a net deferred tax asset at December 31, 2005 and 2004.

Each member of the Predecessor is treated as a partnership for federal and state income tax purposes, so the tax effects of the Predecessor’s operations are the responsibility of the partners and members of these entities. Accordingly, the Predecessor does not record any provision for income taxes in the consolidated and combined financial statements.

Earnings per Share — Basic earnings per share is calculated based on the weighted average number of common shares and restricted share units outstanding and/or vested during the period (prior to the dilutive impact of stock options and contingently issued shares). Diluted earnings per share is calculated using the weighted average number of shares outstanding during the period adjusted for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method that totaled approximately 83,000 in 2005, unless the effect of such increase would be anti-dilutive. There were no dilutive shares for the period from October 27, 2004 through December 31, 2004.

Share Based Payments — We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded to our chief executive officer vest immediately upon his retirement from the company as he has reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance, was expensed fully in 2005.

Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Minority Interest — As of September 30, 2005, the Company recorded the operating partnership units issued in connection with the National Self Storage transaction as conditionally redeemable as the result of a special redemption right (see Note 3 and Note 6 for a discussion of the National Self Storage transaction). On October 25, 2005, the sellers in the National Self Storage transaction agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement). From the issuance date until October 25, 2005, the Company elected to accrete changes in the redemption value of the National Self Storage Units issued over the period from the date of issuance to the earliest redemption date (one-year from the date of initial issuance) on a pro rata basis. Upon termination of the Special Redemption Right, the Company classified these units in minority interest. The amount of accretion recorded through October 25, 2005 was approximately $3.0 million. Effective October 26, 2005, minority interest represents issued and outstanding operating partnership units. Income is allocated to the holders of the operating partnership units based on their ownership percentage of the operating partnership. This ownership percentage, as well as the total net assets of the operating partnership, change when additional units are issued. Such changes results in an allocation between stockholders’ transactions for the period as the “Adjustment for Minority Interest in operating partnership” (rather than separately allocating the minority interest for each individual capital transaction).

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Reclassifications — Certain prior year amounts have been reclassified to conform to current year presentation.

Recent Accounting Pronouncements —  In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations”. FIN 47 clarifies the definition and treatment of conditional asset retirement obligations as discussed in FASB Statement No. 143, Accounting for Asset Retirement Obligations. A conditional asset retirement obligation is defined as an asset retirement activity in which the timing and/or method of settlement are dependent on future events that may be outside the control of the Company. FIN 47 requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 is intended to provide more information about long-lived assets, more information about future cash outflows for these obligations and more consistent recognition of these liabilities. The Company adopted FIN 47 during 2005 and the adoption of this interpretation did not have a material impact on the Company.

In December, 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123-R”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS No. 123-R supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123-R requires the fair value of all share-based payments to employees to be recognized in the consolidated statement of operations. The Company early adopted SFAS No. 123-R in 2004 and included $2.2 million and $2.5 million of compensation expense relating to outstanding deferred shares, restricted shares and options in its 2005 and 2004 statement of operations, respectively.

3.	STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of:

	December 31,	December 31,
Description	2005	2004
	(Dollars in thousands)

Land	$301,188	$136,168
Buildings and improvements	958,759	635,718
Equipment	125,456	79,742
Construction in progress	1,383	—

Total	1,386,786	851,628
Less accumulated depreciation	(140,491)	(122,473)

Storage facilities — net	$1,246,295	$729,155

The carrying value of storage facilities has increased from December 31, 2004, primarily as a result of the net acquisition of 138 self storage facilities in 2005.

The Company completed the following acquisitions, dispositions and consolidations during the year ended December 31, 2005:

•	Consolidation of Vero Beach, Florida Facilities. In January 2005, the Company consolidated the operations of its two self-storage facilities located in Vero Beach, Florida into one facility.

•	Acquisition of Option Facility. In January 2005, the Company purchased the San Bernardino VII, California facility from Rising Tide Development (a related party) for approximately $7.3 million, consisting of $3.8 million in cash (which cash was used to pay off mortgage indebtedness secured by

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

the facility) and $3.5 million in units in our operating partnership. This facility contains approximately 84,000 rentable square feet.

•	Acquisition of Gaithersburg, MD Facility. In January 2005, the Company acquired one self-storage facility in Gaithersburg, Maryland for consideration of approximately $10.7 million, consisting of $4.3 million in cash and the assumption of $6.4 million of indebtedness. The purchase price was adjusted during the second quarter of 2005 to $11.8 million, primarily as a result of the fair market value adjustment for debt. This facility contains approximately 87,000 rentable square feet.

•	Acquisition of Ford Storage Portfolio. In March 2005, the Company acquired five self-storage facilities, located in central Connecticut, from Ford Storage for consideration of approximately $15.5 million. These facilities total approximately 258,000 rentable square feet.

•	Acquisition of A-1 Self Storage Portfolio. In March 2005, the Company acquired five self-storage properties, located in Connecticut, from A-1 Self Storage for consideration of approximately $21.7 million. These facilities total approximately 201,000 rentable square feet. The Company now operates two of these facilities as one facility. In May 2005, the Company acquired an additional self-storage facility from A-1 Self Storage for approximately $6.4 million in cash. This facility contains approximately 30,000 rentable square feet and is located in New York.

•	Acquisition of Option Facilities. In March 2005, the Company purchased the Orlando II, Florida and the Boynton Beach II, Florida facilities from Rising Tide Development (a related party) for consideration of approximately $11.8 million, consisting of $6.8 million in cash and $5.0 million in units of our operating partnership. An adjustment to the purchase price was finalized during the second quarter of 2005, resulting in a revised purchase price of approximately $10.1 million, which consisted of $6.8 million in cash and $3.3 million in units of our operating partnership after a price reduction of $1.7 million in May 2005. These facilities total approximately 155,000 rentable square feet.

•	Acquisition of Liberty Self-Stor Portfolio. In April 2005, the Company acquired 18 self-storage facilities from Liberty Self-Stor Ltd., a subsidiary of Liberty Self-Stor, Inc., for consideration of approximately $34.0 million. These facilities total approximately 926,000 rentable square feet and are located in Ohio and New York. In June 2005, the Company sold one of these facilities, containing approximately 17,000 rentable square feet, for approximately $0.6 million. In addition, in November 2005 the Company sold three more of these facilities, containing approximately 184,000 rentable square feet, for approximately $5.6 million.

•	Acquisition of Frisco I & II, TX and Ocoee, FL Facilities. In April 2005, the Company acquired three self-storage facilities from two parties for consideration of approximately $14.9 million. The final purchase price was adjusted to $15.2 million primarily as a result of the fair market value adjustment of debt. These facilities total approximately 199,000 rentable square feet and are located in Texas and Florida.

•	Acquisition of Extra Closet Facilities. In May 2005, the Company acquired two facilities from Extra Closet for consideration of approximately $6.8 million. These facilities total approximately 99,000 rentable square feet and are located in Illinois.

•	Acquisition of Tempe, AZ Facility. In July 2005, the Company acquired one self-storage facility, located in Tempe, Arizona, for consideration of approximately $2.9 million. This facility contains approximately 54,000 rentable square feet.

•	Acquisition of Clifton, NJ Facility. In July 2005, the Company acquired one self-storage facility, located in Clifton, New Jersey, for consideration of approximately $16.8 million. This facility contains approximately 106,000 rentable square feet.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

•	Acquisition of National Self Storage Portfolio. In July 2005, the Company completed the acquisition of 71 self-storage facilities from various partnerships and other entities affiliated with National Self Storage and the Schomac Group, Inc. (“National Self Storage”) for an aggregate consideration of approximately $212.0 million. The final purchase price was adjusted to $214.5 million during the third quarter of 2005 primarily as a result of the fair market value adjustment of debt. The final purchase price consisted of approximately $61.8 million of units in our operating partnership, the assumption of approximately $83.0 million of outstanding debt, including the fair market value adjustment of debt, by our operating partnership, and approximately $69.7 million in cash. These facilities total approximately 3.7 million rentable square feet and include self-storage facilities located in our existing markets in Southern California, Arizona and Tennessee and in new markets in Texas, Northern California, New Mexico, Colorado and Utah. The Company now operates two of these facilities as one facility.

•	Acquisition of Elizabeth, NJ and Hoboken, NJ Facilities. In August 2005, the Company acquired two self-storage facilities, one located in Elizabeth, New Jersey and one in Hoboken, New Jersey, for consideration of approximately $8.2 million. These facilities total approximately 75,000 rentable square feet.

•	Acquisition of Colorado Portfolio. In September 2005, the Company acquired seven self-storage facilities located in Colorado for consideration of approximately $19.5 million. These facilities total approximately 317,000 rentable square feet. The purchase price was adjusted during the fourth quarter of 2005 to $19.6 million as a result of additional acquisition costs.

•	Acquisition of Miami, FL Facilities. In September 2005, the Company acquired two self-storage facilities located in Miami, Florida for consideration of approximately $17.8 million. These facilities total approximately 152,000 rentable square feet. The Company now operates these two facilities as one facility.

•	Acquisition of Pensacola, FL Facility. In September 2005, the Company acquired one self-storage facility located in Pensacola, Florida for consideration of approximately $7.9 million. This facility contains approximately 79,000 rentable square feet.

•	Acquisition of Texas Portfolio. In September 2005, the Company acquired four self-storage facilities located in Texas for consideration of approximately $15.6 million. These facilities total approximately 227,000 rentable square feet. The purchase price was adjusted during the fourth quarter of 2005 to $15.5 million, as a result of additional acquisition costs. In November 2005, the Company acquired an additional self-storage facility from this seller for approximately $5.5 million in cash. This facility contains approximately 76,000 rentable square feet and is located in San Antonio, Texas. The Company also has agreed to acquire from this seller an additional seven self-storage facilities, for additional consideration of approximately $40.7 million. As described below in Note 18, Subsequent Events. The Company acquired four of the seven facilities, for consideration of approximately $22.5 million in March of 2006, and the Company expects to acquire the remaining three facilities, for aggregate consideration of approximately $18.2 million, during the first half of 2006.

•	Acquisition of Dallas, TX Portfolio. In October 2005, the Company acquired six self-storage facilities located in Dallas, Texas for consideration of approximately $17.6 million, consisting of approximately $12.5 million in cash and the assumption of approximately $5.1 million of indebtedness. The final purchase price was adjusted during the fourth quarter of 2005 to $17.9 million primarily as a result of the fair market value adjustment of debt. The facilities total approximately 323,000 rentable square feet. The Company also has agreed to acquire from this seller an additional two self-storage facilities, for additional consideration of approximately $4.4 million and the assumption of $7.1 million of existing

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

debt. As described below in Note 18, Subsequent Events, the Company acquired the two facilities, for consideration of approximately $11.5 million, in January 2006.

•	Acquisition of Jacksonville, FL Facility. In November 2005, the Company acquired one self-storage facility located in Jacksonville, Florida for consideration of approximately $7.2 million. This facility contains approximately 79,000 rentable square feet.

•	Acquisition of California Portfolio. In December 2005, the Company acquired six self-storage facilities located in California for consideration of approximately $57.0 million. The final purchase price was adjusted during the fourth quarter of 2005 to $57.2 million primarily as a result of the assumption of certain promissory notes. These facilities total approximately 448,000 rentable square feet.

•	Acquisition of Fredericksburg, VA Facilities. In December 2005, the Company acquired two self-storage facilities located in Fredericksburg, Virginia for consideration of approximately $13.3 million. The purchase price was adjusted during the fourth quarter of 2005 to $13.4 million as a result of additional acquisition costs. These facilities total approximately 131,000 rentable square feet.

•	Acquisition of Nashville, TN Portfolio. In December 2005, the Company acquired three self-storage facilities located in Nashville, Tennessee for consideration of approximately $14.7 million. These facilities total approximately 269,000 rentable square feet. The Company also agreed to acquire from this seller an additional two self-storage facilities, for additional consideration of approximately $13.1 million. As described below in Note 17, Subsequent Events, the Company acquired the two facilities, for consideration of approximately $13.1 million, in January 2006.

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

The purchase price allocations were finalized during the fourth quarter of 2005 for all acquisitions completed through September 30, 2005. As a result, during the fourth quarter, the Company adjusted the allocation of certain assigned values of fixed assets of approximately $2.5 million, related to acquisitions completed in the third quarter, primarily between land and buildings. The adjustment did not have a material impact on depreciation expense for the period. During the first half of 2006 the Company anticipates finalizing purchase price allocations for acquisitions completed during the fourth quarter of 2005.

The following table summarizes the number of self-storage facilities placed into service for 2004 and 2005:

	2005	2004

Balance — Beginning of year	201	155
Facilities acquired	146	46
Facilities consolidated(1)	(4)	—
Facilities sold	(4)	—

Balance — End of Year	339	201

(1)	The Company operates two of the facilities owned as of December 31, 2004 as one facility and six of the facilities acquired in 2005 as three facilities.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

4.	REVOLVING CREDIT FACILITY

As of December 31, 2005, the Company and its operating partnership, had in place a three-year $150 million secured revolving credit facility, for which there was no outstanding balance at December 31, 2005 and December 31, 2004. As of December 31, 2005, the Company had approximately $131.8 million available under the Company’s revolving credit facility as a result of the then available borrowing base of properties under the facility. The credit facility bears interest at a variable rate based upon the prime rate or LIBOR and in each case, a spread depending on the Company’s leverage ratio, which rate was 6.52% at December 31, 2005. This credit facility is scheduled to terminate on October 27, 2007, with an option for the Company to extend the termination date to October 27, 2008. The credit facility requires a commitment fee based on the unused portion of the credit facility, which fee was 0.3% at December 31, 2005. The credit facility is secured by certain of the Company’s self-storage facilities and requires that the Company maintain a minimum “borrowing base” of properties. As of December 31, 2005 and December 31, 2004, the Company’s credit facility was collateralized by certain of its self-storage facilities with net book values of approximately $333.7 million and $242.0 million, respectively. This facility was replaced by a new unsecured revolving credit facility in February 2006 (see Note 18).

5.	LOANS AND NOTES PAYABLE

In July 2005, YSI VI LLC (“YSI VI”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with Lehman Brothers Bank, FSB, (“Lehman Brothers Bank”) as the lender, in the principal amount of $80.0 million. The mortgage loan, which is secured by 24 of the Company’s self-storage facilities, bears interest at 5.13% and matures in August 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YSI VI to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

In July 2005, as part of the National Self Storage acquisition, the operating partnership assumed certain mortgage indebtedness totaling approximately $80.8 million, which indebtedness was secured by 69 of the Company’s self-storage facilities, bearing interest at rates ranging from 6.02% to 8.96% and matures on dates ranging from 2007 through 2014. Since a portion of the debt was assumed at above market rates, the assumed debt was adjusted as part of the purchase price allocation during the third quarter of 2005, to a fair market value of approximately $83.0 million at effective interest rates ranging from 5.00% to 5.59%. The Company refinanced approximately $39.8 million of the assumed mortgages with a multi-facility fixed rate mortgage with Transamerica Financial Life Insurance, a subsidiary of AEGON USA Realty Advisors, Inc., in the principal amount of $72.5 million. The mortgage loan, which is secured by 37 of the Company’s self-storage facilities, bears interest at 5.97% and matures in November 2015. The excess cash can be used for operating and planned acquisition activity. The remaining ten mortgage loans from the National Self Storage acquisition are collateralized by first mortgage liens against the other 32 storage facilities owned by various indirect subsidiaries of the Company. The mortgage loans will become immediately due and payable, and the lenders will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. The mortgage loans require the Company to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under these mortgage loans with respect to certain exceptions to the non-recourse provisions of the loans.

In August 2005, YASKY LLC (“YASKY”), an indirect subsidiary of the Company, entered into a fixed rate mortgage loan agreement with LaSalle Bank National Association, as the lender, in the principal amount

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

of $80.0 million. The mortgage loan, which is secured by 29 of the Company’s self-storage facilities, bears interest at 4.96% and matures in September 2012. The mortgage loan will become immediately due and payable, and the lender will be entitled to interest on the unpaid principal sum at an increased rate, if any required payment is not paid on or prior to the date when due or on the happening of any other event of default. This mortgage loan requires YASKY to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

In December 2005, as part of the California portfolio acquisition (See Note 3), the Company assumed two promissory notes for approximately $0.2 million. The notes are non-interest bearing, require monthly payments and mature in 2010.

YSI I LLC, an indirect subsidiary of the Company, has a $90 million loan from Lehman Brothers Holdings, Inc. (“Lehman Capital”) which requires interest only payments until November 2005 and monthly debt service payments from November 2005 through May 2010. Interest is paid at the fixed rate of 5.19% through May 2010. The loan is collateralized by first mortgage liens against 21 storage facilities.

YSI II LLC, an indirect subsidiary of the Company, has a $90 million loan from Lehman Capital which requires interest only payments until November 2005 and monthly debt service payments from November 2005 through January 2011. Interest is paid at the fixed rate of 5.325% through January 2011. The loan is collateralized by first mortgage liens against 18 storage facilities.

YSI III LLC, an indirect subsidiary of the Company, has a $90 million loan from Lehman Brothers Bank, which requires interest only payments until November 2005 and monthly debt service payments from November 2005 through November 2009. Interest is paid at the fixed rate of 5.085% through November 2009. The loan is collateralized by first mortgage liens against 26 storage facilities.

Acquiport/Amsdell III, LLC, an indirect subsidiary of the Company, has a $70 million loan from Lehman Capital that requires principal payments which include interest payable monthly at 8.16% per annum through November 1, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date through refinancing. After October 31, 2006, the loan requires interest at the greater of 13.16% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by November 1, 2025. The loan is collateralized by first mortgage liens against 41 storage facilities. The Company maintains a defeasance reserve of approximately $1.2 million in restricted cash.

USI II, LLC, an indirect subsidiary of the Company, has a $42 million mortgage loan from Lehman Brothers Bank which requires principal payments and interest at 7.13% per annum through December 11, 2006, which is referred to in the loan agreement as the “anticipated repayment date.” The Company intends to repay the loan on or before the anticipated repayment date through refinancing. After December 10, 2006, the loan requires interest at the greater of 12.13% and a defined Treasury rate plus 5%, additional monthly principal payments based on defined net cash flow and final repayment by September 11, 2026. The loan is collateralized by first mortgage liens against all 10 storage facilities.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The Company’s mortgage loans and notes are summarized as follows:

	December 31,	December 31,
	2005	2004
	(Dollars in thousands)

8.16% loans due November 2006	$65,090	$66,217
7.13% loans due December 2006	39,132	39,878
5.085% loans due November 2009	89,870	90,000
5.19% loans due May 2010	89,872	90,000
5.325% loans due January 2011	89,875	90,000
5.13% loans due August 2012	80,000	—
4.96% loans due September 2012	80,000	—
5.97% loans due November 2015	72,352	—
Other fixed rate mortgage loans payable with maturity dates ranging from 2007 through 2014 at stated interest rates ranging from 6.02% to 8.96% and effective interest rates ranging from 5.00% to 5.97%, reflecting 17 mortgage loans at December 31, 2005 and two mortgage loans at December 31, 2004	59,588	4,401
Other notes	162	—

	665,941	380,496
Fair market value adjustment on loans and notes, net	3,341	—

Total	$669,282	$380,496

As of December 31, 2005, and December 31, 2004, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $910 million and $487 million, respectively.

The following table presented below represents the future principal payment requirements on the outstanding mortgage loans at December 31, 2005:

Year	Amount
(Dollars in thousands)

2006	$111,449
2007	12,704
2008	16,563
2009	93,877
2010	111,906
2011 and thereafter	319,442

$665,941

6.	MINORITY INTERESTS

Operating partnership minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at December 31, 2005 and December 31, 2004, amounted to approximately 8% and 3%, respectively.

In conjunction with the formation of the Company, certain former owners contributed properties to the operating partnership and received units in the operating partnership concurrently with the closing of the IPO.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Limited partners who acquired Units in the Formation Transactions have the right, beginning on October 27, 2005, to require the operating partnership to redeem part or all of their operating partnership units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the operating partnership units would have been redeemed if the Company had assumed and satisfied the operating partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the operating partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises in 2005, entities owned by the Company’s Chief Executive Officer and one of its trustees received an aggregate of 1,524,358 operating partnership units for six properties with a net historical basis of $7.3 million.

In conjunction with the National Self Storage acquisition, National Self Storage received 3,674,497 operating partnership units. As provided in the partnership agreement of the operating partnership, these units are redeemable by the unitholders for cash or, at the Company’s option, common shares, beginning one year after the date of issuance (i.e., beginning in July 2006), on a one-for-one basis. The National Self Storage acquisition purchase agreement beginning in July 2006 also included a provision which granted the sellers a special redemption right permitting the sellers, under certain circumstances, beginning one year after issuance of the units, to redeem a portion of their units by requiring the Company to purchase, and simultaneously transfer to them, real estate properties to be identified by them at a price equal to the fair value of units redeemed (the “Special Redemption Right”).

The units issued to National Self Storage were considered conditionally redeemable because they were redeemable at the option of the holder with no specified or determinable redemption date. The units had no preference to the Company’s other outstanding operating partnership units. Under the provisions of the Emerging Issues Task Force (“EITF”) Classification and Measurement of Redeemable Securities, D-98R (“EITF D-98R”), the Company classified these units as a separate minority interest line item (“Conditionally Redeemable Operating Partnership Units”) and elected the accretion method under EITF D-98R to record increases or decreases in the redemption value of such units (as of September 30, 2005) as an adjustment to retained earnings over the period from the date of issuance to the earliest redemption date. On October 25, 2005, the sellers in the National Self Storage transaction agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement). Upon termination of the Special Redemption Right, the Company classified these units in minority interest. The amount of accretion recorded through October 25, 2005 was approximately $3.0 million.

7.	RELATED PARTY TRANSACTIONS

In connection with the IPO, the Company entered into option agreements with Rising Tide Development, a company owned and controlled by Robert J. Amsdell, the Company’s Chairman and Chief Executive Officer, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of December 31, 2005, of 13 facilities owned by Rising Tide Development, two facilities which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. None of the remaining self-storage facilities that we have the option to purchase met the occupancy requirement as of December 31, 2005. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s board of trustees. During 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in operating partnership units and $10.6 million in cash after a price reduction of $1.7 million of consideration in May 2005. The price reduction resulted from a discovery that the calculation of the March purchase price was not made in accordance with the terms specified in the option agreement, which resulted in the overpayment. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the operating partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company.

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

Effective October 27, 2004, YSI Management LLC, a wholly-owned subsidiary of the operating partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.4 million for the year ended December 31, 2005 and $0.1 million for the period from October 21, 2004 through December 31, 2004. Accounts receivable from Rising Tide Development at December 31, 2005 and 2004 was approximately $0.4 and $0.3 million, respectively, and is included in other assets. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms.

In 2004 the Predecessor engaged, Amsdell Construction, a company owned by Robert J. Amsdell, the Company’s Chief Executive Officer, and Barry L. Amsdell, a trustee of the Company, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction for the year ended December 31, 2005 was approximately $0.3 million and related to the rebuilding of a South Carolina facility destroyed by fire in 2004. The total payments incurred by the Company to Amsdell Construction for the period from October 21, 2004 through December 31, 2004 was approximately $0.5 million. The total amount of payments incurred by the predecessor to Amsdell Construction for the period from January 1, 2004 through October 20, 2004 and the year ended 2003 were $2.2 million $2.6 million, respectively.

In March 2005, the operating partnership entered into an office lease agreement with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell, for office space of approximately 18,000 square feet at The Parkview Building, an approximately 40,000 square foot multi-tenant office building located at 6745 Engle Road, plus approximately 4,000 square feet of an 18,000 square foot office building located at 6751 Engle Road, which are both part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio. Airport Executive Park is owned by Amsdell and Amsdell. This new lease, which was effective as of January 1, 2005, replaced the original office lease, entered into in October

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

2004, between a subsidiary of the operating partnership and Amsdell and Amsdell and has a ten-year term, with one five-year extension option exercisable by the operating partnership. The Company’s disinterested trustees approved the terms of, and the entry into, the office lease by the operating partnership.

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

In December 2005, the operating partnership entered into an office lease agreement with Amsdell and Amsdell for additional office space of approximately 3,000 square feet of rentable space at 6751 Engle Road. This office lease is effective as of January 1, 2006 and has a nine-year term expiring on December 31, 2014. The operating partnership has the option to extend this office lease for an additional five-year period at the then prevailing market rate upon the same terms and conditions contained in this office lease. At inception, the fixed minimum rent under the terms of this office lease is $3,137 per month and then escalates to $3,771 per month by the end of the lease term. The Company’s disinterested trustees approved the terms of, and the entry into, the office lease by the operating partnership.

In December 2005, the operating partnership entered into an office lease agreement with Amsdell and Amsdell for additional office space of approximately 3,190 square feet of rentable space in The Parkview Building. This office lease is effective as of February 1, 2006 and has an approximately nine-year term expiring on December 31, 2014. The operating partnership has the option to extend this office lease for an additional five-year period at the then prevailing market rate upon the same terms and conditions contained in this office lease. At inception, the fixed minimum rent under the terms of this office lease is $2,387 per month and then escalates to $2,901 per month by the end of the lease term. The Company’s disinterested trustees approved the terms of, and the entry into, the office lease by the operating partnership.

In December 2005, the operating partnership entered into an office lease agreement with Amsdell and Amsdell for additional office space of approximately 4,077 square feet of rentable space in The Parkview Building. This office lease is effective as of May 1, 2006 and has an approximately 104 month term expiring on December 31, 2014. The operating partnership has the option to extend this office lease for an additional five-year period at the then prevailing market rate upon the same terms and conditions contained in this office lease. The fixed minimum rent under the terms of this office lease is $3,051 per month from May 1, 2007 and then escalates to $3,709 per month by the end of the lease term. The Company’s disinterested trustees approved the terms of, and the entry into, the office lease by the operating partnership.

The total amount of lease payments incurred under the three office leases effective as of December 31, 2005 was approximately $0.4 million for the year ended December 31, 2005. The total amount of lease payments incurred under former leases for the period from October 21, 2004 through December 31, 2004 was approximately $40,000.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Total future minimum rental payments under the related party lease agreements entered into as of December 31, 2005 are as follows:

Related Party
Amount
(Dollars in thousands)

2006	$473
2007	446
2008	438
2009	454
2010	454
2011 and Thereafter	1,923

Total	$4,188

The Company bills Amsdell and Amsdell for the cost of certain services. As of December 31, 2005, the Company recorded a receivable as of December 31, 2005 of $10,172.

The Company chartered an aircraft from Aqua Sun Investments, L.L.C. (“Aqua Sun”), a company owned by Robert J. Amsdell and Barry L. Amsdell. The Company was under contract pursuant to a timesharing agreement to reimburse Aqua Sun at the rate of $1,250 for each hour of use of the aircraft and the payment of certain expenses associated with the use of the aircraft. As described in the paragraph below, effective June 30, 2005 the timesharing agreement was terminated by mutual agreement of the parties thereto and was replaced on July 1, 2005 with a non-exclusive aircraft lease agreement with Aqua Sun (the “Aircraft Lease”). The Company’s disinterested trustees approved the terms of, and the entry into, the non-exclusive aircraft lease agreement by the operating partnership.

Under the Aircraft Lease with Aqua Sun, the operating partnership may lease for corporate use from time to time an airplane owned by Aqua Sun. Under the terms of the Aircraft Lease, the operating partnership may lease use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the operating partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, has a one-year term and is automatically renewed for additional one-year periods unless terminated by either party. Either party may terminate the agreement with or without cause upon 60 days’ prior notice to the other party. The total amount incurred for such aircraft charters described above by the Company for the year ended December 31, 2005 was approximately $0.4 million. The total amount incurred for aircraft charters by the Company for the period from October 21, 2004 through December 31, 2004 was approximately $0.1 million.

The Company engages Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the year ended December 31, 2005 was approximately $40,000.

The Company engages Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The total payments incurred by the Company to Deborah Dunlevy Designs for the year ended December 31, 2005 was approximately $56,000.

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the “Amsdell Entities” that acquired common shares or operating partnership units in the formation transactions which took place at the time of the IPO

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

received certain registration rights. An aggregate of approximately 9.7 million common shares acquired in the formation transactions are subject to a registration rights agreement (including approximately 1.1 million shares issuable upon redemption of approximately 1.1 million operating partnership units issued in the formation transactions). Beginning in October 2005, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities became entitled to require the Company to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.

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

The fair value of financial instruments, including cash, accounts receivable, and accounts payable approximates their respective book values at December 31, 2005 and 2004. The Company has fixed interest rate loans with a carrying value of $669.3 million at December 31, 2005 and fixed and variable rate loans with a carrying value of $380.5 million at December 31, 2004. The estimated fair value of these fixed and variable rate loans were $649.3 million and $378.6 million at December 31, 2005 and 2004, respectively. This estimate is based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2005 and 2004.

9.	DISCONTINUED OPERATIONS

During 2005, the Company sold four of its storage facilities located in Ohio that were acquired as part of the Liberty Self-Stor Portfolio (See Note 3) acquisition for net proceeds of $6.2 million. During the year ended December 31, 2003, the Predecessor sold five storage facilities for net proceeds of $8.1 million. In accordance with the terms of the 2003 Defeasance Agreements, approximately $1.4 million of the net proceeds related to the sale of the Indio Property storage facility was placed in a restricted cash account.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The results of operations of the storage facilities through the sale date have been presented in the following table. Interest expense and related amortization of loan procurement costs have been attributed to the sold storage facilities as applicable based upon the transaction and included in discontinued operations.

The results of operations of the four storage facilities sold in 2005 and the five storage facilities sold in 2003 were as follows:

	Year Ended December 31,
Description	2005	2004	2003
	(Dollars in thousands)

Revenues	$546	$—	$1,015
Property operating expenses	(246)	—	(399)
Depreciation	(168)	—	(207)
Management fees to related party	(28)	—	(52)
Interest expense	(72)	—	(186)

Income from operations	32	—	171
Gain on sale of storage facilities	179	—	3,329

Income from discontinued operations	$211	$—	$3,500

10.	COMMITMENTS AND CONTINGENCIES

The Company has capital lease obligations for security camera systems with a cost of $2.6 million. These systems are included in equipment in the accompanying balance sheet and are being depreciated over five years.

Future minimum lease payments at December 31, 2005 are:

Amount
(Dollars in thousands)

2006	$49
2007	22

Total future minimum lease payments	71
Less — imputed interest at 8%	15

Present value of lease payments	$56

The Company currently owns one self-storage facility subject to a ground lease and five self storage facilities having small parcels of land that are subject to ground leases. The Company recorded rent expense of approximately $0.2 million for the year ended 2005 and approximately $24,000 for the period from October 21, 2004 through December 31, 2004. The Predecessor recorded rent expense of approximately $76,000 for the period from January 1, 2004 through October 20, 2004. The Predecessor also recorded rent expense of approximately $46,000 related to these leases in the year ended December 31, 2003, all of which related to minimum lease payments.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

Total future minimum rental payments under non-cancelable ground leases and a related party office lease in effect as of December 31, 2005 are as follows:

	Third Party	Related Party
	Amount	Amount
	(Dollars in thousands)

2006	$152	$473
2007	148	446
2008	76	438
2009	50	454
2010	44	454
2011 and Thereafter	200	1,923

Total	$670	$4,188

Each of the Company and the Predecessor has been named as a defendant in a number of lawsuits in the ordinary course of business. In most instances, these claims are covered by the Company’s liability insurance coverage. Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

11.	RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

Interest rate swaps are used to reduce the portion of total debt that is subject to variable interest rates. An interest rate swap requires the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and entitles the Company to receive in return an amount equal to a variable rate of interest times the same notional amount. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into contracts of this nature with major financial institutions to minimize counterparty credit risk. As of December 31, 2005, the Company had not entered into any contracts of this nature.

The Predecessor had an interest rate swap that was undesignated during 2004 and 2003 and did not qualify for hedge accounting treatment; therefore, the swap was recorded at fair value and the related gains or losses were recorded in the statement of operations. The amount recognized as a reduction to interest expense due to changes in fair value was approximately $0.1 million and $0.2 million during the years ended December 31, 2004 and 2003, respectively. The swap matured on August 16, 2004.

12.	SHARE-BASED COMPENSATION PLANS

On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “Plan”). The purpose of the Plan is to attract and retain highly qualified executive officers, trustees and key employees and other persons and to motivate such officers, trustees, key employees and other persons to serve the Company and its affiliates to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

end, the Plan provides for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights and cash awards. Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals. Share options granted under the Plan may be non-qualified share options or incentive share options.

The Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plan and determines the terms and provisions of option grants and share awards. A total of 3,000,000 common shares are reserved for issuance under the Plan. The maximum number of common shares subject to options, share appreciation rights, or time-vested restricted shares that can be awarded under the Plan to any person is 500,000 per calendar year. The maximum number of common shares that can be awarded under the Plan to any person, other than pursuant to an option, share appreciation rights or time-vested restricted shares, is 250,000 per calendar year. To the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards become available for future grants under the Plan, unless the Plan has been terminated.

Under the Plan, the Compensation Committee determines the vesting schedule of each share award and option. At the closing of the IPO, the newly appointed non-employee members of the Board of Trustees were granted restricted share awards pursuant to the Plan as a one-time payment for joining the board and as an advance for service to be provided for the remainder of 2004 and 2005. Concurrently with the closing of the IPO, the Company also granted options under the Plan to certain of its employees and executive officers to purchase an aggregate of 950,000 common shares. The options granted to executive officers vest ratably over a three year period, one-third per year on each of the first three anniversaries of the grant date. The options granted to other employees of the Company vest evenly over a three year period, one-third per year on each of the third, fourth and fifth anniversaries of the grant date. The exercise price for options is equivalent to the fair market value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair value for options granted in 2004, was estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2004

Risk-free interest rate	4.38%
Expected dividend yield	7.0%
Volatility	26.25%
Weighted average expected life of the options	10 years
Weighted average fair value of options granted	$1.90

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. The Company determined the volatility by comparing a 100 day period of volatility of industry competitors in June 2004. No options were granted in 2005.

In 2005 and 2004, the Company recognized compensation expense related to options issued to employees and executives of approximately $0.5 million and $0.1 million, respectively, which was recorded primarily in general and administrative expense. As of December 31, 2005, the Company had approximately $1.1 million of unrecognized compensation cost related to unvested stock options that will be recorded over the next four years.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The table below summarizes the option activity under Plan for the year ended December 31, 2005 and the period from October 21, 2004 through December 31, 2004:

	2005		2004
		Weighted Average		Weighted Average
	Common Shares	Exercise Price	Common Shares	Exercise Price
	Subject to Options	Per Option	Subject to Options	Per Option

Outstanding at beginning of period	938,500	$16.00	—	—
Options granted	—	—	950,000	$16.00
Options canceled	39,500	$16.00	11,500	$16.00
Options exercised	—	—	—	—

Outstanding at end of period	899,000	$16.00	938,500	$16.00

The following table summarizes information regarding options outstanding at December 31, 2005:

	Options Outstanding			Options Not Exercisable
Weighted-
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual Life	Exercise		Exercise
Exercise Prices	Options	in Years	Price	Options	Price

$16.00	500,000	1.8	$16.00	333,333	$16.00
$16.00	399,000	3.8	$16.00	399,000	$16.00

Restricted Shares

On December 22, 2005, 163,677 restricted share units were granted to certain executives. The shares are equally divided between time-vesting shares and market-based shares with values of $20.62 and $13.82 per share respectively (market-based shares granted to the CEO that vest immediately are valued at $20.62). The fair value of the restricted share units at grant date was approximately $3.0 million. A Monte Carlo simulation analyses was used in estimating the fair value of the market-based shares. The time-vesting shares vest ratably over a five-year period, one-fifth per year on each of the first five anniversaries of the grant date. The market-based shares vest ratably over a five-year period, one-fifth per year on each of the first five anniversaries of the grant date if the average annual total shareholder return for the Company equals or exceeds ten percent. Additionally, any market-based shares that do not vest on a previous anniversary will vest on a subsequent anniversary date if the average annual total shareholder return from grant date equals exceeds ten percent. Certain restricted share units awarded to the chief executive officer vest immediately upon his retirement from the Company as he has reached the retirement age set forth in his award agreement. Accordingly, 72,745 shares issued to Robert J. Amsdell, valued at approximately $1.5 million, was fully recorded as share compensation expense in 2005. As of December 31, 2005 the Company had $1.6 million of unrecognized compensation cost related to unvested restricted share units that will be recorded over the next five years.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The fair value for restricted share units granted in 2005, was estimated at the time the units were granted. Awards that contain a market feature were valued using a Monte Carlo-pricing model applying the following weighted average assumptions:

Assumptions:	2005

Risk-free interest rate	4.69%
Volatility of total annual return	19.0%
Weighted average expected life of the units	5 years
Weighted average fair value of units granted	$18.73

The restricted share units granted to certain executive officers, as discussed in the previous paragraph, were granted in the form of deferred share units, entitling the holders thereof to receive common shares at a future date. Holders of the deferred share units are not entitled to any of the rights of a shareholder with respect to the deferred share units unless and until the common shares relating to the deferred share unit award has been delivered to such holder. However, the holders of the deferred share units are entitled to receive dividend equivalent payments, upon the Company’s payment of a cash dividend on outstanding common shares.

In May 2005, the Company implemented the Deferred Trustees Plan, a component of the Plan, upon the approval of the Company’s board of trustees. Pursuant to the terms of the Deferred Trustees Plan, each non-employee member of the board of trustees may elect to receive all of his annual cash retainers and meeting fees payable for service on the board of trustees or any committee of the board of trustees in the form of either all common shares or all deferred share units.

Pursuant to the terms of the Deferred Trustees Plan, under the equity incentive plan, certain trustees elected to receive their board of trustee fees in 2005 in the form of deferred share units. At December 31, 2005 an aggregate of 3,876 deferred share units were granted to those trustees and were valued at $21.05 per share.

During 2004, there were an aggregate of 20,315 restricted shares granted to our trustees. The restricted shares were granted on October 27, 2004 and were valued at a price of $16.00 per share. The value of the restricted shares was recognized as compensation expense over the vesting or service period during 2004 and 2005.

In 2005 and 2004, the Company recognized compensation expense related to restricted shares and restricted share units issued to employees and trustees of approximately $1.7 million and $2.4 million, respectively and was recorded in general and administrative expense. Included in compensation expense for 2005 is approximately $1.5 million which represents the vested portion of the fair value of the restricted share units granted of 163,677 at a range of $13.82 to $20.62 per restricted share units to certain members of the Company’s management team. The restricted share compensation expense in 2004 represents the fair value of the restricted share units granted of 146,875 at $16.00 per restricted share unit to certain members of the Company’s management team at consummation of the IPO. The 2004 units did not have any vesting or forfeiture requirements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

13.	EARNINGS PER SHARE AND SHAREHOLDER’S EQUITY

The following, is a summary of the elements used in calculating basic and diluted earnings per share:

		For the Period
		October 21, 2004
	Year Ended	through
	December 31,	December 31,
	2005	2004
	(Dollars and shares in thousands,except per share amounts)

Income (loss) from continuing operations	$2,566	$(29,898)
Discontinued operations	211	—

Net income (loss) attributable to common shares	$2,777	$(29,898)

Weighted average common shares outstanding — basic	42,120	37,478
Potentially dilutive common shares(1):
Share options and restricted share units	83	— —

Adjusted weighted average common shares outstanding — diluted	42,203	37,478

Income (loss) from continuing operations per share — basic and diluted	$0.07	$(0.80)
Income (loss) from discontinued operations — basic and diluted	—	—

Net income (loss) per share — basic and diluted	$0.07	$(0.80)

(1)	For the year ended 2005, the potentially dilutive shares of 45,467 were not included in the earnings per share calculation as the shares were based on meeting market conditions that have not occurred as of December 31, 2005. For the period October 21, 2004 through December 31, 2004, the potentially dilutive shares of approximately 66,000 were not included in the earnings per share calculation as their effect is antidilutive.

The operating partnership units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An operating partnership unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis beginning on October 27, 2005. Outstanding minority interest units in the operating partnership were 5,198,855 as of December 31, 2005. There were 57,010,162 common shares outstanding as of December 31, 2005. The outstanding common shares as of December 31, 2005, exclude 223,496 of deferred share units granted to certain members of the Company’s management team (Note 12) which are treated as outstanding basic shares for computational purposes of earnings per share.

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

Share-based compensation cost of approximately $0.5 million and $0.1 million has been recorded for options outstanding for the year ended December 31, 2005 and for the period October 21, 2004 through December 31, 2004, respectively, using the fair value of the options calculated using the Black-Scholes method.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

14.	INCOME TAXES

	December 31,
	2005	2004
	(Dollars in millions)

Income tax provision
Current
U.S. Federal	$—	$0.1
Deferred
U.S. Federal	—	—

Income tax provision	$—	$0.1

Effective income tax rate
Statutory federal income tax rate	34%	34%
State and local income taxes	9%	9%

Effective income tax rate	43%	43%

	December 31,
	2005		2004
	Assets	Liabilities	Assets	Liabilities

Deferred taxes Share based compensation	$1.6	$1.6	$0.9	$0.9
Other	0.1	—	0.1	—

Deferred taxes	$1.7	$1.6	$1.0	$0.9

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded at December 31, 2005 and 2004. The Company had a net deferred tax asset of $0.1 million, which are included in other assets, at December 31, 2005 and 2004. The Company believes it is more likely than not the tax asset will be realized.

15.	PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2005, the Company acquired 146 self-storage facilities for an aggregate purchase price of approximately $547.9 million as described in Note 3. The Company also acquired 46 self-storage facilities in 2004 subsequent to the Company’s IPO for an aggregate purchase price of approximately $221.8 million. Additionally, The Company sold four of the facilities acquired in 2005 for approximately $6.2 million and consolidated four other facilities resulting in a net addition of 138 facilities in 2005.

The unaudited condensed consolidated pro forma financial information set forth below reflect adjustments to the Company’s historical financial data to give effect to the following as if each had occurred on January 1, 2004 which are primarily the acquisitions and related assumed indebtedness completed from the time of the IPO through December 31, 2005.

The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2005 and 2004 based on the assumptions described above:

	2005	2004
	(unaudited)
	(Dollars in thousands, except per share data)

Pro forma total revenues	$180,828	$171,258
Pro forma net income	$6,950	$(18,574)
Pro forma diluted earnings per share	$0.16	$(0.50)

16.  ASSET IMPAIRMENT AND INSURANCE RECOVERY

As a result of hurricanes that occurred during the three months ended September 30, 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS 144”), the Company determined that there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated undiscounted future cash flows did not support the carrying value of the assets. The Company has comprehensive insurance coverage for property damage. Although the Company currently expects it is probable the insurance proceeds will cover the entire loss incurred, the Company is required to record the impairment charge, and to record an offsetting insurance recovery of $2.3 million, of which $0.5 million was received in October 2005. While the Company expects the insurance proceeds will be sufficient to cover the entire replacement cost of the damaged facility, certain deductibles and limitations will apply and no assurances can be made that proceeds will be sufficient to cover the costs of the entire restoration. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged facility, a gain will be recognized in the period when all contingencies related to the insurance claim have been resolved. The related insurance receivable is included in other assets as of December 31, 2005, and the asset impairment charge and insurance recovery are recorded net in the same line item for operating expenses for the year ended December 31, 2005.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND
ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS — (Continued)

17.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of selected quarterly information for the Company and the Predecessor for years ended December 31, 2005 and 2004:

	Consolidated and Combined Quarter Ended
					Year Ended
Year	March 31,	June 30,	September 30,	December 31,(1)(2)	December 31,
	(Dollars in thousands, except per share data)

2005
Revenues	$29,715	$33,784	$41,303	$43,319	$148,121
Income (loss) before minority interests	1,677	2,301	1,860	(3,073)	2,765
Net income (loss)	1,617	2,204	1,665	(2,709)	2,777
Net loss per share — basic and diluted	0.04	0.06	0.04	(0.05)	0.07
2004
Revenues	$20,524	$21,207	$22,281	$27,596	$91,608
Income (loss) before minority interests	3,084	(1,223)	(2,271)	(32,835)	(33,245)
Net income (loss)	3,084	(1,223)	(2,271)	(31,937)	(32,347)
Net loss per share-basic and diluted	—	—	—	(.80)	(.80)

(1)	The quarter ended December 31, 2004 represents consolidated operating results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from October 1, 2004 to October 20, 2004. The operating results for the quarter ended December 31, 2004 are not comparable to future expected operating results of the Company since they include various IPO-related charges.
(2)	The quarter ended December 31, 2005 includes approximately $1.5 million of compensation expense for restricted share units and approximately $2.1 million of bonuses for certain management employees.

18.	SUBSEQUENT EVENTS

The Company completed the following transactions subsequent to December 31, 2005:

•	Acquisition of Nashville, TN Portfolio. In January 2006, the Company acquired two self-storage facilities located in Nashville, Tennessee for consideration of approximately $13.1 million. These facilities total approximately 204,000 rentable square feet and are part of five self-storage facilities located in Tennessee that the Company agreed to acquire pursuant to an agreement entered in December 2005. As described in Note 3, the Company initially acquired three of these facilities, for aggregate consideration of $14.7 million, in December 2005.

•	Acquisition of Dallas, TX Portfolio. In January 2006, the Company acquired two self-storage facilities located in Dallas, Texas for consideration of approximately $11.5 million, consisting of approximately $4.4 million in cash and the assumption of approximately $7.1 million of indebtedness. These facilities total approximately 132,000 rentable square feet and are part of a portfolio of eight self-storage facilities located in Dallas, Texas that the Company agreed to acquire pursuant to an agreement entered into in October 2005. As described in Note 3, the Company initially acquired six of these facilities, for aggregate consideration of $17.9 million in October 2005.

•	Acquisition of U-Stor Self Storage Portfolio. In February 2006, the Company acquired three self-storage facilities located in Colorado for consideration of approximately $10.9 million. These facilities total approximately 173,000 rentable square feet. The Company also has agreed to acquire from this seller an additional self-storage facility, for additional consideration of approximately $3.5 million including the assumption of $2.1 million of indebtedness, during the first half of 2006.

•	Acquisition of Sure Save Portfolio. In February 2006, the Company acquired 24 self-storage facilities from Crownridge Storage Portfolio, LLC and Williams Storage Portfolio III, LLC for consideration of approximately $164.5 million. These facilities total approximately 1.8 million rentable square feet and are located in Arizona, California, Nevada, New Mexico and Texas.

•	Term Loan Agreement. In February 2006 the Company entered into a 60-day, unsecured $30 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bears interest at LIBOR plus 175 basis points. The loan proceeds were used to finance a portion of the acquisition of the Sure Save Portfolio. The loan was paid in full from proceeds obtained upon entering into a new revolving credit facility in February 2006.

•	Revolving Credit Facility. In February 2006 the Company and the operating partnership entered into a new three-year $250.0 million revolving credit facility, replacing the Company’s existing $150.0 million facility. The terms of the new agreement allows the Company to increase the credit limit up to $350.0 million if necessary, at a later date. Under terms of the agreement, the Company is required to satisfy certain financial and operating covenants including leverage ratio and interest coverage ratio. Borrowings under the new facility bear interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 1.15% to 1.60% depending on the Company’s leverage ratio. The revolving credit agreement expires in February 2009 and is unsecured.

•	Acquisition of Texas Portfolio. In March 2006, the Company acquired four self-storage facilities located in Texas, for consideration of approximately $22.5 million. These facilities total approximately 273,000 rentable square feet and are part of a portfolio of 12 self-storage facilities located in Texas that the Company agreed to acquire pursuant to an agreement entered into in July 2005. As described above in Note 3, the Company initially acquired four of these facilities, for aggregate consideration of $15.6 million, in September 2005, and one of these facilities for $5.5 million, in November 2005. The Company expects to acquire the remaining three facilities, for aggregate consideration of approximately $18.2 million, during the first half of 2006. These three facilities total approximately 213,000 rentable square feet.

U-STORE-IT

SCHEDULE III
REAL ESTATE AND RELATED DEPRECIATION
DECEMBER 31, 2005

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Mobile I, AL	(N	)	149	1,429	572	225	1,925	2,150	489	1997
Mobile II, AL	(F	)	226	2,524	749	301	3,198	3,499	1,025	1997
Mobile III, AL	(A	)	167	1,849	240	237	2,019	2,256	447	1998
Chandler, AZ	(N	)	327	1,257	73	327	1,330	1,657	31	2005
Glendale, AZ	(A	)	201	2,265	806	418	2,854	3,272	546	1998
Green Valley, AZ	(H	)	298	1,153	18	298	1,171	1,469	26	2005
Scottsdale, AZ	(A	)	443	4,879	1,521	883	5,960	6,843	1,132	1998
Tempe, AZ	(F	)	749	2,159	18	749	2,177	2,926	57	2005
Tucson I, AZ	(A	)	188	2,078	712	384	2,594	2,978	499	1998
Tucson II, AZ	(A	)	188	2,078	786	391	2,661	3,052	497	1998
Tucson, AZ	(L	)	711	2,736	5	711	2,741	3,452	65	2005
Tucson, AZ	(L	)	532	2,048	44	532	2,092	2,624	48	2005
Tucson, AZ	(L	)	674	2,595	31	674	2,626	3,300	61	2005
Tucson, AZ	(L	)	515	1,980	28	515	2,008	2,523	47	2005
Tucson, AZ	(L	)	440	1,692	37	440	1,729	2,169	40	2005
Tucson, AZ	(L	)	670	2,576	34	670	2,610	3,280	61	2005
Tucson, AZ	(L	)	589	2,265	20	589	2,285	2,874	53	2005
Tucson, AZ	(L	)	724	2,786	23	724	2,809	3,533	65	2005
Tucson, AZ	(L	)	424	1,633	22	424	1,655	2,079	39	2005
Tucson, AZ	(L	)	439	1,689	41	439	1,730	2,169	40	2005
Tucson, AZ	(L	)	671	2,582	40	671	2,622	3,293	61	2005
Tucson, AZ	(L	)	587	2,258	11	587	2,269	2,856	54	2005
Tucson, AZ	1,264		540	2,076	31	540	2,107	2,647	48	2005
Tucson, AZ	1,358		707	2,721	9	707	2,730	3,437	63	2005
Apple Valley I, CA	(D	)	140	1,570	1,386	476	2,620	3,096	470	1997
Apple Valley II, CA	(G	)	160	1,787	1,109	431	2,625	3,056	514	1997
Benicia, CA	(N	)	2,392	7,028	4	2,392	7,032	9,424	34	2005
Bloomington I, CA	(N	)	42	463	365	100	770	870	166	1997
Bloomington II, CA	(N	)	54	604	408	144	922	1,066	175	1997
Citrus Heights, CA	(L	)	1,633	4,793	20	1,633	4,813	6,446	116	2005
Diamond Bar, CA	2,618		2,522	7,404	9	2,524	7,411	9,935	174	2005
Fallbrook, CA	(C	)	133	1,492	1,362	433	2,554	2,987	441	1997
Hemet, CA	(D	)	125	1,396	1,236	417	2,340	2,757	417	1997
Highland, CA	(D	)	215	2,407	1,770	582	3,810	4,392	735	1997
Lancaster, CA	(G	)	390	2,247	813	556	2,894	3,450	512	2001
Murrieta, CA	(N	)	1,883	5,532	3	1,883	5,535	7,418	26	2005
North Highlands, CA	(L	)	868	2,546	9	868	2,555	3,423	61	2005
Ontario, CA	(A	)	292	3,289	1,713	688	4,606	5,294	789	1998
Orangevale, CA	(L	)	1,423	4,175	15	1,423	4,190	5,613	100	2005
Pleasanton, CA	(N	)	2,799	8,222	4	2,799	8,226	11,025	39	2005
Rancho Cordova, CA	(L	)	1,094	3,212	12	1,094	3,224	4,318	77	2005
Redlands, CA	(C	)	196	2,192	1,032	449	2,971	3,420	652	1997
Rialto, CA	(A	)	277	3,098	1,542	672	4,245	4,917	896	1997
Riverside I, CA	(N	)	42	465	489	141	855	996	160	1997

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Riverside II, CA	(N	)	42	423	330	114	681	795	135	1997
Riverside III, CA	(A	)	91	1,035	936	310	1,752	2,062	289	1998
Roseville, CA	(L	)	1,284	3,767	9	1,284	3,776	5,060	90	2005
Sacramento, CA	(L	)	1,152	3,380	27	1,152	3,407	4,559	80	2005
Sacramento, CA	(L	)	790	2,319	10	790	2,329	3,119	57	2005
Sacramento, CA	(L	)	1,406	4,128	16	1,406	4,144	5,550	99	2005
San Bernardino I, CA	(N	)	67	748	798	217	1,396	1,613	244	1997
San Bernardino II, CA	(C	)	152	1,704	1,271	451	2,676	3,127	513	1997
San Bernardino III, CA	(F	)	51	572	1,018	182	1,459	1,641	303	1997
San Bernardino IV, CA	(C	)	152	1,695	1,558	444	2,961	3,405	682	1997
San Bernardino V, CA	(F	)	112	1,251	970	306	2,027	2,333	520	1997
San Bernardino VI, CA	(F	)	98	1,093	822	242	1,771	2,013	470	1997
San Bernardino, CA	(G	)	1,872	5,391	9	1,872	5,400	7,272	277	2005
San Marcos, CA	(I	)	775	2,288	9	776	2,296	3,072	54	2005
Sun City, CA	(A	)	140	1,579	762	324	2,157	2,481	403	1998
Temecula I	(A	)	184	2,038	1,033	435	2,820	3,255	510	1998
Temecula II, CA	(N	)	476	2,697	6	476	2,703	3,179	288	2003
Vista, CA	(N	)	4,629	13,599	3	4,629	13,602	18,231	65	2005
Vista, CA	(D	)	711	4,076	1,972	1,118	5,641	6,759	883	2001
Walnut, CA	(N	)	1,578	4,635	4	1,578	4,639	6,217	22	2005
West Sacramento, CA	(N	)	1,222	3,590	3	1,222	3,593	4,815	17	2005
Westminister, CA	(I	)	1,740	5,142	10	1,740	5,152	6,892	120	2005
Yucaipa, CA	(C	)	198	2,221	1,381	526	3,274	3,800	645	1997
Aurora, CO	(N	)	736	1,637	35	736	1,672	2,408	24	2005
Aurora, CO	(N	)	352	783	8	352	791	1,143	12	2005
Avon, OH	(N	)	1,012	2,252	6	1,012	2,258	3,270	33	2005
Centennial, CO	(L	)	1,268	2,820	14	1,268	2,834	4,102	69	2005
Colorado Springs, CO	(N	)	771	1,717	20	771	1,737	2,508	25	2005
Denver, CO	(N	)	1,105	2,459	8	1,105	2,467	3,572	36	2005
Denver, CO	(L	)	878	1,953	15	878	1,968	2,846	48	2005
Denver, CO	(L	)	1,343	2,986	91	1,343	3,077	4,420	73	2005
Englewood, CO	(N	)	981	2,183	13	981	2,196	3,177	32	2005
Golden, CO	(L	)	1,683	3,744	11	1,683	3,755	5,438	91	2005
Littleton, CO	(N	)	1,121	2,495	7	1,121	2,502	3,623	37	2005
Northglenn, CO	(L	)	862	1,917	41	862	1,958	2,820	48	2005
Bloomfield, CT	(A	)	78	880	2,162	360	2,760	3,120	505	1997
Branford, CT	(A	)	217	2,433	1,072	504	3,218	3,722	819	1995
Bristol, CT	(G	)	1,819	3,161	22	1,821	3,181	5,002	154	2005
East Windsor, CT	(F	)	744	1,294	46	744	1,340	2,084	65	2005
Enfield, CT	(D	)	424	2,424	267	473	2,642	3,115	773	2001
Gales Ferry, CT	(A	)	240	2,697	1,247	489	3,695	4,184	1,052	1995
Manchester, CT	(D	)	540	3,096	212	563	3,285	3,848	807	2002
Manchester, CT	(G	)	996	1,730	18	996	1,748	2,744	84	2005
Milford, CT	(B	)	87	1,050	948	274	1,811	2,085	397	1994
Monroe, CT	(G	)	2,004	3,483	105	2,004	3,588	5,592	170	2005
Mystic, CT	(B	)	136	1,645	1,570	410	2,941	3,351	646	1994
Newington, CT	(G	)	1,059	1,840	11	1,059	1,850	2,909	90	2005
Newington, CT	(G	)	911	1,584	26	911	1,610	2,521	77	2005
Old Saybrook, CT	(G	)	3,092	5,374	160	3,094	5,532	8,626	263	2005

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Old Saybrook, CT	(G	)	1,135	1,973	55	1,137	2,026	3,163	97	2005
South Windsor, CT	(B	)	90	1,127	933	272	1,878	2,150	408	1994
Stamford, CT	(G	)	1,941	3,374	40	1,943	3,412	5,355	163	2005
Boca Raton, FL	(C	)	529	3,054	1,453	813	4,223	5,036	944	2001
Boynton Beach, FL	(G	)	667	3,796	1,491	958	4,996	5,954	1,182	2001
Bradenton, FL	(N	)	1,931	5,561	79	1,931	5,640	7,571	338	2004
Bradenton, FL	(N	)	1,180	3,324	38	1,180	3,362	4,542	203	2004
Cape Coral, FL	(C	)	472	2,769	2,192	830	4,603	5,433	1,040	2000
Dania Beach, FL	(N	)	3,584	10,324	182	3,584	10,506	14,090	630	2004
Dania, FL	(N	)	205	2,068	1,187	481	2,979	3,460	664	1994
Davie, FL	(D	)	1,268	7,183	591	1,373	7,669	9,042	1,551	2001
Deerfield Beach, FL	(F	)	946	2,999	1,770	1,311	4,404	5,715	651	1998
DeLand, FL	(A	)	113	1,258	695	286	1,780	2,066	306	1998
Delray Beach, FL	(F	)	798	4,539	500	883	4,954	5,837	1,358	2001
Fernandina Beach, FL	(A	)	189	2,111	3,207	523	4,984	5,507	1,006	1996
Ft. Lauderdale, FL	(D	)	937	3,646	2,144	1,384	5,343	6,727	836	1999
Ft. Myers, FL	(F	)	303	3,329	252	328	3,556	3,884	1,002	1998
Gulf Breeze, FL	(N	)	2,035	5,863	5	2,035	5,868	7,903	76	2005
Jacksonville, FL	(N	)	1,862	5,362	9	1,862	5,371	7,233	46	2005
Lake Worth, FL	(C	)	183	6,597	4,893	183	11,490	11,673	3,063	1998
Lakeland I, FL	(F	)	81	896	891	256	1,612	1,868	498	1994
Lakeland II, FL	(N	)	49	551	376	103	873	976	244	1996
Leesburg, FL	(A	)	96	1,079	691	214	1,652	1,866	439	1997
Lutz, FL	(N	)	901	2,478	33	901	2,511	3,412	152	2004
Lutz, FL	(N	)	992	2,868	28	992	2,896	3,888	175	2004
Margate I, FL	(F	)	161	1,763	1,334	399	2,859	3,258	659	1994
Margate II, FL	(A	)	132	1,473	1,552	383	2,774	3,157	537	1996
Merrit Island, FL	(F	)	716	2,983	398	796	3,301	4,097	609	2000
Miami I, FL	(D	)	179	1,999	1,509	484	3,203	3,687	803	1995
Miami II, FL	(N	)	188	2,052	588	286	2,542	2,828	697	1994
Miami III, FL	(G	)	253	2,544	1,205	561	3,441	4,002	797	1994
Miami IV, FL	(N	)	193	2,174	1,644	516	3,495	4,011	910	1995
Miami V, FL	(A	)	193	2,165	826	364	2,820	3,184	674	1995
Miami, FL	(N	)	4,577	13,185	4	4,577	13,189	17,766	170	2005
Naples I, FL	(N	)	90	1,010	2,216	270	3,046	3,316	669	1996
Naples II, FL	(G	)	148	1,652	4,083	558	5,325	5,883	979	1997
Naples III, FL	(F	)	139	1,561	3,517	598	4,619	5,217	1,327	1997
Naples IV, FL	(A	)	262	2,980	374	407	3,209	3,616	691	1998
Ocala, FL	(N	)	55	558	463	155	921	1,076	206	1994
Ocoee, FL	(N	)	1,286	3,705	29	1,286	3,735	5,021	129	2005
Orange City, FL	(N	)	1,191	3,209	42	1,191	3,251	4,442	196	2004
Orlando, FL	(A	)	187	2,088	404	240	2,439	2,679	800	1997
Orlando, FL	(F	)	1,030	2,968	32	1,030	3,000	4,030	115	2005
Pembroke Pines, FL	(D	)	337	3,772	2,472	953	5,628	6,581	1,040	1997
Royal Palm Beach, FL	(C	)	205	2,148	2,522	742	4,133	4,875	1,278	1994
Sarasota, FL	(F	)	333	3,656	997	529	4,457	4,986	1,146	1998
St. Augustine, FL	(A	)	135	1,515	2,956	383	4,223	4,606	856	1996
Stuart I, FL	(A	)	154	1,726	1,085	319	2,646	2,965	728	1997
Stuart II, FL	(G	)	324	3,625	2,258	685	5,522	6,207	1,074	1997

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Tampa I, FL	(N	)	124	1,252	359	220	1,515	1,735	402	1994
Tampa II, FL	(N	)	330	1,887	412	330	2,299	2,629	566	2001
Tampa, FL	(G	)	1,589	4,576	9	1,589	4,584	6,173	177	2005
Vero Beach, FL	(N	)	159	1,783	333	259	2,016	2,275	475	1998/1997
West Palm Beach, FL	2,542		719	3,420	1,387	835	4,691	5,526	1,233	2001
West Palm Beach, FL	(N	)	2,129	8,671	96	2,129	8,767	10,896	605	2004
Alpharetta, GA	(C	)	806	4,720	788	967	5,347	6,314	1,458	2001
Decatur, GA	(A	)	616	6,776	(463)	616	6,313	6,929	1,477	1998
Norcross, GA	(D	)	514	2,930	608	632	3,420	4,052	733	2001
Peachtree City, GA	1,859		435	2,532	477	529	2,915	3,444	647	2001
Smyrna, GA	(C	)	750	4,271	56	750	4,327	5,077	1,146	2001
Addison, IL	(E	)	428	3,531	57	428	3,588	4,016	215	2004
Aurora, IL	(N	)	644	3,652	30	644	3,682	4,326	221	2004
Bartlett, IL	(N	)	931	2,493	45	931	2,538	3,469	152	2004
Bartlett, IL	(G	)	1,126	2,197	53	1,126	2,250	3,376	135	2004
Bellwood, IL	(G	)	1,012	5,768	484	1,012	6,252	7,264	1,532	2001
Des Plaines, IL	(E	)	1,564	4,327	28	1,564	4,355	5,919	263	2004
Elk Grove Village, IL	(E	)	1,446	3,535	143	1,446	3,678	5,124	220	2004
Glenview, IL	(E	)	3,740	10,367	33	3,740	10,400	14,140	624	2004
Gurnee, IL	(E	)	1,521	5,440	128	1,521	5,568	7,089	329	2004
Harvey, IL	(E	)	869	3,635	40	869	3,675	4,544	221	2004
Joliet, IL	(E	)	547	4,704	39	547	4,743	5,290	286	2004
Lake Zurich, IL	(E	)	2,102	2,187	40	2,102	2,227	4,329	134	2004
Lombard, IL	(E	)	1,305	3,938	189	1,305	4,127	5,432	240	2004
Mount Prospect, IL	(E	)	1,701	3,114	52	1,701	3,166	4,867	190	2004
Mundelein, IL	(E	)	1,498	2,782	59	1,498	2,841	4,339	170	2004
North Chicago, IL	(E	)	1,073	3,006	55	1,073	3,061	4,134	184	2004
Plainfield, IL	(N	)	1,770	1,715	46	1,770	1,761	3,531	108	2004
Plainfield, IL	(N	)	694	2,000	50	694	2,050	2,744	63	2005
Schaumburg, IL	(N	)	538	645	69	538	714	1,252	43	2004
Streamwood, IL	(F	)	1,447	1,662	80	1,447	1,742	3,189	105	2004
Warrenville, IL	(F	)	1,066	3,072	25	1,066	3,097	4,163	93	2005
Waukegan, IL	(E	)	1,198	4,363	56	1,198	4,419	5,617	266	2004
West Chicago, IL	(G	)	1,071	2,249	74	1,071	2,323	3,394	138	2004
Westmont, IL	(E	)	1,155	3,873	32	1,155	3,905	5,060	235	2004
Wheeling, IL	(F	)	857	3,213	111	857	3,324	4,181	196	2004
Wheeling, IL	(E	)	793	3,816	167	793	3,983	4,776	232	2004
Woodridge, IL	(E	)	943	3,397	39	943	3,436	4,379	207	2004
Indianapolis, IN	(N	)	641	3,154	49	641	3,203	3,844	192	2004
Indianapolis, IN	(F	)	406	3,496	74	406	3,570	3,976	213	2004
Indianapolis, IN	(E	)	1,871	1,230	51	1,871	1,281	3,152	77	2004
Indianapolis, IN	(E	)	669	2,434	59	669	2,493	3,162	152	2004
Indianapolis, IN	(E	)	1,229	2,834	33	1,229	2,867	4,096	172	2004
Indianapolis, IN	(E	)	2,138	3,633	51	2,138	3,684	5,822	221	2004
Indianapolis, IN	(E	)	908	4,755	183	908	4,938	5,846	290	2004
Indianapolis, IN	(E	)	887	3,548	76	887	3,624	4,511	215	2004
Indianapolis, IN	(E	)	1,133	4,103	80	1,133	4,183	5,316	249	2004
Baton Rouge I, LA	(N	)	112	1,248	479	208	1,631	1,839	376	1997
Baton Rouge II, LA	(F	)	118	1,181	1,072	267	2,104	2,371	574	1997

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Baton Rouge III, LA	(N	)	133	1,487	568	271	1,917	2,188	429	1997
Baton Rouge IV, LA	(A	)	32	377	115	64	460	524	100	1998
Prairieville, LA	(A	)	90	1,004	128	90	1,132	1,222	272	1998
Slidell, LA	(D	)	188	3,175	1,543	802	4,104	4,906	811	2001
Boston, MA	(C	)	1,516	8,628	127	1,516	8,755	10,271	1,902	2002
Leominster, MA	(D	)	90	1,519	2,266	338	3,537	3,875	698	1998
Baltimore, MD	(G	)	1,050	5,997	799	1,173	6,673	7,846	1,577	2001
California, MD	(N	)	1,486	4,280	40	1,486	4,320	5,806	259	2004
Gaithersburg, MD	6,421		3,124	9,000	15	3,124	9,015	12,139	465	2005
Laurel, MD	(C	)	1,409	8,035	3,070	1,929	10,585	12,514	2,068	2001
Temple Hills, MD	(D	)	1,541	8,788	1,897	1,800	10,426	12,226	2,121	2001
Grand Rapids, MI	(F	)	185	1,821	1,174	325	2,855	3,180	874	1996
Portage, MI	(N	)	104	1,160	725	237	1,752	1,989	497	1996
Romulus, MI	(F	)	308	1,743	529	418	2,162	2,580	383	1997
Wyoming, MI	(F	)	191	2,135	924	354	2,896	3,250	887	1996
Biloxi, MS	(N	)	148	1,652	588	279	2,109	2,388	444	1997
Gautier, MS	(N	)	93	1,040	2	93	1,042	1,135	290	1997
Gulfport I, MS	(N	)	128	1,438	513	156	1,923	2,079	514	1997
Gulfport II, MS	(N	)	117	1,306	448	179	1,692	1,871	408	1997
Gulfport III, MS	(G	)	172	1,928	743	338	2,505	2,843	537	1997
Waveland, MS	(A	)	215	2,481	(2,131)	392	173	565	49	1998
Belmont, NC	(N	)	385	2,196	436	451	2,566	3,017	649	2001
Burlington I, NC	(F	)	498	2,837	95	498	2,932	3,430	820	2001
Burlington II, NC	(N	)	320	1,829	163	340	1,972	2,312	478	2001
Cary, NC	(F	)	543	3,097	133	543	3,230	3,773	611	2001
Charlotte, NC	(C	)	782	4,429	1,297	1,068	5,440	6,508	909	1999
Fayetteville I, NC	(N	)	156	1,747	692	301	2,294	2,595	561	1997
Fayetteville II, NC	(C	)	213	2,301	634	399	2,749	3,148	582	1997
Raleigh, NC	(A	)	209	2,398	176	296	2,487	2,783	521	1998
Brick, NJ	(B	)	234	2,762	1,120	485	3,631	4,116	899	1994
Clifton, NJ	(F	)	4,346	12,520	19	4,346	12,539	16,885	323	2005
Cranford, NJ	(B	)	290	3,493	1,937	779	4,941	5,720	1,093	1994
East Hanover, NJ	(B	)	504	5,763	3,301	1,315	8,253	9,568	1,834	1994
Elizabeth, NJ	(N	)	751	2,164	47	751	2,211	2,962	47	2005
Fairview, NJ	(N	)	246	2,759	148	246	2,907	3,153	744	1997
Hoboken, NJ	(N	)	1,370	3,947	146	1,370	4,093	5,463	85	2005
Jersey City, NJ	(B	)	397	4,507	2,381	1,010	6,275	7,285	1,410	1994
Linden I, NJ	(B	)	517	6,008	2,845	1,170	8,200	9,370	1,378	1994
Linden II, NJ	(B	)	—	2	854	189	667	856	32	1994
Morris Township, NJ	(D	)	500	5,602	2,321	1,072	7,351	8,423	1,552	1997
Parsippany, NJ	(A	)	475	5,322	1,841	909	6,729	7,638	1,465	1997
Randolph, NJ	(D	)	855	4,872	1,180	1,108	5,799	6,907	1,272	2002
Sewell, NJ	(C	)	484	2,766	1,074	707	3,617	4,324	898	2001
Albuquerque, NM	(L	)	1,039	3,395	65	1,039	3,460	4,499	85	2005
Albuquerque, NM	(L	)	1,163	3,801	59	1,163	3,860	5,023	95	2005
Albuquerque, NM	(L	)	664	2,171	57	664	2,228	2,892	55	2005
Albuquerque, NM	1,020		519	1,697	57	519	1,754	2,273	42	2005
Carlsbad, NM	(H	)	490	1,613	17	490	1,630	2,120	38	2005
Deming, NM	(H	)	338	1,114	13	338	1,127	1,465	27	2005

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Las Cruces, NM	(H	)	611	2,012	29	611	2,041	2,652	48	2005
Lovington, NM	(H	)	168	554	17	168	571	739	14	2005
Silver City, NM	(H	)	153	504	14	153	518	671	12	2005
Truth or Consequences, NM	(H	)	10	34	21	10	55	65	1	2005
Endicott, NY	(N	)	779	838	14	779	852	1,631	39	2005
Jamaica, NY	(D	)	2,043	11,658	262	2,043	11,920	13,963	2,923	2001
New Rochelle, NY	(F	)	1,673	4,827	27	1,674	4,853	6,527	167	2005
North Babylon, NY	(C	)	225	2,514	3,818	569	5,988	6,557	1,329	1998
Riverhead, NY	(N	)	1,068	1,149	44	1,068	1,193	2,261	54	2005
Southold, NY	(N	)	2,079	2,238	36	2,079	2,274	4,353	104	2005
Boardman, OH	(C	)	64	745	2,068	287	2,590	2,877	1,092	1980
Brecksville, OH	(A	)	228	2,545	920	442	3,251	3,693	656	1998
Canton, OH	(N	)	138	679	55	137	735	872	31	2005
Canton, OH	(N	)	122	595	26	120	623	743	25	2005
Centerville, OH	(E	)	471	3,705	51	471	3,756	4,227	225	2004
Centerville, OH	(G	)	332	1,757	34	332	1,791	2,123	107	2004
Cleveland, OH	(N	)	525	2,592	83	524	2,676	3,200	107	2005
Cleveland, OH	(N	)	290	1,427	113	289	1,541	1,830	63	2005
Dayton, OH	(N	)	441	2,176	75	440	2,252	2,692	91	2005
Dayton, OH	(G	)	323	2,070	36	323	2,106	2,429	126	2004
Euclid I, OH	(A	)	200	1,053	1,843	317	2,779	3,096	1,193	1988
Euclid II, OH	(A	)	359	—	1,544	461	1,442	1,903	250	1988
Hudson, OH	(A	)	195	2,198	383	274	2,502	2,776	546	1998
Lakewood, OH	(N	)	405	854	373	405	1,227	1,632	588	1989
Louisville, OH	(N	)	257	1,260	38	255	1,300	1,555	53	2005
Marblehead, OH	(N	)	374	1,843	65	373	1,909	2,282	75	2005
Mason, OH	(A	)	127	1,419	17	149	1,414	1,563	347	1998
Mentor, OH	(N	)	206	1,011	43	204	1,056	1,260	43	2005
Miamisburg, OH	(E	)	375	2,410	59	375	2,469	2,844	148	2004
Middleburg Heights, OH	(A	)	63	704	1,600	332	2,035	2,367	432	1980
North Canton I, OH	(N	)	209	846	460	304	1,211	1,515	665	1979
North Canton II, OH	(N	)	70	1,226	(45)	239	1,012	1,251	151	1983
North Olmsted I, OH	(A	)	63	704	1,089	214	1,642	1,856	390	1979
North Olmsted II, OH	(C	)	290	1,129	987	469	1,937	2,406	730	1988
North Randall, OH	(C	)	515	2,323	2,744	899	4,683	5,582	876	1998
Perry, OH	(N	)	290	1,427	60	288	1,489	1,777	60	2005
Warrensville Heights, OH	(B	)	525	766	2,783	935	3,139	4,074	515	1980
Westlake, OH	(N	)	509	2,508	80	508	2,589	3,097	105	2005
Willoughby, OH	(N	)	239	1,178	70	238	1,249	1,487	51	2005
Youngstown, OH	(F	)	67	—	1,596	204	1,459	1,663	733	1977
Levittown, PA	(C	)	926	5,296	757	926	6,053	6,979	1,384	2001
Philadelphia, PA	(D	)	1,461	8,334	460	1,461	8,794	10,255	2,753	2001
Hilton Head I, SC	(A	)	129	1,446	6,482	798	7,259	8,057	1,628	1997
Hilton Head II, SC	(A	)	150	1,767	977	320	2,574	2,894	707	1997
Summerville, SC	(A	)	143	1,643	513	313	1,986	2,299	402	1998
Alcoa, TN	(M	)	254	2,113	23	255	2,135	2,390	49	2005
Antioch, TN	(N	)	588	4,906	—	588	4,906	5,494	—	2005

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Cordova, TN	(I	)	296	2,482	81	296	2,563	2,859	56	2005
Knoxville I, TN	(N	)	99	1,113	72	102	1,182	1,284	299	1997
Knoxville II, TN	(N	)	117	1,308	131	129	1,427	1,556	343	1997
Knoxville III, TN	(A	)	182	2,053	524	331	2,428	2,759	491	1998
Knoxville IV, TN	(A	)	158	1,771	565	310	2,184	2,494	408	1998
Knoxville V, TN	(A	)	134	1,493	320	235	1,712	1,947	360	1998
Knoxville, TN	(M	)	439	3,653	31	440	3,683	4,123	84	2005
Knoxville, TN	(M	)	312	2,594	23	311	2,618	2,929	60	2005
Knoxville, TN	(M	)	585	4,869	47	584	4,917	5,501	112	2005
Memphis I, TN	(G	)	677	3,880	967	677	4,847	5,524	1,089	2001
Memphis II, TN	(N	)	395	2,276	85	395	2,361	2,756	605	2001
Memphis, TN	(I	)	212	1,779	55	212	1,834	2,046	42	2005
Memphis, TN	(I	)	160	1,342	46	160	1,388	1,548	32	2005
Memphis, TN	(I	)	209	1,753	31	209	1,784	1,993	42	2005
Nashville, TN	(N	)	405	3,379	—	405	3,379	3,784	—	2005
Nashville, TN	(N	)	593	4,950	—	593	4,950	5,543	—	2005
Austin, TX	(N	)	2,239	2,038	5	2,239	2,042	4,281	28	2005
Baytown, TX	(K	)	946	863	17	947	879	1,826	24	2005
Bryan, TX	(K	)	1,394	1,268	29	1,395	1,296	2,691	35	2005
College Station, TX	(J	)	812	740	19	812	759	1,571	17	2005
Dallas, TX	(N	)	2,475	2,253	5	2,475	2,258	4,733	32	2005
El Paso, TX	(L	)	1,983	1,805	66	1,983	1,871	3,854	42	2005
El Paso, TX	(L	)	1,319	1,201	28	1,319	1,229	2,548	28	2005
El Paso, TX	(L	)	2,408	2,192	24	2,408	2,216	4,624	50	2005
El Paso, TX	(L	)	2,073	1,888	43	2,073	1,931	4,004	43	2005
El Paso, TX	(H	)	1,758	1,617	4	1,758	1,621	3,379	36	2005
El Paso, TX	(H	)	660	607	11	660	618	1,278	14	2005
El Paso, TX	(H	)	563	517	18	563	535	1,098	12	2005
Fort Worth, TX	(N	)	1,253	1,141	5	1,253	1,146	2,399	16	2005
Frisco, TX	(F	)	1,093	3,148	20	1,093	3,167	4,260	109	2005
Frisco, TX	3,618		1,564	4,507	24	1,564	4,531	6,095	155	2005
Greenville, TX	(N	)	1,848	1,682	4	1,848	1,686	3,534	23	2005
Greenville, TX	(N	)	1,337	1,217	9	1,337	1,226	2,563	17	2005
Houston, TX	(K	)	1,420	1,296	26	1,421	1,321	2,742	35	2005
Houston, TX	(K	)	1,510	1,377	32	1,511	1,408	2,919	38	2005
Houston, TX	580		575	524	27	575	551	1,126	12	2005
Houston, TX	(J	)	960	875	19	961	893	1,854	20	2005
La Porte, TX	(K	)	842	761	21	843	781	1,624	21	2005
McKinney, TX	1,437		1,632	1,486	6	1,632	1,492	3,124	14	2005
North Richland Hills, TX	(N	)	2,252	2,049	5	2,252	2,054	4,306	28	2005
Roanoke, TX	(N	)	1,337	1,217	13	1,337	1,230	2,567	17	2005
San Antonio, TX	(N	)	2,895	2,635	4	2,895	2,639	5,534	24	2005
Sherman, TX	1,671		1,904	1,733	8	1,904	1,741	3,645	16	2005
Sherman, TX	2,000		1,337	1,217	—	1,337	1,217	2,554	11	2005
Murray, UT	(L	)	3,847	1,017	20	3,847	1,037	4,884	25	2005
Murray, UT	(L	)	1,182	312	13	1,182	325	1,507	8	2005
Murray, UT	(L	)	965	255	7	965	262	1,227	6	2005
Salt Lake City, UT	(L	)	2,695	712	30	2,695	742	3,437	19	2005

				Initial Cost		Gross Carrying Amount
				Building	Costs	at December 31, 2005
				and	Subsequent		Building and		Accumulated	Year
	Encum-			Improve-	to		Improve-		Depreciation	Acquired/
Description	brances		Land	ments	Acquisition	Land	ments	Total	(O)	Developed
	(Dollars in thousands)

Salt Lake City, UT	(L	)	2,074	548	19	2,074	567	2,641	14	2005
Fredericksburg, VA	(N	)	1,680	4,840	2	1,680	4,842	6,522	—	2005
Fredericksburg, VA	(N	)	1,757	5,062	3	1,757	5,065	6,822	—	2005
Milwaukee, WI	(E	)	375	4,333	62	375	4,395	4,770	262	2004
Corporate Office, OH			—	—	3,359	—	3,359	3,359	1,182	1977
Construction in Progress	—				1,383	—	1,383	1,383	—

			270,776	932,709	183,301	301,188	1,085,598	1,386,786	140,491

(A)	This facility is part of the 41 storage facilities pool which secures the $70,000 loan from Lehman Capital.

(B)	This facility is part of the 10 storage facilities pool which secures the $42,000 loan from Lehman Brothers Bank.

(C)	This facility is part of the 21 storage facilities pool which secures the $90,000 loan from Lehman Brothers Bank.

(D)	This facility is part of the 18 storage facilities pool which secures the $90,000 loan from Lehman Brothers Bank.

(E)	This facility is part of the 26 storage facilities pool which secures the $90,000 loan from Lehman Brothers Bank.

(F)	This facility is part of the 29 storage facilities pool which secures the $80,000 loan from LaSalle Bank.

(G)	This facility is part of the 24 storage facilities pool which secures the $80,000 loan from Lehman Brothers Bank.

(H)	This facility is part of the 10 storage facilities pool which secures the $8,437 loan from LaSalle Bank.

(I)	This facility is part of the 6 storage facilities pool which secures the $10,464 loan from LaSalle Bank.

(J)	This facility is part of the 2 storage facilities pool which secures the $1,759 loan from Wells Fargo and GMAS.

(K)	This facility is part of the 5 storage facilities pool which secures the $4,555 loan from LaSalle Bank and Deutsche Bank.

(L)	This facility is part of the 37 storage facilities pool which secures the $72,458 loan from AEGON USA Realty Advisors.

(M)	This facility is part of the 4 storage facilities pool which secures the $8,506 loan from LaSalle Bank and Morgan Bank.

(N)	This facility participates in the $150.0 million revolving line of credit from Lehman Brothers, Inc. and Wachovia Capital Markets, LLC.

(O)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 40 years.

Activity in real estate facilities during 2005, 2004 and 2003 was as follows:

	2005	2004	2003
	(Dollars in thousands)

Storage facilities
Balance at beginning of year	851,628	495,181	492,067
Acquisitions & improvements	564,305	228,500	8,808
Dispositions and other	(30,530)	(725)	(5,694)
Construction in progress	1,383	—	—
Step up adjustment	—	128,672	—

Balance at end of year	1,386,786	851,628	495,181

Accumulated Depreciation
Balance at beginning of year	122,473	99,582	80,835
Depreciation expense	39,949	22,328	19,494
Dispositions and other	(21,931)	563	(747)

Balance at end of year	140,491	122,473	99,582

Net Storage facility assets	1,246,295	729,155	395,599

The unaudited aggregate costs of storage facility assets for U.S. federal income tax purposes as of December 31, 2005 is approximately $1,242 million.