Form 10-Q
period 2006-03-31
U-Store-It Trust
filed 2006-05-05
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one).
Large accelerated filer      ☐                          Accelerated filer ☑                      Non-accelerated filer       ☐
Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.) Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 28, 2006

common stock, $.01 par value	57,175,267

U-STORE-IT TRUST
Note the financial statements covered in this report contain the results of operations and financial condition of U-Store-It Trust (“we”, “us”, “our” or the “Company”) for the three months ended March 31, 2006 and 2005.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by the Company, contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:
•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate;

•	the execution of our business plan;

•	financing risks;

•	increases in interest rates and operating costs;

•	our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•	acquisition and development risks;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Quarterly Report on Form 10-Q and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.
We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required in securities laws.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Storage facilities—net	$1,459,183	$1,246,295
Cash and cash equivalents	19,789	201,098
Restricted cash	13,982	14,672
Loan procurement costs—net of amortization	9,714	10,437
Other assets	8,983	8,631
Other assets due from related parties	678	355

TOTAL ASSETS	$1,512,329	$1,481,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Revolving credit facility	$46,000	$—
Loans payable	673,828	669,282
Accounts payable and accrued expenses	16,206	18,854
Accounts payable and accrued expenses due to related party	83	74
Distributions payable	16,652	16,624
Rents received in advance	9,981	8,857
Security deposits	683	685

Total Liabilities	763,433	714,376
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST	62,295	64,108
SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 57,175,267 and 57,010,162 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	572	570
Additional paid in capital	797,103	795,244
Accumulated deficit	(109,492)	(91,253)
Unearned share grant compensation	(1,582)	(1,557)

Total shareholders’ equity	686,601	703,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,512,329	$1,481,488

See accompanying notes to the condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Rental income	$45,027	$27,597
Other property related income	3,101	2,118

Total revenues	48,128	29,715
OPERATING EXPENSES:
Property operating expenses	18,860	10,785
Property operating expense — related party	20	11
Depreciation	14,672	8,021
General and administrative	5,389	2,893
General and administrative — related party	177	132

Total operating expenses	39,118	21,842
OPERATING INCOME	9,010	7,873
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(10,000)	(5,807)
Loan procurement amortization expense	(395)	(373)
Write-off of loan procurement cost due to early extinguishment of debt	(1,273)	—
Interest income	884	34
Other	42	(50)

Total other expense	(10,742)	(6,196)

INCOME (LOSS) BEFORE MINORITY INTEREST	(1,732)	1,677
MINORITY INTEREST	145	(60)

NET INCOME (LOSS)	$(1,587)	$1,617

Basic earnings per share	$(0.03)	$0.04
Diluted earnings per share	$(0.03)	$0.04

Weighted-average basic shares outstanding	57,257	37,478

Weighted-average diluted shares outstanding	57,257	37,483

Distributions declared per common share	$0.29	$0.28

See accompanying notes to the condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,587)	$1,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,067	8,394
Equity compensation expense	210	215
Accretion of fair market value of debt	(213)	—
Early extinguishment of debt	1,273	—
Minority interest in net income of subsidiaries	(145)	60
Changes in other operating accounts:
Other assets	(1,947)	(177)
Accounts payable and accrued expenses	(2,635)	(1,094)
Other liabilities	67	204

Net cash provided by operating activities	10,090	9,219
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, additions and improvements to storage facilities	(219,859)	(44,244)
Acquisitions, additions and improvements to storage facilities — related party	(26)	(10,722)
Net proceeds from sales of assets	20	—
Insurance settlements	1,712	—
(Increase) decrease in restricted cash	690	(1,120)

Net cash used in investing activities	(217,463)	(56,086)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Revolving credit facility	46,000	35,000
Short term financing	30,000	—
Principal payments on:
Loans payable	(2,313)	(517)
Short term financing	(30,000)	—
Capital lease obligations	(12)	(42)
Shareholder distributions	(16,624)	(7,532)
Minority interest distributions	(1,507)	(267)
Loan procurement costs	(945)	(9)
Proceeds from exercise of stock options	1,465	—

Net cash provided by financing activities	26,064	26,633

NET DECREASE IN CASH	(181,309)	(20,234)
CASH—Beginning of period	201,098	28,485

CASH—End of period	$19,789	$8,251

Supplemental disclosure of non-cash activities:
Storage facilities acquired through the issuance of limited partnership units in the operating partnership	$—	$8,472

Storage facilities acquired through the assumption of a mortgage loan	$7,072	$6,421

Other assets and liabilities (net) acquired as part of storage facility acquisitions	$447	$138

See accompanying notes to the condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
          U-Store-It Trust (“we” or the “Company”) was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (the “Amsdell Entities” or the “Predecessor”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares. In October 2005, the Company completed a follow on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares. The Company owns approximately 92% of the aggregate partnership interests in U-Store-It, L.P. (the “Operating Partnership”) at March 31, 2006. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a real estate investment trust (“REIT”), for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the operating partnership and its subsidiaries. Through the operating partnership, the Company owns and manages 374 and 339 storage facilities as of March 31, 2006 and December 31, 2005, respectively.
2. SIGNIFICANT ACCOUNTING POLICIES
          Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 001-32324), as certain footnote disclosure normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

3. STORAGE FACILITIES
     The following summarizes the real estate assets of the Company as of:

	March 31,	December 31,
Description	2006	2005
	(Dollars in thousands)
	(unaudited)
Land	$365,969	$301,188
Buildings and improvements	1,094,532	958,759
Equipment	153,276	125,456
Construction in progress	557	1,383

Total	1,614,334	1,386,786
Less accumulated depreciation	(155,151)	(140,491)

Storage facilities—net	$1,459,183	$1,246,295

          The following table summarizes the acquisitions the Company completed during the three months ended March 31, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price
		(In thousands)		(Dollars in millions)
Balance — Beginning of year		20,828	339
Nashville, TN — Portfolio	January 17	204	2	$13.2
Dallas, TX — Portfolio (1)	January 26	132	2	11.6
U-Stor — Portfolio	February 2	173	3	10.9
Sure Save — Portfolio	February 7	1,759	24	165.1
Texas — Portfolio	March 1	273	4	22.6
Waveland, MS (2)		14	—	—

Balance — End of quarter		23,383	374	$223.4

          The purchase prices are preliminary and will be finalized during 2006. The above acquisitions are included in the Company’s results of operations from and after the date of acquisition.

(1)	The purchase price included the assumption of approximately $7.1 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was less than $0.1 million.

(2)	The Company added approximately 14,000 net rentable square feet at its existing Waveland, Mississippi facility during the first quarter of 2006.
4. REVOLVING CREDIT FACILITY
     In February 2006, the Company and the operating partnership entered into a new three-year $250.0 million revolving credit facility, replacing the Company’s existing $150.0 million facility, which had no outstanding balance as of December 31, 2005. The revolving credit agreement is scheduled to terminate in February 2009 with a one-year extension option. As of March 31, 2006, the outstanding balance on the facility was $46.0 million. The terms of the new agreement allow the Company to increase the credit limit up to $350.0 million if necessary, at a later date. Under the terms of the agreement, the Company is required to satisfy certain financial coverage ratios and operating covenants, including a maximum leverage ratio and interest coverage ratio, all of which the Company was in compliance with as of March 31, 2006. Borrowings under the new facility bear interest, at the Company’s option, at either an alternative base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.15% to 0.60% depending on the Company’s leverage ratio. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 1.15% to 1.60% based on the Company’s leverage ratio. The facility’s interest rate was 6.1% at March 31, 2006. The credit facility requires a commitment fee based on the unused portion of the credit facility, which was 0.25% at March 31, 2006. The credit facility is unsecured; however, it requires that the Company maintain a minimum “borrowing base” of properties. As of March 31, 2006 the Company had availability of approximately $204.0 million under this revolving credit facility.

5. LOANS AND NOTES PAYABLE
     In January 2006, YSI X LLC (“YSI X”), an indirect subsidiary of the Company, assumed a $4.4 million fixed rate mortgage loan, in connection with the acquisition of a Dallas, Texas self-storage facility, with GEMSA Loan Services, LP as the lender, which requires monthly debt service payments until January 2015. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 5.47% and matures in January 2015. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to a fair market value of approximately $4.3 million at an effective interest rate of 5.87%. This mortgage loan requires YSI X to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     In January 2006, YSI XI LLC (“YSI XI”), an indirect subsidiary of the Company, assumed a $2.7 million fixed rate mortgage loan, in connection with the acquisition of a Dallas, Texas self-storage facility, with GEMSA Loan Services, LP as the lender, which requires monthly debt service payments until January 2014. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 6.29% and matures in January 2014. Since the debt was assumed at above market rates, the assumed debt was adjusted as part of the purchase price allocation to a fair value of approximately $2.8 million at an effective interest rate of 5.87%. This mortgage loan requires YSI XI to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     The Company’s mortgage loans and notes are summarized as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
	(unaudited)
8.16% loans due November 2006	$64,773	$65,090
7.13% loans due December 2006	38,928	39,132
5.085% loans due November 2009	89,477	89,870
5.19% loans due May 2010	89,486	89,872
5.325% loans due January 2011	89,497	89,875
5.13% loans due August 2012	80,000	80,000
4.96% loans due September 2012	80,000	80,000
5.97% loans due November 2015	72,034	72,352
Other fixed rate mortgage loans payable with maturity dates ranging from 2007 through 2015 at stated interest rates ranging from 5.47% to 8.96% and effective interest rates ranging from 5.00% to 5.97%, reflecting 19 mortgage loans at March 31, 2006 and 17 mortgage loans at December 31, 2005	66,400	59,588
Other notes	155	162

	670,750	665,941

Fair value adjustment on loans and notes, net	3,078	3,341

Total	$673,828	$669,282

     As of March 31, 2006 and December 31, 2005, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $915 million and $910 million, respectively.
     The following table represents the future principal payment requirements on the outstanding mortgage loans at March 31, 2006:

Year	March 31, 2006
(Dollars in thousands)
2006	$109,231
2007	12,822
2008	16,687
2009	94,010
2010	112,047
2011 and thereafter	325,953

$670,750

6. MINORITY INTERESTS
     Minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at March 31, 2006 and December 31, 2005, amounted to approximately 8%.
     In conjunction with the formation of the Company, certain former owners contributed properties to the operating partnership and received units in the operating partnership concurrently with the closing of the IPO. Limited partners who acquired units in the various formation transactions have the right, that began on October 27, 2005, to require the operating partnership to redeem part or all of their operating partnership units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the operating partnership units would have been redeemed if the Company had assumed and satisfied the operating partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the operating partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises in 2005, entities owned by the Company’s Chief Executive Officer and one of its trustees received an aggregate of 1,524,358 operating partnership units as of March 31, 2006 for six properties with a net historical basis of $7.3 million.
     In conjunction with the July 2005 acquisition of 71 self storage facilities from National Self Storage and the Schomac Group, Inc., the Company paid approximately $214.5 million which included $69.7 million in cash, assumed $83.0 million of indebtedness and issued 3,674,497 operating partnership units valued at $61.8 million.
7. RELATED PARTY TRANSACTIONS
     Acquisition of Facilities
     In connection with the IPO, the Company entered into an option agreement with Rising Tide Development, a company owned and controlled by Robert J. Amsdell, the Company’s Chairman, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of March 31, 2006, of 13 facilities owned by Rising Tide Development, two facilities which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. None of the remaining self-storage facilities that the Company has the option to purchase met the occupancy requirement as of March 31, 2006.
     Management Services
     Effective October 27, 2004, YSI Management LLC, one of our wholly owned subsidiaries, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million for the three months ended March 31, 2006 and 2005. Accounts receivable from Rising Tide Development at March 31, 2006 and December 31, 2005 was approximately $0.7 million and $0.4 million, respectively, and is included in other assets. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms. Additionally, U-Store-It Mini Warehouse Co., another of the Company’s wholly owned subsidiaries, entered into a marketing and ancillary services contract with Rising Tide Development to provide marketing and various additional services to the option facilities. In return for these services, U-Store-It Mini Warehouse Co. retains all the profits from these services. Fees earned from this management contract were approximately $0.1 million for the three months ended March 31, 2006 and 2005.
     In 2004, our predecessor engaged Amsdell Construction, a company owned 50% by Robert J. Amsdell and 50% by Barry L. Amsdell, to rebuild a South Carolina facility destroyed by fire in 2004 and to complete a build out under one of our office leases. The total payments incurred by the Company to Amsdell Construction for the three months ended March 31, 2006 and 2005 was approximately $0.0 million and $0.2 million, respectively.

     Corporate Office Leases
     The Company and its operating partnership has entered into a number of leases with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell, for office space of approximately 35,000 square feet at office buildings in Cleveland, Ohio. These leases range in term from month-to-month to long-term leases expiring in December 2014 with various extension options at the then prevailing market rates. The Company’s disinterested trustees approved the terms of, and entry into, these leases by the operating partnership.
     The total amount of lease payments incurred under the six office leases for the three months ended March 31, 2006 and 2005 was approximately $0.1 million.
     Total future minimum rental payments under the related party lease agreements entered into as of March 31, 2006 are as follows:

Related Party
Amount
(Dollars in thousands)
2006	$380
2007	474
2008	468
2009	453
2010	453
2011 and thereafter	1,949

Total	$4,177

     The Company bills Amsdell and Amsdell for the cost of certain services. As of March 31, 2006 and December 31, 2005, the Company recorded a receivable of $6,694 and $10,172, respectively.
     Aircraft Lease
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
     Under the Aircraft Lease with Aqua Sun, the operating partnership may lease for corporate use from time to time an airplane owned by Aqua Sun. Under the terms of the Aircraft Lease, the operating partnership may lease use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the operating partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, has a one-year term and is automatically renewed for additional one-year periods unless terminated by either party. Either party may terminate the agreement with or without cause upon 60 days’ prior notice to the other party. The total amount incurred for such aircraft charters described above by the Company for the three months ended March 31, 2006 and 2005 was approximately $0.1 million in each period.
     Other
     The Company engages Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three months ended March 31, 2006 and 2005 was approximately $11,000 and $13,000, respectively.
     The Company engages Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The total payments incurred by the Company to Deborah Dunlevy Designs for the three months ended March 31, 2006 and 2005 was approximately $0 and $30,000, respectively.

     Registration Rights
     Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the “Amsdell Entities” that acquired common shares or operating partnership units in the formation transactions which took place at the time of the IPO received certain registration rights. An aggregate of approximately 9.7 million common shares acquired in the formation transactions are subject to a registration rights agreement (including approximately 1.1 million shares issuable upon redemption of approximately 1.1 million operating partnership units issued in the formation transactions). Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the Amsdell Entities are entitled to require the Company to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.
     In addition, Rising Tide Development received registration rights with respect to the operating partnership units it received in connection with the Company’s acquisition of three option facilities. Rising Tide Development is entitled to require the Company to register approximately 0.4 million common shares (which shares are issuable upon redemption of approximately 0.4 million operating partnership units issued in connection with the Company’s option exercises) for public sale subject to certain exceptions, limitations and conditions precedent.
8. PRO FORMA FINANCIAL INFORMATION
     During the three months ended March 31, 2006, the Company acquired 35 self-storage facilities for an aggregate purchase price of approximately $223.4 million as described in Note 3. The unaudited condensed consolidated pro forma financial information set forth below reflect adjustments to the Company’s historical financial data to give effect as if the acquisitions and related assumed indebtedness each had occurred on January 1, 2005.
     The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.
     The following table summarizes, on a pro forma basis, our consolidated results of operations for the three months ended March 31, 2006 and 2005 based on the assumptions described above:

	2006	2005
	(unaudited)
	(Dollars in thousands, except per share data)
Pro forma total revenues	$50,169	$34,891
Pro forma net income (loss)	$(1,576)	$1,844
Pro forma diluted earnings per share	$(0.03)	$0.05
9. SUBSEQUENT EVENTS
          The Company completed the following acquisitions subsequent to March 31, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price
		(In thousands)		(Dollars in millions)
Nickey – Portfolio	April 25	388	4	$13.6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section entitled “Risk Factors” in Item 1 of the Annual Report on Form 10-K for the year ended December 31, 2005.
OVERVIEW
     The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. At March 31, 2006 and December 31, 2005, the Company owned 374 and 339 self-storage facilities and related assets, respectively, totaling approximately 23.4 million and 20.8 million rentable square feet, respectively.
     On October 27, 2004, the Company completed its IPO, pursuant to which it sold an aggregate of 28,750,000 common shares. On October 7, 2005, the Company completed a follow on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares.
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
     The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities. The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 21%, 16%, 8% and 6%, respectively, of total revenues for the three months ended March 31, 2006.

Summary of Critical Accounting Policies and Estimates
          Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. These policies have not changed since the Company filed its Annual Report Form 10-K for the year ended December 31, 2005 with the SEC. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.
     Basis of Presentation
          The accompanying condensed consolidated financial statements include all of the accounts of the Company, the operating partnership and the wholly owned subsidiaries of the operating partnership. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, and the property interests contributed to the operating partnership by the Predecessor, have been accounted for as a reorganization of entities under common control and accordingly, were recorded at the Predecessor’s historical cost basis.
          For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in Item 1 of this Form 10-Q.
     Self-Storage Facilities
     The Company records self-storage facilities at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.
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
     In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above-or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at market leases as of March 31, 2006. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.
     Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.
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
     Share Based Compensation
     We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded to our chairman vest immediately upon his retirement from the Company as he has reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance was expensed fully at the grant date. Compensation expense recorded for the three months ended March 31, 2006 and 2005 was approximately $0.2 million.
     Recent Accounting Pronouncements
          There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on the Company’s financial statements.
Results of Operations
          The following discussion of the results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.
     Acquisition and Development Activities
          The comparability of the Company’s results of operations is significantly affected by development, redevelopment and acquisition activities in 2006 and 2005. At March 31, 2006 and March 31, 2005, the Company owned interests in 374 and 213 self-storage facilities and related assets, respectively.
          The following table summarizes the acquisitions that the Company completed during the three months ended March 31, 2006:

	Date of		Rentable
Facility/Portfolio	Acquisition	Number of Units	Square Feet	Number of Facilities	Purchase Price
			(in thousands)		(Dollars in
					millions)
Balance — Beginning of year			20,828	339
Nashville, TN — Portfolio	January 17	1,311	204	2	$13.2
Dallas, TX — Portfolio (1)	January 26	1,022	132	2	11.6
U-Stor — Portfolio	February 2	1,259	173	3	10.9
Sure Save USA — Portfolio	February 7	16,038	1,759	24	165.1
Texas — Portfolio	March 1	2,241	273	4	22.6
Waveland, MS (2)			14	—	—

Balance — End of period			23,383	374	$223.4

     The purchase prices are preliminary and will be finalized during 2006. The above acquisitions are included in the Company’s results of operations from and after the date of acquisition.

(1)	The purchase price includes the assumption approximately $7.1 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was less than $0.1 million.

(2)	The Company added approximately 14,000 net rentable square feet at its existing Waveland, Mississippi facility during the first quarter of 2006.

     A comparison of income (loss) from operations before minority interest for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
REVENUES:
Rental income	$45,027	$27,597
Other property related income	3,101	2,118

Total revenues	48,128	29,715
OPERATING EXPENSES:
Property operating expenses	18,860	10,785
Property operating expenses — related party	20	11
Depreciation	14,672	8,021
General and administrative	5,389	2,893
General and administrative — related party	177	132

Total operating expenses	39,118	21,842
OPERATING INCOME	9,010	7,873
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(10,000)	(5,807)
Loan procurement amortization expense	(395)	(373)
Write-off of loan procurement costs	(1,273)	—
Interest income	884	34
Other	42	(50)

Total other expense	(10,742)	(6,196)

INCOME (LOSS) FROM OPERATIONS BEFORE MINORITY INTEREST	$(1,732)	$1,677

     Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005
     Total Revenues
          Rental income increased from $27.6 million for the three months ended March 31, 2005 to $45.0 million for the three months ended March 31, 2006, an increase of $17.4 million, or 63.2%. This increase is primarily attributable to (i) the acquisition of 132 facilities in the last nine months of 2005 and 35 facilities in the first quarter of 2006 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $1.2 million (see same-store discussion below). Additionally, the Company recorded approximately $0.2 million of revenue from business interruption insurance settlements received during the three months ended March 31, 2006.
          Other property related income increased from $2.1 million for the three months ended March 31, 2005 to $3.1 million for the three months ended March 31, 2006, an increase of $1.0 million, or 46.4%. This increase is primarily attributable to the acquisition of 132 facilities in the last nine months of 2005 and 35 facilities during the first quarter of 2006.
     Total Operating Expenses
          Property operating expenses increased from $10.8 million for the three months ended March 31, 2005 to $18.9 million for the three months ended March 31, 2006, an increase of $8.1 million, or 74.9%. This increase is primarily attributable to (i) the acquisition of 132 facilities in the last nine months of 2005 and 35 facilities in the first quarter of 2006 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $0.7 million (see same-store discussion below).
          General and administrative costs increased from $3.0 million for the three months ended March 31, 2005 to $5.6 million for the three months ended March 31, 2006, an increase of $2.5 million, or 84.0%. The increase related primarily to $1.3 million of additional compensation and related benefits and $0.2 million of recruiting costs necessitated by the Company’s expansion of its self-storage portfolio. Additionally, other general and administrative costs increased on an overall basis including professional fees, outside services, corporate office rent expense and director and officer insurance.

          Depreciation increased from $8.0 million for the three months ended March 31, 2005 to $14.7 million for the three months ended March 31, 2006, an increase of $6.7 million, or 82.9%. Approximately $6.2 million of the increase is attributable to the acquisition of 132 facilities in the last nine months of 2005 and 35 facilities during the first quarter of 2006.
     Total Other Expenses
          Interest expense increased from $5.8 million for the three months ended March 31, 2005 to $10.0 million for the three months ended March 31, 2006, an increase of $4.2 million, or 72.2%. The increase is attributable to a higher amount of outstanding debt in 2006.
          Loan procurement amortization expense remained flat at $0.4 million for the three months ended March 31, 2005 and 2006. The Company recorded a non-cash write-off of $1.3 million of loan procurement costs in connection with the replacement of its revolving credit facility in February 2006.
          Interest income increased from $0.0 million for the three months ended March 31, 2005 to $0.9 million in 2006. This increase is primarily attributable to the investment of excess proceeds received in October 2005 from the Company’s follow on public offering.
     Income from Continuing Operations
          The decrease in income (loss) from operations of $3.4 million for the three months ended March 31, 2006 was primarily attributable to higher property operating expense, increased depreciation expense and increased interest expense related to the acquisition of 167 properties since March 31, 2005.
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

	Three months ended
	March 31,
			Percent
	2006	2005	Change
	(Dollars in thousands)
Same-store revenues	$29,057	$27,879	4.2%
Same-store property operating expenses	10,525	9,859	6.8%
Non same-store revenues	19,071	1,836
Non same-store property operating expenses	8,355	937
Total revenues	48,128	29,715
Total property operating expenses	18,880	10,796

Number of facilities included in same-store analysis	199
Comparison of the Same-Store Results for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005
          Same-store revenues increased from $27.9 million for the three months ended March 31, 2005 to $29.1 million for the three months ended March 31, 2006, an increase of $1.2 million, or 4.2%. This increase is the result of $1.6 million of increased rents offset by $0.4 million attributable to decreased occupancy.
          Same-store property operating expenses increased from $9.9 million for the three months ended March 31, 2005 to $10.5 million for the three months ended March 31, 2006, an increase of $0.7 million, or 6.8%. This increase was primarily attributable to increased property taxes and utility expenses.

Cash Flows
          A comparison of cash flow operating, investing and financing activities for the three months ended March 31, 2006 and 2005 is as follows:

	Three months ended
	March 31,
			Increase
	2006	2005	(decrease)
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$10,090	$9,219	$871
Investing activities	$(217,463)	$(56,086)	$161,377
Financing activities	$26,064	$26,633	$(569)
Comparison of Cash Flows for the Three Months Ended March 31, 2006 to the Three Months Ended March 31, 2005
          Cash provided by operating activities increased from $9.2 million for the three months ended March 31, 2005 to $10.1 for the three months ended March 31, 2006, an increase of $0.9 million. The increase is primarily attributable to the acquisition of 132 self-storage facilities in the last nine months of 2005 and 35 self-storage facilities in the first quarter of 2006.
          Cash used in investing activities increased from $56.1 million for the three months ended March 31, 2005 to $217.5 million for the three months ended March 31, 2006, an increase of $161.4 million. The increase is primarily attributable to the acquisition of 35 self-storage facilities in the first quarter of 2006 as compared to the acquisition of 14 self-storage facilities in the first quarter of 2005.
          Cash provided by financing activities decreased from $26.6 million for the three months ended March 31, 2005 to $26.1 million during the three months ended March 31, 2006, a decrease of $0.6 million. This decrease is primarily attributable to an increase of shareholder distributions of $9.1 million related primarily to shares issued in the follow on public offering in October 2005, increased principal payments on debt of $1.8 million, increased minority interest distributions of $1.3 million and loan procurement costs of $0.9 million in the first quarter of 2006. The decrease was offset by increased borrowings of $11.0 million on the Company’s revolving credit facility and proceeds of $1.5 million from stock option exercises.
Funds From Operations
          Funds from operations, which we refer to as “FFO,” is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. We calculate FFO in accordance with the National Association of Real Estate Investment Trusts White Paper. The White Paper defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures, if any, are calculated to reflect FFO on the same basis.

          Management uses FFO as a key performance indicator in evaluating the operations of our facilities. Given the nature of our business as a real estate owner and operator, we believe that FFO is helpful to management and investors as a starting point in measuring our operational performance because it excludes various items included in net income that do not relate to or are not indicative of our operating performance, such as gains (or losses) from sales of property and depreciation and amortization, which can make periodic and peer analyses of operating performance more difficult. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, is not an alternative to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, and is not indicative of funds available to fund our cash needs, including our ability to make distributions. Our computation of FFO may not be comparable to FFO reported by other REITs that do not define the term in accordance with the White Paper or that interpret the White Paper differently than we do. The following table sets forth the reconciliation of net income (loss), the most directly comparable GAAP measure, to FFO:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Net income (loss)	$(1,587)	$1,617
Plus:
Depreciation	14,672	8,021
Minority interest	(145)	60

FFO — Operating partnership	$12,940	$9,698

FFO — Allocable to minority interest	$(1,081)	$(348)

FFO — Attributable to common shareholders	$11,859	$9,350

Liquidity and Capital Resources
          In February 2006, we and our operating partnership entered into a new three-year, $250.0 million unsecured revolving credit facility. The credit facility allows us to increase the amount that may be borrowed up to $350.0 million at a later date. The facility is scheduled to mature in February 2009, with the option for a one-year extended maturity date. Borrowings under the facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case plus an applicable margin depending on our leverage ratio. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.15% to 0.60%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 1.15% to 1.60%. We intend to use this new credit facility principally to finance future acquisitions, development of self-storage facilities, debt repayments and for general working capital purposes. Upon entering into this agreement, we utilized the facility to repay a $30.0 million 60-day term loan (see below).
          Our ability to borrow under this new credit facility will be subject to our ongoing compliance with the following financial covenants, among others:
•	Maximum total indebtedness to total asset value of 65%;

•	Maximum floating rate indebtedness to total indebtedness of 35%;

•	Minimum interest coverage ratio of 2.0:1.0;

•	Minimum fixed charge coverage ratio of 1.6:1.0; and

•	Minimum tangible net worth of $675.0 million plus 75% of net proceeds from equity issuances after December 31, 2005.
          As of March 31, 2006, approximately $204.0 million was available under our revolving credit facility. As of March 31, 2006, the Company had total indebtedness outstanding of approximately $719.8 million, as compared to the $669.3 million of debt outstanding at December 31, 2005. At March 31, 2006, the Company was in compliance with all of its debt covenants.

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
     The Company has two fixed rate mortgage loans outstanding for an aggregate principal amount of $103.7 million, which management anticipates refinancing in 2006 with new mortgage loans. The Company anticipates refinancing the first mortgage of $64.8 million on or before November 1, 2006, and the remaining mortgage of $38.9 million on or before December 10, 2006.
     In February 2006 the Company and the operating partnership entered into a 60-day, unsecured $30 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bore interest at a variable rate of LIBOR plus 175 basis points. The proceeds of the loan were used to finance a portion of the acquisition of the Sure Save Portfolio. The loan was paid in full from proceeds obtained upon entering into our new revolving credit facility in February 2006.
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
     We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, as a new public company, we cannot provide any assurance that this will be the case. Our ability to incur additional indebtedness will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
Other Material Changes in Financial Position

	March 31,	December 31,
	2006	2005	Increase/Decrease
	(Dollars in thousands)
Selected Assets
Storage facilities — net	$1,459,183	$1,246,295	$212,888
Cash and cash equivalents	19,789	201,098	(181,309)
Selected Liabilities
Accounts payable and accrued expenses	$16,289	$18,928	$(2,639)
Rents received in advance	9,981	8,857	1,124
     Storage facilities increased $212.9 million and cash decreased $181.3 million from December 31, 2005 to March 31, 2006, primarily due to the acquisition of 35 self-storage facilities during the first quarter of 2006.

     Accounts payable and accrued expenses decreased $2.6 million primarily due to reduced construction obligations and payments related to management bonuses accrued in 2005, paid in the first quarter of 2006. Rents received in advance increased $1.1 million during the quarter ended March 31, 2006, primarily due to the acquisition of 35 self storage facilities during the same period.
Contractual Obligations
     The following table summarizes our known contractual obligations as of March 31, 2006:

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(Dollars in thousands)
Revolving Credit Facility	$46,000	$—	$—	$46,000	$—
Loans and Notes Payable	670,750	109,231	29,509	206,057	325,953
Interest Payments	176,725	28,564	64,756	48,909	34,496
Contractual Capital Lease Obligations	44	27	17	—	—
Ground Leases and Third Party Office Lease	634	116	224	94	200
Related Party Office Leases	4,177	380	942	906	1,949
Employment Contracts	2,748	1,178	1,570	—	—

Total	$901,078	$139,496	$97,018	$301,966	$362,598

     We expect that the contractual obligations due in 2006 will be satisfied from the refinancing of two existing loans in 2006, out of cash generated from operations and, if required, draws on our revolving credit facility.
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
     Effect of Changes in Interest Rates on our Outstanding Debt
          As of March 31, 2006, the Company had approximately $46.0 million of variable rate debt outstanding (representing approximately 6.4% of its total debt). Based upon the balances outstanding on variable rate debt at March 31, 2006, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $0.5 million annually. The Company does not currently use derivative financial instruments to reduce our exposure to changes in interest rates.
          As of March 31, 2006, the Company had approximately $673.8 million of fixed rate debt outstanding (representing approximately 93.6% of total debt). A change in the interest rates on fixed rate debt generally impacts the fair value of the debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based upon current lending rates, assuming debt is outstanding through maturity or expected refinancing dates. At March 31, 2006, the fair value of the Company’s long term fixed rate debt was estimated to be $644.3 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $20.1 million at March 31, 2006. A 100 basis point decrease in interest rates would result in an increase in the fair value of this fixed rate debt of approximately $21.2 million at March 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the period covered by this report.
Changes in Internal Control Over Financial Reporting
          There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 6. EXHIBITS

10.1*+	Employment Agreement dated as of February 24, 2006 by and between U-Store-It Trust and Kathleen A. Weigand incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2006.

10.2*+	Indemnification Agreement dated February 24, 2006 by and among U-Store-It Trust, U-Store-It, L.P. and Kathleen A. Weigand incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2006.

10.3*+	Deferred Share Agreement, dated as of February 22, 2006, by and between U-Store-It Trust and Kathleen A. Weigand incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2006.

10.4*	Amended and Restated Credit Agreement dated as of February 23, 2006 by and among U-Store-It, U-Store-It, L.P., the several lenders from time to time parties thereto, Wachovia Capital Markets LLC, Keybanc Capital Markets, Bank of Montreal, LaSalle Bank National Association and Sun Trust Bank, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 1, 2006.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

+	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2006

U-STORE-IT TRUST

By:	/s/ TEDD D. TOWSLEY

Tedd D. Towsley
Vice President & Treasurer

(Signing on behalf of Registrant as a duly
authorized officer of Registrant and signing
as the Principal Financial Officer and
principal accounting officer of Registrant)