Form 10-Q
period 2006-06-30
U-Store-It Trust
filed 2006-08-08
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to                     .
Commission file number: 001-32324

U-STORE-IT TRUST
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	20-1024732 (I.R.S. Employer Identification No.)

6745 Engle Road Suite 300 Cleveland, Ohio (Address of Principal Executive Offices)	44130 (Zip Code)
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
Large accelerated filer ☑                Accelerated filer ☐                Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 20, 2006

common stock, $.01 par value	57,206,517

U-STORE-IT TRUST
Note the financial statements covered in this report contain the results of operations and financial condition of U-Store-It Trust (“we”, “us”, “our” or the “Company”) for the three and six months ended June 30, 2006 and 2005.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)
(unaudited)

	June 30,	December 31,
	2006	2005
ASSETS
Storage facilities—net	$1,504,919	$1,246,295
Cash and cash equivalents	13,479	201,098
Restricted cash	15,396	14,672
Loan procurement costs—net of amortization	9,298	10,437
Other assets	7,734	8,631
Due from related parties	353	355

TOTAL ASSETS	$1,551,179	$1,481,488

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES
Revolving credit facility	$88,000	$—
Loans payable	685,423	669,282
Accounts payable and accrued expenses	19,262	18,854
Due to related party	94	74
Distributions payable	16,658	16,624
Deferred revenue	10,235	8,857
Security deposits	670	685

Total Liabilities	820,342	714,376
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS	60,759	64,108

SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 57,206,517 and 57,010,162 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	572	570
Additional paid in capital	797,543	795,244
Accumulated deficit	(126,181)	(91,253)
Unearned share grant compensation	(1,856)	(1,557)

Total shareholders’ equity	670,078	703,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,551,179	$1,481,488

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$48,822	$31,480	$93,849	$59,077
Other property related income	3,618	2,304	6,719	4,422

Total revenues	52,440	33,784	100,568	63,499
OPERATING EXPENSES:
Property operating expenses	20,954	11,990	39,814	22,775
Property operating expense — related party	12	24	32	35
Depreciation	15,734	8,744	30,406	16,765
General and administrative	4,132	3,057	9,521	5,950
General and administrative — related party	273	172	450	304

Total operating expenses	41,105	23,987	80,223	45,829
OPERATING INCOME	11,335	9,797	20,345	17,670
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(10,977)	(7,142)	(20,977)	(12,949)
Loan procurement amortization expense	(447)	(385)	(842)	(758)
Write-off of loan procurement cost due to early extinguishment of debt	—	—	(1,273)	—
Interest income	159	23	1,043	57
Other	(102)	7	(60)	(43)

Total other expense	(11,367)	(7,497)	(22,109)	(13,693)

INCOME (LOSS) BEFORE MINORITY INTERESTS	(32)	2,300	(1,764)	3,977
MINORITY INTERESTS	2	(96)	147	(156)

NET INCOME (LOSS)	$(30)	$2,204	$(1,617)	$3,821

Basic earnings (loss) per share	$0.00	$0.06	$(0.03)	$0.10
Diluted earnings (loss) per share	$0.00	$0.06	$(0.03)	$0.10

Weighted-average basic shares outstanding	57,325	37,478	57,286	37,478

Weighted-average diluted shares outstanding	57,325	37,520	57,286	37,502

Distributions declared per common share	$0.29	$0.28	$0.58	$0.56

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,617)	$3,821
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	31,248	17,523
Equity compensation expense	353	413
Accretion of fair market value of debt	(400)	—
Early extinguishment of debt	1,273	—
Minority interests	(147)	156
Changes in other operating accounts:
Other assets	(350)	(1,703)
Accounts payable and accrued expenses	112	1,003
Other liabilities	(33)	255

Net cash provided by operating activities	30,439	21,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, additions and improvements to storage facilities	(266,669)	(105,710)
Acquisitions, additions and improvements to storage facilities — related party	(27)	(10,874)
Net proceeds from sales of assets	42	561
Insurance settlements	1,712	—
Increase in restricted cash	(724)	(6,766)

Net cash used in investing activities	(265,666)	(122,789)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Revolving credit facility	88,000	98,500
Short term financing	30,000	—
Principal payments on:
Loans payable	(4,563)	(999)
Short term financing	(30,000)	—
Capital lease obligations	(23)	(66)
Shareholder distributions	(33,276)	(18,030)
Minority interest distributions	(3,011)	(695)
Loan procurement costs	(976)	(66)
Proceeds from exercise of stock options and other	1,457	—

Net cash provided by financing activities	47,608	78,644

NET DECREASE IN CASH	(187,619)	(22,677)
CASH AND CASH EQUIVALENTS—Beginning of period	201,098	28,485

CASH AND CASH EQUIVALENTS—End of period	$13,479	$5,808

Supplemental disclosure of non-cash activities:
Storage facilities acquired through the issuance of limited partnership units in the operating partnership	$—	$6,752

Storage facilities acquired through the assumption of a mortgage loan	$21,104	$11,375

Other assets and liabilities (net) acquired as part of storage facility acquisitions	$1,010	$990

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     U-Store-It Trust (“we” or the “Company”) was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (the “Amsdell Entities” or the “Predecessor”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares. In October 2005, the Company completed a follow on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares. The Company owns approximately 92% of the aggregate partnership interests in U-Store-It, L.P. (the “Operating Partnership”) at June 30, 2006. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a real estate investment trust (“REIT”), for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the operating partnership and its subsidiaries. Through the operating partnership, the Company owns and manages 383 and 339 storage facilities as of June 30, 2006 and December 31, 2005, respectively.
2. SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 001-32324), as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for any future period or the full year.
     Correction of an Error — During the second quarter 2006, the Company identified an immaterial accounting error related to certain tenant receivable transactions. The misstatement relates to the period in which the revenue related to certain tenants had been recognized. The Company evaluated the impact of these errors and concluded that the impact was not material to prior periods. Accordingly, a non-cash adjustment of approximately $1.0 million to reduce rental revenues was recorded in the second quarter to correct the cumulative impact of these errors.
3. STORAGE FACILITIES
          The following summarizes the real estate assets of the Company as of:

	June 30,	December 31,
Description	2006	2005
	(Dollars in thousands)
Land	$381,938	$301,188
Buildings and improvements	1,133,778	958,759
Equipment	159,148	125,456
Construction in progress	918	1,383

Total	1,675,782	1,386,786
Less accumulated depreciation	(170,863)	(140,491)

Storage facilities—net	$1,504,919	$1,246,295

     The following table summarizes the acquisitions the Company completed during the three months ended June 30, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price
		(In thousands)		(Dollars in millions)
Balance — Beginning of period		23,383	374
Nickey — Portfolio	April 25	388	4	$13.6
SecurCare — Portfolio (1)	May 10	326	4	35.7
Texas — Portfolio	June 28	71	1	6.5
Other (2)	—	53	—	—

Balance — End of period		24,221	383	$55.8

     The purchase prices are preliminary and will be finalized during 2006. The above acquisitions are included in the Company’s results of operations from the date of acquisition.

(1)	The purchase price included the assumption of approximately $14.4 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.4) million.

(2)	The Company added approximately 53,000 net rentable square feet at its existing facilities during the three months ended June 30, 2006.
4. REVOLVING CREDIT FACILITY
     In February 2006, the Company and the operating partnership entered into a new three-year $250.0 million revolving credit facility, replacing the Company’s existing $150.0 million facility, which had no outstanding balance as of December 31, 2005. The revolving credit agreement is scheduled to terminate in February 2009 with a one-year extension option. As of June 30, 2006, the outstanding balance on the facility was $88.0 million. The terms of the new agreement allow the Company to increase the credit limit up to $350.0 million if necessary, at a later date. Under the terms of the agreement, the Company is required to satisfy certain financial coverage ratios and operating covenants, including a maximum leverage ratio and interest coverage ratio, all of which the Company was in compliance with as of June 30, 2006. Borrowings under the new facility bear interest, at the Company’s option, at either an alternative base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.15% to 0.60% depending on the Company’s leverage ratio. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 1.15% to 1.60% based on the Company’s leverage ratio. The facility’s interest rate was 6.6% at June 30, 2006, which consisted of LIBOR at a rate of 5.3% with a spread of 1.3% . The credit facility requires a commitment fee based on the unused portion of the credit facility, which was 0.25% at June 30, 2006. The credit facility is unsecured; however, it requires that the Company maintain a minimum “borrowing base” of properties. As of June 30, 2006, the Company had availability of approximately $162.0 million under this revolving credit facility.
5. LOANS AND NOTES PAYABLE
     In May 2006, YSI XVI LLC (“YSI XVI”), an indirect subsidiary of the Company, assumed a $14.4 million fixed rate mortgage loan in connection with the acquisition of the SecurCare Portfolio, North Marq Capital, Inc. as the lender, which requires monthly debt service payments until November 2007. The mortgage loan, which is secured by four of the Company’s self-storage facilities, bears interest at 4.20% and matures in November 2007. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to fair value of approximately $14.0 million at an effective interest rate of 6.49%. This mortgage loan requires YSI XVI to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

     The Company’s mortgage loans and notes are summarized as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
8.16% loans due November 2006	$64,478	$65,090
7.13% loans due December 2006	38,735	39,132
5.085% loans due November 2009	89,105	89,870
5.19% loans due May 2010	89,120	89,872
5.325% loans due January 2011	89,140	89,875
5.13% loans due August 2012	80,000	80,000
4.96% loans due September 2012	80,000	80,000
5.97% loans due November 2015	71,711	72,352
Other fixed rate mortgage loans payable with maturity dates ranging from 2007 through 2015 at stated interest rates ranging from 5.47% to 8.96% and effective interest rates ranging from 5.00% to 6.49%, reflecting 20 mortgage loans at June 30, 2006 and 17 mortgage loans at December 31, 2005	80,539	59,588
Other notes	146	162

	682,974	665,941
Fair value adjustment on loans and notes, net	2,449	3,341

Total	$685,423	$669,282

     As of June 30, 2006 and December 31, 2005, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $944 million and $910 million, respectively.
     The following table represents the future principal payment requirements on the outstanding mortgage loans at June 30, 2006:

Year	June 30, 2006
(Dollars in thousands)
2006	$107,144
2007	27,134
2008	16,687
2009	94,010
2010	112,045
2011 and thereafter	325,954

Total	$682,974

6. MINORITY INTERESTS
     Minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at June 30, 2006 and December 31, 2005, amounted to approximately 8%.
     In conjunction with the formation of the Company, certain former owners contributed properties to the operating partnership and received units in the operating partnership concurrently with the closing of the IPO. Limited partners who acquired units in the various formation transactions have the right, that began on October 27, 2005, to require the operating partnership to redeem part or all of their operating partnership units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the operating partnership units would have been redeemed if the Company had assumed and satisfied the operating partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the ten trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the operating partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises in 2005, entities owned by the Company’s Chairman and one of its trustees received an aggregate of 1,524,358 operating partnership units for six properties with a net historical basis of $7.3 million.
     In conjunction with the July 2005 acquisition of 71 self-storage facilities from National Self Storage and the Schomac Group, Inc., the Company paid approximately $214.5 million which included $69.7 million in cash, assumed $83.0 million of indebtedness and issued 3,674,497 operating partnership units valued at $61.8 million. As provided in the partnership agreement of the operating partnership, these units are redeemable by unitholders for cash or, at the Company’s option, common shares on a one-for-one basis.

During the second quarter the Company received a redemption notice from certain unitholders. The Company intends to register these shares in the second half of 2006.
7. RELATED PARTY TRANSACTIONS
     Acquisition of Facilities
     In connection with the IPO, the Company entered into an option agreement with Rising Tide Development, a company owned and controlled by Robert J. Amsdell, the Company’s Chairman, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of June 30, 2006, of 14 facilities owned by Rising Tide Development, one facility which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. None of the remaining self-storage facilities that the Company has the option to purchase met the occupancy requirement as of June 30, 2006.
     As discussed in footnote 9, the Company acquired nine self-storage facilities from Jernigan Property Group on July 27, 2006 for consideration of approximately $44.9 million. Our President and Chief Executive Officer, Mr. Jernigan, serves as President of Jernigan Property Group and has a 20% beneficial interest in eleven self-storage properties partially owned by Jernigan Property Group and related companies and partnerships. Mr. Jernigan has agreed that he will not expand his interest, ownership or activity in the self-storage business beyond these eleven facilities. In accordance with the contract signed April 3, 2006 and as discussed in footnote 9 our operating partnership entered into an agreement to acquire nine of these self-storage facilities. Given Mr. Jernigan’s appointment as a trustee and the Chief Executive Officer and President of the Company on April 24, 2006, this transaction was subject to review and final approval by a majority of the independent members of the Company’s Board of Trustees. Mr. Jernigan has discontinued all involvement in the day-to-day management or operation of the Jernigan Property Group facilities.
     Management Services
     Effective October 27, 2004, YSI Management LLC, one of our wholly owned subsidiaries, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million and $0.2 million for the three months and six months, respectively, ended June 30, 2006 and 2005. Accounts receivable from Rising Tide Development at June 30, 2006 and December 31, 2005, was approximately $0.4 million and is included in due from related parties. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms. Additionally, U-Store-It Mini Warehouse Co., another of the Company’s wholly owned subsidiaries, entered into a marketing and ancillary services contract with Rising Tide Development to provide marketing and various additional services to the option facilities. In return for these services, U-Store-It Mini Warehouse Co. retains all the profits from these services. Fees earned from this management contract were approximately $0.1 million and $0.0 million for the three months ended June 30, 2006 and 2005 respectively, and $0.2 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively.
     In 2004, our Predecessor engaged Amsdell Construction, a company owned 50% by Robert J. Amsdell and 50% by Barry L. Amsdell, to rebuild a South Carolina facility destroyed by fire in 2004 and to complete a build out under one of our office leases. The total payments incurred by the Company to Amsdell Construction for the three months ended June 30, 2006 and 2005 was approximately $0.0 million and $0.1 million, respectively and $0.0 million and $0.3 million for the six months ended June 30, 2006 and 2005, respectively.
     Corporate Office Leases
     The Company and its operating partnership has entered into a number of leases with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell, for office space of approximately 35,000 square feet at office buildings in Cleveland, Ohio. These leases range in term from those expiring in April 2007 to long-term leases expiring in December 2014 with various extension options at the then prevailing market rates. The Company’s disinterested trustees approved the terms of, and entry into, these leases by the operating partnership.
     The total amount of lease payments incurred under these office leases for the three and six months ended June 30, 2006 and 2005 was approximately $0.1 million, and $0.2 million, respectively.

     Total future minimum rental payments under the related party lease agreements entered into as of June 30, 2006 are as follows:

Related Party
Amount
(Dollars in thousands)
2006	$234
2007	474
2008	468
2009	453
2010	453
2011 and thereafter	1,948

Total	$4,030

     The Company bills Amsdell and Amsdell for the cost of certain services. As of December 31, 2005, the Company recorded a receivable of $10,172. No amount was recorded as of June 30, 2006.
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
     Under the Aircraft Lease with Aqua Sun, the operating partnership leased for corporate use from time to time an airplane owned by Aqua Sun. Under the terms of the Aircraft Lease, the operating partnership leased use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun was responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the operating partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated at June 30, 2006. The total amount incurred for such aircraft charters described above by the Company for the three months ended June 30, 2006 and 2005 was approximately $0.0 million and $0.1 million, respectively, and for the six months ended June 30, 2006 and 2005 was $0.1 million and $0.2 million, respectively.
     Other
     The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three months ended June 30, 2006 and 2005 was approximately $8,000 and $5,000, respectively, and for the six months ended June 30, 2006 and 2005 was $19,000 and $5,000, respectively.
     The Company engaged Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The total payments incurred by the Company to Deborah Dunlevy Designs for the three months and six months ended June 30, 2005 was approximately $26,000 and $56,000, respectively. There were no payments made during the six months ended June 30, 2006.
     Registration Rights
     The Amsdell Entities that acquired common shares or operating partnership units in the formation transactions which took place at the time of the IPO received certain registration rights. An aggregate of approximately 9.7 million common shares acquired in the formation transactions are subject to a registration rights agreement (including approximately 1.1 million shares issuable upon redemption of approximately 1.1 million operating partnership units issued in the formation transactions). The Amsdell Entities are entitled to require the Company to register their shares for public sale subject to certain exceptions, limitations and conditions precedent.

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
     The Company intends to register the aforementioned shares during the second half of 2006. Additionally, certain operating partnership units issued in conjunction with the acquisition of self-storage facilities from National Self Storage will be registered in accordance with its purchase agreement.
8. PRO FORMA FINANCIAL INFORMATION
     During the six months ended June 30, 2006, the Company acquired 44 self-storage facilities for an aggregate purchase price of approximately $279.2 million. The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect as if the acquisitions and related assumed indebtedness each had occurred on January 1, 2005.
     The unaudited condensed consolidated pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.
     The following table summarizes, on a pro forma basis, our consolidated results of operations for the three and six months ended June 30, 2006 and 2005 based on the assumptions described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Pro forma total revenues	$53,005	$40,608	$104,538	$76,792
Pro forma net income (loss)	$(23)	$2,978	$(1,516)	$4,835
Pro forma diluted earnings (loss) per share	$0.00	$0.08	$(0.03)	$0.13
9. SUBSEQUENT EVENTS
     The Company completed the following acquisitions subsequent to June 30, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price (1)
		(In thousands)		(Dollars in millions)
Jernigan — Portfolio(1)	July 27	664	9	$44.9
U-Stor — Portfolio (2)	August 4	63	1	$3.5
Bailes — Portfolio	August 8	216	3	$15.4

(1)	The purchase price included the assumption of approximately $7.4 million of indebtedness.
(2)	The purchase price included the assumption of approximately $2.0 million of indebtedness.
     During August of 2006, the Company terminated the employment of two executives. In accordance with certain employment agreements, the Company expects to record a charge during the third quarter of 2006 totaling approximately $2.0 million, consisting of cash severance payments of approximately $1.5 million and the acceleration of expense related to equity awards of approximately $0.5 million.

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
OVERVIEW
     The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. At June 30, 2006 and December 31, 2005, the Company owned 383 and 339 self-storage facilities and related assets, respectively, totaling approximately 24.2 million and 20.8 million rentable square feet, respectively.
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
     The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities. The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 20.3%, 16.2%, 7.3% and 6.3%, respectively, of total revenues for the six months ended June 30, 2006.
Summary of Critical Accounting Policies and Estimates
          Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the condensed consolidated financial statements. These policies have not changed since the Company filed its Annual Reports on Form 10-K for the year ended December 31, 2005 with the SEC. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.
      Basis of Presentation
          The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company, the operating partnership and the wholly owned subsidiaries of the operating partnership. The mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, and the property interests contributed to the operating partnership by the Predecessor, have been accounted for as a reorganization of entities under common control and accordingly, were recorded at the Predecessor’s historical cost basis.
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
     In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles. The Company also considers whether the in-place, at-market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at-market leases as of June 30, 2006. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.
     Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying values of these long-lived assets are compared to the undiscounted future cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.
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
     Revenue Recognition
     Management has determined that all of the Company’s leases with tenants are operating leases. Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred revenue, and contractually due but unpaid rents are included in other assets.

     During the second quarter 2006, the Company identified an immaterial accounting error related to certain tenant receivable transactions. The misstatement relates to the period in which the revenue related to certain tenants had been recognized. The Company evaluated the impact of these errors and concluded that the impact was not material to prior periods. Accordingly, an adjustment of approximately $1.0 million to reduce rental revenues was recorded in the second quarter to correct the cumulative impact of these errors.
      Share Based Compensation
     We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has recognized compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded in 2005 to our chairman vest immediately upon his retirement from the Company as he has reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance was expensed fully at the grant date. Compensation expense recorded for the three and six months ended June 30, 2006 and 2005 was approximately $0.2 million and $0.4 million, respectively.
      Recent Accounting Pronouncements
          There have been no recent accounting pronouncements or interpretations that have not yet been implemented that will have a material impact on the Company’s financial statements.
          In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to operating retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
Results of Operations
          The following discussion of the results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.
      Acquisition and Development Activities
          The comparability of the Company’s results of operations is significantly affected by development, redevelopment and acquisition activities in 2006 and 2005. At June 30, 2006 and June 30, 2005, the Company owned interests in 383 and 236 self-storage facilities and related assets, respectively.
          The following table summarizes the acquisitions that the Company completed during the three months ended June 30, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price
		(In thousands)		(Dollars in millions)

Balance — Beginning of period		23,383	374
Nickey — Portfolio	April 25	388	4	$13.6
SecurCare — Portfolio (1)	May 10	326	4	35.7
Texas — Portfolio	June 28	71	1	6.5
Other (2)	—	53	—	—

Balance — End of period		24,221	383	$55.8

     The purchase prices are preliminary and will be finalized during 2006. The above acquisitions are included in the Company’s results of operations from and after the date of acquisition.

(1)	The purchase price included the assumption of approximately $14.4 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.4) million.

(2)	The Company added approximately 53,000 net rentable square feet at its existing facilities during the three months ended June 30, 2006.
     A comparison of income (loss) before minority interests for the three and six months ended June 30, 2006 and 2005 is as follows:

	Three months ended June 30,		Six months ended June 30
	2006	2005	2006	2005
	(Dollars in thousands)
REVENUES:
Rental income	$48,822	$31,480	$93,849	$59,077
Other property related income	3,618	2,304	6,719	4,422

Total revenues	52,440	33,784	100,568	63,499
OPERATING EXPENSES:
Property operating expenses	20,954	11,990	39,814	22,775
Property operating expenses — related party	12	24	32	35
Depreciation	15,734	8,744	30,406	16,765
General and administrative	4,132	3,057	9,521	5,950
General and administrative — related party	273	172	450	304

Total operating expenses	41,105	23,987	80,223	45,829
OPERATING INCOME	11,335	9,797	20,345	17,670
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(10,977)	(7,142)	(20,977)	(12,949)
Loan procurement amortization expense	(447)	(385)	(842)	(758)
Write-off of loan procurement costs	—	—	(1,273)	—
Interest income	159	23	1,043	57
Other	(102)	7	(60)	(43)

Total other expense	(11,367)	(7,497)	(22,109)	(13,693)

INCOME (LOSS) BEFORE MINORITY INTERESTS	$(32)	$2,300	$(1,764)	$3,977

      Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005
     Total Revenues
          Rental income increased from $31.5 million for the three months ended June 30, 2005 to $48.8 million for the three months ended June 30, 2006, an increase of $17.3 million, or 55.1%. This increase is primarily attributable to (i) the acquisition of 108 facilities in the last six months of 2005 and 44 facilities in the first half of 2006 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $0.5 million (see same-store discussion below).
          Other property related income increased from $2.3 million for the three months ended June 30, 2005 to $3.6 million for the three months ended June 30, 2006, an increase of $1.3 million, or 57.0%. This increase is primarily attributable to the acquisition of 108 facilities in the last six months of 2005 and 44 facilities during the first half of 2006.
     Total Operating Expenses
          Property operating expenses increased from $12.0 million for the three months ended June 30, 2005 to $21.0 million for the three months ended June 30, 2006, an increase of $9.0 million, or 75.1%. This increase is primarily attributable to (i) the acquisition of 108 facilities in the last six months of 2005 and 44 facilities in the first half of 2006 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $0.9 million (see same-store discussion below).
          General and administrative costs increased from $3.2 million for the three months ended June 30, 2005 to $4.4 million for the three months ended June 30, 2006, an increase of $1.2 million, or 36.4%. The increase related primarily to $1.0 million of additional compensation and related benefit costs necessitated by the Company’s expansion of its self-storage portfolio. Additionally, other general and administrative costs increases relating to director and officer insurance and corporate office rent was offset by decreased professional fees.
          Depreciation increased from $8.7 million for the three months ended June 30, 2005 to $15.7 million for the three months ended June 30, 2006, an increase of $7.0 million, or 79.9%. Approximately $6.8 million of the increase is attributable to the acquisition of 108 facilities in the last six months of 2005 and 44 facilities during the first half of 2006.
     Total Other Expenses
          Interest expense increased from $7.1 million for the three months ended June 30, 2005 to $11.0 million for the three months ended June 30, 2006, an increase of $3.9 million, or 53.7%. The increase is primarily attributable to a higher amount of outstanding debt in 2006.
          Loan procurement amortization expense remained flat at $0.4 million for the three months ended June 30, 2005 and 2006.
          Interest income increased from $0.0 million for the three months ended June 30, 2005 to $0.2 million in 2006. This increase is primarily attributable to the investment of excess proceeds received in October 2005 from the Company’s follow on public offering.
     Income from Continuing Operations
          The decrease in income from operations of $2.3 million for the three months ended June 30, 2006 was primarily attributable to higher property operating expense, increased depreciation expense and increased interest expense related to the acquisition of 152 properties since June 30, 2005.
      Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005
     Total Revenues
          Rental income increased from $59.1 million for the six months ended June 30, 2005 to $93.8 million for the six months ended June 30, 2006, an increase of $34.7 million, or 58.9%. This increase is primarily attributable to (i) the acquisition of 108 facilities in the last six months of 2005 and 44 facilities in the first half of 2006 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $1.7 million (see same-store discussion below).
          Other property related income increased from $4.4 million for the six months ended June 30, 2005 to $6.7 million for the six months ended June 30, 2006, an increase of $2.3 million, or 51.9%. This increase is primarily attributable to the acquisition of 108 facilities in the last six months of 2005 and 44 facilities during the first half of 2006.
     Total Operating Expenses
          Property operating expenses increased from $22.8 million for the six months ended June 30, 2005 to $39.9 million for the six months ended June 30, 2006, an increase of $17.1 million, or 75.0%. This increase is primarily attributable to (i) the acquisition of 108 facilities in the last six months of 2005 and 44 facilities in the first half of 2006 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $1.6 million (see same-store discussion below).
          General and administrative costs increased from $6.3 million for the six months ended June 30, 2005 to $10.0 million for the six months ended June 30, 2006, an increase of $3.7 million, or 59.4%. The increase related primarily to $2.4 million of additional compensation and related benefits and $0.2 million of recruiting costs necessitated by the Company’s expansion of its self-storage portfolio. Additionally, other general and administrative costs increased on an overall basis including travel, utilities, corporate office rent and director and officer insurance.
          Depreciation increased from $16.8 million for the six months ended June 30, 2005 to $30.4 million for the six months ended June 30, 2006, an increase of $13.6 million, or 81.4%. Approximately $12.4 million of the increase is attributable to the acquisition of 108 facilities in the last six months of 2005 and 44 facilities during the first half of 2006.

     Total Other Expenses
          Interest expense increased from $12.9 million for the six months ended June 30, 2005 to $21.0 million for the six months ended June 30, 2006, an increase of $8.1 million, or 62.0%. The increase is attributable to a higher amount of outstanding debt in 2006.
          Loan procurement amortization expense remained flat at $0.8 million for the six months ended June 30, 2005 and 2006. The Company recorded a non-cash write-off of $1.3 million of loan procurement costs in connection with the replacement of its revolving credit facility.
          Interest income increased from $0.1 million for the six months ended June 30, 2005 to $1.0 million in 2006. This increase is primarily attributable to the investment of excess proceeds received in October 2005 from the Company’s follow on public offering.
     Income from Continuing Operations
          The decrease in income (loss) from operations of $5.7 million for the six months ended June 30, 2006 was primarily attributable to higher property operating expense, increased depreciation expense and increased interest expense related to the acquisition of 152 properties since June 30, 2005.
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

	Three months ended			Six months ended
	June 30,			June 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Same-store revenues	$29,325	$28,844	1.7%	$58,382	$56,723	2.9%
Same-store property operating expenses	10,602	9,674	9.6%	21,127	19,533	8.2%
Non same-store revenues	23,115	4,940		42,186	6,776
Non same-store property operating expenses	10,364	2,340		18,719	3,277
Total revenues	52,440	33,784		100,568	63,499
Total property operating expenses	20,966	12,014		39,846	22,810
Number of facilities included in same-store analysis	199			199
          During the second quarter 2006, the Company identified an immaterial accounting error related to certain tenant receivable transactions. The misstatement relates to the period in which the revenue related to certain tenants had been recognized. The Company evaluated the impact of these errors and concluded that the impact was not material to prior periods. Accordingly, a non-cash adjustment of approximately $1.0 million to reduce rental revenues was recorded in the second quarter to correct the cumulative impact of these errors.
          The adjustment discussed above reduced same-store revenues by approximately $0.75 million during the second quarter of 2006. Prior to giving effect to this adjustment, same-store revenue grew 4.3%.
     Comparison of the Same-Store Results for the Three Months Ended June 30, 2006 to the Three Months Ended June 30, 2005
          Same-store revenues increased from $28.8 million for the three months ended June 30, 2005 to $29.3 million for the three months ended June 30, 2006, an increase of $0.5 million, or 1.7%. This increase is the result of $0.9 million of increased rents offset by $(0.4) million attributable to decreased occupancy.

          Same-store property operating expenses increased from $9.7 million for the three months ended June 30, 2005 to $10.6 million for the three months ended June 30, 2006, an increase of $0.9 million, or 9.6%. This increase was primarily attributable to increased property and franchise taxes, marketing expenses, insurance and utility expenses.
     Comparison of the Same-Store Results for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005
          Same-store revenues increased from $56.7 million for the six months ended June 30, 2005 to $58.4 million for the six months ended June 30, 2006, an increase of $1.7 million, or 2.9%. This increase is the result of $2.5 million of increased rents offset by $(0.8) million attributable to decreased occupancy.
          Same-store property operating expenses increased from $19.5 million for the six months ended June 30, 2005 to $21.1 million for the six months ended June 30, 2006, an increase of $1.6 million, or 8.2%. This increase was primarily attributable to increased property and franchise taxes, insurance, utilities and maintenance expense.
Cash Flows
          A comparison of cash flow operating, investing and financing activities for the six months ended June 30, 2006 and 2005 is as follows:

	Six months ended
	June 30,
			Increase
	2006	2005	(decrease)
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$30,439	$21,468	$8,971
Investing activities	$(265,666)	$(122,789)	$142,877
Financing activities	$47,608	$78,644	$(31,036)
     Comparison of Cash Flows for the Six Months Ended June 30, 2006 to the Six Months Ended June 30, 2005
          Cash provided by operating activities increased from $21.5 million for the six months ended June 30, 2005 to $30.4 for the six months ended June 30, 2006, an increase of $8.9 million. The increase is primarily attributable to the acquisition of 108 self-storage facilities in the last six months of 2005 and 44 self-storage facilities in the first half of 2006.
          Cash used in investing activities increased from $122.8 million for the six months ended June 30, 2005 to $265.7 million for the six months ended June 30, 2006, an increase of $142.9 million. The increase is primarily attributable to the acquisition of 44 self-storage facilities in the first half of 2006, which included the purchase of 24 self-storage facilities from Sure Save for $165.1 million in the first quarter of 2006, as compared to the acquisition of 38 self-storage facilities in the first half of 2005.
          Cash provided by financing activities decreased from $78.6 million for the six months ended June 30, 2005 to $47.6 million during the six months ended June 30, 2006, a decrease of $31.0 million. This decrease is primarily attributable to an increase of shareholder distributions of $15.2 million related primarily to shares issued in the follow on public offering in October 2005, reduced borrowings of $10.5 million, increased principal payments on debt of $3.6 million, increased minority interest distributions of $2.3 million and additional loan procurement costs of $0.9 million in the first half of 2006. The decrease was offset proceeds of $1.5 million from stock option exercises.
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

	Three months ended June 30,		Six months ended March 31,
	2006	2005	2006	2005
	(Dollars and shares in thousands)
Net income (loss)	$(30)	$2,204	$(1,617)	$3,821
Plus:
Real estate depreciation	15,424	8,744	30,096	16,765
Minority interest	(2)	96	(147)	156

FFO — Operating partnership	$15,392	$11,044	$28,332	$20,742
FFO — Allocable to minority interest	(1,282)	(490)	(2,363)	(838)

FFO — Allocable to common shareholders	$14,110	$10,554	$25,969	$19,904

Weighted-average diluted shares outstanding(1)	57,399	37,520	57,403	37,502

Distributions declared per common share	$0.29	$0.28	$0.58	$0.56

(1)	The weighted average number of shares for the 2006 periods include approximately 0.1 million shares related to certain equity awards issued that are dilutive for FFO.
Liquidity and Capital Resources
          In February 2006, we and our operating partnership entered into a new three-year, $250.0 million unsecured revolving credit facility. The credit facility allows us to increase the amount that may be borrowed up to $350.0 million at a later date. The facility is scheduled to mature in February 2009, with the option for a one-year extended maturity date. Borrowings under the facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case plus an applicable margin depending on our leverage ratio. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.15% to 0.60%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 1.15% to 1.60%. The margin at June 30, 2006 was 1.3%. We intend to use this new credit facility principally to finance future acquisitions, development of self-storage facilities, debt repayments and for general working capital purposes. Upon entering into this agreement, we utilized the facility to repay a $30.0 million 60-day term loan (see below).
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
          As of June 30, 2006, approximately $162 million was available under our revolving credit facility. As of June 30, 2006, the Company had total indebtedness outstanding of approximately $773.4 million, as compared to the $669.3 million of debt outstanding at December 31, 2005. At June 30, 2006, the Company was in compliance with all of its debt covenants.
     Our cash flow from operations historically has been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space from us at our facilities. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers. While we believe that facilities in which we invest — self-storage facilities — are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect cash flow from operations.
     In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.
     The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2006 we expect to incur approximately $4.9 million of costs for recurring capital expenditures. In addition, we anticipate spending an additional approximately $3.9 million in 2006 for renovations and improvements at our facilities that were owned as of December 31, 2005.
     The Company has two fixed rate mortgage loans outstanding for an aggregate principal amount of $103.2 million, which management anticipates refinancing in 2006 with unsecured borrowings. The Company anticipates refinancing the first mortgage of $64.5 million on or before November 1, 2006, and the remaining mortgage of $38.7 million on or before December 10, 2006.
     In February 2006 the Company and the operating partnership entered into a 60-day, unsecured $30 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bore interest at a variable rate of LIBOR plus 175 basis points. The proceeds of the loan were used to finance a portion of the acquisition of the Sure Save Portfolio. The loan was repaid in full from proceeds obtained upon entering into our new revolving credit facility in February 2006.
     Our long-term liquidity needs consist primarily of funds necessary to pay for development of new facilities, redevelopment of operating facilities, non-recurring capital expenditures, acquisitions of facilities and repayment of indebtedness at maturity. In particular, we intend to pursue the acquisition of additional facilities, which will require additional capital. We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements. We will have to satisfy these needs through either additional borrowings, including borrowings under our revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.
     We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, as a public company, we cannot provide any assurance that this will be the case. Our ability to incur additional indebtedness will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
Other Material Changes in Financial Position

	June 30,	December 31,
	2006	2005	Increase/Decrease
	(Dollars in thousands)
Selected Assets
Storage facilities — net	$1,504,919	$1,246,295	$258,624
Cash and cash equivalents	13,479	201,098	(187,619)
Selected Liabilities
Deferred revenue	$10,235	$8,857	$1,378
     Storage facilities increased $258.6 million and cash decreased $187.6 million from December 31, 2005 to June 30, 2006, primarily due to the acquisition of 44 self-storage facilities during the first half of 2006.
     Additionally, deferred revenue increased $1.4 million during the six months ended June 30, 2006, primarily due to the acquisition of 44 self-storage facilities during the same period.

Contractual Obligations
     The following table summarizes our known contractual obligations as of June 30, 2006:

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(Dollars in thousands)
Revolving Credit Facility	$88,000	$—	$—	$88,000	$—
Loans and Notes Payable	682,974	107,144	43,821	206,055	325,954
Interest Payments	174,436	19,160	71,042	49,461	34,773
Contractual Capital Lease Obligations	33	16	17	—	—
Ground Leases and Third Party Office Lease	596	78	224	94	200
Related Party Office Leases	4,030	234	942	906	1,948
Employment Contracts	4,936	935	2,645	956	400

Total	$955,005	$127,567	$118,691	$345,472	$363,275

     We expect that the contractual obligations due in 2006 will be satisfied from the refinancing of two existing loans in 2006, out of cash generated from operations and, if required, draws on our revolving credit facility. Subsequent to June 30, 2006, two executives of the Company were terminated. As a result, obligations related to Employment Contracts that will come due in 2007 will be accelerated into 2006 that are not reflected in the above table. Additionally, the Company entered into another employment agreement with a new executive such that obligations under Employment Contracts will increase in 2006 and 2007.
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
     Effect of Changes in Interest Rates on our Outstanding Debt
          As of June 30, 2006, the Company had approximately $88.0 million of variable rate debt outstanding (representing approximately 11.4% of its total debt). Based upon the balances outstanding on variable rate debt at June 30, 2006, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $0.9 million annually. The Company does not currently use derivative financial instruments to reduce our exposure to changes in interest rates.
          As of June 30, 2006, the Company had approximately $685.4 million of fixed rate debt outstanding (representing approximately 88.6 % of total debt). A change in the interest rates on fixed rate debt generally impacts the fair value of the debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based upon current lending rates, assuming debt is outstanding through maturity or expected refinancing dates. At June 30, 2006, the fair value of the Company’s long term fixed rate debt was estimated to be $661.5 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $19.4 million at June 30, 2006. A 100 basis point decrease in interest rates would result in an increase in the fair value of this fixed rate debt of approximately $20.4 million at June 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          An evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control Over Financial Reporting
          There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS
          The following paragraph supplements the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.
Our insurance coverage may not comply fully with certain loan requirements.
          We maintain comprehensive insurance on each of our self-storage facilities in amounts sufficient to permit replacement of the property, subject to applicable deductibles. Certain of our properties secure our mortgage-backed debt, some of which was assumed in connection with our acquisition of facilities, that requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment. We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants. If we cannot comply with a lender’s requirements in any respect, the lender could declare a default that could affect our ability to obtain future financing and could have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing. In addition, we may be required to self-insure against certain losses or the Company’s insurance costs may increase.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          At the Company’s Annual Meeting of Shareholders held on May 25, 2006, holders of the Company’s common shares elected Robert J. Amsdell, Barry L. Amsdell, Thomas A. Commes, John C. Dannemiller, William M. Diefenderfer III, Harold S. Haller, Dean Jernigan and David J. LaRue as trustees to serve one-year terms expiring at the 2007 Annual Meeting of Shareholders.
Following are the final results of the votes cast:

	For	Withheld
Robert J. Amsdell	53,258,471	675,880
Barry L. Amsdell	50,743,774	3,190,577
Thomas A. Commes	53,315,550	618,801
John C. Dannemiller	53,604,055	330,296
William M. Diefenderfer	50,800,896	3,133,455
Harold S. Haller	53,604,874	329,477
Dean Jernigan	50,796,395	3,137,956
David J. LaRue	53,195,970	738,381
ITEM 6. EXHIBITS

10.1+	Employment Agreement dated as of June 5, 2006 by and between U-Store-It Trust and Christopher P. Marr.

10.2+	Indemnification Agreement dated June 5, 2006 by and between U-Store-It Trust, U-Store-It, L.P. and Christopher P. Marr.

10.3+	Noncompetition Agreement dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr.

10.4+	Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr.

10.5+	Restricted Share Agreement dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr.

10.6*+	Employment Agreement dated as of April 24, 2006 by and between U-Store-It Trust and Dean Jernigan incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2006.

10.7*+	Indemnification Agreement dated April 24, 2006 by and between U-Store-It Trust, U-Store-It, L.P. and Dean Jernigan incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.8*+	Noncompetition Agreement dated as of April 24, 2006, by and between U-Store-It Trust and Dean Jernigan incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.9*+	Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.10*	Agreement for Sale and Purchase, dated as of April 3, 2006, by and among JPG 3595 Anderson Farm, LLC, JPG 1350 N. 1st Street, L.P., JPG 1236 Texas Street, L.P., JPG 201 N. I-35 L.P., JPG 6446 East Main, LLC, JPG 5411 West Broad, LLC, JPG 3300 Southwest LLC, JPG 5252 Nike Drive, LLC, JPG 43 Old Olden, LLC, and U-Store-It, L.P. incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.11*+	Amended and Restated Employment Agreement, dated as of April 24, 2006, by and between U-Store-It Trust and Robert J. Amsdell incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 24, 2006.

10.12*+	Employment Agreement dated as of July 10, 2006 by and between U-Store-It Trust and Steven R. Nichols incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

10.13*+	Restricted Share Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Steven R. Nichols incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

10.14*+	Indemnification Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Steven R. Nichols incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

10.15*+	Noncompetition Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Steven R. Nichols incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 10, 2006.

10.16*+	Noncompetition Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Steven R. Nichols incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed on July 13, 2006.

10.17*+	Separation Agreement, dated August 1, 2006, by and between U-Store-It Trust and Tedd D. Towsley incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 7, 2006.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

+	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 8, 2006

U-STORE-IT TRUST
By:	/s/ CHRISTOPHER P. MARR
Christopher P. Marr
Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer and Principal Accounting Officer of Registrant)