Form 10-Q
period 2006-09-30
U-Store-It Trust
filed 2006-11-09
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 8, 2006

common stock, $.01 par value	57,335,490

U-STORE-IT TRUST
Note the financial statements covered in this report contain the results of operations and financial condition of U-Store-It Trust (“we”, “us”, “our” or the “Company”) for the three and nine months ended September 30, 2006 and 2005.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except par value amounts)
(unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Storage facilities—net	$1,577,971	$1,246,295
Cash and cash equivalents	15,900	201,098
Restricted cash	14,714	14,672
Loan procurement costs—net of amortization	7,541	10,437
Other assets	8,332	8,631
Due from related parties	307	355

TOTAL ASSETS	$1,624,765	$1,481,488

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES
Revolving credit facility	$170,500	$—
Loans payable	693,694	669,282
Accounts payable and accrued expenses	22,465	18,854
Due to related party	103	74
Distributions payable	18,184	16,624
Deferred revenue	10,365	8,857
Security deposits	682	685

Total Liabilities	915,993	714,376
COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTERESTS	58,962	64,108
SHAREHOLDERS’ EQUITY
Common shares, $.01 par value, 200,000,000 shares authorized, 57,295,490 and 57,010,162 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	573	570
Additional paid in capital	797,039	793,687
Accumulated deficit	(147,802)	(91,253)

Total shareholders’ equity	649,810	703,004

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,624,765	$1,481,488

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars and shares in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
REVENUES:
Rental income	$52,562	$38,561	$147,444	$97,638
Other property related income	3,844	2,742	10,563	7,164

Total revenues	56,406	41,303	158,007	104,802
OPERATING EXPENSES:
Property operating expenses	21,978	14,651	61,792	37,426
Property operating expenses — related party	15	11	47	46
Depreciation	16,405	10,868	46,811	27,633
Asset write-off	307	—	307	—
General and administrative	7,289	3,494	16,810	9,444
General and administrative — related party	73	192	523	496

Total operating expenses	46,067	29,216	126,290	75,045
OPERATING INCOME	10,339	12,087	31,717	29,757
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(12,009)	(9,706)	(32,986)	(22,655)
Loan procurement amortization expense	(529)	(570)	(1,505)	(1,328)
Write-off of loan procurement cost due to early extinguishment of debt	—	—	(1,273)	—
Interest income	95	80	1,138	137
Other	(13)	(31)	(73)	(74)

Total other expense	(12,456)	(10,227)	(34,699)	(23,920)

INCOME (LOSS) BEFORE MINORITY INTERESTS	(2,117)	1,860	(2,982)	5,837
MINORITY INTERESTS	176	(195)	249	(351)

NET INCOME (LOSS)	$(1,941)	$1,665	$(2,733)	$5,486

Basic earnings (loss) per share	$(0.03)	$0.04	$(0.05)	$0.15
Diluted earnings (loss) per share	$(0.03)	$0.04	$(0.05)	$0.15

Weighted-average basic shares outstanding	57,351	37,492	57,308	37,492

Weighted-average diluted shares outstanding	57,351	37,634	57,308	37,554

Distributions declared per common share and unit	$0.29	$0.28	$0.87	$0.84

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,733)	$5,486
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,316	28,961
Asset write-offs	319	—
Equity compensation expense	987	609
Accretion of fair market value of debt	(582)	(150)
Early extinguishment of debt	1,273	—
Minority interests	(249)	351
Gain on sale of assets	(4)	(10)
Changes in other operating accounts:
Other assets	(1,882)	(4,932)
Accounts payable and accrued expenses	3,146	6,214
Other liabilities	(359)	231

Net cash provided by operating activities	48,232	36,760
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions, additions and improvements to storage facilities	(305,385)	(268,225)
Acquisitions, additions and improvements to storage facilities — related party	(37,414)	(10,874)
Net proceeds from sales of assets	42	561
Insurance settlements	1,712	—
Increase in restricted cash	(42)	(5,782)

Net cash used in investing activities	(341,087)	(284,320)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from:
Revolving credit facility	170,500	176,800
Loans payable	—	160,000
Short-term financing	30,000	—
Principal payments on:
Revolving credit facility	—	(68,500)
Loans payable	(9,457)	(1,982)
Short term financing	(30,000)	—
Capital lease obligations	(31)	(84)
Shareholder distributions	(49,934)	(28,527)
Minority interest distributions	(4,523)	(1,121)
Loan procurement costs	(1,237)	(2,697)
Proceeds from exercise of stock options	2,339	—

Net cash provided by financing activities	107,657	233,889

NET DECREASE IN CASH	(185,198)	(13,671)
CASH AND CASH EQUIVALENTS—Beginning of period	201,098	28,485

CASH AND CASH EQUIVALENTS—End of period	$15,900	$14,814

Supplemental disclosure of non-cash activities:
Storage facilities acquired through the issuance of limited partnership units in the operating partnership	$—	$68,594

Storage facilities acquired through the assumption of a mortgage loan	$34,451	$94,296

Other assets and liabilities (net) acquired as part of storage facility acquisitions	$2,032	$1,223

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION
     U-Store-It Trust (“we” or the “Company”) was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (the “Amsdell Entities” or the “Predecessor”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares. In October 2005, the Company completed a follow on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares. The Company owns approximately 92% of the aggregate partnership interests in U-Store-It, L.P. (the “Operating Partnership”) at September 30, 2006. The Company is a real estate company engaged in the business of owning, acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases and is operated as a real estate investment trust (“REIT”), for federal income tax purposes. All of the Company’s assets are held by, and operations are conducted through, the operating partnership and its subsidiaries. Through the operating partnership, the Company owns and manages 399 and 339 storage facilities as of September 30, 2006 and December 31, 2005, respectively.
2. SIGNIFICANT ACCOUNTING POLICIES
     Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 001-32324), as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results of operations to be expected for any future period or the full year.
     Reclassifications – Certain prior year amounts have been reclassified to conform to current year presentation.
3. STORAGE FACILITIES
     The following summarizes the real estate assets of the Company as of:

	September 30,	December 31,
Description	2006	2005
	(Dollars in thousands)
Land	$412,051	$301,188
Buildings and improvements	1,182,966	958,759
Equipment	168,322	125,456
Construction in progress	1,770	1,383

Total	1,765,109	1,386,786
Less accumulated depreciation	(187,138)	(140,491)

Storage facilities—net	$1,577,971	$1,246,295

     The following table summarizes the acquisitions the Company completed during the three months ended September 30, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price
		(In thousands)		(Dollars in millions)
Balance — Beginning of period		24,221	383
Jernigan — Portfolio (1)	July 27	664	9	$44.9
U-Stor — Portfolio (2)	August 4	63	1	3.4
Bailes — Portfolio	August 8	216	3	15.6
In and Out (3)	August 17	128	1	7.4
Texas – Portfolio	September 27	142	2	12.0
Other (4)		2	—	—

Balance — End of period		25,436	399	$83.3

     The above acquisitions are included in the Company’s results of operations from the date of acquisition.

(1)	The purchase price included the assumption of approximately $7.4 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.4) million.

(2)	The purchase price included the assumption of approximately $2.0 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.1) million.

(3)	The purchase price included the assumption of approximately $4.6 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.1) million.

(4)	The Company added approximately 2,000 net rentable square feet at its existing facilities during the three months ended September 30, 2006.
4. REVOLVING CREDIT FACILITY
     In February 2006, the Company and the operating partnership entered into a new three-year $250.0 million revolving credit facility, replacing the Company’s existing $150.0 million facility, which had no outstanding balance as of December 31, 2005. The revolving credit agreement is scheduled to terminate in February 2009 with a one-year extension option. As of September 30, 2006, the outstanding balance on the facility was $170.5 million. The terms of the new agreement allow the Company to increase the credit limit up to $350.0 million if necessary, at a later date. Under the terms of the agreement, the Company is required to satisfy certain financial coverage ratios and operating covenants, including a maximum leverage ratio and interest coverage ratio, all of which the Company was in compliance with as of September 30, 2006. Borrowings under the new facility bear interest, at the Company’s option, at either an alternative base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.15% to 0.60% depending on the Company’s leverage ratio. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 1.15% to 1.60% based on the Company’s leverage ratio. The facility’s interest rate was 6.63% at September 30, 2006, which consisted of LIBOR at a rate of 5.33% with a spread of 1.30% . The credit facility requires a commitment fee based on the unused portion of the credit facility, which was 0.25% at September 30, 2006. The credit facility is unsecured; however, it requires that the Company maintain a minimum “borrowing base” of properties. As of September 30, 2006, the Company had availability of approximately $79.5 million under this revolving credit facility.
5. LOANS AND NOTES PAYABLE
     In July 2006, YSI VII LLC (“YSI VII”), an indirect subsidiary of the Company, assumed a $3.4 million fixed rate mortgage loan in connection with the acquisition of the Jernigan Portfolio, Bank of America as the lender, which requires monthly debt service payments until June 2013. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 5.50% and matures in June 2013. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to fair value of approximately $3.2 million at an effective interest rate of 6.50%. This mortgage loan requires YSI VII to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.

     In July 2006, YSI VIII LLC (“YSI VIII”), an indirect subsidiary of the Company, assumed a $1.9 million fixed rate mortgage loan with Bank of America as the lender in connection with the acquisition of the Jernigan Portfolio, which requires monthly debt service payments until June 2013. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 5.50% and matures in June 2013. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to fair value of approximately $1.8 million at an effective interest rate of 6.50%. This mortgage loan requires YSI VIII to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     In July 2006, YSI IX LLC (“YSI IX”), an indirect subsidiary of the Company, assumed a $2.1 million fixed rate mortgage loan with Bank of America as the lender in connection with the acquisition of the Jernigan Portfolio, which requires monthly debt service payments until June 2013. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 5.50% and matures in June 2013. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to fair value of approximately $2.0 million at an effective interest rate of 6.50%. This mortgage loan requires YSI IX to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     In August 2006, YSI XV LLC (“YSI XV”), an indirect subsidiary of the Company, assumed a $2.0 million fixed rate mortgage loan with Wachovia as the lender in connection with the acquisition of U-Stor, which requires monthly debt service payments until January 2015. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 5.60% and matures in January 2015. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to fair value of approximately $1.9 million at an effective interest rate of 6.41%. This mortgage loan requires YSI XV to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     In August 2006, YSI XVII LLC (“YSI XVII”), an indirect subsidiary of the Company, assumed a $4.6 million fixed rate mortgage loan with GEMSA as the lender in connection with the acquisition of In and Out, which requires monthly debt service payments until June 2013. The mortgage loan, which is secured by one of the Company’s self-storage facilities, bears interest at 5.72% and matures in June 2013. Since the debt was assumed at below market rates, the assumed debt was adjusted as part of the purchase price allocation to fair value of approximately $4.5 million at an effective interest rate of 6.32%. This mortgage loan requires YSI XVII to establish reserves relating to the mortgaged facilities for replacements, repairs, real estate taxes and insurance. The operating partnership is a guarantor under this mortgage loan with respect to certain exceptions to the non-recourse provisions of the loan.
     The Company’s mortgage loans and notes are summarized as follows:

	Interest	September 30,	December 31,
	Rate	2006	2005
		(Dollars in thousands)
Loans due November 2006 (see note 10)	8.16%	$64,177	$65,090
Loans due December 2006 (see note 10)	7.13%	38,539	39,132
Loans due November 2009	5.085%	88,727	89,870
Loans due May 2010	5.19%	88,750	89,872
Loans due January 2011	5.325%	88,779	89,875
Loans due August 2012	5.13%	80,000	80,000
Loans due September 2012	4.96%	80,000	80,000
Loans due November 2015	5.97%	71,383	72,352
Other fixed rate mortgage loans payable with maturity dates ranging from 2007 through 2015 at effective interest rates ranging from 5.00% to 6.50%, reflecting 24 mortgage loans at September 30, 2006 and 17 mortgage loans at December 31, 2005	5.47% to 8.96%	91,614	59,588
Other notes	5.97%	138	162

		692,107	665,941
Fair value adjustment on assumed indebtedness and notes, net		1,587	3,341

Total		$693,694	$669,282

     As of September 30, 2006 and December 31, 2005, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $959 million and $910 million, respectively.

     The following table represents the future principal payment requirements on the outstanding mortgage loans at September 30, 2006:

Year	September 30, 2006
(Dollars in thousands)
2006	$104,850
2007	24,876
2008	16,961
2009	94,302
2010	112,346
2011 and thereafter	338,772

Total	$692,107

6. MINORITY INTERESTS
     Minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at September 30, 2006 and December 31, 2005, amounted to approximately 8%.
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
     In conjunction with the July 2005 acquisition of 71 self-storage facilities from National Self Storage and the Schomac Group, Inc., the Company paid approximately $214.5 million which included $69.7 million in cash, assumed $83.0 million of indebtedness and issued 3,674,497 operating partnership units valued at $61.8 million. As provided in the partnership agreement of the operating partnership, these units are redeemable by unitholders for cash or, at the Company’s option, common shares on a one-for-one basis. During the second quarter the Company received a redemption notice from certain unitholders. The Company intends to register these shares during the remainder of 2006 or in the first quarter of 2007.
7. RELATED PARTY TRANSACTIONS
     Acquisition of Facilities
     In connection with the IPO, the Company entered into an option agreement with Rising Tide Development, a company owned and controlled by Robert J. Amsdell, the Company’s Chairman, and Barry L. Amsdell, one of its trustees, to acquire 18 self-storage facilities, consisting, as of September 30, 2006, of 14 facilities owned by Rising Tide Development, one facility which Rising Tide Development has the right to acquire from unaffiliated third parties and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. None of the remaining self-storage facilities that the Company has the option to purchase met the occupancy requirement as of September 30, 2006.
     The Company acquired nine self-storage facilities from Jernigan Property Group on July 27, 2006 for consideration of approximately $45.3 million. Our President and Chief Executive Officer, Mr. Jernigan, serves as President of Jernigan Property Group and has a 20% beneficial interest in eleven self-storage properties partially owned by Jernigan Property Group and related companies and partnerships. Mr. Jernigan has agreed that he will not expand his interest, ownership or activity in the self-storage business beyond these eleven facilities. In accordance with the contract signed April 3, 2006 our operating partnership entered into an agreement to acquire nine of these self-storage facilities. Given Mr. Jernigan’s appointment as a trustee and the President and Chief Executive Officer of the Company on April 24, 2006, this transaction was subject to review and final approval by a majority of the independent members of the Company’s Board of Trustees. Mr. Jernigan has discontinued all involvement in the day-to-day management or operation of the Jernigan Property Group facilities.

Management Services
     Effective October 27, 2004, YSI Management LLC, one of our wholly owned subsidiaries, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million and $0.3 million, respectively, for each of the three months and nine months, ended September 30, 2006 and 2005. Accounts receivable from Rising Tide Development at September 30, 2006 and December 31, 2005, were approximately $0.3 million and $0.4 million, respectively, and is included in “Due From Related Parties”. This receivable represents expenses paid on behalf of Rising Tide Development by YSI Management LLC that will be reimbursed under standard business terms. Additionally, U-Store-It Mini Warehouse Co., another of the Company’s wholly owned subsidiaries, entered into a marketing and ancillary services contract with Rising Tide Development to provide marketing and various additional services to the option facilities. In return for these services, U-Store-It Mini Warehouse Co. retains all the profits from these services. Fees earned from this management contract were approximately $0.1 million for each of the three months ended September 30, 2006 and 2005 respectively, and $0.3 million and $0.2 million for the nine months ended September 30, 2006 and 2005, respectively.
     In 2004, our Predecessor engaged Amsdell Construction, a company owned 50% by Robert J. Amsdell and 50% by Barry L. Amsdell, to rebuild a South Carolina facility destroyed by fire in 2004 and to complete a build out under one of our office leases. The total payments incurred by the Company to Amsdell Construction for the three and nine months ended September 30, 2006, respectively was approximately $10,875 and $41,764, respectively. Total payments incurred for the three and nine months ended September 30, 2005, were $0.0 million and $0.3 million, respectively.
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
     The total amount of lease payments incurred under these office leases for the three and nine months ended September 30, 2006 was approximately $0.2 million, and $0.4 million, respectively. For the three and nine months ended September 30, 2005, lease payments incurred were $0.1 million and $0.3 million, respectively.
     Total future minimum rental payments under the related party lease agreements entered into as of September 30, 2006 are as follows:

Related Party
Amount
(Dollars in thousands)
2006	$117
2007	474
2008	468
2009	453
2010	453
2011 and thereafter	1,948

Total	$3,913

     The Company bills Amsdell and Amsdell for the cost of certain services. As of September 30, 2006 and December 31, 2005, the Company recorded a receivable of $3,961 and $10,172, respectively.

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
     Under the Aircraft Lease with Aqua Sun, the operating partnership leased for corporate use from time to time an airplane owned by Aqua Sun. Under the terms of the Aircraft Lease, the operating partnership leased use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun was responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the operating partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated at June 30, 2006. The total amount incurred for such aircraft charters described above by the Company for the three months ended September 30, 2006 and 2005 was approximately $0.0 million and $0.1 million, respectively, and for the nine months ended September 30, 2006 and 2005 was $0.1 million and $0.3 million, respectively.
     Other
     The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments were incurred by the Company to Dunlevy Building Systems Inc. for the three months ended September 30, 2006 and 2005 were approximately $0 and $17,000, respectively, and for the nine months ended September 30, 2006 and 2005 were $19,028 and $22,000, respectively.
     The Company engaged Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The total payments incurred by the Company to Deborah Dunlevy Designs for the three months and nine months ended September 30, 2005 were approximately $0 and $56,000, respectively. There were no payments made during the nine months ended September 30, 2006.
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
     The Company intends to register the aforementioned shares during the remainder of 2006 or the first quarter of 2007. Additionally, certain operating partnership units issued in conjunction with the acquisition of self-storage facilities from National Self Storage will be exchanged for shares in accordance with its purchase agreement.

8. PRO FORMA FINANCIAL INFORMATION
     During the nine months ended September 30, 2006, the Company acquired 60 self-storage facilities for an aggregate purchase price of approximately $363.2 million. The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect as if the acquisitions and related assumed indebtedness each had occurred on January 1, 2005.
     The unaudited condensed consolidated pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.
     The following table summarizes, on a pro forma basis, our consolidated results of operations for the three and nine months ended September 30, 2006 and 2005 based on the assumptions described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Pro forma total revenues	$57,315	$50,532	$167,010	$113,805
Pro forma net income (loss)	$(2,067)	$1,136	$(4,612)	$3,472
Pro forma diluted earnings (loss) per share	$(0.04)	$0.03	$(0.08)	$0.09
9. STAFF ACCOUNTING BULLETIN NO. 108
     In September 2006, SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Adjustments made under this pronouncement are reflected in the opening balance of shareholders’ equity in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The SAB allows for the adjustment to be made through a cumulative effect transition. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged.
     Effective September 30, 2006 the Company early adopted SAB 108. Upon the Company assessing the impact of SAB 108 on its condensed consolidated financial statements, the Company determined that an immaterial error corrected in the second quarter of 2006 related to rental income and errors related to loan procurement costs and workers compensation expense which were deemed to be immaterial individually and in the aggregate under the Company’s previous error assessment methodology, were material under the provisions of SAB 108. In accordance with SAB 108, the Company has adjusted its opening accumulated deficit for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 (included in the nine months ended September 30, 2006 in the accompanying condensed consolidated financial statements) for the items described below.
     Loan Procurement Costs
     The Company adjusted its opening accumulated deficit for 2006 and its financial results for the first two quarters of 2006 to reflect a change in amortization period of certain loan procurement costs, associated with debt instruments with increasing interest rates that originated in 2000 and 2001. The loan procurement costs were being amortized over a period inconsistent with the determination of the debt instruments’ interest cost.
     Rental Income
     The Company adjusted its opening accumulated deficit for 2006 and its financial results for the first two quarters of 2006 for adjustments to certain tenant receivable transactions. During the second quarter 2006, the Company identified an immaterial accounting error related to certain tenant receivable transactions. The misstatement related to the period in which the revenue related to certain tenants had been recognized and it originated in 2005.

     Workers Compensation
     The Company adjusted its opening accumulated deficit for 2006 and its financial results for the first two quarters of 2006 for adjustments to unrecorded workers compensation expense from 2004 and 2005. The workers compensation expense had been understated as a result of erroneous information used to calculate expense in the 2004 and 2005 timeframe.
     Impact of Adjustments
     The impact of each of the items noted above on fiscal 2006 opening shareholders’ equity and accumulated deficit and on net loss for the first and second quarters of fiscal 2006 is presented below (dollars in thousands):

	Loan
	Procurement	Rental	Workers
	Costs	Income	Compensation	Total
Cumulative effect on shareholders’ equity as of January 1, 2006	$(1,243)	$(946)	$(257)	$(2,446)
Cumulative effect on accumulated deficit as of January 1, 2006	$(1,243)	$(946)	$(257)	$(2,446)
Effect on:
Net loss for the three months ended March 31, 2006	$(62)	$75	$(52)	$(39)
Net loss for the three months ended June 30, 2006	$(62)	$871	$(56)	$753
Net loss for the six months ended June 30, 2006	$(124)	$946	$(108)	$714

	Previously		As
	Reported	Adjustment	Adjusted
As of and for the three months ended March 31, 2006

Balance Sheet
Loan procurement costs — net of amortization	$9,714	$(1,424)	$8,290
Other assets	$8,983	$(950)	$8,033
Total Assets	$1,512,329	$(2,374)	$1,509,955
Accounts payable and accrued expenses	$16,206	$517	$16,723
Total Liabilities	$763,433	$517	$763,950
Minority interests	$62,295	$(241)	$62,054
Accumulated deficit	$(109,492)	$(2,650)	$(112,142)
Total shareholders’ equity	$686,601	$(2,650)	$683,951
Total Liabilities and Shareholders’ Equity	$1,512,329	$(2,374)	$1,509,955
Statement of Operations
Rental income	$45,027	$82	$45,109
Total revenues	$48,128	$82	$48,210
Property operating expenses	$18,860	$57	$18,917
Total operating expenses	$39,118	$57	$39,175
Operating income	$9,010	$25	$9,035
Loan procurement amortization expense	$(395)	$(67)	$(462)
Total other expense	$(10,742)	$(67)	$(10,809)
Income (loss) before minority interest	$(1,732)	$(42)	$(1,774)
Minority interests	$145	$3	$148
Net loss	$(1,587)	$(39)	$(1,626)
Diluted loss per share	$(0.03)	$—	$(0.03)
Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(1,587)	$(39)	$(1,626)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$15,067	$67	$15,134
Minority interests	$(145)	$(3)	$(148)
Changes in other operating accounts
Other assets	$(1,947)	$(82)	$(2,029)
Accounts payable and accrued expenses	$(2,635)	$57	$(2,578)

As of and for the three months ended June 30, 2006

Balance Sheet
Loan procurement costs — net of amortization	$9,298	$(1,491)	$7,807
Other assets	$7,734	$—	$7,734
Total Assets	$1,551,179	$(1,491)	$1,549,688
Accounts payable and accrued expenses	$19,262	$578	$19,840
Total liabilities	$820,342	$578	$820,920
Minority interests	$60,759	$(172)	$60,587
Accumulated deficit	$(126,181)	$(1,897)	$(128,078)
Total shareholders’ equity	$670,078	$(1,897)	$668,181
Total Liabilities and Shareholder’s Equity	$1,551,179	$(1,491)	$1,549,688
Statement of Operations
Rental Income	$48,822	$949	$49,771
Total revenues	$52,440	$949	$53,389
Property operating expenses	$20,954	$61	$21,015
Total operating expenses	$41,105	$61	$41,166
Operating income	$11,335	$888	$12,223
Loan procurement amortization expense	$(447)	$(67)	$(514)
Total other expense	$(11,367)	$(67)	$(11,434)
Income (loss) before minority interest	$(32)	$821	$789
Minority interests	$2	$(68)	$(66)
Net income (loss)	$(30)	$753	$723
Diluted earnings (loss) per share	$—	$0.01	$0.01

As of and for the six months ended June 30, 2006

Balance Sheet
Loan procurement costs — net of amortization	$9,298	$(1,491)	$7,807
Other assets	$7,734	$—	$7,734
Total Assets	$1,551,179	$(1,491)	$1,549,688
Accounts payable and accrued expenses	$19,262	$578	$19,840
Total liabilities	$820,342	$578	$820,920
Minority interests	$60,759	$(172)	$60,587
Accumulated Deficit	$(126,181)	$(1,897)	$(128,078)
Total shareholders’ equity	$670,078	$(1,897)	$668,181
Total Liabilities and Shareholder’s Equity	$1,551,179	$(1,491)	$1,549,688
Statement of Operations
Rental Income	$93,849	$1,031	$94,880
Total revenues	$100,568	$1,031	$101,599
Property operating expenses	$39,814	$118	$39,932
Total operating expenses	$80,223	$118	$80,341
Operating income	$20,345	$913	$21,258
Loan procurement amortization expense	$(842)	$(134)	$(976)
Total other expense	$(11,367)	$(67)	$(11,434)
Income (loss) before minority interest	$(22,109)	$(134)	$(22,243)
Minority interests	$(1,764)	$779	$(985)
Net loss	$(1,617)	$714	$(903)
Diluted loss per share	$(0.03)	$0.01	$(0.02)
Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(1,617)	$714	$(903)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	$21,248	$134	$31,382
Minority interests	$(147)	$65	$(82)
Changes in other operating accounts
Other assets	$(350)	$(1,301)	$(1,381)
Accounts payable and accrued expenses	$112	$118	$230

10. SUBSEQUENT EVENTS
     In October 2006, the Company repaid its 7.13% mortgage, for USI II a wholly-owned subsidiary, that had total principal outstanding of approximately $38.5 million. The debt was paid from proceeds obtained by drawing on the Company’s existing revolving credit facility.
     In November 2006, the Company entered into a 30-day, unsecured $50.0 million bridge loan agreement with Wachovia Bank, National Association as the lender. The term loan bears interest at a variable rate of LIBOR plus 115 basis points. The proceeds of the $50.0 million bridge loan combined with borrowings under the Company’s revolving credit facility were used to repay its 8.16% mortgage, for Acquiport III a wholly-owned subsidiary, that had total principal outstanding of approximately $64.1 million in November 2006.

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
OVERVIEW
     The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. At September 30, 2006 and December 31, 2005, the Company owned 399 and 339 self-storage facilities and related assets, respectively, totaling approximately 25.4 million and 20.8 million rentable square feet, respectively.
     On October 27, 2004, the Company completed its IPO, pursuant to which it sold an aggregate of 28,750,000 common shares. On October 7, 2005, the Company completed a follow on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares.
     The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results depend on the ability of our customers to make required rental payments to us. We believe that our decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control, allows us to respond quickly and effectively to changes in local market conditions, including increasing rents while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.
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
     The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities. The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois, New Jersey and Texas provided approximately 19.9%, 15.9%, 7.1%, 6.4% and 6.4%, respectively, of total revenues for the nine months ended September 30, 2006.
Summary of Critical Accounting Policies and Estimates
     Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the unaudited condensed consolidated financial statements. These policies have not changed since the Company filed its Annual Report on Form 10-K for the year ended December 31, 2005 with the SEC. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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
     In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired properties are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles. The Company also considers whether the in-place, at-market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at-market leases as of September 30, 2006. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.
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
     Share Based Compensation
     We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has recognized compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded in 2005 to our chairman vest immediately upon his retirement from the Company as he has reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance was expensed fully at the grant date. Compensation expense recorded for the three and nine months ended September 30, 2006 was approximately $0.6 million and $1.0 million, respectively. Compensation expense recorded during the prior year was $0.2 million and $0.6 million for the three months and nine months ended September 30, 2005, respectively.
     Recent Accounting Pronouncements
     In September 2006, SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. Adjustments made under this pronouncement are reflected on the opening balance sheet of shareholders’ equity in the year of adoption. SAB 108 also requires the adjustment of any prior quarterly financial statements within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. Such adjustments do not require previously filed reports with the SEC to be amended. The SAB allows for the adjustment to be made through a cumulative effect transition. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged.
     Effective September 30, 2006 the Company early adopted SAB 108. Upon the Company assessing the impact of SAB 108 on its condensed consolidated financial statements, the Company determined that an immaterial error corrected in the second quarter of 2006 related to rental income and errors related to loan procurement costs and workers compensation expense which were deemed to be immaterial individually and in the aggregate under the Company’s previous error assessment methodology, were material under the provisions of SAB 108. In accordance with SAB 108, the Company has adjusted its opening accumulated deficit for fiscal 2006 and its financial results for the first two quarters of fiscal 2006 (included in the nine months ended September 30, 2006 in the accompanying unaudited condensed consolidated financial statements).

     Impact of Adjustments
     The impact of each of the items noted above on fiscal 2006 opening shareholders’ equity and accumulated deficit and on net loss for the first and second quarters of fiscal 2006 is presented below (dollars in thousands):

	Loan Procurement	Rental	Workers
	Costs	Income	Compensation	Total
Cumulative effect on shareholders’ equity as of January 1, 2006	$(1,243)	$(946)	$(257)	$(2,446)
Cumulative effect on accumulated deficit as of January 1, 2006	$(1,243)	$(946)	$(257)	$(2,446)
Effect on:
Net loss for the three months ended March 31, 2006	$(62)	$75	$(52)	$(39)
Net loss for the three months ended June 30, 2006	$(62)	$871	$(56)	$753
Net loss for the six months ended June 30, 2006	$(124)	$946	$(108)	$714
     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement is effective for fiscal years beginning after December 31, 2007. The Company is in the process of determining the impact of this Statement on the Company’s consolidated financial statements.

     In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening accumulated deficit. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
Results of Operations
     The following discussion of the results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.
     Acquisition and Development Activities
     The comparability of the Company’s results of operations is significantly affected by development, redevelopment and acquisition activities in 2006 and 2005. At September 30, 2006 and September 30, 2005, the Company owned interests in 399 and 236 self-storage facilities and related assets, respectively.
     The following table summarizes the acquisitions that the Company completed during the three months ended September 30, 2006:

	Date of	Rentable
Facility/Portfolio	Acquisition	Square Feet	Number of Facilities	Purchase Price
		(In thousands)		(Dollars in millions)
Balance — Beginning of period		24,221	383
Jernigan— Portfolio (1)	July 27	664	9	$44.9
U-Stor— Portfolio (2)	August 4	63	1	3.4
Bailes— Portfolio	August 8	216	3	15.6
In and Out (3)	August 17	128	1	7.4
Texas – Portfolio	September 27	142	2	12.0
Other (4)		2	—	—

Balance — End of period		25,436	399	$83.3

     The above acquisitions are included in the Company’s results of operations from and after the date of acquisition.

(1)	The purchase price included the assumption of approximately $7.4 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.4) million.

(2)	The purchase price included the assumption of approximately $2.0 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.1) million.

(3)	The purchase price included the assumption of approximately $4.6 million of indebtedness. The debt was adjusted using market rates and the effect of the adjustment was approximately $(0.1) million.

(4)	The Company added approximately 2,000 net rentable square feet at its existing facilities during the three months ended September 30, 2006.

          A comparison of income (loss) before minority interests for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three months ended September 30,		Nine months ended September 30
	2006	2005	2006	2005
		(Dollars in thousands)
REVENUES:
Rental income	$52,562	$38,561	$147,444	$97,638
Other property related income	3,844	2,742	10,563	7,164

Total revenues	56,406	41,303	158,007	104,802
OPERATING EXPENSES:
Property operating expenses	21,978	14,651	61,792	37,426
Property operating expenses — related party	15	11	47	46
Depreciation	16,405	10,868	46,811	27,633
Asset write-off	307	—	307	—
General and administrative	7,289	3,494	16,810	9,444
General and administrative — related party	73	192	523	496

Total operating expenses	46,067	29,216	126,290	75,045
OPERATING INCOME	10,339	12,087	31,717	29,757
OTHER INCOME (EXPENSE):
Interest:
Interest expense on loans	(12,009)	(9,706)	(32,986)	(22,655)
Loan procurement amortization expense	(529)	(570)	(1,505)	(1,328)
Write-off of loan procurement costs	—	—	(1,273)	—
Interest income	95	80	1,138	137
Other	(13)	(31)	(73)	(74)

Total other expense	(12,456)	(10,227)	(34,699)	(23,920)

INCOME (LOSS) BEFORE MINORITY INTERESTS	$(2,117)	$1,860	$(2,982)	$5,837

     Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005
     Total Revenues
          Rental income increased from $38.6 million for the three months ended September 30, 2005 to $52.6 million for the three months ended September 30, 2006, an increase of $14.0 million, or 36.3%. This increase is primarily attributable to (i) the acquisition of 19 facilities in the last three months of 2005 and 60 facilities in the first nine months of 2006 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $1.1 million (see “Same-Store Facility Results” below). Additionally, the Company recorded approximately $0.2 million of revenue from business interruption insurance settlements received during the three months ended September 30, 2006.
          Other property related income increased from $2.7 million for the three months ended September 30, 2005 to $3.8 million for the three months ended September 30, 2006, an increase of $1.1 million, or 40.2%. This increase is primarily attributable to the acquisition of 19 facilities in the last three months of 2005 and 60 facilities during the first nine months of 2006.
     Total Operating Expenses
          Property operating expenses increased from $14.7 million for the three months ended September 30, 2005 to $22.0 million for the three months ended September 30, 2006, an increase of $7.3 million, or 50.0%. This increase is primarily attributable to (i) the acquisition of 19 facilities in the last three months of 2005 and 60 facilities in the first nine months of 2006 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $1.7 million (see “Same-Store Facility Results” below).
          General and administrative costs increased from $3.7 million for the three months ended September 30, 2005 to $7.4 million for the three months ended September 30, 2006, an increase of $3.7 million, or 100%. The increase related primarily to severance costs of approximately $2.1 million, of which $0.5 million were non-cash, related to a Company restructuring of certain management positions. Additionally, the Company incurred higher payroll related expenses of approximately $0.8 million, increased audit and tax fees of approximately $0.5 million and the write-off of approximately $0.1 million of receivables.
          Depreciation increased from $10.9 million for the three months ended September 30, 2005 to $16.4 million for the three months ended September 30, 2006, an increase of $5.5 million, or 50.9%. The increase is primarily attributable to the acquisition activity during 2005 and 2006.

     Total Other Expenses
          Interest expense increased from $9.7 million for the three months ended September 30, 2005 to $12.0 million for the three months ended September 30, 2006, an increase of $2.3 million, or 23.7%. The increase is primarily attributable to a higher amount of outstanding debt in 2006.
          Loan procurement amortization expense decreased from $0.6 million for the three months ended September 30, 2005 to $0.5 million for the three months ended September 30, 2006, a decrease of $0.1 million or 7.2%. The decrease is primarily attributable to lower financing costs attributable to the revolving credit facility entered into in 2006.
          Interest income remained flat at $0.1 million for the three months ended September 30, 2005 and 2006.
     Income (Loss) Before Minority Interests
          The decrease in income (loss) from operations of $4.0 million for the three months ended September 30, 2006 was primarily attributable to higher property operating expense, increased depreciation expense and increased interest expense related to the acquisition of 79 properties since September 30, 2005.
     Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005
     Total Revenues
          Rental income increased from $97.6 million for the nine months ended September 30, 2005 to $147.4 million for the nine months ended September 30, 2006, an increase of $49.8 million, or 51.0%. This increase is primarily attributable to (i) the acquisition of 19 facilities in the last three months of 2005 and 60 facilities in the first nine months of 2006 and (ii) an increase in revenues from our pool of “same-store” facilities of approximately $3.6 million (see “Same-Store Facility Results” below). Additionally, the Company recorded approximately $0.4 million of revenue from business interruption insurance settlements received during the nine months ended September 30, 2006.
          Other property related income increased from $7.2 million for the nine months ended September 30, 2005 to $10.6 million for the nine months ended September 30, 2006, an increase of $3.4 million, or 47.4%. This increase is primarily attributable to the acquisition of 19 facilities in the last three months of 2005 and 60 facilities during the first nine months of 2006.
     Total Operating Expenses
          Property operating expenses increased from $37.5 million for the nine months ended September 30, 2005 to $61.8 million for the nine months ended September 30, 2006, an increase of $24.3 million, or 64.1%. This increase is primarily attributable to (i) the acquisition of 19 facilities in the last three months of 2005 and 60 facilities in the first nine months of 2006 and (ii) an increase in operating expenses from our pool of “same-store” facilities of approximately $3.2 million (see “Same-Store Facility Results” below).
          General and administrative costs increased from $9.9 million for the nine months ended September 30, 2005 to $17.3 million for the nine months ended September 30, 2006, an increase of $7.4 million, or 74.4%. The increase related primarily to approximately $3.0 million of increased compensation costs, $2.1 million of severance costs, of which $0.5 million were non-cash, associated with a Company restructuring of certain management positions, $0.6 million of increased audit and tax fees, $0.6 million of additional investor relation costs, $0.5 million of directors and officers insurance, and $0.2 million of additional rent expense.
          Depreciation increased from $27.6 million for the nine months ended September 30, 2005 to $46.8 million for the nine months ended September 30, 2006, an increase of $19.2 million, or 69.4%. The increase is primarily attributable to the acquisition activity in 2005 and 2006.
     Total Other Expenses
          Interest expense increased from $22.7 million for the nine months ended September 30, 2005 to $33.0 million for the nine months ended September 30, 2006, an increase of $10.3 million, or 45.6%. The increase is attributable primarily to a higher amount of outstanding debt in 2006.

          Loan procurement amortization expense increased from $1.3 million for the nine months ended September 30, 2005 to $2.8 million for the nine months ended September 30, 2006. The Company recorded a non-cash write-off of $1.3 million of loan procurement costs in connection with the replacement of its revolving credit facility in the first quarter of 2006.
          Interest income increased from $0.1 million for the nine months ended September 30, 2005 to $1.1 million in 2006. This increase is primarily attributable to the investment of excess proceeds received in October 2005 from the Company’s follow on public offering.
     Income (Loss) Before Minority Interests
          The decrease in income (loss) from continuing operations of $8.8 million for the nine months ended September 30, 2006 was primarily attributable to increased interest expense of $10.3 million offset by increased interest income of $1.0 million.
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

	Three months ended			Nine months ended
	September 30,			September 30,
			Percent			Percent
	2006	2005	Change	2006	2005	Change
	(Dollars in thousands)			(Dollars in thousands)
Same-store revenues	$30,299	$29,199	3.8%	$89,528	$85,922	4.2%
Same-store property operating expenses	10,874	9,221	17.9%	32,001	28,754	11.3%
Non same-store revenues	26,107	12,104		68,479	18,880
Non same-store property operating expenses	11,119	5,441		29,838	8,718
Total revenues	56,406	41,303		158,007	104,802
Total property operating expenses	21,993	14,662		61,839	37,472
Number of facilities included in same-store analysis	199			199
          Comparison of the Same-Store Results for the Three Months Ended September 30, 2006 to the Three Months Ended September 30, 2005
          Same-store revenues increased from $29.2 million for the three months ended September 30, 2005 to $30.3 million for the three months ended September 30, 2006, an increase of $1.1 million, or 3.8%. This increase is the result of $3.5 million of increased rents offset by $(2.4) million attributable to decreased occupancy.
          Same-store property operating expenses increased from $9.2 million for the three months ended September 30, 2005 to $10.9 million for the three months ended September 30, 2006, an increase of $1.7 million, or 17.9%. This increase was primarily attributable to increased property taxes and insurance expense.
          Comparison of the Same-Store Results for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
          Same-store revenues increased from $85.9 million for the nine months ended September 30, 2005 to $89.5 million for the nine months ended September 30, 2006, an increase of $3.6 million, or 4.2%. This increase is the result of $5.6 million of increased rents offset by $(2.0) million attributable to decreased occupancy.
          Same-store property operating expenses increased from $28.8 million for the nine months ended September 30, 2005 to $32.0 million for the nine months ended September 30, 2006, an increase of $3.2 million, or 11.3%. The increase was due to higher expenses primarily related to property taxes and repairs and maintenance as well as higher costs across all other operating expenses.

Cash Flows
     A comparison of cash flow operating, investing and financing activities for the nine months ended September 30, 2006 and 2005 is as follows:

	Nine months ended
	September 30,
			Increase
	2006	2005	(decrease)
	(Dollars in thousands)
Net cash provided by (used in):
Operating activities	$48,232	$36,760	$11,472
Investing activities	$(341,087)	$(284,320)	$56,767
Financing activities	$107,657	$233,889	$(126,232)
     Comparison of Cash Flows for the Nine Months Ended September 30, 2006 to the Nine Months Ended September 30, 2005
     Cash provided by operating activities increased from $36.8 million for the nine months ended September 30, 2005 to $48.2 for the nine months ended September 30, 2006, an increase of $11.4 million. The increase is primarily attributable to the acquisition of 19 self-storage facilities in the last three months of 2005 and 60 self-storage facilities in the first nine months of 2006.
     Cash used in investing activities increased from $284.3 million for the nine months ended September 30, 2005 to $341.1 million for the nine months ended September 30, 2006, an increase of $56.8 million. During the nine months ended September 30, 2005 the Company had acquisitions of approximately $432 million which was funded by approximately $268 million of cash expenditures and $164 million of non-cash items. During the nine months ended September 30, 2006 the Company had approximately $363 million of acquisitions which was funded by approximately $327 million cash expenditures and $36 million of non-cash items.
     Cash provided by financing activities decreased from $233.9 million for the nine months ended September 30, 2005 to $107.6 million during the nine months ended September 30, 2006, a decrease of $126.2 million. This decrease is primarily attributable to the availability to draw down on the excess proceeds in 2006 remaining from the October 2005 follow-on equity offering.
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

	Three months ended September 30		Nine months ended September 30
	2006	2005	2006	2005
		(Dollars and shares in thousands)
Net income (loss)	$(1,941)	$1,665	$(2,733)	$5,486
Plus:
Real estate depreciation	16,243	10,868	46,339	27,633
Minority interest	(176)	195	(249)	351

FFO — Operating partnership	$14,126	$12,728	$43,357	$33,470
FFO — Allocable to minority interest	(1,176)	(1,173)	(3,615)	(2,011)

FFO — Allocable to common shareholders	$12,950	$11,555	$39,742	$31,459

Weighted-average diluted shares outstanding(1)	57,431	37,634	57,418	37,554

Distributions declared per common share and unit	$0.29	$0.28	$0.87	$0.84

(1)	The weighted average number of shares for the 2006 periods include approximately 0.1 million shares related to certain equity awards issued that are dilutive for FFO.
Liquidity and Capital Resources
     In February 2006, we and our operating partnership entered into a new three-year, $250.0 million unsecured revolving credit facility. The credit facility allows us to increase the amount that may be borrowed up to $350.0 million at a later date. The facility is scheduled to mature in February 2009, with the option for a one-year extended maturity date. Borrowings under the facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case plus an applicable margin depending on our leverage ratio. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.15% to 0.60%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate will vary from 1.15% to 1.60%. The margin at September 30, 2006 was 1.30%. We intend to use this new credit facility principally to finance future acquisitions, development of self-storage facilities, debt repayments and for general working capital purposes. Upon entering into this agreement, we utilized the facility to repay a $30.0 million 60-day term loan.
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
     As of September 30, 2006, approximately $79.5 million was available under our revolving credit facility. As of September 30, 2006, the Company had total indebtedness outstanding of approximately $864.2 million, as compared to the $669.3 million of debt outstanding at December 31, 2005. At September 30, 2006, the Company was in compliance with all of its debt covenants.
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
     In October 2006, the Company repaid its 7.13% mortgage, for USI II a wholly-owned subsidiary, that had total principal outstanding of approximately $38.5 million. The debt was paid from proceeds obtained by drawing on the Company’s existing revolving credit facility.
     In November 2006, the Company and the Operating Partnership entered into a 30-day, unsecured $50.0 million bridge loan agreement with Wachovia Bank, National Association as the lender. The term loan bears interest at a variable rate of LIBOR plus 115 basis points. The proceeds of the $50.0 million bridge loan combined with borrowings under the Company’s revolving credit facility were used to repay its 8.16% mortgage, for Acquiport III a wholly-owned subsidiary, that had total principal outstanding of approximately $64.1 million in November 2006. The Company anticipates closing on a new $450 million credit facility in November 2006 to repay the bridge loan.
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
     We believe we have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional indebtedness will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.
Other Material Changes in Financial Position

	September 30,	December 31,
	2006	2005	Increase/Decrease
	(Dollars in thousands)
Selected Assets
Storage facilities — net	$1,577,971	$1,246,295	$331,676
Cash and cash equivalents	15,900	201,098	(185,198)
Selected Liabilities
Accounts payable and accrued expenses	$22,465	$18,854	$3,611
Deferred revenue	10,365	8,857	1,508
     Storage facilities increased $331.7 million and cash decreased $185.2 million from December 31, 2005 to September 30, 2006, primarily due to the acquisition of 60 self-storage facilities during the first nine months of 2006.
     Additionally, accounts payable and accrued expenses and deferred revenue increased by $3.6 million and $1.5 million, respectively, during the nine months ended September 30, 2006, primarily due to the acquisition of 60 self-storage facilities during the same period.

Contractual Obligations
          The following table summarizes our known contractual obligations as of September 30, 2006:

	Payments Due by Period
		Less Than 1	1-3	3-5	More Than 5
Contractual Obligations	Total	Year	Years	Years	Years
	(Dollars in thousands)
Revolving Credit Facility	$170,500	$—	$—	$170,500	$—
Loans and Notes Payable	692,107	104,850	41,837	206,648	338,772
Interest Payments	182,152	9,574	83,803	52,002	36,773
Contractual Capital Lease Obligations	25	8	17	—	—
Ground Leases and Third Party Office Lease	559	41	224	94	200
Related Party Office Leases	3,913	117	942	906	1,948
Software Contracts	1,208	104	828	276	—
Employment Contracts	5,264	426	2,858	1,580	400

Total	$1,055,728	$115,120	$130,509	$432,006	$378,093

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
     Effect of Changes in Interest Rates on our Outstanding Debt
          As of September 30, 2006, the Company had approximately $170.5 million of variable rate debt outstanding (representing approximately 19.7% of its total debt). Based upon the balances outstanding on variable rate debt at September 30, 2006, a 100 basis point increase or decrease in interest rates on variable rate debt would increase or decrease future interest expense by approximately $1.7 million annually. The Company does not currently use derivative financial instruments to reduce our exposure to changes in interest rates.
          As of September 30, 2006, the Company had approximately $692.1 million of fixed rate debt outstanding (representing approximately 80.3% of total debt). A change in the interest rates on fixed rate debt generally impacts the fair value of the debt but it has no impact on interest incurred or cash flow. To determine the fair value, the fixed rate debt is discounted at a rate based upon current lending rates, assuming debt is outstanding through maturity or expected refinancing dates. At September 30, 2006, the fair value of the Company’s long term fixed rate debt was estimated to be $680.9 million. A 100 basis point increase in interest rates would result in a decrease in the fair value of this fixed rate debt of approximately $18.8 million at September 30, 2006. A 100 basis point decrease in interest rates would result in an increase in the fair value of this fixed rate debt of approximately $19.8 million at September 30, 2006.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act’)) to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based on their evaluation as of the end of the third quarter of 2006, the Company’s President and Chief Executive Officer and its Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to meet such objective and that the Company’s disclosure controls and procedures adequately alert them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s Exchange Act filings.
     Changes in Internal Control Over Financial Reporting
     In connection with the Company’s assessment of its internal control over financial reporting as required under Section 404 of the Sarbanes-Oxley Act of 2002, management identified a number of improvements to our control environment that we are in the process of implementing, including changes to personnel and information technology systems.
•	Personnel. During the third quarter, the Company terminated its relationship with its former Treasurer and the former Controller. Late in the second quarter, the Company hired a new Chief Financial Officer, Christopher P. Marr, and during the quarter hired a number of new operations, accounting and finance personnel and engaged consulting resources to supplement our existing finance organization. Finally, the Company will be moving its Finance, Accounting and Information Technology departments to the Philadelphia area. We believe this was a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment. Additional Finance, Accounting and Information Technology department personnel changes and oversight of processes are expected to continue through the first quarter of 2007.

•	Information Technology Systems. In addition, during the third quarter the Company completed its conversion to a new revenue management software system, Centershift® STORE TM , which provides the Company with an enhanced and automated rental management and point-of-sale software solution. This new system did not require customization by the Company or its vendor. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications and the closing process were properly designed to prevent material financial statement errors.
     Management is taking the necessary steps to monitor and maintain appropriate internal controls during this period of change. No other changes occurred in the Company’s internal control over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 6. EXHIBITS

10.1*+	Amended and Restated Employment Agreement dated as of August 23, 2006 by and between U-Store-It Trust and Todd C. Amsdell incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 28, 2006.

10.2*+	First Amendment to Noncompetition Agreement, dated as of August 23, 2006, by and between U-Store-It Trust and Steven G. Osgood incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 28, 2006.

10.3*+	First Amendment to Noncompetition Agreement, dated as of August 23, 2006, by and between U-Store-It Trust and Tedd D. Towsley incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 28, 2006.

10.4*	Credit Agreement, dated as of November 1, 2006, by and between U-Store-It, L.P., as borrower, and Wachovia Bank, National Association as lender incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 7, 2006.

10.5*	Note, dated as of November 1, 2006, executed on behalf of U-Store-It, L.P. incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 7, 2006.

10.6*	Guaranty, dated as of November 1, 2006, executed on behalf of U-Store-It Trust, U-Store-It Mii Warehouse Co., and YSI Management LLC as guarantors incorporated by reference to Exhibit 10.3 to the Company’s Current report on From 8-K filed on November 7, 2006.

10.7+	U-Store-It Executive Deferred Compensation Plan, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

+	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 9, 2006

U-STORE-IT TRUST

By:	/s/ CHRISTOPHER P. MARR Christopher P. Marr
Chief Financial Officer

(Signing on behalf of Registrant as a duly authorized officer of Registrant and signing as the Principal Financial Officer and Principal Accounting Officer of Registrant)