Form 10-K
period 2006-12-31
U-Store-It Trust
filed 2007-03-16
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒        (ANNUAL REPORT PURSUANT TO SECTION 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the fiscal year ended

December 31, 2006

OR

☐        (TRANSITION REPORT PURSUANT TO

SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from

to

Commission file number 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

6745 Engle Road	44130-7993
Suite 300	(Zip Code)
Cleveland, Ohio
(Address of Principal Executive
Offices)

Registrant’s telephone number, including area code (440) 234-0700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share
New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☒

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

Large Accelerated Filer ☒           Accelerated Filer ☐          Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common shares held by non-affiliates of the registrant was $1,078,914,911.

As of March 13, 2007, the number of common shares of the registrant outstanding was 57,408,235.

Documents incorporated by reference: Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Explanatory Note

In preparing the 2006 financial statements, we determined that certain errors existed in our 2005 and prior financial statements related to cash and cash equivalents, marketable securities, restricted cash, distributions payable, rental revenues, workers compensation expense, loan procurement cost amortization and several other matters.  The Company corrected the errors by restating the Predecessor owners’ equity at January 1, 2004, its December 31, 2005 and 2004 consolidated and combined financial statements and accompanying notes to the consolidated financial statements, and quarterly data for 2005 and the first three quarters of 2006. We also restated other related financial data presented in Items 6, 7, and 15 of this Annual Report on Form 10-K which include Selected Financial Data and Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•         material weaknesses in our internal control over financial reporting;

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in Item 1A of this Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

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

As of December 31, 2006, we owned 399 self-storage facilities located in 27 states and aggregating approximately 25.4 million rentable square feet. As of December 31, 2006, we managed 14 additional facilities owned by Rising Tide Development, LLC (“Rising Tide Development”), a company owned and controlled by Robert J. Amsdell, our former Chairman and Chief Executive Officer, and Barry L. Amsdell, a former Trustee. We also have the right to manage one additional facility that may be acquired by Rising Tide Development from an unaffiliated third party. As of December 31, 2006, our 399 facilities were approximately 78.2% leased to approximately 173,000 tenants and no single tenant accounted for more than 1% of our annual rental revenue.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for our residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats. Our facilities are specifically designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access. All of our facilities have an on-site manager during business hours, and 307, or approximately 77%, of our facilities have a manager who resides in an apartment at the facility. Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems. Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 53% of our facilities include climate controlled units, compared to the national average of 39% as cited by the 2007 Self-Storage Almanac.

We were formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, and their affiliated entities and related family trusts (which entities and family trusts are referred to herein as the “Amsdell Entities”). We are organized as a REIT under Maryland law, and we believe that we qualify for taxation as a REIT for federal income tax purposes beginning with our short taxable year ended December 31, 2004. From inception until October 2004, we did not have any operations. We commenced operations as a publicly-traded REIT in October 2004 after completing the mergers of certain Amsdell Entities with and into us, our initial public offering (“IPO”), and the consummation of various other formation transactions that occurred concurrently with, or shortly after, completion of our IPO.

We conduct all of our business through our operating partnership, U-Store-It, L.P., of which we serve as general partner, and its subsidiaries. As of December 31, 2006, we held approximately 91.7% of the aggregate partnership interests in our operating partnership. Since its formation in 1996, our operating partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2006 and 2005 we owned 399 and 339 facilities that contained an aggregate of 25.4 million and 20.8 million rentable square feet with occupancy rates of 78.2% and 81.2%, respectively.  As of December 31, 2006 we had facilities in 27 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas, Utah, Virginia and Wisconsin.   A complete listing of, and certain information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following acquisitions occurred during the years ended December 31, 2006 and 2005:

				Occupancy as of	Total
		Total Rentable	Number of	December 31,	Number of
Facility/Portfolio	Acquisition Date	Square Feet	Units	2006	Facilities
Rising Tide Property	January 2005	83,756	636	81.70%	1
Gaithersburg, MD Facility	January 2005	87,170	798	69.50%	1
Rising Tide Properties	March 2005	155,200	1,397	86.80%	2
Ford Storage Portfolio	March 2005	257,656	1,642	77.84%	5
A-1 Storage Portfolio	March 2005	201,114	1,854	78.40%	5
Liberty Self-Stor Portfolio	April 2005	702,553	5,331	79.40%	14
Frisco I & II, TX and Ocoee, FL Facilities	April 2005	198,876	1,626	82.80%	3
Ace Self Storage	May 2005	30,343	402	89.10%	1
Extra Closet Facilities	May 2005	99,178	750	69.51%	2
Tempe, AZ Facility	July 2005	53,525	408	91.70%	1
Clifton, NJ Facility	July 2005	105,625	1,014	81.50%	1
National Self Storage Portfolio	July 2005	3,742,582	32,939	83.52%	71
Elizabeth, NJ and Hoboken, NJ Facilities	August 2005	74,883	1,436	67.64%	2
Colorado Portfolio	September 2005	321,734	2,931	80.37%	7
Miami, FL Facilities	September 2005	152,075	1,504	67.20%	2
Pensacola, FL Facility	September 2005	79,455	701	90.80%	1
Texas Storage Portfolio	September 2005	227,769	1,985	75.10%	4
Dallas, TX Portfolio	October 2005	323,030	2,553	87.50%	6
Jacksonville, FL Facility	November 2005	79,366	761	46.50%	1
Texas Facility	November 2005	75,120	581	24.60%	1
California Portfolio	December 2005	447,905	4,101	75.58%	6
Fredericksburg, VA Facilities	December 2005	131,368	1,091	55.55%	2
Nashville, TN Portfolio	December 2005	268,527	1,886	77.10%	3
	2005 Total (1)	7,898,810	68,327		142

Nashville, TN Portfolio	January 2006	204,400	1,311	76.70%	2
Dallas, TX Portfolio	January 2006	132,350	1,022	92.10%	2
U-Stor Self Storage Portfolio	February 2006	172,900	1,259	75.30%	3
Sure Save Portfolio	February 2006	1,816,754	16,040	67.49%	24
Texas Storage Portfolio	March 2006	272,859	2,241	72.50%	4
Nickey Portfolio	April 2006	388,168	2,567	84.93%	4
SecurCare Portfolio	May 2006	326,377	3,114	82.76%	4
Texas Storage Portfolio	June 2006	71,360	587	58.40%	1
Jernigan Portfolio	July 2006	664,406	5,343	71.69%	9
U-Stor Self Storage Portfolio	August 2006	62,600	435	95.90%	1
Bailes Portfolio	August 2006	215,841	1,565	81.67%	3
In & Out Self Storage Portfolio	August 2006	127,570	932	74.88%	1
Texas Storage Portfolio	September 2006	142,180	1,160	49.10%	2
	2006 Total	4,597,765	37,576		60
	2005 and 2006 Total (1)	12,496,575	105,903		202

(1) The total number of facilities excludes four facilities that were purchased and subsequently sold during 2005. Additionally, we consolidated four facilities into existing facilities during 2005.

The following table summarizes the change in number of self-storage facilities from January 1, 2005 through December 31, 2006:

	2006	2005
Balance — Beginning of year	339	201
Facilities acquired	60	146
Facilities consolidated	—	(4)
Facilities sold	—	(4)
Balance — End of year	399	339

Financing Activities

We entered into the following significant financings during the years ended December 31, 2005 and 2006:

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

•         Repayment of Balance under Revolving Credit Facility.  We used a portion of the proceeds from our October 2005 public offering to pay down the outstanding balance under our $150.0 million secured revolving credit facility. The facility was scheduled to terminate on October 27, 2007, with the option for us to extend the termination date to October 27, 2008.  As described below, we replaced our secured revolving credit facility with a $250.0 million unsecured revolving credit facility in February 2006.  Borrowings under the facility bore interest at a variable rate based upon the prime rate or LIBOR and in each case, a spread depending on our leverage ratio. The credit facility was secured by certain of our self-storage facilities and required that we maintain a minimum “borrowing base” of properties. As of December 31, 2005, we had no outstanding balance under our revolving credit facility. As of December 31, 2005, we had approximately $131.8 million available under our revolving credit facility as a result of the then available borrowing base of properties under the facility.

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

•         Revolving Credit Facility.  In February 2006, we and our operating partnership entered into a new three-year $250.0 million unsecured revolving credit facility with Wachovia Bank, National Association, replacing our existing $150.0 million secured revolving facility. The revolving credit facility was scheduled to terminate in February 2009, but we replaced it with a new revolving credit facility in November 2006 as described below.  The terms of the revolving credit facility allowed us to increase the amount that may be borrowed up to $350.0 million at a later date, if necessary. The facility required that we satisfy certain financial coverage ratios and operating covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Borrowings under the facility bore interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate was a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate varied from 0.15% to 0.60% depending on the Company’s leverage ratio. The Eurodollar rate was a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate varied from 1.15% to 1.60% based on the Company’s leverage ratio.

•         Term Loan Agreement.  In November 2006, we and our operating partnership entered into a 30-day, unsecured $50 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bears interest at a variable rate of LIBOR plus 115 basis points. The loan proceeds, along with borrowings under our revolving credit facility, were used to finance the repayment of maturing secured loans. The loan was paid in full from proceeds obtained upon entering into a new revolving credit facility in November 2006.

•         Revolving Credit Facility.  In November 2006, we and our operating partnership entered into a new three-year $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving facility. The facility consists of a $200 million term loan and a $250 million revolving credit facility.  The new facility has a three-year term with a one-year extension option and scheduled termination in November 2009.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  At December 31, 2006, borrowings under the unsecured credit facility had a weighted average interest rate of 6.63%.

Capital Markets Activity

In October 2005, we completed a follow-on public offering, pursuant to which we sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million. The offering resulted in net proceeds to the Company, after deducting underwriting discount and commissions and expenses of the offering, of approximately $378.7 million.

Business Strategy

Our business strategy consists of several elements:

•         Maximize cash flow from our facilities — Our operating strategy focuses on achieving the highest sustainable rent levels at each of our facilities. We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts, and physical occupancy with an objective of maximizing our rental revenue.

•         Acquire facilities within our targeted markets — We will continue to selectively acquire facilities in markets that we believe have high barriers to entry, strong demographic fundamentals and existing supply at or below the demand in the market. We believe the self-storage industry will continue to provide us with opportunities for growth through acquisitions due to the highly fragmented composition of the industry. We intend to acquire facilities primarily in areas that we consider to be growth markets, such as Arizona, California, Florida,  and the Northeastern United States.

•         Utilize our expertise in selective new developments — We seek to use our development expertise and access to multiple financing sources to pursue new developments in areas where we have facilities and perceive there to be unmet demand. We expect to pursue our development primarily in conjunction with joint venture partners.

Investment and Market Selection Process

We focus on targeted investments in acquisition and development of self-storage facilities. Our investment committee, which consists of certain of our executive officers and is led by Dean Jernigan, our President and Chief Executive Officer, oversees our investment process. Our investment process involves five stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval) and final due diligence, and documentation. Through our investment committee, we intend to focus on the following criteria:

•         Targeted Markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth. We will seek to grow our presence primarily in areas that we consider to be growth markets, such as Arizona, California, Florida, and the Northeastern United States and to enter new markets should suitable opportunities arise.

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

From the completion of our IPO through December 31, 2006, we acquired 252 facilities totaling approximately 15.6 million rentable square feet for consideration of approximately $1.1 billion. We believe that the self-storage industry will continue to provide us with opportunities for future growth through consolidation due to the highly-fragmented composition of the industry.

Operating Segment

We have one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

Concentration

Our self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 19%, 16%, 7% and 6%, respectively, for the year ended December 31, 2006 and 24%, 11%, 10% and 8% for the year ended December 31, 2005 (See Note 3 to the Consolidated and Combined Financial Statements).

Seasonality

We experience minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents contain no limitation on the amount of debt we may incur, we maintain what we consider to be a conservative capital structure, characterized by the use of leverage in a manner that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2006, our debt to total capitalization ratio, determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units and (b) the carrying value of our total indebtedness, was approximately 40.6%. We expect to finance additional investments in self-storage facilities through the most attractive available source of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility. These capital sources may include borrowings under our revolving credit facility, selling common or preferred shares or debt securities through public offerings or private placements, incurring additional secured indebtedness, issuing units in our operating partnership in exchange for contributed property, issuing preferred units in our operating partnership to institutional partners and forming joint ventures. We also may consider selling less productive self-storage facilities from time to time in order to reallocate proceeds from these sales into more productive facilities.

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

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Sovran Self Storage and Extra Space Storage Inc. These companies, some of which operate significantly more facilities than we do and have greater resources than we have, and other entities may generally be able to accept more risk than we determine is prudent, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices. This competition may generally reduce the number of suitable acquisition opportunities available to us, increase the price required to be able to consummate the acquisition of particular facilities and reduce the demand for self-storage space in certain areas where our facilities are located. Nevertheless, we believe that our experience in operating, acquiring, developing and obtaining financing for self-storage facilities should enable us to compete effectively.

Government Regulation

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using real estate as collateral, and may cause the property owner to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage. We may also become liable for the costs of removal or remediation of hazardous substances stored at the facilities by a customer even though storage of hazardous substances would be without our knowledge or approval and in violation of the customer’s storage lease agreement with us.

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

We have not received notice from any governmental authority of any material noncompliance, claim or liability in connection with any of our facilities, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our facilities relating to environmental conditions.

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

Employees

As of December 31, 2006, we employed approximately 981 employees, of whom approximately 87 were corporate executive and administrative personnel and approximately 894 were management and administrative personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E.., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. Our internet website address is www.u-store-it.com.  You can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC as well. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Code of Ethics for Principal Executive Officer and Senior Financial Officers, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees — the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of each of these documents are also available in print free of charge, upon request by any shareholder. You can obtain such copies in print by contacting Investor Relations by mail at 460 E. Swedesford Road, Suite 3000, Wayne, PA  19087.

ITEM 1A.  RISK FACTORS

Overview

Investors should carefully consider, among other factors, the risks set forth below. These risks are not the only ones that we may face. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations and hinder our ability to make expected distributions to our shareholders.

Our performance and the value of our self-storage facilities are subject to risks associated with our properties and with the real estate industry.

Our rental revenues and operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our facilities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our facilities include:

•                  downturns in the national, regional and local economic climate;

•                  local or regional oversupply, increased competition or reduction in demand for self-storage space;

•                  vacancies, changes in market rents for self-storage space;

•                  inability to collect rent from customers;

•                  increased operating costs, including maintenance, insurance premiums and real estate taxes;

•                  changes in interest rates and availability of financing;

•                  hurricanes, earthquakes and other natural disasters, civil disturbances or terrorist acts or acts of war that may result in uninsured or underinsured losses;

•                  significant expenditures associated with acquisitions and development projects, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

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

Rental revenues are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real esate portfolio.

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

Our facilities and any other facilities we acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us. Our facilities are subject to increases in operating expenses such as real estate and other taxes, utilities, insurance, administrative expenses and costs for repairs and maintenance. If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

We face risks associated with facility acquisitions that could impede our growth.

We have in the past acquired, and intend in the future to acquire, individual and portfolios of self-storage facilities, that would increase our size and potentially alter our capital structure.  Although we believe that the acquisitions that we completed in the past and that we expect to undertake in the future have, and will, enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

•                  we may not be able to obtain financing for acquisitions on favorable terms;

•                  acquisitions may fail to perform as expected;

•                  the actual costs of repositioning or redeveloping acquired facilities may be higher than our estimates; and

•                  acquisitions may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or unfamiliarity with local governmental and permitting procedures.

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

From the completion of our IPO in October 2004 through December 31, 2006, we have acquired 252 facilities, containing approximately 15.6 million rentable square feet for an aggregate cost of approximately $1.1 billion. In 2007 we acquired three additional self-storage facilities. In addition, we expect to acquire additional self-storage facilities in the future. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these facilities into our portfolio and manage any future acquisition or development of additional facilities without operating disruptions or unanticipated costs. As we acquire or develop additional facilities, we will be subject to risks associated with managing new facilities, including customer retention and mortgage default risks. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Our failure to successfully integrate any future facilities into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

Acquired facilities may subject us to unknown liabilities.

Facilities that we have acquired or may acquire in the future may be subject to unknown liabilities for which we would have no recourse, or only limited recourse, to the former owners of such facilities.  As a result, if a liability were asserted against us based upon ownership of an acquired facility, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.  Unknown liabilities relating to acquired facilities could include:

•                  liabilities for clean-up of undisclosed environmental contamination;

•                  claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the facilities; and

•                  liabilities incurred in the ordinary course of business.

We face significant competition from other developers, owners and operators in the self-storage industry.

We compete with numerous developers, owners and operators in the self-storage industry, including other REITs, some of which own or may in the future own facilities similar to ours in the same markets in which our facilities are located, and some of which may have greater capital resources. In addition, due to the relatively low cost of each individual self-storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities.

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

Property ownership through joint ventures may limit our ability to act exclusively in our interest.

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

Because real estate is illiquid, we may not be able to sell properties when appropriate.

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

We face system security risks as we depend upon automated processes and the Internet.

We have become increasingly dependent upon automated information technology processes.  While we have attempted to mitigate this risk through offsite backup procedures and contracted data centers that include, in some cases, redundant operations, we could still be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, an increasing portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations despite our deployment of anti-virus measures. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

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

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks against our facilities, or against the United States or our interests, may negatively impact our operations and the value of our securities.  Attacks or armed conflicts could negatively impact the demand for self-storage facilities and increase the cost of insurance coverage for our facilities, which could reduce our profitability and cash flow.  Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

Potential liability for environmental contamination could result in substantial costs.

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

Americans with Disabilities Act compliance may require unanticipated expenditures.

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

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

Like other real estate companies which incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.  If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire new properties.  Failure to make distributions to our sharehoders could result in our failure to qualify as a REIT for federal income tax purposes.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any facilities securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of facilities foreclosed on, could threaten our continued viability.

Our unsecured credit facility and unsecured term loan each contain (and any new or amended facility will likely contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain.  Our ability to borrow under our credit facility is (and any new or amended facility will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facility and term loan and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders.  Rising interest rates could also restrict our ability to refinance existing debt when it matures.  In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.  We have entered into and may, from time to time, enter into agreements such as interest rate hedges, swaps, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.

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

Our ability to make distributions is subject to various risks.

Historically, we have paid quarterly distributions to our shareholders.  Our ability to make distributions in the future will depend upon:

•                  the operational and financial performance of our facilities;

•                  capital expenditures with respect to existing and newly acquired facilities;

•                  general and administrative costs associated with our operation as a publicly-held REIT;

•                  the amount of, and the interest rates on, our debt; and

•                  the absence of significant expenditures relating to environmental and other regulatory matters.

Certain of these matters are beyond our control and any significant difference between our expectations and actual results could have a material adverse effect on our cash flow and our ability to make distributions to shareholders.

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

If we fail to qualify as a REIT, our distributions to shareholders would not be deductible for federal income tax purposes, and therefore we would be required to pay corporate income  tax at applicable rates on our taxable income, which would substantially reduce our earnings and may substantially reduce the value of our common shares and adversely affect our ability to raise additional capital.

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

We are dependent upon our key personnel whose continued service is not guaranteed.

Our top executives, Dean Jernigan, Christopher Marr, Kathleen Weigand, Stephen Nichols and Timothy Martin, have extensive self-storage, real estate and public company experience.  Although we have employment agreements with all of the members of our senior management team, we cannot provide any assurance that any of them will remain in our employ.  The loss of services of one or more members of our senior management team, particularly Dean Jernigan, our President and Chief Executive Officer, could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2006, we had approximately 894 field personnel involved in the management and operation of our facilities. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

Our insurance coverage may not comply fully with certain loan requirements.

We maintain comprehensive insurance on each of our self-storage facilities in amounts sufficient to permit replacement of the property, subject to applicable deductibles. Certain of our properties serve as collateral for our mortgage-backed debt, some of which was assumed in connection with our acquisition of facilities, that requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment. We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants. If we cannot comply with a lender’s requirements in any respect, the lender could declare a default that could affect our ability to obtain future financing and could have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing. In addition, we may be required to self-insure against certain losses or the Company’s insurance costs may increase.

Significant changes in personnel and systems could result in weaknesses in our internal controls over financial reporting.

During the third quarter of 2006, the Company terminated its relationship with its former Treasurer and the former Controller.  Late in the second quarter of 2006, the Company hired a new Chief Financial Officer, Christopher P. Marr; during the third and fourth quarters hired a number of new accounting, operations and finance personnel and engaged consulting resources to supplement our existing finance organization; and in the fourth quarter of 2006 hired a new Chief Accounting Officer, Timothy M. Martin.  In January

2007, the Company hired a new Chief Information Officer, Ajai Nair.  Finally, the Company will be moving its Finance, Accounting and Information Technology departments to the Philadelphia area. We believe this represents a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment. Additional Finance, Accounting and Information Technology department personnel changes and oversight of processes are expected to continue through the first quarter of 2007.

In addition, during the third quarter of 2006 the Company completed its conversion to a new revenue management software system, Centershift® STORE TM , which provides the Company with an enhanced and automated rental management and point-of-sale software solution. This new system did not require customization by the Company or its vendor. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications and the closing process were properly designed to prevent material financial statement errors.

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

Robert J. Amsdell, our former Chairman and Chief Executive Officer; Barry L. Amsdell, a former Trustee; Todd C. Amsdell, our former Chief Operating Officer and former President of our development subsidiary; and the Amsdell Entities (collectively, “The Amsdell Family”) collectively own an approximate 16.6% beneficial interest in our company on a fully diluted basis and therefore have the ability to exercise significant influence on any matter presented to our shareholders.

The Amsdell Family collectively owns approximately 15.3% of our outstanding common shares, and an approximate 16.6% beneficial interest in our company on a fully diluted basis. Consequently, the Amsdell Family may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our Board of Trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of our other shareholders.

Robert J. Amsdell and Barry L. Amsdell have interests, through their ownership of limited partner units in our operating partnership and their ownership, through Rising Tide Development, of the option facilities, that may conflict with the interests of our other shareholders.

Robert J. Amsdell and Barry L. Amsdell own limited partner units in our operating partnership. These individuals may have personal interests that conflict with the interests of our shareholders with respect to business decisions affecting us and our operating partnership, such as interests in the timing and pricing of facility sales or refinancings in order to obtain favorable tax treatment. As a result, the effect of certain transactions on these unitholders may influence our decisions affecting these facilities.

In addition, Robert J. Amsdell and Barry L. Amsdell own all of the equity interests in Rising Tide Development, which currently owns 14 of the option facilities and has the right to acquire an option facility from an unaffiliated third party. We have options to purchase these 15 option facilities from Rising Tide Development. As a result of their ownership interest in Rising Tide Development, Robert J. Amsdell and Barry L. Amsdell may have personal interests that conflict with the interests of our shareholders with respect to decisions affecting our exercise of our right to purchase any or all of the option facilities or our management of the option facilities. For example, it could be in the best interests of Rising Tide Development, at some time during the term of the option agreement, to seek our agreement to permit it to sell any or all of the option facilities to an outside third party rather than to our operating partnership. Under these circumstances, our interests would conflict with the fiduciary obligations of Robert J. Amsdell and Barry L. Amsdell as officers and directors of the entity that manages Rising Tide Development and their economic interests as the holders of the equity of Rising Tide Development. Although we expect that our decisions regarding our relationship with Rising Tide Development will be made by the independent members of our Board of Trustees, we cannot assure you that we will not be adversely affected by conflicts arising from Robert J. Amsdell and Barry L. Amsdell’s relationship with Rising Tide Development.

Our shareholders have limited control to prevent us from making any changes to our investment and financing policies.

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

Our rights and the rights of our shareholders to take action against our Trustees and officers are limited.

Maryland law provides that a Trustee or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust and bylaws require us to indemnify our Trustees and officers for actions taken by them in those capacities to the extent permitted by Maryland law. Accordingly, in the event that actions taken in good faith by any Trustee or officer impede our performance, our and our shareholders’ ability to recover damages from that Trustee or officer will be limited.

Many factors could have an adverse effect on the market value of our securities.

A number of factors might adversely affect the price of our securities, many of which are beyond our control.  These factors include:

•                  increases in market interest rates, relative to the dividend yield on our shares.  If market interest rates go up, prospective purchasers of our securities may require a higher yield.  Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our common shares to go down;

•                  anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions);

•                  perception by market professionals of REITs generally and REITs comparable to us in particular;

•                  level of institutional investor interest in our securities;

•                  relatively low trading volumes in securities of REITs;

•                  our results of operations and financial condition;

•                  investor confidence in the stock market generally; and

•                  additions and departures of key personnel.

The market value of our common shares is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions.  Consequently, our common shares may trade at prices that are higher or lower than our net asset value per common share.  If our future earnings or cash distributions are less than expected, it is likely that the market price of our common shares will diminish.

Additional issuances of equity securities may be dilutive to shareholders.

The interests of our shareholders could be diluted if we issue additional equity securities to finance future developments or acquisitions or to repay indebtedness.  Our Board of Trustees may authorize the issuance of additional equity securities without shareholder approval.  Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.

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

The acquisition of new facilities that lack operating history with us will give rise to difficulties in predicting revenue potential.

We will continue to acquire additional facilities.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired facility up to the standards established for our intended market position, the performance of the facility may be below expectations.  Acquired facilities may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure you that the performance of facilities acquired by us will increase or be maintained under our management.

Our financial performance is dependent upon the economic and other conditions of the markets in which our facilities are located.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our facilities in Florida, California, Texas, Ohio, Tennessee, Illinois and Arizona accounted for approximately 16%, 15%, 10%, 8%, 7%, 6% and 5%, respectively, of our total rentable square feet as of December 31, 2006. As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We identified material weaknesses in our internal controls, which could affect our ability to ensure timely and reliable financial report, and the ability of our auditor to attest to the effectiveness of our internal controls.

The design and effectiveness of our disclosure controls and procedures and internal control over financial reporting may not prevent all errors, misstatements or misrepresentations. As part of management’s ongoing review of our accounting policies and internal control over financial reporting, on February 27, 2007, management determined that there were material weaknesses in the operating effectiveness of our internal control over financial reporting related to accounting errors that resulted in a misclassification of marketable securities held at December 31, 2005 as cash and cash equivalents. These weaknesses led to the restatement in this Annual Report on Form 10-K of our results for the years ended December 31, 2005 and 2004 and each of the interim periods during 2006. This weakness had no impact on our previously reported results of operations. In connection with correcting this error, management has restated the prior period financial statements for additional historical errors related to cash and cash equivalents, marketable securities, restricted cash, distributions payable, rental revenues, workers compensation expense, loan procurement cost amortization and several other matters.

As previously reported in our Form 8-K filed on February 20, 2007, the Company conducted an inquiry into actions by Robert J. Amsdell, our former Chairman and Chief Executive Officer, and Todd C. Amsdell, our former Chief Operating Officer and former President of our development subsidiary, that the Company considered to be in violation of certain of their employee nonsolicitation obligations and in violation of their duty to act, in their positions with the Company, in the best interests of the Company and its shareholders. While this inquiry was limited to breach of employee nonsolicitation issues and breach of fiduciary duties, during the course of its investigation into these matters, counsel for the Company did not uncover any evidence of falsification of publicly reported financial information, or any instance in which individuals intentionally instructed the accounting department to record information in violation of GAAP.

Management believes that the historical misstatements were primarily the result of the prior management team lacking sufficient experience in public company accounting and periodic reporting matters. Over the last 11 months, the Company has undergone a complete turnover of its senior management team.  During the first quarter of 2006, the Company’s former President and Chief Financial Officer resigned. During the third quarter of 2006, the Company terminated its relationship with its former Treasurer and Principal Accounting Officer and its former Controller and Compliance Officer.  The Company’s former Chairman and Chief Executive Officer resigned as Chief Executive Officer on April 24, 2006 and retired as Chairman of the Board on February 13, 2007. The Company terminated its relationship with its former Chief Operating Officer and President of its development subsidiary effective as of February 19, 2007. Management believes it has taken appropriate actions to modify our system of internal control over financial reporting to address the material weakness by hiring a new Chief Executive Officer, Dean Jernigan; Senior Vice President of Operations, Stephen Nichols; Chief Financial Officer, Christopher P. Marr; Chief Accounting Officer, Timothy M. Martin; and additional accounting personnel that collectively have significant experience and expertise related to SEC reporting and leading public company accounting and finance functions. The Company will be moving its Finance, Accounting and Information Technology departments to the Philadelphia area and hiring a new finance and accounting staff. We believe this represents a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment. During the third quarter of 2006, the Company completed its conversion to a new revenue management software system, Centershift® STORE TM , which provides the Company with an enhanced and automated rental management and point-of-sale software solution. This new system did not require customization by the Company or its vendor. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications and the closing process were properly designed to prevent material financial statement errors. In December 2006, the Company and its Board of Trustees completed a comprehensive strategic planning process. While management will continue to review the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we cannot assure you that our disclosure controls and procedures or internal control over financial reporting will be effective in accomplishing all control objectives all of the time. Other deficiencies, particularly a material weakness in internal control over financial reporting that may occur in the future, could result in misstatements of our results of operations, restatements of our financial statements, a decline in our share price, or otherwise materially adversely affect our business, reputation, results of operation, financial condition or liquidity.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2006, we owned 399 self-storage facilities located in 27 states and aggregating approximately 25.4 million rentable square feet. The following table sets forth certain summary information regarding our facilities by state as of December 31, 2006.

			Total	% of Total
	Number of	Number of	Rentable	Rentable
State	Facilities	Units	Square Feet	Square Feet	Occupancy
California	58	34,033	3,855,389	15.2%	71.1%
Florida	55	36,071	3,975,581	15.6%	83.1%
Texas	42	20,405	2,603,414	10.2%	76.7%
Ohio	34	15,770	2,006,872	7.9%	77.3%
Illinois	27	14,157	1,616,430	6.4%	73.4%
Arizona	26	12,772	1,384,279	5.4%	84.2%
Tennessee	24	12,543	1,689,183	6.6%	83.3%
Colorado	20	10,561	1,208,292	4.8%	80.4%
Connecticut	17	7,373	873,860	3.4%	74.0%
New Jersey	15	10,295	1,011,407	4.0%	74.5%
New Mexico	11	4,214	459,808	1.8%	88.3%
Indiana	9	5,419	606,599	2.4%	75.5%
North Carolina	8	4,743	555,779	2.2%	84.4%
Georgia	6	4,276	515,252	2.0%	72.7%
Louisiana	6	2,329	334,324	1.3%	92.3%
Mississippi	6	2,743	350,260	1.4%	87.5%
New York	6	3,195	335,300	1.3%	78.5%
Maryland	5	4,097	505,808	2.0%	78.0%
Utah	5	2,376	244,948	1.0%	90.6%
Michigan	4	1,787	272,911	1.1%	74.6%
Alabama	3	1,655	234,631	0.9%	79.6%
South Carolina	3	1,281	214,113	0.8%	75.3%
Massachusetts	2	1,134	115,541	0.5%	68.0%
Nevada	2	815	98,585	0.4%	68.4%
Pennsylvania	2	1,585	177,411	0.7%	82.0%
Virginia	2	1,091	131,368	0.5%	55.6%
Wisconsin	1	489	58,713	0.2%	74.9%
Total/Weighted Average	399	217,209	25,436,058	100.0%	78.2%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2006. Our ownership of each facility consists of a fee interest in the facility held by U-Store-It, L.P., our operating partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, where we have a ground lease. In addition, small parcels of land at five of our other facilities are subject to ground leases.

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Mobile I, AL †	1997	1987	65,256	88.2%	490	N	7.4%
Mobile II, AL †	1997	1974/90	126,050	71.8%	794	N	1.3%
Mobile III, AL	1998	1988/94	43,325	89.4%	371	Y	33.8%
Chandler, AZ	2005	1985	47,888	91.2%	520	Y	0.0%
Glendale, AZ	1998	1987	56,580	86.5%	575	Y	0.0%
Green Valley, AZ	2005	1985	25,400	73.1%	280	N	8.0%
Mesa I, AZ	2006	1985	52,575	85.5%	476	N	0.0%
Mesa II, AZ	2006	1981	45,385	81.1%	435	Y	12.0%
Mesa III, AZ	2006	1986	59,942	66.7%	537	Y	10.1%
Phoenix I, AZ	2006	1987	101,087	68.7%	798	Y	13.2%
Phoenix II, AZ	2006	1974	45,470	74.5%	440	Y	0.0%
Scottsdale, AZ	1998	1995	81,300	97.5%	608	Y	10.9%
Tempe, AZ	2005	1975	53,525	91.7%	408	Y	14.0%
Tucson I, AZ	1998	1974	60,000	86.9%	504	Y	0.0%
Tucson II, AZ	1998	1988	44,150	88.7%	536	Y	100.0%
Tucson III, AZ	2005	1979	49,858	82.0%	579	N	0.0%
Tucson IV, AZ	2005	1982	48,372	87.7%	553	Y	0.0%
Tucson IX, AZ	2005	1984	68,866	85.5%	662	Y	0.0%
Tucson V, AZ	2005	1982	45,428	80.1%	467	Y	0.0%
Tucson VI, AZ	2005	1982	41,028	88.9%	457	Y	0.0%
Tucson VII, AZ	2005	1982	52,838	84.5%	640	Y	0.0%
Tucson VIII, AZ	2005	1979	46,850	82.7%	525	Y	0.0%
Tucson X, AZ	2005	1981	46,550	82.0%	496	N	0.0%
Tucson XI, AZ	2005	1974	43,100	89.0%	471	Y	0.0%
Tucson XII, AZ	2005	1974	42,772	79.5%	516	N	0.0%
Tucson XIII, AZ	2005	1974	46,192	93.3%	591	Y	0.0%
Tucson XIV, AZ	2005	1976	49,595	90.0%	590	Y	9.0%
Tucson XV, AZ †	2005	1985	66,510	96.6%	62	N	0.0%
Tucson XVI, AZ †	2005	1984	63,018	76.2%	46	N	0.0%
Apple Valley I, CA	1997	1984	73,580	55.8%	620	Y	0.0%
Apple Valley II, CA	1997	1988	62,325	72.5%	511	Y	5.3%
Benicia, CA	2005	1988/93/05	75,040	81.9%	612	Y	0.0%
Bloomington I, CA	1997	1987	31,246	62.2%	226	N	0.0%
Bloomington II, CA †	1997	1987	26,060	100.0%	22	N	0.0%
Cathedral City, CA †	2006	1982/92	129,669	62.0%	1041	Y	2.5%
Citrus Heights, CA	2005	1987	75,906	62.7%	696	Y	0.0%
Diamond Bar, CA	2005	1988	105,685	83.7%	919	Y	0.0%
Fallbrook, CA	1997	1985/88	46,534	78.9%	430	Y	0.0%
Hemet, CA	1997	1989	66,260	88.5%	454	Y	0.0%
Highland II, CA	2006	1982	61,935	76.3%	549	Y	0.0%
Highland, CA	1997	1987	74,951	67.1%	848	Y	0.0%
Lancaster, CA	2001	1987	60,875	63.4%	416	Y	0.0%
Long Beach, CA	2006	1974	122,519	71.4%	1420	Y	0.0%

Murrieta, CA	2005	1996	50,309	61.4%	492	Y	0.0%
North Highlands, CA	2005	1980	57,219	80.7%	497	Y	0.0%
Ontario, CA	1998	1982	80,280	68.0%	840	Y	0.0%
Orangevale, CA	2005	1980	50,892	79.3%	580	Y	0.0%
Palm Springs I, CA	2006	1989	72,975	86.2%	578	Y	0.0%
Palm Springs II, CA †	2006	1982/89	122,097	77.9%	639	Y	22.5%
Pleasanton, CA	2005	2003	83,676	69.1%	639	Y	0.0%
Rancho Cordova, CA	2005	1979	54,128	84.6%	486	Y	0.0%
Redlands, CA	1997	1985	63,005	75.1%	563	N	0.0%
Rialto II, CA	2006	1980	57,575	68.1%	526	Y	0.0%
Rialto, CA	1997	1987	100,083	62.2%	808	Y	0.0%
Riverside I, CA	1997	1989	28,860	64.8%	249	N	0.0%
Riverside II, CA †	1997	1989	21,880	100.0%	20	N	0.0%
Riverside III, CA	1998	1989	46,920	79.7%	384	Y	0.0%
Riverside IV, CA	2006	1977	67,520	65.4%	648	Y	0.0%
Riverside V, CA	2006	1985	86,701	63.8%	715	Y	0.0%
Roseville, CA	2005	1979	60,144	87.1%	594	Y	0.0%
Sacramento I, CA	2005	1979	56,724	88.6%	565	Y	0.0%
Sacramento II, CA	2005	1986	62,090	68.1%	585	Y	0.0%
San Bernardino I, CA	1997	1985	46,600	53.2%	453	Y	5.3%
San Bernardino II, CA	1997	1987	83,418	61.4%	625	Y	2.0%
San Bernardino III, CA	1997	1987	32,102	75.3%	246	N	0.0%
San Bernardino IV, CA	1997	1989	57,400	70.4%	591	Y	0.0%
San Bernardino IX, CA	2006	1975	121,563	46.9%	1009	Y	0.0%
San Bernardino V, CA	1997	1991	41,781	78.8%	408	Y	0.0%
San Bernardino VI, CA	1997	1985/92	35,007	68.9%	413	N	0.0%
San Bernardino VII, CA	2005	2002/04	83,756	81.7%	636	Y	11.8%
San Bernardino VIII, CA	2006	1974	56,351	59.1%	406	Y	0.0%
San Bernardino X, CA	2006	1978	79,595	64.0%	693	Y	0.0%
San Bernardino XI, CA	2006	1977	111,994	55.5%	1044	Y	0.0%
San Marcos, CA	2005	1979	37,620	90.1%	252	Y	0.0%
Santa Ana, CA	2006	1984	65,836	65.6%	743	Y	0.0%
South Sacramento, CA	2005	1979	51,890	57.9%	435	Y	0.0%
Spring Valley, CA	2006	1980	55,128	51.3%	731	Y	0.0%
Sun City, CA	1998	1989	38,635	71.9%	305	N	0.0%
Temecula I, CA	1998	1985	39,725	73.6%	316	N	0.0%
Temecula II, CA	2003*	2003	42,475	71.2%	392	Y	89.5%
Thousand Palms, CA	2006	1988/01	76,532	64.8%	861	Y	37.4%
Vista I, CA	2001	1988	74,781	85.5%	614	Y	0.0%
Vista II, CA	2005	2001/02/03	147,991	78.1%	1330	Y	3.6%
Walnut, CA	2005	1987	50,934	80.3%	541	Y	0.0%
West Sacramento, CA	2005	1984	39,955	79.8%	487	Y	0.0%
Westminster, CA	2005	1983/98	70,213	90.1%	650	Y	0.0%
Yucaipa, CA	1997	1989	78,444	62.2%	680	Y	0.0%
Aurora I, CO	2005	1981	74,817	69.8%	641	Y	0.0%
Aurora II, CO	2005	1984	57,454	74.6%	514	Y	0.0%
Aurora III, CO	2005	1977	33,410	81.6%	317	Y	0.0%
Aurora IV, CO	2006	1998/99	49,900	82.9%	363	Y	0.0%
Avon, CO	2005	1989	28,175	91.7%	397	Y	0.0%
Boulder I, CO	2006	1972/75/77	47,620	84.6%	527	Y	0.0%
Boulder II, CO	2006	1983/84	102,995	80.8%	1090	Y	0.0%
Boulder III, CO	2006	1974/78	80,414	78.1%	783	Y	0.0%

Boulder IV, CO	2006	1983/98	95,348	87.9%	714	Y	14.7%
Colorado Springs, CO	2005	1986	48,005	76.5%	513	Y	0.0%
Colorado Springs II, CO	2006	2001	62,600	95.9%	435	Y	0.0%
Denver II, CO	2006	1997	59,400	70.0%	437	Y	0.0%
Denver III, CO	2006	1999	63,600	74.2%	459	Y	0.0%
Denver, CO	2005	1987	57,145	70.6%	453	Y	0.0%
Englewood, CO	2005	1981	51,230	83.0%	372	Y	0.0%
Federal Heights, CO	2005	1980	55,080	79.1%	576	Y	0.0%
Golden, CO	2005	1985	88,792	81.1%	648	Y	0.0%
Littleton I , CO	2005	1987	53,690	80.1%	457	Y	38.0%
Littleton II, CO	2005	1982	46,315	92.9%	365	Y	0.0%
Northglenn, CO	2005	1980	52,302	80.6%	500	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,900	56.9%	455	Y	6.6%
Branford, CT	1995	1986	51,079	91.7%	438	Y	2.2%
Bristol, CT	2005	1989/99	53,625	85.0%	504	N	22.4%
East Windsor, CT	2005	1986/89	46,100	66.4%	326	N	0.0%
Enfield, CT	2001	1989	52,975	74.4%	384	Y	0.0%
Gales Ferry, CT	1995	1987/89	51,780	63.4%	592	N	4.8%
Manchester I, CT (6)	2002	1999/00/01	47,400	62.1%	519	N	37.0%
Manchester II, CT	2005	1984	53,237	77.9%	419	N	0.0%
Milford, CT	1994	1975	45,181	80.6%	388	N	3.1%
Monroe, CT	2005	1996/03	66,909	83.5%	411	N	0.0%
Mystic, CT	1994	1975/86	50,250	70.3%	551	Y	2.4%
Newington I, CT †	2005	1978/97	54,920	76.6%	264	N	0.0%
Newington II, CT	2005	1979/81	36,490	83.7%	222	N	0.0%
Old Saybrook II, CT	2005	1988/02	26,875	78.8%	256	N	30.0%
Old Saybrook, CT	2005	1982/88/00	91,288	70.1%	725	N	6.3%
South Windsor, CT	1994	1976	67,525	59.4%	550	Y	0.8%
Stamford, CT	2005	1997	29,326	91.7%	369	N	31.2%
Boca Raton, FL	2001	1998	38,203	93.4%	605	N	67.9%
Boynton Beach I, FL	2001	1999	62,042	89.5%	800	Y	54.0%
Boynton Beach II, FL	2005	2001	62,276	82.6%	609	Y	81.5%
Bradenton I, FL	2004	1979	68,480	65.8%	676	N	2.8%
Bradenton II, FL	2004	1996	88,103	86.5%	904	Y	40.2%
Cape Coral, FL	2000*	2000	76,789	88.3%	902	Y	83.0%
Dania Beach, FL (6)	2004	1984	264,375	83.5%	1928	N	21.0%
Dania, FL	1994	1988	58,319	97.6%	483	Y	26.9%
Davie, FL	2001*	2001	81,235	80.8%	839	Y	55.6%
Deerfield Beach, FL	1998*	1998	57,770	83.0%	527	Y	39.2%
DeLand, FL	1998	1987	38,577	89.3%	412	Y	0.0%
Delray Beach, FL	2001	1999	68,531	91.5%	819	Y	39.0%
Fernandina Beach, FL †	1996	1986	91,480	96.4%	683	Y	21.7%
Ft. Lauderdale, FL	1999	1999	70,544	97.0%	655	Y	46.0%
Ft. Myers, FL	1998	1998	67,256	81.7%	611	Y	67.0%
Gulf Breeze, FL	2005	1982/04	79,455	90.8%	701	N	64.0%
Jacksonville, FL	2005	2005	79,366	46.5%	761	N	100.0%
Lake Worth, FL †	1998	1998/02	167,946	85.5%	1293	N	44.9%
Lakeland I, FL	1994	1988	49,111	85.9%	463	Y	78.1%
Lakeland II, FL	1996	1984	48,600	79.4%	356	Y	19.5%
Leesburg, FL	1997	1988	51,995	84.3%	447	Y	5.1%

Lutz I, FL	2004	2000	72,795	74.6%	658	Y	34.0%
Lutz II, FL	2004	1999	69,378	75.5%	549	Y	20.4%
Margate I, FL †	1994	1979/81	55,677	93.6%	343	N	10.5%
Margate II, FL †	1996	1985	66,135	93.4%	317	Y	65.0%
Merrit Island, FL	2000	2000	50,523	93.2%	470	Y	56.4%
Miami I, FL	1995	1995	47,200	91.6%	556	Y	52.2%
Miami II, FL	1994	1987	57,165	62.6%	598	Y	0.1%
Miami III, FL	1994	1989	67,360	88.4%	573	Y	7.8%
Miami IV, FL	1995	1987	58,298	85.9%	610	Y	7.0%
Miami V, FL	1995	1976	77,825	76.4%	369	Y	4.0%
Miami VI, FL	2005	1988/03	152,075	67.2%	1504	N	93.0%
Naples I, FL	1996	1996	48,150	87.9%	349	Y	26.6%
Naples II, FL	1997	1985	65,994	76.0%	647	Y	43.9%
Naples III, FL	1997	1981/83	80,709	75.5%	889	Y	24.0%
Naples IV, FL	1998	1990	40,023	70.7%	444	N	41.4%
Ocala, FL	1994	1988	42,086	92.1%	360	Y	9.7%
Ocoee, FL	2005	1997	76,258	83.2%	665	Y	15.5%
Orange City, FL	2004	2001	59,781	72.0%	680	N	39.0%
Orlando I, FL (6)	1997	1987	51,770	85.8%	453	Y	4.8%
Orlando II, FL	2005	2002/04	92,944	89.6%	788	N	74.1%
Orlando III, FL	2006	1988/90/96	104,445	81.9%	709	Y	7.3%
Oviedo, FL	2006	1988/1991	49,386	73.6%	407	Y	0.0%
Pembroke Pines, FL	1997	1997	67,505	93.3%	692	Y	73.1%
Royal Palm Beach, FL †	1994	1988	98,851	79.1%	670	N	79.2%
Sanford, FL	2006	1988/2006	62,010	87.7%	449	Y	36.5%
Sarasota, FL	1998	1998	70,798	81.5%	532	Y	43.0%
St. Augustine, FL	1996	1985	59,830	74.8%	581	Y	29.6%
Stuart I, FL	1997	1986	41,694	83.8%	524	Y	27.0%
Stuart II, FL	1997	1995	89,541	84.8%	896	Y	34.1%
Tampa I, FL	1994	1987	60,150	90.2%	416	Y	0.0%
Tampa II, FL	2001	1985	56,047	81.8%	476	Y	16.8%
Vero Beach, FL	1997	1986/87	50,515	90.1%	482	N	23.9%
West Palm Beach I, FL	2001	1997	68,295	87.0%	1028	Y	47.3%
West Palm Beach II, FL	2004	1996	93,915	92.9%	913	Y	77.0%
Alpharetta, GA	2001	1996	90,685	75.4%	670	Y	74.9%
Austell , GA	2006	2000	83,865	70.3%	641	Y	67.2%
Decatur, GA	1998	1986	148,680	63.4%	1409	Y	3.1%
Norcross, GA	2001	1997	85,460	74.7%	598	Y	55.1%
Peachtree City, GA	2001	1997	50,034	72.4%	449	N	74.6%
Smyrna, GA	2001	2000	56,528	93.2%	509	Y	100.0%
Addison, IL	2004	1979	31,775	88.6%	377	Y	0.0%
Aurora, IL	2004	1996	74,440	52.9%	573	Y	6.9%
Bartlett I, IL	2004	1987	41,394	79.8%	430	Y	0.5%
Bartlett II, IL	2004	1987	51,725	83.3%	421	Y	33.5%
Bellwood, IL	2001	1999	86,700	82.6%	724	Y	52.1%
Des Plaines, IL (6)	2004	1978	74,600	77.9%	643	Y	0.0%
Elk Grove Village, IL	2004	1987	63,638	85.7%	655	Y	0.3%
Glenview, IL	2004	1998	100,345	77.8%	764	Y	100.0%
Gurnee, IL	2004	1987	80,500	70.1%	741	Y	34.0%
Harvey, IL	2004	1987	59,816	86.5%	587	Y	3.0%

Joliet, IL	2004	1993	74,750	57.0%	481	Y	23.3%
Lake Zurich, IL	2004	1988	46,635	81.3%	450	Y	0.0%
Lombard, IL †	2004	1981	61,242	79.2%	520	Y	18.3%
Mount Prospect, IL	2004	1979	65,200	68.1%	610	Y	12.6%
Mundelein, IL	2004	1990	44,900	61.5%	509	Y	8.9%
North Chicago, IL	2004	1985	53,500	81.4%	445	N	0.0%
Plainfield I, IL	2004	1998	54,375	64.1%	410	N	0.0%
Plainfield II, IL	2005	2000	52,450	63.1%	368	N	16.8%
Schaumburg, IL	2004	1988	31,157	70.2%	325	N	0.8%
Streamwood, IL	2004	1982	64,565	68.3%	578	N	0.0%
Warrensville, IL	2005	1977/89	46,728	76.7%	382	N	0.0%
Waukegan, IL	2004	1977	79,950	73.4%	715	Y	8.4%
West Chicago, IL	2004	1979	48,625	70.8%	440	Y	0.0%
Westmont, IL	2004	1979	53,900	74.9%	403	Y	0.0%
Wheeling I, IL	2004	1974	54,900	73.0%	505	Y	0.0%
Wheeling II, IL	2004	1979	68,025	65.0%	624	Y	7.3%
Woodridge, IL	2004	1987	50,595	78.1%	477	Y	0.0%
Indianapolis I, IN	2004	1987	43,800	89.0%	332	N	0.0%
Indianapolis II, IN	2004	1997	45,100	77.5%	460	Y	15.6%
Indianapolis III, IN	2004	1999	61,325	82.2%	506	Y	32.6%
Indianapolis IV, IN	2004	1976	68,494	56.0%	616	Y	0.0%
Indianapolis IX, IN	2004	1976	62,196	81.0%	557	Y	0.0%
Indianapolis V, IN	2004	1999	75,025	88.0%	596	Y	33.5%
Indianapolis VI, IN	2004	1976	73,693	80.5%	730	Y	0.0%
Indianapolis VII, IN	2004	1992	95,290	67.7%	884	Y	0.0%
Indianapolis VIII, IN	2004	1975	81,676	67.5%	738	Y	0.0%
Baton Rouge I, LA	1997	1980	55,984	94.8%	464	Y	9.7%
Baton Rouge II, LA	1997	1980	72,082	91.7%	499	Y	33.7%
Baton Rouge III, LA	1997	1982	61,078	95.7%	451	Y	10.2%
Baton Rouge IV, LA	1998	1995	8,920	90.8%	84	N	100.0%
Prairieville, LA	1998	1991	56,520	80.4%	306	Y	3.0%
Slidell, LA	2001	1998	79,740	97.0%	525	Y	46.5%
Boston, MA	2002	2001	61,360	64.4%	630	Y	100.0%
Leominster, MA	1998	1987/88/00	54,181	72.0%	504	Y	45.1%
Baltimore, MD	2001	1999/00	93,750	76.0%	808	Y	45.5%
California, MD	2004	1998	67,528	82.2%	722	Y	40.1%
Gaithersburg, MD	2005	1998	87,170	69.5%	798	Y	100.0%
Laurel, MD †	2001	1978/99/00	161,530	84.0%	956	N	63.7%
Temple Hills, MD	2001	2000	95,830	74.5%	813	Y	77.6%
Grand Rapids, MI	1996	1976	87,295	73.3%	508	Y	0.0%
Portage, MI (6)	1996	1980	50,671	85.4%	340	N	0.0%
Romulus, MI	1997	1997	43,970	57.3%	318	Y	10.7%
Wyoming, MI	1996	1987	90,975	78.2%	621	N	0.0%
Biloxi, MS	1997	1978/93	66,188	89.4%	620	Y	7.4%
Gautier, MS	1997	1981	35,775	95.4%	306	Y	3.2%
Gulfport I, MS	1997	1970	73,460	85.1%	513	Y	0.0%

Gulfport II, MS	1997	1986	64,745	95.9%	436	Y	18.8%
Gulfport III, MS	1997	1977/93	61,451	94.5%	486	Y	33.2%
Waveland, MS	1998	1982/83/84/93	48,641	62.4%	382	Y	23.7%
Belmont, NC	2001	1996/97/98	81,215	90.4%	569	N	7.8%
Burlington I, NC	2001	1990/91/93/94/98	110,502	79.7%	951	N	4.0%
Burlington II, NC	2001	1991	39,802	77.8%	392	Y	11.9%
Cary, NC	2001	1993/94/97	110,464	75.0%	751	N	8.5%
Charlotte, NC	1999	1999	69,246	92.8%	740	N	52.4%
Fayetteville I, NC	1997	1981	41,600	95.2%	352	N	0.0%
Fayetteville II, NC	1997	1993/95	54,425	92.3%	557	Y	11.9%
Raleigh, NC	1998	1994/95	48,525	81.9%	431	Y	8.2%
Brick, NJ	1994	1981	51,892	83.5%	456	Y	0.0%
Clifton, NJ	2005	2001	105,625	81.5%	1014	Y	100.0%
Cranford, NJ	1994	1987	91,450	76.4%	848	Y	7.9%
East Hanover, NJ	1994	1983	107,874	69.7%	1019	N	1.6%
Elizabeth, NJ	2005	1925/97	40,202	56.2%	686	N	45.0%
Fairview, NJ	1997	1989	28,021	79.8%	452	N	100.0%
Hamilton, NJ	2006	1990	70,750	57.6%	598	Y	0.0%
Hoboken, NJ	2005	1945/97	34,681	80.9%	750	N	100.0%
Jersey City, NJ	1994	1985	91,736	82.3%	1095	Y	0.0%
Linden I, NJ	1994	1983	100,625	66.4%	1125	N	2.7%
Linden II, NJ †	1994	1982	36,000	92.0%	26	N	0.0%
Morris Township, NJ (5)	1997	1972	76,175	77.2%	573	Y	1.3%
Parsippany, NJ	1997	1981	66,375	75.0%	613	Y	1.4%
Randolph, NJ	2002	1998/99	52,232	70.4%	592	Y	82.5%
Sewell, NJ	2001	1984/98	57,769	76.3%	448	N	4.4%
Albuquerque I, NM	2005	1985	65,876	89.3%	633	Y	0.0%
Albuquerque II, NM	2005	1985	59,022	86.4%	553	Y	0.0%
Albuquerque III, NM	2005	1978	41,163	87.5%	460	Y	0.0%
Albuquerque IV, NM	2005	1986	56,554	83.7%	536	Y	0.0%
Albuquerque V, NM	2006	1994	52,349	72.5%	426	Y	15.0%
Carlsbad, NM	2005	1975	40,159	95.2%	348	Y	0.0%
Deming, NM	2005	1973/83	33,100	91.5%	256	Y	0.0%
Las Cruces, NM	2005	1984	44,050	97.0%	406	Y	0.0%
Lovington, NM	2005	1975	15,950	91.1%	172	Y	0.0%
Silver City, NM	2005	1972	27,075	95.3%	256	Y	0.0%
Truth or Consequences, NM	2005	1977/99/00	24,510	95.1%	168	Y	0.0%
Las Vegas I, NV †	2006	1986	49,460	64.5%	413	Y	0.0%
Las Vegas II, NV	2006	1997	49,125	72.4%	402	Y	0.0%
Endicott, NY	2005	1989	35,330	88.9%	297	Y	0.0%
Jamaica, NY	2001	2000	90,156	66.8%	928	Y	100.0%
New Rochelle, NY †	2005	1998	30,343	89.1%	402	N	0.0%
North Babylon, NY	1998	1988/99	78,288	74.6%	635	Y	9.1%
Riverhead, NY	2005	1985/86/99	41,410	82.8%	346	N	0.0%
Southold, NY †	2005	1989	59,773	86.7%	587	N	0.0%
Boardman, OH	1980	1980/89	66,187	79.5%	525	Y	16.1%

Brecksville, OH †	1998	1970/89	64,764	85.0%	410	Y	34.2%
Canton I, OH	2005	1979/87	40,545	70.2%	414	Y	0.0%
Canton II, OH	2005	1997	31,700	86.0%	201	N	0.0%
Centerville I, OH	2004	1976	86,590	71.1%	654	Y	0.0%
Centerville II, OH	2004	1976	43,600	68.1%	310	N	0.0%
Cleveland I, OH	2005	1997/99	46,400	93.6%	353	Y	0.0%
Cleveland II, OH	2005	2000	58,652	60.1%	591	Y	0.0%
Columbus, OH	2006	1999	72,355	69.4%	589	Y	27.8%
Dayton I, OH	2004	1978	43,420	74.1%	351	N	0.0%
Dayton II, OH	2005	1989/00	47,550	88.6%	368	N	0.0%
Euclid I, OH	1988*	1988	47,260	83.1%	441	Y	21.9%
Euclid II, OH	1988*	1988	48,058	81.2%	381	Y	0.0%
Grove City, OH	2006	1997	89,490	82.3%	745	Y	16.1%
Hilliard, OH	2006	1995	89,915	58.2%	764	Y	25.8%
Hudson, OH †	1998	1987	68,470	83.7%	421	N	13.9%
Lakewood, OH	1989*	1989	39,523	78.3%	486	Y	24.5%
Louisville, OH	2005	1988/90	60,402	82.4%	390	N	0.0%
Marblehead, OH	2005	1988/98	76,500	70.5%	388	N	0.0%
Mason, OH	1998	1981	33,700	81.8%	282	Y	0.0%
Mentor, OH	2005	1983/99	39,001	84.0%	231	N	23.1%
Miamisburg, OH †	2004	1975	61,050	83.5%	432	Y	0.0%
Middleburg Heights, OH	1980*	1980	94,150	73.3%	667	Y	0.0%
North Canton I, OH	1979*	1979	45,532	77.7%	290	Y	0.0%
North Canton II, OH	1983*	1983	44,380	83.7%	354	Y	15.8%
North Olmsted I, OH	1979*	1979	48,910	80.6%	449	Y	1.2%
North Olmsted II, OH	1988*	1988	48,050	77.9%	406	Y	14.1%
North Randall, OH	1998*	1998/02	80,452	79.7%	803	N	90.3%
Perry, OH	2005	1992/97	68,851	71.4%	431	Y	0.0%
Reynoldsburg, OH	2006	1979	67,745	75.7%	663	Y	0.0%
Warrensville Heights, OH	1980*	1980/82/98	90,531	76.9%	746	Y	0.0%
Westlake, OH	2005	2001	62,800	87.5%	460	Y	0.0%
Willoughby, OH	2005	1997	33,639	69.0%	274	Y	0.0%
Youngstown, OH	1977*	1977	66,700	82.2%	500	Y	0.0%
Levittown, PA	2001	2000	78,230	84.4%	671	Y	36.2%
Philadelphia, PA	2001	1999	99,181	80.1%	914	N	91.6%
Hilton Head I, SC †	1997	1981/84	116,766	69.3%	545	Y	5.4%
Hilton Head II, SC †	1997	1979/80	47,620	82.2%	297	Y	0.0%
Summerville, SC	1998	1989	49,727	82.8%	439	Y	10.1%
Alcoa, TN	2005	1986	42,550	81.4%	351	Y	0.0%
Antioch, TN	2005	1985/98	76,445	90.8%	565	Y	8.5%
Cordova, TN	2005	1987	54,725	79.6%	388	Y	0.0%
Cordova II, TN	2006	1995	66,875	88.7%	565	Y	9.9%
Knoxville I, TN	1997	1984	29,452	81.7%	297	Y	5.4%
Knoxville II, TN	1997	1985	38,550	90.5%	350	Y	7.0%
Knoxville III, TN	1998	1991	45,864	85.8%	425	Y	6.7%
Knoxville IV, TN	1998	1983	59,070	89.7%	456	N	1.1%
Knoxville V, TN	1998	1977	43,050	87.9%	376	N	0.0%
Knoxville VI, TN	2005	1975	64,040	92.2%	576	Y	0.0%
Knoxville VII, TN	2005	1983	55,394	91.1%	448	Y	0.0%
Knoxville VIII, TN	2005	1978	97,098	83.5%	777	Y	0.0%

Memphis I, TN	2001	1999	86,075	91.6%	622	N	51.3%
Memphis II, TN	2001	2000	72,210	86.6%	544	N	46.2%
Memphis III, TN	2005	1983	39,790	83.7%	365	Y	5.0%
Memphis IV, TN	2005	1986	38,950	94.3%	330	Y	0.0%
Memphis V, TN	2005	1981	61,270	73.8%	474	Y	0.0%
Memphis VI, TN	2006	1985/93	108,375	84.1%	874	Y	0.0%
Memphis VII, TN	2006	1980/85	115,118	81.8%	563	Y	0.0%
Memphis VIII, TN †	2006	1990	97,800	86.9%	565	Y	0.0%
Nashville I, TN	2005	1984	109,090	62.5%	686	Y	0.0%
Nashville II, TN	2005	1986/00	82,992	83.6%	635	Y	13.2%
Nashville III, TN	2006	1985	101,800	63.3%	599	Y	8.7%
Nashville IV, TN	2006	1986/00	102,600	89.9%	712	Y	10.4%
Austin, TX	2005	2001	59,758	77.0%	549	Y	70.0%
Austin II, TX	2006	2000/03	64,409	90.9%	498	Y	54.6%
Austin III, TX	2006	2004	71,360	58.4%	587	N	48.9%
Baytown, TX	2005	1981	39,150	84.4%	380	Y	0.0%
Bryan, TX	2005	1994	60,650	69.2%	498	Y	0.0%
College Station, TX	2005	1993	26,750	76.4%	348	N	0.0%
Dallas, TX	2005	2000	59,905	79.3%	568	Y	40.0%
Denton, TX	2006	1996	61,036	87.0%	465	Y	3.2%
El Paso I, TX	2005	1980	60,034	86.1%	552	Y	0.0%
El Paso II, TX	2005	1980	49,296	89.3%	428	Y	0.0%
El Paso III, TX	2005	1980	71,500	85.3%	649	Y	0.0%
El Paso IV, TX	2005	1983	73,776	47.7%	584	Y	0.0%
El Paso V, TX	2005	1982	63,050	84.0%	402	Y	0.0%
El Paso VI, TX	2005	1985	36,820	77.7%	271	Y	0.0%
El Paso VII, TX †	2005	1982	35,800	85.2%	19	N	0.0%
Fort Worth, TX	2005	2000	50,731	75.0%	409	Y	40.0%
Fort Worth II, TX	2006	2003	72,125	61.5%	665	Y	68.6%
Frisco I, TX	2005	1996	51,079	93.5%	447	Y	17.4%
Frisco II, TX	2005	1998/02	71,539	74.8%	514	Y	25.6%
Frisco III, TX	2006	2004	73,150	64.6%	623	Y	93.6%
Garland , TX	2006	1991	70,500	79.5%	450	Y	6.4%
Garland II, TX	2006	2004	68,675	56.5%	484	Y	53.8%
Greenville I , TX	2005	2001/04	60,560	84.6%	458	Y	30.6%
Greenville II, TX	2005	2001	45,850	71.5%	320	N	40.5%
Houston I, TX	2005	1981	101,780	92.3%	631	Y	0.0%
Houston II, TX	2005	1977	74,700	86.5%	435	Y	0.0%
Houston III, TX	2005	1984	62,370	85.0%	492	Y	0.0%
Houston IV, TX	2005	1987	44,175	94.4%	401	Y	6.0%
Houston V, TX †	2006	1980/1997	127,570	74.9%	932	Y	69.9%
Keller, TX	2006	2000	62,075	95.1%	476	Y	23.7%
La Porte, TX	2005	1984	45,050	76.5%	440	Y	19.0%
Lewisville, TX	2006	1996	58,750	68.1%	428	Y	21.7%
Mansfield, TX	2006	2003	63,175	75.4%	455	Y	46.8%
McKinney, TX	2005	1996	52,970	95.6%	373	Y	12.6%
McKinney II, TX	2006	1996	70,275	89.5%	546	Y	47.3%
North Richland Hills, TX	2005	2002	57,375	68.9%	459	Y	62.0%
Roanoke, TX	2005	1996/01	59,600	88.3%	483	Y	31.9%
San Antonio, TX	2005	2005	75,120	24.6%	581	Y	79.0%
San Antonio II, TX	2006	2005	73,505	42.2%	676	N	53.6%

Sherman I, TX	2005	1998	55,425	90.9%	525	Y	20.0%
Sherman II, TX	2005	1996	48,625	92.3%	394	Y	36.0%
Spring, TX	2006	1980/86	73,371	81.0%	510	Y	29.4%
Murray I, UT	2005	1976	60,780	92.8%	702	N	0.0%
Murray II, UT	2005	1978	47,246	92.0%	350	Y	0.0%
Murray III, UT †	2005	1978	26,400	87.0%	24	Y	0.0%
Salt Lake City I, UT	2005	1976	56,646	87.9%	778	Y	0.0%
Salt Lake City II, UT	2005	1978	53,876	91.6%	522	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,750	54.1%	581	N	26.5%
Fredericksburg II, VA	2005	1998/01	61,618	57.2%	510	N	100.0%
Milwaukee, WI	2004	1988	58,713	74.9%	489	Y	0.0%

Total/Weighted Average (399 facilities)			25,436,058	78.2%	217,209

* Denotes facilities developed by us.

†  Denotes facilities that contain a material amount of commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2006, there was a total of approximately 753,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2006.

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

Our growth has been achieved by internal growth and by adding facilities to our portfolio each year through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2006 for each of the last five years, grouped by the year end during which we first owned or operated the facility.

Our Facilities by Year Acquired - Average Occupancy

		Current	Average Occupancy During the Twelve Months Ended
	Number of	Rentable	December 31, (2)
Year Acquired (1)	Facilities	Square Feet	2002	2003	2004	2005	2006
1996 or earlier	41	2,599,851	80.9%	81.2%	83.5%	83.4%	82.5%
1997	46	2,699,212	81.0%	82.8%	84.1%	83.7%	81.9%
1998	24	1,413,392	81.3%	84.2%	85.0%	85.4%	83.3%
1999	2	138,054	81.3%	82.0%	88.0%	92.4%	86.0%
2000	6	418,024	81.7%	85.5%	87.6%	87.5%	85.0%
2001	27	2,107,610	75.7%	80.6%	84.9%	85.4%	83.6%
2002	7	405,966	83.3%	82.9%	83.9%	81.9%	78.0%
2003	1	42,475		20.4%	48.7%	74.9%	76.4%
2004	46	3,114,879			77.6%	77.9%	77.0%
2005	139	7,898,830				80.3%	80.3%
2006	60	4,597,765					75.6%
All Facilities Owned as of December 31, 2006	399	25,436,058	79.9%	82.1%	84.0%	82.2%	80.2%

(1)  For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)  Determined by dividing the sum of the month-end occupied square feet for the group of facilities for each twelve-month period by the sum of their month-end rentable square feet for the period.

Our Facilities by Year Acquired - Annual Rent Per Occupied Square Foot

		Annual Rent Per Occupied Square Foot For the Twelve Months Ended
	Number of	December 31, (2)
Year Acquired (1)	Facilities	2002	2003	2004	2005	2006
1996 or earlier	41	$10.79	$10.59	$10.68	$10.95	$11.41
1997	46	$9.04	$9.21	$9.62	$9.98	$10.51
1998	24	$8.82	$8.89	$9.23	$9.69	$10.84
1999	2	$7.66	$8.25	$9.52	$10.78	$11.90
2000	6	$13.33	$13.26	$13.31	$14.39	$15.51
2001	27	$10.88	$10.12	$10.58	$11.02	$11.63
2002	7	$14.41	$13.31	$13.52	$13.88	$14.89
2003	1		$8.87	$13.00	$13.14	$14.15
2004	46			$12.37	$10.70	$10.98
2005	139				$8.84	$9.82
2006	60					$9.89
All Facilities Owned as of December 31, 2006	399	$10.13	$10.04	$10.47	$10.33	$10.65

(1)  For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)  Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes customer rental revenues, access, administrative and late fees and revenues from auctions, but does not include ancillary revenues generated at our facilities.

		Average Occupied Square Feet For the Twelve Months Ended
	Number of	December 31, (2)
Year Acquired (1)	Facilities	2002	2003	2004	2005	2006
1996 or earlier	41	2,101,927	2,112,101	2,170,658	2,167,726	2,144,120
1997	46	2,162,901	2,212,059	2,247,471	2,257,945	2,211,498
1998	24	1,187,768	1,244,593	1,257,058	1,216,370	1,169,165
1999	2	113,112	114,052	121,776	127,585	118,722
2000	6	296,103	321,549	366,338	365,632	355,386
2001	27	1,544,456	1,701,143	1,790,554	1,800,901	1,762,365
2002	7	153,790	339,036	340,977	332,649	316,742
2003	1		3,606	20,694	31,801	32,431
2004	46			402,889	2,425,283	2,398,574
2005	139				3,157,146	6,350,294
2006	60					2,622,221
All Facilities Owned as of December 31, 2006	399	7,560,057	8,048,139	8,718,415	13,883,038	19,481,518

		Total Revenues for the Twelve Months Ended December 31, (3)
	Number of	(Dollars in thousands)
Year Acquired (1)	Facilities	2002	2003	2004	2005	2006
1996 or earlier	41	$22,683	$22,372	$23,193	$23,737	$24,455
1997	46	19,561	20,382	21,617	22,530	23,236
1998	24	10,475	11,061	11,604	11,782	12,674
1999	2	866	941	1,159	1,376	1,413
2000	6	3,947	4,265	4,875	5,260	5,512
2001	27	16,800	17,224	18,949	19,842	20,493
2002	7	2,216	4,513	4,609	4,616	4,716
2003	1		32	269	418	459
2004	46			4,984	25,952	26,329
2005	139				27,894	62,343
2006	60					25,924
All Facilities Owned as of December 31, 2006 Before Adjustments	399	$76,548	$80,790	$91,259	$143,407	$207,554
Plus:
Other Adjustments (4)		37	24	607	4,201	5,558
Total Revenues (5)		$76,585	$80,814	$91,866	$147,608	$213,112

(1)  For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)  Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of facilities.

(3)  Represents the result obtained by multiplying annual rent per occupied square foot by the average occupied square feet for the twelve-month period for each group of facilities.

(4)  Between 2001 and 2004, amounts represent primarily ancillary revenues generated by three facilities contributed by certain Amsdell Entities to our operating partnership prior to our IPO, which are reflected in the historical financial statements but excluded from the above analysis which accounts only for rental revenues and other property related income. For 2005 and 2006, amounts represent ancillary revenue and Rising Tide management fees.

(5)  Represents total revenues as presented in our historical financial statements.

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected units, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2007, we anticipate spending approximately $7 to $10 million associated with these recurring capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

Option Facilities

In connection with our IPO, we entered into an option agreement with Rising Tide Development to acquire 18 self-storage facilities, currently consisting of 14 facilities owned by Rising Tide Development, one facility that Rising Tide Development has the right to acquire from an unaffiliated third party, and three facilities that we have acquired since our IPO pursuant to the exercise of our options. Rising Tide Development may elect not to acquire the option facility it currently has under contract, which would reduce the number of facilities available to us pursuant to the option agreement. These 15 facilities either are currently under development or not yet fully stabilized. Any purchase of an option facility by us will be at a purchase price equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The option will become exercisable with respect to each particular self-storage facility when that facility achieves an occupancy of 85% at the end of the month for three consecutive months, and will expire in October 2008. We expect that the purchase option will become exercisable with respect to a majority of the option facilities by October 2008. The determination to purchase any of the option facilities will be made by the independent members of our Board of Trustees. If the option is not exercised for any facility within the option period, Rising Tide Development will be required to move expeditiously to sell the facility to an unrelated third party. Rising Tide Development received no cash consideration for entering into the option agreement.

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

No matters were submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares began trading on the New York Stock Exchange under the symbol “YSI” on October 22, 2004. As of March 13, 2007, there were approximately 27 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

	High	Low	Cash Dividends Declared
2004
Fourth quarter (October 22 through December 31)	$17.45	$16.50	$0.2009
2005
First quarter	$17.40	$16.02	$0.28
Second quarter	$19.92	$16.83	$0.28
Third quarter	$21.76	$19.15	$0.28
Fourth quarter	$21.73	$19.35	$0.29
2006
First quarter	$22.28	$19.94	$0.29
Second quarter	$19.75	$16.05	$0.29
Third quarter	$21.94	$18.51	$0.29
Fourth quarter	$22.66	$20.35	$0.29

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2006 was 35.75% ordinary income, 0.78% capital gain distribution and 63.47% return of capital.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Under our new revolving credit facility, beginning in the fourth quarter of 2008 we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) a certain percentage of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

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

In October 2005, we completed a follow-on public offering of our common shares, generating net proceeds of approximately $378.7 million, after deducting underwriting discount and commissions and expenses of the offering. A portion of these proceeds was used to repay certain outstanding indebtedness, including (i) $108.3 million to repay the outstanding balance under our then existing revolving credit facility, and (ii) $39.8 million to repay outstanding mortgage loans secured by 37 of our facilities. Net proceeds of approximately $110.2 million were used to fund the acquisition of 19 self-storage facilities. The remaining net proceeds of approximately $120.4 million were used for the acquisition and development of additional self-storage facilities, budgeted capital improvements and general corporate purposes.

We completed the initial public offering of our common shares in October 2004, generating net proceeds of approximately $425.0 million, after deducting underwriting discount and commissions and expenses of the offering. A portion of these proceeds was used to repay (i) approximately $135.1 million of our existing term loan provided by an affiliate of Lehman Brothers, (ii) $16.6 million, plus $0.9 million for prepayment penalties, to repay mortgage indebtedness secured by our facilities, (iii) $23.0 million to repay the outstanding balance of a loan made to us by Robert J. Amsdell and Barry L. Amsdell, and (iv) $221.8 million to acquire 46 self-storage facilities.

Share Performance Graph

The Securities and Exchange Commission requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning with October 22, 2004 (the first closing share price following the initial public offering of our common shares) and ending December 31, 2006.

	Period Ending
Index	10/22/2004	12/31/2004	6/30/2005	12/31/2005	6/30/2006	12/31/2006
U-Store-It Trust	100.00	108.44	120.81	133.37	122.93	137.82
S&P 500	100.00	110.97	110.65	116.30	119.45	134.67
Russell 2000	100.00	115.08	113.64	120.32	130.20	142.42
NAREIT All Equity REIT Index	100.00	111.12	118.21	124.64	140.74	168.34

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a historical consolidated basis for the Company, and on a combined historical basis for Acquiport/Amsdell (the “Predecessor”). The selected historical financial information as of December 31, 2006 and 2005 and for each of the periods indicated in the five-year period ended December 31, 2006 were derived from the Company’s and the Predecessor’s financial statements. Historical information for the Company has not been presented prior to October 21, 2004, the date on which the Company consummated the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, because during the period prior to the mergers, the Company did not have material corporate activity.

The Predecessor’s combined historical financial information includes the following entities, which are the entities referred to collectively in this Form 10-K as Acquiport/Amsdell, for periods prior to October 21, 2004: the operating partnership (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport/Amsdell IV, LLC, Acquiport/Amsdell V, LLC, Acquiport/Amsdell VI, LLC, Acquiport/Amsdell VII, LLC, and USI II, LLC. The Predecessor also includes three additional facilities- Lakewood, OH, Lake Worth, FL, and Vero Beach I, FL which were contributed to our operating partnership in connection with the IPO. All intercompany balances and transactions are eliminated in consolidation and combination. At October 20, 2004, the Predecessor owned 155 self-storage facilities.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Company and the Predecessor and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	The Company			The Predecessor (1)
			Period	Period
			October 21,	January 1,
			through	through
	Year Ended December 31,		December 31,	October 20,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
		(6)	(6)	(6)	(6)	(6)
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental income	$197,753	$137,202	$21,410	$65,722	$76,898	$72,719
Other property related income	14,902	10,001	1,452	3,211	3,916	3,866
Other — related party	457	405	71	—	—	—
Total revenues	213,112	147,608	22,933	68,933	80,814	76,585
Operating expenses:
Property operating expenses	86,547	55,462	9,767	26,170	28,089	26,087
Property operating expenses — related party	69	43	—	—	—	—
Depreciation	64,729	39,949	5,800	16,528	19,494	19,656
Asset write-off	305	—	—	—	—	—
General and administrative	21,675	17,786	4,140	—	—	—
General and administrative — related party	613	736	114	—	—	—
Management fees — related party (2)	—	—	—	3,689	4,361	4,115
Total operating expenses	173,938	113,976	19,821	46,387	51,944	49,858
Operating income	39,174	33,632	3,112	22,546	28,870	26,727
Interest:
Interest expense on loans	(46,125)	(32,370)	(4,428)	(19,385)	(15,128)	(15,944)
Loan procurement amortization expense	(1,998)	(2,057)	(286)	(5,958)	(1,296)	(1,364)
Early extinguishment of debt	(1,907)	(93)	(7,012)	—	—	—
Costs incurred to acquire management company — related party	—	—	(22,152)	—	—	—
Interest income	1,341	2,405	37	69	12	—
Other	191	(47)	(78)	—	—	—
Income (loss) before minority interests	(9,324)	1,470	(30,807)	(2,728)	12,458	9,419
Minority interests	773	(113)	898	—	—	—
Income (loss) from continuing operations	(8,551)	1,357	(29,909)	(2,728)	12,458	9,419
Discontinued operations:
Income from operations	—	32	—	—	171	312
Gain on sale of storage facilities	—	179	—	—	3,329	—
Income from discontinued operations	—	211	—	—	3,500	312
Net income (loss) (5)	$(8,551)	$1,568	$(29,909)	$(2,728)	$15,958	$9,731
Basic and diluted earnings (loss) per share from continuing operations	$(0.15)	$0.04	$(0.80)
Basic and diluted earnings per share from discontinued operations	$—	$—	$—
Basic and diluted earnings (loss) per share	$(0.15)	$0.04	$(0.80)
Weighted average basic common shares outstanding (3)	57,287	42,120	37,478
Weighted average diluted common shares outstanding (3)	57,287	42,203	37,478
Distributions declared per share and unit (4)	$1.16	$1.13	$0.2009

	The Company			The Predecessor (1)
			Period	Period
			October 21,	January 1,
			through	through
	Year Ended December 31,		December 31,	October 20,	Year Ended December 31,
	2006	2005	2004	2004	2003	2002
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
		(6)	(6)	(6)	(6)	(6)
	(in thousands, except per share data)
Balance Sheet Data (as of end of period):
Storage facilities, net	$1,566,815	$1,246,295	$729,155		$395,599	$411,232
Total assets	1,615,339	1,476,321	774,272		410,636	420,098
Revolving credit facility	90,500	—	—		—	—
Unsecured term loan	200,000	—	—		—	—
Mortgage loans and notes payable	588,930	669,282	380,496		271,571	270,413
Total liabilities	930,948	714,157	406,243		280,743	279,267
Minority interests	56,898	63,695	10,804		—	—
Shareholders’/owners’ equity	627,493	698,469	357,225		129,893	140,831
Total liabilities and shareholders’/owners’ equity	1,615,339	1,476,321	774,272		410,636	420,098

Other Data:
Number of facilities (end of period)	399	339	201	155	155	159
Total rentable square feet (end of period)	25,436	20,828	12,978	9,683	9,863	10,050
Occupancy (end of period)	78.2%	81.2%	82.2%	85.2%	82.6%	79.2%
Cash dividends declared per share (4)	$1.16	$1.13	$0.2009

(1)          Represents historical financial data of our operating partnership, including three additional facilities acquired by our operating partnership from certain of the Amsdell Entities in connection with the IPO. See Note 1 to the Consolidated and Combined Financial Statements.

(2)          Prior to the IPO, management fees to related parties were paid to U-Store-It Mini Warehouse Co., the prior manager of our self-storage facilities that was acquired at the time of our IPO.

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

(4)          The Company announced a pro rata dividend of $0.2009 per common share on November 24, 2004, full quarterly dividends of $0.28 per common share on March 2, 2005; May 31, 2005 and August 24, 2005 and dividends of $0.29 per common share on December 1, 2005; February 22, 2006; April 24, 2006; August 23, 2006 and November 3, 2006.

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

(6)          The Company has restated its consolidated and combined financial statements for the year ended December 31, 2005, the period October 21, 2004 to December 31, 2004, and the Predecessor’s financial statements for the period January 1, 2004 to October 20, 2004.  See Note 2 to the financial statements included elsewhere herein.  The Predecessor’s financial statements have also been restated for the years ended December 31, 2003 and 2002.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis gives effect to the restatements discussed in Note 2 to the consolidated and combined financial statements.

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

Overview

On October 27, 2004, the Company completed its IPO, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The IPO resulted in gross proceeds to the Company of $460.0 million. On October 7, 2005, the Company completed a follow-on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $20.35 per share, for gross proceeds of approximately $400.2 million.

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At December 31, 2006 and 2005, the Company owned 399 and 339 self-storage facilities, respectively, totaling approximately 25.4 and 20.8 million rentable square feet, respectively.

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

The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 19%, 16%, 7% and 6%, respectively, of total revenues for the year ended December 31, 2006.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated and combined financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated and combined financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated and combined financial statements included in this report. A summary of significant accounting policies is also provided in the notes to our consolidated and combined financial statements (See Note 3 to the

Consolidated and Combined Financial Statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above-or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at market leases as of December 31, 2006 and 2005. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. The Company recorded an asset impairment charge of $2.3 million for the year ended December 31, 2005 related to hurricane damage (See Note 17 to the Consolidated and Combined Financial Statements).

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

Share Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded to our former Chief Executive Officer in 2005 were scheduled to vest immediately upon his retirement from the Company as he had reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance was expensed fully in 2005.

Minority Interests

As of September 30, 2005, the Company recorded the operating partnership units issued in connection with the National Self Storage transaction as conditionally redeemable as the result of a special redemption right (see Note 4 and Note 7 for a discussion of the National Self Storage transaction). On October 25, 2005, the sellers in the National Self Storage transaction agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement). From the issuance date until October 25, 2005, the Company elected to accrete changes in the redemption value of the National Self Storage units issued over the period from the date of issuance to the earliest redemption date (one year from the date of initial issuance) on a pro rata basis. Upon termination of the Special Redemption Right, the Company classified these units in minority interest. The amount of accretion recorded through October 25, 2005 was approximately $3.0 million. Effective October 26, 2005, minority interest represents issued and outstanding operating partnership units.

Minority Interests include income allocated to holders of the operating partnership units. Income is allocated to the minority interests based on their ownership percentage of the operating partnership. This ownership percentage, as well as the total net assets of the operating partnership, changes when additional shares of our common stock or operating partnership units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Shareholders’ Equity and Owners’ Equity (Deficit) (rather than separately allocating the minority interest for each individual capital transaction).

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which became effective for the Company beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Effective September 30, 2006, the Company early adopted SAB 108. As described in Note 2, the Company has restated its financial statements for the period October 21, 2004 to December 31, 2004, as of and for the year ended December 31, 2005 and has also restated the Predecessor’s financial statements for the period January 1, 2004 to October 20, 2004.  Accordingly, the adjustments previously reflected in the 2006 opening accumulated deficit as the result of the adoption of SAB 108 have been restated into the appropriate prior periods.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for the Company on January 1, 2007.  The Company has evaluated the impact of adopting FIN 48 and does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 (“SFAS No. 156”).  SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a service contract.  This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period.  This statement is effective in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB No. 133 and 140.  The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 13-1 Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”).  FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period.  FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period.  Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3.  The terms of FSP FAS 13-1 are not applicable to lessees that account for the sale or rental of real estate projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005.    Retrospective application in accordance with SFAS No. 154 is permitted but not required.  The adoption of FSP FAS 13-1 did not have a material effect on the consolidated financial statements of the Company.

In September 2005, the Emerging Issues Task Force issued EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R.   The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity.  This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting.  EITF 04-05 was effective immediately for all arrangements created or modified after September 29, 2005.  For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application.  The adoption of EITF 04-05 did not have an effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”).  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS No. 154 provides guidance for determining whether a retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted SFAS No. 154 on January 1, 2006 and has applied this standard in conjunction with its restatement (see Note 2).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of SFAS No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Company’s quarter ended December 31, 2005.  The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material effect on the consolidated financial statements of the Company.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated and combined financial statements and the accompanying notes thereto. Historical results set forth in the consolidated and combined statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by acquisition activities in 2006 and 2005. At December 31, 2006 and 2005, the Company owned 399 and 339 self-storage facilities and related assets, respectively.

In 2006, 60 self-storage facilities were acquired for approximately $362.4 million (the “2006 Acquisitions”).

In 2005, 146 self-storage facilities were acquired for approximately $547.9 million. During 2005 four self-storage facilities were sold for approximately $6.2 million, and accordingly results of operations for these facilities have been accounted for as discontinued operations. The Company also reduced its reported number of facilities during 2005 by consolidating four facilities into existing adjacent facilities.  Based upon total acquisitions, dispositions and consolidations, the Company had a net increase of 138 facilities in 2005 (the “2005 Acquisitions”).

A comparison of net income (loss) for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31,
	2006	2005
		(as restated)
	(in thousands)
REVENUES
Rental income	$197,753	$137,202
Other property related income	14,902	10,001
Other - related party	457	405
Total revenues	213,112	147,608
OPERATING EXPENSES
Property operating expenses	86,547	55,462
Property operating expenses - related party	69	43
Depreciation	64,729	39,949
Asset write-off	305	—
General and administrative	21,675	17,786
General and administrative - related party	613	736
Total operating expenses	173,938	113,976
OPERATING INCOME	39,174	33,632
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(46,125)	(32,370)
Loan procurement amortization expense	(1,998)	(2,057)
Write-off of loan procurement cost due to early extinguishment of debt	(1,907)	(93)
Interest income	1,341	2,405
Other	191	(47)
Total other expense	(48,498)	(32,162)
INCOME (LOSS) BEFORE MINORITY INTERESTS	(9,324)	1,470
MINORITY INTERESTS	773	(113)
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	(8,551)	1,357
DISCONTINUED OPERATIONS
Income from operations	—	32
Gain on sale of storage facilities	—	179
Income from discontinued operations	—	211
NET INCOME (LOSS)	$(8,551)	$1,568

Comparison of Operating Results for the Years Ended December 31, 2006 and 2005 (Not including discontinued operations)

Total Revenues

Rental income increased from $137.2 million in 2005 to $197.8 million in 2006, an increase of $60.6 million, or 44%. This increase is primarily attributable to (i) additional rental income from the 2006 Acquisitions, (ii) a full year contribution from the 2005 Acquisitions, and (iii) an increase in rental income from our pool of same-store facilities of approximately $4.6 million.

Other property related income increased from $10.0 million in 2005 to $14.9 million in 2006, an increase of $4.9 million, or 49%. This increase is primarily attributable to the other property income from the 2006 Acquisitions and a full year contribution from the 2005 Acquisitions.

Total Operating Expenses

Property operating expenses increased from $55.5 million in 2005 to $86.6 million in 2006, an increase of $31.1 million, or 56%. This increase is primarily attributable to (i) additional operating expenses from the 2006 Acquisitions, (ii) a full year of operating expenses from the 2005 Acquisitions, and (iii) an increase in operating expenses from our “same-store” facilities of approximately $5.7 million.

General and administrative expenses increased from $18.5 million in 2005 to $22.3 million in 2006, an increase of $3.8 million, or 20.5%.  The increase is primarily attributable to (i) approximately $2.7 million of severance costs during 2006, (ii) approximately $0.4 million related to the settlement of a claim made based on actions taken by the Predecessor Company prior to the initial public offering, and (iii) $0.2 million related to professional fees incurred in 2006 related to reorganization. Depreciation increased from $39.9 million in 2005 to $64.7 million in 2006, an increase of $24.8 million, or 62%. The increase is primarily attributable to additional depreciation expense related to the 2006 Acquisitions and a full year of depreciation expense related to the 2005 Acquisitions.

Total Other Expenses

Interest expense increased from $32.4 million in 2005 to $46.1 million in 2006, an increase of $13.7 million, or 42.3%. The increase is attributable to a higher amount of outstanding debt in 2006 primarily resulting from the financing of certain of the 2006 Acquisitions with additional borrowings.

In conjunction with the two revolving credit facility financings during 2006, the Company incurred charges of $1.9 million relating to the write-off of unamortized loan procurement costs.

Interest income decreased to $1.3 million in 2006 from $2.4 million in 2005. This decrease is primarily attributable to the Company’s 2005 follow-on public offering.  The Company invested excess proceeds from the follow-on offering in interest bearing accounts and in short-term marketable securities until the excess proceeds were used to fund acquisitions or pay down existing debt during the first quarter of 2006.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

For purposes of the following comparison of operating results for the years ended December 31, 2005 and December 31, 2004, the Company combined the results of operations for the Company for the period from October 21, 2004 through December 31, 2004 and the Predecessor for the period from January 1, 2004 through October 20, 2004. Internally, the Company uses combined reporting to evaluate its operating performance and believes that this presentation will provide investors with additional insight into our financial results.

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by acquisition activities in 2005 and 2004. At December 31, 2005 and 2004, the Company owned interests in 339 and 201 self-storage facilities and related assets, respectively.

In 2004, 46 self-storage facilities were acquired for approximately $221.8 million (the “2004 Acquisitions”). All of these facilities were acquired concurrently with, or shortly after, the completion of the IPO.

A comparison of net income (loss) for the years ended December 31, 2005 and 2004 is as follows:

	For the	For the
	Year ended	Year ended
	December 31,	December 31,
	2005	2004
	(as restated)	(as restated) (1)
	(Dollars and in thousands)
REVENUES
Rental income	$137,202	$87,132
Other property related income	10,001	4,663
Other - related party	405	71
Total revenues	147,608	91,866
OPERATING EXPENSES
Property operating expenses	55,462	35,937
Property operating expenses - related party	43	—
Depreciation	39,949	22,328
General and administrative	17,786	4,140
General and administrative - related party	736	114
Management fees - related party	—	3,689
Total operating expenses	113,976	66,208
OPERATING INCOME	33,632	25,658
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(32,370)	(23,813)
Loan procurement amortization expense	(2,057)	(6,244)
Write-off of loan procurement cost due to early extinguishment of debt	(93)	(7,012)
Cost incurred to acquire management company - related party	—	(22,152)
Interest income	2,405	106
Other	(47)	(78)
Total other expense	(32,162)	(59,193)
INCOME (LOSS) BEFORE MINORITY INTERESTS	1,470	(33,535)
MINORITY INTERESTS	(113)	898
NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS	1,357	(32,637)
DISCONTINUED OPERATIONS
Income from operations	32	—
Gain on sale of storage facilities	179	—
Income from discontinued operations	211	—
NET INCOME (LOSS)	$1,568	$(32,637)

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

Comparison of Operating Results for the Years Ended December 31, 2005 and 2004 (not including discontinued operations)

Total Revenues

Rental income increased from $87.2 million in 2004 to $137.2 million in 2005, an increase of $50.0 million, or 57%. This increase is primarily attributable to (i) additional rental income from the 2005 Acquisitions, and (ii) a full year contribution from the 2004 Acquisitions.

Other property related income increased from $4.7 million in 2004 to $10.0 million in 2005, an increase of $5.3 million, or 113%. This increase is primarily attributable to other property income from the 2005 Acquisitions and a full year contribution from the 2004 Acquisitions.

Total Operating Expenses

Property operating expenses increased from $35.9 million in 2004 to $55.5 million in 2005, an increase of $19.6 million, or 55%. This increase is primarily attributable to (i) additional operating expenses from the 2005 Acquisitions, and (ii) a full year of operating expenses from the 2004 Acquisitions.

A large percentage of the Company’s general and administrative costs began with the Company’s IPO in October 2004. As a result, general and administrative expenses increased $14.2 million to $18.5 million in 2005 from $4.3 million in 2004, primarily from incurring a full year of general and administrative costs. General and administrative costs included a charge of approximately $4.7 million in 2005 and approximately $2.8 million in 2004, an increase of $1.9 million, for compensation expense to certain members of the Company’s then senior management team. The $4.7 million of general and administrative expense incurred in 2005 included approximately $2.5 million of bonuses and approximately $2.2 million of share compensation expense. The $2.8 million incurred in 2004 included approximately $0.4 million for bonuses and approximately $2.4 million for share compensation expense. During 2005, administrative costs included expenses related to being a public company, including, audit and legal fees, Board of Trustee fees, Sarbanes-Oxley compliance costs and investor relations costs which totaled approximately $3.4 million in 2005, of which $1.1 million related to Sarbanes-Oxley compliance costs. The remaining general and administrative costs increased approximately $8.9 million to $10.4 million in 2005 from $1.5 million in 2004, which increase related primarily to administrative salaries and miscellaneous expenses incurred for the full year of 2005.

Management fees decreased from $3.7 million in 2004 to $0.0 million in 2005, a decrease of $3.7 million, or 100%. This decrease is attributable to the acquisition of our management company effective October 27, 2004 in connection with our IPO. Management fees from our wholly-owned subsidiaries were eliminated subsequent to October 27, 2004 and were replaced with management company expenses, which are recorded in general and administrative expenses. Depreciation increased from $22.3 million in 2004 to $39.9 million in 2005, an increase of $17.6 million, or 78.9%. The increase is partially attributable to additional depreciation expense from the 2005 Acquisitions. Additionally, the increase is partially attributable to a “step up” in the carrying amount of fixed assets due to the purchase of outside partners’ interests in the Predecessor in May 2004 and the acquisition of 46 facilities in the fourth quarter of 2004. The above increases were partially offset by lower depreciation on fully amortized equipment with lives significantly shorter than new buildings and improvements.

Total Other Expenses

Interest expense increased from $23.8 million in 2004 to $32.4 million in 2005, an increase of $8.6 million, or 35.9%. The increase is attributable to a higher amount of outstanding debt in 2005 primarily resulting from the financing of certain of the 2005 Acquisitions with additional borrowings.

Loan procurement amortization expense decreased from $6.2 million in 2004 to $2.1 million in 2005, a decrease of $4.1 million, or 66.1%. This decrease is primarily attributable to loan procurement costs incurred in connection with the Predecessor entering into a $424.5 million term loan in May 2004, which was used to purchase the interests of outside partners in the Predecessor.

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

Interest income increased to $2.4 million in 2005 from $0.1 million in 2004. This increase is primarily attributable to the investment of excess proceeds received in October 2005 from the Company’s follow-on public offering.

Impact of Hurricanes

As a result of hurricanes that occurred during the third quarter of 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated undiscounted future cash flows did not support the carrying value of the assets. The Company expected that insurance proceeds from its comprehensive insurance for property damage would cover the entire loss incurred, and in 2005 appropriately recorded the impairment charge and an offsetting insurance recovery of $2.3 million, of which $0.5 million was received in October 2005. The related insurance receivable was included in other assets as of December 31, 2005, and the asset impairment charge and related insurance recovery were presented net in operating expenses for the year ended December 31, 2005.  During 2006, insurance proceeds were sufficient to satisfy the insurance receivable and there is no balance remaining as of December 31, 2006.

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

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

The following table provides information pertaining to our Same-Store portfolio for 2006 and 2005:

					Properties		Other/
	Same-Store Property Portfolio				Acquired		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2006	2005	(Decrease)	Change	2006	2005	2006	2005	2006	2005	(Decrease)	Change

REVENUES:
Rental income	$ 113,215	$ 109,787	$ 3,428	3%	$ 84,538	$ 27,415	$ —	$ —	$ 197,753	$ 137,202	$ 60,551	44%
Other property related income	8,603	8,156	447	5%	6,299	1,845	—	—	14,902	10,001	4,901	49%
Other—related party	—	—	—		—	—	457	405	457	405	52	13%
Total revenues	121,818	117,943	3,875	3%	90,837	29,260	457	405	213,112	147,608	65,504	44%

OPERATING EXPENSES:
Property operating expenses	45,596	41,093	4,503	10%	40,951	14,369	—	—	86,547	55,462	31,085	56%
Property operating expenses - related party	—	—	—	—	—	—	69	43	69	43	26	60%

Subtotal	45,596	41,093	4,503	10%	40,951	14,369	69	43	86,616	55,505	31,111	56%

NET OPERATING INCOME:	76,222	76,850	(628)	1%	49,886	14,891	388	362	126,496	92,103	34,393	37%

Depreciation							64,729	39,949	64,729	39,949	24,780	62%
Asset write-off							305	—	305	—	305	—
General and administrative							21,675	17,786	21,675	17,786	3,889	22%
General and administrative - related party							613	736	613	736	(123)	(0)%

Subtotal							87,322	58,471	87,322	58,471	28,851	49%

Operating income (loss)							(86,934)	(58,109)	39,174	33,632	5,542	16%

Other Income (Expense):
Interest:
Interest expense on loans							(46,125)	(32,370)	(46,125)	(32,370)	(13,755)	42%
Loan procurement amortization expense							(1,998)	(2,057)	(1,998)	(2,057)	59	-3%
Write-off of loan procurement cost due to early extinguishment of debt							(1,907)	(93)	(1,907)	(93)	(1,814)	1951%
Interest income							1,341	2,405	1,341	2,405	(1,064)	-44%
Other							191	(47)	191	(47)	238	-507%
Total other expense							(48,498)	(32,162)	(48,498)	(32,162)	(16,336)	51%

INCOME (LOSS) BEFORE MINORITY INTERESTS									(9,324)	1,470	(10,794)	-734%

MINORITY INTERESTS									773	(113)	886	-784%

NET INCOME (LOSS) BEFORE DISCONTINUED OPERATIONS									(8,551)	1,357	(9,908)	-730%

DISCONTINUED OPERATIONS
Income from operations									—	32	(32)	-100%
Gain on sale of storage facilities									—	179	(179)	-100%
Income from discontinued operations									—	211	(211)	-100%

NET INCOME (LOSS)									$ (8,551)	$ 1,568	(10,119)	-645%

Same-store revenues increased from $117.9 million in 2005 to $121.8 million in 2006, an increase of $3.9 million, or 3%. Same-store property operating expenses increased from $41.1 million in 2005 to $45.6 million in 2006, an increase of $4.5 million, or 10%. This increase was primarily attributable to increased marketing, insurance expense, payroll expense, real estate taxes, repairs and maintenance and other operating expenses.

Non-GAAP Financial Measures

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

•         It is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets; and

•         We believe it helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

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

Cash Flows

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2006 and 2005 is as follows:

Year Ended December 31,
	2006	2005	Change
(in thousands)
Net cash flow provided by (used in):
Operating activities	$ 64.6	$ 46.1	$ 18.5
Investing activities	$ (248.0)	$ (489.1)	$ 241.1
Financing activities	$ 104.3	$ 516.5	$ (412.2)

Cash provided by operations increased from $46.1 million in 2005 to $64.6 million in 2006, an increase of $18.5 million, or 40.1%. The increase is primarily attributable to the incremental impact of the 60 self-storage facilities acquired in 2006.

Cash used in investing activities decreased from $489.1 million in 2005 to $248.0 million in 2006, a decrease of $241.1 million, or 61.4%. The decrease in cash used in investing activities is primarily attributable to cash used to acquire 146 self-storage facilities in 2005 of $381.1 million versus cash used to acquire 60 self-storage facilities in 2006 of $312.3 as well as the use of $125.0 million of cash in 2005 to invest in marketable securities.

Cash provided by financing activities decreased from $516.5 million in 2005 to $104.3 million in 2006, a decrease of $412.2 million, or 79.8%. This decrease is primarily attributable to the proceeds from the follow-on offering in 2005, which generated approximately $378.7 million and increased distributions paid to shareholders and minority partners in 2006 as compared to 2005 of $22.1 million and $3.7 million, respectively.

Comparison of the Year Ended December 31, 2005 to the Year Ended December 31, 2004

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2005 and 2004 is as follows:

Year Ended December 31,
	2005	2004	Change
(in thousands)
Net cash flow provided by (used in):
Operating activities	$ 46.1	$ 34.9	$ 11.2
Investing activities	$ (489.1)	$ (237.3)	$ (251.8)
Financing activities	$ 516.5	$ 220.2	$ 296.3

(1) The twelve months ended December 31, 2004 represents results for the Company from October 21, 2004 to December 31, 2004 and combined operating results for the Predecessor from January 1, 2004 to October 20, 2004.

Cash provided by operations increased from $34.9 million in 2004 to $46.1 million in 2005, an increase of $11.2 million, or 32.1%. The increase is primarily attributable to the incremental impact of 146 self-storage facilities acquired in 2005.

Cash used in investing activities increased from $237.3 million in 2004 to $489.1 million in 2005, an increase of $251.8 million, or 106.1%. The increase is primarily attributable to 146 self-storage facilities acquired in 2005 versus 46 self-storage facilities acquired in 2004.

Cash provided by financing activities increased from $220.2 million in 2004 to $516.5 million in 2005, an increase of $296.3 million, or 134.5%. This increase is primarily attributable to the proceeds from the follow-on offering of approximately $378.7 million and the completion of 2005 financings of approximately $232.5 million compared to proceeds from the IPO and new borrowings totaling approximately $695.0 million, partially offset by the repayment of certain existing loans in 2004 of approximately $585.6 million.

Liquidity and Capital Resources

As of December 31, 2006, we had approximately $19.7 million in available cash and cash equivalents. In addition, we have approximately $160.0 million of available borrowings under our revolving credit facility.

In February 2006, our operating partnership entered into a new three-year, $250.0 million unsecured revolving credit facility. The credit facility allowed us to increase the amount that could be borrowed up to $350.0 million at a later date. The facility was scheduled to mature in February 2009, with the option for a one-year extended maturity date. Borrowings under the facility bore interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin depending on our leverage ratio. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate ranged from 0.15% to 0.60%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate ranged from 1.15% to 1.60%. We used the credit facility principally to finance acquisitions, development of self-storage facilities, debt repayments and for general working capital purposes. Upon entering into this agreement, we utilized the facility to repay a $30.0 million 60-day term loan.  Amounts borrowed under this facility were repaid using proceeds from a new credit facility in November 2006.

 In November 2006, we and our operating partnership entered into a 30-day, unsecured $50 million term loan agreement with Wachovia Bank, National Association as the lender. The term loan bore interest at a variable rate of LIBOR plus 115 basis points. The loan proceeds, along with borrowings under our revolving credit facility, were used to finance the repayment of certain maturing secured loans. The loan was paid in full from proceeds obtained upon entering into a new revolving credit facility in November 2006.

In November 2006, we and our operating partnership entered into a new three-year $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving facility. The facility consists of a $200 million term loan and a $250 million revolving credit facility.  The new facility has a three-year term with a one-year extension option and scheduled termination in November 2009.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.

Our ability to borrow under this new credit facility will be subject to our ongoing compliance with the following financial covenants, among others:

•         Maximum total indebtedness to total asset value of 65%;

•         Minimum interest coverage ratio of 2.0:1.0;

•         Minimum fixed charge coverage ratio of 1.6:1.0; and

•         Minimum tangible net worth of $673.2 million plus 75% of net proceeds from future equity issuances.

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

The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2007 we expect to incur costs for recurring capital expenditures of approximately $7 to $10 million. We expect to meet our short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under our revolving credit facility.

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

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, due to our limited history as a public company, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Other Material Changes in Financial Position

	December 31,		Increase
	2006	2005	(decrease)
	(in thousands)
Selected Assets
Storage facilities — net	$ 1,566,815	$ 1,246,295	$ 320,520
Cash and cash equivalents	19,716	98,899	(79,183)
Marketable Securities	—	95,170	(95,170)
Selected Liabilities
Revolving credit facility	90,500	—	$ 90,500
Unsecured term loan	200,000	—	200,000
Mortgage loans and notes payable	588,930	669,282	(80,352)

Storage facilities increased $320.5 million, cash and cash equivalents decreased $79.2 million and marketable securities decreased $95.2 million from December 31, 2005 to December 31, 2006, primarily due to the acquisition of 60 self-storage facilities during the year ended December 31, 2006 and a portion of the related financing activity. Borrowings during 2006 under the revolving credit facility and unsecured term loan of $90.5 million and $200.0 million, respectively, were used to fund a portion of the facilities acquired during the year and to repay certain mortgage loans and notes payable.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2006:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Mortgage loans and notes payable (a)	$ 587,423	$ 24,814	$ 111,315	$ 200,549	$ 250,744
Revolving credit facility and unsecured term loan	290,500	—	290,500	—	—
Interest payments	190,652	50,772	81,439	36,506	21,935
Contractual capital lease obligations	17	17	—	—	—
Ground leases and third party office lease	515	146	126	88	155
Related party office leases	3,796	474	921	928	1,473
Software contracts	1,208	104	828	276	—
Employment contracts	3,340	1,475	1,331	533	—
	$ 1,077,450	$ 77,802	$ 486,461	$ 238,880	$ 274,308

(a) Amounts do not include unamortized discounts/premiums.

We expect that the contractual obligations owed in 2007 will be satisfied by a combination of cash generated from operations and from draws on the revolving credit facility.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.

Market Risk

Our investment policy relating to cash and cash equivalents is to preserve principal and liquidity while maximizing the return through investment of available funds. The carrying value of these investments approximates fair value on the reporting dates.

At December 31, 2005 we held investments in highly liquid auction rate securities (“ARS”) in order to generate higher returns than typical money market investments. ARS typically are high credit quality, generally achieved with municipal bond insurance. Credit risks are eased by the historical track record of bond insurers which back a majority of this market. Although rare, sell orders for any security traded through a Dutch auction process could exceed bids. Such instances are usually the result of a drastic deterioration of issuer credit quality. Should there be a failed auction, we may be unable to liquidate our position in the securities in the near term.  We did not hold any ARS at December 31, 2006.

Effect of Changes in Interest Rates on our Outstanding Debt

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Market values are the present value of projected future cash flows based on the market rates chosen.

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2006, our consolidated debt consisted of $588.9 million in fixed rate loans payable, $90.5 million borrowings under our variable rate revolving credit facility and $200.0 million in a variable rate unsecured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.9 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.9 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $23.1 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $24.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Background

As part of management’s ongoing review of our accounting policies and internal control over financial reporting, on February 27, 2007, management determined that there was a material weakness in the operation of our internal controls over financial reporting as they existed at December 31, 2005, related to accounting errors that resulted in a misclassification of marketable securities held at December 31, 2005 as cash and cash equivalents. This weakness led to the restatement in this Annual Report on Form 10-K of our results for the year ended December 31, 2005 and the period January 1, 2004 through October 20, 2004 and October 21, 2004 through December 31, 2004 and each of the interim periods during 2006. In connection with correcting this error, management has restated the prior period financial statements for additional historical errors related to cash and cash equivalents, marketable securities, restricted cash, distributions payable, rental revenues, workers compensation expense, loan procurement cost amortization and several other matters. A more detailed description of the restatements for these periods is included in Note 2 of the notes to the consolidated and combined financial statements set forth in item 8 of this report.

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC and that such information is accumulated and communicated to management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow for timely decisions regarding required disclosure. In connection with the filing of this Annual Report on Form 10-K for the year ended December 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2006. Based upon that evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2006, as a result of material weaknesses in our internal control over financial reporting. Notwithstanding these material weaknesses,which are discussed in further detail below, management concluded that the consolidated financial statements included in this report present fairly, in all material respects, the Company’s financial position and results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States.

Changes in Internal Controls Over Financial Reporting

In connection with the preparation of its Annual Report on Form 10-K, the Company identified certain accounting errors that led it to conclude that its previously issued financial statements should be restated due to a misclassification of marketable securities held at December 31, 2005 as cash and cash equivalents. In connection with correcting this error, management restated the prior period financial statements for additional historical errors related to cash and cash equivalents, marketable securities, restricted cash, distributions payable, rental revenues, workers compensation expense, loan procurement cost amortization, and several other matters. In connection with the restatement, management determined that there were material weaknesses in the operation of our internal controls over financial reporting, as more fully described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

•                  We did not have sufficient personnel in our accounting department with requisite skills and competencies or appropriate depth of experience to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with generally accepted accounting principles.

•                  We did not have adequate monitoring controls and the appropriate personnel with the requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner.

•                  We lacked robust risk assessment processes, including strategic plans, that clearly defined and communicated our goals and objectives throughout our organization.

These control weaknesses resulted in a more than remote likelihood that a material misstatement would not be prevented or detected by management before SEC filing deadlines.

We have taken the following remediation activities to address these material weaknesses:

•                  On April 24, 2006, the Company announced that Robert J. Amsdell would relinquish the role of Chief Executive Officer and retain the role of non-executive Chairman

•                  On April 24, 2006, the Company hired a new President and Chief Executive Officer, Dean Jernigan

•                  On June 5, 2006, the Company hired a new Chief Financial Officer, Christopher P. Marr

•                  During the third quarter of 2006, the Company terminated its relationship with its former Treasurer and Principal Accounting Officer and its former Controller and Compliance Officer

•                  On July 10, 2006, the Company hired a new Senior Vice President of Operations, Stephen R. Nichols

•                  On December 11, 2006, the Company hired a new Chief Accounting Officer, Timothy M. Martin

•                  On February 5, 2007, the Company hired a new manager of financial reporting

•                  On February 13, 2007, the Company’s non-executive Chairman of the Board retired

•                  On February 19, 2007, the Company terminated its relationship with its former Chief Operating Officer and President of its development subsidiary

•                  The Company will be moving its Finance, Accounting and Information Technology departments to the Philadelphia area and hiring a new finance and accounting staff. We believe this represents a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment

•                  During the third quarter of 2006 the Company completed its conversion to a new revenue management software system, Centershift® STORE TM , which provides the Company with an enhanced and automated rental management and point-of-sale software solution. This new system did not require customization by the Company or its vendor. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications and the closing process were properly designed to prevent material financial statement errors

•                  In December 2006, the Company and its Board of Trustees completed a comprehensive strategic planning process

Management believes, as a result of these changes, we have sufficient individuals that collectively possess a strong background, experience and expertise related to SEC reporting and leading public company accounting and finance functions. However, due to the material weaknesses in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, and as described in this Item 9A, and the fact that the significant scope and timing of these remediation steps did not permit observation over an appropriate period of time for us to adequately test their effectiveness, our disclosure controls and procedures were not effective as of December 31, 2006 to assure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the periods specified in the SEC’s rules.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting and the attestation report of Deloitte & Touche LLP, our independent registered public accounting firm, on management’s assessment of internal control over financial reporting are set forth on pages F-3 and F-4 of this Annual Report on Form 10-K, and are incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics for our Principal Executive Officer and Senior Financial Officers, which is available on our website at www.u-store-it.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics for our Principal Executive Officer and Senior Financial Officers on our website within four business days following the date of the amendment or waiver.

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2007 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Meetings and Committees of the Board of Trustees.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Potential Payments Upon Termination or Change in Control,” “Trustee Compensation,” “Meetings and Committees of the Board of Trustees — Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	1,278,500	(1)	$17.62	(2)	1,151,173
Equity compensation plans not approved by shareholders	—		—		—
Total	1,278,500		$17.62		1,151,173

(1)

Excludes 68,460 shares subject to outstanding restricted share unit awards,

143,784 shares subject to outstanding deferred share unit awards, and 12,440 shares subject to deferred shares credited to the account of our Trustees in the U-

Store-It Trust Deferred Trustees Plan.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND TRUSTEE INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Policies and Procedures Regarding Review, Approval or Ratification of Transactions With Related Parties,” “Transactions With Related Persons,” and “Corporate Governance — Independence of Trustees.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Fees Paid to Our Independent Accountant” and “Audit Committee Pre-Approval Policies and Procedures.”

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

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*

Credit Agreement, dated as of November 21, 2006, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Capital Markets, LLC and Keybanc

Capital Markets, as joint lead arrangers, Wachovia Capital Markets, LLC, as book manager, Wachovia Bank, National Association, as administrative agent, Keybank

National Association, as syndication agent, Bank of America, N.A., SunTrust Bank, and

Wells Fargo Bank, National Association, each as documentation agent, and the financial institutions party thereto, as lenders, incorporated by reference to Exhibit 10.1 to the

Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.3*

Guaranty, dated as of November 21, 2006, executed on behalf of U-Store-It Trust, U-

Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on

November 28, 2006.

10.4*	Form of Term Note, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.5*	Form of Revolving Note, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 28, 2006.

10.6*	Form of Swingline Note, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.7*

Credit Agreement, dated as of November 1, 2006, by and between U-Store-It, L.P. as borrower and Wachovia Bank, National Association as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2006.

10.8*	Note, dated as of November 1, 2006, executed on behalf of U-Store-It, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 7, 2006.

10.9*

Guaranty, dated as of November 1, 2006, executed on behalf of U-Store-It Trust, U-

Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on

November 7, 2006.

10.10*

Amended and Restated Credit Agreement, dated as of February 23, 2006 by and among

U-Store-It Trust, U-Store-It, L.P., the several lenders from time to time parties thereto,

Wachovia Capital Markets LLC, Keybanc Capital Markets, Bank of Montreal, LaSalle

Bank National Association and Sun Trust Bank, incorporated by reference to

Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 1, 2006.

10.11*

Form of Security Interest regarding fixed rate mortgage loan between YSI XX LP and

TransAmerica Financial Life Insurance Company, incorporated by reference to

Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.12*

Secured Promissory Note, dated November 1, 2005 between YSI XX LP and

Transamerica Financial Life Insurance Company, incorporated by reference to

Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.13*

Loan Agreement, dated August 4, 2005 by and between YASKY LLC and LaSalle Bank

National Association, incorporated by reference to Exhibit 10.2 to the Company’s

Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on

November 14, 2005.

10.14*

Loan Agreement, dated July 19, 2005 by and between YSI VI LLC and Lehman

Brothers Bank, FSB, incorporated by reference to Exhibit 10.1 to the Company’s

Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on

November 14, 2005.

10.15*

Loan Agreement, dated as of October 27, 2004 by and between YSI I LLC and Lehman

Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings

Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on

Form 8-K, filed on November 2, 2004.

10.16*

Loan Agreement, dated as of October 27, 2004 by and between YSI II LLC and Lehman

Brothers Holdings Inc. d/b/a/Lehman Capital, a division of Lehman Brothers Holdings

Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on

Form 8-K, filed on November 2, 2004.

10.17*

Loan Agreement, dated as of October 27, 2004 by and between YSI III LLC and

Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.4 to the

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.18*

Agreement for Sale and Purchase dated as of April 3, 2006, by and among JPG 3595

Anderson Farm, LLC, JPG 1350 N. 1st Street, L.P., JPG 1236 Texas Street, L.P., JPG

201 N. I-35 L.P., JPG 6446 East Main, LLC, JPG 5411 West Broad, LLC, JPG 3300

Southwest LLC, JPG 5252 Nike Drive, LLC, JPG 43 Old Olden, LLC, and U-Store-It,

L.P., incorporated by reference to Exhibit 10.5 to the Company’s Current Report on

Form 8-K, filed on April 24, 2006.

10.19*

Second Amendment to Agreement for Sale and Purchase, dated as of December 1, 2005,

by and between Crownridge Storage Portfolio, LLC, Williams Storage Portfolio III,

LLC, and U-Store-It, L.P., incorporated by reference to Exhibit 2.3 to the Company’s

Current Report on Form 8-K, filed on February 10, 2006.

10.20*

First Amendment to Agreement for Sale and Purchase, dated as of November 17, 2005,

by and between Crownridge Storage Portfolio, LLC, Williams Storage Portfolio III,

LLC, and U-Store-It, L.P., incorporated by reference to Exhibit 2.2 to the Company’s

Current Report on Form 8-K, filed on February 10, 2006.

10.21*

Agreement for Sale and Purchase, dated as of October 3, 2005, by and between

Crownridge Storage Portfolio, LLC, Williams Storage Portfolio III, LLC, and U-Store-It,

L.P., incorporated by reference to Exhibit 2.1 to the Company’s Current Report on

Form 8-K, filed on February 10, 2006.

10.22*

Third Amendment to Purchase and Sale Agreement, dated July 20, 2005 by and between

U-Store-It, L.P. and various partnerships and other entities affiliated with National Self

Storage and the Schomac Group, Inc. named therein, incorporated by reference to

Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended

June 30, 2005, filed on August 12, 2005.

10.23*

Second Amendment to Purchase and Sale Agreement, dated July 5, 2005 by and between

U-Store-It, L.P. and various partnerships and other entities affiliated with National Self

Storage and the Schomac Group, Inc. named therein, incorporated by reference to

Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended

June 30, 2005, filed on August 12, 2005.

10.24*

Amendment to Purchase and Sale Agreement, dated May 31, 2005 by and between U-Store-It,

L.P. and various partnerships and other entities affiliated with National Self

Storage and the Schomac Group, Inc. named therein, incorporated by reference to

Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended

June 30, 2005, filed on August 12, 2005.

10.25*

Purchase and Sale Agreement, dated as of March 1, 2005, by and between U-Store-It,

L.P. and various partnerships and other entities affiliated with National Self Storage and

The Schomac Group, Inc. named therein incorporated by reference to Exhibit 10.1 to the

Company’s Current Report on Form 8-K, filed on March 4, 2005.

10.26*

Marketing and Ancillary Services Agreement, dated as of October 27, 2004 by and between U-Store-It Mini Warehouse Co. and Rising Tide Development, LLC

incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-

K, filed on November 2, 2004.

10.27*

Property Management Agreement, dated as of October 27, 2004 by and between YSI

Management LLC and Rising Tide Development, LLC, incorporated by reference to

Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.28*

Option Agreement, dated as of October 27, 2004 by and between U-Store-It, L.P. and

Rising Tide Development, LLC, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.29*

Registration Rights Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell

Family Irrevocable Trust, dated June 4, 1998, the Loretta Amsdell Family Irrevocable

Trust, dated June 4, 1998, Amsdell Holdings I, Inc., Amsdell and Amsdell and Robert J.

Amsdell, Trustee, incorporated by reference to Exhibit 10.11 to the Company’s Current

Report on Form 8-K, filed on November 2, 2004.

10.30*

Stock Purchase Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, the Robert J. Amsdell

Family Irrevocable Trust, dated June 4, 1998 and the Loretta Amsdell Family

Irrevocable Trust, dated June 4, 1998, relating to the purchase of U-Store-It Mini

Warehouse Co., incorporated by reference to Exhibit 10.7 to the Company’s Current

Report on Form 8-K, filed on November 2, 2004.

10.31*

Contribution Agreement, dated as of July 30, 2004 by and between Acquiport/Amsdell I

Limited Partnership and Robert J. Amsdell, as Trustee, incorporated by reference to

Exhibit 10.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-

11, File No. 333-117848.

10.32*

Contribution Agreement, dated as July 30, 2004 by and between Acquiport/Amsdell I

Limited Partnership and Amsdell Holdings I, Inc., incorporated by reference to

Exhibit 10.3 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File

No. 333-117848.

10.33*

Contribution Agreement, dated as of July 30, 2004 by and between Acquiport/Amsdell I

Limited Partnership and Amsdell and Amsdell incorporated by reference to Exhibit 10.4 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File

No. 333-117848.

10.34*

Agreement and Plan of Merger and Reorganization dated as of July 30, 2004 by and between the Company and High Tide LLC, incorporated by reference to Exhibit 10.5 to

Amendment No. 1 to the Company’s Registration Statement on Form S-11, File

No. 333-117848.

10.35*

Agreement and Plan of Merger dated as of July 30, 2004 by and between the Company and Amsdell Partners, Inc., incorporated by reference to Exhibit 10.6 to Amendment

No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.36*

Partnership Reorganization Agreement, dated as of July 30, 2004 by and among High

Tide LLC, Amsdell Partners, Inc., Amsdell Holdings I, Inc. and Acquiport/Amsdell I

Limited Partnership, incorporated by reference to Exhibit 10.7 to Amendment No. 1 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.37†	Employment Agreement, dated as of December 11, 2006 by and between U-Store-It Trust and Timothy M. Martin, filed herewith.

10.38*†

Amended and Restated Employment Agreement, dated as of August 23, 2006, by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit

10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.39*†

Separation Agreement, dated August 1, 2006, by and between U-Store-It Trust and Tedd

D. Towsley, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 7, 2006.

10.40*†

Employment Agreement, dated as of July 10, 2006 by and between U-Store-It Trust and

Stephen R. Nichols, incorporated by reference to Exhibit 10.1 to the Company’s Current

Report on Form 8-K, filed on July 10, 2006.

10.41*†

Employment Agreement, dated as of June 5, 2006 by and between U-Store-It Trust and

Christopher P. Marr incorporated by reference to Exhibit 10.1 to the Company’s

Quarterly Report on Form 10-Q filed on August 8, 2006.

10.42*†

Employment Agreement, dated as of April 24, 2006 by and between U-Store-It Trust and

Dean Jernigan, incorporated by reference to Exhibit 10.1 to the Company’s Current

Report on Form 8-K, filed on April 24, 2006.

10.43*†

Amended and Restated Employment Agreement, dated as of April 24, 2006, by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit

10.6 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.44*†

Employment Agreement, dated as of February 24, 2006 by and between U-Store-It Trust and Kathleen A. Weigand, incorporated by reference to Exhibit 10.1 to the Company’s

Current Report on Form 8-K, filed on March 1, 2006.

10.45*†

Employment Agreement, dated as of October 27, 2004 by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.30 to the Company’s

Current Report on Form 8-K, filed on November 2, 2004.

10.46*†

Employment Agreement, dated as of October 27, 2004 by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.28 to the Company’s

Current Report on Form 8-K, filed on November 2, 2004.

10.47†	Indemnification Agreement, dated as of December 11, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Timothy M. Martin, filed herewith.

10.48*†

Indemnification Agreement, dated as of July 10, 2006, by and among U-Store-It Trust,

U-Store-It, L.P. and Stephen R. Nichols, incorporated by reference to Exhibit 10.3 to the

Company’s Current Report on Form 8-K, filed on July 10, 2006.

10.49*†

Indemnification Agreement, dated June 5, 2006 by and among U-Store-It Trust, U-Store-

It, L.P. and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the

Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.50*†

Indemnification Agreement, dated as of April 24, 2006 by and among U-Store-It Trust,

U-Store-It, L.P. and Dean Jernigan, incorporated by reference to Exhibit 10.2 to the

Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.51*†

Indemnification Agreement, dated as of February 24, 2006 by and among U-Store-It

Trust, U-Store-It, L.P. and Kathleen A. Weigand, incorporated by reference to

Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2006.

10.52*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.53*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Steven G. Osgood, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.54*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.55*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.56*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Tedd D. Towsley, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.57*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to

Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2,

2004.

10.58*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Thomas A. Commes, incorporated by reference to

Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.59*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.60*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.61*†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It

Trust, U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to

Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2,

2004.

10.62†	Noncompetition Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, filed herewith.

10.63*†

First Amendment to Noncompetition Agreement, dated as of August 23, 2006, by and between U-Store-It Trust and Steven G. Osgood, incorporated by reference to Exhibit

10.2 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.64*†

First Amendment to Noncompetition Agreement, dated as of August 23, 2006, by and between U-Store-It Trust and Tedd D. Towsley, incorporated by reference to Exhibit

10.3 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.65*†

Noncompetition Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.4 to the Company’s

Current Report on Form 8-K, filed on July 10, 2006.

10.66*†

Noncompetition Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s

Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.67*†

Noncompetition Agreement, dated as of April 24, 2006 by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current

Report on Form 8-K, filed on April 24, 2006.

10.68*†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It

Trust and Barry L. Amsdell, incorporated by reference to Exhibit 10.26 to the

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.69*†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It

Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.22 to the

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.70*†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It

Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.24 to the

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.71*†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It

Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.23 to the

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.72*†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It

Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.25 to the

Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.73*†	Trustee Compensation Schedule, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.74*†	Schedule of 2007 Salaries Approved for Named Executive Officers, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed February 26, 2007.

10.75*†	Schedule of 2006 Bonuses Approved for Named Executive Officers, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed February 26, 2007.

10.76*†

Schedule of 2006 Bonus Structure for Named Executive Officers, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed March 1, 2006.

10.77*†	Schedule of 2005 Bonuses for Named Executive Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 23, 2005.

10.78*†

Deferred Share Agreement, dated as of February 24, 2006, by and between U-Store-It

Trust and Kathleen A. Weigand, incorporated by reference to Exhibit 10.3 to the

Company’s Current Report on Form 8-K, filed on March 1, 2006.

10.79*†

Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It

 Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.49 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 1, 2006.

10.80*†

Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It

Trust and Steven G. Osgood, incorporated by reference to Exhibit 10.50 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 1, 2006.

10.81*†

Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It

Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.51 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 1, 2006.

10.82*†

Deferred Share Agreement, dated as of December 22, 2005, by and between U-Store-It

Trust and Tedd D. Towsley, incorporated by reference to Exhibit 10.52 to the

Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on March 1, 2006.

10.83*†

Non-Qualified Share Option Agreement, dated as of July 10, 2006, by and between U-

Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.5 to the

Company’s Current Report on Form 8-K/A, filed on July 13, 2006.

10.84*†

Non-Qualified Share Option Agreement, dated as of June 5, 2006, by and between U-

Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the

Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.85*†

Non-Qualified Share Option Agreement, dated as of April 19, 2006, by and between U-

Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the

Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.86*†

Form of Non-Qualified Share Option Agreement (Three-Year Vesting), incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.87*†

Form of Non-Qualified Share Option Agreement (Deferred Three-Year Vesting),

incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on

Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.88†	Restricted Share Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, filed herewith.

10.89*†

Restricted Share Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.2 to the Company’s

Current Report on Form 8-K, filed July 10, 2006.

10.90*†

Restricted Share Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.5 to the Company’s

Quarterly Report on Form 10-Q, filed August 8, 2006.

10.91†	U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated as of January 1, 2007, filed herewith.

10.92†	U-Store-It Trust Executive Deferred Compensation Plan, amended and restated as of January 1, 2007, filed herewith.

10.93*†	U-Store-It Trust Deferred Trustees Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.94*†	2004 Equity Incentive Plan of U-Store-It Trust effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

10.95*

Office Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-

it, L.P., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on

Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.96*

Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P.,

incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on

Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.97*

Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.98*

Non-Exclusive Aircraft Lease Agreement, dated July 1, 2005 by and between Aqua Sun Investments, L.L.C. and U-Store-It, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

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

99.1*

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

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board and Trustees	March 16, 2007
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer	March 16, 2007
Dean Jernigan	(Principal Executive Officer)

/s/ Christopher P. Marr	Chief Financial Officer	March 16, 2007
Christopher P. Marr	(Principal Financial Officer)

/s/ Timothy M. Martin	Chief Accounting Officer	March 16, 2007
Timothy M. Martin	(Principal Accounting Officer)

/s/ Thomas A. Commes	Trustee	March 16, 2007
Thomas A. Commes

/s/ John C. Dannemiller	Trustee	March 16, 2007
John C. Dannemiller

/s/ Harold S. Haller	Trustee	March 16, 2007
Harold S. Haller

/s/ David J. LaRue	Trustee	March 16, 2007
David J. LaRue

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Page No.
Consolidated and Combined Financial Statements of U-Store-It Trust and Subsidiaries (The “Company”) and Acquiport/Amsdell (The “Predecessor”)

Management’s Report on Internal Control Over Financial Reporting	F-2

Report of Independent Registered Public Accounting Firm	F-4

Report of Independent Registered Public Accounting Firm	F-6

Consolidated Balance Sheets for the Company as of December 31, 2006 and 2005 (Restated)	F-7

Consolidated Statements of Operations for the Company for the years ended December 31, 2006 and December 31, 2005 (Restated), and for the period from October 21, 2004 through December 31, 2004 (Restated), and the Consolidated and Combined Statements of Operations for the Predecessor for the period from January 1, 2004 through October 20, 2004 (Restated)

F-8

Consolidated Statements of Shareholders’ Equity for the Company for the years ended December 31, 2006 and December 31, 2005 (Restated) and for the period from October 21, 2004 through December 31, 2004 (Restated), and the Consolidated and Combined Statements of Owners’ Equity (Deficit) for the Predecessor for the period from January 1, 2004 through October 20, 2004 (Restated)

F-9

Consolidated Statements of Cash Flows for the Company for the years ended December 31, 2006 and December 31, 2005 (Restated) and for the period October 21, 2004 through December 31, 2004 (Restated) and the Consolidated and Combined Statements of Cash Flows for the Predecessor for the period from January 1, 2004 through October 20, 2004 (Restated)

F-10

Notes to Consolidated and Combined Financial Statements	F-12

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year, and report on the basis of that assessment whether the Company’s internal control over financial reporting is effective.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the Company;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the Company are being made only in accordance with the authorization of the Company’s management and its Board of Trustees; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2006, and as a result of a material weakness in the operating effectiveness of internal control over financial reporting as described below, our internal control over financial reporting was not effective based on the COSO framework.

Material Weaknesses in the Operations of our Financial Reporting Controls

A material weakness, as defined under standards established by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements would not be prevented or detected. We did not maintain effective financial reporting controls at December 31, 2006 and the interim periods ended March 31, 2006, June 30, 2006, and September 30, 2006. Specifically, (i) we did not have sufficient personnel in our accounting department with requisite skills and competencies or appropriate depth of experience to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with GAAP, (ii) we did not have adequate monitoring controls and the appropriate personnel with requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner and (iii) we lacked robust risk assessment processes, including strategic plans, that clearly defined and communicated our goals and objectives throughout our organization. These control weaknesses resulted in a more than remote likelihood that a material misstatement would not be prevented or detected by management before SEC filing deadlines. While management has taken steps to remediate these deficiencies as more fully described in Item 9A, we were unable to observe and test as operating effectively over an appropriate period of time these key changes in internal controls. As such, management has determined that these control deficiencies constitute material weaknesses at December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Cleveland, Ohio

We have audited management’s assessment, included within this December 31, 2006 Form 10-K of U-Store-It Trust (the “Company”) on Page F-2 under the heading of “Management’s Report on Internal Control Over Financial Reporting,” that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weaknesses have been identified and included in management’s assessment:

•                  The Company did not have sufficient personnel with the appropriate skills, training and Company-specific experience to identify and address the application of generally accepted accounting principles.

•                  The Company did not have adequate monitoring controls and the appropriate personnel with the requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of its operations, which adversely affected its ability to report its financial results in a timely and accurate manner

•                  The Company lacked robust risk assessment processes, including strategic plans, that clearly defined and communicated its goals and objectives throughout its organization.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006, and the financial statement schedule as of and for the year ended December 31, 2006, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2006, and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year ended December 31, 2006, and the financial statement schedule as of and for the year ended December 31, 2006 of the Company and our report dated March 16, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the restatement of financial statements.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 16, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2006 and 2005, the related consolidated statements of operations, shareholders’ equity, and cash flows of the Company for each of the years ended December 31, 2006 and 2005 and for the period from October 21, 2004 (commencement of operations) through December 31, 2004, and the related consolidated and combined statements of operations, owners’ equity (deficit), and cash flows of Acquiport/Amsdell (the “Predecessor”) for the period from January 1, 2004 through October 20, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s and the Predecessor’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and 2005, the results of the Company’s operations and cash flows for each of the years ended December 31, 2006 and 2005 and for the period from October 21, 2004 (commencement of operations) through December 31, 2004, and the results of the Predecessor’s operations and cash flows for the period from January 1, 2004 through October 20, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

As discussed in Note 2, the accompanying financial statements as of and for the year ended December 31, 2005 and for the period from October 21, 2004 (commencement of operations) through December 31, 2004 and for the period from January 1, 2004 through October 20, 2004 have been restated.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
March 16, 2007

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2006	2005
		(as restated, see Note 2)

ASSETS
Storage facilities	$1,771,864	$1,386,786
Accumulated depreciation	(205,049)	(140,491)
	1,566,815	1,246,295
Cash and cash equivalents	19,716	98,899
Restricted cash	14,126	18,921
Loan procurement costs - net of amortization	7,575	9,082
Marketable securities	—	95,170
Other assets	6,475	7,599
Due from related parties	632	355
Total assets	$1,615,339	$1,476,321

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$90,500	$—
Unsecured term loan	200,000	—
Mortgage loans and notes payable	588,930	669,282
Accounts payable and accrued expenses	22,590	17,128
Due to related parties	336	74
Distributions payable	18,197	18,131
Deferred revenue	9,740	8,857
Security deposits	655	685
Total liabilities	930,948	714,157

Minority interests	56,898	63,695

Commitments and contingencies (see Note 11)

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,335,490 and 57,010,162 shares issued and outstanding at December 31, 2006 and 2005, respectively	573	570
Additional paid in capital	794,632	790,372
Accumulated deficit	(167,712)	(92,473)
Total shareholders’ equity	627,493	698,469
Total liabilities and shareholders’ equity	$1,615,339	$1,476,321

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

	THE COMPANY			THE PREDECESSOR
		For the
	For the	Year ended	For the Period	For the Period
	Year ended	December 31,	October 21, 2004	January 1, 2004 to
	December 31,	2005	to December 31, 2004	October 20, 2004
	2006	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
	(Dollars and shares in thousands, except per share data)

REVENUES
Rental income	$197,753	$137,202	$21,410	$65,722
Other property related income	14,902	10,001	1,452	3,211
Other - related party	457	405	71	—
Total revenues	213,112	147,608	22,933	68,933
OPERATING EXPENSES
Property operating expenses	86,547	55,462	9,767	26,170
Property operating expenses - related party	69	43	—	—
Depreciation	64,729	39,949	5,800	16,528
Asset write-off	305	—	—	—
General and administrative	21,675	17,786	4,140	—
General and administrative - related party	613	736	114	—
Management fees - related party	—	—	—	3,689
Total operating expenses	173,938	113,976	19,821	46,387
OPERATING INCOME	39,174	33,632	3,112	22,546
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(46,125)	(32,370)	(4,428)	(19,385)
Loan procurement amortization expense	(1,998)	(2,057)	(286)	(5,958)
Write-off of loan procurement cost due to early extinguishment of debt	(1,907)	(93)	(7,012)	—
Cost incurred to acquire management company - related party	—	—	(22,152)	—
Interest income	1,341	2,405	37	69
Other	191	(47)	(78)	—
Total other expense	(48,498)	(32,162)	(33,919)	(25,274)
INCOME (LOSS) BEFORE MINORITY INTERESTS	(9,324)	1,470	(30,807)	(2,728)
MINORITY INTERESTS	773	(113)	898	—
NET INCOME (LOSS) BEFORE DISCONTINUED
OPERATIONS	(8,551)	1,357	(29,909)	(2,728)
DISCONTINUED OPERATIONS
Income from operations	—	32	—	—
Gain on sale of storage facilities	—	179	—	—
Income from discontinued operations	—	211	—	—
NET INCOME (LOSS)	$(8,551)	$1,568	$(29,909)	$(2,728)

Basic and diluted earnings (loss) per share from continuing operations	$(0.15)	$0.04	$(0.80)
Basic and diluted earnings (loss) per share from discontinued operations	$—	$—	$—
Basic and diluted earnings (loss) per share	$(0.15)	$0.04	$(0.80)

Weighted-average basic shares outstanding	57,287	42,120	37,478
Weighted-average diluted shares outstanding	57,287	42,203	37,478

Distributions declared per common share and unit	$1.16	$1.13	$0.2009

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND OWNERS’ EQUITY (DEFICIT)

(in thousands)

			Additional		Owners’
	Common Shares		Paid in	Accumulated	Equity
	Number	Amount	Capital	Deficit	(Deficit)	Total

The Predecessor
Balance at December 31, 2003 (as restated, see Note 2)	—	$—	$—	$—	$129,893	$129,893
Net loss (as restated, see Note 2)					(2,728)	(2,728)
Contributions					128,724	128,724
Cash distributions					(18,297)	(18,297)
Issuance of note receivable from owner					(277,152)	(277,152)
Balance at October 20, 2004 (as restated, see Note 2)	—	$—	$—	$—	$(39,560)	$(39,560)
The Company
Reclassify Predecessor owners’ deficit (as restated, see Note 2)			(40,096)		40,096	—
Reclassify Predecessor owners’ deficit relative to contribution of facilities at historic cost for partnership units			536		(536)	—
Net proceeds from sale of common shares	28,750	287	424,702			424,989
Amortization of restricted shares (as restated, see Note 2)			2,450			2,450
Issuance of restricted shares	20					—
Issuance of shares to former owners, property contributions	7,409	74	(74)			—
Issuance of shares to former owners, management company acquisition	1,166	12	18,648			18,660
Share compensation expense			96			96
Record minority interests for former owners’ continuing interests			(11,960)			(11,960)
Adjustment for minority interest in operating partnership (as restated, see Note 2)			(9)			(9)
Net loss (as restated, see Note 2)				(29,909)		(29,909)
Distributions				(7,532)		(7,532)
Balance at December 31, 2004 (as restated, see Note 2)	37,345	$373	$394,293	$(37,441)	$—	$357,225
Net proceeds from sale of common shares	19,665	197	378,550			378,747
Issuance of trustee deferred shares			82			82
Amortization of restricted shares (as restated, see Note 2)			1,734			1,734
Share compensation expense			510			510
Adjustment for minority interest in operating partnership (as restated, see Note 2)			15,203			15,203
Net income (as restated, see Note 2)				1,568		1,568
Accretion of operating partnership units				(2,976)		(2,976)
Distributions				(53,624)		(53,624)
Balance at December 31, 2005 (as restated, see Note 2)	57,010	$570	$790,372	$(92,473)	$—	$698,469
Issuance of restricted shares	139	1				1
Proceeds from option exercise	186	2	2,985			2,987
Amortization of restricted shares			649			649
Share compensation expense			444			444
Issuance of trustee deferred shares			176			176
Adjustment for minority interest in operating partnership			6			6
Net loss				(8,551)		(8,551)
Distributions				(66,688)		(66,688)
Balance at December 31, 2006	57,335	$573	$794,632	$(167,712)	$—	$627,493

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

(in thousands)

	THE COMPANY			THE PREDECESSOR
			For the Period	For the Period
		Year Ended	October 21, 2004 to	January 1, 2004 to
	Year Ended	December 31,	December 31,	October 20,
	December 31,	2005	2004	2004
	2006	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
Operating Activities
Net income (loss)	$(8,551)	$1,568	$(29,909)	$(2,728)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	66,727	42,174	6,086	22,486
Asset write-offs	305	—	—	—
Equity compensation expense	1,272	2,244	2,546	—
Accretion of fair market value of debt	(692)	(378)	—	—
Early extinguishment of debt	1,907	93	7,012	—
Minority interests	(773)	113	(898)	—
Costs incurred to acquire management company	—	—	22,152	—
Gain on sale of assets	—	(179)	—	—
Changes in other operating accounts:
Other assets	(350)	(2,674)	2,854	27
Accounts payable and accrued expenses	5,733	3,187	(1,846)	5,803
Other liabilities	(1,011)	(42)	1,418	(65)
Net cash provided by operating activities	$64,567	$46,106	$9,415	$25,523

Investing Activities
Acquisitions, additions and improvements to storage facilities	(312,352)	(381,083)	(224,525)	(2,865)
Acquisitions, additions and improvements to storage facilities - related party	(37,414)	(10,889)	(451)	—
Acquisition of management company - related party	—	—	(3,492)	—
Proceeds from sales of assets	42	6,203	—	—
Proceeds from sales of marketable securities	114,170	29,825	—	—
Investment in marketable securities	(19,000)	(124,995)	—	—
Insurance proceeds for replacement of assets	1,712	500	—	583
Increase (decrease) in restricted cash	4,795	(8,624)	(3,693)	(2,832)
Net cash used in investing activities	$(248,047)	$(489,063)	$(232,161)	$(5,114)
Financing Activities
Net proceeds from sale of common shares	—	378,747	424,989	—
Proceeds from:
Revolving credit facility	331,000	—	—	—
Unsecured term loan	200,000	—	—	—
Mortgage loans and notes payable	—	409,257	270,000	424,500
Notes payable - related parties	—	—	—	3,961
Short-term financing	80,000	—	—	—
Principal payments on:
Revolving credit facility	(240,500)	—	—	—
Mortgage loans and notes payable	(114,111)	(219,875)	(437,849)	(147,725)
Notes payable - related parties	—	—	(1,600)	(2,361)
Short term financing	(80,000)	—	—	—
Capital lease obligations	(39)	(100)	(21)	(197)
Cash contributions from owners	—	—	—	108
Loan made to owners	—	—	—	(277,152)
Cash distributions to owners	—	—	—	(18,297)
Distributions paid to shareholders	(66,623)	(44,532)	—	—
Distributions paid to minority partners	(6,017)	(2,349)	—	—
Pre-payment penalty on debt extinguishment	—	—	(887)	—
Loan procurement costs	(2,398)	(4,691)	(8,554)	(8,682)
Proceeds from exercise of stock options	2,985	—	—	—
Net cash from (used in) financing activities	$104,297	$516,457	$246,078	$(25,845)

Increase (decrease) in cash and cash equivalents	(79,183)	73,500	23,332	(5,436)

Cash and cash equivalents at beginning of period	98,899	25,399	2,067	7,503
Cash and cash equivalents at end of period	$19,716	$98,899	$25,399	$2,067

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS — (Continued)

	THE COMPANY			THE PREDECESSOR
			For the Period	For the Period
		Year Ended	October 21, 2004 to	January 1, 2004 to
	Year Ended	December 31,	December 31,	October 20,
	December 31,	2005	2004	2004
	2006	(as restated, see Note 2)	(as restated, see Note 2)	(as restated, see Note 2)
Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$45,461	$33,893	$9,032	$15,080
Cash paid for taxes	—	315	25	—
Supplemental disclosure of noncash activities:
Contribution of facilities from prior owners for operating partnership units:
Investment in real estate	—	—	10,762	—
Mortgage loans	—	—	(10,365)	—
Other, net	—	—	139	—
Net assets acquired	$—	$—	$536	$—
Acquisition of management company from prior owners:
Assets acquired	—	—	659	—
Liabilities assumed	—	—	(536)	—
Net assets acquired	$—	$—	$123	$—
Acquisitions of facilities:
Issuance of OP units	—	(68,594)	—	—
Mortgage loans	(34,451)	(99,782)	—	—
Other, net	(2,032)	(1,660)	(4,526)	—
Acquisition of partnership interests:
Investment in real estate	—	—	—	128,672
Contribution related to step-up in basis	—	—	—	(128,672)
Reclassification of owners’ deficit to additional paid in capital	—	—	37,961	—
Accrual for transfer of deferred financing fee assumed at merger date	—	—	(2,547)	2,547
Record minority interest for limited partnership units in the operating partnership by reclassifying from additional paid in capital	—	—	11,960	—
Items capitalized for funds yet to be disbursed	—	—	(427)	—
Accrual for offering costs (reclassified to shareholders’ equity)	—	—	(3,668)	3,668

See accompanying notes to the consolidated and combined financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES (THE “COMPANY”) AND

ACQUIPORT/AMSDELL (THE “PREDECESSOR”)

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of December 31, 2006, the Company owned 399 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 25.4 million rentable square feet.  The Properties are located in 27 states throughout the United States. All references to building square footage, occupancy percentage, and the number of buildings are unaudited.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2006, owned a 91.7% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the operating partnership.  In addition to managing the Properties, the Management Company managed approximately 1.1 million rentable square feet related to facilities owned by related parties as of December 31, 2006. The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

The Company was formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and their affiliated entities and related family trusts (the “Amsdell Entities”). The Company commenced operations on October 21, 2004, after completing the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company. The Company subsequently completed an initial public offering (“IPO”) of its common shares on October 27, 2004 concurrently with the consummation of various formation transactions. The IPO consisted of the sale of an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share, generating gross proceeds of $460.0 million. The IPO resulted in net proceeds to the Company, after deducting underwriting discount and commissions, financial advisory fees and expenses of the IPO, of approximately $425.0 million.

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

In October 2005, the Company completed a follow-on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million. The offering resulted in net proceeds to the Company, after deducting underwriting discount and commissions and expenses of the offering, of approximately $378.7 million.

2.  RESTATEMENTS OF PREVIOUSLY ISSUED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

 Subsequent to the issuance of the Company’s 2005 financial statements, the Audit Committee of the Board of Trustees of the Company, upon recommendation from management, concluded that the previously issued financial statements contained errors related to the Company’s classification of auction rate securities held at December 31, 2005 as cash and cash equivalents.  As a result, the Company is restating its previously issued financial statements.

In the quarter ended September 30, 2006 the Company early adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  As a result of the discovery of the error described above, the Company is restating its previously issued financial statements to reflect, in the appropriate periods, the correction of the errors originally corrected via an adjustment of the Company’s January 1, 2006 accumulated deficit in accordance with SAB 108.

The following is a description of the nature of the errors being corrected in the restatement:

Cash and Cash Equivalents

The Company adjusted its December 31, 2005 Consolidated Balance Sheet to change the classification of outstanding checks from “Accounts payable and accrued expenses” to “Cash and cash equivalents.”  This adjustment had no effect on the Consolidated and Combined Statements of Operations or Shareholders Equity.

Auction Rate and Other Marketable Securities

The Company adjusted its December 31, 2005 Consolidated Balance Sheet to change the classification of approximately $89.8 million of auction rate and approximately $5.4 million of other variable rate demand note securities from “Cash and cash equivalents” to “Marketable Securities.” Auction rate and variable rate demand note securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through an auction mechanism. The definition of a cash equivalent does not include these securities. This adjustment had no effect on the Consolidated and Combined Statements of Operations or Shareholders Equity.

Restricted Cash

The Company adjusted its December 31, 2005 Consolidated Balance Sheet to change the classification of certain deposits related to facilities encumbered with mortgage loans from “Cash and cash equivalents” to “Restricted Cash.”  This adjustment had no effect on the Consolidated and Combined Statements of Operations or Shareholders Equity.

Loan Procurement Costs

The Company adjusted its December 31, 2005 Consolidated Balance Sheet, its Consolidated Statement of Operations for the period October 21, 2004 to December 31, 2004 and for the year ended December 31, 2005, and the Predecessor’s Consolidated Statement of Operations for the period January 1, 2004 to October 20, 2004 to reflect a change in amortization period of certain loan procurement costs, associated with debt instruments with increasing interest rates. The loan procurement costs were being amortized over a period inconsistent with the determination of the debt instruments’ interest cost.

Other Assets / Rental Income

The Company adjusted its December 31, 2005 Consolidated Balance Sheet, its Consolidated Statement of Operations for the period October 21, 2004 to December 31, 2004 and for the year ended December 31, 2005, and the Predecessor’s Consolidated Statement of Operations for the period January 1, 2004 to October 20, 2004 for adjustments to certain leasing transactions. The misstatement related to the period in which the revenue related to certain tenants had been recognized.

Accounts Payable and Accrued Expense

The Company adjusted its December 31, 2005 Consolidated Balance Sheet, its Consolidated Statement of Operations for the period October 21, 2004 to December 31, 2004 and for the year ended December 31, 2005, and the Predecessor’s Consolidated Statement of Operations for the period January 1, 2004 to October 20, 2004 to accrue for utility costs at period end and workers compensation expense that had been understated as a result of erroneous information used to previously calculate the expense.

Distributions Payable and Additional Paid-In Capital

The Company adjusted its December 31, 2005 Consolidated Balance Sheet and Consolidated and Combined Statement of Shareholders’ Equity to reflect the accrual of distributions payable to its limited partners at period end. This adjustment had no effect on the Consolidated and Combined Statements of Operations.

Unearned share grant compensation

The Company adjusted its December 31, 2005 Consolidated Balance Sheet and its 2005 Consolidated and Combined Statement of Shareholders’ Equity to change the classification of Unearned Share Grant Compensation to Additional Paid-in Capital. This adjustment had no effect on the Consolidated and Combined Statements of Operations.

Related Party Revenue

The Company adjusted its 2004 and 2005 Consolidated Statements of Operations to change the classification of management fee revenue earned through the Company’s management of certain facilities owned by related parties from “Rental income” to “Other-Related party”.

In addition to the effects of the adjustments described above, the Company adjusted its 2005 and 2004 Consolidated and Combined Statements of Cash Flows to correct the presentation of the change in accounts payable related to real estate investment as an Investing Activity where it had previously been reported as an Operating Activity; and the gross presentation of certain 2005 borrowings and repayments on debt facilities.

This table recaps the adjustments described above:

	Previously Reported	Adjustment	As Restated
The Predecessor	(in thousands)
For the period January 1, 2004 to October 20, 2004

Statement of Operations
Rental income	$65,631	$91	$65,722
Total revenues	$68,842	$91	$68,933
Property operating expenses	$26,031	$139	$26,170
Total operating expenses	$46,248	$139	$46,387
Operating income	$22,594	$(48)	$22,546
Loan procurement amortization expense	$(5,727)	$(231)	$(5,958)
Total other expense	$(25,043)	$(231)	$(25,274)
Net loss	$(2,449)	$(279)	$(2,728)

Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(2,449)	$(279)	$(2,728)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$22,255	$231	$22,486
Changes in other operating accounts
Other assets	$118	$(91)	$27
Accounts payable and accrued expenses	$5,664	$139	$5,803

	Previously Reported	Adjustment	As Restated
The Company	(in thousands)
For the period October 21, 2004 to December 31, 2004

Statement of Operations
Rental income	$21,314	$96	$21,410
Other - related party	$—	$71	$71
Total revenues	$22,766	$167	$22,933
Property operating expenses	$9,635	$132	$9,767
Total operating expenses	$19,689	$132	$19,821
Operating income	$3,077	$35	$3,112
Loan procurement amortization expense	$(240)	$(46)	$(286)
Total other expense	$(33,873)	$(46)	$(33,919)
Loss before minority interest	$(30,796)	$(11)	$(30,807)
Net loss	$(29,898)	$(11)	$(29,909)

Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(29,898)	$(11)	$(29,909)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$6,040	$46	$6,086
Changes in other operating accounts
Other assets	$3,021	$(167)	$2,854
Accounts payable and accrued expenses	$(1,978)	$132	$(1,846)
Decrease (increase) in restricted cash	$(607)	$(3,086)	$(3,693)
Net cash used in investing activities	$(229,075)	$(3,086)	$(232,161)
Increase (decrease) in cash and cash equivalents	$26,418	$(3,086)	$23,332
Cash and cash equivalents at end of period	$28,485	$(3,086)	$25,399

	Previously Reported	Adjustment	As Restated
The Company	(in thousands, except per share amounts)
As of and for the year ended December 31, 2005

Balance Sheet
Cash and cash equivalents	$201,098	$(102,199)	$98,899
Restricted cash	$14,672	$4,249	$18,921
Loan procurement costs — net of amortization	$10,437	$(1,355)	$9,082
Marketable securities	$—	$95,170	$95,170
Other assets	$8,631	$(1,032)	$7,599
Total Assets	$1,481,488	$(5,167)	$1,476,321
Accounts payable and accrued expenses	$18,854	$(1,726)	$17,128
Distributions payable	$16,624	$1,507	$18,131
Total Liabilities	$714,376	$(219)	$714,157
Minority interests	$64,108	$(413)	$63,695
Additional paid-in capital	$795,244	$(4,872)	$790,372
Accumulated deficit	$(91,253)	$(1,220)	$(92,473)
Unearned share grant compensation	$(1,557)	$1,557	$—
Total shareholders’ equity	$703,004	$(4,535)	$698,469
Total Liabilities and Shareholders’ Equity	$1,481,488	$(5,167)	$1,476,321

Statement of Operations
Rental income	$138,120	$(918)	$137,202
Other - related party	$—	$405	$405
Total revenues	$148,121	$(513)	$147,608
Property operating expenses	$54,952	$510	$55,462
Total operating expenses	$113,466	$510	$113,976
Operating income	$34,655	$(1,023)	$33,632
Loan procurement amortization expense	$(1,785)	$(272)	$(2,057)
Total other expense	$(31,890)	$(272)	$(32,162)
Income before minority interests	$2,765	$(1,295)	$1,470
Minority interests	$(199)	$86	$(113)
Net income before discontinued operations	$2,566	$(1,209)	$1,357
Net income	$2,777	$(1,209)	$1,568
Basic and diluted earnings per share from continuing operations	$0.07	$(0.03)	$0.04
Basic and diluted earnings per share	$0.07	$(0.03)	$0.04

Statement of Cash Flows
Cash Flows from Operating Activities:
Net income	$2,777	$(1,209)	$1,568
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	$41,902	$272	$42,174
Minority interests	$199	$(86)	$113
Changes in other operating accounts
Other assets	$(3,187)	$513	$(2,674)
Accounts payable and accrued expenses	$5,421	$(2,234)	$3,187
Net cash provided by operating activities	$48,850	$(2,744)	$46,106
Cash Flows from Investing Activities:
Acquisitions, additions and improvements to storage facilities	$(383,760)	$2,677	$(381,083)
Proceeds from sale of marketable securities	$—	$29,825	$29,825
Investment in marketable securities	$—	$(124,995)	$(124,995)
Increase in restricted cash	$(4,748)	$(3,876)	$(8,624)
Net cash used in investing activites	$(392,694)	$(96,369)	$(489,063)
Cash Flows from Financing Activities:
Proceeds from mortgage loans and notes payable	$232,457	$176,800	$409,257
Principal payments on mortgage loans and notes payable	$(43,075)	$(176,800)	$(219,875)
Increase in cash and cash equivalents	$172,613	$(99,113)	$73,500
Cash and cash equivalents at beginning of period	$28,485	$(3,086)	$25,399
Cash and cash equivalents at end of period	$201,098	$(102,199)	$98,899

	Previously Reported	Adjustment	As Restated
	(in thousands)
Restatements related to the Company
Consolidated and Combined Statements of Shareholders’ Equity and Owners’ Equity (Deficit)
Additional paid in capital
The Company
Reclassify Predecessor owners’ deficit	$(37,961)	$(2,135)	$(40,096)
Grant of restricted share units	$2,675	$(2,675)	$—
Amortization of restricted shares	$—	$2,450	$2,450
Adjustment for minority interest in operating partnership	$—	$(9)	$(9)
Balance at December 31, 2004	$396,662	$(2,369)	$394,293
Grant of restricted share units	$3,066	$(3,066)	$—
Amortization of restricted shares	$—	$1,734	$1,734
Adjustment for minority interest in operating partnership	$16,374	$(1,171)	$15,203
Balance at December 31, 2005	$795,244	$(4,872)	$790,372

Unearned grant shares compensation
The Company
Grant of restricted share units	$(2,675)	$2,675	$—
Amortization of restricted share units	$2,450	$(2,450)	$—
Balance at December 31, 2004	$(225)	$225	$—
Grant of restricted share units	$(3,066)	$3,066	$—
Amortization of restricted share units	$1,734	$(1,734)	$—
Balance at December 31, 2005	$(1,557)	$1,557	$—

Accumulated Deficit
The Company
Net loss	$(29,898)	$(11)	$(29,909)
Balance at December 31, 2004	$(37,430)	$(11)	$(37,441)
Net income	$2,777	$(1,209)	$1,568
Balance at December 31, 2005	$(91,253)	$(1,220)	$(92,473)

Owner’s equity (deficit)
The Predecessor
Balance at January 1, 2004	$131,749	$(1,856)	$129,893
Net loss	$(2,449)	$(279)	$(2,728)
Balance at October 20, 2004	$(37,425)	$(2,135)	$(39,560)
The Company
Reclassify Predecessor owners’ deficit	$37,961	$2,135	$40,096

Total
The Predecessor
Balance at January 1, 2004	$131,749	$(1,856)	$129,893
Net loss	$(2,449)	$(279)	$(2,728)
Balance at October 20, 2004	$(37,425)	$(2,135)	$(39,560)
The Company
Adjustment for minority interest in operating partnership	$—	$(9)	$(9)
Net loss	$(29,898)	$(11)	$(29,909)
Balance at December 31, 2004	$359,380	$(2,155)	$357,225
Adjustment for minority interest in operating partnership	$16,374	$(1,171)	$15,203
Net income	$2,777	$(1,209)	$1,568
Balance at December 31, 2005	$703,004	$(4,535)	$698,469

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Combination

The accompanying consolidated and combined financial statements include all of the accounts of the Company, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Prior to the Formation Transactions, the Company had no significant operations; therefore, the combined operations for the period prior to October 21, 2004 represent the operations of the Predecessor. The combination did not require any material adjustments to conform the accounting policies of the separate entities. The real estate entities included in the accompanying consolidated and combined financial statements of the Predecessor have been consolidated and combined on the basis that, for the periods presented, such entities were under common management.

Estimates

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

Storage Facilities

Storage facilities are carried at historical cost less accumulated depreciation and impairment losses.  The cost of storage facilities reflects their purchase price or development cost.  Costs incurred for the acquisition and renovation of a storage facility are capitalized to the Company’s investment in that property.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.

Purchase Price Allocation

Upon acquisition of a facility, we allocate the purchase price to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Acquisitions of portfolios of facilities are allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, building and improvements and estimates of depreciated replacement cost of equipment. In allocating the purchase price, the Company determines whether the acquisitions include intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as substantially all of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above or below market lease intangibles. The Company also considers whether in-place, at market leases represent an intangible asset. Based on the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company had no intangible assets recorded for in-place, at market leases as of December 31, 2006. Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 40 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances indicate that there may be impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. The Company recorded $2.3 million of asset impairment charges during 2005 (See Note 17).  No asset impairment charges were recorded during 2006.

Long-Lived Assets Held for Sale

We consider long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell a facility (or group of facilities), (b) the facility is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such facilities, (c) an active program to locate a buyer and other actions required to complete the plan to sell the facility have been initiated, (d) the sale of the facility is probable and transfer of the asset is expected to be completed within one year, (e) the facility is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

During 2005, the Company sold four of its storage facilities located in Ohio that were acquired as part of the Liberty Self-Stor Portfolio acquisition (see Note 4). These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 10).  No facilities were sold during 2006.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less.  The Company maintains cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of purchase deposits and cash deposits required for debt service requirements, capital replacement, and expense reserves in connection with the requirements of our loan agreements.

Loan Procurement Costs

Loan procurement costs related to borrowings consist of $10.1 million and $13.0 million at December 31, 2006 and 2005, respectively. These amounts are reported net of accumulated amortization of $2.5 million and $3.9 million as of December 31, 2006 and 2005, respectively. The costs are amortized over the life of the related debt using the effective interest rate method and reported as loan procurement amortization expense.

Marketable Securities

The Company accounts for its investments in debt and equity securities according to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At December 31, 2005, we had $95.2 million in highly-liquid auction rate securities (“ARS”) and variable rate demand notes classified as available-for-sale securities. We invest in ARS to generate higher returns than traditional money market investments. Although these securities have long-term stated contractual maturities, they can be presented for redemption at auction when rates are reset which is typically every 7, 28 or 35 days.  We had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2006 and 2005. All income related to these investments was recorded as interest income. In accordance with our investment policy, we only invest in ARS with high credit quality issuers and limit the amount of investment exposure to any one issuer.

Other Assets

Other assets consist primarily of accounts receivable, insurance recovery receivables and prepaid expenses. Accounts receivable were $3.7 million and $3.2 million as of December 31, 2006 and 2005, respectively. The Company has recorded an allowance of approximately $1.0 million and $0.8 million, respectively, related to accounts receivable as of December 31, 2006 and 2005.

Environmental Costs

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

Revenue Recognition

Management has determined that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the respective lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in rents received in advance in the accompanying consolidated and combined balance sheets and contractually due but unpaid rents are included in other assets.

Costs Associated with Exit or Disposal Activities

In October 2006, the Company committed to a plan to relocate its accounting, finance and information technology functions to the Philadelphia, Pennsylvania area.  As part of the relocation of these functions, the Company provided severance arrangements for certain existing employees related to those functions.  At the time the severance arrangements were entered into, the Company estimated a total expense of $470,000, of which $45,000 was paid in 2006.  The Company expects to pay the remainder during the first quarter of 2007.

Advertising Costs

The Company incurs advertising costs primarily attributable to print advertisements in telephone books. The Company recognizes the costs when the related telephone book is first published. The Company recognized $4.4 million, $3.6 million and $2.4 million in advertising expenses for the years ended 2006, 2005 and 2004, respectively.

Equity Offering Costs

Underwriting discount and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income

Other property related income consists of late fees, administrative charges, sales of storage supplies and other ancillary revenues.  Revenues from sales of storage supplies and other ancillary revenues and related costs were earned by the TRS prior to October 27, 2004 and are not included in the operations of the Predecessor.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.1 million during 2006 and did not capitalize any interest during 2005 and 2004.

Derivative Financial Instruments

We carry all derivatives on the balance sheet at fair value. We determine the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. At December 31 2006 and 2005, the Company had no outstanding derivative contracts.

Income Taxes

The Company elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code beginning with the period from October 21, 2004 (commencement of operations) through December 31, 2004.  In management’s opinion, the requirements to maintain these elections are being met.  Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements other than for operations conducted through our taxable REIT subsidiary.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $1.4 billion as of December 31, 2006 and $1.0 billion as of December 31, 2005.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2006, 2005, or during the period from October 21, 2004 through December 31, 2004.

The TRS is subject to federal and state income taxes.  The TRS recorded a net deferred tax asset of $0.3 million and $0.1 million as of December 31, 2006 and 2005, respectively, related to expenses which are deductible for tax purposes in future periods.

Each member of the Predecessor is treated as a partnership for federal and state income tax purposes, so the tax effects of the Predecessor’s operations are the responsibility of the partners and members of these entities. Accordingly, the Predecessor does not record any provision for income taxes in the consolidated and combined financial statements.

Minority Interests

Minority Interests include income allocated to holders of the Operating Partnership Units (the “OP Minority Interests”). Income is allocated to the OP Minority Interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Operating Partnership Units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Shareholders’ Equity and Owners’ Equity (Deficit) (rather than separately allocating the minority interest for each individual capital transaction).

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares and restricted shares outstanding and/or vested during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  The total dilutive impact of these items totaled approximately 121,000 and 83,000 in 2006 and 2005, and was included in the calculation of diluted earnings per share, unless the inclusion would be anti-dilutive. There were no dilutive shares for the period from October 27, 2004 through December 31, 2004.

Share Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted shares awarded to Robert J. Amsdell, our former Chairman and Chief Executive Officer, vested immediately upon his retirement from the Company by their terms.  Since he reached the retirement age set forth in his award during 2005, share compensation expense related to this issuance was expensed fully in 2005.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The Company believes that the adoption of this standard on January 1, 2008 will not have a material effect on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which became effective for the Company beginning on January 1, 2007. SAB 108 provides guidance on the consideration of the effects of prior period misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 provides for the quantification of the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. If a misstatement is material to the current year financial statements, the prior year financial statements should also be corrected, even though such revision was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. Such correction should be made in the current period filings. Effective September 30, 2006 the Company early adopted SAB 108. As described in Note 2, the Company has restated its financial statements for the period October 21, 2004 to December 31, 2004, as of and for the year ended December 31, 2005 and has also restated the Predecessor’s financial statements for the period January 1, 2004 to October 20, 2004.  Accordingly, the adjustments previously reflected in the 2006 opening accumulated deficit as the result of the adoption of SAB 108 have been restated into the appropriate prior periods.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for the Company on January 1, 2007.  The Company has evaluated the impact of adopting FIN 48 and has concluded the adoption of this standard will not have a material impact on the consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140 (“SFAS No. 156”).  SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes an obligation to service a financial asset by entering into a service contract.  This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period.  This statement is effective in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

In February 2006, the FASB issued SFAS No.155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB No. 133 and 140.  The purpose of SFAS No.155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  The Company does not expect the adoption of this standard on January 1, 2007 to have a material effect on the consolidated financial statements.

In October 2005, the FASB issued Staff Position No. 13-1 Accounting for Rental Costs Incurred during a Construction Period (“FSP FAS 13-1”).  FSP FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during the construction period.  FSP FAS 13-1 makes no distinction between the right to use a leased asset during the construction period and the right to use that asset after the construction period.  Therefore, rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense, allocated over the lease term in accordance with SFAS No. 13 and Technical Bulletin 85-3.  The terms of FSP FAS 13-1 are not applicable to lessees that account for the sale or rental of real estate projects in accordance with SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” FSP FAS 13-1 was effective for the first reporting period beginning after December 15, 2005.    Retrospective application in accordance with SFAS No. 154 is permitted but not required.  The adoption of FSP FAS 13-1 did not have a material effect on the consolidated financial statements of the Company.

In September 2005, the Emerging Issues Task Force issued EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights (“EITF 04-05”). The scope of EITF 04-05 is limited to limited partnerships or similar entities that are not variable interest entities under FIN 46R.   The Task Force reached a consensus that the general partners in a limited partnership (or similar entity) are presumed to control the entity regardless of the level of their ownership and, accordingly, may be required to consolidate the entity.  This presumption may be overcome if the agreements provide the limited partners with either (a) the substantive ability to dissolve (liquidate) the limited partnership or otherwise remove the general partners without cause or (b) substantive participating rights.  If it is deemed that the limited partners’ rights overcome the presumption of control by a general partner of the limited partnership, the general partner shall account for its investment in the limited partnership using the equity method of accounting.  EITF 04-05 was effective immediately for all arrangements created or modified after September 29, 2005.  For all other arrangements, application of EITF 04-05 is required effective for the first reporting period in fiscal years beginning after December 15, 2005 (i.e., effective January 1, 2006 for the Company) using either a cumulative-effect-type adjustment or using a retrospective application.  The adoption of EITF 04-05 did not have an effect on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS No. 154”).  SFAS No. 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle.  SFAS No. 154 provides guidance for determining whether a retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  The Company adopted SFAS No. 154 on January 1, 2006 and has applied this standard in conjunction with its restatement (see Note 2).

In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), an interpretation of SFAS No. 143, Asset Retirement Obligations.  FIN 47 provides clarification of the term “conditional asset retirement obligation” as used in SFAS No. 143, defined as a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the company.  Under this standard, a company must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  FIN 47 became effective in the Company’s quarter ended December 31, 2005.  The Company adopted FIN 47 as required effective December 31, 2005 and the initial application of FIN 47 did not have a material effect on the consolidated financial statements of the Company.

Operating Segment

The Company has one reportable operating segment; it owns, operates, develops, and manages storage facilities.

Concentration of Credit Risk

The storage facilities are located in major metropolitan areas and have numerous tenants per facility. No single tenant represents 1% or more of the Company’s revenues. The facilities in Florida, California, Illinois and New Jersey provided total revenues of approximately 19%, 16%, 7% and 6%, respectively, for the year ended December 31, 2006 and 24%, 11%, 10% and 8% for the year ended December 31, 2005.

4.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of:

	December 31, 2006	December 31, 2005
	(in thousands)
Land	$370,196	$301,188
Buildings and improvements	1,226,690	958,759
Equipment	173,496	125,456
Construction in progress	1,482	1,383
Total	1,771,864	1,386,786
Less accumulated depreciation	(205,049)	(140,491)
Storage facilities — net	$1,566,815	$1,246,295

The carrying value of storage facilities has increased from December 31, 2005 to December 31, 2006, primarily as a result of the 60 acquisitions of self-storage facilities in 2006.

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2005 and 2006:

		Total
		Number of	Purchase
Facility/Portfolio	Acquisition Date	Facilities	Price (000s)
Rising Tide Property	January 2005	1	$7,300
Gaithersburg, MD Facility	January 2005	1	11,800
Rising Tide Properties	March 2005	2	11,800
Ford Storage Portfolio	March 2005	5	15,500
A-1 Storage Portfolio	March 2005	5	21,700
Liberty Self-Stor Portfolio	April 2005	14	27,200
Frisco I & II, TX and Ocoee, FL Facilities	April 2005	3	14,850
Ace Self Storage	May 2005	1	6,400
Extra Closet Facilities	May 2005	2	6,800
Tempe, AZ Facility	July 2005	1	2,900
Clifton, NJ Facility	July 2005	1	16,800
National Self Storage Portfolio	July 2005	71	214,500
Elizabeth, NJ and Hoboken, NJ Facilities	August 2005	2	8,200
Colorado Portfolio	September 2005	7	19,600
Miami, FL Facilities	September 2005	2	17,700
Pensacola, FL Facility	September 2005	1	7,900
Texas Storage Portfolio	September 2005	4	15,500
Dallas, TX Portfolio	October 2005	6	17,900
Jacksonville, FL Facility	November 2005	1	7,200
Texas Facility	November 2005	1	5,500
California Portfolio	December 2005	6	57,000
Fredericksburg, VA Facilities	December 2005	2	13,300
Nashville, TN Portfolio	December 2005	3	14,750
	2005 Total (1)	142	$542,100

Nashville, TN Portfolio	January 2006	2	$13,100
Dallas, TX Portfolio	January 2006	2	11,500
U-Stor Self Storage Portfolio	February 2006	3	10,800
Sure Save Portfolio	February 2006	24	164,500
Texas Storage Portfolio	March 2006	4	22,500
Nickey Portfolio	April 2006	4	13,600
SecurCare Portfolio	May 2006	4	35,700
Texas Storage Portfolio	June 2006	1	6,500
Jernigan Portfolio	July 2006	9	45,300
U-Stor Self Storage Portfolio	August 2006	1	3,500
Bailes Portfolio	August 2006	3	15,600
In & Out Self Storage Portfolio	August 2006	1	7,600
Texas Storage Portfolio	September 2006	2	12,200
	2006 Total	60	$362,400

	2005 and 2006 Total (1)	202	$904,500

(1) The total number of facilities excludes four facilities that were purchased and subsequently sold during 2005.  Additionally, we consolidated 4 facilities into existing facilities during 2005.

The following table summarizes the change in number of self-storage facilities from January 1, 2005 through December 31, 2006:

The purchase price allocations were finalized during the fourth quarter of 2005 for all acquisitions completed through September 30, 2005. As a result, during the fourth quarter of 2005, the Company adjusted the allocation of certain assigned values of fixed assets of approximately $2.5 million, related to acquisitions completed in the third quarter of 2005, primarily between land and buildings. Similarly, in 2006, adjustments were made between land and building of approximately $31.6 million. These adjustments did not have a material impact on depreciation expense for the periods.

	2006	2005
Balance - Beginning of year	339	201
Facilities acquired	60	146
Facilities consolidated	—	(4)
Facilities sold	—	(4)
Balance - End of year	399	339

5.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN

As of December 31, 2006, the Company and its operating partnership had in place a three-year $450 million unsecured credit facility, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans, for which the outstanding balance was $290.5 million and was comprised of $200 million of term loan borrowings and $90.5 million of unsecured revolving loans.  As of December 31, 2006, the Company had approximately $159.5 million available under the Company’s credit facility.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grate rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At December 31, 2006, borrowings under the unsecured credit facility had a weighted average interest rate of 6.63%.

The November 2006 credit facility effectively replaced the former $250 million unsecured revolving credit facility that was established in February 2006 and a $50 million term loan that was entered into and terminated during November 2006.  The former credit facility had a balance of $240.5 million and was scheduled to terminate in February 2009 prior to being replaced.

The February 2006 unsecured revolving credit facility replaced the Company’s existing $150.0 million facility, which had no outstanding balance as of December 31, 2005 and was scheduled to terminate in October 2007.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

			Effective Interest
	Carrying Value as of:		Rate on
	December 31,	December 31,	December 31,	Maturity
Mortgage Loan	2006	2005	2006	Date
Acquiport III	$—	$65,090		10/31/2006
USI II	—	39,132		12/10/2006
YSI XXIII	1,322	1,349	5.00%	6/1/2007
YSI XXIV	—	2,590		6/1/2007
YSI XVI	14,261	—	6.49%	11/1/2007
YSI XXII	993	1,012	5.00%	11/1/2007
YSI XXIX	4,374	4,505	5.00%	1/1/2008
YSI XXI	1,217	1,251	5.00%	4/1/2008
Acquiport IV	2,425	2,486	7.71%	12/1/2008
Acquiport VI	1,787	1,824	8.43%	8/1/2009
YSI III	88,332	89,870	5.09%	11/11/2009
YSI I	88,362	89,872	5.19%	5/11/2010
YSI IV	6,299	6,364	5.25%	7/1/2010
YSI XXV	8,304	8,400	5.00%	10/1/2010
YSI XXVI	10,176	10,383	5.00%	10/1/2010
Promissory Notes	132	163	5.97%	11/1/2010
YSI II	88,400	89,875	5.33%	1/11/2011
YSI XII	1,634	1,666	5.97%	9/1/2011
YSI XIII	1,404	1,432	5.97%	9/1/2011
YSI VI	80,000	80,000	5.13%	8/1/2012
YASKY	80,000	80,000	4.96%	9/1/2012
YSI XIV	1,952	1,994	5.97%	1/1/2013
YSI VII	3,334	—	6.50%	6/1/2013
YSI VIII	1,905	—	6.50%	6/1/2013
YSI IX	2,096	—	6.50%	6/1/2013
YSI XVII	4,583	—	6.32%	7/1/2013
YSI XXVII	561	575	5.59%	11/1/2013
YSI XXX	8,233	8,429	5.59%	11/1/2013
YSI XI	2,660	—	5.87%	12/1/2013
YSI V	3,513	3,581	5.25%	1/1/2014
YSI XXVIII	1,712	1,746	5.59%	2/1/2014
YSI X	4,367	—	5.87%	1/1/2015
YSI XV	2,036	—	6.41%	1/1/2015
YSI XX	71,050	72,352	5.97%	11/1/2015
Unamortized premiums	1,507	3,341

Total mortgage loans and notes payable	$588,930	$669,282

As of December 31, 2006 and 2005, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $795 million and $910 million, respectively.

The following table presented below represents the future principal payment requirements on the outstanding mortgage loans at December 31, 2006:

2007	$24,814
2008	16,950
2009	94,365
2010	112,435
2011	88,114
2012 and thereafter	250,745
Total mortgage payments	587,423
Plus: Unamortized debt premiums	1,507
Total mortgage indebtedness	$588,930

7.  MINORITY INTERESTS

Operating partnership minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at December 31, 2006, 2005 and 2004, amounted to approximately 8.3%, 8.4% and 2.9%, respectively.

In conjunction with the formation of the Company, certain former owners contributed facilities to the operating partnership and received units in the operating partnership concurrently with the closing of the IPO. Limited partners who acquired operating partnership units in the Formation Transactions have the right, effective October 27, 2005, to require the operating partnership to redeem part or all of their operating partnership units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the operating partnership units would have been redeemed if the Company had assumed and satisfied the operating partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the operating partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises in 2005, entities owned by the Company’s former Chief Executive Officer and one of its former Trustees received an aggregate of 1,524,358 operating partnership units for six facilities with a net historical basis of $7.3 million.

In conjunction with the National Self Storage acquisition, National Self Storage received 3,674,497 operating partnership units. As provided in the partnership agreement of the operating partnership, these units are redeemable by the unitholders for cash or, at the Company’s option, common shares, beginning one year after the date of issuance (i.e., effective July 2006), on a one-for-one basis. The National Self Storage acquisition purchase agreement also included a provision which granted the sellers a special redemption right permitting the sellers, under certain circumstances, beginning one year after issuance of the units, to redeem a portion of their units by requiring the Company to purchase, and simultaneously transfer to them, real estate properties to be identified by them at a price equal to the fair value of units redeemed (the “Special Redemption Right”).

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

8.  RELATED PARTY TRANSACTIONS

Robert J. Amsdell, former Chief Executive Officer and Chairman of the Board of Trustees, retired from the Board effective as of February 13, 2007.  Barry L. Amsdell submitted his letter of resignation from the Board on February 20, 2007.  Effective as of February 19, 2007 the Amended and Restated Employment Agreement of Todd C. Amsdell, President of U-Store-It Development LLC, a subsidiary of the Company, was terminated.

Acquisition of Facilities

In connection with the IPO, the Company entered into option agreements with Rising Tide Development, a company owned and controlled by Robert J. Amsdell and Barry L. Amsdell to acquire 18 self-storage facilities, consisting, as of December 31, 2006, of 14 facilities owned by Rising Tide Development, one facility which Rising Tide Development has the right to acquire from an unaffiliated third party and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. None of the remaining self-storage facilities that we have the option to purchase met the occupancy requirement as of December 31, 2006. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s Board of Trustees.  During 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in operating partnership units and $10.6 million in cash after a price reduction of $1.7 million of consideration in May 2005. The price reduction resulted from a discovery that the calculation of the March purchase price was not made in accordance with the terms specified in the option agreement, which resulted in the overpayment. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the operating partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company.

The Company, in accordance with a contract signed on April 3, 2006, acquired nine self-storage facilities from Jernigan Property Group on July 27, 2006 for consideration of approximately $45.3 million. Our President and Chief Executive Officer, Dean Jernigan, serves as President of Jernigan Property Group and has a 20% beneficial interest in one self-storage facility partially owned by Jernigan Property Group and related companies and partnerships. Mr. Jernigan has agreed that he will not expand his interest, ownership or activity in the self-storage business. Given Mr. Jernigan’s appointment as a Trustee and the President and Chief Executive Officer of the Company on April 24, 2006, this transaction was subject to review and final approval by a majority of the independent members of the Company’s Board of Trustees. Mr. Jernigan has discontinued all involvement in the day-to-day management or operation of the Jernigan Property Group.

Management Services

The Predecessor’s self-storage facilities were operated by U-Store-It Mini Warehouse Co. (the “Property Manager”), which was affiliated through common ownership with Amsdell Partners, Inc., High Tide Limited Partnership, and Amsdell Holdings I, Inc. Pursuant to the relevant property management agreements, Acquiport/Amsdell I and Acquiport/Amsdell III paid the Property Manager monthly management fees of 5.35% of monthly gross rents (as defined in the related management agreements); USI II, LLC (“USI II”) paid the Property Manager a monthly management fee of 5.35% of USI II’s monthly effective gross income (as defined in the related management agreements); and the owners of the Lake Worth, FL, Lakewood, OH, and Vero Beach I, FL facilities paid the Property Manager monthly management fees of 6% of monthly gross receipts through October 21, 2004, and 5.35% thereafter (as defined in the related management agreements). Effective October 27, 2004 upon acquisition of the Property Manager, the management contract with U-Store-It Mini Warehouse Co. was terminated and a new management agreement was entered into with YSI Management, LLC. Beginning October 27, 2004 management fees relating to our wholly-owned subsidiaries are eliminated in consolidation.

Effective October 27, 2004, YSI Management LLC, a wholly-owned subsidiary of the operating partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.5 million and $0.4 million for the years ended December 31, 2006 and 2005 and $0.1 million for the period from October 21, 2004 through December 31, 2004, and are included in other related party revenues. Accounts receivable from Rising Tide Development at December 31, 2006 and 2005 were approximately $0.6 million and $0.4 million, respectively, and are included in due from related parties. These amounts represent expenses paid on behalf of Rising Tide Development by YSI Management LLC and proceeds from the sale of ancillary items that will be reimbursed under standard business terms.

In 2004, the Predecessor engaged, Amsdell Construction, a company owned by Robert J. Amsdell and Barry L. Amsdell, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction for the years ended December 31, 2006 and 2005 were approximately $42,000 and $304,000, respectively. The total payments incurred by the Company to Amsdell Construction for the period from October 21, 2004 through December 31, 2004 were approximately $0.5 million. The total amount of payments incurred by the predecessor to Amsdell Construction for the period from January 1, 2004 through October 20, 2004 was $2.2 million.

Corporate Office Leases

During 2005 and 2006, our operating partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell.  Pursuant to these lease agreements, during 2006 we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our disinterested Trustees approved the terms of, and entry into, each of the office lease agreements by our operating partnership.  The table below shows the office space subject to these lease agreements and certain key terms, including the term of each lease agreement, the period for which our operating partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

Office Space	Approximate Square Footage	Term	Period of Extension Option (1)	Fixed Minimum Rent Per Month	Fixed Maximum Rent Per Month
The Parkview Building — 6745 Engle Road; and 6751 Engle Road	21,889	12/31/2014	Five-year	$25,673	$31,205
6745 Engle Road — Suite 100	2,212	12/31/2014	Five-year	$3,051	$3,709
6745 Engle Road — Suite 110	1,731	12/31/2014	Five-year	$2,387	$2,901
6751 Engle Road — Suites C and D	3,000	12/31/2014	Five-year	$3,137	$3,771
6779 Engle Road — Suites G and H	3,500	12/31/2008	Five-year	$3,079	$3,347
6745 Engle Road — Suite 120	1,588	4/30/2007	Three-year	$1,800	$1,900
6779 Engle Road — Suites I and J	3,500	(2)	N/A	$3,700	N/A

(1)          Our operating partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

(2)          In June 2006, our operating partnership terminated this lease agreement which had a month-to-month term.

In addition to monthly rent, the office lease agreements provide that our operating partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for the year ended December 31, 2006 was approximately $0.6 million.

The total amount of lease payments incurred under the six office leases effective as of December 31, 2006 was approximately $0.5 million and $0.4 million for the years ended December 31, 2006 and 2005. The total amount of lease payments incurred under former leases for the period from October 21, 2004 through December 31, 2004 was approximately $40,000 and is included in general and administrative — related party.

Total future minimum rental payments under the related party lease agreements entered into as of December 31, 2006 are as follows:

Related Party Amount
(Dollars in thousands)

2007	$474
2008	468
2009	453
2010	453
2011	475
2012 and thereafter	1,473
$3,796

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

Under the Aircraft Lease with Aqua Sun, the operating partnership may lease for corporate use from time to time an airplane owned by Aqua Sun. Under the terms of the Aircraft Lease, the operating partnership may lease use of the airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the operating partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated on June 30, 2006. The total amounts incurred for such aircraft charters described above by the Company for the years ended December 31, 2006 and 2005 were approximately $0.1 million and $0.4 million, respectively. The total amount incurred for aircraft charters by the Company for the period from October 21, 2004 through December 31, 2004 was approximately $0.1 million.

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist us in establishing certain development protocols and processes. In connection with that assignment, our outside consultant utilized the services of Dean Jernigan’s son-in-law. Our payments for his son-in-law’s services totaled $4,750 in 2006.

The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the years ended December 31, 2006 and 2005 were approximately $19,000 and $40,000, respectively.

The Company engaged Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. The Company did not utilize Deborah Dunlevy Designs during the year ended 2006; however total payments incurred by the Company to Deborah Dunlevy Designs for the year ended December 31, 2005 was approximately $56,000.

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

In addition, Rising Tide Development received registration rights with respect to the operating partnership units it received in connection with the Company’s acquisition of three option facilities. An aggregate of approximately 0.4 million common shares (which shares are issuable upon redemption of approximately 0.4 million operating partnership units issued in connection with the Company’s option exercises) are subject to a registration rights agreement. Effective January 2006, Rising Tide Development became entitled to require the Company to register approximately 0.2 million of such common shares for public sale subject to certain exceptions, limitations and conditions precedent. Rising Tide Development became entitled to require the Company to register the remaining approximately 0.2 million common shares for public sale, subject to certain exceptions, limitations and conditions precedent, effective March 2006.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates their respective book values at December 31, 2006 and 2005. The Company has fixed interest rate loans with a carrying value of $588.9 million and $669.3 million at December 31, 2006 and 2005, respectively.  The estimated fair values of these fixed rate loans were $569.6 and $649.3 million at December 31, 2006 and 2005, respectively. These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2006 and 2005.

10.  DISCONTINUED OPERATIONS

During 2005, the Company sold four of its storage facilities located in Ohio that were acquired as part of the Liberty Self-Stor Portfolio (See Note 4) acquisition for net proceeds of $6.2 million.  No facilities were sold in 2006 or 2004.

The results of operations of the storage facilities through the sale date have been presented in the following table. Interest expense and related amortization of loan procurement costs have been attributed to the sold storage facilities as applicable based upon the transaction and included in discontinued operations.

The results of operations of the four storage facilities sold in 2005 were as follows:

Description	Year Ended December 31, 2005
(in thousands)

Revenues	$546
Property operating expenses	(246)
Depreciation	(168)
Management fees to related party	(28)
Interest expense	(72)
Income from operations	32
Gain on sale of storage facilities	179
Income from discontinued operations	$211

11.  COMMITMENTS AND CONTINGENCIES

The Company has capital lease obligations for security camera systems with a cost of $2.6 million. These systems are included in equipment in the accompanying balance sheet and are being depreciated over five years.  As of December 31, 2006, future minimum lease payments total $17,000.

The Company currently owns one self-storage facility subject to a ground lease and five self-storage facilities having small parcels of land that are subject to ground leases. The Company recorded rent expense of approximately $0.2 million for each of the years ended 2006 and 2005, and approximately $24,000 for the period from October 21, 2004 through December 31, 2004. The Predecessor recorded rent expense of approximately $76,000 for the period from January 1, 2004 through October 20, 2004.

Total future minimum rental payments under non-cancelable ground leases and related party office leases in effect as of December 31, 2006 are as follows:

	Third Party Amount	Related Party Amount
	(Dollars in thousands)

2007	$146	$474
2008	76	468
2009	50	453
2010	44	453
2011	44	475
2012 and thereafter	155	1,473
	$515	$3,796

Each of the Company and the Predecessor has been named as a defendant in a number of lawsuits in the ordinary course of business. In most instances, these claims are covered by the Company’s liability insurance coverage. Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

On March 15, 2007, the Company was notified by the Amsdell Companies that they believe YSI Management LLC, a wholly-owned subsidiary of the Company, is in breach of the Management Agreement dated October 27, 2004, between Rising Tide Development, LLC, an Amsdell Company, and YSI Management LLC, for failure to provide proper notice before incurring expenditures during 2006 in excess of certain thresholds above the budgeted mounts and for a delay in providing 2007 budgets. Management is currently evaluating these claims and the Amsdell Companies claim that the Company is not entitled to management fees during the period of breach.

12.  RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

Interest rate swaps are used to reduce the portion of total debt that is subject to variable interest rates. An interest rate swap requires the Company to pay an amount equal to a specific fixed rate of interest times a notional principal amount and entitles the Company to receive in return an amount equal to a variable rate of interest times the same notional amount. No other cash payments are made unless the contract is terminated prior to its maturity, in which case the contract would likely be settled for an amount equal to its fair value. The Company enters into contracts of this nature with major financial institutions to minimize counterparty credit risk. As of December 31, 2006, the Company had not entered into any contracts of this nature.

The Predecessor had an interest rate swap that was undesignated during 2004 and did not qualify for hedge accounting treatment; therefore, the swap was recorded at fair value and the related gains or losses were recorded in the statement of operations. The amount recognized as a reduction to interest expense due to changes in fair value was approximately $0.1 million during the year ended December 31, 2004. The swap matured on August 16, 2004.

13.  SHARE-BASED COMPENSATION PLANS

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

Under the Plan, the Compensation Committee determines the vesting schedule of each share award and option. At the closing of the IPO, the newly appointed non-employee members of the Board of Trustees were granted restricted share awards pursuant to the Plan as a one-time payment for joining the Board and as an advance for service to be provided for the remainder of 2004 and 2005. Concurrently with the closing of the IPO, the Company also granted options under the Plan to certain of its employees and executive officers to purchase an aggregate of 950,000 common shares. The options granted to executive officers vest ratably over a three-year period, one-third per year on each of the first three anniversaries of the grant date. The options granted to other employees of the Company vest evenly over a three year period, one-third per year on each of the third, fourth and fifth anniversaries of the grant date. The exercise price for options is equivalent to the fair market value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2004 and 2006 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2004	2006
Risk-free interest rate	4.4%	5.0%
Expected dividend yield	7.0%	6.3%
Volatility	26.3%	20.3%
Weighted average expected life of the options	6.5 years	7.5 years
Weighted average fair value of options granted	$1.90	$2.10

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. The Company determined the volatility for the 2004 grants by comparing a 100-day period of volatility of industry competitors in June 2004. Volatility for the 2006 grants was based on the trading history of the Company’s shares.

In 2006, 2005 and 2004, the Company recognized compensation expense related to options issued to employees and executives of approximately $0.4 million, $0.5 million and $0.1 million, respectively, which was recorded primarily in general and administrative expense. As of December 31, 2006, the Company had approximately $1.8 million of unrecognized compensation cost related to unvested stock options that will be recorded over the next four years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2006 and 2005, respectively, and the period from October 21, 2004 through December 31, 2004:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at January 1, 2004	—	$—
Options granted	950,000	16.00	10.00
Options canceled	11,500	16.00	—
Options exercised	—	—	—
Balance at December 31, 2004	938,500	16.00	9.83
Options granted	—	—	—
Options canceled	39,500	16.00	—
Options exercised	—	—	—
Balance at December 31, 2005	899,000	16.00	8.83
Options granted	867,500	18.38	10.00
Options canceled	(301,333)	16.00	—
Options exercised	(186,667)	16.00	8.36
Balance at December 31, 2006	1,278,500	$17.62	8.92

Vested or expected to Vest at December 31, 2006	1,193,500	$17.62	8.92
Exercisable at December 31, 2006	133,333	$16.00	7.83

At December 31, 2006, the aggregate intrinsic value of options outstanding, vested or expected to vest and exercisable was $3.8 million, $3.5 million and $0.6 million, respectively.

Restricted Shares

Throughout 2006, restricted shares were granted to certain employees.  The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 74,000 restricted shares were issued during 2006 for which the fair value of the restricted shares at their respective grant dates was approximately $1.3 million.  As of December 31, 2006 the Company had approximately $1.2 million of remaining unrecognized compensation costs related to 2006 restricted share issuances that will be recognized over the next five years.

On December 22, 2005, 163,677 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units, entitling the holders thereof to receive common shares at a future date. Holders of the deferred share units are not entitled to any of the rights of a shareholder with respect to the deferred share units unless and until the common shares relating to the deferred share unit award have been delivered to such holder. However, the holders of the deferred share units are entitled to receive dividend equivalent payments, upon the Company’s payment of a cash dividend on outstanding common shares.

The shares were equally divided between time-vesting shares and market-based shares with values of $20.62 and $13.82 per share, respectively.   The fair value of the restricted share units at grant date was approximately $3.0 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the market-based shares. The time-vesting shares vest ratably over a five-year period, one-fifth per year on each of the first five anniversaries of the grant date. The market-based shares vest ratably over a five-year period, one-fifth per year on each of the first five anniversaries of the grant date if the average annual total shareholder return for the Company equals or exceeds ten percent. Additionally, any market-based shares that do not vest on a previous anniversary will vest on a subsequent anniversary date if the average annual total shareholder return from grant date equals or exceeds ten percent. Certain restricted share units awarded to the former Chief Executive Officer vest upon his retirement from the Company and since he reached the retirement age set forth in his award agreement prior to December 31, 2005, Robert J. Amsdell’s 72,745 restricted shares, valued at approximately $1.5 million, were recognized as share compensation expense in 2005.  During 2006, certain unvested shares vested early related to the termination of several executives under the terms of their respective employment agreements.  Accordingly, the Company recognized the related compensation expense in 2006.  As of December 31, 2006 the Company had no remaining unrecognized compensation cost related to the December 22, 2005 restricted share units.

The fair value for restricted share units granted in 2005 was estimated at the time the units were granted. Awards that contain a market feature were valued using a Monte Carlo-pricing model applying the following weighted average assumptions:

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

Pursuant to the terms of the Deferred Trustees Plan, under the equity incentive plan, certain Trustees elected to receive their Board of Trustee fees in 2005 and 2006 in the form of deferred share units. On December 31, 2006 an aggregate of 8,564 deferred share units were granted to those Trustees and were valued at $20.55 per share and on December 31, 2005 and aggregate of 3,876 deferred share units were granted and were valued at $21.05 per share.

During 2004, there were an aggregate of 20,315 restricted shares granted to our Trustees. The restricted shares were granted on October 27, 2004 and were valued at a price of $16.00 per share. The value of the restricted shares was recognized as compensation expense over the vesting or service period during 2004 and 2005.

In 2006, 2005 and 2004, the Company recognized compensation expense related to restricted shares and restricted share units issued to employees and Trustees of approximately $0.7 million, $1.7 million and $2.4 million, respectively, and these amounts were recorded in general and administrative expense. Included in compensation expense for 2005 is approximately $1.5 million which represents the vested portion of the fair value of the restricted share units granted of 163,677 at a range of $13.82 to $20.62 per restricted share units to certain members of the Company’s management team. The restricted share compensation expense in 2004 represents the fair value of the restricted share units granted of 146,875 at $16.00 per restricted share unit to certain members of the Company’s management team at consummation of the IPO. The 2004 units did not have any vesting or forfeiture requirements.

The following table presents non-vested restricted share activity during 2006:

Number of Non-
Vested Restriced
Shares
Non-Vested at January 1, 2006	90,932
Granted	74,301
Vested	(26,431)
Forfeited	(33,948)
Non-Vested at December 31, 2006	104,854

14.  EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	Year Ended	Year Ended	For the Period
	December 31,	December 31,	October 21, 2004
	2006	2005	to December 31, 2004
	(Dollars and shares in thousands, except per share amounts)

Income (loss) from continuing operations	(8,551)	1,357	(29,909)
Income from discontinued operations	—	211	—
Net income (loss) attributable to common shares	$(8,551)	$1,568	$(29,909)

Weighted-average shares outstanding	57,287	42,120	37,478
Share options and restricted share units (1)	—	83	—
	57,287	42,203	37,478

Income (loss) per Common Share:
Continuing operations	$(0.15)	$0.04	$(0.80)
Discontinued operations	—	—	—
	$(0.15)	$0.04	$(0.80)

(1) For the year ended December 31, 2006 and the period October 21, 2004 through December 31, 2004, the potentially dilutive shares of approximately 121,000 and 66,000, respectively, were not included in the earnings per share calculation as their effect is antidilutive. For the year ended 2005, the potentially dilutive shares of 45,467 were not included in the earnings per share calculation as the shares were based on meeting market conditions that had not occurred as of December 31, 2005.

The operating partnership units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An operating partnership unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis beginning on October 27, 2005. Outstanding minority interest units in the operating partnership were 5,198,855 as of December 31, 2006. There were 57,335,490 common shares outstanding as of December 31, 2006. The outstanding common shares as of December 31, 2006, exclude 85,185 of deferred share units granted to certain members of the Company’s management team (see Note 13) which are treated as outstanding basic shares for computational purposes of earnings per share.

15.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded at December 31, 2006 or 2005. The Company had a net deferred tax asset of $0.3 million and $0.1 million, which are included in other assets, as of December 31, 2006 and 2005, respectively. The Company believes it is more likely than not the tax asset will be realized.

	December 31,
	2006	2005
	(in millions)

Income tax provision
Current U.S. federal	$-	$-
Deferred U.S. federal	(0.2)	-
Income tax provision	$(0.2)	$-

Effective income tax rate
Statutory federal income tax rate	34%	34%
State and local income taxes	3%	9%
Effective income tax rate	37%	43%

	December 31,
	2006		2005
	Assets	Liabilities	Assets	Liabilities
Deferred taxes share based compensation	$0.8	$0.8	$1.6	$1.6
Other	0.3	—	0.1	—
Deferred taxes	$1.1	$0.8	$1.7	$1.6

16.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During 2005, the Company acquired 146 self-storage facilities for an aggregate purchase price of approximately $547.9 million and sold four of the facilities acquired in 2005 for approximately $6.2 million and consolidated four other facilities resulting in a net addition of 138 facilities in 2005. During 2006, the Company acquired 60 self-storage facilities for an aggregate purchase price of approximately $362.4 million.

In October 2005, the Company completed a follow-on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ option) at an offering price of $20.35 per share, for gross proceeds of $400.2 million. The offering resulted in net proceeds to the Company, after deducting underwriting discount and commissions and expenses of the offering, of approximately $378.7 million.

The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions, dispositions and related financing activity (including the issuance of common shares) that occurred subsequent to January 1, 2005 as if each had occurred on January 1, 2005.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2006 and 2005 based on the assumptions described above:

	2006	2005
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$223,667	$217,095
Pro forma net loss	(11,809)	(1,288)
Earnings (loss) per common share
Basic — as reported	$(0.15)	$0.04
Basic — as pro forma	$(0.21)	$(0.02)
Diluted — as reported	$(0.15)	$0.04
Diluted — as pro forma	$(0.21)	$(0.02)

17.  ASSET IMPAIRMENT AND INSURANCE RECOVERY

As a result of hurricanes that occurred during the third quarter of 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated undiscounted future cash flows did not support the carrying value of the assets. The Company expected that insurance proceeds from its comprehensive insurance for property damage would satisfy the entire loss incurred, and in 2005 appropriately recorded the impairment charge and an offsetting insurance recovery of $2.3 million, of which $0.5 million was received in October 2005. The related insurance receivable was included in other assets as of December 31, 2005, and the asset impairment charge and related insurance recovery were presented net in operating expenses for the year ended December 31, 2005.  During 2006, insurance proceeds were sufficient to cover the insurance receivable and there is no balance remaining as of December 31, 2006.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2006 and 2005 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
	(as restated,	(as restated,	(as restated,
	see below)	see below)	see below)
Total revenues	$48,210	$53,390	$56,406	$55,106
Total operating expenses	$39,175	$41,166	$46,090	$47,507
Net income (loss)	$(1,625)	$724	$(1,962)	$(5,688)
Basic and diluted earnings (loss) per share	$(0.03)	$0.01	$(0.03)	$(0.10)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(as restated)	(as restated)	(as restated)	(as restated)

Total revenues	$29,587	$33,656	$41,175	$43,190
Total operating expenses	$21,909	$24,054	$29,284	$38,729
Net income (loss)	$1,363	$1,952	$1,428	$(3,175)
Basic and diluted earnings (loss) per share	$0.04	$0.05	$0.04	$(0.06)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005
	(previously	(previously	(previously	(previously
	reported)	reported)	reported)	reported)
Total revenues	$29,715	$33,784	$41,303	$43,319
Net income (loss)	$1,617	$2,204	$1,665	$(2,709)
Basic and diluted earnings (loss) per share	$0.04	$0.06	$0.04	$(0.05)

	Previously		As
	Reported	Adjustment	Restated
Restatements related to the Company	(in thousands)

For the three months ended March 31, 2006
Statement of Operations
Rental income	$45,027	$(33)	$44,994
Other — related party	$-	$115	$115
Total revenues	$48,128	$82	$48,210
Property operating expenses	$18,860	$57	$18,917
Total operating expenses	$39,118	$57	$39,175
Operating income	$9,010	$25	$9,035
Loan procurement amortization expense	$(395)	$(67)	$(462)
Total other expense	$(10,742)	$(67)	$(10,809)
Loss before minority interest	$(1,732)	$(42)	$(1,774)
Minority interests	$145	$4	$149
Net loss	$(1,587)	$(38)	$(1,625)

	Previously		As
	Reported	Adjustment	Restated
Restatements related to the Company	(in thousands, except per share data)

For the three months ended June 30, 2006
Statement of Operations
Rental income	$48,822	$852	$49,674
Other — related party	$—	$98	$98
Total revenues	$52,440	$950	$53,390
Property operating expenses	$20,954	$61	$21,015
Total operating expenses	$41,105	$61	$41,166
Operating income	$11,335	$889	$12,224
Loan procurement amortization expense	$(447)	$(67)	$(514)
Total other expense	$(11,367)	$(67)	$(11,434)
Income (loss) before minority interests	$(32)	$822	$790
Minority interests	$2	$(68)	$(66)
Net income (loss)	$(30)	$754	$724
Diluted earnings (loss) per share	$(0.00)	$0.01	$0.01

	Previously		As
	Reported	Adjustment	Restated
Restatements related to the Company	(in thousands)

For the three months ended September 30, 2006
Statement of Operations
Rental income	$52,562	$(126)	$52,436
Other — related party	$—	$126	$126
Property operating expenses	$21,978	$23	$22,001
Total operating expenses	$46,067	$23	$46,090
Operating income	$10,339	$(23)	$10,316
Loss before minority interests	$(2,117)	$(23)	$(2,140)
Minority interests	$176	$2	$178
Net loss	$(1,941)	$(21)	$(1,962)

19.  SUBSEQUENT EVENTS

In January 2007, through two separate transactions, the Company completed the acquisition of three self-storage facilities for an aggregate purchase price of $19.4 million and funded the purchases with borrowings under the revolving credit facility and from working capital.

U-STORE-IT

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

DECEMBER 31, 2006

(in thousands)

					Gross Carrying Amount
		Initial Cost			at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Mobile I, AL		149	1,429	604	225	1,956	2,182	560	1997
Mobile II, AL	(A)	226	2,524	815	301	3,264	3,565	1,127	1997
Mobile III, AL		167	1,849	269	237	2,048	2,285	517	1998
Chandler, AZ		327	1,257	202	327	1,458	1,786	114	2005
Glendale, AZ		201	2,265	829	418	2,877	3,295	639	1998
Green Valley, AZ	(B)	298	1,153	80	298	1,232	1,530	94	2005
Mesa, AZ		920	2,739	64	921	2,802	3,723	152	2006
Mesa, AZ		731	2,176	87	731	2,264	2,995	123	2006
Mesa, AZ		706	2,101	79	706	2,180	2,886	119	2006
Phoenix, AZ		1,134	3,376	104	1,135	3,480	4,615	188	2006
Phoenix, AZ		756	2,251	103	756	2,354	3,111	126	2006
Scottsdale, AZ		443	4,879	1,533	883	5,972	6,855	1,317	1998
Tempe, AZ	(A)	749	2,159	61	749	2,220	2,970	170	2005
Tucson I, AZ		188	2,078	743	384	2,625	3,009	582	1998
Tucson II, AZ		188	2,078	824	391	2,699	3,090	579	1998
Tucson, AZ	(C)	711	2,736	45	711	2,781	3,492	219	2005
Tucson, AZ	(C)	532	2,048	84	533	2,132	2,665	169	2005
Tucson, AZ	(C)	674	2,595	103	675	2,697	3,372	213	2005
Tucson, AZ	(C)	515	1,980	110	515	2,090	2,605	165	2005
Tucson, AZ	(C)	440	1,692	115	440	1,807	2,247	143	2005
Tucson, AZ	(C)	670	2,576	109	670	2,684	3,354	211	2005
Tucson, AZ	(C)	589	2,265	66	589	2,331	2,920	185	2005
Tucson, AZ	(C)	724	2,786	103	725	2,889	3,614	225	2005
Tucson, AZ	(C)	424	1,633	45	425	1,678	2,103	135	2005
Tucson, AZ	(C)	439	1,689	65	439	1,753	2,193	139	2005
Tucson, AZ	(C)	671	2,582	133	672	2,714	3,386	210	2005
Tucson, AZ	(C)	587	2,258	84	587	2,341	2,929	183	2005
Tucson, AZ	1,217	540	2,076	130	540	2,206	2,746	170	2005
Tucson, AZ	1,322	707	2,721	55	708	2,775	3,483	220	2005
Apple Valley I, CA	(D)	140	1,570	1,437	476	2,670	3,147	557	1997
Apple Valley II, CA	(E)	160	1,787	1,119	431	2,635	3,066	596	1997
Benicia, CA		2,392	7,028	42	2,392	7,070	9,463	437	2005
Bloomington I, CA		42	463	388	100	793	893	196	1997
Bloomington II, CA		54	604	412	144	926	1,070	205	1997
Cathedral City, CA		2,194	10,046	42	2,195	10,087	12,282	496	2006
Citrus Heights, CA	(C)	1,633	4,793	42	1,634	4,834	6,468	392	2005
Diamond Bar, CA		2,522	7,404	133	2,524	7,535	10,059	607	2005
Fallbrook, CA	(F)	133	1,492	1,398	432	2,590	3,023	523	1997
Hemet, CA	(D)	125	1,396	1,248	417	2,353	2,769	491	1997
Highland, CA	(D)	215	2,407	1,783	582	3,823	4,405	857	1997
Highland, CA		1,277	5,847	51	1,277	5,898	7,175	290	2006
Lancaster, CA	(E)	390	2,247	839	556	2,920	3,476	636	2001
Long Beach, CA		3,138	14,368	145	3,138	14,513	17,652	712	2006
Murrieta, CA		1,883	5,532	144	1,903	5,656	7,559	350	2005
North Highlands, CA	(C)	868	2,546	42	868	2,588	3,456	210	2005
Ontario, CA		292	3,289	1,747	688	4,640	5,328	930	1998
Orangevale, CA	(C)	1,423	4,175	41	1,423	4,216	5,639	343	2005
Palm Springs, CA		1,565	7,164	82	1,566	7,245	8,811	355	2006
Palm Springs, CA		2,131	9,758	72	2,132	9,829	11,961	483	2006

SCHEDULE III, continued

					Gross Carrying Amount
		Initial Cost			at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Pleasanton, CA		2,799	8,222	28	2,799	8,250	11,049	510	2005
Rancho Cordova, CA	(C)	1,094	3,212	65	1,095	3,277	4,372	264	2005
Redlands, CA	(F)	196	2,192	1,049	449	2,988	3,437	751	1997
Rialto, CA		277	3,098	1,559	672	4,263	4,934	1,027	1997
Rialto, CA		899	4,118	74	899	4,192	5,091	205	2006
Riverside I, CA		42	465	515	141	882	1,022	190	1997
Riverside II, CA		42	423	334	114	685	799	155	1997
Riverside III, CA		91	1,035	957	310	1,773	2,083	345	1998
Riverside, CA		1,351	6,183	60	1,351	6,243	7,594	307	2006
Riverside, CA		1,170	5,359	108	1,170	5,467	6,637	267	2006
Roseville, CA	(C)	1,284	3,767	43	1,284	3,809	5,093	308	2005
Sacramento, CA	(C)	1,152	3,380	67	1,152	3,447	4,599	279	2005
Sacramento, CA	(C)	790	2,319	81	791	2,399	3,190	193	2005
Sacramento, CA	(C)	1,406	4,128	43	1,407	4,171	5,578	337	2005
San Bernardino I, CA		67	748	810	217	1,408	1,625	288	1997
San Bernardino II, CA	(F)	152	1,704	1,285	450	2,691	3,141	599	1997
San Bernardino III, CA	(A)	51	572	1,030	182	1,471	1,653	346	1997
San Bernardino IV, CA	(F)	152	1,695	1,584	444	2,987	3,431	782	1997
San Bernardino V, CA	(A)	112	1,251	1,045	306	2,102	2,408	581	1997
San Bernardino VI, CA	(A)	98	1,093	840	242	1,789	2,031	522	1997
San Bernardino, CA	(E)	1,872	5,391	14	1,872	5,406	7,277	555	2005
San Bernardino, CA		783	3,583	117	783	3,699	4,482	180	2006
San Bernardino, CA		1,205	5,518	85	1,205	5,603	6,808	275	2006
San Bernardino, CA		1,475	6,753	129	1,476	6,881	8,357	337	2006
San Bernardino, CA		1,691	7,741	143	1,692	7,882	9,574	385	2006
San Marcos, CA	(G)	775	2,288	29	776	2,316	3,092	187	2005
Santa Ana, CA		1,223	5,600	48	1,223	5,648	6,871	278	2006
Spring Valley, CA		1,178	5,394	215	1,178	5,609	6,788	272	2006
Sun City, CA		140	1,579	882	324	2,277	2,601	476	1998
Temecula I, CA		184	2,038	1,078	435	2,865	3,300	602	1998
Temecula II, CA		476	2,697	11	476	2,708	3,184	422	2003
Thousand Palms, CA		1,493	6,835	144	1,493	6,979	8,472	341	2006
Vista, CA		4,629	13,599	27	4,629	13,626	18,255	843	2005
Vista, CA	(D)	711	4,076	1,985	1,118	5,654	6,772	1,133	2001
Walnut, CA		1,578	4,635	84	1,595	4,702	6,297	291	2005
West Sacramento, CA		1,222	3,590	32	1,222	3,622	4,844	224	2005
Westminister, CA	(G)	1,740	5,142	94	1,743	5,233	6,976	422	2005
Yucaipa, CA	(F)	198	2,221	1,417	525	3,311	3,836	751	1997
Aurora, CO		736	1,637	199	736	1,836	2,572	129	2005
Aurora, CO		352	783	137	352	920	1,272	63	2005
Aurora, CO		752	3,066	95	753	3,160	3,913	168	2006
Boulder, CO	(H)	1,005	4,095	176	1,005	4,271	5,276	164	2006
Boulder, CO	(H)	2,556	10,416	74	2,556	10,489	13,046	408	2006
Boulder, CO	(H)	1,370	5,581	90	1,370	5,671	7,041	220	2006
Boulder, CO	(H)	2,102	8,563	74	2,102	8,637	10,739	336	2006
Centennial, CO	(C)	1,268	2,820	113	1,268	2,932	4,201	238	2005
Colorado Springs, CO		771	1,717	101	771	1,818	2,589	131	2005
Colorado Springs, CO	2,036	657	2,674	42	656	2,717	3,373	67	2006
Denver, CO		1,105	2,459	57	1,105	2,516	3,621	183	2005
Denver, CO	(C)	878	1,953	67	879	2,019	2,898	167	2005
Denver, CO	(C)	1,343	2,986	149	1,343	3,134	4,478	258	2005
Denver, CO		673	2,741	84	674	2,825	3,499	151	2006
Denver, CO		732	2,982	102	733	3,083	3,816	165	2006
Englewood, CO		981	2,183	95	981	2,278	3,259	165	2005

SCHEDULE III, continued

					Gross Carrying Amount
		Initial Cost			at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Golden, CO	(C)	1,683	3,744	185	1,684	3,929	5,613	317	2005
Littleton, CO		1,121	2,495	95	1,121	2,590	3,711	189	2005
Northglenn, CO	(C)	862	1,917	97	862	2,013	2,876	166	2005
Bloomfield, CT		78	880	2,182	360	2,781	3,140	590	1997
Branford, CT		217	2,433	1,088	504	3,233	3,738	930	1995
Bristol, CT	(E)	1,819	3,161	34	1,819	3,195	5,014	340	2005
East Windsor, CT	(A)	744	1,294	104	744	1,398	2,143	148	2005
Enfield, CT	(D)	424	2,424	276	473	2,651	3,124	855	2001
Gales Ferry, CT		240	2,697	1,283	489	3,731	4,220	1,148	1995
Manchester, CT	(D)	540	3,096	247	563	3,320	3,883	1,017	2002
Manchester, CT	(E)	996	1,730	31	996	1,761	2,756	188	2005
Milford, CT		87	1,050	1,003	274	1,866	2,140	462	1994
Monroe, CT	(E)	2,004	3,483	139	2,004	3,622	5,627	384	2005
Mystic, CT		136	1,645	1,628	410	2,999	3,409	747	1994
Newington, CT	(E)	1,059	1,840	40	1,059	1,880	2,939	199	2005
Newington, CT	(E)	911	1,584	49	911	1,633	2,545	173	2005
Old Saybrook, CT	(E)	3,092	5,374	191	3,092	5,564	8,657	589	2005
Old Saybrook, CT	(E)	1,135	1,973	107	1,135	2,080	3,215	218	2005
South Windsor, CT		90	1,127	953	272	1,898	2,170	471	1994
Stamford, CT	(E)	1,941	3,374	41	1,941	3,415	5,356	363	2005
Boca Raton, FL	(F)	529	3,054	1,436	813	4,206	5,019	1,084	2001
Boynton Beach, FL	(E)	667	3,796	1,565	958	5,070	6,028	1,340	2001
Bradenton, FL		1,931	5,561	157	1,931	5,718	7,649	636	2004
Bradenton, FL		1,180	3,324	43	1,180	3,367	4,547	379	2004
Cape Coral, FL	(F)	472	2,769	2,216	830	4,627	5,457	1,190	2000
Dania Beach, FL		3,584	10,324	253	3,584	10,577	14,161	1,186	2004
Dania, FL		205	2,068	1,233	481	3,025	3,506	766	1994
Davie, FL	(D)	1,268	7,183	580	1,373	7,658	9,031	2,032	2001
Deerfield Beach, FL	(A)	946	2,999	1,787	1,311	4,421	5,732	777	1998
DeLand, FL		113	1,258	720	286	1,805	2,091	365	1998
Delray Beach, FL	(A)	798	4,539	559	883	5,013	5,896	1,514	2001
Fernandina Beach, FL		189	2,111	3,284	523	5,062	5,584	1,157	1996
Ft. Lauderdale, FL	(D)	937	3,646	2,186	1,384	5,386	6,769	984	1999
Ft. Myers, FL	(A)	303	3,329	307	328	3,610	3,939	1,106	1998
Gulf Breeze, FL		2,035	5,863	29	2,035	5,892	7,928	378	2005
Jacksonville, FL		1,862	5,362	17	1,862	5,378	7,241	324	2005
Lake Worth, FL	(F)	183	6,597	5,081	183	11,678	11,861	3,524	1998
Lakeland I, FL	(A)	81	896	903	256	1,624	1,880	551	1994
Lakeland II, FL		49	551	436	103	933	1,036	276	1996
Leesburg, FL		96	1,079	710	214	1,671	1,885	489	1997
Lutz, FL		901	2,478	38	901	2,516	3,417	285	2004
Lutz, FL		992	2,868	37	992	2,905	3,897	327	2004
Margate I, FL	(A)	161	1,763	1,451	399	2,976	3,375	760	1994
Margate II, FL		132	1,473	1,580	383	2,802	3,185	632	1996
Merrit Island, FL	(A)	716	2,983	411	796	3,314	4,110	797	2000
Miami I, FL	(D)	179	1,999	1,539	484	3,233	3,717	911	1995
Miami II, FL		188	2,052	634	286	2,587	2,874	784	1994
Miami III, FL	(E)	253	2,544	1,253	561	3,489	4,050	916	1994
Miami IV, FL		193	2,174	1,677	516	3,528	4,044	1,007	1995
Miami V, FL		193	2,165	868	364	2,861	3,226	775	1995
Miami, FL		4,577	13,185	82	4,577	13,267	17,844	851	2005
Naples I, FL		90	1,010	2,227	270	3,057	3,327	761	1996
Naples II, FL	(E)	148	1,652	4,107	558	5,350	5,907	1,134	1997

SCHEDULE III, continued

					Gross Carrying Amount
		Initial Cost			at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Naples III, FL	(A)	139	1,561	3,552	598	4,654	5,252	1,471	1997
Naples IV, FL		262	2,980	405	407	3,239	3,647	794	1998
Ocala, FL		55	558	496	155	954	1,109	240	1994
Ocoee, FL		1,286	3,705	58	1,286	3,763	5,050	324	2005
Orange City, FL		1,191	3,209	50	1,191	3,259	4,450	366	2004
Orlando, FL		187	2,088	420	240	2,455	2,695	870	1997
Orlando, FL	(A)	1,030	2,968	153	1,030	3,121	4,152	272	2005
Orlando, FL		1,209	7,768	14	1,209	7,782	8,991	189	2006
Oviedo, FL		440	2,824	66	440	2,890	3,330	69	2006
Pembroke Pines, FL	(D)	337	3,772	2,496	953	5,652	6,605	1,220	1997
Royal Palm Beach, FL	(F)	205	2,148	2,587	741	4,199	4,940	1,460	1994
Sanford, FL		453	2,911	16	453	2,927	3,380	71	2006
Sarasota, FL	(A)	333	3,656	1,020	529	4,480	5,009	1,276	1998
St. Augustine, FL		135	1,515	2,982	383	4,248	4,632	983	1996
Stuart I, FL		154	1,726	1,102	319	2,663	2,982	810	1997
Stuart II, FL	(E)	324	3,625	2,288	685	5,553	6,237	1,251	1997
Tampa I, FL		124	1,252	371	220	1,527	1,747	456	1994
Tampa II, FL		330	1,887	428	330	2,315	2,645	663	2001
Tampa, FL	(E)	1,589	4,576	17	1,589	4,593	6,181	413	2005
Vero Beach, FL		159	1,783	356	259	2,039	2,298	542	1998/1997
West Palm Beach, FL	2,425	719	3,420	1,424	835	4,728	5,563	1,394	2001
West Palm Beach, FL		2,129	8,671	155	2,129	8,826	10,955	1,133	2004
Alpharetta, GA	(F)	806	4,720	827	967	5,386	6,353	1,840	2001
Austell, GA		1,635	4,711	59	1,643	4,761	6,405	102	2006
Decatur, GA		616	6,776	(421)	616	6,355	6,971	1,683	1998
Norcross, GA	(D)	514	2,930	625	632	3,436	4,069	927	2001
Peachtree City, GA	1,787	435	2,532	502	529	2,940	3,469	807	2001
Smyrna, GA	(F)	750	4,271	60	750	4,331	5,081	1,394	2001
Addison, IL	(J)	428	3,531	77	428	3,608	4,036	402	2004
Aurora, IL		644	3,652	40	644	3,692	4,336	414	2004
Bartlett, IL		931	2,493	53	931	2,546	3,477	285	2004
Bartlett, IL	(E)	1,126	2,197	70	1,126	2,267	3,393	253	2004
Bellwood, IL	(E)	1,012	5,768	502	1,012	6,270	7,282	1,924	2001
Des Plaines, IL	(J)	1,564	4,327	108	1,564	4,435	5,999	493	2004
Elk Grove Village, IL	(J)	1,446	3,535	151	1,446	3,686	5,132	417	2004
Glenview, IL	(J)	3,740	10,367	93	3,740	10,460	14,200	1,167	2004
Gurnee, IL	(J)	1,521	5,440	136	1,521	5,576	7,097	621	2004
Harvey, IL	(J)	869	3,635	44	869	3,679	4,548	413	2004
Joliet, IL	(J)	547	4,704	50	547	4,754	5,301	533	2004
Lake Zurich, IL	(J)	2,102	2,187	65	2,102	2,252	4,354	250	2004
Lombard, IL	(J)	1,305	3,938	487	1,305	4,425	5,730	463	2004
Mount Prospect, IL	(J)	1,701	3,114	63	1,701	3,177	4,878	354	2004
Mundelein, IL	(J)	1,498	2,782	66	1,498	2,848	4,346	320	2004
North Chicago, IL	(J)	1,073	3,006	61	1,073	3,067	4,140	345	2004
Plainfield, IL		1,770	1,715	123	1,770	1,838	3,608	204	2004
Plainfield, IL		694	2,000	93	694	2,093	2,787	177	2005
Schaumburg, IL		538	645	78	538	723	1,261	84	2004
Streamwood, IL	(A)	1,447	1,662	87	1,447	1,749	3,196	202	2004
Warrenville, IL	(A)	1,066	3,072	85	1,066	3,157	4,223	260	2005
Waukegan, IL	(J)	1,198	4,363	69	1,198	4,432	5,630	498	2004
West Chicago, IL	(E)	1,071	2,249	93	1,071	2,342	3,413	261	2004
Westmont, IL	(J)	1,155	3,873	37	1,155	3,910	5,065	439	2004
Wheeling, IL	(A)	857	3,213	130	857	3,343	4,200	373	2004

SCHEDULE III, continued

					Gross Carrying Amount
		Initial Cost			at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Wheeling, IL	(J)	793	3,816	171	793	3,987	4,780	441	2004
Woodridge, IL	(J)	943	3,397	49	943	3,446	4,389	387	2004
Indianapolis, IN		641	3,154	(21)	552	3,221	3,774	362	2004
Indianapolis, IN	(A)	406	3,496	100	406	3,596	4,002	400	2004
Indianapolis, IN	(J)	1,871	1,230	63	1,871	1,293	3,164	148	2004
Indianapolis, IN	(J)	669	2,434	65	669	2,499	3,168	287	2004
Indianapolis, IN	(J)	1,229	2,834	37	1,229	2,871	4,100	322	2004
Indianapolis, IN	(J)	2,138	3,633	76	2,138	3,709	5,847	414	2004
Indianapolis, IN	(J)	908	4,755	340	908	5,095	6,003	554	2004
Indianapolis, IN	(J)	887	3,548	98	887	3,646	4,533	406	2004
Indianapolis, IN	(J)	1,133	4,103	97	1,133	4,200	5,333	467	2004
Baton Rouge I, LA		112	1,248	493	208	1,646	1,853	431	1997
Baton Rouge II, LA	(A)	118	1,181	1,105	267	2,137	2,404	638	1997
Baton Rouge III, LA		133	1,487	593	271	1,943	2,213	493	1997
Baton Rouge IV, LA		32	377	124	64	469	533	116	1998
Prairieville, LA		90	1,004	142	90	1,146	1,236	314	1998
Slidell, LA	(D)	188	3,175	1,574	802	4,136	4,937	1,032	2001
Boston, MA	(F)	1,516	8,628	157	1,516	8,785	10,301	2,463	2002
Leominster, MA	(D)	90	1,519	2,278	338	3,549	3,887	801	1998
Baltimore, MD	(E)	1,050	5,997	845	1,173	6,719	7,892	1,986	2001
California, MD		1,486	4,280	52	1,486	4,332	5,818	483	2004
Gaithersburg, MD	6,299	3,124	9,000	81	3,124	9,081	12,205	933	2005
Laurel, MD	(F)	1,409	8,035	3,110	1,928	10,626	12,554	2,628	2001
Temple Hills, MD	(D)	1,541	8,788	1,910	1,800	10,439	12,239	2,676	2001
Grand Rapids, MI	(A)	185	1,821	1,328	325	3,010	3,334	973	1996
Portage, MI		104	1,160	741	237	1,768	2,005	559	1996
Romulus, MI	(A)	308	1,743	569	418	2,202	2,620	510	1997
Wyoming, MI	(A)	191	2,135	938	354	2,910	3,264	988	1996
Biloxi, MS		148	1,652	618	279	2,139	2,418	520	1997
Gautier, MS		93	1,040	19	93	1,059	1,152	328	1997
Gulfport I, MS		128	1,438	807	156	2,217	2,373	591	1997
Gulfport II, MS		117	1,306	510	179	1,755	1,933	477	1997
Gulfport III, MS	(E)	172	1,928	820	338	2,581	2,920	629	1997
Waveland, MS		215	2,481	(482)	392	1,822	2,214	88	1998
Belmont, NC		385	2,196	467	451	2,597	3,048	757	2001
Burlington I, NC	(A)	498	2,837	117	498	2,954	3,452	933	2001
Burlington II, NC		320	1,829	210	340	2,019	2,359	582	2001
Cary, NC	(A)	543	3,097	149	543	3,247	3,789	726	2001
Charlotte, NC	(F)	782	4,429	1,316	1,068	5,460	6,527	1,205	1999
Fayetteville I, NC		156	1,747	714	301	2,316	2,617	645	1997
Fayetteville II, NC	(F)	213	2,301	669	399	2,784	3,183	675	1997
Raleigh, NC		209	2,398	198	296	2,509	2,805	604	1998
Brick, NJ		234	2,762	1,130	485	3,641	4,126	1,020	1994
Clifton, NJ	(A)	4,346	12,520	63	4,346	12,583	16,929	969	2005
Cranford, NJ		290	3,493	1,953	779	4,956	5,736	1,258	1994
East Hanover, NJ		504	5,763	3,318	1,315	8,270	9,585	2,113	1994
Elizabeth, NJ		751	2,164	105	751	2,269	3,020	164	2005
Fairview, NJ		246	2,759	165	246	2,924	3,170	847	1997
Hamilton, NJ		1,885	5,430	49	1,893	5,470	7,363	117	2006
Hoboken, NJ		1,370	3,947	223	1,370	4,169	5,540	306	2005
Jersey City, NJ		397	4,507	2,426	1,010	6,320	7,330	1,623	1994
Linden I, NJ		517	6,008	2,865	1,170	8,220	9,390	1,645	1994
Linden II, NJ		—	2	859	189	672	861	51	1994

SCHEDULE III, continued

		Initial Cost			Gross Carrying Amount at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Morris Township, NJ	(D)	500	5,602	2,388	1,072	7,418	8,490	1,795	1997
Parsippany, NJ		475	5,322	1,869	909	6,757	7,666	1,694	1997
Randolph, NJ	(D)	855	4,872	1,201	1,108	5,820	6,928	1,615	2002
Sewell, NJ	(F)	484	2,766	1,085	706	3,628	4,335	1,021	2001
Albuquerque, NM	(C)	1,039	3,395	144	1,039	3,538	4,578	299	2005
Albuquerque, NM	(C)	1,163	3,801	115	1,163	3,916	5,079	329	2005
Albuquerque, NM	(C)	664	2,171	142	664	2,312	2,977	194	2005
Albuquerque, NM	1,634	519	1,697	124	519	1,821	2,340	153	2005
Albuquerque, NM		915	2,996	94	915	3,090	4,006	167	2006
Carlsbad, NM	(B)	490	1,613	63	491	1,675	2,166	139	2005
Deming, NM	(B)	338	1,114	73	339	1,186	1,525	98	2005
Las Cruces, NM	(B)	611	2,012	86	612	2,097	2,709	174	2005
Lovington, NM	(B)	168	554	42	169	595	764	49	2005
Silver City, NM	(B)	153	504	58	153	562	715	48	2005
Truth or Consequences, NM	(B)	10	34	46	11	80	91	9	2005
Las Vegas, NV		1,851	2,986	65	1,851	3,051	4,902	146	2006
Las Vegas, NV		3,354	5,411	54	3,355	5,464	8,819	261	2006
Endicott, NY		779	838	34	779	872	1,651	93	2005
Jamaica, NY	(D)	2,043	11,658	283	2,043	11,941	13,984	3,662	2001
New Rochelle, NY	(A)	1,673	4,827	72	1,673	4,899	6,572	423	2005
North Babylon, NY	(F)	225	2,514	3,831	568	6,002	6,570	1,503	1998
Riverhead, NY		1,068	1,149	58	1,068	1,207	2,275	129	2005
Southold, NY		2,079	2,238	113	2,079	2,351	4,430	245	2005
Avon, OH		1,012	2,252	62	1,012	2,314	3,326	168	2005
Boardman, OH	(F)	64	745	2,092	287	2,614	2,901	1,191	1980
Brecksville, OH		228	2,545	944	442	3,275	3,717	766	1998
Canton, OH		138	679	101	137	781	918	74	2005
Canton, OH		122	595	85	120	682	802	63	2005
Centerville, OH	(J)	471	3,705	57	471	3,762	4,233	420	2004
Centerville, OH	(E)	332	1,757	40	332	1,797	2,129	202	2004
Cleveland, OH		525	2,592	102	524	2,695	3,219	254	2005
Cleveland, OH		290	1,427	128	289	1,556	1,845	150	2005
Columbus, OH		1,234	3,151	86	1,239	3,232	4,470	74	2006
Dayton, OH		441	2,176	100	440	2,276	2,717	213	2005
Dayton, OH	(E)	323	2,070	47	323	2,117	2,440	238	2004
Euclid I, OH		200	1,053	1,866	317	2,802	3,119	1,298	1988
Euclid II, OH		359	—	1,597	461	1,495	1,956	296	1988
Grove City, OH		1,756	4,485	56	1,761	4,536	6,297	104	2006
Hilliard, OH		1,361	3,476	49	1,366	3,519	4,885	81	2006
Hudson, OH		195	2,198	434	274	2,553	2,827	639	1998
Lakewood, OH		405	854	392	405	1,246	1,651	630	1989
Louisville, OH		257	1,260	65	255	1,327	1,582	127	2005
Marblehead, OH		374	1,843	107	373	1,951	2,324	181	2005
Mason, OH		127	1,419	38	149	1,435	1,584	396	1998
Mentor, OH		206	1,011	1,192	204	2,205	2,409	103	2005
Miamisburg, OH	(J)	375	2,410	92	375	2,502	2,877	280	2004
Middleburg Heights, OH		63	704	1,855	332	2,290	2,622	515	1980
North Canton I, OH		209	846	467	299	1,222	1,522	734	1979
North Canton II, OH		70	1,226	(32)	239	1,025	1,264	188	1983
North Olmsted I, OH		63	704	1,118	214	1,671	1,885	452	1979
North Olmsted II, OH	(F)	290	1,129	1,009	469	1,959	2,428	812	1988
North Randall, OH	(F)	515	2,323	2,758	898	4,698	5,596	1,060	1998
Perry, OH		290	1,427	65	288	1,494	1,782	145	2005

SCHEDULE III, continued

		Initial Cost			Gross Carrying Amount at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Reynoldsburg, OH		1,290	3,295	51	1,295	3,341	4,637	77	2006
Warrensville Heights, OH		525	766	2,812	935	3,168	4,103	617	1980
Westlake, OH		509	2,508	115	508	2,625	3,132	250	2005
Willoughby, OH		239	1,178	77	238	1,256	1,494	122	2005
Youngstown, OH	(A)	67	—	1,635	204	1,499	1,702	770	1977
Levittown, PA	(F)	926	5,296	782	926	6,078	7,004	1,735	2001
Philadelphia, PA	(D)	1,461	8,334	569	1,461	8,904	10,364	3,454	2001
Hilton Head I, SC		129	1,446	6,529	798	7,306	8,104	1,854	1997
Hilton Head II, SC		150	1,767	1,012	320	2,608	2,929	787	1997
Summerville, SC		143	1,643	521	313	1,994	2,307	468	1998
Alcoa, TN	(K)	254	2,113	59	254	2,171	2,425	170	2005
Antioch, TN		588	4,906	97	588	5,003	5,591	279	2005
Cordova, TN	(G)	296	2,482	137	297	2,619	2,915	206	2005
Cordova, TN		429	3,580	46	429	3,625	4,054	134	2006
Knoxville I, TN		99	1,113	89	102	1,199	1,301	339	1997
Knoxville II, TN		117	1,308	147	129	1,443	1,572	390	1997
Knoxville III, TN		182	2,053	546	331	2,451	2,781	571	1998
Knoxville IV, TN		158	1,771	574	310	2,194	2,503	480	1998
Knoxville V, TN		134	1,493	332	235	1,725	1,959	436	1998
Knoxville, TN	(K)	439	3,653	73	440	3,725	4,164	293	2005
Knoxville, TN	(K)	312	2,594	72	312	2,665	2,977	210	2005
Knoxville, TN	(K)	585	4,869	101	586	4,969	5,555	390	2005
Memphis I, TN	(E)	677	3,880	993	677	4,873	5,550	1,373	2001
Memphis II, TN		395	2,276	132	395	2,407	2,803	760	2001
Memphis, TN	(G)	212	1,779	126	213	1,905	2,118	152	2005
Memphis, TN	(G)	160	1,342	94	160	1,436	1,596	115	2005
Memphis, TN	(G)	209	1,753	248	210	2,001	2,210	149	2005
Memphis, TN		462	3,851	194	462	4,045	4,507	145	2006
Memphis, TN		215	1,792	188	215	1,980	2,194	71	2006
Memphis, TN		355	2,959	97	355	3,056	3,411	112	2006
Nashville, TN		405	3,379	146	405	3,525	3,930	195	2005
Nashville, TN		593	4,950	101	593	5,050	5,644	279	2005
Nashville, TN		416	3,469	128	416	3,597	4,013	183	2006
Nashville, TN		992	8,274	96	992	8,371	9,363	426	2006
Austin, TX		2,239	2,038	17	2,239	2,054	4,293	141	2005
Austin, TX		1,030	5,468	80	1,035	5,543	6,578	138	2006
Austin, TX		734	3,894	73	738	3,963	4,701	164	2006
Baytown, TX	(L)	946	863	38	948	900	1,848	74	2005
Bryan, TX	(L)	1,394	1,268	36	1,396	1,302	2,698	108	2005
College Station, TX	(I)	812	740	31	813	769	1,583	61	2005
Dallas, TX		2,475	2,253	51	2,475	2,304	4,779	158	2005
Denton, TX	2,096	553	2,936	58	569	2,978	3,547	63	2006
El Paso, TX	(C)	1,983	1,805	82	1,984	1,886	3,870	148	2005
El Paso, TX	(C)	1,319	1,201	57	1,320	1,257	2,577	97	2005
El Paso, TX	(C)	2,408	2,192	84	2,409	2,275	4,684	175	2005
El Paso, TX	(C)	2,073	1,888	101	2,074	1,988	4,063	152	2005
El Paso, TX	(B)	1,758	1,617	22	1,761	1,636	3,397	126	2005
El Paso, TX	(B)	660	607	46	662	652	1,314	51	2005
El Paso, TX	(B)	563	517	39	565	555	1,120	43	2005
Fort Worth, TX		1,253	1,141	32	1,253	1,173	2,426	80	2005
Fort Worth, TX		868	4,607	40	874	4,641	5,515	194	2006
Frisco, TX	(A)	1,093	3,148	23	1,093	3,171	4,264	273	2005
Frisco, TX	3,513	1,564	4,507	38	1,564	4,545	6,109	391	2005

SCHEDULE III, continued

		Initial Cost			Gross Carrying Amount at December 31, 2006

				Costs
	Encum-		Building and	Subsequent to		Building and		Accumulated	Year Acquired /
Description	brances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	Developed
Frisco, TX		1,147	6,088	45	1,154	6,127	7,280	256	2006
Garland, TX		862	4,578	16	862	4,594	5,456	58	2006
Garland, TX	3,334	751	3,984	62	767	4,031	4,797	84	2006
Greenville, TX		1,848	1,682	32	1,848	1,714	3,562	118	2005
Greenville, TX		1,337	1,217	21	1,337	1,238	2,575	86	2005
Houston, TX	(L)	1,420	1,296	86	1,422	1,380	2,803	112	2005
Houston, TX	(L)	1,510	1,377	119	1,512	1,494	3,006	120	2005
Houston, TX	561	575	524	73	576	596	1,172	46	2005
Houston, TX	(I)	960	875	66	961	940	1,901	73	2005
Houston, TX	4,583	1,153	6,122	94	1,156	6,213	7,369	103	2006
Keller, TX	2,660	890	4,727	26	890	4,753	5,643	218	2006
La Porte, TX	(L)	842	761	86	843	846	1,689	68	2005
Lewisville, TX	1,905	476	2,525	75	492	2,584	3,076	54	2006
Mansfield, TX		837	4,443	42	843	4,478	5,322	187	2006
McKinney, TX	1,404	1,632	1,486	53	1,634	1,537	3,171	98	2005
McKinney, TX	4,367	855	5,076	34	857	5,108	5,965	235	2006
North Richland Hills, TX		2,252	2,049	18	2,252	2,067	4,319	142	2005
Roanoke, TX		1,337	1,217	38	1,337	1,255	2,592	87	2005
San Antonio, TX		2,895	2,635	12	2,895	2,647	5,542	170	2005
San Antonio, TX		1,047	5,558	17	1,052	5,570	6,622	70	2006
Sherman, TX	1,634	1,904	1,733	38	1,906	1,770	3,676	114	2005
Sherman, TX	1,952	1,337	1,217	25	1,337	1,242	2,579	80	2005
Spring, TX		580	3,081	17	580	3,099	3,679	142	2006
Murray, UT	(C)	3,847	1,017	110	3,848	1,126	4,974	89	2005
Murray, UT	(C)	1,182	312	72	1,182	383	1,566	29	2005
Murray, UT	(C)	965	255	89	965	343	1,309	24	2005
Salt Lake City, UT	(C)	2,695	712	141	2,696	852	3,548	67	2005
Salt Lake City, UT	(C)	2,074	548	117	2,075	664	2,739	51	2005
Fredericksburg, VA		1,680	4,840	66	1,680	4,670	6,350	251	2005
Fredericksburg, VA		1,757	5,062	33	1,758	4,858	6,617	262	2005
Milwaukee, WI	(J)	375	4,333	96	375	4,429	4,804	495	2004
Corporate Office, OH		—	—	4,173	—	4,173	4,173	1,679	1977
Construction in Progress		—	—	1,482	—	1,482	1,482
		339,679	1,226,195	205,518	370,196	1,401,668	1,771,864	205,049

(A) This facility is part of Yasky Loan portfolio, with a balance of $80,000 as of December 31, 2006.

(B) This facility is part of the YSI XXV Loan portfolio, with a balance of $8,304 as of December 31, 2006.

(C) This facility is part of the YSI XX Loan portfolio, with a balance of $71,505 as of December 31, 2006.

(D) This facility is part of the YSI II Loan portfolio, with a balance of $88,400 as of December 31, 2006.

(E) This facility is part of the YSI VI Loan portfolio, with a balance of $80,000 as of December 31, 2006.

(F) This facility is part of the YSI I Loan portfolio, with a balance of $88,362 as of December 31, 2006.

(G) This facility is part of the YSI XXVI Loan portfolio, with a balance of $10,176 as of December 31, 2006.

(H) This facility is part of the YSI XVI Loan portfolio, with a balance of $14,261 as of December 31, 2006.

(I) This facility is part of the YSI XXVIII Loan portfolio, with a balance of $1,712 as of December 31, 2006.

(J) This facility is part of the YSI III Loan portfolio, with a balance of $88,332 as of December 31, 2006.

(K) This facility is part of the YSI XXX Loan portfolio, with a balance of $8,233 as of December 31, 2006.

(L) This facility is part of the YSI XXIX Loan portfolio, with a balance of $4,374 as of December 31, 2006.

(M) Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 40 years.

Activity in real estate facilities during 2006, 2005 and 2004 was as follows (in thousands):

	2006	2005	2004
Storage facilities
Balance at beginning of year	$1,386,786	$851,628	$495,181
Acquisitions & improvements	384,130	564,305	228,500
Dispositions and other	(534)	(30,530)	(725)
Contstruction in progress	1,482	1,383	—
Step up adjustment	—	—	128,672
Balance at end of year	$1,771,864	$1,386,786	$851,628

Accumulated depreciation
Balance at beginning of year	$140,491	$122,473	$99,582
Depreciation expense	64,729	39,949	22,328
Dispositions and other	(171)	(21,931)	563
Balance at end of year	$205,049	$140,491	$122,473

Net Storage facility assets	$1,566,815	$1,246,295	$729,155

The unaudited aggregate costs of storage facility assets for U.S. federal income tax purposes as of

December 31, 2006 is approximately $1,366 million.