Form 10-Q
period 2007-03-31
U-Store-It Trust
filed 2007-05-10
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.)    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 4, 2007
common stock, $.01 par value	57,408,819

U-STORE-IT TRUST

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in our Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required in securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	March 31,	December 31,
	2007	2006
ASSETS
Storage facilities	$1,794,139	$1,771,864
Accumulated depreciation	(221,752)	(205,049)
	1,572,387	1,566,815
Cash and cash equivalents	5,649	19,716
Restricted cash	15,508	14,126
Loan procurement costs—net of amortization	7,132	7,575
Other assets	6,205	6,475
Due from related parties	554	632
Total assets	$1,607,435	$1,615,339

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$107,500	$90,500
Unsecured term loan	200,000	200,000
Mortgage loans and notes payable	586,804	588,930
Accounts payable and accrued expenses	20,994	22,590
Due to related parties	119	336
Distributions payable	18,192	18,197
Deferred revenue	10,429	9,740
Security deposits	632	655
Total liabilities	944,670	930,948

Minority interests	55,009	56,898

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,408,819 and 57,335,490 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	574	573
Additional paid in capital	794,901	794,632
Accumulated deficit	(187,719)	(167,712)
Total shareholders’ equity	607,756	627,493
Total liabilities and shareholders’ equity	$1,607,435	$1,615,339

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2007	2006
		(as restated,
		see note 2)

REVENUES
Rental income	$51,133	$44,994
Other property related income	4,282	3,101
Other—related party	117	115
Total revenues	55,532	48,210
OPERATING EXPENSES
Property operating expenses	23,239	18,917
Property operating expenses—related party	37	20
Depreciation	16,767	14,672
General and administrative	5,888	5,389
General and administrative—related party	101	177
Total operating expenses	46,032	39,175
OPERATING INCOME	9,500	9,035
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,826)	(10,000)
Loan procurement amortization expense	(445)	(462)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,273)
Interest income	115	884
Other	(6)	42
Total other expense	(13,162)	(10,809)
LOSS BEFORE MINORITY INTERESTS	(3,662)	(1,774)
MINORITY INTERESTS	304	149

NET LOSS	$(3,358)	$(1,625)

Basic and diluted loss per share	$(0.06)	$(0.03)

Weighted-average basic and diluted shares outstanding	57,421	57,257

Distributions declared per common share and unit	$0.29	$0.29

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2007	2006
		(as restated, see note 2)
Operating Activities
Net loss	$(3,358)	$(1,625)

Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	17,212	15,134
Equity compensation expense	228	210
Accretion of fair market value of debt	(66)	(213)
Early extinguishment of debt	—	1,273
Minority interests	(304)	(149)
Changes in other operating accounts:
Other assets	348	(2,029)
Accounts payable and accrued expenses	(1,688)	(4,342)
Other liabilities	572	67
Net cash provided by operating activities	$12,944	$8,326

Investing Activities

Acquisitions, additions and improvements to storage facilities	(22,355)	(220,892)
Acquisitions, additions and improvements to storage facilities—related party	—	(26)
Proceeds from sales of assets	—	20
Proceeds from sales of marketable securities	—	114,170
Investment in marketable securities	—	(19,000)
Insurance settlements	—	1,712
Decrease (increase) in restricted cash	(1,382)	958
Net cash used in investing activities	$(23,737)	$(123,058)

Financing Activities
Proceeds from:
Revolving credit facility	21,500	46,000
Short-term financing	—	30,000
Principal payments on:
Revolving credit facility	(4,500)	—
Mortgage loans and notes payable	(2,060)	(2,313)
Short term financing	—	(30,000)
Capital lease obligations	(17)	(12)
Distributions paid to shareholders	(16,627)	(16,624)
Distributions paid to minority partners	(1,570)	(1,507)
Loan procurement costs	—	(945)
Proceeds from exercise of stock options	—	1,465
Net cash from (used in) financing activities	$(3,274)	$26,064

Decrease in cash and cash equivalents	(14,067)	(88,668)

Cash and cash equivalents at beginning of period	19,716	101,679
Cash and cash equivalents at end of period	$5,649	$13,011

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$12,785	$9,644
Supplemental disclosure of noncash activities:
Storage facilities acquired through the assumption of a mortgage loan	$—	$7,072
Other assets and liabilites (net) acquired as part of storage facility acquisitions	$—	$447

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of March 31, 2007, the Company owned 402 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 25.5 million square feet.  The Properties are located in 27 states throughout the United States. All references to building square footage, occupancy percentage, and the number of buildings are unaudited.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2007, owned a 91.7% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  In addition to managing the Properties, the Management Company managed approximately 1.1 million square feet related to facilities owned by related parties as of March 31, 2007. The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  RESTATEMENTS OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In the quarter ended September 30, 2006, the Company early adopted Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”).  As a result of the discovery of the error described above, the Company is restating its previously issued financial statements to reflect, in the appropriate periods, the correction of the errors originally corrected via an adjustment of the Company’s January 1, 2006 accumulated deficit in accordance with SAB 108.

The following is a description of the nature of the errors being corrected in the restatement:

Cash and Cash Equivalents

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 to change the classification of outstanding checks from “Accounts payable and accrued expenses” to “Cash and cash equivalents.”  This adjustment had no effect on the Condensed Consolidated  Statement of Operations.

Auction Rate and Other Marketable Securities

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 to change the classification of approximately $89.8 million of auction rate and approximately $5.4 million of other variable rate demand note securities from “Cash and cash equivalents” to “Marketable Securities.” Auction rate and variable rate demand note securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through an auction mechanism. The definition of a cash equivalent does not include these securities. This adjustment resulted in changes to the opening cash and cash equivalents balance in the Statement of Cash Flows for the three months ended March 31, 2006, and had no effect on the Condensed Consolidated  Statement of Operations.

Restricted Cash

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 to change the classification of certain deposits related to facilities encumbered with mortgage loans from “Cash and cash equivalents” to “Restricted Cash.”  This adjustment resulted in changes to the opening cash and cash equivalents balance in the Statement of Cash Flows for the three months ended March 31, 2006, and had no effect on the Condensed Consolidated  Statement of Operations.

Loan Procurement Costs

The Company adjusted its Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 to reflect a change in amortization period of certain loan procurement costs, associated with debt instruments with increasing interest rates. The loan procurement costs were being amortized over a period inconsistent with the determination of the debt instruments’ interest cost.

Other Assets / Rental Income

The Company adjusted its Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 for adjustments to certain leasing transactions. The misstatement related to the period in which the revenue related to certain tenants had been recognized.

Accounts Payable and Accrued Expense

The Company adjusted its Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 to accrue for utility costs at period end and workers compensation expense that had been understated as a result of erroneous information used to previously calculate the expense.

Related Party Revenue

The Company adjusted its Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 to change the classification of management fee revenue earned through the Company’s management of certain facilities owned by related parties from “Rental income” to “Other-Related party”.

In addition, the Company adjusted its Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 to correct the presentation of the change in accounts payable related to real estate investment as an Investing Activity where it had previously been reported as an Operating Activity, and the Company added a disclosure regarding cash paid for interest, net of interest capitalized.

This table recaps the adjustments described above:

	Previously		As
	Reported	Adjustment	Restated
	(in thousands)
For the three months ended March 31, 2006
Statement of Operations
Rental income	$45,027	$(33)	$44,994
Other—related party	$—	$115	$115
Total revenues	$48,128	$82	$48,210
Property operating expenses	$18,860	$57	$18,917
Total operating expenses	$39,118	$57	$39,175
Operating income	$9,010	$25	$9,035
Loan procurement amortization expense	$(395)	$(67)	$(462)
Total other expense	$(10,742)	$(67)	$(10,809)
Loss before minority interest	$(1,732)	$(42)	$(1,774)
Minority interests	$145	$4	$149
Net loss	$(1,587)	$(38)	$(1,625)
Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(1,587)	$(38)	$(1,625)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$15,067	$67	$15,134
Minority interests	$(145)	$(4)	$(149)
Changes in other operating accounts
Other assets	$(1,947)	$(82)	$(2,029)
Accounts payable and accrued expenses	$(2,635)	$(1,707)	$(4,342)
Net cash provided by operating activities	$10,090	$(1,764)	$8,326
Cash Flows from Investing Activities:
Acquisitions, additions and improvements to storage facilities	$(219,859)	$(1,033)	$(220,892)
Proceeds from sale of marketable securities	$—	$114,170	$114,170
Investment in marketable securities	$—	$(19,000)	$(19,000)
Decrease in restricted cash	$690	$268	$958
Net cash used in investing activities	$(217,463)	$94,405	$(123,058)
Decrease in cash and cash equivalents	$(181,309)	$92,641	$(88,668)
Cash and cash equivalents at beginning of period	$201,098	$(99,419)	$101,679
Cash and cash equivalents at end of period	$19,789	$(6,778)	$13,011

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (Commission File No. 001-32324), as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

4.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of:

	March 31,	December 31,
	2007	2006
	(in thousands)
Land	$374,588	$370,196
Buildings and improvements	1,241,265	1,226,690
Equipment	176,918	173,496
Construction in progress	1,368	1,482
Total	1,794,139	1,771,864
Less accumulated depreciation	(221,752)	(205,049)
Storage facilities—net	$1,572,387	$1,566,815

The carrying value of storage facilities has increased from December 31, 2006 to March 31, 2007, primarily as a result of the acquisition of three self-storage facilities in 2007.

The Company completed the following acquisitions during the period January 1, 2006 to March 31, 2007:

Facility/Portfolio	Acquisition Date	Total Number of Facilities	Purchase Price (000s)
Nashville, TN Portfolio	January 2006	2	$13,100
Dallas, TX Portfolio	January 2006	2	11,500
U-Stor Self Storage Portfolio	February 2006	3	10,800
Sure Save Portfolio	February 2006	24	164,500
Texas Storage Portfolio	March 2006	4	22,500
Nickey Portfolio	April 2006	4	13,600
SecurCare Portfolio	May 2006	4	35,700
Texas Storage Portfolio	June 2006	1	6,500
Jernigan Portfolio	July 2006	9	45,300
U-Stor Self Storage Portfolio	August 2006	1	3,500
Bailes Portfolio	August 2006	3	15,600
In & Out Self Storage Portfolio	August 2006	1	7,600
Texas Storage Portfolio	September 2006	2	12,200
	2006 Total	60	$362,400

Sanford Portfolio	January 2007	1	6,300
Grand Central Portfolio	January 2007	2	13,200
	2007 Total	3	$19,500

	2006 and 2007 Total	63	$381,900

5.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN

As of March 31, 2007, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans, for which the outstanding balance was $307.5 million and was comprised of $200 million of term loan borrowings and $107.5 million of unsecured revolving loans.  As of March 31, 2007, the Company had approximately $142.5 million available under the Company’s credit facility.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grate rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At March 31, 2007, borrowings under the unsecured credit facility had a weighted average interest rate of 6.47%.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

			Effective Interest
	Carrying Value as of:		Rate on
	March 31,	December 31,	March 31,	Maturity
Mortgage Loan	2007	2006	2007	Date
	(in thousands)
YSI XXIII	$1,315	$1,322	5.00%	7/1/2007
YSI XVI	14,168	14,261	6.49%	11/1/2007
YSI XXII	987	993	5.00%	11/1/2007
YSI XXIX	4,338	4,374	5.00%	1/1/2008
YSI XXI	1,208	1,217	5.00%	4/1/2008
Acq IV	2,408	2,425	7.71%	12/1/2008
Acq VI	1,776	1,787	8.43%	8/1/2009
YSI III	87,919	88,332	5.09%	11/11/2009
YSI I	87,956	88,362	5.19%	5/11/2010
YSI IV	6,279	6,299	5.25%	7/1/2010
YSI XXV	8,277	8,304	5.00%	10/1/2010
YSI XXVI	10,120	10,175	5.00%	10/1/2010
Promissory Notes	125	132	5.97%	11/1/2010
YSI II	88,002	88,400	5.33%	1/11/2011
YSI XII	1,625	1,634	5.97%	9/1/2011
YSI XIII	1,396	1,404	5.97%	9/1/2011
YSI VI	80,000	80,000	5.13%	8/1/2012
YASKY	80,000	80,000	4.96%	9/1/2012
YSI XIV	1,941	1,952	5.97%	1/1/2013
YSI VII	3,320	3,334	6.50%	6/1/2013
YSI VIII	1,897	1,905	6.50%	6/1/2013
YSI IX	2,087	2,096	6.50%	6/1/2013
YSI XVII	4,556	4,583	6.32%	7/1/2013
YSI XXVII	558	561	5.59%	11/1/2013
YSI XXX	8,180	8,233	5.59%	11/1/2013
YSI XI	2,646	2,660	5.87%	12/1/2013
YSI V	3,494	3,513	5.25%	1/1/2014
YSI XXVIII	1,703	1,712	5.59%	2/1/2014
YSI X	4,351	4,367	5.87%	1/1/2015
YSI XV	2,026	2,036	6.41%	1/1/2015
YSI XX	70,713	71,050	5.97%	11/1/2015
Unamortized premiums	1,433	1,507
Total mortgage loans and notes payable	$586,804	$588,930

The following table presents the future principal payment requirements on outstanding mortgage loans at March 31, 2007 (in thousands):

2007	$22,778
2008	16,950
2009	94,360
2010	112,428
2011	88,114
2012 and thereafter	250,741
Total mortgage payments	585,371
Plus: Unamortized debt premiums	1,433
Total mortgage indebtedness	$586,804

7.  MINORITY INTERESTS

Operating Partnership minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which, at March 31, 2007 and December 31, 2006, amounted to approximately 8.3%.

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

In conjunction with the National Self Storage acquisition, National Self Storage received 3,674,497 Operating Partnership units. As provided in the partnership agreement of the Operating Partnership, these units are redeemable by the unitholders for cash or, at the Company’s option, common shares, on a one-for-one basis.

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

Acquisition of Facilities

In connection with the IPO, the Company entered into option agreements with Rising Tide Development, a company owned and controlled by Robert J. Amsdell and Barry L. Amsdell to acquire 18 self-storage facilities, consisting, as of March 31, 2007, of 14 facilities owned by Rising Tide Development, one facility which Rising Tide Development has the right to acquire from an unaffiliated third party and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. None of the remaining self-storage facilities that we have the option to purchase met the occupancy requirement as of March 31, 2007. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on

October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s Board of Trustees.  During 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in Operating Partnership units and $10.6 million in cash after a price reduction of $1.7 million of consideration in May 2005. The price reduction resulted from a discovery that the calculation of the March purchase price was not made in accordance with the terms specified in the option agreement, which resulted in the overpayment. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company.

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

Management Services

Effective October 27, 2004, YSI Management LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million for each of the three month periods ended March 31, 2007 and 2006, and are included in other related party revenues. Accounts receivable from Rising Tide Development at March 31, 2007 and December 31, 2006 were each approximately $0.6 million, and are included in due from related parties. These amounts represent expenses paid on behalf of Rising Tide Development by YSI Management LLC and proceeds from the sale of ancillary items that will be reimbursed under standard business terms.

Historically, the Company engaged Amsdell Construction, a company owned by Robert J. Amsdell and Barry L. Amsdell, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction during 2006 was approximately $42,000 (approximately $11,000 for the three months ended March 31, 2006). The Company did not engage Amsdell Construction during 2007.

Corporate Office Leases

During 2005 and 2006, our Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell.  Pursuant to these lease agreements, during 2006 we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by our Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key terms, including the term of each lease agreement, the period for which our Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

Office Space	Approximate Square Footage	Term	Period of Extension Option(1)	Fixed Minimum Rent Per Month	Fixed Maximum Rent Per Month
The Parkview Building — 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	Five-year	$25,673	$31,205
6745 Engle Road — Suite 100	2,212	12/31/2014	Five-year	$3,051	$3,709
6745 Engle Road — Suite 110	1,731	12/31/2014	Five-year	$2,387	$2,901
6751 Engle Road — Suites C and D	3,000	12/31/2014	Five-year	$3,137	$3,771
6779 Engle Road — Suites G and H	3,500	12/31/2008	Five-year	$3,079	$3,347
6745 Engle Road — Suite 120	1,600	4/30/2007	Three-year	$1,800	$1,900
6779 Engle Road — Suites I and J	3,500	(2)	N/A	$3,700	N/A

(1)            Our Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

(2)            In June 2006, our Operating Partnership terminated this lease agreement which had a month-to-month term.

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three months ended March 31, 2007 and 2006 was approximately $0.1 million.

Total future minimum rental payments under the related party lease agreements entered into as of March 31, 2007 are as follows:

Related Party
Amount
(in thousands)

2007	$356
2008	468
2009	453
2010	453
2011	475
2012 and thereafter	1,473
$3,678

Aircraft Lease

The Company chartered an aircraft from Aqua Sun Investments, L.L.C. (“Aqua Sun”), a company owned by Robert J. Amsdell and Barry L. Amsdell. The Company was under contract pursuant to a timesharing agreement to reimburse Aqua Sun at the rate of $1,250 for each hour of use of the aircraft and the payment of certain expenses associated with the use of the aircraft. As described in the paragraph below, effective June 30, 2005 the timesharing agreement was terminated by mutual agreement of the parties thereto and was replaced on July 1, 2005 with a non-exclusive aircraft lease agreement with Aqua Sun (the “Aircraft Lease”). The Company’s independent Trustees approved the terms of, and the entry into, the Aircraft Lease by the Operating Partnership.

The Operating Partnership may lease for corporate use from time to time an airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the Operating Partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated on June 30, 2006. The total amounts incurred for such aircraft charters described above by the Company for the three months ended March 31, 2006 was approximately $0.1 million. No amounts were incurred during 2007.

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist us in establishing certain development protocols and processes. In connection with that assignment, our outside consultant utilized the services of Dean Jernigan’s son-in-law. Our payments for his son-in-law’s services totaled $4,750 in 2006.

The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three months ended March 31, 2006 was approximately $11,000.  No payments were incurred in 2007.

Registration Rights

Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and the “Amsdell Entities” that acquired common shares or Operating Partnership units in the formation transactions which took place at the time of the IPO received certain registration rights. An aggregate of approximately 9.7 million common shares acquired in the formation transactions were subject to a registration rights agreement (including approximately 1.1 million shares issuable upon redemption of approximately 1.1 million Operating Partnership units issued in the formation transactions).

In addition, Rising Tide Development received registration rights with respect to the Operating Partnership units it received in connection with the Company’s acquisition of three option facilities. An aggregate of approximately 0.4 million common shares (which shares are issuable upon redemption of approximately 0.4 million Operating Partnership units issued in connection with the Company’s option exercises) were subject to a registration rights agreement.

In March 2007, the Company filed a Registration Statement on Form S-3 to satisfy all of the abovementioned registration rights.

9.  PRO FORMA FINANCIAL INFORMATION

During 2006, the Company acquired 60 self-storage facilities for an aggregate purchase price of approximately $362.4 million. During 2007, the Company acquired three self-storage facilities for an aggregate purchase price of approximately $19.5 million.

The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity that occurred subsequent to January 1, 2006 as if each had occurred on January 1, 2006.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the three months ended March 31, 2007 and 2006 based on the assumptions described above:

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share data)

Pro forma revenue	$55,532	$54,306
Pro forma net loss	(3,358)	(3,077)
Loss per common share
Basic and diluted—as reported	$(0.06)	$(0.03)
Basic and diluted—as pro forma	$(0.06)	$(0.05)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis gives effect to the restatements discussed in Note 2 to the unaudited condensed consolidated financial statements.

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

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At March 31, 2007 and December 31, 2006, the Company owned 402 and 399 self-storage facilities, respectively, totaling approximately 25.5 and 25.4 million square feet, respectively.

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

The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Illinois and New Jersey provided approximately 19%, 16%, 7% and 6%, respectively, of total revenues for the three months ended March 31, 2007.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the unaudited condensed consolidated  financial statements included in this report. Certain of the accounting policies used in the preparation of these condensed consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at market leases as of March 31, 2007 and December 31, 2006.  Additionally, to date no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

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

Revenue Recognition

Management has determined that all of our leases with tenants are operating leases. Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the lease. The excess of rents recognized over amounts contractually due pursuant to the underlying leases is included in deferred revenue, and contractually due but unpaid rents are included in other assets.

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period.  Compensation expense recorded for the three months ended March 31, 2007 and 2006 was approximately $0.2 million.

Minority Interests

Minority Interests include income allocated to holders of the Operating Partnership units. Income is allocated to the minority interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Operating Partnership units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we present the single net effect of all such allocations for the period as “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Shareholders’ Equity (rather than separately allocating the minority interests for each individual capital transaction).

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for the Company on January 1, 2007.  The adoption of this standard had no impact on the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition activities in 2007 and 2006. At March 31, 2007 and 2006, the Company owned 402 and 374 self-storage facilities and related assets, respectively.

The following table summarizes the acquisitions that the Company completed during the three months ended March 31, 2007:

Facility/Portfolio	Acquisition Date	Total Rentable Square Feet	Number of Units	Occupancy as of March 31, 2007	Total Number of Facilities	Purchase Price (000s)
Sanford Portfolio	January 2007	72,550	593	17.51%	1	$6,300
Grand Central Portfolio	January 2007	166,090	1,474	86.17%	2	13,200
	2007 Total	238,640	2,067		3	$19,500

The acquisitions listed are included in the Company’s results of operation from and after the acquisition date.

A comparison of net loss for the three months ended March 31, 2007 and March 31, 2006 is as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
REVENUES
Rental income	$51,133	$44,994
Other property related income	4,282	3,101
Other—related party	117	115
Total revenues	55,532	48,210
OPERATING EXPENSES
Property operating expenses	23,239	18,917
Property operating expenses—related party	37	20
Depreciation	16,767	14,672
General and administrative	5,888	5,389
General and administrative—related party	101	177
Total operating expenses	46,032	39,175
OPERATING INCOME	9,500	9,035
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,826)	(10,000)
Loan procurement amortization expense	(445)	(462)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,273)
Interest income	115	884
Other	(6)	42
Total other expense	(13,162)	(10,809)
LOSS BEFORE MINORITY INTERESTS	(3,662)	(1,774)
MINORITY INTERESTS	304	149
NET LOSS	$(3,358)	$(1,625)

Comparison of Operating Results for the Three Months Ended March 31, 2007 and March 31, 2006

Total Revenues

Rental income increased from $45.0 million for the three months ended March 31, 2006 to $51.1 million for the three months ended March 31, 2007, an increase of $6.1 million, or 14%. This increase is primarily attributable to additional rental income from the 2006 and 2007 Acquisitions and an increase in rental income from our pool of “same-store” facilities of approximately $0.5 million.

Other property related income, including Other- related party, increased from $3.2 million for the three months ended March 31, 2006 to $4.4 million for the three months ended March 31, 2007, an increase of $1.1 million, or 37%. This increase is primarily attributable to the other property income from the 2006 and 2007 Acquisitions.

Total Operating Expenses

Property operating expenses increased from $18.9 million for the three months ended March 31, 2006 to $23.3 million for the three months ended March 31, 2007, an increase of $4.3 million, or 23%. This increase is primarily attributable to additional operating expenses from the 2006 and 2007 Acquisitions and an increase in operating expenses from our “same-store” facilities of approximately $1.1 million.

General and administrative expenses, including General and administrative — related party, increased from $5.6 million for the three months ended March 31, 2006 to $6.0 million for the three months ended March 31, 2007, an increase of $0.4 million, or 8%.  The 2007 period includes approximately $1.0 million of legal and other costs associated with the previously disclosed restatements and inquiry.  Depreciation increased from $14.7 million for the three months ended March 31, 2006 to $16.8 million for the three months ended March 31, 2007, an increase of $2.1 million, or 14%. The increase is primarily attributable to additional depreciation expense related to the 2006 and 2007 Acquisitions.

Total Other Expenses

Interest expense increased from $10.0 million for the three months ended March 31, 2006 to $12.8 million for the three months ended March 31, 2007, an increase of $2.8 million, or 28%. The increase is attributable to a higher amount of outstanding debt during the three months ended March 31, 2007, primarily resulting from the financing of certain of the 2006 and 2007 Acquisitions with additional borrowings.

In conjunction with replacing the credit facility in February 2006, the Company incurred charges of $1.3 million relating to the write-off of unamortized loan procurement costs.

Interest income decreased to $0.1 million for the three months ended March 31, 2007 from $0.9 million for the three months ended March 31, 2006. This decrease is primarily attributable to the Company’s 2005 follow-on public offering.  The Company invested excess proceeds from the follow-on offering in interest bearing accounts and in short-term marketable securities until the excess proceeds were used to fund acquisitions or pay down existing debt during the three months ended March 31, 2006.

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

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

The following table provides information pertaining to our same-store portfolio for the three months ended March 31, 2007 and 2006 (dollars in thousands):

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2007	2006	(Decrease)	Change	2007	2006	2007	2006	2007	2006	(Decrease)	Change
REVENUES:
Rental income	$42,449	$42,047	$402	1%	$8,684	$2,947	$—	$—	$51,133	$44,994	$6,139	14%
Other property related income	3,456	2,875	581	20%	826	226	—	—	4,282	3,101	1,181	38%
Other—related party	—	—	—	—	—	—	117	115	117	115	2	2%
Total revenues	45,905	44,922	983	2%	9,510	3,173	117	115	55,532	48,210	7,322	15%
OPERATING EXPENSES:
Property operating expenses	18,295	17,172	1,123	7%	4,944	1,745	—	—	23,239	18,917	4,322	23%
Property operating expenses—related party	—	—	—	—	—	—	37	20	37	20	17	85%
Subtotal	18,295	17,172	1,123	7%	4,944	1,745	37	20	23,276	18,937	4,339	23%
NET OPERATING INCOME:	$27,610	$27,750	$(140)	-1%	$4,566	$1,428	$80	$95	$32,256	$29,273	$2,983	10%
Depreciation									16,767	14,672	2,095	14%
General and administrative									5,888	5,389	499	9%
General and administrative—related party									101	177	(76)	-43%
Subtotal									22,756	20,238	2,518	12%
Operating income									9,500	9,035	465	5%
Other Income (Expense):
Interest:
Interest expense on loans									(12,826)	(10,000)	(2,826)	28%
Loan procurement amortization expense									(445)	(462)	17	-4%
Write-off of loan procurement cost due to early extinguishment of debt									—	(1,273)	1,273	-100%
Interest income									115	884	(769)	-87%
Other									(6)	42	(48)	-114%
Total other expense									(13,162)	(10,809)	(2,353)	22%
LOSS BEFORE MINORITY INTERESTS									(3,662)	(1,774)	(1,888)	106%
MINORITY INTERESTS									304	149	155	104%
NET LOSS									$(3,358)	$(1,625)	$(1,733)	107%

Same-store revenues increased from $44.9 million for the three months ended March 31, 2006 to $45.9 million for the three months ended March 31, 2007, an increase of $1.0 million, or 2%. Same-store property operating expenses increased from $17.2 million for the three months ended March 31, 2006 to $18.3 million for the three months ended March 31, 2007, an increase of $1.1 million, or 2%. This increase was primarily attributable to increased insurance and real estate tax expenses.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense on loans, loan procurement amortization expense, early extinguishment of debt, minority interest, loss on sale of storage facilities, other, depreciation and general and administrative; and deducting from net income: income from discontinued operations, gains on sale of self-storage facilities and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2007 to the Three Months Ended March 31, 2006

A comparison of cash flow operating, investing and financing activities for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007	2006	Change
	(in millions)
Net cash flow provided by (used in):
Operating activities	$12.9	$8.3	$4.6
Investing activities	$(23.7)	$(123.1)	$99.4
Financing activities	$(3.3)	$26.1	$(29.4)

Cash provided by operating activities increased from $8.3 million in 2006 to $12.9 million in 2007, an increase of $4.6 million, or 55%. The increase is primarily attributable to the incremental impact of the 2006 and 2007 Acquisitions.

Cash used in investing activities decreased from $123.1 million in 2006 to $23.7 million in 2007, a decrease of $99.4 million, or 81%. The decrease in cash used in investing activities is primarily attributable to (i) significantly higher acquisition activity in the 2006 period (35 facilities for an aggregate purchase price of $222.4 million) relative to the 2007 period (3 facilities for an aggregate purchase price of $19.5 million), offset by (ii) proceeds from the sale of marketable securities in the 2006 period of $95.2 million compared to no similar activity in the 2007 period.

Cash provided by financing activities decreased by $29.4 million year over year primarily attributable to more borrowings on revolving credit facilities to fund acquisitions in the 2006 period ($46.0 million of borrowings) than in the 2007 period ($17.0 million of net borrowings).

Liquidity and Capital Resources

As of March 31, 2007, we had approximately $5.6 million in available cash and cash equivalents. In addition, we had approximately $142.5 million of available borrowings under our revolving credit facility.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of March 31, 2007:

	Payments Due by Period
					2012 and
	Total	2007	2008 and 2009	2010 and 2011	thereafter
Mortgage loans and notes payable(a)	585,371	$22,778	$111,310	$200,542	$250,741
Revolving credit facility and unsecured term loan	307,500	—	307,500	—	—
Interest payments	177,856	37,976	81,439	36,506	21,935
Ground leases and third party office lease	2,922	375	894	856	797
Related party office leases	3,678	356	921	928	1,473
Software contracts	1,015	315	700	—	—
Employment contracts	3,002	1,106	1,363	533	—
	$1,081,344	$62,906	$504,127	$239,365	$274,946

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

Our financial instruments consist of both fixed and variable rate debt.  As of March 31, 2007, our consolidated debt consisted of $586.8 million in fixed rate loans payable, $107.5 million borrowings under our variable rate revolving credit facility and $200.0 million in a variable rate unsecured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.1 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.1 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $22.1 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $23.2 million.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (including the additional review necessary to confirm the fair presentation in the financial statements in light of the material weaknesses discussed below) as of the end of the period covered by this report have been designed and are functioning effectively. Such disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Material Weaknesses Previously Disclosed

In connection with the preparation of its Annual Report on Form 10-K, the Company identified certain accounting errors that led it to conclude that it’s previously issued financial statements should be restated due to a misclassification of marketable securities held at December 31, 2005 as cash and cash equivalents. In connection with correcting this error, management restated the prior period financial statements for additional historical errors related to cash and cash equivalents, marketable securities, restricted cash, distributions payable, rental revenues, workers compensation expense, loan procurement cost amortization, and several other matters. In connection with the restatement, management determined that there were material weaknesses in the operation of our internal controls over financial reporting, as more fully described below.

•                  we did not have sufficient personnel in our accounting department with requisite skills and competencies or appropriate depth of experience to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with generally accepted accounting principles

•                  We did not have adequate monitoring controls and the appropriate personnel with the requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner

•                  We lacked robust risk assessment processes, including strategic plans, that clearly defined and communicated our goals and objectives throughout our organization.

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

We are continuing to implement changes and will assess the operating effectiveness of these changes prior to concluding that our remediation efforts are complete. Although our remediation efforts are not yet finished, management is committed to remediate the material weaknesses as expeditiously as possible and currently believes that they will be remediated by year-end.

Changes in Internal Controls Over Financial Reporting

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

•                  During the third quarter of 2006 the Company completed its conversion to a new revenue management software system, Centershift® STORE TM, which provides the Company with an enhanced and automated rental management and point-of-sale software solution. This new system did not require customization by the Company or its vendor. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications and the closing process were properly designed to prevent material financial statement errors

•                  On December 11, 2006, the Company hired a new Chief Accounting Officer, Timothy M. Martin

•                  In December 2006, the Company and its Board of Trustees completed a comprehensive strategic planning process

During the most recent quarter we have taken the following remediation activities to continue to address these material weaknesses:

•                  On February 5, 2007, the Company hired a new manager of financial reporting

•                  On February 13, 2007, the Company’s non-executive Chairman of the Board retired

•                  On February 19, 2007, the Company terminated its relationship with its former Chief Operating Officer and President of its Development subsidiary

•                  The Company is in the process of moving its Finance, Accounting and Information Technology departments to the Philadelphia area and hiring a new finance and accounting staff. We believe this represents a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment

•                  The Company has instituted additional procedures around the preparation and review of quarterly financial data including more robust monitoring of budget to actual variance analyses, a broader internal disclosure committee, and an internal sub-certification process

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 8, 2007, holders of the Company’s common shares elected Thomas A. Commes, John C. Dannemiller, William M. Diefenderfer III, Harold S. Haller, Dean Jernigan, Marianne M. Keler and David J. LaRue as trustees to serve one-year terms expiring at the 2008 Annual Meeting of Shareholders.  Shareholders also approved the adoption of the U-Store-It Trust 2007 Equity Incentive Plan.

Following are the final results of the votes cast:

Proposal 1.  Election of Trustees

	For	Withheld

Thomas A. Commes	48,031,633	4,416,749
John C. Dannemiller	51,510,536	937,846
William M. Diefenderfer III	48,054,210	4,394,172
Harold S. Haller	51,511,085	937,297
Dean Jernigan	51,538,941	909,441
Marianne M. Keler	51,622,406	825,976
David J. LaRue	48,067,060	4,381,322

Proposal 2.  Approval of the U-Store-It Trust 2007 Equity Incentive Plan.

For	35,502,427
Against	2,654,940
Abstain	8,356,083

ITEM 6.  EXHIBITS

Exhibit No.
10.1 †	U-Store-It Trust 2007 Equity Incentive Plan

10.2 †	Form of Non-Qualified Share Option Agreement

10.3 †	Form of Performance-Vested Restricted Share Agreement

10.4 †	Form of Restricted Share Agreement

10.5 †	Indemnification Agreement, dated as of March 22, 2007 by and among U-Store-It Trust, U-Store-It, L.P. and Marianne M. Keler

10.6 †	Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Dean Jernigan

10.7 †	Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Christopher P. Marr

10.8 †	Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Timothy M. Martin

10.9 †	Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Stephen R. Nichols

10.10 †	Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Kathleen A. Weigand

10.11 †	Schedule of Compensation for Non-Employee Trustees of U-Store-It Trust, effective May 8, 2007

10.12 †	U-Store-It Trust Equity Incentive Plan Trustee Restricted Share Agreement

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                     Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST

(Registrant)

Date: May 10, 2007	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Financial Officer
(Principal Financial Officer)

Date: May 10, 2007	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Accounting Officer
(Principal Accounting Officer)