Form 10-Q
period 2007-06-30
U-Store-It Trust
filed 2007-08-09
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                              Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as determined in Rule 12b-2 of the Exchange Act.) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common shares, as of the latest practicable date:

Class	Outstanding at August 6, 2007
common stock, $.01 par value	57,686,826

U-STORE-IT TRUST
TABLE OF CONTENTS

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular

•         the risk that the consummation of the Settlement Agreement and related agreements (as described in note eleven to the financial statements presented in Item 1 of Part I) does not occur; and

•         other risks identified in our Annual Report on Form 10-K and, from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required in securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Storage facilities	$1,784,051	$1,771,864
Accumulated depreciation	(235,193)	(205,049)
	1,548,858	1,566,815
Cash and cash equivalents	3,443	19,716
Restricted cash	16,865	14,126
Loan procurement costs - net of amortization	6,673	7,575
Other assets	10,361	6,475
Due from related parties	1,358	632
Total assets	$1,587,558	$1,615,339

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$107,500	$90,500
Unsecured term loan	200,000	200,000
Mortgage loans and notes payable	583,427	588,930
Accounts payable and accrued expenses	21,868	22,590
Due to related parties	119	336
Distributions payable	18,196	18,197
Deferred revenue	10,437	9,740
Security deposits	608	655
Total liabilities	942,155	930,948

Minority interests	52,921	56,898

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,495,530 and 57,335,490 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	575	573
Additional paid in capital	796,076	794,632
Accumulated deficit	(204,169)	(167,712)
Total shareholders’ equity	592,482	627,493
Total liabilities and shareholders’ equity	$1,587,558	$1,615,339

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(as restated, see note 2)		(as restated, see note 2)
REVENUES
Rental income	$51,753	$49,268	$102,512	$93,885
Other property related income	4,433	3,597	8,693	6,678
Other - related party	122	98	239	213
Total revenues	56,308	52,963	111,444	100,776
OPERATING EXPENSES
Property operating expenses	22,315	20,875	45,365	39,637
Property operating expenses - related party	14	12	51	32
Depreciation	16,722	15,641	33,407	30,221
General and administrative	5,648	4,132	11,563	9,521
General and administrative - related party	118	273	219	450
Total operating expenses	44,817	40,933	90,605	79,861
OPERATING INCOME	11,491	12,030	20,839	20,915
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,955)	(10,888)	(25,732)	(20,797)
Loan procurement amortization expense	(445)	(512)	(889)	(973)
Write-off of loan procurement cost due to early extinguishment of debt	—	—	—	(1,273)
Interest income	91	159	204	1,042
Other	—	(102)	(6)	(60)
Total other expense	(13,309)	(11,343)	(26,423)	(22,061)
INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(1,818)	687	(5,584)	(1,146)
MINORITY INTERESTS	149	(57)	458	96
INCOME (LOSS) FROM CONTINUING
OPERATIONS	(1,669)	630	(5,126)	(1,050)
DISCONTINUED OPERATIONS
Income from operations	17	103	118	162
Gain on disposition of discontinued operations	2,122	—	2,122	—
Minority interest attributable to discontinued operations	(175)	(9)	(184)	(13)
Income from discontinued operations	1,964	94	2,056	149
NET INCOME (LOSS)	$295	$724	$(3,070)	$(901)

Basic and diluted earnings (loss) per share from continuing operations	$(0.03)	$0.01	$(0.09)	$(0.02)
Basic and diluted earnings per share from discontinued operations	$0.03	$0.00	$0.04	$0.00
Basic and diluted earnings (loss) per share	$—	$0.01	$(0.05)	$(0.02)

Weighted-average basic shares outstanding	57,438	57,325	57,429	57,286
Weighted-average diluted shares outstanding	57,438	57,399	57,429	57,286

Distributions declared per common share and unit	$0.29	$0.29	$0.58	$0.58

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2007	2006
		(as restated, see note 2)

Operating Activities
Net loss	$(3,070)	$(901)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	34,312	31,382
Gain on disposition of discontinued operations	(2,122)	—
Equity compensation expense	754	353
Accretion of fair market value of debt	(144)	(400)
Early extinguishment of debt	—	1,273
Minority interests	(274)	(83)
Changes in other operating accounts:
Other assets	(4,651)	(1,613)
Accounts payable and accrued expenses	(891)	(38)
Other liabilities	642	(33)
Net cash provided by operating activities	$24,556	$29,940

Investing Activities
Acquisitions, additions and improvements to storage facilities	(25,503)	(267,687)
Acquisitions, additions and improvements to storage facilities - related party	—	(27)
Sales of properties	12,161	42
Proceeds from sales of marketable securities	—	114,170
Investment in marketable securities	—	(19,000)
Insurance settlements	—	1,712
Increase in restricted cash	(2,739)	(773)
Net cash used in investing activities	$(16,081)	$(171,563)

Financing Activities
Proceeds from:
Revolving credit facility	36,500	88,000
Short-term financing	—	30,000
Principal payments on:
Revolving credit facility	(19,500)	—
Mortgage loans and notes payable	(5,359)	(4,563)
Short term financing	—	(30,000)
Capital lease obligations	—	(23)
Distributions paid to shareholders	(33,373)	(33,276)
Distributions paid to minority partners	(3,016)	(3,011)
Loan procurement costs	—	(976)
Proceeds from exercise of stock options	—	1,457
Net cash provided by (used in) financing activities	$(24,748)	$47,608

Decrease in cash and cash equivalents	(16,273)	(94,015)

Cash and cash equivalents at beginning of period	19,716	101,679
Cash and cash equivalents at end of period	$3,443	$7,664

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$26,032	$19,644
Supplemental disclosure of noncash activities:
Storage facilities acquired through the assumption of a mortgage loan	$—	$21,104
Other assets and liabilites (net) acquired as part of storage facility acquisitions	$—	$1,010

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of June 30, 2007, the Company owned 397 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 25.2 million square feet.  The Properties are located in 26 states throughout the United States.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2007, owned a 91.8% interest in the Operating Partnership.  The Company manages its assets through YSI Management LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  In addition to managing the Properties, the Management Company managed approximately 1.1 million square feet related to facilities owned by related parties as of June 30, 2007. The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  RESTATEMENTS OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 Subsequent to the issuance of the Company’s 2005 financial statements, the Audit Committee of the Board of Trustees of the Company, upon recommendation from management, concluded that the previously issued financial statements contained errors related to the Company’s classification of auction rate securities held at December 31, 2005 as cash and cash equivalents.  As a result, the Company is restating its previously issued financial statements as of and for the three and six months ended June 30, 2006.

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

The following is a description of the nature of the errors being corrected in the restatement:

Cash and Cash Equivalents

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 to change the classification of outstanding checks from “Accounts payable and accrued expenses” to “Cash and cash equivalents.”  This adjustment had no effect on the Condensed Consolidated  Statement of Operations.

Auction Rate and Other Marketable Securities

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 to change the classification of approximately $89.8 million of auction rate and approximately $5.4 million of other variable rate demand note securities from “Cash and cash equivalents” to “Marketable Securities.” Auction rate and variable rate demand note securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through an auction mechanism. The definition of a cash equivalent does not include these securities. This adjustment resulted in changes to the opening cash and cash equivalents balance in the Statement of Cash Flows for the six months ended June 30, 2006, and had no effect on the Condensed Consolidated  Statement of Operations.

Restricted Cash

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 to change the classification of certain deposits related to facilities encumbered with mortgage loans from “Cash and cash equivalents” to “Restricted Cash.”  This adjustment resulted in changes to the opening cash and cash equivalents balance in the Statement of Cash Flows for the six months ended June 30, 2006, and had no effect on the Condensed Consolidated  Statement of Operations.

Loan Procurement Costs

The Company adjusted its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 to reflect a change in amortization period of certain loan procurement costs, associated with debt instruments with increasing interest rates. The loan procurement costs were being amortized over a period inconsistent with the determination of the debt instruments’ interest cost.

Other Assets / Rental Income

The Company adjusted its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 for adjustments to certain leasing transactions. The misstatement related to the period in which the revenue related to certain tenants had been recognized.

Accounts Payable and Accrued Expense

The Company adjusted its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 to accrue for utility costs at period end and workers compensation expense that had been understated as a result of erroneous information used to previously calculate the expense.

Related Party Revenue

The Company adjusted its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 to change the classification of management fee revenue earned through the Company’s management of certain facilities owned by related parties from “Rental income” to “Other-related party.”

In addition, the Company adjusted its Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 to correct the presentation of the change in accounts payable related to real estate investment as an Investing Activity where it had previously been reported as an Operating Activity, and the Company added disclosure regarding cash paid for interest, net of interest capitalized.

The following tables recap the adjustments described above:

			Discontinued
	Previously Reported	Restatement Adjustment	Operations (see Note 10)	As Restated
	(in thousands)
For the three months ended June 30, 2006
Statement of Operations
Rental income	$48,822	$852	$(406)	$49,268
Other - related party	$—	$98	$—	$98
Total revenues	$52,440	$950	$(427)	$52,963
Property operating expenses	$20,954	$61	$(140)	$20,875
Total operating expenses	$41,105	$61	$(233)	$40,933
Operating income	$11,335	$889	$(194)	$12,030
Loan procurement amortization expense	$(447)	$(67)	$2	$(512)
Total other expense	$(11,367)	$(67)	$91	$(11,343)
Income (loss) before minority interest	$(32)	$822	$(103)	$687
Minority interests	$2	$(68)	$9	$(57)
Net income (loss)	$(30)	$754	$—	$724
Diluted earnings (loss) per share	$(0.00)	$0.01	$—	$0.01

			Discontinued
	Previously Reported	Restatement Adjustment	Operations (see Note 10)	As Restated
	(in thousands)
For the six months ended June 30, 2006
Statement of Operations
Rental income	$93,849	$819	$(783)	$93,885
Other - related party	$—	$213	$—	$213
Total revenues	$100,568	$1,032	$(824)	$100,776
Property operating expenses	$39,814	$118	$(295)	$39,637
Total operating expenses	$80,223	$118	$(480)	$79,861
Operating income	$20,345	$914	$(344)	$20,915
Loan procurement amortization expense	$(842)	$(134)	$3	$(973)
Total other expense	$(22,109)	$(134)	$182	$(22,061)
Loss before minority interests	$(1,764)	$780	$(162)	$(1,146)
Minority interests	$147	$(64)	$13	$96
Net loss	$(1,617)	$716	$—	$(901)
Diluted loss per share	$(0.03)	$0.01	$—	$(0.02)
Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(1,617)	$716	$—	$(901)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	$31,248	$134	$—	$31,382
Minority interests	$(147)	$64	$—	$(83)
Changes in other operating accounts
Other assets	$(350)	$(1,263)	$—	$(1,613)
Accounts payable and accrued expenses	$112	$(150)	$—	$(38)
Net cash provided by operating activities	$30,439	$(499)	$—	$29,940
Cash Flows from Investing Activities:
Acquisitions, additions and improvements to storage facilities	$(266,669)	$(1,018)	$—	$(267,687)
Proceeds from sale of marketable securities	$—	$114,170	$—	$114,170
Investment in marketable securities	$—	$(19,000)	$—	$(19,000)
Increase in restricted cash	$(724)	$(49)	$—	$(773)
Net cash used in investing activites	$(265,666)	$94,103	$—	$(171,563)
Decrease in cash and cash equivalents	$(187,619)	$93,604	$—	$(94,015)
Cash and cash equivalents at beginning of period	$201,098	$(99,419)	$—	$101,679
Cash and cash equivalents at end of period	$13,479	$(5,815)	$—	$7,664

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of this Statement on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for the Company on January 1, 2007.  The adoption of this standard had no material impact on the consolidated financial statements.

4.  STORAGE FACILITIES

The Company’s real estate assets are summarized as follows:

	June 30,	December 31,
	2007	2006
	(in thousands)

Land	$373,156	$370,196
Buildings and improvements	1,231,629	1,226,690
Equipment	177,401	173,496
Construction in progress	1,865	1,482
Total	1,784,051	1,771,864
Less accumulated depreciation	(235,193)	(205,049)
Storage facilities — net	$1,548,858	$1,566,815

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2006 to June 30, 2007:

Facility/Portfolio	Transaction Date	Total Number of Facilities	Purchase / Sale Price (000s)

2007 Acquisitions
Sanford Portfolio	January 2007	1	$6,300
Grand Central Portfolio	January 2007	2	13,200
		3	$19,500
2007 Dispositions
South Carolina Assets	May 2007	3	$12,750
		3	$12,750
2006 Acquisitions
Nashville, TN Portfolio	January 2006	2	$13,100
Dallas, TX Portfolio	January 2006	2	11,500
U-Stor Self Storage Portfolio	February 2006	3	10,800
Sure Save Portfolio	February 2006	24	164,500
Texas Storage Portfolio	March 2006	4	22,500
Nickey Portfolio	April 2006	4	13,600
SecurCare Portfolio	May 2006	4	35,700
Texas Storage Portfolio	June 2006	1	6,500
Jernigan Portfolio	July 2006	9	45,300
U-Stor Self Storage Portfolio	August 2006	1	3,500
Bailes Portfolio	August 2006	3	15,600
In & Out Self Storage Portfolio	August 2006	1	7,600
Texas Storage Portfolio	September 2006	2	12,200
		60	$362,400

The following table summarizes the change in number of self-storage facilities during 2006 and the six months ended June 30, 2007:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Balance - beginning	399	339
Facilities acquired	3	60
Facilities consolidated	(2)	—
Facilities sold	(3)	—
Balance - ending	397	399

5.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN

As of June 30, 2007, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans, for which the outstanding balance was $307.5 million and was comprised of $200 million of term loan borrowings and $107.5 million of unsecured revolving loans.  As of June 30, 2007, the Company had approximately $142.5 million available under the Company’s credit facility.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At June 30, 2007, borrowings under the unsecured credit facility had a weighted average interest rate of 6.47%. The Company was in compliance with all financial covenants at June 30, 2007.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
Mortgage Loan	June 30, 2007	December 31, 2006	Effective Interest Rate	Maturity Date
	(in thousands)
YSI XXIII	$—	$1,322	—	—
YSI XVI	14,074	14,261	6.49%	Nov-07
YSI XXII	982	993	5.00%	Nov-07
YSI XXIX	4,304	4,374	5.00%	Jan-08
YSI XXI	1,199	1,217	5.00%	Apr-08
Acq IV	2,392	2,425	7.71%	Dec-08
Acq VI	1,766	1,787	8.43%	Aug-09
YSI III	87,526	88,332	5.09%	Nov-09
YSI I	87,570	88,362	5.19%	May-10
YSI IV	6,263	6,299	5.25%	Jul-10
YSI XXVI	10,067	10,175	5.00%	Oct-10
YSI XXV	8,253	8,304	5.00%	Oct-10
Promissory Notes	112	132	5.97%	Nov-10
YSI II	87,625	88,400	5.33%	Jan-11
YSI XII	1,616	1,634	5.97%	Sep-11
YSI XIII	1,389	1,404	5.97%	Sep-11
YSI VI	80,000	80,000	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI XIV	1,931	1,952	5.98%	Jan-13
YSI VII	3,307	3,334	6.50%	Jun-13
YSI IX	2,079	2,096	6.50%	Jun-13
YSI VIII	1,890	1,905	6.50%	Jun-13
YSI XVII	4,530	4,583	6.32%	Jul-13
YSI XXX	8,129	8,233	5.59%	Nov-13
YSI XXVII	554	561	5.59%	Nov-13
YSI XI	2,633	2,660	5.87%	Dec-13
YSI V	3,477	3,513	5.25%	Jan-14
YSI XXVIII	1,694	1,712	5.59%	Feb-14
YSI X	4,335	4,367	5.87%	Jan-15
YSI XV	2,018	2,036	6.41%	Jan-15
YSI XX	70,370	71,050	5.97%	Nov-15
Unamortized premiums	1,342	1,507
Total mortgage loans and notes payable	$583,427	$588,930

The following table presents the future principal payment requirements on outstanding mortgage loans at June 30, 2007 (in thousands):

2007	$19,492
2008	16,950
2009	94,360
2010	112,428
2011	88,114
2012 and thereafter	250,741
Total mortgage payments	582,085
Plus: Unamortized debt premiums	1,342
Total mortgage indebtedness	$583,427

7.  MINORITY INTERESTS

Operating Partnership minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which at June 30, 2007 and December 31, 2006 amounted to approximately 8.2% and 8.3%, respectively.  These minority interests consist of Operating Partnership units that were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares or cash based upon the fair market value of an equivalent number of common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the day on which the Company received the redemption notice.

Number of limited partnership units
As of December 31, 2006	5,198,855
Units issued	—
Units redeemed, May 2007	(15,000)
Units redeemed, June 2007	(60,000)
As of June 30, 2007	5,123,855

8.  RELATED PARTY TRANSACTIONS

Robert J. Amsdell, former Chief Executive Officer and Chairman of the Board of Trustees, retired from the Board effective as of February 13, 2007.  Barry L. Amsdell submitted his letter of resignation from the Board on February 20, 2007.  Effective as of February 19, 2007 Todd C. Amsdell, President of U-Store-It Development LLC, a subsidiary of the Company, resigned.

Acquisition of Facilities

In connection with the Company’s initial public offering (the “IPO”), the Company entered into option agreements with Rising Tide Development, a company owned and controlled by Robert J. Amsdell and Barry L. Amsdell, to acquire 18 self-storage facilities, consisting, as of June 30, 2007, of 14 facilities owned by Rising Tide Development, one facility which Rising Tide Development has the right to acquire from an unaffiliated third party and three facilities which have since been acquired by the Company pursuant to the exercise of its options. The options become exercisable with respect to each particular self-storage facility if and when that facility achieves a month-end occupancy level of 85% for three consecutive months. The purchase price will be equal to the lower of (i) a price determined by multiplying in-place net operating income at the time of purchase by 12.5 and (ii) the fair market value of the option facility as determined by an appraisal process involving third party appraisers. The Company’s option to acquire these facilities will expire on October 27, 2008. The determination to purchase any of the option facilities will be made by the independent members of the Company’s Board of Trustees.  During 2005, the Company exercised its option to purchase three of these facilities for an aggregate purchase price of approximately $17.4 million, consisting of an aggregate of $6.8 million in Operating Partnership units and $10.6 million in cash after a price reduction of $1.7 million of consideration in May 2005. The price reduction resulted from a discovery that the calculation of the March purchase price was not made in accordance with the terms specified in the option agreement, which resulted in the overpayment. As described in Note 11 below, the Company entered into a Purchase Agreement with respect to 14 of the remaining option facilities, and upon closing of the Company’s purchase of these facilities the option agreement will terminate. On May 14, 2005, the Company entered into an agreement with Rising Tide Development pursuant to which 100,202 units in the Operating Partnership previously issued to Rising Tide Development were cancelled and $28,057 in cash (representing the distribution paid with respect to such units in April 2005) was returned to the Company.

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

Management Services

Effective October 27, 2004, YSI Management LLC, a wholly-owned subsidiary of the Operating Partnership, entered into a management contract with Rising Tide Development to provide property management services to the option facilities for a fee equal to the greater of 5.35% of the gross revenues of each facility or $1,500 per facility per month. Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.1 million and $0.2 million, respectively for the three and six month periods ended June 30, 2007 and 2006, and are included in other related party revenues. Accounts receivable from Rising Tide Development at June 30, 2007 and December 31, 2006 were approximately $1.4 million and $0.6 million, respectively, and are included in due from related parties. These amounts represent expenses paid on behalf of Rising Tide Development by YSI Management LLC and proceeds from the sale of ancillary items that will be reimbursed under standard business terms. Upon closing of the Company’s purchase of 14 facilities, as described in Note 11 below, the management contract will terminate.

Historically, the Company engaged Amsdell Construction, a company owned by Robert J. Amsdell and Barry L. Amsdell, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction during 2006 was approximately $42,000 (approximately $27,000 for the six months ended June 30, 2006). The Company did not engage Amsdell Construction during 2007.

Corporate Office Leases

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert J. Amsdell and Barry L. Amsdell.  Pursuant to these lease agreements, during 2006 we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key terms, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

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

(1)          The Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

(2)          In June 2006, the Operating Partnership terminated this lease agreement which had a month-to-month term.

In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three and six months ended June 30, 2007 and 2006 was approximately $0.1 and $0.2 million, respectively.

Total future minimum rental payments under the related party lease agreements entered into as of June 30, 2007 are as follows:

Related Party Amount
(in thousands)
2007	$237
2008	468
2009	453
2010	453
2011	475
2012 and thereafter	1,473
$3,559

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

The Operating Partnership may lease for corporate use from time to time an airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun is responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the Operating Partnership is responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated on June 30, 2006. The total amounts incurred for such aircraft charters described above by the Company for the three and six months ended in June 30, 2006 was approximately $0.1 million and $0.2 million, respectively. No amounts were incurred during 2007.

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist us in establishing certain development protocols and processes. In connection with that assignment, our outside consultant utilized the services of Dean Jernigan’s son-in-law. Our payments for his son-in-law’s services totaled approximately $55,000 in 2007.

The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the three and six months ended June 30, 2006 were approximately $8,000 and $19,000, respectively.  No amounts were incurred during 2007.

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

In March 2007, the Company filed a Registration Statement on Form S-3 to satisfy all of the abovementioned registration rights and the Registration Statement was effective upon filing and remains effective.

9.  PRO FORMA FINANCIAL INFORMATION

During 2006, the Company acquired 60 self-storage facilities for an aggregate purchase price of approximately $362.4 million. During 2007, the Company acquired three self-storage facilities for an aggregate purchase price of approximately $19.5 million and sold three self-storage facilities for an aggregate purchase price of approximately $12.8 million.

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

The following table summarizes, on a pro forma basis, our consolidated results of operations for the six months ended June 30, 2007 and 2006 based on the assumptions described above:

	Six Months Ended June 30,
	2007	2006
	(in thousands, except per share data)
Pro forma revenue	$111,444	$110,006
Pro forma loss from continuing operations	$(5,126)	$(3,790)
Loss per common share from continuing operations
Basic and diluted - as reported	$(0.09)	$(0.02)
Basic and diluted - as pro forma	$(0.09)	$(0.07)

10.  DISCONTINUED OPERATIONS

For the three and six month periods ended June 30, 2006 and June 30, 2007, income from discontinued operations relates to three properties that the Company sold during 2007.  The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and six month periods ended June 30, 2006 and June 30, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
REVENUES
Rental income	$213	$406	$587	$783
Other property related income	19	21	41	41
Other - related party	—	—	—	—
Total revenues	232	427	628	824
OPERATING EXPENSES
Property operating expenses	115	140	267	295
Depreciation	63	93	157	185
Total operating expenses	178	233	424	480
OPERATING INCOME	54	194	204	344
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(37)	(89)	(86)	(180)
Loan procurement amortization expense	—	(2)	(1)	(3)
Interest income	—	—	1	1
Total other expense	(37)	(91)	(86)	(182)
Income from discontinued operations	17	103	118	162
Gain on disposition of discontinued operations	2,122	—	2,122	—
Minority interest attributable to discontinued operations	(175)	(9)	(184)	(13)
Income from discontinued operations	$1,964	$94	$2,056	$149

Interest expense and related amortization of loan procurement costs have been attributed to the sold properties as applicable and included in the results of discontinued operations.

11.  SUBSEQUENT EVENTS

On August 6, 2007, the Company announced that it reached agreement to settle all pending state and federal court litigation involving the Company and the interests of Robert J. Amsdell, former Chairman of the Board of Trustees, Barry L. Amsdell, former Trustee of the Company, Todd C. Amsdell, former President of U-Store-It Development LLC, a wholly owned subsidiary of the Company (“USI Development”), and Kyle Amsdell, son of Robert and brother of Todd Amsdell (collectively, the “Amsdells”), and Rising Tide Development LLC, a company owned and controlled by Robert J. Amsdell and Barry L. Amsdell (“Rising Tide”).  The Board of Trustees of the Company, along with the Corporate Governance and Nominating Committee, approved the terms of the settlement.

Pursuant to a Settlement Agreement and Mutual Release, dated August 6, 2007, (the “Settlement Agreement”) each of the parties to the agreement executed various agreements and, subject to the consummation of these agreements, will voluntarily dismiss, with prejudice, all pending litigation among the parties.  Each of these agreements is conditioned upon the closing of the acquisition of self-storage facilities from Rising Tide pursuant to a Purchase and Sale Agreement described below.  A summary of the various agreements follows:

•                  Purchase and Sale Agreement.  The Operating Partnership will purchase 14 self-storage facilities that currently are owned by Rising Tide for an aggregate purchase price of $121 million.

•                  Standstill Agreement.  As a part of the Settlement Agreement, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell agreed pursuant to the terms of a Standstill Agreement with the Company dated August 6, 2007, that through June 30, 2008, unless approved in advance by the independent members of the Board of Trustees of the Company, neither they, nor any member of their family, nor any company or trust controlled by all or any one of them, will commence or participate in any proxy solicitation or initiate any shareholder proposal; take any action to convene a meeting of shareholders; take any actions, including making any public or private proposal or announcement, that could result in an extraordinary corporate transaction relating to the Company, including a tender or exchange offer for Company securities, a merger, business combination, sale of substantially all assets, liquidation or consolidation; form, join or in any way participate in a group for the purpose of taking any actions described in the foregoing; advise, assist or encourage any other person in connection with any of the foregoing; or direct, advise or cause any of their family trusts to take any action restricted or prohibited under or in connection therewith. Under the Standstill Agreement, if an unrelated third party submits an offer to acquire the Company, the Amsdells are not precluded from making their own competing offer to acquire the Company.

•                  First Amendment to Lease.  The Operating Partnership and Amsdell and Amsdell entered into a First Amendment to Lease which modifies certain terms of all lease agreements between the Operating Partnership and Amsdell and Amsdell for office space in Cleveland, Ohio.  The First Amendment provides the Operating Partnership the ability to assign or sublease the lease agreements.  Separately, Amsdell and Amsdell consented to the Operating Partnership’s proposed sublease of approximately 22,000 square feet of office space covered by the aforementioned leases.

•                  Termination of Option Agreement.  The Operating Partnership and Rising Tide entered into an Option Termination Agreement that terminates an Option Agreement, dated October 27, 2004, by and between the Operating Partnership and Rising Tide.  The Option Agreement provided the Operating Partnership with an option to acquire Rising Tide’s right, title and interest to 18 properties, including:  the 14 Rising Tide Properties discussed above; three properties that the Operating Partnership acquired in 2005 pursuant to exercise of its option; and one undeveloped property that Rising Tide has the option to acquire and that will not be acquired as a part of the Purchase and Sale Agreement.

•                  Termination of Property Management Agreement, and Marketing and Ancillary Services Agreement.  Certain of the Company’s subsidiaries and Rising Tide entered into a Property Management Termination Agreement and a Marketing and Ancillary Services Termination Agreement. Under the Property Management Agreement, the Company provided property management services for the Rising Tide Properties for a fee equal to the greater of 5.35% of the gross revenues of each property or $1,500 per property per month.  Under the Marketing and Ancillary Services Agreement, the Company provided limited marketing and other miscellaneous services for the Rising Tide Properties.  In connection with the termination of the Property Management Agreement, expenses relating to property management will be prorated.

•      Amendment of Employment and Non-Compete Agreements.  As a part of the Settlement Agreement, the Company entered into a Modification of Noncompetition Agreement and Termination of Employment Agreement (each a “Modification of Noncompetition Agreement and Termination of Employment Agreement”) with each of Robert J. Amsdell and Todd C. Amsdell, and a Modification of Noncompetition Agreement (“Modification of Noncompetition Agreement”) with Barry L. Amsdell, which terminates and modifies specific provisions of the noncompetition agreement the Company has with each of them, dated October 27, 2004 (the “Original Noncompetition Agreements”). The Original Noncompetition Agreements restrict the ability of Robert J., Barry L. and Todd C. Amsdell to compete with the Company for one year and their ability to solicit employees of the Company for two years from the date of their termination of employment or resignation from service as a Trustee. Pursuant to these modification agreements, Todd C. Amsdell will be able to compete with the Company, and Robert J. and Barry L. Amsdell will be able to (a) develop the one Rising Tide property that the Company will not acquire under the Purchase Agreement and (b) compete with respect to any property identified as part of a Section 1031 “like-kind exchange” referenced in the purchase agreement. Further, each Original Noncompetition Agreement is modified to allow each of them to hire, for any purpose, any employee or independent contractor who was terminated, has resigned or otherwise left the employment or other service of the Company or any of its affiliates on or prior to June 1, 2007.

The Modification and Noncompetition Agreement and Termination of Employment Agreement with each of Robert J. Amsdell and Todd C. Amsdell also terminates the employment agreements the Company had with each of them, effective as of February 13, 2007 with respect to Robert J. Amsdell and February 19, 2007 with respect to Todd C. Amsdell.

The foregoing descriptions of the Settlement Agreement, the Purchase and Sale Agreement, the Standstill Agreement, the First Amendment to Lease, the Termination of Option Agreement, the Property Management Termination Agreement and the Marketing and Ancillary Services Termination Agreement are qualified in their entirety by the full terms and conditions of each such agreement.

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

The Company is an integrated self-storage real estate company, with in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At June 30, 2007 and December 31, 2006, the Company owned 397 and 399 self-storage facilities, respectively, totaling approximately 25.2 million and 25.4 million square feet, respectively.

The Company derives revenues principally from rents received from our customers who rent units at our self-storage facilities under month-to-month leases. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results depend on the ability of our customers to make required rental payments to us.  We believe that our decentralized approach to the management and operation of our facilities allows us to respond quickly and effectively to changes in local market conditions.  Emphasis on local, market level oversight and control enhances our ability to optimize occupancy and pricing levels.

The Company experiences minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

In the future, the Company intends to focus on maximizing our internal growth, selectively pursue targeted acquisitions and developments of self-storage facilities and recycle capital through selectively disposing of self-storage facilities that no longer meet our investment criteria. We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 8% and 7%, respectively, of total revenues for the three months ended June 30, 2007.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the unaudited condensed consolidated  financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility, along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements and estimates of depreciated replacement cost of equipment.

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles. The Company also considers whether the in-place, at market leases for any facility represent an intangible asset. Based upon the Company’s experience, leases of this nature generally re-let in less than 30 days and lease-up costs are minimal. Accordingly, the Company has no intangible assets recorded for in-place, at market leases as of June 30, 2007 and December 31, 2006.  Additionally, to date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on the undiscounted future net operating cash flows attributable to the asset and if circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period.  Compensation expense recorded for the three months ended June 30, 2007 and 2006 was approximately $0.5 million and $0.2 million, respectively and $0.8 million and $0.4 million for the six months ended June 30, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115, (SFAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. The Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. We are evaluating the impact, if any, of the adoption of this Statement on our consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for the Company on January 1, 2007.  The adoption of this standard had no material impact on the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2007 and 2006. At June 30, 2007 and 2006, the Company owned 397 and 383 self-storage facilities and related assets, respectively.

The following table summarizes the acquisition activity that the Company completed during the six months ended June 30, 2007:

Facility/Portfolio	Acquisition Date	Total Rentable Square Feet	Total Number of Facilities	Purchase Price (000s)

Sanford Portfolio	January 2007	72,550	1	$6,300
Grand Central Portfolio	January 2007	166,090	2	13,200
	2007 Total	238,640	3	$19,500

The acquisitions listed are included in the Company’s results of operation from and after the acquisition date.

A comparison of net income for the three months ended June 30, 2007 and June 30, 2006 is as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
REVENUES
Rental income	$51,753	$49,268
Other property related income	4,433	3,597
Other - related party	122	98
Total revenues	56,308	52,963
OPERATING EXPENSES
Property operating expenses	22,315	20,875
Property operating expenses - related party	14	12
Depreciation	16,722	15,641
General and administrative	5,648	4,132
General and administrative - related party	118	273
Total operating expenses	44,817	40,933
OPERATING INCOME	11,491	12,030
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,955)	(10,888)
Loan procurement amortization expense	(445)	(512)
Interest income	91	159
Other	—	(102)
Total other expense	(13,309)	(11,343)
INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(1,818)	687
MINORITY INTERESTS	149	(57)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,669)	630
DISCONTINUED OPERATIONS
Income from operations	17	103
Gain on disposition of discontinued operations	2,122	—
Minority interest attributable to discontinued operations	(175)	(9)
Income from discontinued operations	1,964	94
NET INCOME	$295	$724

Comparison of Operating Results for the Three Months Ended June 30, 2007 and June 30, 2006

Total Revenues

Rental income increased from $49.3 million for the three months ended June 30, 2006 to $51.8 million for the three months ended June 30, 2007, an increase of $2.5 million, or 5%. This increase is primarily attributable to additional rental income from the 2006 and 2007 Acquisitions.

Other property related income, including Other - related party, increased from $3.7 million for the three months ended June 30, 2006 to $4.6 million for the three months ended June 30, 2007, an increase of $0.9 million, or 24%. This increase is attributable to other property income from the 2006 and 2007 Acquisitions as well as an increase of $0.4 million from our “same-store” facilities.

Total Operating Expenses

Property operating expenses, including Property operating expenses — related party, increased from $20.8 million for the three months ended June 30, 2006 to $22.3 million for the three months ended June 30, 2007, an increase of $1.5 million, or 7%. This increase is primarily attributable to additional operating expenses from the 2006 and 2007 Acquisitions.

General and administrative expenses, including General and administrative — related party, increased from $4.4 million for the three months ended June 30, 2006 to $5.8 million for the three months ended June 30, 2007, an increase of $1.4 million, or 32%.  The increase is primarily attributable to increased legal, professional fee and medical costs. Depreciation increased from $15.6 million for the three months ended June 30, 2006 to $16.7 million for the three months ended June 30, 2007, an increase of $1.1 million, or 7%. The increase is primarily attributable to additional depreciation expense related to the 2006 and 2007 Acquisitions.

Total Other Expenses

Interest expense increased from $10.9 million for the three months ended June 30, 2006 to $13.0 million for the three months ended June 30, 2007, an increase of $2.1 million, or 19%. The increase is attributable to a higher amount of outstanding debt during the three months ended June 30, 2007, primarily resulting from the financing of certain of the 2006 and 2007 Acquisitions with additional borrowings.

Interest income decreased to $0.1 million for the three months ended June 30, 2007 from $0.2 million for the three months ended June 30, 2006. This decrease is primarily attributable to the Company’s 2005 follow-on public offering.  The Company invested excess proceeds from the follow-on offering in interest bearing accounts and in short-term marketable securities until the excess proceeds were used to fund acquisitions or pay down existing debt during the 2006 period.

A comparison of net loss for the six months ended June 30, 2007 and June 30, 2006 is as follows (in thousands):

	Six Months Ended June 30,
	2007	2006
REVENUES
Rental income	$102,512	$93,885
Other property related income	8,693	6,678
Other - related party	239	213
Total revenues	111,444	100,776
OPERATING EXPENSES
Property operating expenses	45,365	39,637
Property operating expenses - related party	51	32
Depreciation	33,407	30,221
General and administrative	11,563	9,521
General and administrative - related party	219	450
Total operating expenses	90,605	79,861
OPERATING INCOME	20,839	20,915
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(25,732)	(20,797)
Loan procurement amortization expense	(889)	(973)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,273)
Interest income	204	1,042
Other	(6)	(60)
Total other expense	(26,423)	(22,061)
LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(5,584)	(1,146)
MINORITY INTERESTS	458	96
NET LOSS FROM CONTINUING OPERATIONS	(5,126)	(1,050)
DISCONTINUED OPERATIONS
Income from operations	118	162
Gain on disposition of discontinued operations	2,122	—
Minority interest attributable to discontinued operations	(184)	(13)
Income from discontinued operations	2,056	149
NET LOSS	$(3,070)	$(901)

Comparison of Operating Results for the Six Months Ended June 30, 2007 and June 30, 2006

Total Revenues

Rental income increased from $93.9 million for the six months ended June 30, 2006 to $102.5 million for the six months ended June 30, 2007, an increase of $8.6 million, or 9%. This increase is primarily attributable to additional rental income from the 2006 and 2007 Acquisitions.

Other property related income, including Other- related party, increased from $6.9 million for the six months ended June 30, 2006 to $8.9 million for the six months ended June 30, 2007, an increase of $2.0 million, or 29%. This increase is primarily attributable to the other property income from the 2006 and 2007 Acquisitions.

Total Operating Expenses

Property operating expenses, including Property operating expenses — related party, increased from $39.9 million for the six months ended June 30, 2006 to $45.4 million for the six months ended June 30, 2007, an increase of $5.5 million, or 14%. This increase is primarily attributable to additional operating expenses from the 2006 and 2007 Acquisitions.

General and administrative expenses, including General and administrative — related party, increased from $10.0 million for the six months ended June 30, 2006 to $11.8 million for the six months ended June 30, 2007, an increase of $1.8 million, or 18%.  The 2007 period includes approximately $1.2 million of legal and other costs associated with the previously disclosed restatements and inquiry as well as increased professional fee and medical costs.  Depreciation increased from $30.2 million for the six months ended June 30, 2006 to $33.4 million for the six months ended June 30, 2007, an increase of $3.2 million, or 11%. The increase is primarily attributable to additional depreciation expense related to the 2006 and 2007 Acquisitions.

Total Other Expenses

Interest expense increased from $20.8 million for the six months ended June 30, 2006 to $25.7 million for the six months ended June 30, 2007, an increase of $4.9 million, or 24%. The increase is attributable to a higher amount of outstanding debt during the six months ended June 30, 2007, primarily resulting from the financing of certain of the 2006 and 2007 Acquisitions with additional borrowings.

In conjunction with replacing the credit facility in February 2006, the Company incurred charges of $1.3 million relating to the write-off of unamortized loan procurement costs.

Interest income decreased to $0.2 million for the six months ended June 30, 2007 from $1.0 million for the six months ended June 30, 2006. This decrease is primarily attributable to the Company’s 2005 follow-on public offering.  The Company invested excess proceeds from the follow-on offering in interest bearing accounts and in short-term marketable securities until the excess proceeds were used to fund acquisitions or pay down existing debt during the 2006 period.

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

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

The following table provides information pertaining to our same-store portfolio for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2007	2006	(Decrease)	Change	2007	2006	2007	2006	2007	2006	(Decrease)	Change

REVENUES:
Rental income	$43,115	$43,585	$(470)	-1%	$8,638	$5,683	$—	$—	$51,753	$49,268	$2,485	5%
Other property related income	3,558	3,125	433	14%	875	472	—	—	4,433	3,597	836	23%
Other - related party	—	—	—	—	—	—	122	98	122	98	24	24%
Total revenues	46,673	46,710	(37)	0%	9,513	6,155	122	98	56,308	52,963	3,345	6%

OPERATING EXPENSES:
Property operating expenses	17,400	17,875	(475)	-3%	4,915	3,000	—	—	22,315	20,875	1,440	7%
Property operating expenses - related party	—	—	—	—	—	—	14	12	14	12	2	17%
Subtotal	17,400	17,875	(475)	-3%	4,915	3,000	14	12	22,329	20,887	1,442	7%

NET OPERATING INCOME:	$29,273	$28,835	$438	2%	$4,598	$3,155	$108	$86	$33,979	$32,076	$1,903	6%

Depreciation									16,722	15,641	1,081	7%
General and administrative									5,648	4,132	1,516	37%
General and administrative - related party									118	273	(155)	-57%
Subtotal									22,488	20,046	2,442	12%

Operating income									11,491	12,030	(539)	-4%

Other Income (Expense):
Interest:
Interest expense on loans									(12,955)	(10,888)	(2,067)	19%
Loan procurement amortization expense									(445)	(512)	67	-13%
Interest income									91	159	(68)	-43%
Other									—	(102)	102	-100%
Total other expense									(13,309)	(11,343)	(1,966)	17%

INCOME (LOSS) BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS									(1,818)	687	(2,505)	-365%

MINORITY INTERESTS									149	(57)	206	-361%

INCOME (LOSS) FROM CONTINUING OPERATIONS									(1,669)	630	(2,299)	-365%
DISCONTINUED OPERATIONS
Income from operations									17	103	(86)	-83%
Gain on disposition of discontinued operations									2,122	—	2,122	0%
Minority interest attributable to discontinued operations									(175)	(9)	(166)	-1,844%
Income from discontinued operations									1,964	94	1,870	1979%

NET INCOME									$295	$724	$(429)	-59%

Same-store revenues, $46.7 million, were unchanged during the three month periods ended June 30, 2006 and June 30, 2007. Same-store property operating expenses decreased from $17.9 million for the three months ended June 30, 2006 to $17.4 million for the three months ended June 30, 2007, a decrease of $0.5 million, or 3%. This decrease was primarily attributable to decreased insurance  and marketing expense.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2007 to the Six Months Ended June 30, 2006

A comparison of cash flow operating, investing and financing activities for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007	2006	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$24,556	$29,940	$(5,384)
Investing activities	$(16,081)	$(171,563)	$155,482
Financing activities	$(24,748)	$47,608	$(72,356)

Cash provided by operating activities decreased from $29.9 million in 2006 to $24.6 million in 2007, a decrease of $5.4 million, or 18%. The decrease is primarily attributable to the timing of multiple expenditures.

Cash used in investing activities decreased from $171.6 million in 2006 to $16.1 million in 2007, a decrease of $155.5 million, or 91%. The decrease in cash used in investing activities is primarily attributable to (i) significantly higher acquisition activity in the 2006 period (44 facilities for an aggregate purchase price of $278.2 million) relative to the 2007 period (3 facilities for an aggregate purchase price of $19.5 million), offset by (ii) proceeds from the sale of marketable securities in the 2006 period of $95.2 million compared to no similar activity in the 2007 period.

Cash provided by financing activities decreased by $72.4 million year over year primarily attributable to more borrowings on revolving credit facilities to fund acquisitions in the 2006 period ($88.0 million of net borrowings) than in the 2007 period ($17.0 million of net borrowings).

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $3.4 million in available cash and cash equivalents. In addition, we had approximately $142.5 million of available borrowings under our revolving credit facility.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of June 30, 2007:

	Payments Due by Period
					2012 and
	Total	2007	2008 and 2009	2010 and 2011	thereafter
Mortgage loans and notes payable (a)	582,085	$19,492	$111,310	$200,542	$250,741
Revolving credit facility and unsecured term loan	307,500	—	307,500	—	—
Interest payments	165,116	25,236	81,439	36,506	21,935
Ground leases and third party office lease	2,812	265	894	856	797
Related party office leases	3,559	237	921	928	1,473
Software contracts	910	210	700	—	—
Employment contracts	2,634	738	1,363	533	—
	$1,064,616	$46,178	$504,127	$239,365	$274,946

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

Our financial instruments consist of both fixed and variable rate debt.  As of June 30, 2007, our consolidated debt consisted of $583.4 million in fixed rate loans payable, $107.5 million borrowings under our variable rate revolving credit facility and $200.0 million in a variable rate unsecured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $20.7 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $21.7 million.

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

•                  In December 2006, the Company and its Board of Trustees completed a comprehensive strategic planning process

During 2007, we have taken the following remediation activities to continue to address these material weaknesses:

•                  On February 5, 2007, the Company hired a new manager of financial reporting

•                  On February 13, 2007, the Company’s non-executive Chairman of the Board retired

•                  On February 19, 2007, the Company terminated its relationship with its former Chief Operating Officer and President of its Development subsidiary

•                  The Company has moved its Finance, Accounting and Information Technology departments to the Philadelphia area and hired a new finance and accounting staff. We believe this represents a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment

•                  The Company has instituted additional procedures around the preparation and review of quarterly financial data including more robust monitoring of budget to actual variance analyses, a broader internal disclosure committee, and an internal sub-certification process

PART II. OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS.

On May 29, 2007, the Company, the Operating Partnership and YSI Management, LLC (“YSI”) filed a lawsuit in the Cuyahoga County Court of Common Pleas, in Cuyahoga County, Ohio, captioned U-Store-It Trust, U-Store-It, L.P., and YSI Management, LLC. v. Rising Tide Development, Robert J. Amsdell, Todd C. Amsdell, and Kyle V. Amsdell, (the “First Ohio Lawsuit”) wherein the Company alleged misconduct by the defendants during a period when Robert and Todd Amsdell served as a trustee and an executive officer, respectively, of the Company following an investigation into these matters.  Specifically, the Company alleged a conspiracy among the defendants to deflate occupancy levels at several properties owned by Rising Tide, an entity owned by Barry and Robert Amsdell.  The Company had an option to purchase the Rising Tide owned properties contingent upon achieving occupancy levels specified in an option agreement between Rising Tide and the Company.  The Company further alleged that Robert and Todd Amsdell breached fiduciary duties owed to the Company as a result of their involvement in the alleged conspiracy and that each violated certain provisions prohibiting solicitation of Company employees contained in non-competition agreements between the Company and Robert and Todd Amsdell.

In addition to unspecified monetary damages, the Company also sought declaratory relief holding that the Company had the right to exercise its option to purchase the Rising Tide properties, and that YSI, the entity managing the Rising Tide properties pursuant to a management agreement, had the right to set leasing rates for the subject properties.  Furthermore, the Company sought an injunction preventing Rising Tide from terminating the management agreement.

Rising Tide and Robert Amsdell responded to the First Ohio Lawsuit by raising counterclaims against the Company and filing claims against the Company’s Chief Executive Officer and President and its General Counsel.  Rising Tide alleged that the Company violated the parties’ property management agreement, raised other claims related to the parties’ property management and option agreements, and requested an accounting of YSI’s financial statements. Rising Tide sought unspecified compensatory damages for these claims.  Robert Amsdell alleged that the Company’s CEO and President and its General Counsel inappropriately withheld stock certificates due him.  Robert Amsdell also alleged that these parties published false statements about him, which Robert Amsdell also claimed entitled him to an unspecified amount of monetary damages.  Robert Amsdell further sought a declaratory judgment holding that he had not violated his employment agreement with the Company, as the Company had alleged.

Todd Amsdell filed a case captioned Todd Amsdell v. U-Store-It Trust, U-Store-It Development Co., LLC and Dean Jernigan, in the Cuyahoga Court of Common Pleas, Cuyahoga County, Ohio (the “Second Ohio Lawsuit”).  In the Second Ohio Lawsuit, Todd Amsdell alleged that: (1) he was falsely induced to relinquish his duties as the Company’s COO in exchange for entering into an amended employment agreement, (2) the Company terminated his employment without cause, and (3) the defendants breached an employment agreement by failing to pay Todd Amsdell certain compensation he claimed he was due under his employment agreement.  The First Ohio Lawsuit and the Second Ohio Lawsuit (together, “the Ohio Litigation”) were consolidated by the Court on July 18, 2007.

On July 13, 2007, Robert Amsdell filed a lawsuit against the Company in the District Court of Maryland (the “Maryland Lawsuit”) captioned  Robert J. Amsdell v. U-Store-It Trust, wherein he sought:  reimbursement for all expenses he incurred as a result of the Ohio Litigation and the investigation the Company conducted into Mr. Amsdell’s actions prior to filing the First Ohio Lawsuit; a Court order directing the Company to pay all of Robert Amsdell’s expenses during the Ohio Litigation; and a Court order directing the Company to pay all of his expenses incurred in the Maryland Lawsuit.

On August 6, 2007, the parties reached agreement to settle all claims in the foregoing litigation pursuant to a Settlement Agreement and Mutual Release.  In furtherance of the parties’ settlement, the parties executed various agreements, which are more fully described in the Company’s Form 8-K, filed on August 7, 2007.  Subject to the consummation of these agreements, which principally involves the Company’s acquisition of 14 Rising Tide properties expected to occur in the third quarter, the parties agreed to voluntarily dismiss, with prejudice, the Ohio Litigation and the Maryland Litigation.

ITEM 1A.           RISK FACTORS

There were no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, in response to Item 1A to Part 1 of such report.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three-month period ended June 30, 2007:

				Maximum Number
			Purchased as	of Shares that
	Total Number of		Part of Publicly	May Yet Be
	Shares		Announced	Purchased Under
	Purchased	Average Price	Plans or	the Plans
	(1)	Paid Per Share	Programs	(2)
April	N/A		N/A	N/A
May	N/A		N/A	N/A
June	4,926	$18.43	N/A	3,000,000

Total	4,926		N/A	3,000,000

(1)             Represents common shares withheld by the Company upon the vesting of restricted shares to cover employee tax obligations.

(2)             On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company's outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  For the three-month period ended June 30, 2007, the Company made no repurchases under this program.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.                    OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

Exhibit No.

10.1

First Amendment to Credit Agreement, dated as of June 12, 2007, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Bank, National Association, as agent and each of the financial institutions party thereto, as lenders

10.2	Alternative Currency Note, dated as of June 12, 2007, executed on behalf of U-Store-It, L.P.

10.3	Guarantor Acknowledgment, dated as of June 12, 2007, executed on behalf of U-Store-It, L.P., U-Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors

10.4*

Settlement Agreement and Mutual Release, by and among U-Store-It Trust, U-Store-It, L.P., YSI Management LLC, U-Store-It Mini Warehouse Co., U-Store-It Development LLC, Dean Jernigan, Kathleen A. Weigand, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, Kyle V. Amsdell, Rising Tide Development LLC, and Amsdell and Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.5*

Purchase and Sale Agreement, by and between U-Store-It, L.P. and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.6*

Standstill Agreement, by and among, U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.7*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated March 29, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.8*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.9*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.10*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.11*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

Exhibit No.

10.12*

Option Termination Agreement, by and between U-Store-It, L.P. and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.13*

Property Management Termination Agreement, by and among U-Store-It Trust, YSI Management LLC, and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.14*

Marketing and Ancillary Services Termination Agreement, by and among U-Store-It Trust, U-Store-It Mini Warehouse Co., and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.15*

Modification of Noncompetition Agreement and Termination of Employment Agreement, by and between U-Store-It Trust and Robert J. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.16*

Modification of Noncompetition Agreement and Termination of Employment Agreement, by and between U-Store-It Trust and Todd C. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.17*

Modification of Noncompetition Agreement, by and between U-Store-It Trust and Barry L. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

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

U-STORE-IT TRUST
(Registrant)

Date: August 9, 2007	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Financial Officer
(Principal Financial Officer)

Date: August 9, 2007	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Accounting Officer
(Principal Accounting Officer)