Form 10-Q
period 2007-09-30
U-Store-It Trust
filed 2007-11-09
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number: 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

50 Public Square, Suite 2800
Cleveland, Ohio	44113
(Address of Principal Executive Offices)	(Zip Code)

(216) 274-1340

(Registrant’s Telephone Number, Including Area Code)

6745 Engle Road, Suite 300

Cleveland, Ohio  44130

(Former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 2, 2007
common stock, $.01 par value	57,700,200

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

•         the execution of our business plan;

•         financing risks, including the risk of overleverage and the corresponding risk of default on our mortgage loans and other debt;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2007	2006

ASSETS
Storage facilities	$1,904,179	$1,771,864
Accumulated depreciation	(251,752)	(205,049)
	1,652,427	1,566,815
Cash and cash equivalents	5,903	19,716
Restricted cash	19,449	14,126
Loan procurement costs - net of amortization	6,390	7,575
Other assets	14,560	6,475
Due from related parties	—	632
Total assets	$1,698,729	$1,615,339

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$191,500	$90,500
Unsecured term loan	200,000	200,000
Secured term loan	47,444	—
Mortgage loans and notes payable	580,294	588,930
Accounts payable and accrued expenses	27,494	22,590
Due to related parties	110	336
Distributions payable	18,236	18,197
Deferred revenue	10,229	9,740
Security deposits	594	655
Total liabilities	1,075,901	930,948

Minority interests	50,449	56,898

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,574,851 and 57,335,490 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	576	573
Additional paid in capital	797,262	794,632
Accumulated other comprehensive loss	(427)	—
Accumulated deficit	(225,032)	(167,712)
Total shareholders’ equity	572,379	627,493
Total liabilities and shareholders’ equity	$1,698,729	$1,615,339

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(as restated, see note 2)		(as restated, see note 2)
REVENUES
Rental income	$53,969	$52,021	$156,481	$145,906
Other property related income	4,236	3,823	12,929	10,501
Other - related party	101	126	340	340
Total revenues	58,306	55,970	169,750	156,747
OPERATING EXPENSES
Property operating expenses	25,110	21,856	70,475	61,375
Property operating expenses - related party	8	15	59	47
Depreciation	17,068	16,312	50,475	46,532
Asset write-off	—	307	—	307
Lease abandonment	1,316	—	1,316	—
General and administrative	5,173	7,289	16,736	16,810
General and administrative - related party	118	73	337	523
Total operating expenses	48,793	45,852	139,398	125,594
OPERATING INCOME	9,513	10,118	30,352	31,153
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(13,666)	(11,917)	(39,398)	(32,714)
Loan procurement amortization expense	(445)	(527)	(1,334)	(1,500)
Write-off of loan procurement cost due to early extinguishment of debt	—	—	—	(1,273)
Interest income	104	95	308	1,138
Other	—	(14)	(6)	(74)
Total other expense	(14,007)	(12,363)	(40,430)	(34,423)
LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(4,494)	(2,245)	(10,078)	(3,270)
MINORITY INTERESTS	364	187	822	271
LOSS FROM CONTINUING OPERATIONS	(4,130)	(2,058)	(9,256)	(2,999)
DISCONTINUED OPERATIONS
Income from operations	—	105	118	265
Gain on disposition of discontinued operations	—	—	2,122	—
Minority interest attributable to discontinued operations	—	(9)	(184)	(20)
Income from discontinued operations	—	96	2,056	245
NET LOSS	$(4,130)	$(1,962)	$(7,200)	$(2,754)

Basic and diluted loss per share from continuing operations	$(0.07)	$(0.04)	$(0.16)	$(0.05)
Basic and diluted earnings per share from discontinued operations	—	0.01	0.03	—
Basic and diluted loss per share	$(0.07)	$(0.03)	$(0.13)	$(0.05)

Weighted-average basic and diluted shares outstanding	57,537	57,351	57,466	57,308

Distributions declared per common share and unit	$0.29	$0.29	$0.87	$0.87

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(as restated, see note 2)		(as restated, see note 2)
NET LOSS	$(4,130)	$(1,962)	$(7,200)	$(2,754)
Other comprehensive loss:
Unrealized loss on derivative financial instruments	(427)	—	(427)	—
Total other comprehensive loss	(427)	—	(427)	—
COMPREHENSIVE LOSS	$(4,557)	$(1,962)	$(7,627)	$(2,754)

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2007	2006
		(as restated, see note 2)
Operating Activities
Net loss	$(7,200)	$(2,754)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	51,628	48,316
Asset write-off	—	319
Lease abandonment charge	1,316	—
Gain on disposition of discontinued operations	(2,122)	—
Gain on sale of assets	—	(4)
Equity compensation expense	1,296	987
Accretion of fair market value of debt	(229)	(582)
Early extinguishment of debt	—	1,273
Minority interests	(638)	(251)
Changes in other operating accounts:
Other assets	(2,432)	(1,882)
Accounts payable and accrued expenses	3,498	3,199
Other liabilities	420	(359)
Net cash provided by operating activities	$45,537	$48,262
Investing Activities
Acquisitions, additions and improvements to storage facilities	(30,418)	(305,415)
Acquisitions, additions and improvements to storage facilities - related party	(121,108)	(37,414)
Sales of properties, net	12,161	42
Proceeds from sales of marketable securities	—	114,170
Investment in marketable securities	—	(19,000)
Insurance settlements	—	1,712
Increase in restricted cash	(5,323)	(234)
Net cash used in investing activities	$(144,688)	$(246,139)
Financing Activities
Proceeds from:
Revolving credit facility	129,000	170,500
Secured term loan	47,444	—
Short-term financing	—	30,000
Principal payments on:
Revolving credit facility	(28,000)	—
Mortgage loans and notes payable	(8,407)	(9,457)
Short term financing	—	(30,000)
Capital lease obligations	—	(31)
Distributions paid to shareholders	(50,053)	(49,934)
Distributions paid to minority partners	(4,502)	(4,523)
Loan procurement costs	(144)	(1,237)
Proceeds from exercise of stock options	—	2,339
Net cash provided by financing activities	$85,338	$107,657
Decrease in cash and cash equivalents	(13,813)	(90,220)
Cash and cash equivalents at beginning of period	19,716	101,679
Cash and cash equivalents at end of period	$5,903	$11,459
Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$39,282	$30,706
Supplemental disclosure of noncash activities:
Storage facilities acquired through the assumption of a mortgage loan	$—	$34,451
Other assets and liabilites (net) acquired as part of storage facility acquisitions	$—	$2,032

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of September 30, 2007, the Company owned 411 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 26.2 million square feet.  The Properties are located in 26 states throughout the United States.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of September 30, 2007, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  RESTATEMENTS OF PREVIOUSLY ISSUED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s 2006 third quarter financial statements, the Audit Committee of the Board of Trustees of the Company, upon recommendation from management, concluded that the previously issued financial statements contained errors related to the Company’s classification of auction rate securities held at December 31, 2005 and the interim periods in 2006 as cash and cash equivalents.  As a result, the Company is restating its previously issued financial statements for the three and nine months ended September 30, 2006.

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

The following is a description of the nature of the errors being corrected in the restatement:

Cash and Cash Equivalents

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 to change the classification of outstanding checks from “Accounts payable and accrued expenses” to “Cash and cash equivalents.”  This adjustment had no effect on the Condensed Consolidated Statement of Operations.

Auction Rate and Other Marketable Securities

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 to change the classification of approximately $89.8 million of auction rate and approximately $5.4 million of other variable rate demand note securities from “Cash and cash equivalents” to “Marketable Securities.” Auction rate and variable rate demand note securities are securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through an auction mechanism. The definition of a cash equivalent does not include these securities. This adjustment resulted in changes to the opening cash and cash equivalents balance in the Statement of Cash Flows for the nine months ended September 30, 2006, and had no effect on the Condensed Consolidated Statement of Operations.

Restricted Cash

The Company adjusted its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 to change the classification of certain deposits related to facilities encumbered with mortgage loans from “Cash and cash equivalents” to “Restricted Cash.”  This adjustment resulted in changes to the opening cash and cash equivalents balance in the Statement of Cash Flows for the nine months ended September 30, 2006, and had no effect on the Condensed Consolidated Statement of Operations.

Loan Procurement Costs

The Company adjusted its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 to reflect a change in amortization period of certain loan procurement costs, associated with debt instruments with increasing interest rates. The loan procurement costs were being amortized over a period inconsistent with the determination of the debt instruments’ interest cost.

Other Assets / Rental Income

The Company adjusted its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 for adjustments to certain leasing transactions. The misstatement related to the period in which the revenue associated with certain tenants had been recognized.

Accounts Payable and Accrued Expense

The Company adjusted its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 to accrue for utility costs at period end and workers compensation expense that had been understated as a result of erroneous information used to previously calculate the expense.

Related Party Revenue

The Company adjusted its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 to change the classification of management fee revenue earned through the Company’s management of certain facilities owned by related parties from “Rental income” to “Other-related party.”

In addition, the Company adjusted its Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 to correct the presentation of the change in accounts payable related to real estate investment as an Investing Activity where it had previously been reported as an Operating Activity, and the Company added a disclosure regarding cash paid for interest, net of interest capitalized.

The following tables recap the adjustments described above:

			Discontinued
	Previously Reported	Restatement Adjustments	Operations (see Note 11)	As Restated
	(in thousands)
For the three months ended September 30, 2006
Statement of Operations
Rental income	$52,562	$(126)	$(415)	$52,021
Other - related party	$—	$126	$—	$126
Property operating expenses	$21,978	$23	$(145)	$21,856
Total operating expenses	$46,067	$23	$(238)	$45,852
Operating income	$10,339	$(23)	$(198)	$10,118
Loss before minority interests and discontinued operations	$(2,117)	$(23)	$(105)	$(2,245)
Minority interests	$176	$2	$9	$187
Net loss	$(1,941)	$(21)	$—	$(1,962)

			Discontinued
	Previously Reported	Restatement Adjustments	Operations (see Note 11)	As Restated
	(in thousands)
For the nine months ended September 30, 2006
Statement of Operations
Rental income	$147,444	$(340)	$(1,198)	$145,906
Other - related party	$—	$340	$—	$340
Property operating expenses	$61,792	$23	$(440)	$61,375
Total operating expenses	$126,290	$23	$(719)	$125,594
Operating income	$31,717	$(23)	$(541)	$31,153
Loss before minority interests	$(2,982)	$(23)	$(265)	$(3,270)
Minority interests	$249	$2	$20	$271
Net loss	$(2,733)	$(21)	$—	$(2,754)
Statement of Cash Flows
Cash Flows from Operating Activities:
Net loss	$(2,733)	$(21)	$—	$(2,754)
Adjustments to reconcile net loss to net cash provided by operating activities:
Minority interests	$(249)	$(2)	$—	$(251)
Changes in other operating accounts
Accounts payable and accrued expenses	$3,146	$53	$—	$3,199
Net cash provided by operating activities	$48,232	$30	$—	$48,262
Cash Flows from Investing Activities:
Acquisitions, additions and improvements to storage facilities	$(305,385)	$(30)	$—	$(305,415)
Proceeds from sale of marketable securities	$—	$114,170	$—	$114,170
Investment in marketable securities	$—	$(19,000)	$—	$(19,000)
Increase in restricted cash	$(42)	$(192)	$—	$(234)
Net cash used in investing activites	$(341,087)	$94,948	$—	$(246,139)
Increase (decrease) in cash and cash equivalents	$(185,198)	$94,978	$—	$(90,220)
Cash and cash equivalents at beginning of period	$201,098	$(99,419)	$—	$101,679
Cash and cash equivalents at end of period	$15,900	$(4,441)	$—	$11,459

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006, as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company is in the process of evaluating the impact of SFAS No. 159 on its financial statements.

4.  STORAGE FACILITIES

The Company’s real estate assets are summarized as follows:

	September 30,	December 31,
	2007	2006
	(in thousands)

Land	$394,966	$370,196
Buildings and improvements	1,328,319	1,226,690
Equipment	178,337	173,496
Construction in progress	2,557	1,482
Total	1,904,179	1,771,864
Less accumulated depreciation	(251,752)	(205,049)
Storage facilities — net	$1,652,427	$1,566,815

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2006 to September 30, 2007:

Facility/Portfolio	Transaction Date	Total Number of Facilities	Purchase / Sale Price (in thousands)

2007 Acquisitions
Sanford Portfolio	January 2007	1	$6,300
Grand Central Portfolio	January 2007	2	13,200
Rising Tide Portfolio	September 2007	14	121,100
		17	$140,600

2007 Dispositions
South Carolina Assets	May 2007	3	$12,750
		3	$12,750

2006 Acquisitions
Nashville, TN Portfolio	January 2006	2	$13,100
Dallas, TX Portfolio	January 2006	2	11,500
U-Stor Self Storage Portfolio	February 2006	3	10,800
Sure Save Portfolio	February 2006	24	164,500
Texas Storage Portfolio	March 2006	4	22,500
Nickey Portfolio	April 2006	4	13,600
SecurCare Portfolio	May 2006	4	35,700
Texas Storage Portfolio	June 2006	1	6,500
Jernigan Portfolio	July 2006	9	45,300
U-Stor Self Storage Portfolio	August 2006	1	3,500
Bailes Portfolio	August 2006	3	15,600
In & Out Self Storage Portfolio	August 2006	1	7,600
Texas Storage Portfolio	September 2006	2	12,200
		60	$362,400

The following table summarizes the change in number of self-storage facilities from January 1, 2006 through September 30, 2007:

	2007	2006
Balance - Beginning of year	399	339
Facilities acquired	17	60
Facilities consolidated	(2)	—
Facilities sold	(3)	—
Balance - End of period	411	399

5.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

As of September 30, 2007, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans.  The outstanding balance on the Company’s credit facility was $391.5 million at September 30, 2007 and was comprised of $200 million of unsecured term loan borrowings and $191.5 million of unsecured revolving loans.  Approximately $58.5 million was available under the Company’s unsecured credit facility at September 30, 2007.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At September 30, 2007, borrowings under the unsecured credit facility had a weighted average interest rate of 6.35% after giving consideration to the interest rate swaps and caps more fully described in Note 7.  The company was in compliance with all financial covenants at September 30, 2007.

On September 14, 2007, the Company and its Operating Partnership entered into a secured term loan agreement that allows for term loans in the aggregate principal amount of up to $50 million. Each term loan matures on November 20, 2009, subject to extension in the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of September 30, 2007, there was one term loan outstanding for $47.4 million.  The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007.  At September 30, 2007, the outstanding term loan had an interest rate of 6.95%.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective Interest	Maturity
Mortgage Loan	2007	2006	Rate	Date
	(in thousands)

YSI XXIII	$—	$1,322	—	—
YSI XVI	13,979	14,261	6.49%	Nov-07
YSI XXII	—	993	5.00%	Nov-07
YSI XXIX	4,269	4,374	5.00%	Jan-08
YSI XXI	1,190	1,217	5.00%	Apr-08
Acq IV	2,376	2,425	7.71%	Dec-08
Acq VI	1,756	1,787	8.43%	Aug-09
YSI III	87,128	88,332	5.09%	Nov-09
YSI I	87,179	88,362	5.19%	May-10
YSI IV	6,246	6,299	5.25%	Jul-10
YSI XXVI	10,013	10,175	5.00%	Oct-10
YSI XXV	8,228	8,304	5.00%	Oct-10
Promissory Notes	110	132	5.97%	Nov-10
YSI II	87,243	88,400	5.33%	Jan-11
YSI XII	1,608	1,634	5.97%	Sep-11
YSI XIII	1,382	1,404	5.97%	Sep-11
YSI VI	79,918	80,000	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI XIV	1,920	1,952	5.97%	Jan-13
YSI VII	3,294	3,334	6.50%	Jun-13
YSI IX	2,070	2,096	6.50%	Jun-13
YSI VIII	1,882	1,905	6.50%	Jun-13
YSI XVII	4,504	4,583	6.32%	Jul-13
YSI XXX	8,078	8,233	5.59%	Nov-13
YSI XXVII	551	561	5.59%	Nov-13
YSI XI	2,619	2,660	5.87%	Dec-13
YSI V	3,459	3,513	5.25%	Jan-14
YSI XXVIII	1,685	1,712	5.59%	Feb-14
YSI X	4,320	4,367	5.87%	Jan-15
YSI XV	2,009	2,036	6.41%	Jan-15
YSI XX	70,022	71,050	5.97%	Nov-15
Unamortized fair value	1,256	1,507	—	—

Total mortgage loans and notes payable	$580,294	$588,930

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at September 30, 2007 (in thousands):

2007	$16,445
2008	16,950
2009	94,360
2010	112,428
2011	88,114
2012 and thereafter	250,741
Total mortgage payments	579,038
Plus: Unamortized debt premiums	1,256
Total mortgage indebtedness	$580,294

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s use of derivative instruments is limited to the utilization of interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is highly-effective as a hedge, it accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations.  If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively and will reflect in its statement of operations realized and unrealized gains and losses in respect of the derivative.

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.   Therefore, the interest rate swaps are recorded in the condensed and consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

At September 30, 2007, the Company had interest rate swap agreements for notional principal amounts aggregating $75 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum and on $25 million of credit facility borrowings at 4.716% per annum, in each case until November 2009.  The interest rate cap agreements effectively limit the interest rate on $20 million of credit facility borrowings at 5.50% and an additional $20 million of credit facility borrowings at 6.00% per annum until December 2007.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2007 (in thousands):

		Notional			Fair
Hedge Product	Hedge Type	Amount	Strike	Maturity	Value

Cap	Cash flow	$20,000	5.5000%	12/21/2007
Cap	Cash flow	$20,000	6.0000%	12/21/2007
Swap	Cash flow	$50,000	4.7725%	11/20/2009	$(304)
Swap	Cash flow	$25,000	4.7160%	11/20/2009	$(123)

8.  MINORITY INTERESTS

Operating Partnership minority interests relate to the interests in the Operating Partnership that are not owned by the Company, which at September 30, 2007 and December 31, 2006 amounted to approximately 8.1% and 8.3%, respectively.  These minority interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company received the redemption notice.

Number of limited partnership units

As of December 31, 2006	5,198,855
Units issued	—
Units redeemed, May 2007	(15,000)
Units redeemed, June 2007	(60,000)
Units redeemed, August 2007	(43,927)
As of September 30, 2007	5,079,928

9.  RELATED PARTY TRANSACTIONS

Robert J. Amsdell, former Chief Executive Officer and Chairman of the Board of Trustees, retired from the Board effective as of February 13, 2007.  Barry L. Amsdell submitted his letter of resignation from the Board on February 20, 2007.  Effective as of February 19, 2007, Todd C. Amsdell, President of U-Store-It Development LLC, a subsidiary of the Company, resigned.

Amsdell Settlement/Rising Tide Acquisition

On September 14, 2007, the Company settled all pending state and federal court litigation involving the Company and the interests of Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell and Kyle Amsdell, son of Robert and brother of Todd Amsdell (collectively, the “Amsdells”), and Rising Tide Development LLC, a company owned and controlled by Robert J. Amsdell and Barry L. Amsdell (“Rising Tide”).  The Board of Trustees of the Company, along with the Corporate Governance and Nominating Committee, approved the terms of the settlement.

In addition, on September 14, 2007, the Operating Partnership purchased 14 self-storage facilities from Rising Tide for an aggregate purchase price of $121 million.  In connection with the settlement agreement and acquisition of the 14 self storage facilities, the Company considered the provisions of EITF 04-01, Accounting for Pre-existing relationships between the Parties to a Business Combination.

Pursuant to a Settlement Agreement and Mutual Release, dated August 6, 2007, (the “Settlement Agreement”) which was conditioned upon the acquisition of the 14 self-storage facilities from Rising Tide for $121 million, each of the parties to the agreement executed various agreements.  A summary of the various agreements follows:

•                  Standstill Agreement.  Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell agreed that through June 30, 2008, they would not commence or participate in any proxy solicitation or initiate any shareholder proposal; take any action to convene a meeting of shareholders; or take any actions, including making any public or private proposal or announcement, that could result in an extraordinary corporate transaction relating to the Company.

•                  First Amendment to Lease.  The Operating Partnership and Amsdell and Amsdell, an entity owned by Robert and Barry Amsdell, entered into a First Amendment to Lease which modified certain terms of all of the lease agreements the Operating Partnership has with Amsdell and Amsdell for office space in Cleveland, Ohio.  The First Amendment provided the Operating Partnership the ability to assign or sublease the office space previously used for its corporate office and certain operations.  Separately, Amsdell and Amsdell consented to the Operating Partnership’s proposed sublease to an unrelated party of approximately 22,000 square feet of office space covered by the aforementioned leases.

•                  Termination of Option Agreement.  The Operating Partnership and Rising Tide entered into an Option Termination Agreement that terminated an Option Agreement dated October 27, 2004, by and between the Operating Partnership and Rising Tide.  The Option Agreement provided the Operating Partnership with an option to acquire Rising Tide’s right, title and interest to 18 properties, including:  the 14 Rising Tide Properties discussed above; three properties that the Operating Partnership acquired in 2005 pursuant to exercise of its option; and one undeveloped property that Rising Tide has the option to acquire and that was not acquired as a part of the purchase and sale agreement.

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

•                  Amendment of Employment and Non-Compete Agreements.  As part of the Settlement Agreement, the Company entered into a Modification of Noncompetition Agreement and Termination of Employment Agreement (each a “Modification of Noncompetition Agreement and Termination of Employment Agreement”) with each of Robert J. Amsdell and Todd C. Amsdell, and a Modification of Noncompetition Agreement (“Modification of Noncompetition Agreement”) with Barry L. Amsdell, which terminates and modifies specific provisions of the noncompetition agreement the Company has with each of them, dated October 27, 2004 (the “Original Noncompetition Agreements”).  The Original Noncompetition Agreements restrict the ability of Robert J., Barry L. and Todd C. Amsdell to compete with the Company for one year and their ability to solicit employees of the Company for two years from the date of their termination employment or resignation from service as a Trustee.  Pursuant to these modification agreements, Todd C. Amsdell will be able to compete with the Company, and Robert J. and Barry L. Amsdell will be able to (a) develop the one Rising Tide property that the Company did not acquire under the Purchase Agreement and (b) compete with respect to any property identified as part of a Section 1031 “like-kind exchange” referenced in the purchase agreement.  Further, each Original Noncompetition Agreement is modified to allow each of them to hire, for any purpose, any employee or independent contractor who was terminated, has resigned or otherwise left the employment or other service of the Company or any of its affiliates on or prior to June 1, 2007.

The modification and Noncompetition Agreement and Termination of Employment Agreement with each of Robert J. Amsdell and Todd C. Amsdell also terminates the employment agreements the Company had with each of them, effective as of February 13, 2007 with respect to Robert J. Amsdell and February 19, 2007 with respect to Todd C. Amsdell.

Construction Services

Historically, the Company engaged Amsdell Construction, a company owned by Robert J. Amsdell and Barry L. Amsdell, to maintain and improve its self-storage facilities. The total payments incurred by the Company to Amsdell Construction during 2006 was approximately $11,000 and $42,000 for the three and nine months ended September 30, 2006, respectively.  The Company did not engage Amsdell Construction during 2007.

Office Leases

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell.  Pursuant to these lease agreements, during 2006 we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

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

In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for the three and nine months ended September 30, 2006 was approximately $0.2 and $0.4 and the aggregate amount of payments by us to Asdell and Amsdell under these lease agreements for the three and nine months ended September 30, 2007 was approximately $0.1 and $0.3 million, respectively.

Total future minimum rental payments under the related party lease agreements entered into as of September 30, 2007 are as follows:

Related Party
Amount
(in thousands)

2007	$119
2008	468
2009	453
2010	453
2011	475
2012 and thereafter	1,473
$3,441

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

The Operating Partnership was able to lease for corporate use from time to time an airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun was responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the Operating Partnership was responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated on June 30, 2006. The total amounts incurred for such aircraft charters described above by the Company for the nine months ended September 30, 2006 was approximately $0.1 million. No amounts were incurred after June 30, 2006 when the lease was terminated.

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist in establishing certain development protocols and processes. In connection with that assignment, the outside consultant utilized the services of the son-in-law of Dean Jernigan, President and Chief Executive Officer of the Company. Our payments for Jernigan’s son-in-law’s services totaled $110 thousand through September 30, 2007.

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

The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the nine months ended September 30, 2006 were approximately $19,000.  No amounts were incurred subsequent to June 30, 2006.

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

10.  PRO FORMA FINANCIAL INFORMATION

During 2006, the Company acquired 60 self-storage facilities for an aggregate purchase price of approximately $362.4 million. During 2007, the Company acquired 17 self-storage facilities for an aggregate purchase price of approximately $140.5 million and sold three self-storage facilities for an aggregate purchase price of approximately $12.8 million.

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

The following table summarizes, on a pro forma basis, our consolidated results of operations for the nine months ended September 30, 2007 and 2006 based on the assumptions described above:

	Nine Months Ended September 30,
	2007	2006
	(in thousands, except per share data)

Pro forma revenue	$176,224	$172,810
Pro forma loss from continuing operations	$(16,093)	$(14,540)
Loss per common share from continuing operations
Basic and diluted - as reported	$(0.16)	$(0.05)
Basic and diluted - as pro forma	$(0.28)	$(0.25)

11.  DISCONTINUED OPERATIONS

For the three and nine month periods ended September 30, 2007 and September 30, 2006, income from discontinued operations relates to three properties that the Company sold in 2007.  The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and nine month periods ended September 30, 2007 and September 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
REVENUES
Rental income	$—	$415	$587	$1,198
Other property related income	—	21	41	62
Total revenues	—	436	628	1,260

OPERATING EXPENSES
Property operating expenses	—	145	267	440
Depreciation	—	93	157	279
Total operating expenses	—	238	424	719

OPERATING INCOME	—	198	204	541

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	—	(92)	(86)	(272)
Loan procurement amortization expense	—	(1)	(1)	(5)
Interest income	—	—	1	1
Total other expense	—	(93)	(86)	(276)

Income from discontinued operations	—	105	118	265
Gain on disposition of discontinued operations	—	—	2,122	—
Minority interest attributable to discontinued operations	—	(9)	(184)	(20)
Income from discontinued operations	$—	$96	$2,056	$245

Interest expense and related amortization of loan procurement costs have been attributed to the properties disposed of as applicable and included in the results of discontinued operations.

12.  LEASE ABANDONMENT CHARGE

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices.  The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.

As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million during the three months ended September 30, 2007.  The charge is comprised of approximately $0.8 million of costs that represent the present value of the net cash flows associated with leases and the sub-lease agreement (“Contract Termination Costs”) and approximately $0.5 million of costs associated with the write-off of certain assets related to the abandoned space (“Other Associated Costs”).  The Contract Termination Costs of $0.8 million are presented as “Accounts payable and accrued rent” and the Other Associated Costs of $0.5 million were accounted for as a reduction of “Storage facilities.”  The Company will amortize the Contract Termination Costs against rental expense over the remaining life of the respective leases.

13.  INTANGIBLE ASSETS

During the three months ended September 30, 2007 (see Note 9), the Company acquired finite-lived intangible assets valued at approximately $5.3 million as part of its acquisition of 14 self-storage facilities.  The Company recognized $0.2 million of amortization during the three-month period ended September 30, 2007.  The estimated life of these assets is 12 months and the estimated remaining amortization expense that will be recognized during 2007 and 2008 is $1.3 million and $3.8 million, respectively.

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

Overview

On October 27, 2004, the Company completed its initial public offering, or IPO, pursuant to which it sold an aggregate of 28,750,000 common shares (including 3,750,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $16.00 per share. The IPO resulted in gross proceeds to the Company of $460.0 million. On October 7, 2005, the Company completed a follow-on public offering, pursuant to which it sold an aggregate of 19,665,000 common shares (including 2,565,000 shares pursuant to the exercise of the underwriters’ over-allotment option) at an offering price of $20.35 per share, for gross proceeds of approximately $400.2 million.

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At September 30, 2007 and December 31, 2006, the Company owned 411 and 399 self-storage facilities, respectively, totaling approximately 26.2 million and 25.4 million square feet, respectively.

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

In the future, the Company intends to focus on maximizing our internal growth and selectively pursuing targeted acquisitions and developments of self-storage facilities. In addition, we intend to selectively dispose of self-storage facilities that no longer meet our operating criteria or that we deem to be in areas that are no longer strategically important to us.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan areas and have numerous tenants per facility. All our operations are within the United States and no single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 8% and 7%, respectively, of total revenues for the nine months ended September 30, 2007.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent. While intangible assets for in-place leases have not historically been recorded, the Company recorded a $5.3 million intangible asset to recognize the value of in-place leases related to its acquisition of 14 self-storage facilities during the third quarter of 2007.

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

Typically these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction; and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plans. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Compensation expense recorded for the three months ended September 30, 2007 and 2006 was approximately $0.5 million and $0.6 million, respectively, and $1.3 million and $1.0 million for the nine months ended September 30, 2007 and 2006, respectively.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is in the process of evaluating the impact of SFAS No. 159 on its financial statements.

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

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2007 and 2006. At September 30, 2007 and 2006, the Company owned 411 and 399 self-storage facilities and related assets, respectively.

The following table summarizes the acquisition activity that the Company completed during the nine months ended September 30, 2007:

			Total
		Total Rentable	Number of
Facility/Portfolio	Acquisition Date	Square Feet	Facilities	Purchase Price

Sanford Portfolio	January 2007	72,550	1	$6,300
Grand Central Portfolio	January 2007	166,090	2	13,200
Rising Tide Portfolio	September 2007	1,100,050	14	121,100
	2007 Total	1,338,690	17	$140,600

The acquisitions listed are included in the Company’s results of operations from and after the acquisition date.

Comparison of Operating Results for the Three Months Ended September 30, 2007 and September 30, 2006

A comparison of net loss for the three months ended September 30, 2007 and September 30, 2006 is as follows (in thousands):

	Three Months Ended September 30,
	2007	2006
REVENUES
Rental income	$53,969	$52,021
Other property related income	4,236	3,823
Other - related party	101	126
Total revenues	58,306	55,970
OPERATING EXPENSES
Property operating expenses	25,110	21,856
Property operating expenses - related party	8	15
Depreciation	17,068	16,312
Asset write-off	—	307
Lease abandonment	1,316	—
General and administrative	5,173	7,289
General and administrative - related party	118	73
Total operating expenses	48,793	45,852
OPERATING INCOME	9,513	10,118
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(13,666)	(11,917)
Loan procurement amortization expense	(445)	(527)
Interest income	104	95
Other	—	(14)
Total other expense	(14,007)	(12,363)
LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(4,494)	(2,245)
MINORITY INTERESTS	364	187
LOSS FROM CONTINUING OPERATIONS	(4,130)	(2,058)
DISCONTINUED OPERATIONS
Income from operations	—	105
Minority interest attributable to discontinued operations	—	(9)
Income from discontinued operations	—	96
NET LOSS	$(4,130)	$(1,962)

Total Revenues

Rental income increased from $52.0 million for the three months ended September 30, 2006 to $53.9 million for the three months ended September 30, 2007, an increase of $1.9 million, or 4%. This increase is primarily attributable to additional rental income from the 2006 and 2007 acquisitions as well as $0.9 million from our same-store facilities.

Other property related income, including Other - related party, increased from $3.9 million for the three months ended September 30, 2006 to $4.3 million for the three months ended September 30, 2007, an increase of $0.4 million, or 10%. This increase is attributable to other property income from the 2006 and 2007 acquisitions as well as an increase of $0.1 million from our same-store facilities.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $21.9 million for the three months ended September 30, 2006 to $25.1 million for the three months ended September 30, 2007, an increase of $3.2 million, or 15%. This increase is primarily attributable to additional operating expenses from the 2006 and 2007 acquisitions as well as $1.4 million from our same-store facilities. Increases in operating expenses from the same-store facilities were primarily: (i) $0.7 million of additional property level personnel expenses primarily as a result of facilities being open on Sundays during 2007, and (ii) $0.4 million of increased repair and maintenance costs.

General and administrative expenses, including General and administrative – related party, decreased from $7.4 million for the three months ended September 30, 2006 to $5.3 million for the three months ended September 30, 2007, a decrease of $2.1 million, or 29%. The decrease is primarily attributable to severance costs of approximately $2.1 million in the 2006 period, related to a Company restructuring of certain management positions. Depreciation increased from $16.3 million for the three months ended September 30, 2006 to $17.1 million for the three months ended September 30, 2007, an increase of $0.8 million, or 5%. The increase is primarily attributable to additional depreciation expense related to the 2006 and 2007 acquisitions.

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices. The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term. As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million during the three months ended September 30, 2007.

Total Other Expenses

Interest expense increased from $11.9 million for the three months ended September 30, 2006 to $13.7 million for the three months ended September 30, 2007, an increase of $1.8 million, or 15%. The increase is attributable to a higher amount of outstanding debt during the three months ended September 30, 2007, primarily resulting from the financing of certain of the 2006 and 2007 acquisitions with additional borrowings.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and September 30, 2006

A comparison of net loss for the nine months ended September 30, 2007 and September 30, 2006 is as follows (in thousands):

	Nine Months Ended September 30,
	2007	2006
REVENUES
Rental income	$156,481	$145,906
Other property related income	12,929	10,501
Other - related party	340	340
Total revenues	169,750	156,747
OPERATING EXPENSES
Property operating expenses	70,475	61,375
Property operating expenses - related party	59	47
Depreciation	50,475	46,532
Asset write-off	—	307
Lease abandonment	1,316	—
General and administrative	16,736	16,810
General and administrative - related party	337	523
Total operating expenses	139,398	125,594
OPERATING INCOME	30,352	31,153
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(39,398)	(32,714)
Loan procurement amortization expense	(1,334)	(1,500)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,273)
Interest income	308	1,138
Other	(6)	(74)
Total other expense	(40,430)	(34,423)
LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(10,078)	(3,270)
MINORITY INTERESTS	822	271
LOSS FROM CONTINUING OPERATIONS	(9,256)	(2,999)
DISCONTINUED OPERATIONS
Income from operations	118	265
Gain on disposition of discontinued operations	2,122	—
Minority interest attributable to discontinued operations	(184)	(20)
Income from discontinued operations	2,056	245
NET LOSS	$(7,200)	$(2,754)

Total Revenues

Rental income increased from $145.9 million for the nine months ended September 30, 2006 to $156.5 million for the nine months ended September 30, 2007, an increase of $10.6 million, or 7%. This increase is primarily attributable to additional rental income from the 2006 and 2007 Acquisitions.

Other property related income, including Other - related party, increased from $10.8 million for the nine months ended September 30, 2006 to $13.3 million for the nine months ended September 30, 2007, an increase of $2.4 million, or 22%. This increase is primarily attributable to the other property income from the 2006 and 2007 Acquisitions.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $61.4 million for the nine months ended September 30, 2006 to $70.5 million for the nine months ended September 30, 2007, an increase of $9.1 million, or 15%. This increase is primarily attributable to additional operating expenses from the 2006 and 2007 acquisitions.

General and administrative expenses, including General and administrative – related party, decreased from $17.3 million for the nine months ended September 30, 2006 to $17.1 million for the nine months ended September 30, 2007, a decrease of $0.2 million, or 1%. The 2006 period includes approximately $2.1 million of severance costs related to a Company restructuring of certain management positions; the 2007 period includes approximately $1.2 million of non-recurring legal and other costs associated with the litigation and related settlement with the Amsdells, as well as the previously disclosed restatements and inquiry. Depreciation increased from $46.5 million for the nine months ended September 30, 2006 to $50.5 million for the nine months ended September 30, 2007, an increase of $4.0 million, or 9%. The increase is primarily attributable to additional depreciation expense related to the 2006 and 2007 acquisitions.

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices. The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term. As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million during the nine months ended September 30, 2007.

Total Other Expenses

Interest expense increased from $32.7 million for the nine months ended September 30, 2006 to $39.4 million for the nine months ended September 30, 2007, an increase of $6.7 million, or 20%. The increase is attributable to a higher amount of outstanding debt during the nine months ended September 30, 2007, primarily resulting from the financing of certain of the 2006 and 2007 Acquisitions with additional borrowings.

In conjunction with replacing the credit facility in February 2006, the Company incurred charges of $1.3 million relating to the write-off of unamortized loan procurement costs.

Interest income decreased to $0.3 million for the nine months ended September 30, 2007 from $1.1 million for the nine months ended September 30, 2006. This decrease is primarily attributable to the Company’s investment of excess proceeds from the 2005 follow-on public offering in interest bearing accounts and in short-term marketable securities until the excess proceeds were used to fund acquisitions or pay down existing debt during the 2006 period.

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

Comparison of the Three Months Ended September 30, 2007 to the Three Months Ended September 30, 2006

The following table provides information pertaining to our same-store portfolio for the three months ended September 30, 2007 and 2006 (dollars in thousands):

	Same-Store Property Portfolio				Properties		Other/		Total Portfolio
			Increase/	%	Acquired		Eliminations				Increase/	%
	2007	2006	(Decrease)	Change	2007	2006	2007	2006	2007	2006	(Decrease)	Change

REVENUES:
Rental income	$44,323	$43,387	$936	2%	$9,646	$8,634	$—	$—	$53,969	$52,021	$1,948	4%
Other property related income	3,293	3,169	124	4%	943	654	—	—	4,236	3,823	413	11%
Other - related party	—	—	—	—	—	—	101	126	101	126	(25)	-20%
Total revenues	47,616	46,556	1,060	2%	10,589	9,288	101	126	58,306	55,970	2,336	4%

OPERATING EXPENSES:
Property operating expenses	18,537	17,125	1,412	8%	6,573	4,731	—	—	25,110	21,856	3,254	15%
Property operating expenses - related party	—	—	—	—	—	—	8	15	8	15	(7)	-47%
Subtotal	18,537	17,125	1,412	8%	6,573	4,731	8	15	25,118	21,871	3,247	15%

NET OPERATING INCOME:	$29,079	$29,431	$(352)	-1%	$4,016	$4,557	$93	$111	$33,188	$34,099	$(911)	-3%
—
Depreciation									17,068	16,312	756	5%
Asset write-off									—	307	(307)	-100%
Lease abandonment									1,316	—	1,316	0%
General and administrative									5,173	7,289	(2,116)	-29%
General and administrative - related party									118	73	45	57%
Subtotal									23,675	23,981	(306)	-1%

Operating income									9,513	10,118	(605)	-6%

Other Income (Expense):
Interest:
Interest expense on loans									(13,666)	(11,917)	(1,749)	15%
Loan procurement amortization expense									(445)	(527)	82	-16%
Interest income									104	95	9	9%
Other									—	(14)	14	-100%
Total other expense									(14,007)	(12,363)	(1,644)	13%

LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS									(4,494)	(2,245)	(2,249)	100%

MINORITY INTERESTS									364	187	177	95%

LOSS FROM CONTINUING OPERATIONS									(4,130)	(2,058)	(2,072)	101%
DISCONTINUED OPERATIONS
Income from operations									—	105	(105)	-100%
Minority interest attributable to discontinued operations									—	(9)	9	-100%
Income from discontinued operations									—	96	(96)	-100%

NET LOSS									$(4,130)	$(1,962)	$(2,168)	111%

Same-store revenues increased from $43.4 during the three month period ended September 30, 2006 to $44.3 million for the three month period ended September 30, 2007, an increase of $0.9 million or 2%. Same-store property operating expenses increased from $17.1 million for the three months ended September 30, 2006 to $18.5 million for the three months ended September 30, 2007, an increase of $1.4 million, or 8%. The increase related primarily to year-over-year increases in repairs and maintenance expense and landscaping expense.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense on loans, loan procurement amortization expense, early extinguishment of debt, minority interest, gain or loss on sale of storage facilities, other, lease abandonment, depreciation and general and administrative; and deducting from net income: income from discontinued operations, gains on sale of self-storage facilities and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

We believe NOI is useful to investors in evaluating our operating performance because:

•         It is one of the primary measures used by our management and our facility managers to evaluate the economic productivity of our facilities, including our ability to lease our facilities, increase pricing and occupancy, and control our property operating expenses;

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2007 to the Nine Months Ended September 30, 2006

A comparison of cash flow operating, investing and financing activities for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007	2006	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$45,537	$48,262	$(2,725)
Investing activities	$(144,688)	$(246,139)	$101,451
Financing activities	$85,338	$107,657	$(22,319)

Cash provided by operating activities decreased from $48.3 million in 2006 to $45.5 million in 2007, a decrease of $2.7 million, or 6%. The decrease is primarily attributable to an increase in interest expense of $6.7 million during 2007 as compared to the 2006, offset by increased cash flow from the properties acquired during 2006 and 2007.

Cash used in investing activities decreased from $246.1 million in 2006 to $144.7 million in 2007, a decrease of $101.4 million, or 41%. The decrease in cash used in investing activities is primarily attributable to (i) significantly higher acquisition activity in the 2006 period (60 facilities for an aggregate purchase price of $362.4 million) relative to the 2007 period (17 facilities for an aggregate purchase price of $140.5 million), offset by (ii) proceeds from the sale of marketable securities in the 2006 period of $95.2 million compared to no similar activity in the 2007 period.

Cash provided by financing activities decreased by $22.3 million year over year primarily attributable to more borrowings on revolving credit facilities to fund acquisitions in the 2006 period ($161 million of net borrowings) than in the 2007 period ($140.0 million of net borrowings).

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $5.9 million in available cash and cash equivalents. In addition, we had approximately $58.5 million of available borrowings under our revolving credit facility.

In February 2006, our Operating Partnership entered into a three-year, $250.0 million unsecured revolving credit facility. The credit facility allowed us to increase the amount that could be borrowed up to $350.0 million at a later date. The facility was scheduled to mature in February 2009, with the option for a one-year extended maturity date. Borrowings under the facility bore interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin depending on our leverage ratio. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate ranged from 0.15% to 0.60%. The Eurodollar rate is a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate ranged from 1.15% to 1.60%. We used the credit facility principally to finance acquisitions, development of self-storage facilities, debt repayments and for general working capital purposes. Upon entering into this agreement, we utilized the facility to repay a $30.0 million 60-day term loan. Amounts borrowed under this facility were repaid using proceeds from a new credit facility in November 2006.

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

In November 2006, we and our Operating Partnership entered into a three-year, $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving credit facility. The facility consists of a $200 million term loan and a $250 million revolving credit facility. The new facility has a three-year term with a one-year extension option and scheduled termination in November 2009. Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating. The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period. The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.

Our ability to borrow under this credit facility will be subject to our ongoing compliance with the following financial covenants, among others:

•         Maximum total indebtedness to total asset value of 65%;

•         Minimum interest coverage ratio of 2.0:1.0;

•         Minimum fixed charge coverage ratio of 1.6:1.0; and

•         Minimum tangible net worth of $673.2 million plus 75% of net proceeds from future equity issuances.

In September 2007, the Company and its Operating Partnership entered into a secured term loan agreement which allows for term loans in the aggregate principal amount of up to $50 million. Each term loan matures in November 2009, subject to extension at the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility. As of September 30, 2007, there was one term loan outstanding for $47.4 million. The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007. At September 30, 2007, the outstanding term loan had an interest rate of 6.95%. Financial covenants for the secured term loan are identical to the financial covenants for the unsecured credit facility described above.

During August and September 2007, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At September 30, 2007, the Company had interest rate swap agreements for notional principal amounts aggregating $75 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum and on $25 million of credit facility borrowings at 4.716% per annum, in each case until November 2009. The interest rate cap agreements effectively limit the interest rate on $20 million of credit facility borrowings at 5.50% and an additional $20 million of credit facility borrowings at 6.00% per annum until December 2007. The notional amount at September 30, 2007 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space from us at our facilities. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers. While we believe that the facilities in which we invest — self-storage facilities — are less sensitive to near-term economic downturns, prolonged economic downturns will adversely affect cash flow from operations.

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax. The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2007, we expect to incur costs totaling $7 to $10 million for recurring capital expenditures and we expect such costs in 2008 to be approximately $8 to $12 million. In addition, our scheduled principal payments on debt over the balance of 2007 are approximately $16.4 million and scheduled principal payments in 2008 are approximately $17 million. We expect to meet our short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under our revolving credit facility.

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

Contractual Obligations

The following table summarizes our known contractual obligations as of September 30, 2007 (in thousands):

	Payments Due by Period
							2012 and
	Total	2007	2008	2009	2010	2011	thereafter
Mortgage loans and notes payable (a)	$579,038	$16,445	$16,950	$94,360	$112,428	$88,114	$250,741
Revolving credit facility, unsecured term loan and secured term loan	438,944	—	—	438,944	—	—	—
Interest payments	190,590	50,710	49,324	32,115	22,290	14,216	21,935
Ground leases and third party office lease	2,792	167	537	434	428	428	798
Related party office leases	3,441	119	468	453	453	475	1,473
Software contracts	805	105	350	350	—	—	—
Employment contracts	1,732	369	775	588	—	—	—
Total	$1,217,342	$67,915	$68,404	$567,244	$135,599	$103,233	$274,947

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

Our financial instruments consist of both fixed and variable rate debt. As of September 30, 2007, our consolidated debt consisted of $580.3 million in fixed rate loans payable, $191.5 million borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $47.4 million in a variable rate secured term loan. All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position. Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.4 million a year. If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.4 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $19.6 million. If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $20.6 million.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (notwithstanding of the material weaknesses discussed below) as of the end of the period covered by this report have been designed and are functioning effectively. Such disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Material Weaknesses Previously Disclosed

In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2006, the Company identified certain accounting errors that led it to conclude that its previously issued financial statements should be restated due to a misclassification of marketable securities held at December 31, 2005 as cash and cash equivalents. In connection with correcting this error, management restated the prior period financial statements for additional historical errors related to cash and cash equivalents, marketable securities, restricted cash, distributions payable, rental revenues, workers compensation expense, loan procurement cost amortization, and several other matters. In connection with the restatement, management determined that there were material weaknesses in the operation of our internal controls over financial reporting, as more fully described below.

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

•                  During the third quarter of 2006, the Company completed its conversion to a new revenue management software system, Centershift® STORE TM, which provides the Company with an enhanced and automated rental management and point-of-sale software solution. This new system did not require customization by the Company or its vendor. Pre-implementation testing and post-implementation reviews were conducted by management to ensure that internal controls surrounding the system implementation process, the applications and the closing process were properly designed to prevent material financial statement errors

•                  On December 11, 2006, the Company hired a new Chief Accounting Officer, Timothy M. Martin

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

During 2007, we have taken the following remediation activities to continue to address these material weaknesses:

•                  On February 5, 2007, the Company hired a new manager of financial reporting

•                  On February 13, 2007, the Company’s non-executive Chairman of the Board retired

•                  Effective February 19, 2007, the Company’s former Chief Operating Officer and President of its Development subsidiary resigned

•                  The Company has moved its Finance, Accounting and Information Technology departments to the Philadelphia area and hired a new finance and accounting staff. We believe this represents a significant change with respect to the personnel responsible for the effectiveness of transaction processing and review activities in our control environment

•                  The Company instituted additional procedures around the preparation and review of quarterly financial data including more robust monitoring of budget to actual variance analyses, a broader internal disclosure committee, and an internal sub-certification process.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On May 29, 2007, the Company, the Operating Partnership and YSI Management, LLC (“YSI”) filed a lawsuit in the Cuyahoga County Court of Common Pleas, in Cuyahoga County, Ohio, captioned U-Store-It Trust, U-Store-It, L.P., and YSI Management, LLC v. Rising Tide Development, Robert J. Amsdell, Todd C. Amsdell, and Kyle V. Amsdell (the “First Ohio Lawsuit”), wherein the Company alleged misconduct by the defendants during a period when Robert and Todd Amsdell served as a trustee and an executive officer, respectively, of the Company following an investigation into these matters. Specifically, the Company alleged a conspiracy among the defendants to deflate occupancy levels at several properties owned by Rising Tide, an entity owned by Barry and Robert Amsdell. The Company had an option to purchase the Rising Tide owned properties contingent upon achieving occupancy levels specified in an option agreement between Rising Tide and the Company. The Company further alleged that Robert and Todd Amsdell breached fiduciary duties owed to the Company as a result of their involvement in the alleged conspiracy and that each violated certain provisions prohibiting solicitation of Company employees contained in non-competition agreements between the Company and Robert and Todd Amsdell.

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

Rising Tide and Robert Amsdell responded to the First Ohio Lawsuit by raising counterclaims against the Company and filing claims against the Company’s Chief Executive Officer and President and its General Counsel. Rising Tide alleged that the Company violated the parties’ property management agreement, raised other claims related to the parties’ property management and option agreements, and requested an accounting of YSI’s financial statements. Rising Tide sought unspecified compensatory damages for these claims. Robert Amsdell alleged that the Company’s Chief Executive Officer and President and its General Counsel inappropriately withheld stock certificates due him. Robert Amsdell also alleged that these parties published false statements about him, which Robert Amsdell also claimed entitled him to an unspecified amount of monetary damages. Robert Amsdell further sought a declaratory judgment holding that he had not violated his employment agreement with the Company, as the Company had alleged.

Todd Amsdell filed a case captioned Todd Amsdell v. U-Store-It Trust, U-Store-It Development Co., LLC and Dean Jernigan, in the Cuyahoga Court of Common Pleas, Cuyahoga County, Ohio (the “Second Ohio Lawsuit”). In the Second Ohio Lawsuit, Todd Amsdell alleged that: (1) he was falsely induced to relinquish his duties as the Company’s Chief Operating Officer in exchange for entering into an amended employment agreement, (2) the Company terminated his employment without cause, and (3) the defendants breached an employment agreement by failing to pay Todd Amsdell certain compensation he claimed he was due under his employment agreement. The First Ohio Lawsuit and the Second Ohio Lawsuit (together, “the Ohio Litigation”) were consolidated by the Court on July 18, 2007.

On July 13, 2007, Robert Amsdell filed a lawsuit against the Company in the District Court of Maryland (the “Maryland Lawsuit”) captioned Robert J. Amsdell v. U-Store-It Trust, wherein he sought:  (1) reimbursement for all expenses he incurred as a result of the Ohio Litigation and the investigation the Company conducted into Mr. Amsdell’s actions prior to filing the First Ohio Lawsuit; (2) a Court order directing the Company to pay all of Robert Amsdell’s expenses during the Ohio Litigation; (3) and a Court order directing the Company to pay all of his expenses incurred in the Maryland Lawsuit.

On August 6, 2007, the parties reached agreement to settle all claims in the foregoing litigation pursuant to a Settlement Agreement and Mutual Release. In furtherance of the parties’ settlement, the parties executed various agreements, which are, more fully described in the Company’s Form 8-K, filed on August 7, 2007. The settlement was consummated on September 14, 2007 and the parties voluntarily dismissed, with prejudice, the Ohio Litigation and the Maryland Lawsuit.

ITEM 1A. RISK FACTORS

Financing our future growth plan or refinancing existing debt maturities could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Our ability to finance new acquisitions as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three-month period ended September 30, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

July	N/A	N/A	N/A	3,000,000
August	N/A	N/A	N/A	3,000,000
September	N/A	N/A	N/A	3,000,000

Total	N/A		N/A	3,000,000

(1)  On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares. Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased. For the three-month period ended September 30, 2007, the Company made no repurchases under this program.

ITEM 6. EXHIBITS

Exhibit No.

3.1*	Amended and Restated Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2007

10.1*

Credit Agreement, dated as of September 14, 2007, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Capital Markets, LLC, as lead arranger and book manager, and Wachovia Bank, National Association as administrative agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 14, 2007

10.2*	Form of Term Note, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 14, 2007

10.3*	Form of Guaranty, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 14, 2007

10.4*	Form of Pledge Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 14, 2007

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated herein by reference as above indicated.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST
(Registrant)

Date: November 9, 2007	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Financial Officer
(Principal Financial Officer)

Date: November 9, 2007	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Accounting Officer
(Principal Accounting Officer)