Form 10-K
period 2007-12-31
U-Store-It Trust
filed 2008-02-29
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

50 Public Square
Suite 2800
Cleveland, Ohio	44113
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (216) 274-1340

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☒     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ☐     NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☒           Accelerated Filer ☐          Non-Accelerated Filer ☐             Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common shares held by non-affiliates of the registrant was $942,351,737.

As of February 27, 2008, the number of common shares of the registrant outstanding was 57,847,325.

Documents incorporated by reference: Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

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

•         the execution of our business plan;

•         financing risks including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt;

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

ITEM 1.  BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, acquisition and development of self-storage facilities in the United States.

As of December 31, 2007, we owned 409 self-storage facilities located in 26 states and aggregating approximately 26.1 million rentable square feet.  As of December 31, 2007, our 409 facilities were approximately 79.5% leased to approximately 180,000 tenants and no single tenant accounted for more than 1% of our annual rental revenue.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for our residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats. Our facilities are specifically designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access. All of our facilities have an on-site manager during business hours, and 307, or approximately 75%, of our facilities have a manager who resides in an apartment at the facility. Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems. Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 53% of our facilities include climate controlled units, compared to the national average of 39% reported by the 2007 Self-Storage Almanac.

We were formed in July 2004 to succeed the self-storage operations owned directly and indirectly by Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, and their affiliated entities and related family trusts (which entities and family trusts are referred to herein as the “Amsdell Entities”). We are organized as a REIT under Maryland law, and we believe that we qualify for taxation as a REIT for federal income tax purposes beginning with our short taxable year ended December 31, 2004. From our inception until October 2004, we did not have any operations. We commenced operations as a publicly-traded REIT in October 2004 after completing the mergers of certain Amsdell Entities with and into us, our initial public offering (“IPO”), and the consummation of various other formation transactions that occurred concurrently with, or shortly after, completion of our IPO.

We conduct all of our business through our operating partnership, U-Store-It, L.P., of which we serve as general partner, and its subsidiaries. As of December 31, 2007, we held approximately 91.9% of the aggregate partnership interests in our operating partnership. Since its formation in 1996, our operating partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2007 and 2006, we owned 409 and 399 facilities, respectively, that contained an aggregate of 26.1 million    and 25.4 million rentable square feet with occupancy rates of 79.5% and 78.2%, respectively.  As of December 31, 2007 we had facilities in 26 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.   A complete listing of, and certain information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following acquisitions occurred during the years ended December 31, 2007 and 2006:

		Total Number of	Purchase / Sale Price (in
Facility/Portfolio	Transaction Date	Facilities	thousands)

2007 Acquisitions
Sanford Portfolio	January 2007	1	$6,300
Grand Central Portfolio	January 2007	2	13,200
Rising Tide Portfolio	September 2007	14	121,000
		17	$140,500

2007 Dispositions
South Carolina Assets	May 2007	3	$12,750
Arizona Assets	December 2007	2	6,440
		5	$19,190

2006 Acquisitions
Nashville, TN Portfolio	January 2006	2	$13,100
Dallas, TX Portfolio	January 2006	2	11,500
U-Stor Self Storage Portfolio	February 2006	3	10,800
Sure Save Portfolio	February 2006	24	164,500
Texas Storage Portfolio	March 2006	4	22,500
Nickey Portfolio	April 2006	4	13,600
SecurCare Portfolio	May 2006	4	35,700
Texas Storage Portfolio	June 2006	1	6,500
Jernigan Portfolio	July 2006	9	45,300
U-Stor Self Storage Portfolio	August 2006	1	3,500
Bailes Portfolio	August 2006	3	15,600
In & Out Self Storage Portfolio	August 2006	1	7,600
Texas Storage Portfolio	September 2006	2	12,200
		60	$362,400

The following table summarizes the change in number of self-storage facilities from January 1, 2006 through December 31, 2007:

	2007	2006
Balance - Beginning of year	399	339
Facilities acquired	17	60
Facilities consolidated	(2)	—
Facilities sold	(5)	—
Balance - End of year	409	399

Financing Activities

We entered into the following significant financings during the years ended December 31, 2007, 2006 and 2005:

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

•         AEGON USA Fixed Rate Mortgage Loan.  In November 2005, one of our subsidiaries entered into a fixed rate mortgage loan with Transamerica Financial Life Insurance Company, a subsidiary of AEGON USA Realty Advisors, Inc., in the principal amount of $72.5 million. The mortgage loan, which is secured by 36 of our self-storage facilities, bears interest at 5.97% and matures in November 2015. We assumed the obligation to enter into this loan in connection with the National Self Storage acquisition.

•         Repayment of Balance under Revolving Credit Facility.  We used a portion of the proceeds from our October 2005 public offering to pay down the outstanding balance under our then existing $150.0 million secured revolving credit facility. The facility was scheduled to terminate on October 27, 2007, with the option for us to extend the termination date to October 27, 2008.  As described below, we replaced our secured revolving credit facility with a $250.0 million unsecured revolving credit facility in February 2006.  Borrowings under the facility bore interest at a variable rate based upon the prime rate or LIBOR and in each case, a spread depending on our leverage ratio. The credit facility was secured by certain of our self-storage facilities and required that we maintain a minimum “borrowing base” of properties. As of December 31, 2005, we had no outstanding balance under our revolving credit facility.

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

•         Revolving Credit Facility.  In February 2006, we and our operating partnership entered into a three-year $250.0 million unsecured revolving credit facility with Wachovia Bank, National Association, replacing our $150.0 million secured revolving facility. The revolving credit facility was scheduled to terminate in February 2009, but we replaced it with a new revolving credit facility in November 2006 as described below.  The terms of the revolving credit facility allowed us to increase the amount that may be borrowed up to $350.0 million at a later date, if necessary. The facility required that we satisfy certain financial coverage ratios and operating covenants, including a maximum leverage ratio and a minimum interest coverage ratio. Borrowings under the facility bore interest, at the Company’s option, at either an alternate base rate or a Eurodollar rate, in each case plus an applicable margin. The alternative base interest rate was a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate varied from 0.15% to 0.60% depending on the Company’s leverage ratio. The Eurodollar rate was a periodic fixed rate equal to LIBOR. The applicable margin for the Eurodollar rate varied from 1.15% to 1.60% based on the Company’s leverage ratio.

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

•         Revolving Credit Facility.  In November 2006, we and our operating partnership entered into a new three-year $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving facility. The facility consists of a $200 million term loan and a $250 million revolving credit facility.  The new facility has a three-year term with a one-year extension option and scheduled termination in November 2009.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from

0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  At December 31, 2007, borrowings under the unsecured credit facility had a weighted average interest rate of 6.06%.

•         Secured Term Loan.  In September 2007, we and our Operating Partnership entered into a secured term loan agreement that allows for term loans in the aggregate principal amount of up to $50 million. Each term loan matures on November 20, 2009, subject to extension in the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of December 31, 2007, there was one term loan outstanding for $47.4 million.  The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007.  At December 31, 2007, the outstanding term loan had an interest rate of 6.18%.

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

Business Strategy

Our business strategy consists of several elements:

•         Maximize cash flow from our facilities — Our operating strategy focuses on achieving the highest sustainable rent levels at each of our facilities while at the same time meeting and sustaining occupancy targets. We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts, and physical occupancy with an objective of maximizing our rental revenue.

•         Acquire facilities within our targeted markets — We will continue to selectively acquire facilities in markets that we believe have high barriers to entry, strong demographic fundamentals and existing supply at or below the demand in the market. We believe the self-storage industry will continue to provide us with opportunities for growth through acquisitions due to the highly fragmented composition of the industry. We intend to acquire facilities primarily in areas that we consider to be growth markets, such as Arizona, California, Florida and the Northeastern United States.

•         Utilize our expertise in selective new developments — We seek to use our development expertise and access to multiple financing sources to pursue new developments in areas where we have facilities and perceive there to be unmet demand. We expect to pursue our development primarily in conjunction with joint venture partners.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities. Our investment committee, which consists of certain of our executive officers and is led by Dean Jernigan, our President and Chief Executive Officer, oversees our investment process. Our investment process involves five stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval) and final due diligence, and documentation. Through our investment committee, we intend to focus on the following criteria:

•         Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth. We will seek to grow our presence primarily in areas that we consider to be growth markets, such as Arizona, California, Florida and the Northeastern United States and to enter new markets should suitable opportunities arise.

•         Quality of facility — We focus on self-storage facilities that have good visibility and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

•         Growth potential — We target acquisitions that offer growth potential through increased operating efficiency and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single facilities, we seek to invest in portfolio acquisitions, searching for situations where there is significant potential for increased operating efficiency and an ability to spread our fixed costs across a large base of facilities.

From the completion of our IPO through December 31, 2007, we acquired 269 facilities totaling approximately 16.9 million rentable square feet for consideration of approximately $1.3 billion. We believe that the self-storage industry will continue to provide us with opportunities for future growth through consolidation due to the highly-fragmented composition of the industry.

Operating Segment

We have one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

Concentration

Our self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility.  No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 8% and 7% of total revenues, respectively, for the year ended December 31, 2007.  Florida, California, Illinois and New Jersey provided total revenues of approximately 19%, 16%, 7% and 6%, respectively, for the year ended December 31, 2006.

Seasonality

We experience minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents contain no limitation on the amount of debt we may incur, we maintain what we consider to be a conservative capital structure, characterized by the use of leverage in a manner that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2007, our debt to total capitalization ratio, determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units and (b) the carrying value of our total indebtedness, was approximately 64.1%. We expect to finance additional investments in self-storage facilities through the most attractive available source of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility. These capital sources may include borrowings under our revolving credit facility, selling common or preferred shares or debt securities through public offerings or private placements, incurring additional secured indebtedness, issuing units in our operating partnership in exchange for contributed property, issuing preferred units in our operating partnership to institutional partners and forming joint ventures. We also may consider selling less productive self-storage facilities from time to time in order to reallocate proceeds from these sales into more productive facilities.

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

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding, because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.

Offices

Our principal executive office is located at 50 Public Square, Suite 2800, Cleveland, OH 44113. Our telephone number is (216) 274-1340. We believe that our current facilities are adequate for our present and future operations.

Employees

As of December 31, 2007, we employed approximately 989 employees, of whom approximately 112 were corporate executive and administrative personnel and approximately 877 were property level personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. Our internet website address is www.ustoreit.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees — the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee. Copies of each of these documents are also available in print free of charge, upon request by any shareholder. You can obtain copies of these documents by contacting Investor Relations by mail at 460 E. Swedesford Road, Suite 3000, Wayne, PA  19087.

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

•                  hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts or acts of war that may result in uninsured or underinsured losses;

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

Because our portfolio of facilities consists primarily of self-storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self-storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self-storage space has been and could be adversely affected by weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

We face risks associated with actions taken by our competitors.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with other owners and operators of self-storage, some of which own properties similar to ours in the same submarkets in which our properties are located.  If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our stock and ability to satisfy our debt service obligations could be materially adversely affected.

We face risks related to balloon payments.

Approximately 50% (or approximately $573.5 million) of our mortgage and revolving indebtedness is due on or before December 31, 2009.  Certain of our mortgages will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”  There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

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

We have in the past acquired, and intend in the future to acquire, individual and portfolios of self-storage facilities that would increase our size and potentially alter our capital structure.  Although we believe that the acquisitions that we expect to undertake in the future will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risk that:

•                  we may not be able to obtain financing for acquisitions on favorable terms;

•                  acquisitions may fail to perform as expected;

•                  the actual costs of repositioning or redeveloping acquired facilities may be higher than our estimates; and

•                  acquisitions may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or an unfamiliarity with local governmental and permitting procedures.

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

Recently, domestic financial markets have experienced unusual volatility and uncertainty. While this condition has occurred most visibly within the “subprime” mortgage lending sector of the credit market, liquidity has tightened in overall domestic financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms nor can there be any assurance we can issue common or preferred equity securities at a reasonable price. Our ability to finance new acquisitions as well as our ability to refinance debt maturities could be adversely affected by our inability to secure permanent financing on reasonable terms, if at all.

We may not be able to adapt our management and operation systems to respond to the integration of additional facilities without disruption or expense.

From the completion of our IPO in October 2004 through December 31, 2007, we acquired 269 facilities, containing approximately 15.6 million rentable square feet for an aggregate cost of approximately $1.3 billion. In 2008 we acquired two additional self-storage facilities.  In addition, we expect to acquire additional self-storage facilities in the future. We cannot assure you that we will be able to adapt our management, administrative, accounting and operational systems or hire and retain sufficient operational staff to integrate these facilities into our portfolio and manage any future acquisition or development of additional facilities without operating disruptions or unanticipated costs. As we acquire or develop additional facilities, we will be subject to risks associated with managing new facilities, including customer retention and mortgage default risks. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our profitability may suffer because of acquisition-related costs or amortization costs for acquired goodwill and other intangible assets. Our failure to successfully integrate any future facilities into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

We may co-invest with third parties through joint ventures. In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the facilities owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also have the potential risk of impasse on strategic decisions, such as a sale, because neither we nor the joint venture partner would have full control over the joint venture. Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or Trustees from focusing their time and effort on our business. In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

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

We are increasingly dependent upon automated information technology processes.  While we attempt to mitigate this risk through offsite backup procedures and contracted data centers that include, in some cases, redundant operations, we could still be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack. In addition, an increasing portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations despite our deployment of anti-virus measures. Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

Potential losses may not be covered by insurance, which could result in the loss of our investment in a facility and the future cash flows from the facility.

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding, because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss at a facility that is uninsured or that exceeds policy limits, we could lose the capital invested in that facility as well as the anticipated future cash flows from that facility. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a facility after it has been damaged or destroyed. In addition, if the damaged facilities are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these facilities were irreparably damaged.

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks against our facilities, the United States or our interests, may negatively impact our operations and the value of our securities.  Attacks or armed conflicts could negatively impact the demand for self-storage facilities and increase the cost of insurance coverage for our facilities, which could reduce our profitability and cash flow.  Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

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

Under the Americans with Disabilities Act of 1990 (the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons. A number of other federal, state and local laws may also impose access and other similar requirements at our facilities. A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance. Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance. If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures.

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

Like other real estate companies that incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance existing indebtedness.  If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire new properties.  Failure to make distributions to our shareholders could result in our failure to qualify as a REIT for federal income tax purposes.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any facilities securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of facilities foreclosed on, could threaten our continued viability.

Our unsecured credit facility and unsecured term loan each contain (and any new or amended facility will likely contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain.  Our ability to borrow under our credit facility is (and any new or amended facility will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facility and term loan and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income (excluding net capital gains). The fact that we hold substantially all of our assets through the operating partnership and its subsidiaries further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income that may result in our having to make distributions at disadvantageous time or to borrow funds at unfavorable rates.  Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.

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

We cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  We have not established a minimum dividends payment level and our ability to pay dividends may be adversely affected by the risk factors described in this Annual Report on Form 10-K.  All distributions will be made at the discretion of our Board of Trustees and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Trustees may deem relevant from time to time.  We cannot assure you that we will be able to pay dividends in the future.

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

As of December 31, 2007, we had approximately 880 field personnel involved in the management and operation of our facilities. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

Robert J. Amsdell, our former Chairman and Chief Executive Officer; Barry L. Amsdell, a former Trustee; Todd C. Amsdell, our former Chief Operating Officer and former President of our development subsidiary; and the Amsdell Entities (collectively, “The Amsdell Family”) collectively own an approximate 23.3% beneficial interest in our company on a fully diluted basis and therefore have the ability to exercise significant influence on any matter presented to our shareholders.

The Amsdell Family collectively owns approximately 21.3% of our outstanding common shares, and an approximate 23.3% beneficial interest in our company on a fully diluted basis. Consequently, the Amsdell Family may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our Board of Trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of our other shareholders.

Robert J. Amsdell and Barry L. Amsdell have interests, through their ownership of limited partner units in our operating partnership that may conflict with the interests of our other shareholders.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our facilities in Florida, California, Texas, Ohio, Tennessee, Illinois and Arizona accounted for approximately 16%, 16%, 10%, 8%, 7%, 6% and 5%, respectively, of our total rentable square feet as of December 31, 2007. As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

Our business may be sensitive to economic conditions that impact consumer spending.

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending.  Future economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2007, we owned 409 self-storage facilities located in 26 states and aggregating approximately 26.1 million rentable square feet. The following table sets forth certain summary information regarding our facilities by state as of December 31, 2007.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Occupied
State	Facilities	Units	Square Feet	Square Feet	Square Feet

California	60	37,018	4,133,441	15.8%	69.7%
Florida	59	39,973	4,173,724	16.0%	80.2%
Texas	43	21,003	2,627,795	10.1%	81.1%
Ohio	35	16,364	1,999,099	7.7%	79.9%
Illinois	27	14,020	1,610,610	6.2%	79.9%
Arizona	24	12,526	1,247,447	4.8%	84.0%
Tennessee	24	12,930	1,686,433	6.3%	82.5%
Colorado	20	10,389	1,200,834	4.6%	87.9%
Connecticut	17	7,255	845,781	3.2%	76.5%
New Jersey	15	10,266	1,003,586	3.8%	75.0%
Georgia	13	9,245	1,060,144	4.1%	76.8%
New Mexico	11	4,247	459,020	1.8%	89.6%
Indiana	9	5,302	599,457	2.3%	80.4%
North Carolina	8	4,810	557,459	2.1%	86.5%
Mississippi	6	2,824	353,431	1.4%	82.5%
New York	6	3,208	349,453	1.3%	83.8%
Louisiana	5	2,358	304,555	1.2%	93.2%
Maryland	5	4,232	517,895	2.0%	86.5%
Utah	5	2,336	241,823	0.9%	93.8%
Michigan	4	1,888	270,769	1.0%	78.6%
Alabama	3	1,632	237,583	0.9%	81.5%
Massachusetts	3	1,776	172,928	0.7%	74.7%
Nevada	2	940	99,882	0.4%	83.0%
Pennsylvania	2	1,609	176,577	0.7%	79.0%
Virginia	2	1,214	130,943	0.5%	59.8%
Wisconsin	1	486	58,515	0.2%	84.1%
Total/Weighted Average	409	229,851	26,119,184	100.0%	79.5%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2007. Our ownership of each facility consists of a fee interest in the facility held by U-Store-It, L.P., our operating partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, where we have a ground lease. In addition, small parcels of land at five of our other facilities are subject to ground leases.

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Mobile I, AL	1997	1987	65,198	91.1%	468	N	0.0%
Mobile II, AL †	1997	1974/90	129,260	73.2%	801	Y	1.1%
Mobile III, AL	1998	1988/94	43,125	91.9%	363	Y	34.5%
Chandler, AZ	2005	1985	47,520	93.8%	466	Y	6.9%
Glendale, AZ	1998	1987	56,830	81.3%	554	Y	0.0%
Green Valley, AZ	2005	1985	25,200	67.8%	277	N	7.9%
Mesa I, AZ	2006	1985	52,375	91.1%	535	N	0.0%
Mesa II, AZ	2006	1981	45,295	85.4%	420	Y	8.4%
Mesa III, AZ	2006	1986	58,264	78.3%	514	Y	4.1%
Phoenix I, AZ	2006	1987	100,887	76.5%	822	Y	8.8%
Phoenix II, AZ	2006	1974	45,270	75.8%	440	Y	0.0%
Scottsdale, AZ	1998	1995	80,925	90.3%	692	Y	9.5%
Tempe, AZ	2005	1975	54,000	84.1%	410	Y	14.0%
Tucson I, AZ	1998	1974	59,350	87.7%	505	Y	0.0%
Tucson II, AZ	1998	1988	43,950	84.7%	543	Y	100.0%
Tucson III, AZ	2005	1979	49,822	78.2%	535	N	0.0%
Tucson IV, AZ	2005	1982	47,840	88.5%	524	Y	3.7%
Tucson IX, AZ	2005	1984	67,656	81.7%	653	Y	2.0%
Tucson V, AZ	2005	1982	45,160	82.8%	452	Y	3.0%
Tucson VI, AZ	2005	1982	40,778	89.3%	451	Y	3.5%
Tucson VII, AZ	2005	1982	52,738	85.4%	637	Y	2.0%
Tucson VIII, AZ	2005	1979	46,800	83.9%	504	Y	0.0%
Tucson X, AZ	2005	1981	46,350	84.6%	491	N	0.0%
Tucson XI, AZ	2005	1974	42,800	82.0%	465	Y	0.0%
Tucson XII, AZ	2005	1974	42,375	87.7%	474	Y	4.8%
Tucson XIII, AZ	2005	1974	45,792	90.0%	583	Y	0.0%
Tucson XIV, AZ	2005	1976	49,470	84.0%	579	Y	8.8%
Apple Valley I, CA	1997	1984	73,340	48.3%	594	Y	0.0%
Apple Valley II, CA	1997	1988	62,115	62.9%	495	Y	7.0%
Benicia, CA	2005	1988/93/05	74,920	82.9%	762	Y	0.0%
Bloomington I, CA	1997	1987	28,550	65.8%	218	N	0.0%
Bloomington II, CA †	1997	1987	25,860	97.1%	20	N	0.0%
Cathedral City, CA †	2006	1982/92	129,048	54.3%	1029	Y	1.9%
Citrus Heights, CA	2005	1987	75,620	62.0%	693	Y	0.0%
Diamond Bar, CA	2005	1988	103,228	81.7%	918	Y	0.0%
Escondido, CA	2007	2002	143,145	77.2%	1296	Y	6.7%
Fallbrook, CA	1997	1985/88	46,370	82.8%	461	Y	0.0%
Hemet, CA	1997	1989	66,040	76.1%	445	Y	0.0%
Highland I, CA	1997	1987	76,765	58.0%	860	Y	0.0%
Highland II, CA	2006	1982	62,257	70.1%	536	Y	0.0%
Lancaster, CA	2001	1987	61,275	53.1%	414	Y	0.0%
Long Beach, CA	2006	1974	125,213	76.5%	1424	Y	0.0%
Murrieta, CA	2005	1996	49,895	68.0%	474	Y	3.3%
North Highlands, CA	2005	1980	57,244	89.6%	481	Y	0.0%
Orangevale, CA	2005	1980	50,492	79.4%	556	Y	0.0%
Palm Springs I, CA	2006	1989	72,775	68.0%	582	Y	8.6%
Palm Springs II, CA †	2006	1982/89	122,745	57.8%	634	Y	0.0%
Pleasanton, CA	2005	2003	82,415	86.0%	718	Y	0.0%
Rancho Cordova, CA	2005	1979	53,928	79.0%	484	Y	0.0%
Redlands, CA	1997	1985	62,805	80.0%	548	N	0.0%
Rialto, CA	1997	1987	57,371	64.5%	519	Y	0.0%
Rialto II, CA	2006	1980	99,393	67.2%	779	Y	0.0%
Riverside I, CA	1997	1989	27,485	76.4%	238	N	0.0%
Riverside II, CA †	1997	1989	20,420	91.6%	18	N	0.0%
Riverside III, CA	1998	1989	46,809	70.9%	442	Y	0.0%
Riverside IV, CA	2006	1977	67,320	60.5%	715	Y	4.0%
Riverside V, CA	2006	1985	85,521	58.1%	834	Y	12.7%
Riverside VI, CA	2007	2004	74,900	67.6%	466	Y	0.0%
Roseville, CA	2005	1979	59,944	87.6%	582	Y	0.0%
Sacramento I, CA	2005	1979	50,764	88.0%	536	Y	0.0%
Sacramento II, CA	2005	1986	61,890	72.8%	583	Y	4.7%
San Bernardino I, CA	1997	1985	47,350	63.2%	460	Y	2.0%
San Bernardino II, CA	1997	1987	83,278	60.5%	609	Y	0.0%
San Bernardino III, CA	1997	1987	31,070	74.8%	259	N	0.0%
San Bernardino IV, CA	1997	1989	57,245	68.7%	597	Y	0.0%
San Bernardino IX, CA	2006	1975	117,928	44.8%	1076	Y	0.0%
San Bernardino V, CA	1997	1991	41,646	72.7%	406	Y	0.0%
San Bernardino VI, CA	1997	1985/92	35,671	76.0%	405	N	11.8%
San Bernardino VII, CA	2005	2002/04	83,507	77.9%	776	Y	4.2%
San Bernardino VIII, CA	2006	1974	56,820	56.9%	507	Y	1.3%
San Bernardino X, CA	2006	1978	78,839	66.1%	669	Y	0.0%
San Bernardino XI, CA	2006	1977	112,154	58.0%	1037	Y	0.0%
San Marcos, CA	2005	1979	37,430	91.8%	247	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Santa Ana, CA	2006	1984	65,528	72.5%	742	Y	2.4%
South Sacramento, CA	2005	1979	52,290	60.5%	434	Y	0.0%
South Palmetto, CA	1998	1982	80,505	70.1%	820	Y	0.0%
Spring Valley, CA	2006	1980	55,070	57.9%	718	Y	0.0%
Sun City, CA	1998	1989	38,435	70.1%	383	N	0.0%
Temecula I, CA	1998	1985/2003	81,740	80.0%	716	Y	46.4%
Temecula II, CA	2006	2003	84,580	42.0%	723	Y	51.3%
Thousand Palms, CA	2006	1988/01	76,336	52.0%	896	Y	60.7%
Vista I, CA	2001	1988	74,405	90.4%	621	Y	0.0%
Vista II, CA	2005	2001/02/03	147,721	78.4%	1293	Y	2.3%
Walnut, CA	2005	1987	50,708	85.6%	539	Y	9.2%
West Sacramento, CA	2005	1984	39,715	88.2%	488	Y	0.0%
Westminster, CA	2005	1983/98	68,048	93.2%	572	Y	0.0%
Yucaipa, CA	1997	1989	77,560	69.4%	671	Y	0.0%
Aurora I, CO	2005	1981	75,867	81.5%	623	Y	0.0%
Aurora II, CO	2005	1984	57,753	89.6%	475	Y	5.3%
Aurora III, CO	2005	1977	28,730	91.4%	311	Y	0.0%
Aurora IV, CO	2006	1998/99	49,700	87.3%	352	Y	0.0%
Avon, CO	2005	1989	28,227	91.5%	387	Y	22.7%
Boulder I, CO	2006	1972/75/77	47,296	88.8%	531	Y	0.0%
Boulder II, CO	2006	1983/84	101,245	90.9%	1093	Y	0.0%
Boulder III, CO	2006	1974/78	80,174	82.9%	781	Y	0.0%
Boulder IV, CO	2006	1983/98	95,148	94.0%	715	Y	7.1%
Colorado Springs, CO	2005	1986	47,975	87.3%	474	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	91.5%	433	Y	0.0%
Denver I, CO	2005	1987	58,050	79.1%	431	Y	4.4%
Denver II, CO	2006	1997	59,200	86.7%	451	Y	0.0%
Denver III, CO	2006	1999	63,700	81.9%	454	Y	0.0%
Englewood, CO	2005	1981	51,000	87.9%	366	Y	0.0%
Federal Heights, CO	2005	1980	54,770	88.2%	554	Y	0.0%
Golden, CO	2005	1985	87,832	90.7%	645	Y	1.2%
Littleton I , CO	2005	1987	53,490	89.0%	452	Y	37.4%
Littleton II, CO	2005	1982	46,175	90.4%	363	Y	0.0%
Northglenn, CO	2005	1980	52,102	87.4%	498	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	63.9%	450	Y	6.6%
Branford, CT	1995	1986	49,079	91.3%	433	Y	2.2%
Bristol, CT	2005	1989/99	47,825	83.4%	479	N	22.6%
East Windsor, CT	2005	1986/89	45,900	68.7%	309	N	0.0%
Enfield, CT	2001	1989	52,775	84.5%	381	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,230	70.6%	599	N	7.5%
Manchester I, CT (6)	2002	1999/00/01	47,125	65.1%	491	N	37.6%
Manchester II, CT	2005	1984	52,725	72.5%	411	N	0.0%
Milford, CT	1994	1975	44,885	76.0%	384	Y	4.0%
Monroe, CT	2005	1996/03	58,500	87.7%	405	N	0.0%
Mystic, CT	1994	1975/86	50,800	67.0%	538	Y	2.4%
Newington I, CT †	2005	1978/97	42,620	75.1%	258	N	0.0%
Newington II, CT	2005	1979/81	35,810	88.1%	213	N	0.0%
Old Saybrook I, CT	2005	1982/88/00	87,700	76.5%	723	N	6.3%
Old Saybrook II, CT	2005	1988/02	26,425	84.4%	257	N	55.3%
South Windsor, CT	1994	1976	71,725	66.4%	557	Y	1.1%
Stamford, CT	2005	1997	28,957	95.1%	367	N	32.8%
Boca Raton, FL	2001	1998	37,958	90.9%	605	N	68.2%
Boynton Beach I, FL	2001	1999	62,013	87.4%	812	Y	54.2%
Boynton Beach II, FL	2005	2001	61,841	79.2%	601	Y	81.3%
Bradenton I, FL	2004	1979	68,502	53.8%	659	N	2.8%
Bradenton II, FL	2004	1996	87,760	80.4%	881	Y	40.0%
Cape Coral, FL	2000*	2000	76,592	83.8%	883	Y	83.5%
Dania, FL	1994	1988	58,270	98.4%	498	Y	26.9%
Dania Beach, FL (6)	2004	1984	183,393	82.5%	2011	N	20.7%
Davie, FL	2001*	2001	81,035	85.9%	853	Y	55.7%
Deerfield Beach, FL	1998*	1998	57,600	80.6%	526	Y	39.2%
DeLand, FL	1998	1987	37,552	87.1%	401	Y	34.5%
Delray Beach, FL	2001	1999	67,809	90.6%	821	Y	39.3%
Fernandina Beach, FL	1996	1986	111,030	74.7%	897	Y	35.7%
Ft. Lauderdale, FL	1999	1999	70,596	90.9%	703	Y	46.5%
Ft. Myers, FL	1998	1998	67,546	78.3%	610	Y	67.0%
Gulf Breeze, FL	2005	1982/04	79,449	91.8%	700	N	62.7%
Jacksonville I, FL	2005	2005	80,401	60.1%	753	N	100.0%
Jacksonville II, FL	2007	2004	65,020	86.0%	688	N	100.0%
Jacksonville III, FL	2007	2003	65,603	82.5%	723	N	100.0%
Jacksonville IV, FL	2007	2006	78,604	33.9%	756	N	100.0%
Jacksonville V, FL	2007	2004	81,860	73.1%	753	N	82.3%
Kendall, FL	2007	2003	75,395	84.7%	710	N	71.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Lake Worth, FL †	1998	1998/02	163,683	82.0%	1408	Y	36.4%
Lakeland I, FL	1994	1988	48,911	82.2%	484	Y	79.6%
Lakeland II, FL	1996	1984	47,680	81.1%	351	Y	19.0%
Leesburg, FL	1997	1988	59,840	82.4%	484	Y	17.7%
Lutz I, FL	2004	2000	72,495	49.7%	633	Y	34.1%
Lutz II, FL	2004	1999	69,292	70.3%	536	Y	20.6%
Margate I, FL †	1994	1979/81	54,405	87.5%	339	N	9.8%
Margate II, FL †	1996	1985	65,168	87.3%	437	Y	28.8%
Merrit Island, FL	2000	2000	50,427	86.8%	465	Y	56.8%
Miami I, FL	1995	1995	46,925	89.7%	565	Y	52.2%
Miami II, FL	1994	1987	57,040	73.0%	612	Y	0.0%
Miami III, FL	1994	1989	67,060	85.2%	571	Y	8.0%
Miami IV, FL	1995	1987	58,315	86.1%	614	Y	7.3%
Miami V, FL	1995	1976	78,465	79.2%	344	Y	4.0%
Miami VI, FL	2005	1988/03	150,510	70.8%	1518	N	86.8%
Naples I, FL	1996	1996	48,050	81.1%	351	Y	26.6%
Naples II, FL	1997	1985	65,850	81.1%	671	Y	44.6%
Naples III, FL	1997	1981/83	81,145	67.2%	876	Y	24.3%
Naples IV, FL	1998	1990	40,975	67.8%	458	N	43.4%
Ocala, FL	1994	1988	41,891	86.5%	375	Y	9.8%
Ocoee, FL	2005	1997	76,250	87.7%	652	Y	15.5%
Orange City, FL	2004	2001	59,636	80.5%	669	N	39.2%
Orlando I, FL (6)	1997	1987	52,170	84.9%	515	Y	4.9%
Orlando II, FL	2005	2002/04	62,864	89.9%	592	N	74.1%
Orlando III, FL	2006	1988/90/96	104,165	77.3%	796	Y	6.9%
Oviedo, FL	2006	1988/1991	49,256	80.2%	444	Y	3.2%
Pembroke Pines, FL	1997	1997	67,337	88.8%	718	Y	63.2%
Royal Palm Beach I, FL †	1994	1988	98,961	67.7%	692	Y	54.5%
Royal Palm Beach II, FL †	2007	2004	81,515	73.5%	817	N	82.3%
Sanford, FL	2006	1988/2006	61,810	90.4%	452	Y	28.6%
Sarasota, FL	1998	1998	70,788	76.0%	554	Y	42.3%
St. Augustine, FL	1996	1985	59,670	78.7%	734	Y	29.9%
Stuart I, FL	1997	1986	41,324	78.7%	542	Y	26.9%
Stuart II, FL	1997	1995	86,924	77.8%	1007	Y	51.4%
SW Ranches, FL	2007	2004	64,955	80.1%	650	N	85.3%
Tampa I, FL	1994	1987	60,700	86.6%	421	Y	0.0%
Tampa II, FL	2001	1985	55,997	84.1%	480	Y	17.1%
Tampa III, FL	2007	2001/2002	83,788	77.7%	807	N	28.4%
Vero Beach, FL	1997	1986/1987	50,390	75.6%	513	N	23.7%
West Palm Beach I, FL	2001	1997	67,973	84.0%	1025	Y	47.2%
West Palm Beach II, FL	2004	1996	93,764	89.4%	890	Y	74.4%
Alpharetta, GA	2001	1996	90,485	76.5%	678	Y	75.1%
Austell , GA	2006	2000	83,615	74.2%	676	Y	65.9%
Decatur, GA	1998	1986	148,480	82.9%	1356	Y	3.1%
Norcross, GA	2001	1997	85,390	80.8%	607	Y	55.3%
Peachtree City, GA	2001	1997	49,845	83.5%	453	N	75.6%
Smyrna, GA	2001	2000	56,820	94.9%	507	Y	100.0%
Snellville, GA	2007	1996/1997	79,950	89.9%	772	Y	27.1%
Suwanee I, GA	2007	2000/2003	85,450	82.8%	633	Y	28.6%
Suwanee II, GA	2007	2005	79,640	62.8%	630	N	60.8%
Addison, IL	2004	1979	31,275	82.4%	370	Y	0.0%
Aurora, IL	2004	1996	73,845	67.7%	563	Y	6.9%
Bartlett, IL	2004	1987	51,525	81.6%	414	Y	33.6%
Bellwood, IL	2001	1999	86,575	83.3%	747	Y	52.2%
Des Plaines, IL (6)	2004	1978	74,600	79.4%	644	N	0.0%
Elk Grove Village, IL	2004	1987	64,304	87.8%	648	Y	5.6%
Glenview, IL	2004	1998	100,115	84.5%	743	Y	100.0%
Gurnee, IL	2004	1987	80,300	78.3%	728	Y	34.1%
Hanover, IL	2004	1987	41,174	92.7%	419	Y	0.4%
Harvey, IL	2004	1987	60,315	90.0%	584	Y	2.9%
Joliet, IL	2004	1993	74,350	52.6%	480	Y	100.0%
Kildeer, IL	2004	1988	46,475	85.8%	429	Y	0.0%
Lombard, IL	2004	1981	57,736	88.6%	547	Y	9.9%
Mount Prospect, IL	2004	1979	65,000	81.3%	603	Y	12.7%
Mundelein, IL	2004	1990	44,700	80.1%	493	Y	8.9%
North Chicago, IL	2004	1985	53,300	83.5%	435	N	0.0%
Plainfield I, IL	2004	1998	53,900	80.2%	403	N	3.3%
Plainfield II, IL	2005	2000	52,100	64.2%	357	N	22.7%
Schaumburg, IL	2004	1988	31,235	83.5%	323	N	5.6%
Streamwood, IL	2004	1982	64,305	74.9%	572	N	4.4%
Warrensville, IL	2005	1977/89	48,796	84.6%	385	N	0.0%
Waukegan, IL	2004	1977	79,750	77.7%	703	Y	8.4%
West Chicago, IL	2004	1979	48,475	80.6%	435	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Westmont, IL	2004	1979	53,700	89.0%	402	Y	0.0%
Wheeling I, IL	2004	1974	54,210	81.5%	502	Y	0.0%
Wheeling II, IL	2004	1979	67,825	68.2%	619	Y	7.3%
Woodridge, IL	2004	1987	50,725	91.3%	472	Y	7.6%
Indianapolis I, IN	2004	1987	43,600	91.5%	327	N	0.0%
Indianapolis II, IN	2004	1997	44,900	80.3%	456	Y	15.6%
Indianapolis III, IN	2004	1999	60,850	83.3%	501	Y	32.8%
Indianapolis IV, IN	2004	1976	68,250	77.8%	615	Y	0.0%
Indianapolis IX, IN	2004	1976	61,732	83.7%	549	Y	0.0%
Indianapolis V, IN	2004	1999	74,825	91.1%	587	Y	33.6%
Indianapolis VI, IN	2004	1976	73,353	74.1%	728	Y	0.0%
Indianapolis VII, IN	2004	1992	91,807	77.7%	818	Y	6.4%
Indianapolis VIII, IN	2004	1975	80,140	71.1%	721	Y	0.0%
Baton Rouge I, LA	1997	1980	55,474	92.2%	464	Y	8.3%
Baton Rouge II, LA	1997	1980/1995	80,452	94.1%	585	Y	40.4%
Baton Rouge III, LA	1997	1982	60,770	95.6%	445	Y	10.3%
Prairieville, LA	1998	1991	28,319	83.5%	341	Y	6.3%
Slidell, LA	2001	1998	79,540	94.5%	523	Y	46.6%
Boston, MA	2002	2001	60,270	76.7%	619	Y	100.0%
Leominster, MA	1998	1987/88/00	54,081	74.8%	504	Y	38.5%
Medford, MA	2007	2001	58,577	72.5%	653	Y	96.0%
Baltimore, MD	2001	1999/00	93,700	84.1%	843	Y	45.5%
California, MD	2004	1998	77,678	83.8%	761	Y	38.9%
Gaithersburg, MD	2005	1998	86,970	84.0%	795	Y	41.7%
Laurel, MD †	2001	1978/99/00	162,297	92.4%	1018	Y	41.0%
Temple Hills, MD	2001	2000	97,250	83.3%	815	Y	68.8%
Grand Rapids, MI	1996	1976	87,031	72.8%	526	Y	0.0%
Portage, MI (6)	1996	1980	50,280	82.3%	387	N	0.0%
Romulus, MI	1997	1997	42,175	81.6%	340	Y	7.5%
Wyoming, MI	1996	1987	91,283	80.5%	635	N	0.0%
Biloxi, MS	1997	1978/93	66,394	85.4%	594	Y	12.2%
Gautier, MS	1997	1981	35,925	83.5%	305	Y	7.4%
Gulfport I, MS	1997	1970	68,320	83.2%	494	Y	11.0%
Gulfport II, MS	1997	1986	64,445	92.6%	448	Y	18.7%
Gulfport III, MS	1997	1977/93	61,251	83.7%	517	Y	33.5%
Waveland, MS	1998	1982/83/84/93	57,096	64.8%	466	Y	37.9%
Belmont, NC	2001	1996/97/98	80,512	91.8%	605	N	25.2%
Burlington I, NC	2001	1990/91/93/94/98	109,545	73.2%	966	N	0.7%
Burlington II, NC	2001	1991	42,280	77.3%	397	Y	12.1%
Cary, NC	2001	1993/94/97	111,772	82.3%	798	N	7.3%
Charlotte, NC	1999	1999	69,000	95.5%	738	Y	52.8%
Fayetteville I, NC	1997	1981	41,450	97.9%	347	N	0.0%
Fayetteville II, NC	1997	1993/95	54,225	97.1%	547	Y	11.9%
Raleigh, NC	1998	1994/95	48,675	91.6%	412	Y	8.2%
Brick, NJ	1994	1981	52,740	73.5%	452	N	0.0%
Clifton, NJ	2005	2001	105,550	85.7%	1015	Y	85.5%
Cranford, NJ	1994	1987	91,250	82.4%	846	Y	7.9%
East Hanover, NJ	1994	1983	107,679	62.5%	1013	N	1.6%
Elizabeth, NJ	2005	1925/97	38,892	56.5%	677	N	0.0%
Fairview, NJ	1997	1989	27,676	87.3%	449	N	100.0%
Hamilton, NJ	2006	1990	70,550	58.9%	622	Y	0.0%
Hoboken, NJ	2005	1945/97	34,280	85.0%	745	N	100.0%
Jersey City, NJ	1994	1985	91,361	81.3%	1093	Y	0.0%
Linden I, NJ	1994	1983	95,575	73.6%	1059	N	2.9%
Linden II, NJ †	1994	1982	35,800	92.5%	23	N	0.0%
Morris Township, NJ (5)	1997	1972	75,576	69.9%	595	Y	1.2%
Parsippany, NJ	1997	1981	66,325	81.0%	605	Y	6.9%
Randolph, NJ	2002	1998/99	52,565	76.8%	593	Y	81.5%
Sewell, NJ	2001	1984/98	57,767	67.6%	479	N	5.0%
Albuquerque I, NM	2005	1985	65,927	86.7%	607	Y	3.2%
Albuquerque II, NM	2005	1985	58,834	89.2%	547	Y	4.2%
Albuquerque III, NM	2005	1978	41,016	93.6%	455	N	4.3%
Albuquerque IV, NM	2005	1986	57,536	87.4%	535	Y	4.7%
Albuquerque V, NM	2006	1994	52,217	91.0%	424	Y	10.2%
Carlsbad, NM	2005	1975	39,999	97.8%	343	Y	0.0%
Deming, NM	2005	1973/83	33,005	81.9%	246	Y	0.0%
Las Cruces, NM	2005	1984	43,850	85.7%	401	Y	3.0%
Lovington, NM	2005	1975	15,751	95.2%	264	Y	0.0%
Silver City, NM	2005	1972	26,875	91.8%	255	Y	0.0%
Truth or Consequences, NM	2005	1977/99/00	24,010	92.3%	170	Y	0.0%
Las Vegas I, NV †	2006	1986	50,882	80.6%	402	Y	5.0%
Las Vegas II, NV	2006	1997	49,000	85.4%	538	Y	76.5%
Endicott, NY	2005	1989	35,930	90.8%	296	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Jamaica, NY	2001	2000	89,455	75.7%	924	Y	100.0%
New Rochelle, NY †	2005	1998	48,431	94.2%	407	N	15.0%
North Babylon, NY	1998	1988/99	78,338	83.5%	652	N	9.2%
Riverhead, NY	2005	1985/86/99	38,690	91.0%	341	N	0.0%
Southold, NY †	2005	1989	58,609	79.0%	588	N	3.1%
Boardman, OH	1980	1980/89	65,495	70.5%	532	Y	24.0%
Brecksville, OH	1998	1970/89	58,452	88.5%	448	Y	25.2%
Canton I, OH	2005	1979/87	39,750	72.4%	416	N	0.0%
Canton II, OH	2005	1997	26,200	90.3%	197	N	0.0%
Centerville I, OH	2004	1976	86,390	73.2%	640	Y	0.0%
Centerville II, OH	2004	1976	43,400	66.1%	308	N	0.0%
Cleveland I, OH	2005	1997/99	45,950	86.9%	341	Y	4.9%
Cleveland II, OH	2005	2000	58,450	64.1%	582	Y	0.0%
Columbus, OH	2006	1999	66,875	71.9%	600	Y	28.1%
Dayton I, OH	2004	1978	43,100	78.0%	345	N	0.0%
Dayton II, OH	2005	1989/00	48,149	90.1%	387	Y	1.7%
Euclid I, OH	1988*	1988	46,910	83.6%	438	Y	22.2%
Euclid II, OH	1988*	1988	47,275	87.6%	378	Y	0.0%
Grove City, OH	2006	1997	89,290	80.5%	776	Y	16.9%
Hilliard, OH	2006	1995	89,715	67.1%	780	Y	24.5%
Hudson, OH †	1998	1987	65,240	82.7%	393	N	9.3%
Lakewood, OH	1989*	1989	39,267	82.3%	467	Y	24.5%
Louisville, OH	2005	1988/90	53,960	79.1%	387	N	0.0%
Marblehead, OH	2005	1988/98	52,300	75.9%	386	Y	0.0%
Mason, OH	1998	1981	33,900	90.0%	283	Y	0.0%
Mentor, OH	2005	1983/99	51,275	80.7%	369	N	16.1%
Miamisburg, OH	2004	1975	59,930	78.7%	432	Y	0.0%
Middleburg Heights, OH	1980*	1980	93,025	84.3%	694	Y	3.8%
North Canton I, OH	1979*	1979	45,400	83.5%	321	Y	0.0%
North Canton II, OH	1983*	1983	44,180	84.3%	351	Y	15.8%
North Olmsted I, OH	1979*	1979	48,665	89.1%	442	Y	7.0%
North Olmsted II, OH	1988*	1988	47,850	88.7%	398	Y	14.2%
North Randall, OH	1998*	1998/02	80,099	87.0%	792	N	90.8%
Perry, OH	2005	1992/97	63,850	79.1%	425	Y	0.0%
Reynoldsburg, OH	2006	1979	67,545	68.2%	669	Y	0.0%
Strongsville, OH	2007	1978	43,727	80.8%	399	Y	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,331	80.8%	734	Y	0.0%
Westlake, OH	2005	2001	62,750	89.8%	455	Y	6.1%
Willoughby, OH	2005	1997	34,454	79.5%	269	Y	10.0%
Youngstown, OH	1977*	1977	65,950	83.9%	530	Y	1.2%
Levittown, PA	2001	2000	76,230	81.0%	667	Y	36.3%
Philadelphia, PA	2001	1999	100,347	77.5%	942	N	29.8%
Alcoa, TN	2005	1986	42,325	86.7%	364	Y	0.0%
Antioch, TN	2005	1985/98	76,150	91.9%	602	Y	8.2%
Cordova I, TN	2005	1987	54,225	88.2%	388	Y	0.0%
Cordova II, TN	2006	1995	67,600	86.7%	720	Y	7.2%
Knoxville I, TN	1997	1984	29,377	89.3%	296	Y	6.8%
Knoxville II, TN	1997	1985	38,000	87.7%	340	Y	6.9%
Knoxville III, TN	1998	1991	45,736	85.3%	452	Y	6.9%
Knoxville IV, TN	1998	1983	58,852	82.2%	440	N	1.1%
Knoxville V, TN	1998	1977	42,790	94.8%	372	N	0.0%
Knoxville VI, TN	2005	1975	63,440	79.5%	587	Y	0.0%
Knoxville VII, TN	2005	1983	54,994	84.1%	448	Y	0.0%
Knoxville VIII, TN	2005	1978	96,518	79.1%	771	Y	0.0%
Memphis I, TN	2001	1999	91,300	92.6%	700	N	51.3%
Memphis II, TN	2001	2000	71,960	84.7%	560	N	46.3%
Memphis III, TN	2005	1983	41,137	87.3%	356	Y	6.9%
Memphis IV, TN	2005	1986	38,750	86.9%	326	Y	7.9%
Memphis V, TN	2005	1981	60,370	84.2%	499	Y	0.0%
Memphis VI, TN	2006	1985/93	109,317	79.4%	873	Y	3.2%
Memphis VII, TN	2006	1980/85	115,303	77.6%	582	Y	0.0%
Memphis VIII, TN †	2006	1990	96,060	70.3%	562	Y	0.0%
Nashville I, TN	2005	1984	106,930	65.8%	700	Y	0.0%
Nashville II, TN	2005	1986/00	83,274	86.5%	633	Y	6.5%
Nashville III, TN	2006	1985	99,600	75.0%	638	Y	5.1%
Nashville IV, TN	2006	1986/00	102,425	88.6%	721	Y	7.0%
Austin I, TX	2005	2001	59,520	70.3%	547	Y	59.1%
Austin II, TX	2006	2000/03	65,401	94.8%	594	Y	38.8%
Austin III, TX	2006	2004	71,030	79.7%	581	Y	84.9%
Baytown, TX	2005	1981	38,950	92.2%	365	Y	0.0%
Bryan, TX	2005	1994	60,450	78.9%	495	Y	0.0%
College Station, TX	2005	1993	26,550	88.7%	346	N	0.0%
Dallas, TX	2005	2000	58,707	79.2%	552	Y	26.3%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Denton, TX	2006	1996	60,836	83.8%	514	Y	3.9%
El Paso I, TX	2005	1980	59,864	87.7%	515	Y	0.9%
El Paso II, TX	2005	1980	48,692	84.8%	415	Y	0.0%
El Paso III, TX	2005	1980	71,276	87.7%	611	Y	2.0%
El Paso IV, TX	2005	1983	48,962	78.0%	383	Y	4.6%
El Paso V, TX	2005	1982	62,825	85.4%	395	Y	0.0%
El Paso VI, TX	2005	1985	36,620	81.0%	264	Y	0.0%
El Paso VII, TX †	2005	1982	34,545	80.8%	17	N	0.0%
Fort Worth I, TX	2005	2000	49,778	72.7%	405	Y	27.0%
Fort Worth II, TX	2006	2003	72,925	75.7%	668	Y	49.0%
Frisco I, TX	2005	1996	50,854	89.8%	443	Y	17.5%
Frisco II, TX	2005	1998/02	71,339	78.1%	519	Y	22.4%
Frisco III, TX	2006	2004	72,275	66.5%	594	Y	87.5%
Garland I, TX	2006	1991	70,000	83.5%	682	Y	4.6%
Garland II, TX	2006	2004	68,475	69.1%	476	Y	39.7%
Greenville I, TX	2005	2001/04	59,385	90.7%	452	Y	28.8%
Greenville II, TX	2005	2001	44,900	71.8%	318	N	36.3%
Houston I, TX	2005	1981	101,350	93.9%	635	Y	0.0%
Houston II, TX	2005	1977	71,300	88.3%	389	Y	0.0%
Houston III, TX	2005	1984	60,820	88.0%	479	Y	4.0%
Houston IV, TX	2005	1987	43,775	94.7%	378	Y	6.2%
Houston V, TX †	2006	1980/1997	127,145	79.0%	1016	Y	54.7%
Keller, TX	2006	2000	61,885	96.9%	488	Y	21.1%
La Porte, TX	2005	1984	45,100	86.3%	434	Y	18.6%
Lewisville, TX	2006	1996	58,465	82.8%	439	Y	19.3%
Mansfield, TX	2006	2003	63,025	83.9%	501	Y	38.4%
McKinney I, TX	2005	1996	47,020	96.7%	370	Y	9.2%
McKinney II, TX	2006	1996	70,050	92.7%	540	Y	46.3%
North Richland Hills, TX	2005	2002	57,025	78.3%	451	Y	47.4%
Roanoke, TX	2005	1996/01	59,400	93.3%	455	Y	30.1%
San Antonio I, TX	2005	2005	75,270	39.4%	584	Y	78.8%
San Antonio II, TX	2006	2005	73,205	62.3%	672	N	82.3%
San Antonio III, TX	2007	2006	72,525	49.6%	579	N	87.1%
Sherman I, TX	2005	1998	55,050	85.5%	514	Y	20.8%
Sherman II, TX	2005	1996	48,425	85.2%	392	Y	30.9%
Spring, TX	2006	1980/86	72,801	88.2%	536	Y	14.2%
Murray I, UT	2005	1976	60,280	93.1%	679	Y	0.0%
Murray II, UT †	2005	1978	71,421	98.0%	384	Y	2.6%
Salt Lake City I, UT	2005	1976	56,446	88.5%	763	Y	0.0%
Salt Lake City II, UT	2005	1978	53,676	94.6%	510	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,450	62.6%	634	N	21.5%
Fredericksburg II, VA	2005	1998/01	61,493	56.7%	580	N	100.0%
Milwaukee, WI	2004	1988	58,515	84.1%	486	Y	0.0%

Total/Weighted Average (409 facilities)			26,119,184	79.5%	229,851

* Denotes facilities developed by us.

† Denotes facilities that contain a significant amount of commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2007, there was an aggregate of approximately 753,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2007.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled units.

(5) We do not own the land at this facility.  We leased the land pursuant to a ground lease that expires in 2008, but have nine five-year renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2008 and 2015.

Our growth has been achieved by internal growth and by adding facilities to our portfolio each year through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2007 for each of the last three years, grouped by the year end during which we first owned or operated the facility.

Our Facilities by Year Acquired - Average Occupied Square Feet (2)

		Rentable Square
Year Acquired (1)	# of Facilities	Feet	2005	2006	2007
2004 and earlier	195	12,606,750	82.8%	81.4%	80.6%
2005	137	7,614,578	81.9%	80.2%	82.6%
2006	60	4,578,622		75.6%	75.2%
2007	17	1,319,234			71.3%
All Facilities Owned as of December 31, 2007	409	26,119,184	82.6%	80.2%	80.0%

Our Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

Year Acquired (1)	# of Facilities	2005	2006	2007
2004 and earlier	195	$10.80	$11.38	$11.57
2005	137	8.34	10.53	10.43
2006	60		10.22	10.26
2007	17			11.16
All Facilities Owned as of December 31, 2007	409	$9.88	$10.61	$10.99

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

Facilities by Year Acquired - Average Occupied Square Feet (2)

Year Acquired (1)	# of Facilities	2005	2006	2007
2004 and earlier	195	10,575,509	10,348,470	10,189,296
2005	137	6,256,685	6,238,827	6,299,831
2006	60		3,465,677	3,452,109
2007	17			934,799
All Facilities Owned as of December 31, 2007	409	16,832,194	20,052,974	20,876,035

Facilities by Year Acquired - Total Revenues (3)

Year Acquired (1)	# of Facilities	2005	2006	2007
2004 and earlier	195	117,248	122,022	124,466
2005	137	28,105	63,610	69,603
2006	60		26,659	37,837
2007	17			4,969
All Facilities Owned as of December 31, 2007 (4)	409	145,353	212,291	236,875

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

(4)  Represents total revenues as presented in our historical financial statements.

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected units, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2008, we anticipate spending approximately $7 million to $9 million associated with these capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2007.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2007, there were approximately 29 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared
2006
First quarter	$22.28	$19.94	$0.29
Second quarter	19.75	16.05	0.29
Third quarter	21.94	18.51	0.29
Fourth quarter	22.66	20.35	0.29
2007
First quarter	23.20	19.57	0.29
Second quarter	20.11	16.14	0.29
Third quarter	16.61	12.15	0.29
Fourth quarter	14.31	9.16	0.18

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The characterization of our dividends for 2007 was 29.42% ordinary income, 6.39% capital gain distribution and 64.19% return of capital.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning with October 22, 2004 (the first closing share price following the initial public offering of our common shares) and ending December 31, 2007.

	Period Ending
Index	10/22/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07
U-Store-It Trust	$100.00	$108.44	$120.81	$133.37	$122.93	$137.82	$112.91	$65.58
S&P 500	100.00	110.97	110.65	116.30	119.45	134.67	144.26	142.29
Russell 2000	100.00	115.08	113.64	120.32	130.20	142.42	151.60	140.19
NAREIT All Equity REIT Index	100.00	111.12	118.21	124.64	140.74	168.34	158.43	141.92

The following table provides information about repurchases of the Company’s common shares during the three-month period ended December 31, 2007:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

October	N/A	N/A	N/A	3,000,000
November	N/A	N/A	N/A	3,000,000
December	N/A	N/A	N/A	3,000,000

Total	N/A		N/A	3,000,000

(1)  On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  For the three-month period ended December 31, 2007, the Company made no repurchases under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a historical consolidated basis for the Company, and on a combined historical basis for Acquiport/Amsdell (the “Predecessor”). The selected historical financial information as of December 31, 2007 and 2006 and for each of the periods indicated in the five-year period ended December 31, 2007 were derived from the Company’s and the Predecessor’s financial statements. Historical information for the Company has not been presented prior to October 21, 2004, the date on which the Company consummated the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, because during the period prior to the mergers, the Company did not have material corporate activity.

The Predecessor’s combined historical financial information includes the following entities, which are the entities referred to collectively in this Form 10-K as Acquiport/Amsdell, for periods prior to October 21, 2004: the operating partnership (formerly known as Acquiport/Amsdell I Limited Partnership, which is sometimes referred to herein as “Acquiport I”) and its consolidated subsidiaries, Acquiport/Amsdell III, LLC (“Acquiport III”), Acquiport/Amsdell IV, LLC, Acquiport/Amsdell V, LLC, Acquiport/Amsdell VI, LLC, Acquiport/Amsdell VII, LLC, and USI II, LLC. The Predecessor also includes three additional facilities: Lakewood, OH; Lake Worth, FL; and Vero Beach I, FL which were contributed to our operating partnership in connection with the IPO. All intercompany balances and transactions are eliminated in consolidation and combination. At October 20, 2004, the Predecessor owned 155 self-storage facilities.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Company and the Predecessor and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	The Company				The Predecessor (1)
	Year Ended December 31,			Period October 21, through December 31,	Period January 1, through October 20,	Year Ended December 31,

	2007	2006	2005	2004	2004	2003
			(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental income	$211,974	$195,331	$135,169	$21,410	$65,722	$76,898
Other property related income	16,828	14,816	10,001	1,452	3,211	3,916
Other - related party	365	457	405	71	—	—
Total revenues	229,167	210,604	145,575	22,933	68,933	80,814
Operating expenses:
Property operating expenses	96,802	85,415	54,793	9,767	26,170	28,089
Property operating expense -related party	59	69	43	—	—	—
Depreciation	70,192	64,079	39,479	5,800	16,528	19,494
Asset write-off	—	305	—	—	—	—
Lease abandonment charge	1,316	—	—	—	—	—
General and administrative	21,966	21,675	17,786	4,140	—	—
General and administrative -related party	337	613	736	114	—	—
Management fees — related party (2)	—	—	—	—	3,689	4,361
Total operating expenses	190,672	172,156	112,837	19,821	46,387	51,944
Operating income	38,495	38,448	32,738	3,112	22,546	28,870
Interest:
Interest expense on loans	(54,108)	(45,628)	(31,907)	(4,428)	(19,385)	(15,128)
Loan procurement amortization expense	(1,772)	(1,972)	(2,045)	(286)	(5,958)	(1,296)
Early extinguishment of debt	—	(1,907)	(93)	(7,012)	—	—
Costs incurred to acquire management company — related party	—	—	—	(22,152)	—	—
Interest income	401	1,336	2,404	37	69	12
Other	118	191	(47)	(78)	—	—
Income (loss) from continuing operations before minority interest	(16,866)	(9,532)	1,050	(30,807)	(2,728)	12,458
Minority interest	1,385	790	(71)	898	—	—
Income (loss) from continuing operations	(15,481)	(8,742)	979	(29,909)	(2,728)	12,458
Discontinued operations:
Income from operations	102	208	452	—	—	171
Gain on sale of storage facilities	2,517	—	179	—	—	3,329
Minority interest attributable to discontinued operations	(215)	(17)	(42)	—	—	—
Income from discontinued operations	2,404	191	589	—	—	3,500
Net income (loss)	$(13,077)	$(8,551)	$1,568	$(29,909)	$(2,728)	$15,958
Basic and diluted earnings (loss) per share from continuing operations	$(0.26)	$(0.15)	$0.02	$(0.80)
Basic and diluted earnings per share from discontinued operations	$0.04	$—	$0.02	$—
Basic and diluted earnings (loss) per share	$(0.22)	$(0.15)	$0.04	$(0.80)
Weighted average basic common shares outstanding (3)	57,497	57,287	42,120	37,478
Weighted average diluted common shares outstanding (3)	57,497	57,287	42,203	37,478
Distribution declared (4)	$1.05	$1.16	$1.13	$0.20

	The Company				The Predecessor (1)
	Year Ended December 31,			Period October 21, through December 31,	Period January 1, through October 20,	Year Ended December 31,

	2007	2006	2005	2004	2004	2003
	(in thousands, except per share data)
Balance Sheet Data (as of end of period):
Storage facilities, net	$1,647,118	$1,566,815	$1,246,295	$729,155		$395,599
Total assets	1,687,831	1,615,339	1,476,321	774,272		410,636
Revolving credit facility	219,000	90,500	—	—		—
Unsecured term loan	200,000	200,000	—	—		—
Secured term loan	47,444	—	—	—		—
Mortgage loans and notes payable	561,057	588,930	669,282	380,496		271,571
Total liabilities	1,083,230	930,948	714,157	406,243		280,743
Minority interest	48,982	56,898	63,695	10,804		—
Shareholders’/owners’ equity	555,619	627,493	698,469	357,225		129,893
Total liabilities and shareholders’/owners’ equity	1,687,831	1,615,339	1,476,321	774,272		410,636

Other Data:
Number of facilities (end of period)	409	399	339	201	155	155
Total rentable square feet (end of period)	26,119	25,436	20,828	12,978	9,683	9,863
Occupancy (end of period)	79.5%	78.2%	81.2%	82.2%	85.2%	82.6%
Cash dividends declared per share (4)	$1.05	$1.16	$1.13	$0.20

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

(4)          The Company announced a pro rata dividend of $0.2009 per common share on November 24, 2004, full quarterly dividends of $0.28 per common share on March 2, 2005; May 31, 2005 and August 24, 2005 and dividends of $0.29 per common share on December 1, 2005; February 22, 2006; April 24, 2006; August 23, 2006; November 3, 2006; February 21, 2007; May 8, 2007; and August 14, 2007; and a dividend of $0.18 per common share on December 13, 2007.

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

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At December 31, 2007 and 2006, the Company owned 409 and 399 self-storage facilities, respectively, totaling approximately 26.1 and 25.4 million rentable square feet, respectively.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 8% and 7%, respectively, of total revenues for the year ended December 31, 2007.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report. A summary of significant accounting policies is also provided in the notes to our consolidated financial statements (See Note 2 to the consolidated financial statements). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent. While intangible assets for in-place leases have not historically been recorded, the Company recorded a $6.8 million intangible asset to recognize the value of in-place leases related to its acquisition of 14 self-storage facilities during the third quarter of 2007.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. The Company recorded an asset impairment charge of $2.3 million for the year ended December 31, 2005 related to hurricane damage (See Note 17 to the Consolidated and Combined Financial Statements) and impairment charges totaling $0.4 million for the year ended December 31, 2007, related to fire and flood damage.

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

Share Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our equity incentive plans. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period. Additionally, certain restricted share units awarded to our former Chief Executive Officer in 2005 were scheduled to vest immediately upon his retirement from the Company as he had reached the retirement age set forth in his award agreement. Accordingly, share compensation expense related to this issuance was expensed fully in 2005.

Minority Interests

As of September 30, 2005, the Company recorded the operating partnership units issued in connection with the National Self Storage transaction as conditionally redeemable as the result of a special redemption right (see Note 4 and Note 7 to the consolidated financial statements) for a discussion of the National Self Storage transaction). On October 25, 2005, the sellers in the National Self Storage transaction agreed to terminate the Special Redemption Right, effective as of July 15, 2005 (the first date on which National Self Storage facilities were acquired by the operating partnership under the purchase agreement). From the issuance date until October 25, 2005, the Company elected to accrete changes in the redemption value of the National Self Storage units issued over the period from the date of issuance to the earliest redemption date (one year from the date of initial issuance) on a pro rata basis. Upon termination of the Special Redemption Right, the Company classified these units in minority interest. The amount of accretion recorded through October 25, 2005 was approximately $3.0 million. Effective October 26, 2005, minority interest represents issued and outstanding operating partnership units.

Minority Interests include income allocated to holders of the operating partnership units. Income is allocated to the minority interests based on their ownership percentage of the operating partnership. This ownership percentage, as well as the total net assets of the operating partnership, changes when additional common shares or operating partnership units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Shareholders’ Equity and Owners’ Equity (Deficit) (rather than separately allocating the minority interest for each individual capital transaction).

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  FAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on description, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 became effective for the Company on January 1, 2007.  The adoption of FIN 48 in 2007 did not have a material effect on the consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — An Amendment of FASB Nos. 133 and 140.  The purpose of SFAS No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006.  The adoption of SFAS No. 155 in 2007 did not have a material effect on the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of Operating Results for the Years Ended December 31, 2007 and 2006 (not including discontinued operations)

 Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by acquisition activities in 2007 and 2006 as listed below. At December 31, 2007 and 2006, the Company owned 409 and 399 self-storage facilities and related assets, respectively.

•     In 2007, 17 self-storage facilities were acquired for approximately $140.5 million (the “2007 Acquisitions”).

•     In 2007, 5 self-storage facilities were sold for approximately $19.2 million (the “2007 Dispositions”).

•     In 2006, 60 self-storage facilities were acquired for approximately $362.4 million (the “2006 Acquisitions”).

A comparison of net income (loss) for the years ended December 31, 2007 and 2006 is as follows:

	For the year ended December 31,
	2007	2006
REVENUES	(in thousands)
Rental income	$211,974	$195,331
Other property related income	16,828	14,816
Other - related party	365	457
Total revenues	229,167	210,604
OPERATING EXPENSES
Property operating expenses	96,802	85,415
Property operating expenses - related party	59	69
Depreciation	70,192	64,079
Asset write-off	—	305
Lease abandonment	1,316	—
General and administrative	21,966	21,675
General and administrative - related party	337	613
Total operating expenses	190,672	172,156
OPERATING INCOME	38,495	38,448
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(54,108)	(45,628)
Loan procurement amortization expense	(1,772)	(1,972)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,907)
Interest income	401	1,336
Other	118	191
Total other expense	(55,361)	(47,980)
LOSS FROM CONTINUING OPERATIONS	$(16,866)	$(9,532)

Total Revenues

Rental income increased from $195.3 million in 2006 to $211.9 million in 2007, an increase of $16.6 million, or 8%. This increase is primarily attributable to (i) additional rental income from the 2007 Acquisitions, (ii) a full year contribution from the 2006 Acquisitions, and (iii) an increase in rental income from our pool of same-store facilities of approximately $3.0 million resulting from rate increases and an increase in average occupancy from 81.2% to 81.7%.

Other property related income, including Other – related party, increased from $15.3 million in 2006 to $17.2 million in 2007, an increase of $1.9 million, or 12%. This increase is primarily attributable to the other property income from the 2007 Acquisitions and a full year contribution from the 2006 Acquisitions.

Total Operating Expenses

Property operating expenses, including property operating expenses – related party, increased from $85.5 million in 2006 to $96.9 million in 2007, an increase of $11.4 million, or 13%. This increase is primarily attributable to (i) additional operating expenses from the 2007 Acquisitions, (ii) a full year of operating expenses from the 2006 Acquisitions, and (iii) an increase in repair and maintenance expenses of $1.2 million as part of the Company’s effort to address deferred maintenance items during 2007.

General and administrative expenses, including General and administrative expenses – related party, remained unchanged at $22.3 million.  The 2006 period includes approximately $2.7 million of severance costs related to a Company restructuring of certain management positions; the 2007 period includes approximately $1.2 million of non-recurring legal and professional costs associated with the litigation and related settlement with the Amsdells.

Depreciation increased from $64.1 million in 2006 to $70.1 million in 2007, an increase of $6.0 million, or 9%. The increase is primarily attributable to additional depreciation expense related to the 2007 Acquisitions and a full year of depreciation expense related to the 2006 Acquisitions.

Asset write-off of $0.3 million represents the disposal of the Company’s former point of sale system, which was replaced with CentershiftTM in the third quarter of 2006.

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices.  The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.  As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million during 2007.

Total Other Expenses

Interest expense increased from $45.6 million in 2006 to $54.1 million in 2007, an increase of $8.5 million, or 19%. The increase is attributable to a higher amount of outstanding debt in 2007 primarily resulting from the financing of the 2007 Acquisitions, which was primarily funded through the revolving credit facility and secured term loan.  An additional source of the increase is a full year of interest expense related to debt assumed in conjunction with the 2006 Acquisitions.

Loan procurement amortization expense decreased from $2.0 million in 2006 to $1.8 million in 2007, a decrease of $0.2 million, or 10%.  The decrease is attributable to the repayment of five mortgages during 2007.

In conjunction with the two revolving credit facility financings during 2006, the Company incurred charges of $1.9 million relating to the write-off of unamortized loan procurement costs.

Interest income decreased to $0.4 million in 2007 from $1.3 million in 2006. This decrease is primarily attributable to the Company’s investment of excess proceeds from the 2005 follow-on public offering in interest bearing accounts and in short-term marketable securities until the excess proceeds were used to fund acquisitions or pay down existing debt during the first quarter of 2006.

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

In 2005, 146 self-storage facilities were acquired for approximately $547.9 million. During 2005, four self-storage facilities were sold for approximately $6.2 million, and accordingly results of operations for these facilities have been accounted for as discontinued operations. The Company also reduced its reported number of facilities during 2005 by consolidating four facilities into existing adjacent facilities.  Based upon total acquisitions, dispositions and consolidations, the Company had a net increase of 138 facilities in 2005 (the “2005 Acquisitions”).

A comparison of net income (loss) for the years ended December 31, 2006 and 2005 is as follows:

	For the year ended December 31,
	2006	2005
REVENUES	(in thousands)
Rental income	$195,331	$135,169
Other property related income	14,816	10,001
Other - related party	457	405
Total revenues	210,604	145,575
OPERATING EXPENSES
Property operating expenses	85,415	54,793
Property operating expenses - related party	69	43
Depreciation	64,079	39,479
Asset write-off	305	—
General and administrative	21,675	17,786
General and administrative - related party	613	736
Total operating expenses	172,156	112,837
OPERATING INCOME	38,448	32,738
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(45,628)	(31,907)
Loan procurement amortization expense	(1,972)	(2,045)
Write-off of loan procurement cost due to early extinguishment of debt	(1,907)	(93)
Interest income	1,336	2,404
Other	191	(47)
Total other expense	(47,980)	(31,688)
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(9,532)	$1,050

Total Revenues

Rental income increased from $135.2 million in 2005 to $195.3 million in 2006, an increase of $60.2 million, or 45%. This increase is primarily attributable to (i) additional rental income from the 2006 Acquisitions, (ii) a full year contribution from the 2005 Acquisitions, and (iii) an increase in rental income from our pool of same-store facilities of approximately $4.6 million.

Other property related income, including Other – related party, increased from $10.4 million in 2005 to $15.3 million in 2006, an increase of $4.9 million, or 47%. This increase is primarily attributable to the other property income from the 2006 Acquisitions and a full year contribution from the 2005 Acquisitions.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $54.8 million in 2005 to $85.5 million in 2006, an increase of $30.6 million, or 56%. This increase is primarily attributable to (i) additional operating expenses from the 2006 Acquisitions, (ii) a full year of operating expenses from the 2005 Acquisitions, and (iii) an increase in operating expenses from our “same-store” facilities of approximately $5.7 million.

General and administrative, including General and administrative – related party, expenses increased from $18.5 million in 2005 to $22.3 million in 2006, an increase of $3.8 million, or 20.5%.  The increase is primarily attributable to (i) approximately $2.7 million of severance costs during 2006, (ii) approximately $0.4 million related to the settlement of a claim made based on actions taken by the Predecessor Company prior to the initial public offering, and (iii) $0.2 million related to professional fees incurred in 2006 related to reorganization.

Depreciation increased from $39.5 million in 2005 to $64.1 million in 2006, an increase of $24.6 million, or 62%. The increase is primarily attributable to additional depreciation expense related to the 2006 Acquisitions and a full year of depreciation expense related to the 2005 Acquisitions.

Asset write-off in 2006 of $0.3 million represents the disposal of the Company’s former point of sale system, which was replaced with CentershiftTM in the fourth quarter of 2006.

Total Other Expenses

Interest expense increased from $31.9 million in 2005 to $45.6 million in 2006, an increase of $13.7 million, or 43%. The increase is attributable to a higher amount of outstanding debt in 2006 primarily resulting from the financing of certain of the 2006 Acquisitions with additional borrowings.

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

Impact of Hurricanes

As a result of hurricanes that occurred during the third quarter of 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated undiscounted future cash flows did not support the carrying value of the assets. The Company expected that insurance proceeds from its comprehensive insurance for property damage would cover the entire loss incurred, and in 2005 appropriately recorded the impairment charge and an offsetting insurance recovery of $2.3 million, of which $0.5 million was received in October 2005. The related insurance receivable was included in other assets as of December 31, 2005, and the asset impairment charge and related insurance recovery were presented net in operating expenses for the year ended December 31, 2005.  During 2006, insurance proceeds were sufficient to satisfy the insurance receivable and no balance remained as of December 31, 2007.

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

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

The following table provides information pertaining to our Same-Store portfolio for 2007 and 2006:

					Properties		Other/
	Same Store Property Portfolio				Acquired		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2007	2006	(Decrease)	Change	2007	2006	2007	2006	2007	2006	(Decrease)	Change
REVENUES:

Rental income	$173,409	$170,103	$3,306	2%	$38,564	$25,181	$1	$47	$211,974	$195,331	$16,643	9%
Other property related income	13,301	12,653	648	5%	3,299	2,150	228	13	16,828	14,816	2,012	14%
Other — related party	—	—	—	—	—	—	365	457	365	457	(92)	-20%
Total revenues	186,710	182,756	3,954	2%	41,863	27,331	594	517	229,167	210,604	18,563	9%
OPERATING EXPENSES:
Property operating expenses	72,010	69,262	2,748	4%	17,753	10,384	7,039	5,769	96,802	85,415	11,387	13%
Property operating expenses — related party	—	—	—	—	—	—	59	69	59	69	(10)	-14%
Subtotal	72,010	69,262	2,748	4%	17,753	10,384	7,098	5,838	96,861	85,484	11,377	13%
NET OPERATING INCOME:	114,700	113,494	1,206	1%	24,110	16,947	(6,504)	(5,321)	132,306	125,120	7,186	6%
Depreciation									70,192	64,079	6,113	10%
Asset write-off									—	305	(305)	-100%
Lease bandonment charge									1,316	—	1,316	—
General and administrative									21,966	21,675	291	1%
General and administrative — related party									337	613	(276)	-45%
Subtotal									93,811	86,672	7,139	8%
Operating income (loss)									38,495	38,448	47	0%

Other Income (Expense):
Interest:
Interest expense on loans									(54,108)	(45,628)	(8,480)	19%
Loan procurement amortization expense									(1,772)	(1,972)	200	-10%
Write-off of loan procurement due to early extinguishment of debt									—	(1,907)	(1907)	100%
Interest income									401	1,336	(935)	-70%
Other									118	191	(73)	-38%
Total other expense									(55,361)	(47,980)	(7,381)	15%

LOSS BEFORE MINORITY INTERESTS									(16,866)	(9,532)	(7,334)	77%
MINORITY INTERESTS									1,385	790	595	75%
LOSS FROM CONTINUING OPERATIONS									(15,481)	(8,742)	(6,739)	77%
DISCONTINUED OPERATIONS
Income from operations									102	208	(106)	-51%
Net gain on disposition of discontinued operations									2,517	—	2,517	—
Minority interest attributable to discontinued operations									(215)	(17)	(198)	1165%
Income from discontinued operations									2,404	191	2,213	1159%
NET INCOME (LOSS)									$(13,077)	$(8,551)	$(4,526)	53%

Same-store revenues increased from $182.8 million in 2006 to $186.7 million in 2007, an increase of $3.9 million, or 2%. Same-store property operating expenses increased from $69.3 million in 2006 to $72.0 million in 2007, an increase of $2.7 million, or 4%. This increase was primarily attributable to slight increases in multiple expense line items.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense on loans, loan procurement amortization expense, early extinguishment of debt, minority interest, other, depreciation, general and administrative, general and administrative-related party and lease abandonment charge; and deducting from net income: income from discontinued operations, gains on sale of self-storage facilities and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

A comparison of cash flow provided by operating, investing and financing activities for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
	2007	2006	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$62.9	$64.6	$(1.7)
Investing activities	$(153.6)	$(248.0)	$94.4
Financing activities	$75.5	$104.3	$(28.8)

Cash provided by operations decreased from $64.6 million in 2006 to $62.9 million in 2007, an decrease of $1.7 million, or 3%. The decrease is primarily attributable to the increase in certain prepaid assets, which is a result of the timing of certain expenditures.

Cash used in investing activities decreased from $248.0 million in 2006 to $153.6 million in 2007, a decrease of $94.4 million, or 38%. The decrease in cash used in investing activities is primarily attributable to $349.8 million used in the 2006 Acquisitions offset by the $169.8 million used in the 2007 Acquisitions.  Additionally, the net proceeds from sales of marketable securities in 2006 resulted in $95.1 million while the property dispositions in 2007 provided $17.9 million.

Cash provided by financing activities decreased from $104.3 million in 2006 to $75.5 million in 2007, a decrease of $28.8 million, or 28%. This decrease is primarily attributable to the net additional borrowings during 2006 of $176.4 million as compared to the net additional borrowings during 2007 of $150.6 million.  This fluctuation is a result of the 2006 Acquisition activity.

Comparison of the Year Ended December 31, 2006 to the Year Ended December 31, 2005

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2006 and 2005 is as follows:

	Year Ended December 31,
	2006	2005	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$64.6	$46.1	$18.5
Investing activities	$(248.0)	$(489.1)	$241.1
Financing activities	$104.3	$516.5	$(412.2)

Cash provided by operations increased from $46.1 million in 2005 to $64.6 million in 2006, an increase of $18.5 million, or 40.1%. The increase is primarily attributable to the incremental impact of the 60 self-storage facilities acquired in 2006.

Cash used in investing activities decreased from $489.1 million in 2005 to $248.0 million in 2006, a decrease of $241.1 million, or 49.3%. The decrease in cash used in investing activities is primarily attributable to cash used to acquire 146 self-storage facilities in 2005 of $381.1 million versus cash used to acquire 60 self-storage facilities in 2006 of $312.3 as well as the use of $125.0 million of cash in 2005 to invest in marketable securities.

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

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $4.5 million in available cash and cash equivalents. We had approximately $31.0 million and $6.5 million of available borrowings under our revolving credit facility as of December 31, 2007 and February 28, 2008, respectively.

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

In September 2007, we and our Operating Partnership entered into a secured term loan agreement which allows for term loans in the aggregate principal amount of up to $50 million. Each term loan matures in November 2009, subject to extension at the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured credit facility.  As of September 30, 2007, there was one term loan outstanding for $47.4 million.  The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007.  At December 31, 2007, the outstanding term loan had an interest rate of 6.18%.  Financial covenants for the secured term loan are identical to the financial covenants for the unsecured credit facility described above.

During August and September 2007, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2007, the Company had an interest rate swap agreements for notional principal amounts aggregating $75 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum and on $25 million of credit facility borrowings at 4.716% per annum, in each case until November 2009.  The interest rate cap agreement effectively limits the interest rate on $40 million of credit facility borrowings at 5.50% through June 2008. The notional amount at December 31, 2007 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

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

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2008, we expect to incur costs totaling $7 million to $9 million for capital expenditures. In addition, our scheduled principal payments on debt over the balance of 2008 are approximately $11.5 million and scheduled principal payments in 2009 are approximately $94.4 million.  We expect to meet our short-term liquidity needs through cash generated from operations and, if necessary, from borrowings under our revolving credit facility.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new facilities, redevelopment of operating facilities, non-recurring capital expenditures, acquisitions of facilities and repayment of indebtedness at maturity. In particular, we intend to actively pursue the acquisition of additional facilities, which will require additional capital. While these capital investments are elective by their nature, we do not expect that we will have sufficient funds on hand to cover these investments. We will have to satisfy these needs through either additional borrowings, including borrowings under our revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

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

Other Material Changes in Financial Position

	December 31,		Increase
	2007	2006	(decrease)
	(in thousands)
Selected Assets
Storage facilities — net	$1,647,118	$1,566,815	$80,303
Cash and cash equivalents	$4,517	$19,716	$(15,199)
Other assets	$14,270	$6,475	$7,795

Selected Liabilities
Revolving credit facility	$219,000	$90,500	$128,500
Secured term loan	$47,444	$-	$47,444
Distributions payable	$11,300	$18,197	$(6,897)

Storage facilities increased $80.3 million, cash and cash equivalents decreased $15.2 million, our revolving credit facility increased $128.5 million and the secured term loan increased $47.4 million primarily as a result of the 2007 Acquisitions.  The change in other assets is primarily attributable to intangible assets assumed in conjunction with the 2007 acquisitions, which had a net carrying value of $4.6 million at December 31, 2007, as well as an increase in prepaid expenses, which is related to the timing of certain expenditures.  The change in the revolving credit facility and secured term loan is also attributable to the repayment of multiple mortgage notes during 2007.  Distributions payable decreased as a result of a board approved dividend decrease from $0.29 per share in the third quarter of 2007 to $0.18 per share in the fourth quarter of 2007.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2007 (in thousands):

	Total	2008	2009	2010	2011	2012	2013 and thereafter
Mortgage loans and notes payable (a)	$559,916	$11,541	$94,425	$112,497	$88,180	$162,347	$90,926
Revolving credit facility, unsecured term loan and secured term loan	438,900	—	438,900	—	—	—	—
Interest payments (b)	169,148	59,044	50,727	22,620	14,547	10,838	11,372
Ground leases and third party office lease	2,625	537	434	428	428	387	411
Related party office leases	3,322	468	453	453	475	475	998
Software contracts	700	350	350	—	—	—	—
Employment contracts	1,363	775	588	—	—	—	—
	$1,175,974	$72,715	$585,877	$135,998	$103,630	$174,047	$103,707

(a) Amounts do not include unamortized discounts/premiums.

(b) Interest on variable rate debt calculated using LIBOR of 5.03%.

We expect that the contractual obligations owed in 2008 will be satisfied by a combination of cash generated from operations and from draws on the revolving credit facility.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.

Market Risk

Our investment policy relating to cash and cash equivalents is to preserve principal and liquidity while maximizing the return through investment of available funds.  We did not hold any auction rate securities at December 31, 2006 or December 31, 2007.

Effect of Changes in Interest Rates on our Outstanding Debt

The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one—year period.  Market values are the present value of projected future cash flows based on the market rates chosen.

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2007, our consolidated debt consisted of $556.4 million in fixed rate loans payable and variable rate loans totaling $471.1 million, consisting of $219.0 million borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $52.1 million in a variable rate secured loans.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 1%, the fair value of our outstanding fixed—rate mortgage debt would decrease by approximately $18.2 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed—rate mortgage debt would increase by approximately $19.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F—1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a—15(e) and 15(d)—15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

During the fourth quarter, we completed the remediation of the material weaknesses in internal control relating to the requisite skills and competencies or appropriate depth of experience of our accounting department personnel to assure the preparation of accurate interim and annual financial statements on a timely basis in accordance with generally accepted accounting principles; inadequate monitoring controls and the appropriate personnel with the requisite skills and competencies to execute an adequate level of oversight to accurately account for the results of our operations, which adversely affected our ability to report our financial results in a timely and accurate manner; and our lack of robust risk assessment processes, including strategic plans, that clearly defined and communicated our goals and objectives throughout our organization identified as of December 31, 2006. There have been no other changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

Management’s Report on Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

We have adopted a Code of Ethics, which is available on our website at www.u—store—it.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2008 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Meetings and Committees of the Board of Trustees.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Potential Payments Upon Termination or Change in Control,” “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	1,916,771	(1)	$18.95	(2)	4,318,445
Equity compensation plans not approved by shareholders	—		—		—
Total	1,916,771		$18.95		4,318,445

(1)

Excludes 172,814 shares subject to outstanding restricted share unit awards, 5,257 shares subject to outstanding deferred share unit awards, and 13,329 shares subject to deferred shares credited to the account of our Trustees in the U- Store-It Trust Deferred Trustees Plan.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Policies and Procedures Regarding Review, Approval or Ratification of Transactions With Related Persons,” and “Transactions With Related Persons.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Audit Committee Matters — Fees Paid to Our Independent Auditor” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report.

2. Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

3. Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b) Exhibits.  The following documents are filed as exhibits to this report:

Exhibit No.

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2*	Amended and Restated Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2007.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.1*

Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*

Credit Agreement, dated as of September 14, 2007, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Capital Markets, LLC, as lead arranger and book manager, Wachovia Bank, National Association as administrative agent and the financial institutions initially signatory thereto and their assignees, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.3*

Form of Term Note with respect to the Credit Agreement, dated as of September 14, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.4*

Form of Guaranty with respect to the Credit Agreement, dated as of September 14, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.5*

Form of Pledge Agreement, with respect to the Credit Agreement, dated as of September 14, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.6 *

First Amendment to Credit Agreement, dated as of June 12, 2007, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Bank, National Association, as agent and each of the financial institutions party thereto, as lenders, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2007.

10.7 *

Alternative Currency Note, dated as of June 12, 2007, executed on behalf of U-Store-It, L.P. , incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2007.

10.8 *

Guarantor Acknowledgment, dated as of June 12, 2007, executed on behalf of U-Store-It, L.P., U-Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2007.

10.9 *

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

10.10 *

Guaranty, dated as of November 21, 2006, executed on behalf of U-Store-It Trust, U-Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.11 *	Form of Term Note, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.12 *	Form of Revolving Note, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 28, 2006.

10.13 *	Form of Swingline Note, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.14 *

Credit Agreement, dated as of November 1, 2006, by and between U-Store-It, L.P. as borrower and Wachovia Bank, National Association as lender, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 7, 2006.

10.15 *	Note, dated as of November 1, 2006, executed on behalf of U-Store-It, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 7, 2006.

10.16 *

Guaranty, dated as of November 1, 2006, executed on behalf of U-Store-It Trust, U- Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 7, 2006.

10.17 *

Form of Security Interest regarding fixed rate mortgage loan between YSI XX LP and TransAmerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.18 *

Secured Promissory Note, dated November 1, 2005 between YSI XX LP and Transamerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.19 *

Loan Agreement, dated August 4, 2005 by and between YASKY LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.

10.20 *

Loan Agreement, dated July 19, 2005 by and between YSI VI LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.

10.21 *

Loan Agreement, dated as of October 27, 2004 by and between YSI I LLC and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.22 *

Loan Agreement, dated as of October 27, 2004 by and between YSI II LLC and Lehman Brothers Holdings Inc. d/b/a/Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.23 *

Loan Agreement, dated as of October 27, 2004 by and between YSI III LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.24 *

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

10.25 *

Purchase and Sale Agreement, by and between U-Store-It, L.P. and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.26 *

Standstill Agreement, by and among, U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.27 *

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated March 29, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.28 *

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.29 *

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.30 *

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.31 *

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.32 *

Option Termination Agreement, by and between U-Store-It, L.P. and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.33 *

Property Management Termination Agreement, by and among U-Store-It Trust, YSI Management LLC, and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.34 *

Marketing and Ancillary Services Termination Agreement, by and among U-Store-It Trust, U-Store-It Mini Warehouse Co., and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.35 *

Office Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store- it, L.P., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.36 *

Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.37 *

Lease, dated June 29, 2005 by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.38 *

Non-Exclusive Aircraft Lease Agreement, dated July 1, 2005 by and between Aqua Sun Investments, L.L.C. and U-Store-It, L.P., incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.39 *

Marketing and Ancillary Services Agreement, dated as of October 27, 2004 by and between U-Store-It Mini Warehouse Co. and Rising Tide Development, LLC incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

10.40 *

Property Management Agreement, dated as of October 27, 2004 by and between YSI Management LLC and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.41 *

Option Agreement, dated as of October 27, 2004 by and between U-Store-It, L.P. and Rising Tide Development, LLC, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.42 *

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

10.43 *†

Amended and Restated Employment Agreement, dated as of August 23, 2006, by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 28, 2006.

10.44 *†

Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.45 *†

Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.46 *†

Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.47 *†

Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.48 *†

Amended and Restated Executive Employment Agreement, dated April 20, 2007, by and between U-Store-It Trust and Kathleen A. Weigand, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.49 †	Indemnification Agreement, dated as of January 25, 2008 by and among U-Store-It Trust, U-Store-It, L.P. and Daniel B. Hurwitz, filed herewith.

10.50 *†

Indemnification Agreement, dated as of March 22, 2007 by and among U-Store-It Trust, U-Store-It, L.P. and Marianne M. Keler, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.51 *†

Indemnification Agreement, dated as of December 11, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Timothy M. Martin, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007.

10.52 *†

Indemnification Agreement, dated as of July 10, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Stephen R. Nichols, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 10, 2006.

10.53 *†

Indemnification Agreement, dated June 5, 2006 by and among U-Store-It Trust, U-Store- It, L.P. and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.54 *†

Indemnification Agreement, dated as of April 24, 2006 by and among U-Store-It Trust, U-Store-It, L.P. and Dean Jernigan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.55 *†

Indemnification Agreement, dated as of February 24, 2006 by and among U-Store-It Trust, U-Store-It, L.P. and Kathleen A. Weigand, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2006.

10.56 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.57 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.58 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.59 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.60 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Thomas A. Commes, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.61 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It  Trust, U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.62 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.63 *†

Indemnification Agreement, dated as of October 27, 2004 by and among U-Store-It Trust, U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.64 *†

Modification of Noncompetition Agreement and Termination of Employment Agreement, by and between U-Store-It Trust and Robert J. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.65 *†

Modification of Noncompetition Agreement and Termination of Employment Agreement, by and between U-Store-It Trust and Todd C. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.66 *†

Modification of Noncompetition Agreement, by and between U-Store-It Trust and Barry L. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.67 *†

Noncompetition Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007.

10.68 *†

Noncompetition Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 10, 2006.

10.69 *†

Noncompetition Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.70 *†

Noncompetition Agreement, dated as of April 24, 2006 by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.71 *†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It Trust and Barry L. Amsdell, incorporated by reference to Exhibit 10.26 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.72 *†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It Trust and Robert J. Amsdell, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.73 *†

Noncompetition Agreement, dated as of October 27, 2004 by and between U-Store-It Trust and Todd C. Amsdell, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.74 *†

Schedule of Compensation for Non-Employee Trustees of U-Store-It Trust, effective May 8, 2007 incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.75 *†	Schedule of 2008 Equity Awards for Executive Officers of U-Store-It Trust, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.76 *†

Schedule of 2007 Annual Incentive Payouts and 2008 Base Salaries for Executive Officers of U-Store-It Trust, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.77 *†	Schedule of 2007 Equity Awards to Executive Officers of U-Store-It Trust, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on March 28, 2007.

10.78 *†	Schedule of 2007 Salaries Approved for Named Executive Officers, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed February 26, 2007.

10.79 *†

Deferred Share Agreement, dated as of February 24, 2006, by and between U-Store-It Trust and Kathleen A. Weigand, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 1, 2006.

10.80 *†

Non-Qualified Share Option Agreement, dated as of July 10, 2006, by and between U- Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A, filed on July 13, 2006.

10.81 *†

Non-Qualified Share Option Agreement, dated as of June 5, 2006, by and between U- Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.82 *†

Non-Qualified Share Option Agreement, dated as of April 19, 2006, by and between U- Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.83 †	Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, filed herewith.

10.84 *†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.85 *†

Form of Nonqualified Share Option Agreement (Three-Year Vesting) under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.86 *†

Form of Non-Qualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.87 *†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.88 *†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.89 *†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.90 *†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.91 *†

Restricted Share Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007.

10.92 *†

Restricted Share Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 10, 2006.

10.93 *†

Restricted Share Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2006.

10.94 *†

U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated as of January 1, 2007, incorporated by reference to Exhibit 10.91 to the Company’s Annual Report on Form 10-K, filed March 16, 2007.

10.95 *†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated as of January 1, 2007, incorporated by reference to Exhibit 10.92 to the Company’s Annual Report on Form 10-K, filed March 16, 2007.

10.96 *†	U-Store-It Trust Deferred Trustees Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.97 *†	2007 Equity Incentive Plan of U-Store-It Trust effective as of May 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.98 *†	2004 Equity Incentive Plan of U-Store-It Trust effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

21.1	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-STORE-IT TRUST

By:	/s/ Christopher P. Marr
Christopher P. Marr
Chief Financial Officer

Date: February 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 29, 2008
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer	February 29, 2008
Dean Jernigan	(Principal Executive Officer)

/s/ Christopher P. Marr	Chief Financial Officer	February 29, 2008
Christopher P. Marr	(Principal Financial Officer)

/s/ Timothy M. Martin	Chief Accounting Officer	February 29, 2008
Timothy M. Martin	(Principal Accounting Officer)

/s/ Thomas A. Commes	Trustee	February 29, 2008
Thomas A. Commes

/s/ John C. Dannemiller	Trustee	February 29, 2008
John C. Dannemiller

/s/ Harold S. Haller	Trustee	February 29, 2008
Harold S. Haller

/s/ Daniel B. Hurwitz	Trustee	February 29, 2008
Daniel B. Hurwitz

/s/ Marianne M. Keler	Trustee	February 29, 2008
Marianne M. Keler

/s/ David J. LaRue	Trustee	February 29, 2008
David J. LaRue

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Cleveland, Ohio

We have audited the internal control over financial reporting of U-Store-It Trust and subsidiaries (the “Company”), as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007, and the financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Cleveland, Ohio

We have audited the accompanying consolidated balance sheets of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U-Store-It Trust and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 29, 2008

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2007	2006

ASSETS
Storage facilities	$1,916,396	$1,771,864
Accumulated depreciation	(269,278)	(205,049)
	1,647,118	1,566,815
Cash and cash equivalents	4,517	19,716
Restricted cash	15,818	14,126
Loan procurement costs - net of amortization	6,108	7,575
Other assets	14,270	6,475
Due from related parties	—	632
Total assets	$1,687,831	$1,615,339

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$219,000	$90,500
Unsecured term loan	200,000	200,000
Secured term loan	47,444	—
Mortgage loans and notes payable	561,057	588,930
Accounts payable and accrued expenses	33,623	22,590
Due to related parties	110	336
Distributions payable	11,300	18,197
Deferred revenue	10,148	9,740
Security deposits	548	655
Total liabilities	1,083,230	930,948

Minority interests	48,982	56,898

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,577,232 and 57,335,490 shares issued and outstanding at December 31, 2007 and December 31, 2006, respectively	576	573
Additional paid in capital	797,940	794,632
Accumulated other comprehensive loss	(1,664)	—
Accumulated deficit	(241,233)	(167,712)
Total shareholders’ equity	555,619	627,493
Total liabilities and shareholders’ equity	$1,687,831	$1,615,339

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF

OPERATIONS

	For the Year ended December 31,
	2007	2006	2005
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$211,974	$195,331	$135,169
Other property related income	16,828	14,816	10,001
Other - related party	365	457	405
Total revenues	229,167	210,604	145,575
OPERATING EXPENSES
Property operating expenses	96,802	85,415	54,793
Property operating expenses - related party	59	69	43
Depreciation	70,192	64,079	39,479
Asset write-off	—	305	—
Lease abandonment	1,316	—	—
General and administrative	21,966	21,675	17,786
General and administrative - related party	337	613	736
Total operating expenses	190,672	172,156	112,837
OPERATING INCOME	38,495	38,448	32,738
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(54,108)	(45,628)	(31,907)
Loan procurement amortization expense	(1,772)	(1,972)	(2,045)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,907)	(93)
Interest income	401	1,336	2,404
Other	118	191	(47)
Total other expense	(55,361)	(47,980)	(31,688)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(16,866)	(9,532)	1,050
MINORITY INTERESTS	1,385	790	(71)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(15,481)	(8,742)	979
DISCONTINUED OPERATIONS
Income from operations	102	208	452
Gain on disposition of discontinued operations	2,517	—	179
Minority interest attributable to discontinued operations	(215)	(17)	(42)
Income from discontinued operations	2,404	191	589
NET INCOME (LOSS)	$(13,077)	$(8,551)	$1,568
Basic and diluted earnings (loss) per share from continuing operations	$(0.26)	$(0.15)	$0.02
Basic and diluted earnings (loss) per share from discontinued operations	$0.04	$—	$0.02
Basic and diluted earnings (loss) per share	$(0.22)	$(0.15)	$0.04
Weighted-average basic shares outstanding	57,497	57,287	42,120
Weighted-average diluted shares outstanding	57,497	57,287	42,203

Distributions declared per common share and unit	$1.05	$1.16	$1.13

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

			Additional	Accumulated
	Common Shares		Paid in	Other Comprehensive	Accumulated
	Number	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2004	37,345	$373	$394,293	$—	$(37,441)	$357,225
Net proceeds from sale of common shares	19,665	197	378,550			378,747
Issuance of trustee deferred shares			82			82
Amortization of restricted shares			1,734			1,734
Share compensation expense			510			510
Adjustment for minority interest in operating partnership			15,203			15,203
Net income					1,568	1,568
Accretion of operating partnership units					(2,976)	(2,976)
Distributions					(53,624)	(53,624)
Balance at December 31, 2005	57,010	$570	$790,372	$—	$(92,473)	$698,469
Issuance of restricted shares	139	1				1
Proceeds from option exercise	186	2	2,985			2,987
Amortization of restricted shares			649			649
Share compensation expense			444			444
Issuance of trustee deferred shares			176			176
Adjustment for minority interest in operating partnership			6			6
Net loss					(8,551)	(8,551)
Distributions					(66,688)	(66,688)
Balance at December 31, 2006	57,335	$573	$794,632	$—	$(167,712)	$627,493
Issuance of restricted shares	123	2				2
Conversion from units to shares	119	1				1
Amortization of restricted shares			972			972
Share compensation expense			867			867
Adjustment for minority interest in operating partnership			1,469			1,469
Comprehensive loss
Net loss					(13,077)	(13,077)
Other comprehensive loss
Unrealized loss on interest rate swap				(1,545)		(1,545)
Unrealized loss on foreign currency translation				(119)		(119)
Total comprehensive loss						(14,741)
Distributions					(60,444)	(60,444)
Balance at December 31, 2007	57,577	$576	$797,940	$(1,664)	$(241,233)	$555,619

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2007	2006	2005
Operating Activities
Net income (loss)	$(13,077)	$(8,551)	$1,568
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	72,218	66,727	42,174
Asset write-off	—	305	—
Lease abandonment charge	1,316	—	—
Gain on disposition of discontinued operations	(2,311)	—	—
Equity compensation expense	1,840	1,272	2,244
Accretion of fair market value of debt	(367)	(692)	(378)
Early extinguishment of debt	—	1,907	93
Minority interests	(995)	(773)	113
Gain on sale of assets	—	—	(179)
Changes in other operating accounts:
Other assets	(2,756)	(350)	(2,674)
Accounts payable and accrued expenses	6,660	5,733	3,187
Other liabilities	346	(1,011)	(42)
Net cash provided by operating activities	$62,874	$64,567	$46,106

Investing Activities
Acquisitions, additions and improvements to storage facilities	(48,014)	(312,352)	(381,083)
Acquisitions, additions and improvements to storage facilities - related party	(121,805)	(37,414)	(10,889)
Proceeds from sales of properties	17,935	42	6,203
Proceeds from sales of marketable securities	—	114,170	29,825
Investment in marketable securities	—	(19,000)	(124,995)
Insurance settlements	—	1,712	500
Decrease (increase) in restricted cash	(1,692)	4,795	(8,624)
Net cash used in investing activities	$(153,576)	$(248,047)	$(489,063)

Financing Activities
Net proceeds from sale of common shares	—	—	378,747
Proceeds from:
Revolving credit facility	156,500	331,000	—
Unsecured Term Loan	—	200,000	—
Secured term loan	47,444	—	—
Mortgage loans and notes payable	4,651	—	409,257
Short-term financing	—	80,000	—
Principal payments on:
Revolving credit facility	(28,000)	(240,500)	—
Mortgage loans and notes payable	(32,157)	(114,111)	(219,875)
Short term financing	—	(80,000)	—
Capital lease obligations	—	(39)	(100)
Distributions paid to shareholders	(66,816)	(66,623)	(44,532)
Distributions paid to minority partners	(5,975)	(6,017)	(2,349)
Loan procurement costs	(144)	(2,398)	(4,691)
Proceeds from exercise of stock options	—	2,985	—
Net cash from (used in) financing activities	$75,503	$104,297	$516,547

Increase (decrease) in cash and cash equivalents	(15,199)	(79,183)	73,500

Cash and cash equivalents at beginning of year	19,716	98,899	25,399
Cash and cash equivalents at end of year	$4,517	19,716	$98,899

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$53,952	$45,461	$33,893
Supplemental disclosure of noncash activities:
Acquisations of facilities:
Issuance of OP units	—	—	(68,594)
Mortgage loans	—	(34,451)	(99,782)
Other, net	—	(2,032)	(1,660)

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of December 31, 2007, the Company owned 409 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 26.1 million rentable square feet.  The Properties are located in 26 states throughout the United States. All references to building square footage, occupancy percentage, and the number of buildings are unaudited.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2007, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  In addition to managing the Properties, the Management Company managed approximately 1.1 million rentable square feet related to facilities owned by related partiesp as of December 31, 2007. The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Company is presented as minority interest as of and during the periods consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent. The Company recorded a $6.8 million intangible asset to recognize the value of in-place leases related to its acquisitions in 2007.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 40 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances indicate that there may be impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Approximately $2.3 million and $0.4 million of impairment charges were recorded during 2005 and 2007, respectively.

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

During 2007, the Company sold three storage facilities in South Carolina and two additional facilities in Arizona. No facilities were sold during 2006 while four storage facilities located in Ohio were sold during 2005. These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 10).

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

Loan Procurement Costs

Loan procurement costs related to borrowings consist of $10.3 million and $10.1 million at December 31, 2007 and 2006, respectively and are reported net of accumulated amortization of $4.2 million and $2.5 million as of December 31, 2007 and 2006, respectively. The costs are amortized over the life of the related debt using the effective interest rate method and reported as loan procurement amortization expense.

Marketable Securities

The Company accounts for its investments in debt and equity securities according to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  At December 31, 2005, we had $95.2 million in auction rate securities (“ARS”) and variable rate demand notes classified as available-for-sale securities that were all sold in 2006.  We had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2007 and 2006. All income related to these investments was recorded as interest income.

Other Assets

Other assets consist primarily of accounts receivable, prepaid expenses and intangible assets. Accounts receivable were $2.6 million and $3.7 million as of December 31, 2007 and 2006, respectively. The Company has recorded an allowance of approximately $0.5 million and $1.0 million, respectively, related to accounts receivable as of December 31, 2007and 2006.  The net carrying value of intangible assets as of December 31, 2007 and 2006 was $4.6 million and $0.0, respectively.

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

Revenue Recognition

Management has determined that all of our leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month. Revenues from long-term operating leases are recognized on a straight-line basis over the term of the respective lease. The excess of rents received over amounts contractually due pursuant to the underlying leases is included in deferred revenue in the accompanying consolidated balance sheets and contractually due but unpaid rents are included in other assets.

Costs Associated with Exit or Disposal Activities

In October 2006, the Company committed to a plan to relocate its accounting, finance and information technology functions to the Philadelphia, Pennsylvania area.  As part of the relocation of these functions, the Company provided severance arrangements for certain existing employees related to those functions.  At the time the severance arrangements were entered into, the Company estimated a total expense of $470,000, of which $45,000 was paid in 2006 and the remainder was paid in 2007.

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices.  The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.

As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million.  The charge is comprised of approximately $0.8 million of costs that represent the present value of the net cash flows associated with leases and the sub-lease agreement (“Contract Termination Costs”) and approximately $0.5 million of costs associated with the write-off of certain assets related to the abandoned space (“Other Associated Costs”).  The Contract Termination Costs of $0.8 million are presented as “Accounts payable and accrued rent” and the Other Associated Costs of $0.5 million were accounted for as a reduction of “Storage facilities.”  The Company will amortize the Contract Termination Costs against rental expense over the remaining life of the respective leases.

Advertising Costs

The Company incurs advertising costs primarily attributable to print advertisements in telephone books. The Company recognizes the costs when the related telephone book is first published. The Company recognized $4.3 million, $4.4 million and $3.6 million in advertising expenses for the years ended 2007, 2006 and 2005, respectively.

Equity Offering Costs

Underwriting discount and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income

Other property related income consists of late fees, administrative charges, sales of storage supplies and other ancillary revenues.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.1 million during 2007, $0.1 million during 2006 and did not capitalize any interest during 2005.

Derivative Financial Instruments

We carry all derivatives on the balance sheet at fair value. We determine the fair value of derivatives by reference to quoted market prices. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. At December 31, 2007 the Company had interest rate swap agreements for notional principal amounts aggregating $75 million.  The Company had no outstanding derivative contracts at December 31, 2006.

Income Taxes

The Company elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code beginning with the period from October 21, 2004 (commencement of operations) through December 31, 2004.  In management’s opinion, the requirements to maintain these elections are being met.  Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements other than for operations conducted through our taxable REIT subsidiaries.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $1.5 billion as of December 31, 2007 and $1.4 billion as of December 31, 2006.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2007, 2006, or 2005.

TRS’s are subject to federal and state income taxes.  The TRS recorded a net deferred tax asset of $0.5 million and $0.3 million as of December 31, 2007 and 2006, respectively, related to expenses which are deductible for tax purposes in future periods.

Minority Interests

Minority Interests include income allocated to holders of the Operating Partnership Units (the “OP Minority Interests”). Income is allocated to the OP Minority Interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Operating Partnership Units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in

Operating Partnership” in our Consolidated Statements of Shareholders’ Equity and Owners’ Equity (Deficit) (rather than separately allocating the minority interest for each individual capital transaction). Additionally, the Company accounts for its minority interests subject to redemption provisions under the “Disclosure Only” approach and accordingly has not adjusted the carrying value of the Company’s minority interests for changes in the fair value of the related redemption provisions.

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares and restricted shares outstanding and/or vested during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  The total dilutive impact of these items totaled approximately 22,000, 121,000 and 83,000 in 2007, 2006 and 2005, respectively, and was included in the calculation of diluted earnings per share, unless the inclusion would be anti-dilutive.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”).  FAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  FAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

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

Concentration of Credit Risk

The storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility. No single tenant represents 1% or more of the Company’s revenues. The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 19%, 15%, 8% and 7%, respectively, for the year ended December 31, 2007.  The facilities in Florida, California, Illinois and New Jersey provided total revenues of approximately 19%, 16%, 7% and 6%, respectively for the year ended December 31, 2006.

3.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of December 31, 2007 and December 31, 2006:

	December 31,	December 31,
	2007	2006
	(in thousands)
Land	$393,715	$370,196
Buildings and improvements	1,324,168	1,226,690
Equipment	193,031	173,496
Construction in progress	5,482	1,482
Total	1,916,396	1,771,864
Less accumulated depreciation	(269,278)	(205,049)
Storage facilities — net	$1,647,118	$1,566,815

The carrying value of storage facilities has increased from December 31, 2006 to December 31, 2007, primarily as a result of the 17 acquisitions in 2007. These acquisitions have been allocated to the various asset classes and intangibles disclosed in Note 4 based upon preliminary data and are expected to be finalized during the first half of 2008 once the Company completes its analysis of tangible and intangible values.

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2006 and 2007:

		Total Number of	Purchase / Sale Price (in
Facility/Portfolio	Transaction Date	Facilities	thousands)

2007 Acquisitions
Sanford Portfolio	January 2007	1	$6,300
Grand Central Portfolio	January 2007	2	13,200
Rising Tide Portfolio	September 2007	14	121,000
		17	$140,500

2007 Dispositions
South Carolina Assets	May 2007	3	$12,750
Arizona Assets	December 2007	2	6,440
		5	$19,190

2006 Acquisitions
Nashville, TN Portfolio	January 2006	2	$13,100
Dallas, TX Portfolio	January 2006	2	11,500
U-Stor Self Storage Portfolio	February 2006	3	10,800
Sure Save Portfolio	February 2006	24	164,500
Texas Storage Portfolio	March 2006	4	22,500
Nickey Portfolio	April 2006	4	13,600
SecurCare Portfolio	May 2006	4	35,700
Texas Storage Portfolio	June 2006	1	6,500
Jernigan Portfolio	July 2006	9	45,300
U-Stor Self Storage Portfolio	August 2006	1	3,500
Bailes Portfolio	August 2006	3	15,600
In & Out Self Storage Portfolio	August 2006	1	7,600
Texas Storage Portfolio	September 2006	2	12,200
		60	$362,400

The following table summarizes the change in number of self-storage facilities from January 1, 2006 through December 31, 2007:

	2007	2006
Balance - Beginning of year	399	339
Facilities acquired	17	60
Facilities consolidated	(2)	—
Facilities sold	(5)	—
Balance - End of year	409	399

4.  INTANGIBLE ASSETS

In conjunction with the Company’s 2007 acquisitions, the Company has allocated a portion of the purchase price to finite-lived intangible assets related to the value of in-place leases, valued at approximately $6.8 million.  The Company recognized approximately $2.2 million of amortization expense during 2007.  The amortization period of these assets is 12 months and the estimated remaining amortization expense that will be recognized during 2008 is $4.6 million.

5.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN

As of December 31, 2007, the Company and its operating partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility was $419 million and was comprised of $200 million of term loan borrowings and $219 million of unsecured revolving loans.  As of December 31, 2007, approximately $31 million was available under the Company’s credit facility.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grate rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At December 31, 2007, borrowings under the unsecured credit facility had a weighted average interest rate of 6.06%.

On September 14, 2007, the Company and its Operating Partnership entered into a secured term loan agreement that allows for term loans in the aggregate principal amount of up to $50 million. Each term loan matures on November 20, 2009, subject to extension in the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of December 31, 2007, there was one term loan outstanding for $47.4 million.  The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007, that had a net book value of approximately $62.1 million at December 31, 2007.  At December 31, 2007, the outstanding term loan had an interest rate of 6.18%.

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

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

			Effective Interest
	Carrying Value as of:		Rate on
	December 31,	December 31,	December 31,	Maturity
Mortgage Loan	2007	2006	2007	Date
	(in thousands )
YSI XXIII	$—	$1,322	5.00%	Jul-07
YSI XVI	—	14,261	6.49%	Nov-07
YSI XXII	—	993	5.00%	Nov-07
YSI XXIX	—	4,374	5.00%	Jan-08
YSI XXI	—	1,217	5.00%	Apr-08
Acq IV	2,359	2,425	7.71%	Dec-08
Acq VI	1,746	1,787	8.43%	Aug-09
YSI III	86,712	88,332	5.09%	Nov-09
YSI I	86,770	88,362	5.19%	May-10
YSI IV	6,227	6,299	5.25%	Jul-10
YSI XXV	8,201	8,304	5.00%	Oct-10
YSI XXVI	9,956	10,176	5.00%	Oct-10
Promissory Notes	92	132	5.97%	Nov-10
YSI II	86,843	88,400	5.33%	Jan-11
YSI XII	1,599	1,634	5.97%	Sep-11
YSI XIII	1,374	1,404	5.97%	Sep-11
YSI VI	79,645	80,000	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	4,651	—	7.10%	Oct-12
YSI XIV	1,909	1,952	5.97%	Jan-13
YSI VII	3,280	3,334	6.50%	Jun-13
YSI VIII	1,874	1,905	6.50%	Jun-13
YSI IX	2,062	2,096	6.50%	Jun-13
YSI XVII	4,477	4,583	6.32%	Jul-13
YSI XXVII	547	561	5.59%	Nov-13
YSI XXX	8,024	8,233	5.59%	Nov-13
YSI XI	2,605	2,660	5.87%	Dec-13
YSI V	3,440	3,513	5.25%	Jan-14
YSI XXVIII	1,676	1,712	5.59%	Feb-14
YSI X	4,303	4,367	5.87%	Jan-15
YSI XV	1,999	2,035	6.41%	Jan-15
YSI XX	67,545	71,050	5.97%	Nov-15
Unamortized premiums	1,141	1,507

Total mortgage loans and notes payable	$561,057	$588,930

As of December 31, 2007 and 2006, the Company’s mortgage loans payable were collateralized by certain of its self-storage facilities with net book values of approximately $725 million $795 million, respectively.

The following table presented below represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2007:

2008	$11,541
2009	94,425
2010	112,497
2011	88,180
2012	162,347
2013 and thereafter	90,926
Total mortgage payments	559,916
Plus: Unamortized debt premiums	1,141
Total mortgage indebtedness	$561,057

7.  MINORITY INTERESTS

Operating partnership minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at December 31, 2007, 2006 and 2005, amounted to approximately 8.1%, 8.3% and 8.4%, respectively.  These minority interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company received the redemption notice.  As of December 31, 2007, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s stock price was approximately $49.4 million.

Number of limited
partnership units
As of December 31, 2006	5,198,855
Units issued	—
Units redeemed, May 2007	(15,000)
Units redeemed, June 2007	(60,000)
Units redeemed, August 2007	(43,927)
As of December 31, 2007	5,079,928

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

In addition, on September 14, 2007, the Operating Partnership purchased 14 self-storage facilities from Rising Tide (the “Rising Tide Properties”) for an aggregate purchase price of $121 million pursuant to a purchase and sale agreement.  In connection with the settlement agreement and acquisition of the 14 self storage facilities, the Company considered the provisions of EITF 04-01, Accounting for Pre-existing relationships between the Parties to a Business Combination, and determined that all consideration paid was allocable to the purchase of the storage facilities.

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

•                  Termination of Property Management Agreement, and Marketing and Ancillary Services Agreement.  Certain of the Company’s subsidiaries and Rising Tide entered into a Property Management Termination Agreement and a Marketing and Ancillary Services Termination Agreement. Under the Property Management Agreement, the Company provided property management services for the Rising Tide Properties for a fee equal to the greater of 5.35% of the gross revenues of each property or $1,500 per property per month.  Under the Marketing and Ancillary Services Agreement, the Company provided limited marketing and other miscellaneous services for the Rising Tide properties.  Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0.4 million, $0.5 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included in other related party revenues. Accounts receivable from Rising Tide Development at December 31, 2006 and 2005 were approximately $0.6 million and $0.4 million, respectively, and are included in due from related parties. No amounts were outstanding as of December 31, 2007.  These amounts represent expenses paid on behalf of Rising Tide Development by YSI Management LLC and proceeds from the sale of ancillary items that were reimbursed under standard business terms.  In connection with the termination of the Property Management Agreement, expenses relating to property management will be prorated.

•                  Amendment of Employment and Non-Compete Agreements.  As part of the Settlement Agreement, the Company entered into a Modification of Noncompetition Agreement and Termination of Employment Agreement (each a “Modification of Noncompetition Agreement and Termination of Employment Agreement”) with each of Robert J. Amsdell and Todd C. Amsdell, and a Modification of Noncompetition Agreement (“Modification of Noncompetition Agreement”) with Barry L. Amsdell, which terminates and modifies specific provisions of the noncompetition agreement the Company has with each of them, dated October 27, 2004 (the “Original Noncompetition Agreements”).  The Original Noncompetition Agreements restrict the ability of Robert J., Barry L. and Todd C. Amsdell to compete with the Company for one year and their ability to solicit employees of the Company for two years from the date of their termination of employment or resignation from service as a Trustee.  Pursuant to these modification agreements, Todd C. Amsdell will be able to compete with the Company, and Robert J. and Barry L. Amsdell will be able to (a) develop the one Rising Tide property that the Company did not acquire under the purchase and sale agreement and (b) compete with respect to any property identified as part of a Section 1031 “like-kind exchange” referenced in the purchase and sale agreement.  Further, each Original Noncompetition Agreement was modified to allow each of them to hire, for any purpose, any employee or independent contractor who was terminated, has resigned or otherwise left the employment or other service of the Company or any of its affiliates on or prior to June 1, 2007.

The Modification and Noncompetition Agreement and Termination of Employment Agreement with each of Robert J. Amsdell and Todd C. Amsdell also terminates the employment agreements the Company had with each of them, effective as of February 13, 2007 with respect to Robert J. Amsdell and February 19, 2007 with respect to Todd C. Amsdell.

Additional Acquisitions of Facilities

The Company, in accordance with a contract signed on April 3, 2006, acquired nine self-storage facilities from Jernigan Property Group on July 27, 2006 for consideration of approximately $45.3 million. Our President and Chief Executive Officer, Dean Jernigan, served as President of Jernigan Property Group. Mr. Jernigan has agreed that he will not expand his interest, ownership or activity in the self-storage business. Given Mr. Jernigan’s appointment as a Trustee and the President and Chief Executive Officer of the Company on April 24, 2006, this transaction was subject to review and final approval by a majority of the independent members of the Company’s Board of Trustees.

Construction Services

Historically, the Company engaged Amsdell Construction, a company owned by Robert J. Amsdell and Barry L. Amsdell, to maintain and improve its self-storage facilities.  The total payments incurred by the Company to Amsdell Construction for the years ended December 31, 2006 and 2005 were approximately $42,000 and $304,000, respectively.  The Company did not engage Amsdell Construction during 2007.

Corporate Office Leases

Pursuant to lease agreements that the Operating Partnership entered into with Amsdell and Amsdell during 2005 and 2006, we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

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

(2)          In June 2007, the Operating Partnership terminated this lease agreement which had a month-to-month term.

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The total amounts of lease payments incurred under the six office leases during the years ended December 31, 2007 and December 31, 2006 were approximately $0.4 million and $0.5 million, respectively.

Total future minimum rental payments under the related party lease agreements entered into as of December 31, 2007 are as follows:

Related Party
Amount
(in thousands)

2008	$468
2009	453
2010	453
2011	475
2012	475
2013 and thereafter	998
$3,322

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

The Operating Partnership was able to lease for corporate use from time to time an airplane owned by Aqua Sun at an hourly rate of $1,450 per flight hour. Aqua Sun was responsible for various costs associated with operation of the airplane, including insurance, storage and maintenance and repair, but the Operating Partnership was responsible for fuel costs and the costs of pilots and other cabin personnel required for its use of the airplane. The Aircraft Lease, which was effective as of July 1, 2005, had a one-year term and was terminated on June 30, 2006. The total amounts incurred for such aircraft charters described above by the Company for 2006 and 2005 was approximately $0.1 million and $0.4 million, respectively. No amounts were incurred after June 30, 2006 when the lease was terminated.

Other

During 2006 and 2007, the Company engaged a consultant to assist us in establishing certain development protocols and processes. In connection with that assignment, our outside consultant utilized the services of Dean Jernigan’s son-in-law. Our payments for his son-in-law’s services totaled approximately $149,000 in 2007 and $4,750 in 2006.

The Company engaged Dunlevy Building Systems Inc., a company owned by John Dunlevy, a brother-in-law of Robert J. Amsdell and Barry L. Amsdell, for construction, zoning consultant and general contractor services at certain of its self-storage facilities. The total payments incurred by the Company to Dunlevy Building Systems Inc. for the years ended December 31, 2006 and 2005 were approximately $19,000 and $40,000, respectively.  No amounts were incurred subsequent to June 30, 2006.

The Company engaged Deborah Dunlevy Designs, a company owned by Deborah Dunlevy, a sister of Robert J. Amsdell and Barry L. Amsdell, for interior design services at certain of its self-storage facilities and offices. Total payments incurred by the Company to Deborah Dunlevy Designs for the year ended December 31, 2005 was approximately $56,000.  No amounts were incurred subsequent to December 31, 2005.

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

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash and cash equivalents, marketable securities, accounts receivable and accounts payable approximates their respective book values at December 31, 2007 and 2006. The Company has fixed interest rate loans with a carrying value of $556.4 million and $588.9 million at December 31, 2007 and 2006, respectively.  The estimated fair values of these fixed rate loans were $533.2 and $569.6 million at December 31, 2007 and 2006, respectively. The Company has variable interest rate loans with a carrying value of $471.1 million and $290.5 million at December 31, 2007 and 2006, respectively. The estimated fair values of the variable rate loans were $452.7 million and $290.5 million at December 31, 2007 and 2006, respectively. These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2007 and 2006.

10.  DISCONTINUED OPERATIONS

During 2005, the Company sold four of its storage facilities located in Ohio that were acquired as part of the Liberty Self-Stor Portfolio acquisition for net proceeds of $6.2 million.  No facilities were sold in 2006.  In 2007 the Company sold three properties in South Carolina for $12.8 million and two properties in Arizona for $6.4 million.

The results of operations of the storage facilities through the sale date have been presented in the following table. Interest expense and related amortization of loan procurement costs have been attributed to the sold storage facilities as applicable based upon the transaction and included in discontinued operations.

The results of operations of the nine storage facilities sold during 2005 and 2007 were as follows:

	For the year ended December 31,
	2007	2006	2005
REVENUES
Rental income	$1,507	$2,425	$2,579
Other property related income	58	86	—
Total revenues	1,565	2,511	2,579
OPERATING EXPENSES
Property operating expenses	835	1,132	943
Depreciation	441	650	638
Total operating expenses	1,276	1,782	1,581
OPERATING INCOME	289	729	998
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(189)	(497)	(535)
Loan procurement amortization expense	(3)	(26)	(12)
Interest income	5	5	1
Other	—	(3)	—
Total other expense	(187)	(521)	(546)
Income from discontinued operations	102	208	452
Net gain on disposition of discontinued operations	2,517	—	179
Minority interest attributable to discontinued
operations	(215)	(17)	(42)
Income from discontinued operations	$2,404	$191	$589

11.  COMMITMENTS AND CONTINGENCIES

The Company has capital lease obligations for security camera systems with a cost of $2.6 million. These systems are included in equipment in the accompanying balance sheet and are being depreciated over five years.

The Company currently owns one self-storage facility subject to a ground lease and five self-storage facilities having small parcels of land that are subject to ground leases. The Company recorded rent expense of approximately $0.2 million for each of the years ended December 31, 2007, 2006 and 2005, respectively.

Total future minimum rental payments under non-cancelable ground leases and related party office leases in effect as of December 31, 2007 are as follows:

	Third Party Amount	Related Party Amount
	(Dollars in thousands)

2008	$76	$468
2009	50	453
2010	44	453
2011	44	475
2012 and thereafter	155	1,473
	$369	$3,322

The Company has been named as a defendant in a number of lawsuits in the ordinary course of business. In most instances, these claims are covered by the Company’s liability insurance coverage. Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

12.  RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.   Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

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

At December 31, 2007, the Company had interest rate swap agreements for notional principal amounts aggregating $75 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum and on $25 million of credit facility borrowings at 4.716% per annum, in each case until November 2009.  The interest rate cap agreement effectively limits the interest rate on $40 million of credit facility borrowings at 5.50% per annum until June 2008.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2007 (in thousands):

		Notional			Fair
Hedge Product	Hedge Type	Amount	Strike	Maturity	Value

Cap	Cash flow	$40,000	5.5000%	6/23/2008
Swap	Cash flow	$50,000	4.7725%	11/20/2009	$(1,038)
Swap	Cash flow	$25,000	4.7160%	11/20/2009	$(493)

13.  SHARE-BASED COMPENSATION PLANS

On May 9, 2007, the Company’s shareholders approved an equity-based employee compensation plan, the 2007 Equity Incentive Plan (the “2007 Plan”). On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan” and collectively with the 2007 Plan, the “Plans”). The purpose of the Plans are to attract and retain highly qualified executive officers, Trustees and key employees and other persons and to motivate such officers, trustees, key employees and other persons to serve the Company and its affiliates to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company. To this end, the Plans provide for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights and cash awards. Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals. Share options granted under the Plans may be non-qualified share options or incentive share options.

The Plans are administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plans and determines the terms and provisions of option grants and share awards. A total of 3,900,000 and 3,000,000 common shares are reserved for issuance under the 2007 Plan and 2004 Plan, respectively. The maximum number of common shares underlying equity awards that may be granted to an individual participant under the 2004 Plan during any calendar year is 400,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units, and 500,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units under the 2007 Plan. The maximum number of common shares that can be awarded under the Plan to any person, other than pursuant to an option, share appreciation rights or time-vested restricted shares, is 250,000 per calendar year under the 2004 Plan.  In addition, under the 2007 Plan, the maximum number of performance awards that may be granted to an executive officer is 100,000 and the maximum amount of performance shares that can be settled in cash and that can be granted in any year is $1.5 million. To the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards become available for future grants under the Plans, unless the Plans have been terminated.  Under the Plans, the Compensation Committee determines the vesting schedule of each share award and option. The exercise price for options is equivalent to the fair market value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2006 and 2007 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2006	2007
Risk-free interest rate	5.0%	4.7%
Expected dividend yield	6.3%	5.9%
Volatility	20.3%	21.2%
Weighted average expected life of the options	7.5 years	9.4 years
Weighted average fair value of options granted per share	$2.10	$2.40

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Volatility for the 2006 and 2007 grants was based on the trading history of the Company’s shares.

In 2007, 2006 and 2005, the Company recognized compensation expense related to options issued to employees and executives of approximately $0.9 million, $0.4 million and $0.5 million, respectively, which was recorded in General and administrative expense. As of December 31, 2007, the Company had approximately $2.9 million of unrecognized compensation cost related to unvested stock options that will be recorded over the next five years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2007, 2006 and 2005:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at December 31, 2004	938,500	$16.00	9.83
Options granted	—	—	—
Options canceled	(39,500)	16.00	—
Options exercised	—	—	—
Balance at December 31, 2005	899,000	$16.00	8.83
Options granted	867,500	18.38	10.00
Options canceled	(301,333)	16.00	—
Options exercised	(186,667)	16.00	8.36
Balance at December 31, 2006	1,278,500	$17.62	8.92
Options granted	960,271	19.82	9.24
Options canceled	(322,000)	16.21	—
Options exercised	—	—	—
Balance at December 31, 2007	1,916,771	$18.95	8.74

Vested or expected to vest at December 31, 2007	1,916,771	18.95	8.74
Exercisable at December 31, 2007	208,164	17.98	8.17

At December 31, 2007, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was $0.0 million.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 124,000 restricted shares were issued during 2007 for which the fair value of the restricted shares at their respective grant dates was approximately $1.9 million.  During 2006, approximately 74,000 restricted shares were issued for which the fair value of the restricted shares at their respective grant dates was approximately $1.3 million.  As of December 31, 2007 the Company had approximately $1.3 million of remaining unrecognized compensation costs related to 2007 restricted share issuances that will be recognized over the next five years.

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

The fair value for restricted share units granted in 2005 and 2007 were estimated at the time the units were granted. Awards that contain a market feature were valued using a Monte Carlo-pricing model applying the following weighted average assumptions:

Assumptions:	2005	2007
Risk-free interest rate	4.69%	4.50%
Volatility of total annual return	19.0%	19.0%
Weighted average expected life of the units	5 years	3 years
Weighted average fair value of units granted	$18.73	$11.70

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

In 2007, 2006 and 2005, the Company recognized compensation expense related to restricted shares and restricted share units issued to employees and Trustees of approximately $1.1 million, $0.7 million and $1.7 million, respectively; these amounts were recorded in General and administrative expense. Included in compensation expense for 2005 is approximately $1.5 million which represents the vested portion of the fair value of the restricted share units granted of 163,677 at a range of $13.82 to $20.62 per restricted share units to certain members of the Company’s management team. The following table presents non-vested restricted share activity during 2007:

Number of Non-
Vested Restricted
Shares
Non-Vested at January 1, 2007	104,854
Granted	124,121
Vested	(18,820)
Forfeited	(32,084)
Non-Vested at December 31, 2007	178,071

14.  EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2007	2006	2005
	(Dollars and shares in thousands, except per share amounts)

Income (loss) from continuing operations	$(15,481)	$(8,742)	$979
Income from discontinued operations	2,404	191	589
Net income (loss) attributable to common
shares	$(13,077)	$(8,551)	$1,568

Weighted-average shares outstanding	57,497	57,287	42,120
Share options and restricted share units (1)	—	—	83
	57,497	57,287	42,203

Income (loss) per Common Share:
Continuing operations	$(0.26)	$(0.15)	$0.02
Discontinued operations	0.04	—	0.02
	$(0.22)	$(0.15)	$0.04

(1) For the years ended December 31, 2007 and 2006 the potentially dilutive shares of approximately 22,000 and 121,000, respectively, were not included in the earnings per share calculation as their effect is antidilutive.

The operating partnership units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An operating partnership unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis. Outstanding minority interest units in the operating partnership were 5,079,928 as of December 31, 2007. There were 57,577,232 common shares outstanding as of December 31, 2007.

15.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded at December 31, 2007 or 2006. The Company had net deferred tax assets of $0.5 million and $0.3 million, which are included in other assets, as of December 31, 2007 and 2006, respectively. The Company believes it is more likely than not the tax assets will be realized.

	For the year ended December 31,
	2007	2006	2005
Income tax provision
Current:
U.S. Federal	$—	$—	$—

Deferred:
U.S. Federal	(0.1)	(0.2)	—

Income tax provision	$(0.1)	$(0.2)	$—

Effective income tax rate
Statutory federal income tax rate	34.0%	34.0%	34%
State and local income taxes	4.0%	2.6%	9%
Effective income tax rate	38.0%	36.6%	43%

	As of December 31,
	2007		2006		2005
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$0.7	$0.6	$0.8	$0.8	$1.6	$1.6
Other	0.4	—	0.3	—	0.1	—
Deferred taxes	$1.1	$0.6	$1.1	$0.8	$1.7	$1.6

16.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During 2006, the Company acquired 60 self-storage facilities for an aggregate purchase price of approximately $362.4 million.  During 2007, the Company acquired 17 self-storage facilities for an aggregate purchase price of approximately $140.5 million and sold three properties for an aggregate purchase price of approximately $19.1 million.

The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions, dispositions and related financing activity (including the issuance of common shares) that occurred subsequent to January 1, 2006 as if each had occurred on January 1 of each respective year.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2007 and 2006 based on the assumptions described above:

	2007	2006
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$235,642	$229,186
Pro forma loss from continuing operations	$(24,915)	$(27,054)
Loss per common share from continuing operations
Basic and diluted — as reported	$(0.26)	$(0.15)
Basic and diluted — as pro forma	$(0.43)	$(0.47)

17.  ASSET IMPAIRMENT AND INSURANCE RECOVERIES

As a result of hurricanes that occurred during the third quarter of 2005, the Company incurred damage at certain of its self-storage facilities located in Alabama, Louisiana and Mississippi. Under the provisions of SFAS No. 144, “Accounting for the Impairment of or Disposal of Long-Lived Assets” (“SFAS No. 144”), the Company determined that there were indicators of impairment and accordingly tested the assets for recoverability. After an assessment of the damage sustained at the Waveland, Mississippi facility, the Company determined that a charge for impairment of approximately $2.3 million was required because the estimated undiscounted future cash flows did not support the carrying value of the assets. The Company expected that insurance proceeds from its comprehensive insurance for property damage would satisfy the entire loss incurred, and in 2005 appropriately recorded the impairment charge and an offsetting insurance recovery of $2.3 million, of which $0.5 million was received in October 2005. The related insurance receivable was included in other assets as of December 31, 2005, and the asset impairment charge and related insurance recovery were presented net in operating expenses for the year ended December 31, 2005.  During 2006, insurance proceeds were sufficient to cover the insurance receivable and there is no balance remaining as of December 31, 2006. During 2007 the Company recorded $0.4 million of impairment charges related to property damage incurred at six properties as a result of either a fire or flood.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2007 and 2006 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Total revenues	$54,907	$56,077	$58,073	$60,110
Total operating expenses	$45,597	$44,594	$48,621	$51,860
Net income (loss)	$(3,358)	$295	$(4,130)	$(5,884)
Basic and diluted earnings (loss) per share	$(0.06)	$—	$(0.07)	$(0.10)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2006	2006	2006	2006
Total revenues	$47,613	$52,776	$55,798	$54,462
Total operating expenses	$38,741	$40,729	$45,645	$47,041
Net income (loss)	$(1,625)	$724	$(1,962)	$(5,688)
Basic and diluted earnings (loss) per share	$(0.03)	$0.01	$(0.03)	$(0.10)

19.  LEASE ABANDONMENT CHARGE

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices.  The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.

As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million during 2007.  The charge is comprised of approximately $0.8 million of costs that represent the present value of the net cash flows associated with leases and the sub-lease agreement (“Contract Termination Costs”) and approximately $0.5 million of costs associated with the write-off of certain assets related to the abandoned space (“Other Associated Costs”).  The Contract Termination Costs of $0.8 million are presented as “Accounts payable and accrued rent” and the Other Associated Costs of $0.5 million were accounted for as a reduction of “Storage facilities.”  The Company will amortize the Contract Termination Costs against rental expense over the remaining life of the respective leases.

U-STORE-IT

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

DECEMBER 31, 2007

(in thousands)

						Gross Carrying Amount
			Initial Cost		Costs Sub-	at December 31, 2007
Description	Square Footage	Encum- brances	Land	Building and Improvements	sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Mobile I, AL	65,198		$149	$1,429	$636	$225	$1,989	$2,214	$636	1997
Mobile II, AL	129,260	(A)	226	2,524	1,165	301	3,583	3,883	1,238	1997
Mobile III, AL	43,125		167	1,849	320	237	2,100	2,336	591	1998
Chandler, AZ	47,520		327	1,257	235	327	1,492	1,819	201	2005
Glendale, AZ	56,830		201	2,265	864	418	2,911	3,330	735	1998
Green Valley, AZ	25,200	(B)	298	1,153	89	298	1,242	1,540	167	2005
Mesa I, AZ	52,375		920	2,739	103	921	2,841	3,762	324	2006
Mesa II, AZ	45,295		731	2,176	127	731	2,303	3,034	265	2006
Mesa III, AZ	58,264		706	2,101	128	706	2,210	2,935	256	2006
Phoenix I, AZ	100,887		1,134	3,376	188	1,135	3,512	4,699	403	2006
Phoenix II, AZ	45,270		756	2,251	128	756	2,379	3,136	273	2006
Scottsdale, AZ	80,925		443	4,879	1,558	883	5,998	6,880	1,504	1998
Tempe, AZ	54,000	(A)	749	2,159	118	749	2,277	3,027	290	2005
Tucson I, AZ	59,350		188	2,078	820	384	2,703	3,086	667	1998
Tucson II, AZ	43,950		188	2,078	833	391	2,708	3,099	666	1998
Tucson III, AZ	49,822	(C)	532	2,048	105	533	2,153	2,686	291	2005
Tucson IV, AZ	47,840	(C)	674	2,595	144	675	2,739	3,413	369	2005
Tucson V, AZ	45,160	(C)	515	1,980	160	515	2,140	2,655	286	2005
Tucson VI, AZ	40,778	(C)	440	1,692	127	440	1,819	2,259	250	2005
Tucson VII, AZ	52,738	(C)	670	2,576	197	670	2,772	3,442	365	2005
Tucson VIII, AZ	46,800	(C)	589	2,265	90	589	2,354	2,943	317	2005
Tucson IX, AZ	67,656	(C)	724	2,786	223	725	3,009	3,734	392	2005
Tucson X, AZ	46,350	(C)	424	1,633	72	425	1,705	2,129	233	2005
Tucson XI, AZ	42,800	(C)	439	1,689	131	439	1,820	2,259	243	2005
Tucson XII, AZ	42,375	(C)	671	2,582	134	672	2,716	3,387	364	2005
Tucson XIII, AZ	45,792	(C)	587	2,258	95	587	2,352	2,940	317	2005
Tucson XIV, AZ	49,470		707	2,721	112	708	2,833	3,540	379	2005
Apple Valley I, CA	73,340	(D)	140	1,570	1,500	476	2,733	3,210	645	1997
Apple Valley II, CA	62,115	(E)	160	1,787	1,165	431	2,681	3,112	678	1997
Benicia, CA	74,920		2,392	7,028	118	2,392	7,146	9,538	850	2005
Bloomington I, CA	28,550		42	463	422	100	827	927	228	1997
Bloomington II, CA	25,860		54	604	414	144	928	1,072	236	1997
Cathedral City, CA	129,048		2,194	10,046	100	2,195	10,145	12,340	1,044	2006
Citrus Heights, CA	75,620	(C)	1,633	4,793	89	1,634	4,882	6,516	671	2005
Diamond Bar, CA	103,228		2,522	7,404	142	2,524	7,541	10,068	1,043	2005
Escondido, CA	143,145		3,040	11,804	(781)	3,040	10,238	14,063	198	2007
Fallbrook, CA	46,370	(F)	133	1,492	1,455	432	2,648	3,080	609	1997
Hemet, CA	66,040	(D)	125	1,396	1,262	417	2,367	2,783	567	1997
Highland I, CA	76,765	(D)	215	2,407	1,893	582	3,933	4,515	981	1997
Highland II, CA	62,257		1,277	5,847	134	1,277	5,981	7,258	611	2006
Lancaster, CA	61,275	(E)	390	2,247	890	556	2,971	3,527	726	2001
Long Beach, CA	125,213		3,138	14,368	189	3,138	14,557	17,696	1,500	2006
Murrieta, CA	49,895		1,883	5,532	151	1,903	5,663	7,566	678	2005
North Highlands, CA	57,244	(C)	868	2,546	185	868	2,731	3,598	363	2005
Orangevale, CA	50,492	(C)	1,423	4,175	117	1,423	4,291	5,714	587	2005
Palm Springs I, CA	72,775		1,565	7,164	100	1,566	7,263	8,829	750	2006
Palm Springs II, CA	122,745		2,131	9,758	152	2,132	9,909	12,041	1,020	2006
Pleasanton, CA	82,415		2,799	8,222	42	2,799	8,264	11,063	984	2005
Rancho Cordova, CA	53,928	(C)	1,094	3,212	162	1,095	3,374	4,469	457	2005
Redlands, CA	62,805	(F)	196	2,192	1,123	449	3,063	3,511	853	1997
Rialto, CA	57,371		899	4,118	86	899	4,204	5,103	434	2006
Rialto II, CA	99,393		277	3,098	1,589	672	4,293	4,964	1,161	1997
Riverside I, CA	27,485		42	465	474	141	841	981	222	1997
Riverside II, CA	20,420		42	423	336	114	687	801	177	1997
Riverside III, CA	46,809		91	1,035	964	310	1,780	2,090	402	1998
Riverside IV, CA	67,320		1,351	6,183	74	1,351	6,257	7,608	646	2006
Riverside V, CA	85,521		1,170	5,359	144	1,170	5,502	6,673	566	2006
Riverside VI, CA	74,900	(K)	1,040	4,119	(190)	1,040	3,738	4,969	70	2007
Roseville, CA	59,944	(C)	1,284	3,767	180	1,284	3,947	5,231	528	2005
Sacramento I, CA	50,764	(C)	1,152	3,380	136	1,152	3,514	4,668	480	2005
Sacramento II, CA	61,890	(C)	1,406	4,128	77	1,407	4,205	5,612	579	2005
San Bernardino I, CA	47,350		67	748	826	217	1,424	1,641	334	1997
San Bernardino II, CA	83,278	(F)	152	1,704	1,298	450	2,703	3,154	688	1997
San Bernardino III, CA	31,070	(A)	51	572	1,037	182	1,478	1,660	391	1997
San Bernardino IV, CA	57,245	(F)	152	1,695	1,604	444	3,007	3,451	881	1997
San Bernardino V, CA	41,646	(A)	112	1,251	1,077	306	2,135	2,440	644	1997
San Bernardino VI, CA	35,671	(A)	98	1,093	884	242	1,813	2,075	575	1997

						Gross Carrying Amount
			Initial Cost		Costs Sub-	at December 31, 2007
Description	Square Footage	Encum- brances	Land	Building and Improvements	sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
San Bernardino VII, CA	83,507	(E)	$1,872	$5,391	$34	$1,872	$5,426	$7,297	$835	2005
San Bernardino VIII, CA	56,820		783	3,583	138	783	3,721	4,504	382	2006
San Bernardino IX, CA	117,928		1,205	5,518	119	1,205	5,636	6,841	581	2006
San Bernardino X, CA	78,839		1,475	6,753	185	1,476	6,937	8,413	711	2006
San Bernardino XI, CA	112,154		1,691	7,741	165	1,692	7,905	9,597	814	2006
San Marcos, CA	37,430	(G	775	2,288	48	776	2,335	3,111	322	2005
Santa Ana, CA	65,528		1,223	5,600	144	1,223	5,744	6,967	588	2006
South Palmetto, CA	80,505		292	3,289	1,818	688	4,711	5,399	1,076	1998
South Sacramento, CA	52,290	(C)	790	2,319	109	791	2,428	3,219	334	2005
Spring Valley, CA	55,070		1,178	5,394	285	1,178	5,679	6,857	577	2006
Sun City, CA	38,435		140	1,579	894	324	2,289	2,613	554	1998
Temecula I, CA	81,740		660	4,735	1,104	911	5,588	6,499	1,252	1998
Temecula II, CA	84,580	(K)	3,080	5,839	(103)	3,080	5,626	8,815	104	2007
Thousand Palms, CA	76,336		1,493	6,835	263	1,493	7,098	8,591	728	2006
Vista I, CA	74,405	(D)	711	4,076	2,032	1,118	5,701	6,819	1,298	2001
Vista II, CA	147,721		4,629	13,599	54	4,629	13,653	18,282	1,624	2005
Walnut, CA	50,708		1,578	4,635	173	1,595	4,792	6,386	568	2005
West Sacramento, CA	39,715		1,222	3,590	81	1,222	3,671	4,893	433	2005
Westminster, CA	68,048	(G)	1,740	5,142	111	1,743	5,250	6,993	727	2005
Yucaipa, CA	77,560	(F)	198	2,221	1,454	525	3,348	3,873	860	1997
Aurora I, CO	75,867	(C)	1,343	2,986	181	1,343	3,167	4,510	446	2005
Aurora II, CO	57,753		736	1,637	254	736	1,891	2,627	244	2005
Aurora III, CO	28,730		352	783	159	352	942	1,294	122	2005
Aurora IV, CO	49,700		752	3,066	108	753	3,173	3,927	356	2006
Boulder I, CO	47,296		1,005	4,095	209	1,005	4,304	5,309	421	2006
Boulder II, CO	101,245		2,556	10,416	180	2,556	10,596	13,152	1,029	2006
Boulder III, CO	80,174		1,370	5,581	149	1,370	5,730	7,100	558	2006
Boulder IV, CO	95,148		2,102	8,563	135	2,102	8,699	10,800	845	2006
Colorado Springs I, CO	47,975		771	1,717	160	771	1,877	2,648	242	2005
Colorado Springs II, CO	62,400	1,999	657	2,674	162	656	2,837	3,493	233	2006
Denver I, CO	58,050		1,105	2,459	109	1,105	2,568	3,673	334	2005
Denver II, CO	59,200		673	2,741	104	674	2,845	3,518	322	2006
Denver III, CO	63,700		732	2,982	127	733	3,108	3,841	352	2006
Englewood, CO	51,000		981	2,183	115	981	2,298	3,278	305	2005
Federal Heights, CO	54,770	(C)	878	1,953	80	879	2,032	2,911	291	2005
Golden, CO	87,832	(C)	1,683	3,744	205	1,684	3,948	5,632	551	2005
Littleton I , CO	53,490	(C)	1,268	2,820	118	1,268	2,938	4,206	411	2005
Littleton II, CO	46,175		1,121	2,495	127	1,121	2,622	3,743	346	2005
Northglenn, CO	52,102	(C)	862	1,917	103	862	2,020	2,882	288	2005
Bloomfield, CT	48,700		78	880	2,193	360	2,791	3,151	675	1997
Branford, CT	49,079		217	2,433	1,021	504	3,166	3,671	1,043	1995
Bristol, CT	47,825	(E)	1,819	3,161	53	1,819	3,213	5,033	529	2005
East Windsor, CT	45,900	(A)	744	1,294	239	744	1,519	2,278	236	2005
Enfield, CT	52,775	(D)	424	2,424	282	473	2,657	3,130	923	2001
Gales Ferry, CT	54,230		240	2,697	1,312	489	3,760	4,249	1,247	1995
Manchester I, CT	47,125	(D)	540	3,096	292	563	3,365	3,928	1,120	2002
Manchester II, CT	52,725	(E)	996	1,730	83	996	1,811	2,809	293	2005
Milford, CT	44,885		87	1,050	1,049	274	1,912	2,186	529	1994
Monroe, CT	58,500	(E)	2,004	3,483	439	2,004	3,837	5,926	605	2005
Mystic, CT	50,800		136	1,645	1,692	410	3,030	3,473	854	1994
Newington I, CT	42,620	(E)	1,059	1,840	64	1,059	1,904	2,962	312	2005
Newington II, CT	35,810	(E)	911	1,584	60	911	1,644	2,555	272	2005
Old Saybrook I, CT	87,700	(E)	3,092	5,374	218	3,092	5,592	8,684	918	2005
Old Saybrook II, CT	26,425	(E)	1,135	1,973	110	1,135	2,083	3,218	343	2005
South Windsor, CT	71,725		90	1,127	1,041	272	1,985	2,258	538	1994
Stamford, CT	28,957	(E)	1,941	3,374	52	1,941	3,426	5,367	565	2005
Boca Raton, FL	37,958	(F)	529	3,054	1,456	813	4,226	5,039	1,196	2001
Boynton Beach I, FL	62,013	(E)	667	3,796	1,581	958	5,086	6,044	1,478	2001
Boynton Beach II, FL	61,841	(A)	1,030	2,968	192	1,030	3,160	4,190	440	2005
Bradenton I, FL	68,502		1,180	3,324	115	1,180	3,439	4,619	558	2004
Bradenton II, FL	87,760		1,931	5,561	239	1,931	5,801	7,731	938	2004
Cape Coral, FL	76,592	(F)	472	2,769	2,261	830	4,672	5,502	1,341	2000
Dania Beach, FL	183,393		3,584	10,324	369	3,584	10,685	14,277	1,747	2004
Dania, FL	58,270		205	2,068	1,302	481	3,094	3,575	872	1994
Davie, FL	81,035	(D)	1,268	7,183	603	1,373	7,682	9,054	2,452	2001
Deerfield Beach, FL	57,600	(A)	946	2,999	1,799	1,311	4,433	5,744	902	1998
DeLand, FL	37,552		113	1,258	734	286	1,819	2,105	427	1998
Delray Beach, FL	67,809	(A)	798	4,539	562	883	5,017	5,899	1,644	2001
Fernandina Beach, FL	111,030		189	2,111	3,346	523	3,871	5,646	1,314	1996
Ft. Lauderdale, FL	70,596	(D)	937	3,646	2,202	1,384	5,401	6,785	1,134	1999
Ft. Myers, FL	67,546	(A)	303	3,329	334	328	3,637	3,966	1,213	1998
Gulf Breeze, FL	79,449		2,035	5,863	76	2,035	5,940	7,975	686	2005
Jacksonville I, FL	80,401		1,862	5,362	31	1,862	5,392	7,255	602	2005
Jacksonville II, FL	65,020		950	7,004	(666)	950	5,671	7,288	114	2007
Jacksonville III, FL	65,603		860	7,409	(571)	860	6,267	7,699	123	2007
Jacksonville IV, FL	78,604	(K)	870	8,049	(40)	870	7,965	8,878	145	2007
Jacksonville V, FL	81,860		1,220	8,210	(533)	1,220	7,141	8,897	138	2007
Lake Worth, FL	163,683	(F)	183	6,597	5,149	183	11,746	11,929	3,926	1998
Lakeland I, FL	48,911	(A)	81	896	940	256	1,661	1,917	606	1994
Lakeland II, FL	47,680		49	551	487	103	983	1,087	307	1996

						Gross Carrying Amount
			Initial Cost		Costs Sub-	at December 31, 2007
Description	Square Footage	Encum- brances	Land	Building and Improvements	sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Leesburg, FL	59,840		$96	$1,079	$786	$214	$1,257	$1,961	$542	1997
Kendall, FL	75,395	(K)	2,350	8,106	(765)	2,350	6,573	9,691	133	2007
Lutz I, FL	72,495		901	2,478	78	901	2,556	3,457	419	2004
Lutz II, FL	69,292		992	2,868	115	992	2,983	3,975	482	2004
Margate I, FL	54,405	(A)	161	1,763	1,551	399	3,076	3,475	869	1994
Margate II, FL	65,168		132	1,473	1,667	383	2,889	3,272	731	1996
Merrit Island, FL	50,427	(A)	716	2,983	433	796	3,336	4,132	963	2000
Miami I, FL	46,925	(D)	179	1,999	1,566	484	3,261	3,744	1,007	1995
Miami II, FL	57,040		188	2,052	656	286	2,609	2,896	873	1994
Miami III, FL	67,060	(E)	253	2,544	1,339	561	3,575	4,136	1,039	1994
Miami IV, FL	58,315		193	2,174	1,786	516	3,638	4,153	1,107	1995
Miami V, FL	78,465		193	2,165	981	364	2,974	3,339	881	1995
Miami VI, FL	150,510		4,577	13,185	148	4,577	13,333	17,910	1,540	2005
Naples I, FL	48,050		90	1,010	2,238	270	3,067	3,338	848	1996
Naples II, FL	65,850	(E)	148	1,652	4,119	558	5,361	5,919	1,292	1997
Naples III, FL	81,145	(A)	139	1,561	3,632	598	4,734	5,332	1,608	1997
Naples IV, FL	40,975		262	2,980	442	407	3,277	3,684	900	1998
Ocala, FL	41,891		55	558	526	155	985	1,139	279	1994
Ocoee, FL	76,250		1,286	3,705	78	1,286	3,783	5,069	523	2005
Orange City, FL	59,636		1,191	3,209	60	1,191	3,269	4,460	538	2004
Orlando I, FL	52,170		187	2,088	450	240	2,485	2,725	943	1997
Orlando II, FL	62,864	(E)	1,589	4,576	35	1,589	4,610	6,199	650	2005
Orlando III, FL	104,165		1,209	7,768	124	1,209	7,892	9,102	645	2006
Oviedo, FL	49,256		440	2,824	127	440	2,844	3,391	241	2006
Pembroke Pines, FL	67,337	(D)	337	3,772	2,555	953	5,711	6,664	1,403	1997
Royal Palm Beach I, FL	98,961	(F)	205	2,148	2,620	741	4,232	4,973	1,196	1994
Royal Palm Beach II, FL	81,515	(K)	1,640	8,607	(511)	1,640	7,582	9,736	146	2007
Sanford, FL	61,810		453	2,911	77	453	2,989	3,442	245	2006
Sarasota, FL	70,788	(A)	333	3,656	1,068	529	4,528	5,057	1,407	1998
St. Augustine, FL	59,670		135	1,515	3,042	383	4,308	4,692	1,114	1996
Stuart I, FL	41,324		154	1,726	1,154	319	2,704	3,034	893	1997
Stuart II, FL	86,924	(E)	324	3,625	2,365	685	5,629	6,314	1,433	1997
SW Ranches, FL	64,955		1,390	7,598	(889)	1,390	5,818	8,099	121	2007
Tampa I, FL	60,700		124	1,252	453	220	1,610	1,829	513	1994
Tampa II, FL	55,997		330	1,887	475	330	2,350	2,692	728	2001
Tampa III, FL	83,788		2,670	6,249	(532)	2,670	5,182	8,387	103	2007
Vero Beach, FL	50,390		159	1,783	404	259	2,087	2,346	349	1998/1997
West Palm Beach I, FL	67,973	2,359	719	3,420	1,436	835	4,740	5,575	1,518	2001
West Palm Beach II, FL	93,764		2,129	8,671	188	2,129	8,859	10,988	1,665	2004
Alpharetta, GA	90,485	(F)	806	4,720	867	967	5,426	6,393	1,968	2001
Austell , GA	83,615		1,635	4,711	135	1,643	4,838	6,481	353	2006
Decatur, GA	148,480		616	6,776	(99)	616	6,677	7,293	1,900	1998
Norcross, GA	85,390	(D)	514	2,930	659	632	3,470	4,103	1,019	2001
Peachtree City, GA	49,845	1,746	435	2,532	519	529	2,957	3,486	885	2001
Smyrna, GA	56,820	(F)	750	4,271	113	750	4,384	5,134	1,496	2001
Snellville, GA	79,950		1,660	4,781	91	1,660	4,872	6,532	251	2007
Suwanee I, GA	85,450		1,737	5,010	86	1,737	5,096	6,832	261	2007
Suwanee II, GA	79,640	(K)	800	6,942	(336)	800	6,268	7,406	119	2007
Addison, IL	31,275	(I)	428	3,531	167	428	3,698	4,126	590	2004
Aurora, IL	73,845		644	3,652	41	644	3,693	4,337	608	2004
Bartlett, IL	51,525		931	2,493	67	931	2,560	3,491	419	2004
Hanover, IL	41,174	(E)	1,126	2,197	71	1,126	2,268	3,394	373	2004
Bellwood, IL	86,575	(E)	1,012	5,768	519	1,012	6,287	7,299	2,087	2001
Des Plaines, IL	74,600	(I)	1,564	4,327	157	1,564	4,484	6,048	727	2004
Elk Grove Village, IL	64,304	(I)	1,446	3,535	201	1,446	3,736	5,182	615	2004
Glenview, IL	100,115	(I)	3,740	10,367	100	3,740	10,467	14,207	1,713	2004
Gurnee, IL	80,300	(I)	1,521	5,440	183	1,521	5,623	7,144	915	2004
Harvey, IL	60,315	(I)	869	3,635	46	869	3,681	4,550	606	2004
Joliet, IL	74,350	(I)	547	4,704	59	547	4,763	5,310	782	2004
Kildeer, IL	46,475	(I)	2,102	2,187	82	2,102	2,269	4,371	368	2004
Lombard, IL	57,736	(I)	1,305	3,938	488	1,305	4,426	5,731	696	2004
Mount Prospect, IL	65,000	(I)	1,701	3,114	79	1,701	3,193	4,894	520	2004
Mundelein, IL	44,700	(I)	1,498	2,782	74	1,498	2,856	4,354	471	2004
North Chicago, IL	53,300	(I)	1,073	3,006	161	1,073	3,167	4,240	510	2004
Plainfield I, IL	53,900		1,770	1,715	133	1,770	1,848	3,618	304	2004
Plainfield II, IL	52,100		694	2,000	103	694	2,103	2,797	294	2005
Schaumburg, IL	31,235		538	645	94	538	739	1,277	127	2004
Streamwood, IL	64,305	(A)	1,447	1,662	152	1,447	1,814	3,261	300	2004
Warrensville, IL	48,796	(A)	1,066	3,072	89	1,066	3,161	4,228	428	2005
Waukegan, IL	79,750	(I)	1,198	4,363	94	1,198	4,457	5,655	732	2004
West Chicago, IL	48,475	(E)	1,071	2,249	125	1,071	2,374	3,445	385	2004
Westmont, IL	53,700	(I	1,155	3,873	41	1,155	3,914	5,069	643	2004
Wheeling I, IL	54,210	(A)	857	3,213	137	857	3,350	4,207	551	2004
Wheeling II, IL	67,825	(I)	793	3,816	175	793	3,991	4,784	650	2004
Woodridge, IL	50,725	(I)	943	3,397	50	943	3,447	4,390	568	2004
Indianapolis I, IN	43,600	(I)	1,871	1,230	65	1,871	1,295	3,166	220	2004
Indianapolis II, IN	44,900	(I)	669	2,434	68	669	2,502	3,171	423	2004
Indianapolis III, IN	60,850	(I)	1,229	2,834	40	1,229	2,874	4,103	473	2004

						Gross Carrying Amount
			Initial Cost			at December 31, 2007
Description	Square Footage	Encum- brances	Land	Building and Improvements	Costs Sub-sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Indianapolis IV, IN	68,250		$641	$3,154	$4	$552	$3,247	$3,799	$533	2004
Indianapolis V, IN	74,825	(I)	2,138	3,633	131	2,138	3,764	5,902	610	2004
Indianapolis VI, IN	73,353	(A)	406	3,496	151	406	3,647	4,053	589	2004
Indianapolis VII, IN	91,807	(I)	908	4,755	348	908	5,103	6,011	820	2004
Indianapolis VIII, IN	80,140	(I)	887	3,548	101	887	3,649	4,536	599	2004
Indianapolis IX, IN	61,732	(I)	1,133	4,103	150	1,133	4,253	5,386	689	2004
Baton Rouge I, LA	55,474		112	1,248	497	208	1,649	1,857	487	1997
Baton Rouge II, LA	80,452	(A)	150	1,558	1,272	331	2,649	2,980	840	1997
Baton Rouge III, LA	60,770		133	1,487	625	271	1,974	2,245	561	1997
Prairieville, LA	28,319		90	1,004	170	90	1,174	1,264	356	1998
Slidell, LA	79,540	(D)	188	3,175	1,581	802	4,142	4,944	1,142	2001
Boston, MA	60,270	(F)	1,516	8,628	186	1,516	8,814	10,330	2,882	2002
Leominster, MA	54,081	(D)	90	1,519	2,319	338	3,591	3,928	905	1998
Medford, MA	58,577	(K)	1,330	7,165	(565)	1,330	6,033	7,930	119	2007
Baltimore, MD	93,700	(E)	1,050	5,997	889	1,173	6,763	7,936	2,177	2001
California, MD	77,678		1,486	4,280	62	1,486	4,342	5,828	709	2004
Gaithersburg, MD	86,970	6,227	3,124	9,000	96	3,124	9,096	12,220	1,405	2005
Laurel, MD	162,297	(F)	1,409	8,035	3,309	1,928	10,825	12,753	2,919	2001
Temple Hills, MD	97,250	(D)	1,541	8,788	1,975	1,800	10,504	12,304	2,955	2001
Grand Rapids, MI	87,031	(A)	185	1,821	1,345	325	3,027	3,351	1,064	1996
Portage, MI	50,280		104	1,160	784	237	1,810	2,048	613	1996
Romulus, MI	42,175	(A)	308	1,743	581	418	2,214	2,632	622	1997
Wyoming, MI	91,283	(A)	191	2,135	956	354	2,928	3,282	1,074	1996
Biloxi, MS	66,394		148	1,652	719	279	2,240	2,519	600	1997
Gautier, MS	35,925		93	1,040	40	93	1,080	1,173	367	1997
Gulfport I, MS	68,320		128	1,438	851	156	2,261	2,417	676	1997
Gulfport II, MS	64,445		117	1,306	552	179	1,797	1,975	549	1997
Gulfport III, MS	61,251	(E)	172	1,928	845	338	2,607	2,945	723	1997
Waveland, MS	57,096		215	2,481	(445)	392	1,859	2,251	155	1998
Belmont, NC	80,512		385	2,196	502	451	2,632	3,083	843	2001
Burlington I, NC	109,545	(A)	498	2,837	316	498	3,153	3,651	1,015	2001
Burlington II, NC	42,280		320	1,829	228	340	2,037	2,377	641	2001
Cary, NC	111,772	(A)	543	3,097	259	543	3,357	3,899	835	2001
Charlotte, NC	69,000	(F)	782	4,429	1,354	1,068	5,497	6,565	1,466	1999
Fayetteville I, NC	41,450		156	1,747	744	301	2,346	2,647	730	1997
Fayetteville II, NC	54,225	(F)	213	2,301	699	399	2,813	3,213	772	1997
Raleigh, NC	48,675		209	2,398	204	296	2,516	2,811	687	1998
Brick, NJ	52,740		234	2,762	1,273	485	3,784	4,269	1,146	1994
Clifton, NJ	105,550	(A)	4,346	12,520	109	4,346	12,629	16,975	1,621	2005
Cranford, NJ	91,250		290	3,493	1,984	779	4,988	5,767	1,426	1994
East Hanover, NJ	107,679		504	5,763	3,447	1,315	8,399	9,714	2,396	1994
Elizabeth, NJ	38,892		751	2,164	202	751	2,366	3,117	289	2005
Fairview, NJ	27,676		246	2,759	231	246	2,990	3,236	954	1997
Hamilton, NJ	70,550		1,885	5,430	132	1,893	5,554	7,446	402	2006
Hoboken, NJ	34,280		1,370	3,947	407	1,370	4,354	5,724	530	2005
Jersey City, NJ	91,361		397	4,507	2,530	1,010	6,424	7,434	1,840	1994
Linden I, NJ	95,575		517	6,008	2,864	1,170	8,219	9,389	2,365	1994
Linden II, NJ	35,800		—	2	873	189	686	875	70	1994
Morris Township, NJ	75,576	(D)	500	5,602	2,480	1,072	7,510	8,582	2,045	1997
Parsippany, NJ	66,325		475	5,322	1,903	909	6,790	7,700	1,924	1997
Randolph, NJ	52,565	(D)	855	4,872	1,229	1,108	5,848	6,956	1,781	2002
Sewell, NJ	57,767	(F)	484	2,766	1,135	706	3,678	4,385	1,118	2001
Albuquerque I, NM	65,927	(C)	1,039	3,395	167	1,039	3,562	4,601	515	2005
Albuquerque II, NM	58,834	(C)	1,163	3,801	141	1,163	3,942	5,105	565	2005
Albuquerque III, NM	41,016		519	1,697	174	519	1,870	2,390	267	2005
Albuquerque IV, NM	57,536	(C)	664	2,171	156	664	2,327	2,991	335	2005
Albuquerque V, NM	52,217		915	2,996	144	915	3,141	4,056	357	2006
Carlsbad, NM	39,999	(B)	490	1,613	77	491	1,689	2,180	243	2005
Deming, NM	33,005	(B)	338	1,114	78	339	1,192	1,531	173	2005
Las Cruces, NM	43,850	(B)	611	2,012	98	612	2,109	2,721	304	2005
Lovington, NM	15,751	(B)	222	740	(189)	169	603	773	87	2005
Silver City, NM	26,875	(B)	153	504	67	153	571	724	85	2005
Truth or Consequences, NM	24,010	(B)	10	34	65	11	98	109	19	2005
Las Vegas I, NV	50,882		1,851	2,986	161	1,851	3,147	4,998	314	2006
Las Vegas II, NV	49,000		3,354	5,411	83	3,355	5,493	8,848	551	2006
Endicott, NY	35,930		779	838	77	779	915	1,694	151	2005
Jamaica, NY	89,455	(D)	2,043	11,658	346	2,043	12,004	14,047	3,931	2001
New Rochelle, NY	48,431	(A)	1,673	4,827	83	1,673	4,910	6,583	681	2005
North Babylon, NY	78,338	(F)	225	2,514	3,921	568	6,092	6,660	1,680	1998
Riverhead, NY	38,690		1,068	1,149	97	1,068	1,246	2,314	207	2005
Southold, NY	58,609		2,079	2,238	188	2,079	2,426	4,505	391	2005
Avon, CO	28,227		1,012	2,252	88	1,012	2,340	3,351	308	2005
Boardman, OH	65,495	(F)	64	745	2,095	287	2,617	2,904	1,292	1980
Brecksville, OH	58,452		228	2,545	954	442	3,286	3,727	878	1998

						Gross Carrying Amount
			Initial Cost		Costs Sub-	at December 31, 2007
Description	Square Footage	Encum- brances	Land	Building and Improvements	sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Canton I, OH	39,750		$138	$679	$178	$137	$857	$995	$122	2005
Canton II, OH	26,200		122	595	109	120	706	826	103	2005
Centerville I, OH	86,390	(I)	471	3,705	110	471	3,815	4,286	617	2004
Centerville II, OH	43,400	(E)	332	1,757	144	332	1,901	2,233	299	2004
Cleveland I, OH	45,950		525	2,592	114	524	2,707	3,231	403	2005
Cleveland II, OH	58,450		290	1,427	149	289	1,578	1,866	241	2005
Columbus , OH	66,875		1,234	3,151	(19)	1,239	3,127	4,366	256	2006
Dayton I, OH	43,100	(E)	323	2,070	80	323	2,150	2,473	351	2004
Dayton II, OH	48,149		441	2,176	122	440	2,298	2,739	339	2005
Euclid I, OH	46,910		200	1,053	1,880	317	2,816	3,133	1,404	1988
Euclid II, OH	47,275		359	—	1,630	461	1,528	1,989	348	1988
Grove City, OH	89,290		1,756	4,485	82	1,761	4,562	6,324	358	2006
Hilliard, OH	89,715		1,361	3,476	88	1,366	3,558	4,924	278	2006
Hudson, OH	65,240		195	2,198	470	274	2,588	2,863	736	1998
Lakewood, OH	39,267		405	854	441	405	1,295	1,700	678	1989
Louisville, OH	53,960		257	1,260	110	255	1,372	1,627	204	2005
Marblehead, OH	52,300		374	1,843	146	373	1,991	2,363	291	2005
Mason, OH	33,900		127	1,419	56	149	1,452	1,602	447	1998
Mentor, OH	51,275		206	1,011	1,385	204	2,398	2,602	211	2005
Miamisburg, OH	59,930	(I)	375	2,410	101	375	2,511	2,886	413	2004
Middleburg Heights, OH	93,025		63	704	1,864	332	2,299	2,631	601	1980
North Canton I, OH	45,400		209	846	500	299	1,255	1,555	807	1979
North Canton II, OH	44,180		70	1,226	1	239	1,058	1,297	226	1983
North Olmsted I, OH	48,665		63	704	1,134	214	1,687	1,901	516	1979
North Olmsted II, OH	47,850	(F)	290	1,129	1,016	469	1,964	2,435	896	1988
North Randall, OH	80,099	(F)	515	2,323	2,778	898	4,718	5,616	1,246	1998
Perry, OH	63,850		290	1,427	106	288	1,535	1,823	231	2005
Reynoldsburg, OH	67,545		1,290	3,295	84	1,295	3,375	4,670	264	2006
Strongsville, OH	43,727	(K)	570	3,486	(315)	570	2,855	3,741	57	2007
Warrensville Heights, OH	90,331		525	766	2,839	935	3,195	4,130	722	1980
Westlake, OH	62,750		509	2,508	123	508	2,632	3,140	397	2005
Willoughby, OH	34,454		239	1,178	127	238	1,306	1,544	195	2005
Youngstown, OH	65,950	(A)	67	—	1,687	204	1,550	1,754	809	1977
Levittown, PA	76,230	(F)	926	5,296	788	926	6,084	7,010	1,907	2001
Philadelphia, PA	100,347	(D)	1,461	8,334	718	1,461	9,052	10,513	3,642	2001
Alcoa, TN	42,325	(J)	254	2,113	61	254	2,173	2,428	294	2005
Antioch, TN	76,150		588	4,906	99	588	5,005	5,593	564	2005
Cordova I, TN	54,225	(G)	296	2,482	142	297	2,624	2,920	358	2005
Cordova II, TN	67,600		429	3,580	125	429	3,704	4,134	341	2006
Knoxville I, TN	29,377		99	1,113	99	102	1,209	1,311	382	1997
Knoxville II, TN	38,000		117	1,308	169	129	1,466	1,594	439	1997
Knoxville III, TN	45,736		182	2,053	564	331	2,469	2,799	655	1998
Knoxville IV, TN	58,852		158	1,771	592	310	2,211	2,521	553	1998
Knoxville V, TN	42,790		134	1,493	392	235	1,784	2,019	514	1998
Knoxville VI, TN	63,440	(J)	439	3,653	79	440	3,731	4,171	503	2005
Knoxville VII, TN	54,994	(J)	312	2,594	83	312	2,677	2,989	362	2005
Knoxville VIII, TN	96,518	(J)	585	4,869	107	586	4,975	5,561	670	2005
Memphis I, TN	91,300	(E)	677	3,880	1,066	677	4,945	5,623	1,506	2001
Memphis II, TN	71,960		395	2,276	160	395	2,436	2,831	830	2001
Memphis III, TN	41,137	(G)	212	1,779	131	213	1,909	2,122	265	2005
Memphis IV, TN	38,750	(G)	160	1,342	112	160	1,453	1,614	202	2005
Memphis V, TN	60,370	(G)	209	1,753	398	210	2,150	2,360	263	2005
Memphis VI, TN	109,317		462	3,851	235	462	4,086	4,548	375	2006
Memphis VII, TN	115,303		215	1,792	289	215	2,081	2,296	188	2006
Memphis VIII, TN	96,060		355	2,959	222	355	3,181	3,536	290	2006
Nashville I, TN	106,930		405	3,379	193	405	3,572	3,977	400	2005
Nashville II, TN	83,274		593	4,950	190	593	5,140	5,733	564	2005
Nashville III, TN	99,600		416	3,469	137	416	3,607	4,023	388	2006
Nashville IV, TN	102,425		992	8,274	126	992	8,400	9,392	897	2006
Austin I, TX	59,520		2,239	2,038	62	2,239	2,100	4,338	258	2005
Austin II, TX	65,401		734	3,894	120	738	4,009	4,748	369	2006
Austin III, TX	71,030		1,030	5,468	119	1,035	5,582	6,617	418	2006
Baytown, TX	38,950		946	863	59	948	921	1,868	127	2005
Bryan, TX	60,450		1,394	1,268	77	1,396	1,343	2,739	184	2005
College Station, TX	26,550	(H)	812	740	32	813	771	1,584	105	2005
Dallas, TX	58,707		2,475	2,253	115	2,475	2,367	4,842	291	2005
Denton, TX	60,836	2,062	553	2,936	75	569	2,995	3,564	215	2006
El Paso I, TX	59,864	(C)	1,983	1,805	113	1,984	1,918	3,901	255	2005
El Paso II, TX	48,692	(C)	1,319	1,201	74	1,320	1,274	2,594	169	2005
El Paso III, TX	71,276	(C)	2,408	2,192	98	2,409	2,289	4,698	303	2005
El Paso IV, TX	48,962	(C)	2,073	1,888	(271)	2,074	1,616	3,690	265	2005
El Paso V, TX	62,825	(B)	1,758	1,617	79	1,761	1,693	3,454	219	2005
El Paso VI, TX	36,620	(B)	660	607	72	662	677	1,339	90	2005
El Paso VII, TX	34,545	(B)	563	517	55	565	571	1,136	76	2005
Fort Worth I, TX	49,778		1,253	1,141	68	1,253	1,208	2,462	149	2005
Fort Worth II, TX	72,925		868	4,607	76	874	4,676	5,551	430	2006
Frisco I, TX	50,854	(A)	1,093	3,148	33	1,093	3,181	4,274	439	2005
Frisco II, TX	71,339	3,440	1,564	4,507	57	1,564	4,564	6,128	628	2005

						Gross Carrying Amount
			Initial Cost			at December 31, 2007
Description	Square Footage	Encum- brances	Land	Building and Improvements	Costs Sub-sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Frisco III, TX	72,275		$1,147	$6,088	$69	$1,154	$6,151	$7,305	$567	2006
Garland I, TX	70,000	3,280	751	3,984	231	767	4,199	4,966	293	2006
Garland II, TX	68,475		862	4,578	41	862	4,619	5,481	290	2006
Greenville I, TX	59,385		1,848	1,682	43	1,848	1,725	3,573	215	2005
Greenville II, TX	44,900		1,337	1,217	45	1,337	1,262	2,599	157	2005
Houston I, TX	101,350		1,420	1,296	89	1,422	1,383	2,805	191	2005
Houston II, TX	71,300		1,510	1,377	76	1,512	1,450	2,962	207	2005
Houston III, TX	60,820	547	575	524	175	576	698	1,274	85	2005
Houston IV, TX	43,775	(H)	960	875	67	961	941	1,902	126	2005
Houston V, TX	127,145	4,477	1,153	6,122	193	1,156	6,312	7,468	421	2006
Keller, TX	61,885	2,605	890	4,727	40	890	4,766	5,657	457	2006
La Porte, TX	45,100		842	761	101	843	861	1,704	119	2005
Lewisville, TX	58,465	1,874	476	2,525	99	492	2,608	3,100	186	2006
Mansfield, TX	63,025		837	4,443	60	843	4,496	5,339	415	2006
McKinney I, TX	47,020	1,374	1,632	1,486	62	1,634	1,546	3,180	186	2005
McKinney II, TX	70,050	4,303	855	5,076	45	857	5,119	5,976	493	2006
North Richland Hills, TX	57,025		2,252	2,049	56	2,252	2,105	4,357	259	2005
Roanoke, TX	59,400		1,337	1,217	46	1,337	1,263	2,600	159	2005
San Antonio I, TX	75,270		2,895	2,635	26	2,895	2,661	5,556	316	2005
San Antonio II, TX	73,205		1,047	5,558	46	1,052	5,600	6,652	351	2006
San Antonio III, TX	72,525		996	5,286	13	996	5,298	6,294	265	2007
Sherman I, TX	55,050	1,599	1,904	1,733	53	1,906	1,785	3,690	215	2005
Sherman II, TX	48,425	1,909	1,337	1,217	50	1,337	1,268	2,604	153	2005
Spring, TX	72,801		580	3,081	38	580	3,119	3,700	299	2006
Murray I, UT	60,280	(C)	3,847	1,017	122	3,848	1,137	4,985	157	2005
Murray II, UT	71,421	(C)	2,147	567	189	2,148	755	2,903	98	2005
Salt Lake City I, UT	56,446	(C)	2,695	712	144	2,696	855	3,552	120	2005
Salt Lake City II, UT	53,676	(C)	2,074	548	119	2,075	666	2,741	93	2005
Fredericksburg I, VA	69,450		1,680	4,840	224	1,680	5,063	6,744	514	2005
Fredericksburg II, VA	61,493		1,757	5,062	283	1,758	5,344	7,102	532	2005
Milwaukee, WI	58,515	(I)	375	4,333	113	375	4,446	4,821	731	2004
USIFB	25,032		—	7,057	—	—	7,057	7,057	—	2007
Corporate Office	—		—	—	—	—	6,202	6,316	2,542	1977
Construction in Progress	—		—	—	—	—	5,482	5,482	—
	26,144,216		$364,263	$1,339,432	$200,935	$393,715	$1,513,651	$1,916,396	$269,278

(A)	This facility is part of Yasky Loan portfolio, with a balance of $80,000 as of December 31, 2007.
(B)	This facility is part of the YSI XXV Loan portfolio, with a balance of $8,201 as of December 31, 2007.
(C)	This facility is part of the YSI XX Loan portfolio, with a balance of $67,545 as of December 31, 2007.
(D)	This facility is part of the YSI II Loan portfolio, with a balance of $86,843 as of December 31, 2007.
(E)	This facility is part of the YSI VI Loan portfolio, with a balance of $79,645 as of December 31, 2007.
(F)	This facility is part of the YSI I Loan portfolio, with a balance of $86,770 as of December 31, 2007.
(G)	This facility is part of the YSI XXVI Loan portfolio, with a balance of $9,956 as of December 31, 2007.
(H)	This facility is part of the YSI XXVIII Loan portfolio, with a balance of $1,676 as of December 31, 2007.
(I)	This facility is part of the YSI III Loan portfolio, with a balance of $86,712 as of December 31, 2007.
(J)	This facility is part of the YSI XXX Loan portfolio, with a balance of $8,024 as of December 31, 2007.
(K)	This facility is part of the YSI RT Secured Term Loan portfolio, with a balance of $47,444 as of December 31, 2007.
(L)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in real estate facilities during 2007, 2006, and 2005 was as follows (in thousands):

	2007	2006	2005
Storage facilities
Balance at beginning of year	$1,771,864	$1,386,786	$851,628
Acquisitions & improvements	160,256	384,130	564,305
Dispositions and other	(21,206)	(534)	(30,530)
Contstruction in progress	5,482	1,482	1,383
Balance at end of year	$1,916,396	$1,771,864	$1,386,786
Accumulated depreciation
Balance at beginning of year	$205,049	$140,491	$122,473
Depreciation expense	68,355	64,728	39,949
Dispositions and other	(4,126)	(170)	(21,931)
Balance at end of year	$269,278	$205,049	$140,491

Net Storage facility assets	$1,647,118	$1,566,815	$1,246,295