Form 10-Q
period 2008-03-31
U-Store-It Trust
filed 2008-05-09
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2008
common stock, $.01 par value	57,845,435

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

•         counterparty non-performance related to the use of derivative financial instruments;

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

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required in securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Storage facilities	$1,929,658	$1,916,396
Accumulated depreciation	(285,945)	(269,278)
	1,643,713	1,647,118
Cash and cash equivalents	5,625	4,517
Restricted cash	16,090	15,818
Loan procurement costs - net of amortization	5,648	6,108
Other assets	10,679	14,270
Total assets	$1,681,755	$1,687,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$235,000	$219,000
Unsecured term loan	200,000	200,000
Secured term loan	47,444	47,444
Mortgage loans and notes payable	559,609	561,057
Accounts payable, accrued expenses and other	28,537	33,623
Due to related parties	—	110
Distributions payable	11,326	11,300
Deferred revenue	11,044	10,148
Security deposits	553	548
Total liabilities	1,093,513	1,083,230

Minority interests	47,770	48,982

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,590,792 and 57,577,232 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	576	576
Additional paid in capital	798,734	797,940
Accumulated other comprehensive loss	(3,209)	(1,664)
Accumulated deficit	(255,629)	(241,233)
Total shareholders’ equity	540,472	555,619
Total liabilities and shareholders’ equity	$1,681,755	$1,687,831

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES
Rental income	$56,376	$50,306
Other property related income	3,687	4,235
Other - related party	—	117
Total revenues	60,063	54,658
OPERATING EXPENSES
Property operating expenses	25,389	22,842
Property operating expenses - related party	—	37
Depreciation	19,950	16,560
General and administrative	5,495	5,888
General and administrative - related party	—	101
Total operating expenses	50,834	45,428
OPERATING INCOME	9,229	9,230
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(13,826)	(12,826)
Loan procurement amortization expense	(471)	(445)
Interest income	59	115
Other	67	(6)
Total other expense	(14,171)	(13,162)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(4,942)	(3,932)
MINORITY INTERESTS	397	326
LOSS FROM CONTINUING OPERATIONS	(4,545)	(3,606)
DISCONTINUED OPERATIONS
Income from operations	39	270
Gain on disposition of discontinued operations	571	—
Minority interest attributable to discontinued operations	(49)	(22)
Income from discontinued operations	561	248
NET LOSS	$(3,984)	$(3,358)

Basic and diluted loss per share from continuing operations	$(0.08)	$(0.06)
Basic and diluted earnings per share from discontinued operations	0.01	—
Basic and diluted loss per share	$(0.07)	$(0.06)

Weighted-average basic and diluted shares outstanding	57,593	57,421

Distributions declared per common share and unit	$0.18	$0.29

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net loss	$(3,984)	$(3,358)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	20,466	17,212
Gain on disposition of discontinued operations	(571)	—
Equity compensation expense	856	228
Accretion of fair market value of debt	(132)	(66)
Minority interests	(348)	(304)
Changes in other operating accounts:
Other assets	2,758	348
Accounts payable and accrued expenses	(8,168)	(1,688)
Other liabilities	858	572
Net cash provided by operating activities	$11,735	$12,944

Investing Activities
Acquisitions, additions and improvements to storage facilities	(18,155)	(22,355)
Proceeds from sales of properties	4,426	—
Increase in restricted cash	(272)	(1,382)
Net cash used in investing activities	$(14,001)	$(23,737)

Financing Activities
Proceeds from:
Revolving credit facility	30,000	21,500
Principal payments on:
Revolving credit facility	(14,000)	(4,500)
Mortgage loans and notes payable	(1,316)	(2,060)
Capital lease obligations	—	(17)
Distributions paid to shareholders	(10,386)	(16,627)
Distributions paid to minority partners	(914)	(1,570)
Loan procurement costs	(10)	—
Net cash provided by (used in) financing activities	$3,374	$(3,274)

Increase (decrease) in cash and cash equivalents	1,108	(14,067)

Cash and cash equivalents at beginning of period	4,517	19,716
Cash and cash equivalents at end of period	$5,625	$5,649

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$13,912	$12,785

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of March 31, 2008, the Company owned 408 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 26.1 million square feet.  The Properties are located in 26 states throughout the United States.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2008, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for each of the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

New Accounting Pronouncements

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity financial position, financial performance and cash flows.  SFAS 161 is effective on January 1, 2009.  We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“FAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be reported as equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  FAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This statement was effective on January 1, 2008.  We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  This standard is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

3.  STORAGE FACILITIES

The value of the Company’s real estate assets are summarized as follows:

	March 31,	December 31,
	2008	2007
	(in thousands)

Land	$394,440	$393,715
Buildings and improvements	1,335,906	1,324,168
Equipment	195,999	193,031
Construction in progress	3,313	5,482
Total	1,929,658	1,916,396
Less accumulated depreciation	(285,945)	(269,278)
Storage facilities — net	$1,643,713	$1,647,118

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2008 to March 31, 2008:

Facility/Portfolio	Location (state abbreviation)	Transaction Date	Total Number of Facilities	Purchase / Sale Price (in thousands)

2008 Acquisitions
Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions
77th Street Asset	Miami, FL	March 2008	1	$2,200
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
			2	$4,600

The following table summarizes the change in number of self-storage facilities from January 1, 2007 through March 31, 2008:

	2008	2007
Balance - Beginning of year	409	399
Facilities acquired	1	17
Facilities consolidated	—	(2)
Facilities sold	(2)	(5)
Balance - End of period	408	409

4.  INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company acquired finite-lived intangible assets valued at approximately $6.8 million as part of its 2007 acquisitions.  These assets represent the value of in-place leases at the time of acquisition.  The Company has recognized $4.0 million of amortization since the intangible asset was acquired in 2007, of which $1.7 million was recognized during the first quarter of 2008.  The estimated life of these assets is 12 months and the estimated remaining amortization expense that will be recognized during 2008 is $2.8 million.

During the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.  During the quarter ended March 31, 2008, the Company recognized approximately $0.2 million of amortization expense related to this asset.  The estimated life of this asset is 12 months and the estimated remaining amortization expense that will be recognized during 2008 is $0.8 million.

5.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

As of March 31, 2008, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility at March 31, 2008 was $435 million and was comprised of $200 million of term loan borrowings and $235 million of unsecured revolving loans and approximately $15 million was available under the Company’s credit facility.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At March 31, 2008, borrowings under the unsecured credit facility had a weighted average interest rate of 4.01%.

On September 14, 2007, the Company and its Operating Partnership entered into a secured term loan agreement that allows for term loans in the aggregate principal amount of up to $50 million. Each term loan matures on November 20, 2009, subject to extension in the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of March 31, 2008, there was one term loan outstanding for $47.4 million.  At March 31, 2008, the outstanding term loan had an interest rate of 3.86%.  The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007, that had a net book value of approximately $59.6 million at March 31, 2008.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective Interest	Maturity
Mortgage Loan	2008	2007	Rate	Date
	(in thousands)

Acq IV	$2,342	$2,359	7.71%	Dec-08
Acq VI	1,735	1,746	8.43%	Aug-09
YSI III	86,291	86,712	5.09%	Nov-09
YSI I	86,356	86,770	5.19%	May-10
YSI IV	6,208	6,227	5.25%	Jul-10
YSI XXV	8,174	8,201	5.00%	Oct-10
YSI XXVI	9,899	9,956	5.00%	Oct-10
YSI II	86,438	86,843	5.97%	Nov-10
Promissory notes	92	92	5.97%	Nov-10
YSI XII	1,589	1,599	5.33%	Jan-11
YSI XIII	1,366	1,374	5.97%	Sep-11
YSI VI	79,369	79,645	5.97%	Sep-11
YASKY	80,000	80,000	5.13%	Aug-12
USIFB	5,583	4,651	6.55%	Oct-12
YSI XIV	1,897	1,909	5.97%	Jan-13
YSI VII	3,266	3,280	6.50%	Jun-13
YSI VIII	1,866	1,874	6.50%	Jun-13
YSI IX	2,053	2,062	6.50%	Jun-13
YSI XVII	4,449	4,477	6.32%	Jul-13
YSI XXVII	543	547	5.59%	Nov-13
YSI XXX	7,970	8,024	5.59%	Nov-13
YSI XI	2,591	2,605	5.87%	Dec-13
YSI V	3,421	3,440	5.25%	Jan-14
YSI XXVIII	1,667	1,676	5.59%	Feb-14
YSI X	4,287	4,303	5.87%	Jan-15
YSI XV	1,990	1,999	6.41%	Jan-15
YSI XX	67,159	67,545	5.97%	Nov-15
Unamortized fair value	1,008	1,141

Total mortgage loans and notes payable	$559,609	$561,057

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at March 31, 2008 (in thousands):

2008	$9,258
2009	94,434
2010	112,497
2011	88,194
2012	163,290
2013 and thereafter	90,928
Total mortgage payments	558,601
Plus: Unamortized debt premiums	1,008
Total mortgage indebtedness	$559,609

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative instruments are limited to interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.   Therefore, the interest rate swaps are recorded in the condensed and consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

At March 31, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $100 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, on $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum in each case until November 2009.  The interest rate cap agreement effectively limits the interest rate on $40 million of credit facility borrowings at 5.50% per annum until June 2008.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2008 (dollars in thousands):

		Notional			Fair
Hedge Product	Hedge Type	Amount	Strike	Maturity	Value

Cap	Cash flow	$40,000	5.5000%	6/23/2008	$—
Swap	Cash flow	$50,000	4.7725%	11/20/2009	$(2,093)
Swap	Cash flow	$25,000	4.7160%	11/20/2009	$(1,023)
Swap	Cash flow	$25,000	2.3400%	11/20/2009	$(50)

8.  FAIR VALUE MEASUREMENTS

As stated in Note 2 “Summary of Significant accounting policies and Recent Accounting Pronouncements”, on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of March 31, 2008 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$3,166	$—

Total liabilities at fair value	$—	$3,166	$—

For financial liabilities that utilize Level 2 inputs the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•      Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are highly rated financial institutions none of which experienced any significant downgrades in the three months ended March 31, 2008 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.

9.  MINORITY INTERESTS

Operating Partnership minority interests relate to the interests in the Operating Partnership that are not owned by the Company, and at each of March 31, 2008 and December 31, 2007 amounted to approximately 8.1% of the ownership of the Operating Partnership. These minority interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  As of March 31, 2008, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s stock price was approximately $55.6 million.  The table below presents unit activity from December 31, 2007 through March 31, 2008:

Number of limited partnership units

As of December 31, 2007	5,079,928
Units issued	—
Units redeemed	—
As of March 31, 2008	5,079,928

10.  RELATED PARTY TRANSACTIONS

Amsdell Settlement/Rising Tide Acquisition

On September 14, 2007, the Company settled all pending state and federal court litigation involving the Company and the interests of Robert J. Amsdell and Barry L. Amsdell (each a former trustee), Todd C. Amsdell (a former executive officer) and Kyle Amsdell, son of Robert and brother of Todd Amsdell (collectively, the “Amsdells”), and Rising Tide Development LLC, a company owned and controlled by Robert J. Amsdell and Barry L. Amsdell (“Rising Tide”).  The Board of Trustees of the Company, along with the Corporate Governance and Nominating Committee, approved the terms of the settlement.

In addition, on September 14, 2007, the Operating Partnership purchased 14 self-storage facilities from Rising Tide (the “Rising Tide Properties”) for an aggregate purchase price of $121 million pursuant to a purchase and sale agreement.  In connection with the settlement agreement and acquisition of the 14 self-storage facilities, the Company considered the provisions of EITF 04-01, Accounting for Pre-existing relationships between the Parties to a Business Combination, and determined that all consideration paid was allocable to the purchase of the storage facilities.

Pursuant to a Settlement Agreement and Mutual Release, dated August 6, 2007, (the “Settlement Agreement”) which was conditioned upon the acquisition of the 14 self-storage facilities from Rising Tide for $121 million, each of the parties to the agreement executed various agreements.  A summary of the various agreements follows:

•                  Standstill Agreement.  Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell agreed they would not commence or participate in any proxy solicitation or initiate any shareholder proposal; take any action to convene a meeting of shareholders; or take any actions, including making any public or private proposal or announcement, that could result in an extraordinary corporate transaction relating to the Company.   Pursuant to its terms, the standstill was amended to terminate on April 20, 2008.

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

Office Space	Approximate Square Footage	Term	Period of Extension Option (1)	Fixed Minimum Rent Per Month	Fixed Maximum Rent Per Month
The Parkview Building – 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	Five-year	$25,673	$31,205
6745 Engle Road – Suite 100	2,212	12/31/2014	Five-year	$3,051	$3,709
6745 Engle Road – Suite 110	1,731	12/31/2014	Five-year	$2,387	$2,901
6751 Engle Road – Suites C and D	3,000	12/31/2014	Five-year	$3,137	$3,771
6779 Engle Road – Suites G and H	3,500	12/31/2008	Five-year	$3,079	$3,347
6779 Engle Road – Suite 120	1,600	4/30/2007	Three-year	$1,800	$1,900

(1)          The Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for the three months ended March 31, 2008 and March 31, 2007 was approximately $0.2 million and $0.1 million, respectively.

During 2007, the Operating Partnership subleased certain of its lease agreements with Amsdell and Amsdell.  Refer to footnote 14 for further detail.

Total future minimum rental payments under the related party lease agreements entered into as of March 31, 2008 are as follows:

Related Party
Amount
(in thousands)

2008	$351
2009	453
2010	453
2011	475
2012	475
2013 and thereafter	998
$3,205

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist in establishing certain development protocols and processes. In connection with that assignment, the outside consultant utilized the services of the son-in-law of Dean Jernigan, President and Chief Executive Officer of the Company. Our payments during the quarter ended March 31, 2008 for Mr. Jernigan’s son-in-law’s services totaled $53,000.  No payments were incurred during the quarter ended March 31, 2007.

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

11.  PRO FORMA FINANCIAL INFORMATION

During 2007, the Company acquired 17 self-storage facilities for an aggregate purchase price of approximately $140.5 million. During 2008, the Company acquired one self-storage facility for a purchase price of approximately $13.3 million.

The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity that occurred subsequent to January 1, 2007 as if each had occurred at the beginning of each period presented.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the three months ended March 31, 2008 and 2007 based on the assumptions described above:

	Three Months Ended March 31,
	2008	2007
	(in thousands, except per share data)

Pro forma revenue	$60,128	$57,242
Pro forma loss from continuing operations	$(4,607)	$(7,603)
Loss per common share from continuing operations
Basic and diluted - as reported	$(0.08)	$(0.06)
Basic and diluted - as pro forma	$(0.08)	$(0.13)

12.  COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2008	2007
NET LOSS	$(3,984)	$(3,358)
Other comprehensive loss:
Unrealized loss on derivative financial instruments	(1,545)	—
COMPREHENSIVE LOSS	$(5,529)	$(3,358)

13.  DISCONTINUED OPERATIONS

For the three months ended March 31, 2008 and March 31, 2007, income from discontinued operations relates to three properties that the Company sold during  2008, including one property sold during April 2008 (located in Lakeland, Florida) that was considered held for sale at March 31, 2008, and five properties sold during 2007.  The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three months ended March 31, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 31,
	2008	2007
REVENUES
Rental income	$208	$827
Other property related income	22	47
Total revenues	230	874

OPERATING EXPENSES
Property operating expenses	146	397
Depreciation	45	207
Total operating expenses	191	604

OPERATING INCOME	39	270

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	—	—
Loan procurement amortization expense	—	—
Interest income	—	—
Total other expense	—	—

Income from discontinued operations	39	270
Gain on disposition of discontinued operations	571	—
Minority interest attributable to discontinued operations	(49)	(22)
Income from discontinued operations	$561	$248

The approximate gain on disposition of the April 2008 sale is $1.0 million and will be finalized during the quarter ended June 30, 2008.

14. LEASE ABANDONMENT CHARGE

In August 2007, the Company abandoned certain office space in Cleveland, Ohio that was previously used for its corporate offices. The related leases have expiration dates ranging from December 31, 2008 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.

As a result of this exit activity, the Company recognized a “Lease abandonment charge” of $1.3 million during the three months ended September 30, 2007. The charge was comprised of approximately $0.8 million of costs that represent the present value of the net cash flows associated with leases and the sub-lease agreement (“Contract Termination Costs”) and approximately $0.5 million of costs associated with the write-off of certain assets related to the abandoned space (“Other Associated Costs”). The Contract Termination Costs of $0.8 million are presented as “Accounts payable and accrued rent” and the Other Associated Costs of $0.5 million were accounted for as a reduction of “Storage facilities.” The Company amortizes the Contract Termination Costs against rental expense over the remaining life of the respective leases.

15. SUBSEQUENT EVENT

In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009.

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At March 31, 2008 and December 31, 2007, the Company owned 408 and 409 self-storage facilities, respectively, each totaling approximately 26.1 million square feet.

The Company derives revenues principally from rents received from our customers who rent units at our self-storage facilities under month-to-month leases. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results are affected by the ability of our customers to make required rental payments to us.  We believe that our decentralized approach to the management and operation of our facilities allows us to respond quickly and effectively to changes in local market conditions.  Emphasis on local, market level oversight and control enhances our ability to optimize occupancy and pricing levels.

The Company experiences minor seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased activity in housing related moves.

The Company focuses on maximizing internal growth – selectively pursuing targeted acquisitions and developments of self-storage facilities. In addition, we intend to selectively dispose of self-storage facilities that no longer meet our operating criteria or that we deem to be in areas that are no longer strategically important to us.  We also may pursue joint ventures to acquire and/or develop self-storage facilities.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 20%, 15%, 8% and 7%, respectively, of total revenues during the three months ended March 31, 2008.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical an understanding of the unaudited condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all of the accounts of the Company, the Operating Partnership and the wholly-owned subsidiaries of the Operating Partnership.

Self-Storage Facilities

The Company records self-storage facilities at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful lives of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.  The Company recorded a $6.8 million intangible asset to recognize the value of in-place leases related to its acquisitions in 2007 and a $1.0 million intangible asset to recognize the value of in-place leases related to its acquisition of a self-storage facility during the first quarter of 2008.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plans. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period.  Compensation expense recorded for the three months ended March 31, 2008 and 2007 was approximately $0.9 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity financial position, financial performance and cash flows.  SFAS 161 is effective on January 1, 2009.  We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  SFAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts, if any, on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be reported as equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impacts on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This statement was effective on January 1, 2008.  We have not elected the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  This standard is not expected to materially affect how we determine fair value, but may result in certain additional disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2008 and 2007.  At March 31, 2008 and 2007, the Company owned 408 and 402 self-storage facilities and related assets, respectively.

The following table summarizes the acquisition activity that the Company completed during the period from January 1, 2007 to March 31, 2008:

Facility/Portfolio	Location (state/district abbreviation)	Acquisition Date	Total Number of Facilities	Purchase Price (in thousands)

2007 Acquisitions
Sanford Portfolio	TX	January 2007	1	$6,300
Grand Central Portfolio	GA	January 2007	2	13,200
Rising Tide Portfolio	FL, CA, MA, OH, GA	September 2007	14	121,000
			17	$140,500

2008 Acquisitions
Uptown Asset	DC	January 2008	1	$13,300

The acquisition listed is included in the Company’s results of operations from and after the acquisition date.

Comparison of Operating Results for the three Months Ended March 31, 2008 and March 31, 2007

A comparison of net loss for the three months ended March 31, 2008 and March 31, 2007 is as follows (in thousands):

	Three Months Ended March 31,
	2008	2007

REVENUES
Rental income	$56,376	$50,306
Other property related income	3,687	4,235
Other - related party	—	117
Total revenues	60,063	54,658
OPERATING EXPENSES
Property operating expenses	25,389	22,842
Property operating expenses - related party	—	37
Depreciation	19,950	16,560
General and administrative	5,495	5,888
General and administrative - related party	—	101
Total operating expenses	50,834	45,428
OPERATING INCOME	9,229	9,230
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(13,826)	(12,826)
Loan procurement amortization expense	(471)	(445)
Interest income	59	115
Other	67	(6)
Total other expense	(14,171)	(13,162)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(4,942)	(3,932)
MINORITY INTERESTS	397	326

LOSS FROM CONTINUING OPERATIONS	$(4,545)	$(3,606)

Total Revenues

Rental income increased from $50.3 million for the three months ended March 31, 2007 to $56.4 million for the three months ended March 31, 2008, an increase of $6.1 million, or 12%. This increase is attributable to additional rental income from the same-store properties of $3.3 million, as well as additional rental income from the 2007 and 2008 acquisitions.

Other property related income, including Other- related party, decreased from $4.4 million for the three months ended March 31, 2007 to $3.7 million for the three months ended March 31, 2008, a decrease of $0.7 million, or 16%. This decrease is primarily attributable to a $0.4 million decrease in administrative fees earned and a $0.1 million decrease in ancillary sales.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $22.9 million for the three months ended March 31, 2007 to $25.4 million for the three months ended March 31, 2008, an increase of $2.5 million, or 11%. This increase is primarily attributable to additional operating expenses from the 2007 and 2008 acquisitions.

General and administrative expenses, including General and administrative – related party, decreased from $6.0 million for the three months ended March 31, 2007 to $5.5 million for the three months ended March 31, 2008, a decrease of $0.5 million, or 8%. The 2007 period includes approximately $1.0 million of non-recurring legal and other costs associated with the litigation and related settlement with the Amsdells, as well as the previously disclosed restatements and inquiry. Depreciation increased from $16.6 million for the three months ended March 31, 2007 to $20.0 million for the three months ended March 31, 2008, an increase of $3.4 million, or 20%. The increase is primarily attributable to additional depreciation expense related to the 2007 and 2008 acquisitions.

Total Other Expenses

Interest expense increased from $12.8 million for the three months ended March 31, 2007 to $13.8 million for the three months ended March 31, 2008, an increase of $1.0 million, or 8%. The increase is attributable to a higher amount of outstanding debt during the three months ended March 31, 2008, primarily resulting from the financing of certain of the 2007 and 2008 acquisitions with additional borrowings.

Interest income remained constant at $0.1 million for the three months ended March 31, 2008 and for the three months ended March 31, 2007.

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

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

The following table provides information pertaining to our same-store portfolio for the three months ended March 31, 2008 and 2007 (dollars in thousands):

					Properties		Other/
	Same Store Property Portfolio				Acquired		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2008	2007	(Decrease)	Change	2008	2007	2008	2007	2008	2007	(Decrease)	Change

REVENUES:
Rental income	$53,087	$49,817	$3,270	7%	$3,289	$489	$—	$—	$56,376	$50,306	6,070	12%
Other property related income	3,536	4,104	(568)	-14%	151	131	—	—	3,687	4,235	(548)	-13%
Other - related party	—	—	—	—	—	117	—	—	—	117	(117)	-100%
Total revenues	56,623	53,921	2,702	5%	3,440	737	—	—	60,063	54,658	5,405	10%

OPERATING EXPENSES:
Property operating expenses	21,957	20,683	1,274	6%	1,539	364	1,893	1,795	25,389	22,842	2,547	11%
Property operating expenses - related party	—	—	—	—	—	—	—	37	—	37	(37)	-100%

Subtotal	21,957	20,683	1,274	6%	1,539	364	1,893	1,832	25,389	22,879	2,510	11%

NET OPERATING INCOME:	$34,666	$33,238	$1,428	4%	$1,901	$373	$(1,893)	$(1,832)	34,674	31,779	2,895	9%

Depreciation									19,950	16,560	3,390	20%
General and administrative									5,495	5,888	(393)	-7%
General and administrative - related party									—	101	(101)	-100%

Subtotal									25,445	22,549	2,896	13%

Operating income									9,229	9,230	(1)	—

Other Income (Expense):
Interest:
Interest expense on loans									(13,826)	(12,826)	(1,000)	8%
Loan procurement amortization expense									(471)	(445)	(26)	6%
Interest income									59	115	(56)	-49%
Other									67	(6)	73	-1217%
Total other expense									(14,171)	(13,162)	(1,009)	8%

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS									(4,942)	(3,932)	(1,010)	26%

MINORITY INTERESTS									397	326	71	22%

LOSS FROM CONTINUING OPERATIONS									$(4,545)	$(3,606)	(939)	26%

DISCONTINUED OPERATIONS
Income from operations									39	270	(231)	-86%
Gain on disposition of discontinued operations									571	—	571	100%
Minority interest attributable to discontinued operations									(49)	(22)	(27)	125%

Income from discontinued operations									561	248	313	126%

NET LOSS									$(3,984)	$(3,358)	$(626)	19%

Same-store revenues increased from $53.9 million for the three months ended March 31, 2007 to $56.6 million for the three months ended March 31, 2008, an increase of $2.7 million, or 5%, primarily attributable to a 100 basis point increase in average occupancy on the same-store portfolio.  Same-store property operating expenses increased from $20.7 million for the three months ended March 31, 2007 to $21.9 million for the three months ended March 31, 2008, an increase of $1.3 million, or 6%. The increase related primarily to year-over-year increases in repairs and maintenance expense.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net loss: interest expense on loans, loan procurement amortization expense, minority interests, minority interest attributable to discontinued operations, depreciation, general and administrative and general and administrative – related party; and deducting from net loss: income from discontinued operations, gains on disposition of discontinued operations, other and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2008 to the Three Months Ended March 31, 2007

A comparison of cash flow operating, investing and financing activities for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008	2007	Change
	(in millions)
Net cash flow provided by (used in):
Operating activities	$11.7	$12.9	$(1.2)
Investing activities	$(14.0)	$(23.7)	$9.7
Financing activities	$3.4	$(3.3)	$6.7

Cash provided by operating activities decreased from $12.9 million in 2007 to $11.7 million in 2008, a decrease of $1.2 million, or 9%. The decrease is primarily attributable to an increase in interest expense of $1.0 million, an increase in operating expenses of $2.5 million and a reduction in the change in accounts payable and accrued expenses of $6.5 million during 2008 as compared to 2007 offset by an increase of total revenues of $5.4 million, an increase in the change in other assets of $2.4 million and a decrease in general and administrative expense, including general and administrative – related party, of $0.5 million.

Cash used in investing activities decreased by $9.7 million to $14.0 million in 2008, a decrease of 41%. The decrease in cash used in investing activities is primarily attributable to (i) higher acquisition activity in the 2007 period (three facilities for an aggregate purchase price of $19.5 million) relative to the 2008 period (one facility for an aggregate purchase price of $13.3 million), and (ii) proceeds from the 2008 dispositions of $4.6 million compared to no similar activity in the 2007 period.

Cash provided by financing activities increased by $6.7 million year over year primarily attributable to the dividend decrease to $0.18 per share from $0.29 per share, which reduced distributions paid to shareholders and minority partners by $6.9 million in the quarter ended March 31, 2008 as compared to the quarter ended March 31, 2007.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $5.6 million in available cash and cash equivalents. In addition, we had approximately $15 million of available borrowings under our revolving credit facility.

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

In September 2007, the Company and its Operating Partnership entered into a secured term loan agreement which allows for term loans in the aggregate principal amount of up to $50 million, which was subsequently amended in April 2008 to allow for term loans in the aggregate principal amount of $60 million. Each term loan matures in November 2009, subject to extension at the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of March 31, 2008, there was one term loan outstanding for $47.4 million.  The outstanding term loan is secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007.  At March 31, 2008, the outstanding term loan had an interest rate of 3.86%.  Financial covenants for the secured term loan are identical to the financial covenants for the unsecured credit facility described above.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $100 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum, in each case until November 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of credit facility borrowings at 5.50% per annum until June 2008. In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009. The notional amount at March 31, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

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

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2008, we expect to incur costs totaling $8 to $12 million for recurring capital expenditures, and we expect such costs in 2009 to be approximately $8 to $12 million. In addition, our scheduled principal payments on debt over the balance of 2008 are approximately $9.3 million and scheduled principal payments in 2009 are approximately $94 million.  We expect to meet our short-term liquidity needs through cash generated from operations and, as necessary, from borrowings under our revolving credit facility, other financings or asset sales.

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

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. In addition, the current dislocation in the United States debt markets has significantly reduced the availability and increased the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the foreseeable future.  Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

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

Our financial instruments consist of both fixed and variable rate debt.  As of March 31, 2008, our consolidated debt consisted of $559.6 million in fixed rate loans payable, $235.0 million in borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $47.4 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.8 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.8 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $18.6 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $19.5 million.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $100 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum, in each case until November 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of credit facility borrowings at 5.50% per annum until June 2008. In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009. The notional amount at March 31, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act during our most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three-month period ended March 31, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

January	N/A	N/A	N/A	3,000,000
February	N/A	N/A	N/A	3,000,000
March	2,147	$11.00	N/A	3,000,000

Total	2,147		N/A	3,000,000

(1)  Represents common shares withheld by the Company upon the vesting of restricted shares to cover employee tax obligations.

(2)  On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  For the three-month period ended March 31, 2008, the Company made no repurchases under this program.

ITEM 6.  EXHIBITS

Exhibit No.

10.1

First Amendment to Credit Agreement, dated as of April 3, 2008, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Bank, National Association, as agent and each of the financial institutions party thereto, as lenders, filed herewith.

10.2	Guarantor Acknowledgment, dated as of November 3, 2008, executed on behalf of U-Store-It Trust, U-Store-It Mini Warehouse Co., YSI Management LLC and YSI RT LLC, as guarantors, filed herewith.

10.3	Amended and Restated Term Note, dated as of April 3, 2008, filed herewith.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST
(Registrant)

Date: May 9, 2008	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Financial Officer
(Principal Financial Officer)

Date: May 9, 2008	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Accounting Officer
(Principal Accounting Officer)