Form 10-Q
period 2008-06-30
U-Store-It Trust
filed 2008-08-08
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008.

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
(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2008
common stock, $.01 par value	57,833,192

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Storage facilities	$1,925,616	$1,916,396
Accumulated depreciation	(302,356)	(269,278)
	1,623,260	1,647,118
Cash and cash equivalents	651	4,517
Restricted cash	18,199	15,818
Loan procurement costs - net of amortization	5,284	6,108
Other assets - net of amortization	10,031	14,270

Total assets	$1,657,425	$1,687,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$212,200	$219,000
Unsecured term loan	200,000	200,000
Secured term loan	57,419	47,444
Mortgage loans and notes payable	556,441	561,057
Accounts payable and accrued expenses	28,098	33,623
Due to related parties	—	110
Distributions payable	11,324	11,300
Deferred revenue	10,908	10,148
Security deposits	522	548
Total liabilities	1,076,912	1,083,230

Minority interests	47,124	48,982

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,620,495 and 57,577,232 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	576	576
Additional paid in capital	799,300	797,940
Accumulated other comprehensive loss	(713)	(1,664)
Accumulated deficit	(265,774)	(241,233)
Total shareholders’ equity	533,389	555,619
Total liabilities and shareholders’ equity	$1,657,425	$1,687,831

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Rental income	$56,158	$50,965	$112,191	$100,950
Other property related income	4,249	4,387	7,921	8,612
Other - related party	—	122	—	239
Total revenues	60,407	55,474	120,112	109,801
OPERATING EXPENSES
Property operating expenses	25,494	21,890	50,757	44,554
Property operating expenses - related party	—	14	—	51
Depreciation	20,251	16,562	40,153	33,088
General and administrative	6,469	5,648	11,964	11,563
General and administrative - related party	—	118	—	219
Total operating expenses	52,214	44,232	102,874	89,475
OPERATING INCOME	8,193	11,242	17,238	20,326
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,965)	(12,955)	(26,791)	(25,732)
Loan procurement amortization expense	(486)	(445)	(957)	(889)
Interest income	32	91	91	204
Other	71	—	139	(6)
Total other expense	(13,348)	(13,309)	(27,518)	(26,423)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(5,155)	(2,067)	(10,280)	(6,097)
MINORITY INTERESTS	407	168	821	500
LOSS FROM CONTINUING OPERATIONS	(4,748)	(1,899)	(9,459)	(5,597)
DISCONTINUED OPERATIONS
Income from operations	145	267	366	631
Gain on disposition of discontinued operations	5,308	2,122	5,880	2,122
Minority interest attributable to discontinued operations	(442)	(195)	(506)	(226)
Income from discontinued operations	5,011	2,194	5,740	2,527
NET INCOME (LOSS)	$263	$295	$(3,719)	$(3,070)

Basic and diluted loss per share from continuing operations	$(0.08)	$(0.03)	$(0.16)	$(0.09)
Basic and diluted earnings per share from discontinued operations	0.09	0.03	0.10	0.04
Basic and diluted income (loss) per share	$0.01	$—	$(0.06)	$(0.05)

Weighted-average basic and diluted shares outstanding	57,620	57,438	57,606	57,429

Distributions declared per common share and unit	$0.18	$0.29	$0.36	$0.58

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2008	2007
Operating Activities
Net loss	$(3,719)	$(3,070)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	41,127	34,312
Gain on disposition of discontinued operations	(5,880)	(2,122)
Equity compensation expense	1,669	754
Accretion of fair market value of debt	(266)	(144)
Minority interests	(315)	(274)
Changes in other operating accounts:
Other assets	1,430	(4,651)
Accounts payable and accrued expenses	(5,905)	(891)
Other liabilities	749	642
Net cash provided by operating activities	$28,890	$24,556

Investing Activities
Acquisitions, additions and improvements to storage facilities	(22,613)	(25,503)
Proceeds from sales of properties	16,173	12,161
Increase in restricted cash	(2,381)	(2,739)
Net cash used in investing activities	$(8,821)	$(16,081)

Financing Activities
Proceeds from:
Revolving credit facility	36,700	36,500
Secured term loan	9,975	—
Principal payments on:
Revolving credit facility	(43,500)	(19,500)
Mortgage loans and notes payable	(4,350)	(5,359)
Distributions paid to shareholders	(20,799)	(33,373)
Distributions paid to minority partners	(1,828)	(3,016)
Loan procurement costs	(133)	—
Net cash used in financing activities	$(23,935)	$(24,748)

Decrease in cash and cash equivalents	(3,866)	(16,273)

Cash and cash equivalents at beginning of period	4,517	19,716
Cash and cash equivalents at end of period	$651	$3,443

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$27,231	$26,032
Supplemental disclosure of noncash activities:
Additions to storage facilities	$1,023	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of June 30, 2008, the Company owned 403 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 25.9 million square feet.  The Properties are located in 26 states throughout the United States.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2008, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for each of the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under SFAS 162 , the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity financial position, financial performance and cash flows.  SFAS 161 is effective on January 1, 2009.  We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“FAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  FAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be reported as equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement was effective in fiscal years beginning after November 15, 2007.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures.

3.  STORAGE FACILITIES

The value of our real estate assets is summarized as follows:

	June 30,	December 31,
	2008	2007
	(in thousands)

Land	$392,915	$393,715
Buildings and improvements	1,332,484	1,324,168
Equipment	196,910	193,031
Construction in progress	3,307	5,482
Total	1,925,616	1,916,396
Less accumulated depreciation	(302,356)	(269,278)
Storage facilities — net	$1,623,260	$1,647,118

The following table summarizes our acquisition and disposition activity during the period January 1, 2008 to June 30, 2008:

Facility/Portfolio	Location (state abbreviation)	Transaction Date	Total Number of Facilities	Purchase / Sale Price
				(in thousands)

2008 Acquisitions
Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions
Baton Rouge/Prairieville Assets	LA	June 2008	2	$5,400
Linden Asset	Linden, NJ	June 2008	1	2,825
Edicott Asset	Union, NY	May 2008	1	2,250
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
77th Street Asset	Miami, FL	March 2008	1	2,200
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
			7	$17,125

The following table summarizes the change in number of self-storage facilities from January 1, 2007 through June 30, 2008:

	Six Months Ending	Year Ending
	June 30, 2008	December 31, 2007
Balance - Beginning of year	409	399
Facilities acquired	1	17
Facilities consolidated	—	(2)
Facilities sold	(7)	(5)
Balance - End of period	403	409

4.  INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company acquired finite-lived intangible assets valued at approximately $6.8 million as part of its 2007 acquisitions.  These assets represent the value of in-place leases at the time of acquisition.  The Company has recognized $5.7 million of amortization since the intangible assets were acquired in 2007, of which $1.7 million and $3.4 million was recognized during three and six months ended June 30, 2008, respectively.  The estimated life of these assets is 12 months and the estimated remaining amortization expense that will be recognized during 2008 is $1.1 million.

During the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to this asset of $0.3 million and $0.5 million during three and six months ended June 30, 2008, respectively.  The estimated life of this asset is 12 months and the estimated remaining amortization expense that will be recognized during 2008 is $0.5 million, with the reminder to be recognized during 2009.

5.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

As of June 30, 2008, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, including $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility at June 30, 2008 was $412.2 million and was comprised of $200 million of unsecured term loan borrowings and $212.2 million of unsecured revolving loans.  Approximately $37.8 million was available under the Company’s credit facility at June 30, 2008.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment graded rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At June 30, 2008, borrowings under the unsecured credit facility had a weighted average interest rate of 4.01%.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans mature on November 20, 2009, subject to extension in the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of June 30, 2008, there were two term loans outstanding totaling $57.4 million.  At June 30, 2008, the outstanding term loans had a weighted average interest rate of 4.09%.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008. The nine YSI RT LLC assets had a net book value of approximately $72.5 million at June 30, 2008.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective Interest	Maturity
Mortgage Loan	2008	2007	Rate	Date
	(in thousands)

Acq IV	$2,325	$2,359	7.71%	Dec-08
Acq VI	1,724	1,746	8.43%	Aug-09
YSI III	85,877	86,713	5.09%	Nov-09
YSI I	85,949	86,770	5.19%	May-10
YSI IV	6,189	6,227	5.25%	Jul-10
YSI XXV	8,148	8,201	5.00%	Oct-10
YSI XXVI	9,842	9,956	5.00%	Oct-10
YSI II	86,039	86,843	5.97%	Nov-10
Promissory notes	88	92	5.97%	Nov-10
YSI XII	1,580	1,599	5.33%	Jan-11
YSI XIII	1,358	1,374	5.97%	Sep-11
YSI VI	79,101	79,645	5.97%	Sep-11
YASKY	80,000	80,000	5.13%	Aug-12
USIFB	4,777	4,651	6.35%	Oct-12
YSI XIV	1,886	1,909	5.97%	Jan-13
YSI VII	3,252	3,280	6.50%	Jun-13
YSI VIII	1,858	1,874	6.50%	Jun-13
YSI IX	2,044	2,062	6.50%	Jun-13
YSI XVII	4,422	4,477	6.32%	Jul-13
YSI XXVII	540	547	5.59%	Nov-13
YSI XXX	7,916	8,024	5.59%	Nov-13
YSI XI	2,577	2,605	5.87%	Dec-13
YSI V	3,402	3,440	5.25%	Jan-14
YSI XXVIII	1,658	1,676	5.59%	Feb-14
YSI X	4,271	4,303	5.87%	Jan-15
YSI XV	1,980	1,999	6.41%	Jan-15
YSI XX	66,763	67,545	5.97%	Nov-15
Unamortized fair value	875	1,141

Total mortgage loans and notes payable	$556,441	$561,057

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at June 30, 2008 (in thousands):

2008	$7,029
2009	94,434
2010	112,497
2011	88,194
2012	162,484
2013 and thereafter	90,928
Total mortgage payments	555,566
Plus: Unamortized debt premiums	875
Total mortgage indebtedness	$556,441

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative instruments are limited to interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is highly-effective as a hedge, it accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations.  If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively and will reflect such changes in its statement of operations realized and unrealized gains and losses in respect of the derivative.

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.   Therefore, the interest rate swaps are recorded in the condensed and consolidated balance sheets at fair value and the related gains or losses are reflected in shareholders’ equity as Accumulated Other Comprehensive Loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

At June 30, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest until November 2009.  The interest rate cap agreement effectively limited the interest rate on $40 million of credit facility borrowings at 5.50% per annum until it matured in June 2008.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2008 (dollars in thousands):

		Notional				Fair
Hedge Product	Hedge Type	Amount	Strike	Effective Date	Maturity	Value

Cap	Cash flow	$40,000	5.5000%	12/21/2007	6/23/2008	$—
Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$(1,156)
Swap	Cash flow	$25,000	4.7160%	9/4/2007	11/20/2009	$(560)
Swap	Cash flow	$25,000	2.3400%	3/28/2008	11/20/2009	$252
Swap	Cash flow	$200,000	2.7625%	5/28/2008	11/20/2009	$867

8.  FAIR VALUE MEASUREMENTS

As stated in Note 2 “Summary of Significant Accounting Policies and Recent Accounting Pronouncements,” on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities carried at fair value as of June 30, 2008 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$597	$—

Total liabilities at fair value	$—	$597	$—

For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades in the three months ended June 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.

9.  MINORITY INTERESTS

Operating Partnership minority interests relate to the interests in the Operating Partnership that are not owned by the Company, and at each of June 30, 2008 and December 31, 2007 amounted to approximately 8.1% of the ownership of the Operating Partnership.  These minority interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  As of June 30, 2008, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s stock price was approximately $61.6 million.  The table below presents unit activity from December 31, 2007 through June 30, 2008:

Number of limited partnership units
As of December 31, 2007	5,079,928
Units issued	—
Units redeemed	—
As of June 30, 2008	5,079,928

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

Office Leases

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell.  Pursuant to these lease agreements, during 2006 we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  During 2007, the Operating Partnership subleased certain of its lease agreements with Amsdell and Amsdell to a subtenant.

The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.  The table also shows the fixed minimum rents payable to us by the subtenant per month during the term.

Office Space	Approximate Square Footage	Term	Period of Extension Option (1)	Fixed Minimum Rent Per Month due to Amsdell and Amsdell	Fixed Maximum Rent Per Month due to Amsdell and Amsdell	Fixed Minimum Rent Per Month due from Subtenant
The Parkview Building – 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	Five-year	$25,673	$31,205	$19,011
6745 Engle Road – Suite 100	2,212	12/31/2014	Five-year	$3,051	$3,709	$2,350
6745 Engle Road – Suite 110	1,731	12/31/2014	Five-year	$2,387	$2,901	$1,839
6751 Engle Road – Suites C and D	3,000	12/31/2014	Five-year	$3,137	$3,771	$2,984
6779 Engle Road – Suites G and H	3,500	12/31/2008	Five-year	$3,079	$3,347	$0
6779 Engle Road – Suite 120	1,600	4/30/2007	Three-year	$1,800	$1,900	N/A

(1)          The Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three months ended June 30, 2008 and June 30, 2007 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the six months ended June 30, 2008 and June 30, 2007 was approximately $0.2 million.

Total future minimum rental payments under the related party lease agreements entered into as of June 30, 2008 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2008	$234	$157
2009	453	314
2010	453	314
2011	475	314
2012	475	314
2013 and thereafter	998	629
	$3,088	$2,042

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist in establishing certain development protocols and processes. In connection with that assignment, the outside consultant utilized the services of the son-in-law of Dean Jernigan, President and Chief Executive Officer of the Company.  Our payments during the six months ended June 30, 2008 and June 30, 2007 for Mr. Jernigan’s son-in-law’s services totaled $109 thousand and $55 thousand.

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

The following table summarizes, on a pro forma basis, our consolidated results of operations for the six months ended June 30, 2008 and 2007 based on the assumptions described above:

	Six Months Ended June 30,
	2008	2007
	(in thousands, except per share data)

Pro forma revenue	$120,177	$115,008
Pro forma loss from continuing operations	$(9,516)	$(13,175)
Loss per common share from continuing operations
Basic and diluted - as reported	$(0.06)	$(0.23)
Basic and diluted - as pro forma	$(0.06)	$(0.23)

12.  COMPREHENSIVE LOSS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
NET INCOME (LOSS)	$263	$295	$(3,719)	$(3,070)
Other comprehensive income:
Unrealized gain on derivative financial instruments	2,496	—	948	—
COMPREHENSIVE GAIN (LOSS)	$2,759	$295	$(2,771)	$(3,070)

13.  DISCONTINUED OPERATIONS

For the three months ended June 30, 2008 and June 30, 2007, income from discontinued operations relates to five properties that the Company sold during 2008 and five properties sold during 2007.  For the six months ended June 30, 2008 and June 30, 2007, income from discontinued operations relates to seven properties sold during 2008 and five properties sold during 2007.  Each of the sales during 2008 resulted in the recognition of a gain, which in the aggregate totaled $5.3 million and $5.9 million for the three and six months ended June 30, 2008, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and six months ended June 30, 2008 and June 30, 2007 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
REVENUES
Rental income	$286	$1,000	$838	$2,149
Other property related income	15	69	51	122
Total revenues	301	1,069	889	2,271
OPERATING EXPENSES
Property operating expenses	119	542	391	1,078
Depreciation	37	223	132	476
Total operating expenses	156	765	523	1,554
OPERATING INCOME	145	304	366	717
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	—	(37)	—	(86)
Loan procurement amortization expense	—	—	—	(1)
Interest income	—	—	—	1
Total other expense	—	(37)	—	(86)
Income from discontinued operations	145	267	366	631
Gain on disposition of discontinued operations	5,308	2,122	5,880	2,122
Minority interest attributable to discontinued operations	(442)	(195)	(506)	(226)
Income from discontinued operations	$5,011	$2,194	$5,740	$2,527

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At June 30, 2008 and December 31, 2007, the Company owned 403 and 409 self-storage facilities, respectively, totaling approximately 25.9 million square feet and 26.1 million square feet, respectively.

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

The Company focuses on maximizing internal growth - selectively pursuing targeted acquisitions and developments of self-storage facilities. In addition, we intend to selectively dispose of self-storage facilities that no longer meet our operating criteria or that we deem to be in areas that are no longer strategically important to us.  We also may pursue joint ventures to acquire and/or develop self-storage facilities.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 8% and 7%, respectively, of total revenues during the quarter ended June 30, 2008.  During the six months ended June 30, 2008, the facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 8% and 7%, respectively, of total revenues.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to an understanding of the unaudited condensed consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plans. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period.  Compensation expense recorded for the three months ended June 30, 2008 and 2007 was approximately $0.9 million and $0.5 million, respectively, and $1.7 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). Under SFAS 162 , the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity financial position, financial performance and cash flows.  SFAS 161 is effective on January 1, 2009.  We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  SFAS 141(R) is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be reported as equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective for the Company beginning with its quarter ending March 31, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement was effective in fiscal years beginning after November 15, 2007.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2008 and 2007.  At June 30, 2008 and 2007, the Company owned 403 and 399 self-storage facilities and related assets, respectively.

The following table summarizes the acquisition and disposition activity that the Company completed during the period from January 1, 2007 to June 30, 2008:

Facility/Portfolio	Location (state/district abbreviation)	Acquisition Date	Total Number of Facilities	Purchase Price (in thousands)

2007 Acquisitions
Sanford Portfolio	TX	January 2007	1	$6,300
Grand Central Portfolio	GA	January 2007	2	13,200
Rising Tide Portfolio	FL, CA, MA, OH, GA	September 2007	14	121,000
			17	$140,500
2007 Dispositions
South Carolina Assets	SC	May 2007	3	$12,750
Arizona Assets	AZ	December 2007	2	6,440
			5	$19,190

2008 Acquisitions
Uptown Asset	DC	January 2008	1	$13,300

2008 Dispositions
Baton Rouge/Prairieville Assets	LA	June 2008	2	$5,400
Linden Asset	Linden, NJ	June 2008	1	2,825
Edicott Asset	Union, NY	May 2008	1	2,250
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
77th Street Asset	Miami, FL	March 2008	1	2,200
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
			7	$17,125

The acquisitions listed are included in the Company’s results of operations from and after the acquisition date.

Comparison of Operating Results for the Three Months Ended June 30, 2008 and June 30, 2007

A comparison of net loss for the three months ended June 30, 2008 and June 30, 2007 is as follows (in thousands):

	Three Months Ended June 30,
	2008	2007
REVENUES
Rental income	$56,158	$50,965
Other property related income	4,249	4,387
Other - related party	—	122
Total revenues	60,407	55,474
OPERATING EXPENSES
Property operating expenses	25,494	21,890
Property operating expenses - related party	—	14
Depreciation	20,251	16,562
General and administrative	6,469	5,648
General and administrative - related party	—	118
Total operating expenses	52,214	44,232
OPERATING INCOME	8,193	11,242
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,965)	(12,955)
Loan procurement amortization expense	(486)	(445)
Interest income	32	91
Other	71	—
Total other expense	(13,348)	(13,309)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(5,155)	(2,067)
MINORITY INTERESTS	407	168
LOSS FROM CONTINUING OPERATIONS	(4,748)	(1,899)
DISCONTINUED OPERATIONS
Income from operations	145	267
Gain on disposition of discontinued operations	5,308	2,122
Minority interest attributable to discontinued operations	(442)	(195)
Income from discontinued operations	5,011	2,194
NET INCOME	$263	$295

Total Revenues

Rental income increased from $51.0 million for the three months ended June 30, 2007 to $56.2 million for the three months ended June 30, 2008, an increase of $5.2 million, or 10%. This increase is attributable to additional rental income from the same-store properties of $2.8 million, as well as additional rental income from the 2007 and 2008 acquisitions.

Other property related income decreased from $4.4 million for the three months ended June 30, 2007 to $4.2 million for the three months ended June 30, 2008, a decrease of $0.2 million, or 5%. This decrease is primarily attributable to a $0.2 million decrease in administrative fees earned.

Other – related party decreased from $0.1 million for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008 due to a decrease in third party management fee income pursuant to the termination of the Rising Tide management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $21.9 million for the three months ended June 30, 2007 to $25.5 million for the three months ended June 30, 2008, an increase of $3.6 million, or 16%.  This increase is primarily attributable to additional expense from the same-store assets of $0.7 million in marketing expense, $0.5 million of personnel expense and $0.3 million of real estate taxes, as well as additional operating expenses from the 2007 and 2008 acquisitions.

Depreciation increased from $16.6 million for the three months ended June 30, 2007 to $20.3 million for the three months ended June 30, 2008, an increase of $3.7 million or 22%. The increase is primarily attributable to additional depreciation expense related to the 2007 and 2008 acquisitions.

General and administrative expenses, including General and administrative – related party, increased from $5.8 million for the three months ended June 30, 2007 to $6.5 million for the three months ended June 30, 2008, an increase of $0.7 million, or 12%.  The primary source of the increase is approximately $0.6 million of due diligence costs that were written off during the 2008 period.

Total Other Expenses

Additional debt incurred to finance certain 2007 and 2008 acquisitions resulted in additional interest expense during the 2008 period.  However, lower interest rates on variable rate debt in 2008 resulted in no overall increase in interest expense.

Discontinued Operations

 Gains on disposition of discontinued operations increased from $2.1 million for the three months ended June 30, 2007 to $5.3 million for the three months ended June 30, 2008 as a result of the sale of five assets during the 2008 period as compared to three asset sales during the 2007 period.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and June 30, 2007

A comparison of net loss for the six months ended June 30, 2008 and June 30, 2007 is as follows (in thousands):

	Six Months Ended June 30,
	2008	2007
REVENUES
Rental income	$112,191	$100,950
Other property related income	7,921	8,612
Other - related party	—	239
Total revenues	120,112	109,801
OPERATING EXPENSES
Property operating expenses	50,757	44,554
Property operating expenses - related party	—	51
Depreciation	40,153	33,088
General and administrative	11,964	11,563
General and administrative - related party	—	219
Total operating expenses	102,874	89,475
OPERATING INCOME	17,238	20,326
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(26,791)	(25,732)
Loan procurement amortization expense	(957)	(889)
Interest income	91	204
Other	139	(6)
Total other expense	(27,518)	(26,423)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(10,280)	(6,097)
MINORITY INTERESTS	821	500
LOSS FROM CONTINUING OPERATIONS	(9,459)	(5,597)
DISCONTINUED OPERATIONS
Income from operations	366	631
Gain on disposition of discontinued operations	5,880	2,122
Minority interest attributable to discontinued operations	(506)	(226)
Income from discontinued operations	5,740	2,527
NET LOSS	$(3,719)	$(3,070)

Total Revenues

Rental income increased from $101.0 million for the six months ended June 30, 2007 to $112.2 million for the six months ended June 30, 2008, an increase of $11.2 million, or 11%.  This increase is attributable to additional rental income from the same-store properties of $6.0 million, as well as additional rental income from the 2007 and 2008 acquisitions.

Other property related income decreased from $8.6 million for the six months ended June 30, 2007 to $7.9 million for the six months ended June 30, 2008, a decrease of $0.7 million, or 8%. This decrease is primarily attributable to a $0.6 million decrease in administrative fees earned.

Other – related party decreased from $0.2 million for the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008 due to a decrease in third party management fee income pursuant to the termination of the Rising Tide management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $44.6 million for the six months ended June 30, 2007 to $50.8 million for the six months ended June 30, 2008, an increase of $6.2 million, or 14%.  This increase is primarily attributable to additional expense from the same-store assets of $0.5 million in marketing expense, $0.8 million of personnel expense and $0.7 million of real estate taxes, as well as additional operating expenses from the 2007 and 2008 acquisitions.

Depreciation increased from $33.1 million for the six months ended June 30, 2007 to $40.2 million for the six months ended June 30, 2008, an increase of $7.1 million, or 22%. The increase is primarily attributable to additional depreciation expense related to the 2007 and 2008 acquisitions.

General and administrative expenses, including General and administrative – related party, increased from $11.8 million for the six months ended June 30, 2007 to $12.0 million for the six months ended June 30, 2008, an increase of $0.2 million, or 2%. The primary source of the increase is approximately $0.6 million of due diligence costs that were written off during the 2008 period.

Total Other Expenses

Interest expense increased from $25.7 million for the six months ended June 30, 2007 to $26.8 million for the six months ended June 30, 2008, an increase of $1.1 million, or 4%.  The change is primarily attributable to additional debt incurred to finance certain 2007 and 2008 acquisitions, which resulted in additional interest expense during the 2008 period.  However, lower interest rates on variable rate debt in 2008 reduced the overall increase in interest expense.

Discontinued Operations

 Gains on disposition of discontinued operations increased from $2.1 million for the six months ended June 30, 2007 to $5.9 million for the six months ended June 30, 2008 as a result of the sale of seven assets during the 2008 period as compared to three asset sales during the 2007 period.

Same-Store Facility Results

The Company considers its same-store portfolio to consist of only those facilities owned at the beginning and at the end of the applicable periods presented. The following same-store presentation is considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without having to adjust for the effects of acquisitions, developments or dispositions. The following table sets forth operating data for our same-store portfolio for the periods presented.

Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007

The following table provides information pertaining to our same-store portfolio for the three months ended June 30, 2008 and 2007 (dollars in thousands):

					Properties		Other/
	Same Store Property Portfolio				Acquired		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2008	2007	(Decrease)	Change	2008	2007	2008	2007	2008	2007	(Decrease)	Change

REVENUES:
Rental income	$52,804	$49,991	$2,813	6%	$3,354	$974	$—	$—	$56,158	$50,965	$5,193	10%
Other property related income	4,008	4,232	(224)	-5%	241	155	—	—	4,249	4,387	(138)	-3%
Other - related party	—	—	—	—	—	122	—	—	—	122	(122)	-100%
Total revenues	56,812	54,223	2,589	5%	3,595	1,251	—	—	60,407	55,474	4,933	9%

OPERATING EXPENSES:
Property operating expenses	21,681	19,888	1,793	9%	1,858	197	1,955	1,805	25,494	21,890	3,604	16%
Property operating expenses - related party	—	—	—	—	—	—	—	14	—	14	(14)	-100%

Subtotal	21,681	19,888	1,793	9%	1,858	197	1,955	1,819	25,494	21,904	3,590	16%

NET OPERATING INCOME:	$35,131	$34,335	$796	2%	$1,737	$1,054	$(1,955)	$(1,819)	34,913	33,570	1,343	4%

Depreciation									20,251	16,562	3,689	22%
General and administrative									6,469	5,648	821	15%
General and administrative - related party									—	118	(118)	-100%

Subtotal									26,720	22,328	4,392	20%

Operating income									8,193	11,242	(3,049)	-27%

Other Income (Expense):
Interest:
Interest expense on loans									(12,965)	(12,955)	(10)	0%
Loan procurement amortization expense									(486)	(445)	(41)	9%
Interest income									32	91	(59)	-65%
Other									71	—	71	100%
Total other expense									(13,348)	(13,309)	(39)	0%

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS									(5,155)	(2,067)	(3,088)	149%

MINORITY INTERESTS									407	168	239	142%

LOSS FROM CONTINUING OPERATIONS									$(4,748)	$(1,899)	(2,849)	150%

DISCONTINUED OPERATIONS
Income from operations									145	267	(122)	-46%
Gain on disposition of discontinued operations									5,308	2,122	3,186	150%
Minority interest attributable to discontinued operations									(442)	(195)	(247)	127%

Income from discontinued operations									5,011	2,194	2,817	128%

NET INCOME									$263	$295	$(32)	-11%

Same-store total revenues increased from $54.2 million for the three months ended June 30, 2007 to $56.8 million for the three months ended June 30, 2008, an increase of $2.6 million, or 5%, primarily attributable to a 20 basis point increase in average occupancy on the same-store portfolio during the 2008 period as compared to the 2007 period.  Same-store property operating expenses increased from $19.9 million for the three months ended June 30, 2007 to $21.7 million for the three months ended June 30, 2008, an increase of $1.8 million, or 9%. The increase related primarily to year-over-year increases in marketing expense of $0.7 million, personnel expense of $0.5 million and real estate taxes of $0.3 million.

Non GAAP Financial Measures -

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

Cash Flows

Comparison of the Six Months Ended June 30, 2008 to the Six Months Ended June 30, 2007

A comparison of cash flow operating, investing and financing activities for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008	2007	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$28,890	$24,556	$4,334
Investing activities	$(8,821)	$(16,081)	$7,260
Financing activities	$(23,935)	$(24,748)	$813

Cash provided by operating activities increased from $24.6 million in 2007 to $28.9 million in 2008, an increase of $4.3 million, or 17%. The increase is primarily attributable to additional net operating income of $4.2 million from the 2008 period and a decrease in the change in accounts payable and accrued expense and other assets of $1.1 million, offset by an increase of $1.1 million of interest expense in the 2008 period as compared to the 2007 period.

Cash used in investing activities decreased from $16.1 million to $8.8 million in 2008, a decrease of 47%. The decrease in cash used in investing activities is primarily attributable to (i) higher acquisition activity in the 2007 period (three facilities for an aggregate purchase price of $19.5 million) relative to the 2008 period (one facility for an aggregate purchase price of $13.3 million), and (ii) proceeds from the 2008 dispositions of $17.1 million compared to proceeds from the 2007 dispositions of $12.8 million.

Cash used in financing activities decreased by $0.8 million year over year primarily attributable to increased net borrowings of $12.8 million during the 2007 period as compared to the 2008 period and was offset by the dividend decrease to $0.36 per share from $0.58 per share, which reduced distributions paid to shareholders and minority partners by $13.8 million during the 2008 period compared to the 2007 period.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $0.7 million in available cash and cash equivalents. In addition, we had approximately $37.8 million of available borrowings under our revolving credit facility.

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

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million. Each term loan matures in November 2009, subject to extension at the sole discretion of the lenders. Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of June 30, 2008, there were two secured term loans outstanding totaling $57.4 million.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.  At June 30, 2008, the outstanding term loans had an interest rate of 4.09%.  Financial covenants for the secured term loans are identical to the financial covenants for the unsecured credit facility described above.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At June 30, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum, in each case until November 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of credit facility borrowings at 5.50% per annum until June 2008.  In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009.  The notional amount at June 30, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space from us at our facilities. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers. While we believe that the facilities in which we invest — self-storage facilities — are less sensitive to near-term economic downturns. Prolonged economic downturns will adversely affect cash flow from operations.

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term. Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly. For 2008, we expect to incur costs totaling $8 to $12 million for recurring capital expenditures, and we expect such costs in 2009 to be approximately $8 to $12 million. In addition, our scheduled principal payments on debt over the balance of 2008 are approximately $7 million and scheduled principal payments in 2009 are approximately $94 million.  We expect to meet our short-term liquidity needs through cash generated from operations and, as necessary, from borrowings under our revolving credit facility, other financings or asset sales.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

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

Our financial instruments consist of both fixed and variable rate debt.  As of June 30, 2008, our consolidated debt consisted of $556.4 million in fixed rate loans, $212.2 million in borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $57.4 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.7 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.7 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $17.1 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $17.8 million.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt.  At June 30, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million.  The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum, in each case until November 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of credit facility borrowings at 5.50% per annum until it matured in June 2008.  In April 2008, the Company entered into an interest rate swap agreement for national principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009.  The notional amount at June 30, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the six-month period ended June 30, 2008:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

April	N/A	N/A	N/A	3,000,000
May	N/A	N/A	N/A	3,000,000
June	5,331	$13.38	N/A	3,000,000

Total	5,331		N/A	3,000,000

(1)       Represents common shares withheld by the Company upon the vesting of restricted shares to cover employee tax obligations.

(2)       On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  The Company has made no repurchases under this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 6, 2008, holders of the Company’s common shares elected John C. Dannemiller, William M. Diefenderfer III, Harold S. Haller, Daniel B. Hurwitz,  Dean Jernigan, Marianne M. Keler and David J. LaRue as trustees to serve one-year terms expiring at the 2009 Annual Meeting of Shareholders.  Shareholders also approved the ratification of Deloitte & Touche LLP as the Company’s independent auditor.

Following are the final results of the votes cast:

Proposal 1.  Election of Trustees

	For	Withheld

John C. Dannemiller	42,620,814	898,884
William M. Diefenderfer III	43,064,425	455,273
Harold S. Haller	43,089,938	429,760
Daniel B. Hurwitz	43,169,394	350,304
Dean Jernigan	43,067,487	452,211
Marianne M. Keler	43,090,621	429,077
David J. LaRue	41,115,152	2,404,546

Proposal 2.  Ratification of Independent Auditors

For	42,834,229
Against	658,629
Abstain	26,840

ITEM 6.  EXHIBITS

Exhibit No.

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2*	Amended and Restated Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 5, 2007.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*              Incorporated herein by reference as above indicated.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST

(Registrant)

Date: August 8, 2008	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Financial Officer
(Principal Financial Officer)

Date: August 8, 2008	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Accounting Officer
(Principal Accounting Officer)