Form 10-Q
period 2008-09-30
U-Store-It Trust
filed 2008-11-10
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “Smaller reporting company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 7, 2008
common stock, $.01 par value	57,829,845

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

•         the execution of our business plan;

•         financing risks, including the risk of overleverage and the corresponding risk of default on our mortgage loans and other debt and potential inability to refinance existing indebtedness;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Storage facilities	$1,893,869	$1,916,396
Accumulated depreciation	(312,259)	(269,278)
	1,581,610	1,647,118
Cash and cash equivalents	2,540	4,517
Restricted cash	18,618	15,818
Loan procurement costs - net of amortization	4,781	6,108
Assets held for sale	7,194	—
Other assets - net of amortization	8,279	14,270
Total assets	$1,623,022	$1,687,831

LIABILITIES AND SHAREHOLDERS’ EQUITY
Revolving credit facility	$182,700	$219,000
Unsecured term loan	200,000	200,000
Secured term loan	57,419	47,444
Mortgage loans and notes payable	551,256	561,057
Accounts payable and accrued expenses	33,825	33,623
Due to related parties	—	110
Distributions payable	11,325	11,300
Deferred revenue	10,460	10,148
Security deposits	491	548
Other liabilities held for sale	251	—
Total liabilities	1,047,727	1,083,230

Minority interests	46,681	48,982

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,635,161 and 57,577,232 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	576	576
Additional paid in capital	800,039	797,940
Accumulated other comprehensive income (loss)	165	(1,664)
Accumulated deficit	(272,166)	(241,233)
Total shareholders’ equity	528,614	555,619
Total liabilities and shareholders’ equity	$1,623,022	$1,687,831

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Rental income	$56,079	$51,822	$165,623	$150,081
Other property related income	4,641	4,069	12,323	12,402
Other - related party	—	101	—	340
Total revenues	60,720	55,992	177,946	162,823
OPERATING EXPENSES
Property operating expenses	25,774	24,097	75,337	67,524
Property operating expenses - related party	—	8	—	59
Depreciation and amortization	19,416	16,607	58,946	49,096
Lease abandonment	—	1,316	—	1,316
General and administrative	5,849	5,173	17,813	16,736
General and administrative - related party	—	118	—	337
Total operating expenses	51,039	47,319	152,096	135,068
OPERATING INCOME	9,681	8,673	25,850	27,755
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,786)	(13,666)	(39,577)	(39,398)
Loan procurement amortization expense	(486)	(445)	(1,443)	(1,334)
Interest income	34	104	126	308
Other	49	—	188	(6)
Total other expense	(13,189)	(14,007)	(40,706)	(40,430)
LOSS BEFORE MINORITY INTERESTS AND DISCONTINUED OPERATIONS	(3,508)	(5,334)	(14,856)	(12,675)
MINORITY INTERESTS	284	432	1,203	1,032
LOSS FROM CONTINUING OPERATIONS	(3,224)	(4,902)	(13,653)	(11,643)
DISCONTINUED OPERATIONS
Income from operations	338	840	1,773	2,715
Gain on disposition of discontinued operations	7,544	—	13,424	2,122
Minority interest attributable to discontinued operations	(638)	(68)	(1,242)	(394)
Income from discontinued operations	7,244	772	13,955	4,443
NET INCOME (LOSS)	$4,020	$(4,130)	$302	$(7,200)
Basic and diluted loss per share from continuing operations	$(0.06)	$(0.08)	$(0.24)	$(0.20)
Basic and diluted earnings per share from discontinued operations	0.13	0.01	0.25	0.07
Basic and diluted earnings (loss) per share	$0.07	$(0.07)	$0.01	$(0.13)

Weighted-average basic and diluted shares outstanding	57,635	57,537	57,616	57,466

Distributions declared per common share and unit	$0.18	$0.29	$0.54	$0.87

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income (loss)	$302	$(7,200)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	61,397	51,628
Lease abandonment charge	—	1,316
Gain on disposition of discontinued operations	(13,424)	(2,122)
Equity compensation expense	2,545	1,296
Accretion of fair market value of debt	(441)	(229)
Minority interests	39	(638)
Changes in other operating accounts:
Other assets	2,256	(2,432)
Accounts payable and accrued expenses	6	3,498
Other liabilities	525	420
Net cash provided by operating activities	$53,205	$45,537

Investing Activities
Acquisitions, additions and improvements to storage facilities	(25,817)	(30,418)
Acquisitions, additions and improvements to storage facilities - related party	—	(121,108)
Proceeds from sales of properties	43,206	12,161
Increase in restricted cash	(2,800)	(5,323)
Net cash provided by (used in) investing activities	$14,589	$(144,688)

Financing Activities
Proceeds from:
Revolving credit facility	33,400	129,000
Secured term loan	9,975	47,444
Principal payments on:
Revolving credit facility	(69,700)	(28,000)
Mortgage loans and notes payable	(9,361)	(8,407)
Distributions paid to shareholders	(31,209)	(50,053)
Distributions paid to minority partners	(2,742)	(4,502)
Loan procurement costs	(134)	(144)
Net cash (used in) provided by financing activities	$(69,771)	$85,338

Decrease in cash and cash equivalents	(1,977)	(13,813)

Cash and cash equivalents at beginning of period	4,517	19,716
Cash and cash equivalents at end of period	$2,540	$5,903

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$39,589	$39,282
Supplemental disclosure of noncash activities:
Additions to storage facilities	$1,023	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of September 30, 2008, the Company owned 394 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 25.4 million square feet.  The Properties are located in 26 states throughout the United States and in the District of Columbia.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of September 30, 2008, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”), which it has elected to treat as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2007, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for each of the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective on January 1, 2009.  We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  SFAS 141(R) is effective for all transactions entered into on or after January 1, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be reported as equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective on January 1, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures.

3.  STORAGE FACILITIES

Our real estate assets are summarized as follows:

	September 30,	December 31,
	2008	2007
	(in thousands)

Land	$387,901	$393,715
Buildings and improvements	1,306,053	1,324,168
Equipment	197,130	193,031
Construction in progress	2,785	5,482
Total	1,893,869	1,916,396
Less accumulated depreciation	(312,259)	(269,278)
Storage facilities — net	$1,581,610	$1,647,118

The following table summarizes our acquisition and disposition activity during the period January 1, 2008 to September 30, 2008:

Facility/Portfolio	Location	Transaction Date	Total Number of Facilities	Purchase / Sale Price (in thousands)

2008 Acquisitions
Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions
Deland Asset	Deland, FL	September 2008	1	$2,780
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2	10,760
Mobile Assets	Mobile, AL	September 2008	2	6,140
Churchill Assets	Multiple locations in MS	August 2008	4	8,333
Baton Rouge/Prairieville Assets	Multiple Locations in LA	June 2008	2	5,400
Linden Asset	Linden, NJ	June 2008	1	2,825
Endicott Asset	Union, NY	May 2008	1	2,250
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
77th Street Asset	Miami, FL	March 2008	1	2,200
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
			16	$45,138

The following table summarizes the change in number of self-storage facilities from January 1, 2007 through September 30, 2008:

	Nine Months Ending	Year Ending
	September 30, 2008	December 31, 2007
Balance - Beginning of year	409	399
Facilities acquired	1	17
Facilities consolidated	—	(2)
Facilities sold	(16)	(5)
Balance - End of period	394	409

4.  INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company acquired finite-lived intangible assets valued at approximately $6.8 million as part of its 2007 acquisitions.  These assets represent the value of in-place leases at the time of acquisition.  During the three months ended September 30, 2008, the intangible assets became fully amortized, with $1.1 million and $4.6 million recognized as amortization expense during the three and nine months ended September 30, 2008, respectively.

During the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to this asset of $0.3 million and $0.7 million during the three and nine months ended September 30, 2008, respectively.  The estimated life of this asset at the time of acquisition was 12 months.  The amortization expense that will be recognized during the remainder of 2008 is $0.3 million.

5.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

As of September 30, 2008, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, including a $200 million unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility at September 30, 2008 was $382.7 million and was comprised of $200 million of unsecured term loan borrowings and $182.7 million of unsecured revolving loans.  Approximately $67.3 million was available under the Company’s credit facility at September 30, 2008.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment graded rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  This credit facility is scheduled to terminate on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010. At September 30, 2008, borrowings under the unsecured credit facility had a weighted average interest rate of 4.77%, which includes the impact of derivative financial instruments discussed in footnote seven.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans mature on November 20, 2009, with an option for the Company to extend the termination date to November 20, 2010.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of September 30, 2008, there were two term loans outstanding totaling $57.4 million that had a weighted average interest rate of 4.67%.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008. The nine YSI RT LLC assets had a net book value of approximately $70.9 million at September 30, 2008.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
Mortgage Loan	September 30, 2008	December 31, 2007	Effective Interest Rate	Maturity Date
	(in thousands)

Acq IV	$—	$2,359	7.71%	Dec-08
Acq VI	1,713	1,746	8.43%	Aug-09
YSI III	85,457	86,712	5.09%	Nov-09
YSI I	85,536	86,770	5.19%	May-10
YSI IV	6,171	6,227	5.25%	Jul-10
YSI XXV	8,121	8,201	5.00%	Oct-10
YSI XXVI	9,784	9,956	5.00%	Oct-10
YSI II	85,635	86,843	5.33%	Jan-11
Promissory notes	78	92	5.97%	Nov-10
YSI XII	1,571	1,599	5.97%	Sep-11
YSI XIII	1,350	1,374	5.97%	Sep-11
YSI VI	78,830	79,645	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	4,275	4,651	6.35%	Oct-12
YSI XIV	1,874	1,909	5.97%	Jan-13
YSI VII	3,238	3,280	6.50%	Jun-13
YSI VIII	1,850	1,874	6.50%	Jun-13
YSI IX	2,035	2,062	6.50%	Jun-13
YSI XVII	4,394	4,477	6.32%	Jul-13
YSI XXVII	536	547	5.59%	Nov-13
YSI XXX	7,861	8,024	5.59%	Nov-13
YSI XI	2,563	2,605	5.87%	Dec-13
YSI V	3,383	3,440	5.25%	Jan-14
YSI XXVIII	1,648	1,676	5.59%	Feb-14
YSI X	4,254	4,303	5.87%	Jan-15
YSI XV	1,971	1,999	6.41%	Jan-15
YSI XX	66,361	67,545	5.97%	Nov-15
Unamortized fair value	767	1,141

Total mortgage loans and notes payable	$551,256	$561,057

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at September 30, 2008 (in thousands):

2008	$2,456
2009	94,434
2010	112,497
2011	88,194
2012	161,980
2013 and thereafter	90,928
Total mortgage payments	550,489
Plus: Unamortized debt premiums	767
Total mortgage indebtedness	$551,256

7.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s derivative instruments are limited to interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. While large-scale dislocation in the credit markets has resulted in an increased risk of counterparty defaults and non-performance on derivative contracts, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.   Therefore, the interest rate swaps are recorded in the condensed and consolidated balance sheets at fair value and the related gains or losses are reflected in shareholders’ equity as Accumulated Other Comprehensive Income (Loss).  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

At September 30, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest until November 2009.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2008 (dollars in thousands):

Hedge Product	Hedge Type	Notional Amount	Strike	Effective Date	Maturity	Fair Value

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$(908)
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009	(439)
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009	226
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009	881
						$(240)

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

Financial assets and (liabilities) carried at fair value as of September 30, 2008 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$(240)	$—
Total liabilities at fair value	$—	$(240)	$—

For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades in the three months ended September 30, 2008 that would reduce the receivable amount owed, if any, to the Company.

Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008, any transacted financial asset or liability subsequent to that has been evaluated for the fair value election as prescribed by SFAS No. 159 and fair valued under the provisions of SFAS No. 157.

9.  MINORITY INTERESTS

Operating Partnership minority interests relate to the interests in the Operating Partnership that are not owned by the Company, and at each of September 30, 2008 and December 31, 2007 amounted to approximately 8.1% of the ownership of the Operating Partnership.  These minority interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  As of September 30, 2008, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s stock price was approximately $61.4 million.  The table below presents unit activity from December 31, 2007 through September 30, 2008:

Number of limited partnership units
As of December 31, 2007	5,079,928
Units issued	—
Units redeemed	—
As of September 30, 2008	5,079,928

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

Pursuant to a Settlement Agreement and Mutual Release, dated August 6, 2007, (the “Settlement Agreement”) which was conditioned upon the acquisition of the 14 self-storage facilities from Rising Tide for $121 million, each of the parties to the agreement executed various agreements.  A summary of the various agreements follows:

•                  Standstill Agreement.  Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell agreed they would not commence or participate in any proxy solicitation or initiate any shareholder proposal; take any action to convene a meeting of shareholders; or take any actions, including making any public or private proposal or announcement, that could result in an extraordinary corporate transaction relating to the Company.   The standstill agreement terminated on April 20, 2008.

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

•                  Amendment of Employment and Non-Compete Agreements.  As part of the Settlement Agreement, the Company entered into a Modification of Noncompetition Agreement and Termination of Employment Agreement (each a “Modification of Noncompetition Agreement and Termination of Employment Agreement”) with each of Robert J. Amsdell and Todd C. Amsdell, and a Modification of Noncompetition Agreement (“Modification of Noncompetition Agreement”) with Barry L. Amsdell, which terminates and modifies specific provisions of the noncompetition agreement the Company has with each of them, dated October 27, 2004 (the “Original Noncompetition Agreements”).  The Original Noncompetition Agreements restricted the ability of Robert J., Barry L. and Todd C. Amsdell to compete with the Company for one year and their ability to solicit employees of the Company for two years from the date of their termination employment or resignation from service as a Trustee.  Pursuant to these modification agreements, Todd C. Amsdell will be able to compete with the Company, and Robert J. and Barry L. Amsdell will be able to (a) develop the one Rising Tide property that the Company did not acquire under the Purchase Agreement and (b) compete with respect to any property identified as part of a Section 1031 “like-kind exchange” referenced in the purchase agreement.  Further, each Original Noncompetition Agreement was modified to allow each of them to hire, for any purpose, any employee or independent contractor who was terminated, has resigned or otherwise left the employment or other service of the Company or any of its affiliates on or prior to June 1, 2007.

The Modification and Noncompetition Agreement and Termination of Employment Agreement with each of Robert J. Amsdell and Todd C. Amsdell also terminated the employment agreements the Company had with each of them, effective as of February 13, 2007 with respect to Robert J. Amsdell and February 19, 2007 with respect to Todd C. Amsdell.

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

Office Space	Approximate Square Footage	Term	Period of Extension Option (1)	Fixed Minimum Rent Per Month due to Amsdell and Amsdell	Fixed Maximum Rent Per Month due to Amsdell and Amsdell	Fixed Minimum Rent Per Month due from Subtenant
The Parkview Building – 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	Five-year	$25,673	$31,205	$19,011
6745 Engle Road – Suite 100	2,212	12/31/2014	Five-year	$3,051	$3,709	$2,350
6745 Engle Road – Suite 110	1,731	12/31/2014	Five-year	$2,387	$2,901	$1,839
6751 Engle Road – Suites C and D	3,000	12/31/2014	Five-year	$3,137	$3,771	$2,984
6779 Engle Road – Suites G and H	3,500	12/31/2008	Five-year	$3,079	$3,347	$0
6779 Engle Road – Suite 120 (2)	1,600	4/30/2007	Three-year	$1,800	$1,900	N/A

(1)          The Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

(2)          The lease terminated as of the end of the stated term.

In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three months ended September 30, 2008 and September 30, 2007 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the nine months ended September 30, 2008 and September 30, 2007 was approximately $0.3 million.

Total future minimum rental payments under the related party lease agreements entered into as of September 30, 2008 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2008	$117	$79
2009	453	314
2010	453	314
2011	475	314
2012	475	314
2013 and thereafter	998	629
	$2,971	$1,964

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist in establishing certain development protocols and processes. In connection with that assignment, the outside consultant utilized the services of the son-in-law of Dean Jernigan, President and Chief Executive Officer of the Company.  Our payments during the nine months ended September 30, 2008 and September 30, 2007 for Mr. Jernigan’s son-in-law’s services totaled $157 thousand and $110 thousand, respectively.  Mr. Jernigan’s son-in-law was hired as a full-time employee of the Company on September 15, 2008.

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

The following table summarizes, on a pro forma basis, our consolidated results of operations for the nine months ended September 30, 2008 and 2007 based on the assumptions described above:

	Nine Months Ended September 30,
	2008	2007
	(in thousands, except per share data)

Pro forma revenue	$178,011	$170,257
Pro forma loss from continuing operations	$(13,710)	$(22,196)
Pro forma net income (loss)	$245	$(17,753)
Loss per common share from continuing operations
Basic and diluted - as reported	$(0.24)	$(0.20)
Basic and diluted - as pro forma	$(0.24)	$(0.39)

12. COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

NET INCOME (LOSS)	$4,020	$(4,130)	$302	$(7,200)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	353	(427)	1,301	(427)
Unrealized gain on foreign currency translation	409	—	409	—
COMPREHENSIVE INCOME (LOSS)	$4,782	$(4,557)	$2,012	$(7,627)

13.  DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2008 and September 30, 2007, income from discontinued operations relates to 16 properties that the Company sold during 2008, five properties that were considered held-for-sale at September 30, 2008, and five properties that the Company sold during 2007.  Each of the sales during 2008 resulted in the recognition of a gain, which in the aggregate totaled $7.5 million and $13.4 million for the three and nine months ended September 30, 2008, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and nine months ended September 30, 2008 and September 30, 2007 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
REVENUES
Rental income	$1,100	$2,147	$4,585	$6,987
Other property related income	95	167	385	568
Total revenues	1,195	2,314	4,970	7,555
OPERATING EXPENSES
Property operating expenses	581	1,013	2,167	3,218
Depreciation	276	461	1,030	1,536
Total operating expenses	857	1,474	3,197	4,754
OPERATING INCOME	338	840	1,773	2,801
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	—	—	—	(86)
Loan procurement amortization expense	—	—	—	(1)
Interest income	—	—	—	1
Total other expense	—	—	—	(86)
Income from discontinued operations	338	840	1,773	2,715
Gain on disposition of discontinued operations	7,544	—	13,424	2,122
Minority interest attributable to discontinued operations	(638)	(68)	(1,242)	(394)
Income from discontinued operations	$7,244	$772	$13,955	$4,443

The approximate gain on disposition of the held-for-sale properties is $4.0 million and will be finalized as the sales are consummated.

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At September 30, 2008 and December 31, 2007, the Company owned 394 and 409 self-storage facilities, respectively, totaling approximately 25.4 million square feet and 26.1 million square feet, respectively.

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

The Company focuses on maximizing internal growth by selectively pursuing targeted acquisitions and development of self-storage facilities. In addition, we intend to selectively dispose of self-storage facilities that no longer meet our operating criteria or that we deem to be in areas that are no longer strategically important to us.  We also may pursue joint ventures to acquire and/or develop self-storage facilities.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 8% and 7%, respectively, of total revenues during the nine months ended September 30, 2008.  During the nine months ended September 30, 2007, the facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 8% and 7%, respectively, of total revenues.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plans. Accordingly, share compensation expense was recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has elected to recognize compensation expense on a straight-line method over the requisite service period.  Compensation expense recorded for the three months ended September 30, 2008 and 2007 was approximately $0.9 million and $0.5 million, respectively, and $2.6 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective on January 1, 2009.  We believe that the adoption of this standard on January 1, 2009 will not have a material effect on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  SFAS 141(R) is effective for all transactions entered into on or after January 1, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51 (“SFAS 160”).  FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are to be reported as equity.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective on January 1, 2009.  The Company is currently assessing the potential impact on our consolidated financial statements.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS No. 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS No. 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement became effective for our financial assets and liabilities on January 1, 2008.  The FASB has deferred the implementation of the provisions of SFAS No. 157 relating to certain nonfinancial assets and liabilities until January 1, 2009.  This standard did not materially affect how we determine fair value, but resulted in certain additional disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes thereto. Historical results set forth in the condensed consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2008 and 2007.  At September 30, 2008 and 2007, the Company owned 394 and 411 self-storage facilities and related assets, respectively.

The following table summarizes the acquisition and disposition activity that the Company completed during the period January 1, 2007 to September 30, 2008:

Facility/Portfolio	Location (state/district abbreviation)	Acquisition/ Disposition Date	Total Number of Facilities	Purchase/Sales Price (in thousands)

2007 Acquisitions
Rising Tide Portfolio	FL, CA, MA, OH, GA	September 2007	14	121,000
Grand Central Portfolio	Multiple locations in GA	January 2007	2	13,200
Sanford Portfolio	Multiple locations in TX	January 2007	1	$6,300
			17	$140,500
2007 Dispositions
Arizona Assets	Multiple locations in AZ	December 2007	2	6,440
South Carolina Assets	Hilton Head, SC	May 2007	3	$12,750
			5	$19,190

2008 Acquisitions
Uptown Asset	Washington DC	January 2008	1	$13,300

2008 Dispositions
Deland Asset	Deland, FL	September 2008	1	2,780
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2	10,760
Mobile Assets	Mobile, AL	September 2008	2	6,140
Churchill Assets	Multiple locations in MS	August 2008	4	8,333
Baton Rouge/Prairieville Assets	Multiple locations in LA	June 2008	2	5,400
Linden Asset	Linden, NJ	June 2008	1	2,825
Endicott Asset	Union, NY	May 2008	1	2,250
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
77th Street Asset	Miami, FL	March 2008	1	2,200
Leesburg Asset	Leesburg, FL	March 2008	1	$2,400
			16	$45,138

The acquisitions listed are included in the Company’s results of operations from and after the acquisition date.  The results of the disposition properties are included in income from discontinued operations until the respective sale date.

Comparison of Operating Results for the Three Months Ended September 30, 2008 and September 30, 2007

A comparison of net income (loss) for the three months ended September 30, 2008 and September 30, 2007 is as follows (in thousands):

	Three Months Ended September 30,
	2008	2007
REVENUES
Rental income	$56,079	$51,822
Other property related income	4,641	4,069
Other - related party	—	101
Total revenues	60,720	55,992
OPERATING EXPENSES
Property operating expenses	25,774	24,097
Property operating expenses - related party	—	8
Depreciation and amortization	19,416	16,607
Lease abandonment	—	1,316
General and administrative	5,849	5,173
General and administrative - related party	—	118
Total operating expenses	51,039	47,319
OPERATING INCOME	9,681	8,673
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,786)	(13,666)
Loan procurement amortization expense	(486)	(445)
Interest income	34	104
Other	49	—
Total other expense	(13,189)	(14,007)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(3,508)	(5,334)
MINORITY INTERESTS	284	432
LOSS FROM CONTINUING OPERATIONS	(3,224)	(4,902)
DISCONTINUED OPERATIONS
Income from operations	338	840
Gain on disposition of discontinued operations	7,544	—
Minority interest attributable to discontinued operations	(638)	(68)
Income from discontinued operations	7,244	772
NET INCOME (LOSS)	$4,020	$(4,130)

Total Revenues

Rental income increased from $51.8 million for the three months ended September 30, 2007 to $56.1 million for the three months ended September 30, 2008, an increase of $4.3 million, or 8%. This increase is attributable to additional rental income from the same-store properties of $1.9 million as a result of increases in effective rental rates, as well as additional rental income from the 2007 and 2008 acquisitions.

Other property related income increased from $4.1 million for the three months ended September 30, 2007 to $4.6 million for the three months ended September 30, 2008, an increase of $0.5 million, or 12%. This increase is primarily attributable to a $0.6 million increase in administrative fees earned from the same-store properties.

Other – related party decreased from $0.1 million for the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008 due to a decrease in third party management fee income pursuant to the termination of the Rising Tide property management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $24.1 million for the three months ended September 30, 2007 to $25.8 million for the three months ended September 30, 2008, an increase of $1.7 million, or 7%.  This increase is primarily attributable to additional expense from the same-store properties of $0.2 million, as well as additional operating expenses from the 2007 and 2008 acquisitions of $1.4 million.

Depreciation expense increased from $16.6 million for the three months ended September 30, 2007 to $19.4 million for the three months ended September 30, 2008, an increase of $2.8 million or 17%. The increase is primarily attributable to additional depreciation expense related to the 2007 and 2008 acquisitions.

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

General and administrative expenses, including General and administrative – related party, increased from $5.3 million for the three months ended September 30, 2007 to $5.8 million for the three months ended September 30, 2008, an increase of $0.5 million, or 9%.  The primary source of the increase is additional amortization of equity compensation of $0.3 million.

Total Other Expenses

Interest expense decreased from $13.7 million for the three months ended September 30, 2007 to $12.8 million for the three months ended September 30, 2008, a decrease of $0.9 million, or 7%.  Although additional debt was incurred to finance certain 2007 and 2008 acquisitions, lower interest rates on unsecured debt in 2008 resulted in a decrease to overall interest expense.  The weighted average interest rate for unsecured borrowings was 4.76% and 6.35% as of September 30, 2008 and September 30, 2007, respectively.

Discontinued Operations

 Gains on disposition of discontinued operations increased to $7.5 million for the three months ended September 30, 2008 as a result of the sale of nine assets during the 2008 period as compared to no sales during the 2007 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and September 30, 2007

A comparison of net income (loss) for the nine months ended September 30, 2008 and September 30, 2007 is as follows (in thousands):

	Nine Months Ended September 30,
	2008	2007
REVENUES
Rental income	$165,623	$150,081
Other property related income	12,323	12,402
Other - related party	—	340
Total revenues	177,946	162,823
OPERATING EXPENSES
Property operating expenses	75,337	67,524
Property operating expenses - related party	—	59
Depreciation and amortization	58,946	49,096
Lease abandonment	—	1,316
General and administrative	17,813	16,736
General and administrative - related party	—	337
Total operating expenses	152,096	135,068
OPERATING INCOME	25,850	27,755
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(39,577)	(39,398)
Loan procurement amortization expense	(1,443)	(1,334)
Interest income	126	308
Other	188	(6)
Total other expense	(40,706)	(40,430)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(14,856)	(12,675)
MINORITY INTERESTS	1,203	1,032
LOSS FROM CONTINUING OPERATIONS	(13,653)	(11,643)
DISCONTINUED OPERATIONS
Income from operations	1,773	2,715
Gain on disposition of discontinued operations	13,424	2,122
Minority interest attributable to discontinued operations	(1,242)	(394)
Income from discontinued operations	13,955	4,443
NET INCOME (LOSS)	$302	$(7,200)

Total Revenues

Rental income increased from $150.1 million for the nine months ended September 30, 2007 to $165.6 million for the nine months ended September 30, 2008, an increase of $15.5 million, or 10%.  This increase is attributable to additional rental income from the same-store properties of $7.8 million as a result of increases in effective rental rates, as well as additional rental income from the 2007 and 2008 acquisitions.

Other property related income decreased from $12.4 million for the nine months ended September 30, 2007 to $12.3 million for the nine months ended September 30, 2008, a decrease of $0.1 million, or 0.8%. This decrease is primarily attributable to a $0.2 million decrease in merchandise sales offset by a $0.1 million increase in administrative fees charged to our tenants.

Other – related party decreased from $0.3 million for the nine months ended September 30, 2007 to $0 for the nine months ended September 30, 2008 due to a decrease in third party management fee income pursuant to the termination of the Rising Tide property management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including Property operating expenses – related party, increased from $67.6 million for the nine months ended September 30, 2007 to $75.3 million for the nine months ended September 30, 2008, an increase of $7.7 million, or 11%.  This increase is primarily attributable to additional expense from the same-store properties of $0.3 million in marketing expense, $0.6 million of personnel expense, $0.9 million of real estate taxes and $0.6 million of utilities expense, as well as additional operating expenses from the 2007 and 2008 acquisitions of $5.3 million.

Depreciation expense increased from $49.1 million for the nine months ended September 30, 2007 to $58.9 million for the nine months ended September 30, 2008, an increase of $9.8 million, or 20%. The increase is primarily attributable to additional depreciation expense related to the 2007 and 2008 acquisitions.

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

General and administrative expenses, including General and administrative – related party, increased from $17.1 million for the nine months ended September 30, 2007 to $17.8 million for the nine months ended September 30, 2008, an increase of $0.7 million, or 4%. The primary source of the increase is (i) approximately $0.6 million of due diligence costs that were written off during the 2008 period and (ii) $1.3 million of increased amortization of equity compensation during the 2008 period as compared to the 2007 period, offset by (iii) $1.2 million of non-recurring legal costs incurred during the 2007 period.

Total Other Expenses

Interest expense increased from $39.4 million for the nine months ended September 30, 2007 to $39.6 million for the nine months ended September 30, 2008, an increase of $0.2 million, or 0.5%.  The change is primarily attributable to additional debt incurred to finance certain 2007 and 2008 acquisitions, which resulted in additional interest expense during the 2008 period.  However, lower interest rates on unsecured debt in 2008 and loan repayments reduced the overall increase in interest expense.

Discontinued Operations

 Gains on disposition of discontinued operations increased from $2.1 million for the nine months ended September 30, 2007 to $13.4 million for the nine months ended September 30, 2008 as a result of the sale of 16 assets during the 2008 period as compared to three asset sales during the 2007 period.

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

Comparison of the Three Months Ended September 30, 2008 to the Three Months Ended September 30, 2007

The following table provides information pertaining to our same-store portfolio for the three months ended September 30, 2008 and 2007 (dollars in thousands):

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
	2008	2007	Increase/ (Decrease)	% Change	2008	2007	2008	2007	2008	2007	Increase/ (Decrease)	% Change

REVENUES:
Rental income	$52,598	$50,731	$1,867	4%	$3,481	$1,091	$—	$—	$56,079	$51,822	$4,257	8%
Other property related income	4,229	3,779	450	12%	412	290	—	—	4,641	4,069	572	14%
Other - related party	—	—	—	—	—	101	—	—	—	101	(101)	-100%
Total revenues	56,827	54,510	2,317	4%	3,893	1,482	—	—	60,720	55,992	4,728	8%

OPERATING EXPENSES:
Property operating expenses	22,071	21,880	191	1%	1,665	260	2,038	1,957	25,774	24,097	1,677	7%
Property operating expenses - related party	—	—	—	—	—	—	—	8	—	8	(8)	-100%

Subtotal	22,071	21,880	191	1%	1,665	260	2,038	1,965	25,774	24,105	1,669	7%
NET OPERATING INCOME:	$34,756	$32,630	$2,126	7%	$2,228	$1,222	$(2,038)	$(1,965)	34,946	31,887	3,059	10%

Depreciation									19,416	16,607	2,809	17%
Lease Abandonment									—	1,316	(1,316)	-100%
General and administrative									5,849	5,173	676	13%
General and administrative - related party									—	118	(118)	-100%

Subtotal									25,265	23,214	2,051	9%

Operating income									9,681	8,673	1,008	12%

Other Income (Expense):
Interest:
Interest expense on loans									(12,786)	(13,666)	880	-6%
Loan procurement amortization expense									(486)	(445)	(41)	9%
Interest income									34	104	(70)	-67%
Other									49	—	49	100%
Total other expense									(13,189)	(14,007)	818	-6%

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS									(3,508)	(5,334)	1,826	-34%

MINORITY INTERESTS									284	432	(148)	-34%

LOSS FROM CONTINUING OPERATIONS									$(3,224)	$(4,902)	1,678	-34%

DISCONTINUED OPERATIONS
Income from operations									338	840	(502)	-60%
Gain on disposition of discontinued operations									7,544	—	7,544	100%
Minority interest attributable to discontinued operations									(638)	(68)	(570)	838%

Income from discontinued operations									7,244	772	6,472	838%

NET INCOME (LOSS)									$4,020	$(4,130)	$8,150	-197%

Same-store total revenues increased from $54.5 million for the three months ended September 30, 2007 to $56.8 million for the three months ended September 30, 2008, an increase of $2.3 million, or 4%, primarily attributable to a 3.7% increase in effective rental rates on the same-store portfolio during the 2008 period as compared to the 2007 period.  Same-store property operating expenses increased from $21.9 million for the three months ended September 30, 2007 to $22.1 million for the three months ended September 30, 2008, an increase of $0.2 million, or 1%. The increase related primarily to year-over-year increases in utility expense of $0.3 million and real estate tax expense of $0.2 million offset by a decrease in repair and maintenance expense of $0.3 million.

Non GAAP Financial Measures -

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, minority interests, minority interest attributable to discontinued operations, depreciation, general and administrative and general and administrative – related party; and deducting from net loss: income from discontinued operations, gains on disposition of discontinued operations, other and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2008 to the Nine Months Ended September 30, 2007

A comparison of cash flow operating, investing and financing activities for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008	2007	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$53,205	$45,537	$7,668
Investing activities	$14,589	$(144,688)	$159,277
Financing activities	$(69,771)	$85,338	$(155,109)

Cash provided by operating activities increased from $45.5 million in 2007 to $53.2 million in 2008, an increase of $7.7 million, or 17%. The increase is primarily attributable to additional net operating income of $7.4 million for the 2008 period and a decrease in the change in other assets of $4.7 million, offset by an increase in the change in accounts payable and accrued expenses of $3.5 million, an increase in general and administrative expense of $0.7 million in the 2008 period as compared to the 2007 period, and an increase of $0.2 million of interest expense in the 2008 period as compared to the 2007 period.

Cash used in or provided by investing activities changed from a use of $144.7 million in 2007 to proceeds of $14.6 million in 2008, a change of $159.3 million. The change in cash related to investing activities is primarily attributable to (i) higher acquisition activity in the 2007 period (17 facilities for an aggregate purchase price of $140.5 million) relative to the 2008 period (one facility for an aggregate purchase price of $13.3 million), (ii) proceeds from dispositions during 2008 of $43.2 million compared to proceeds from dispositions during 2007 of $12.1 million and (iii) a decrease in the change in restricted cash of $2.5 million in the 2008 period as compared to the 2007 period.

Cash used in or provided by financing activities changed from proceeds of $85.3 million in 2007 to a use of $69.8 million in 2008, a change of $155.1 million. The change is primarily attributable to net borrowings of $140.0 million during the 2007 period as compared to net principal payments of $35.7 million in the 2008 period and a dividend decrease to $0.54 per share in 2008 from $0.87 in 2007 per share, which reduced distributions paid to shareholders and minority partners by $20.6 million during the 2008 period compared to the 2007 period.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $2.5 million in available cash and cash equivalents. In addition, we had approximately $67.3 million of available borrowings under our revolving credit facility.

In November 2006, we and our Operating Partnership entered into a three-year, $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving credit facility. The facility consists of a $200 million term loan and a $250 million revolving credit facility.  The facility has a three-year term with a one-year extension option and scheduled termination in November 2009.  We have the option to extend the scheduled termination of the facility to November 2010.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.

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

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million. Each term loan matures in November 2009, with an option for the Company to extend the termination date to November 20, 2010.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin at terms identical to the unsecured revolving credit facility.  As of September 30, 2008, there were two secured term loans outstanding totaling $57.4 million.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.  At September 30, 2008, the outstanding term loans had an interest rate of 4.67%.  Financial covenants for the secured term loans are identical to the financial covenants for the unsecured credit facility described above.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At September 30, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum, in each case until November 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of credit facility borrowings at 5.50% per annum that matured in June 2008.  In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009.  The notional amount at September 30, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.  The Company is exposed to the potential risk of counterparty default or non-payment with respect to its interest rate swap agreements, in which event the Company could suffer a material loss on the value of those agreements; however, the Company does not currently believe that its counterparties on its swap agreements are likely to default or not perform their obligations under those agreements.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly.  For each of the years ended 2008, 2009 and 2010 we expect to incur costs totaling $8 to $12 million for recurring capital expenditures.  In addition, our scheduled principal payments on debt are approximately $2 million over the balance of 2008, $94 million in 2009 and $552 million in 2010 (assuming we elect to extend the termination dates for our credit facility, unsecured and secured term loans as discussed above).

The current credit-market turmoil has significantly affected our ability to obtain additional capital in the near term.  We expect to meet our short-term liquidity needs through a combination of the following activities: cash generated from operations, borrowings under our revolving credit facility, additional debt financings, the issuance of public equity or debt instruments, and proceeds from future sales of existing properties or joint venture formations.  We expect to generate cash from operations to satisfy expected distributions to limited partners and shareholders, fund recurring capital expenditures and to satisfy debt service excluding debt maturities.

To the extent the credit markets remain dislocated, the ability to obtain and refinance debt could be difficult.  If market conditions continue to deteriorate and our short-term liquidity needs require immediate attention, we have the ability to generate cash by accelerating sales of existing properties.  Also, we may raise additional funds in order to respond to competitive pressures or take advantage of unanticipated opportunities.  Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our long-term liquidity needs consist primarily of funds necessary to pay for development of new facilities, redevelopment of operating facilities, non-recurring capital expenditures, acquisitions of facilities and repayment of indebtedness at maturity. In particular, we intend to actively pursue the acquisition of additional facilities, which will require additional capital. We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements. We anticipate that we will have to satisfy these needs through a combination of the following activities: either cash generated from operations, borrowings under our revolving credit facility, additional debt financings, the issuance of public equity or debt instruments, or proceeds from future sales of existing properties or joint venture formations.

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

Our financial instruments consist of both fixed and variable rate debt.  As of September 30, 2008, our consolidated debt consisted of $551.3 million in fixed rate loans, $182.7 million in borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $57.4 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $16.0 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $16.7 million.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt.  At September 30, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million.  The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of credit facility borrowings at 4.7725% per annum, $25 million of credit facility borrowings at 4.716% per annum and on $25 million of credit facility borrowings at 2.3400% per annum, in each case until November 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of credit facility borrowings at 5.50% per annum until it matured in June 2008.  In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 2009.  The notional amount at September 30, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three-month period ended September 30, 2008:

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

ITEM 5. OTHER INFORMATION

On November 6, 2008, the Board of Trustees of the Company (the “Board”) approved and adopted Second Amended and Restated Bylaws of the Company (the “Bylaws”) to make the following changes to the previous bylaws of the Company:

•                  remove the requirement that annual meetings of shareholders be held during the month of May;

•                  clarify that a special meeting of shareholders for the purpose of electing trustees will only be called at the direction of the Board;

•                  provide that a meeting of shareholders may be adjourned by the chairman of the meeting to a date within 120 days of the record date for the adjourned meeting without providing notice other than at the adjourned meeting;

•                  allow for the continued transaction of business at a meeting of shareholders if a quorum is established but ceases to be present as the result of the withdrawal of enough shareholders to leave less than a quorum;

•                  clarify that shareholders may vote by electronic means;

•                  provide for alternative timing for the delivery of shareholder proposals if the annual meeting is advanced or delayed by more than 30 days from the anniversary of the date of the preceding year’s annual meeting (the bylaws previously provided for such alternative timing if the date of the mailing of the notice for such meeting was advanced or delayed by more than 30 days from the anniversary of the date of the mailing of notice for the preceding year’s annual meeting);

•                  clarify that an adjournment of an annual meeting of shareholders until a later time does not commence a new period of time for shareholders to provide advance notice of trustee nominations or business proposals;

•                  update and/or clarify the disclosure required to be made to the Company by shareholders that desire to make a trustee nomination or business proposal to be considered at an annual or special meeting of shareholders to include:

•                  all material relationships between the shareholder and persons associated with the shareholder, and any trustee nominees;

•                  all direct and indirect ownership interests and securities, including derivative holdings, in the Company, and all short positions with respect to the Company’s securities, held by the shareholder, persons associated with the shareholder and trustee nominees;

•                  the date(s) on which the shareholder, persons associated with the shareholder and any trustee nominees acquired such any such ownership interest and securities or short positions;

•                  any understandings between the shareholder or persons associated with the shareholder, and any other persons, in connection with the nomination of any person for election as a trustee;

•                  whether or not the shareholder intends to solicit proxies in support of the proposed nomination or business; and

•                  completed written questionnaire by trustee nominees regarding their qualifications and background in the form to be provided by the Company;

•                  clarify that shareholder trustee nominations or business proposals must be submitted in accordance with the advance notice provisions of the Bylaws to be considered at a special meeting of shareholders;

•                  require that shareholders notify the Company of any material inaccuracy or change in information submitted by such shareholders in connection with trustee nominations or business proposals to be considered at an annual or special meeting of shareholders;

•                  clarify that advancement of expenses related to legal proceedings involving trustees and officers of the Company does not require a preliminary determination of the trustee’s or officer’s ultimate entitlement to indemnification; and

•                  otherwise clarify and update the Bylaws.

The amendments to the Bylaws became effective on November 6, 2008 in accordance with resolutions adopted by the Board. The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws of the Company, which is filed as Exhibit 3.2 to this Quarterly Report on Form 10-Q.

ITEM 6.  EXHIBITS

Exhibit No.

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2	Second Amended and Restated Bylaws of U-Store-It Trust

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848, filed on October 20, 2004.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as above indicated.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST

(Registrant)

Date: November 10, 2008	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Financial Officer
(Principal Financial Officer)

Date: November 10, 2008	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Accounting Officer
(Principal Accounting Officer)