Form 10-K
period 2008-12-31
U-Store-It Trust
filed 2009-03-02
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in Its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

460 East Swedesford Road
Suite 3000
Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 293-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☐     NO ☒

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

As of June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common shares held by non-affiliates of the registrant was $687,071,574.

As of February 27, 2009, the number of common shares of the registrant outstanding was 58,192,706.

Documents incorporated by reference: Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or “the Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•         national and local economic, business, real estate and other market conditions;

•         the competitive environment in which we operate;

•         the execution of our business plan;

•         financing risks including the risk of overleverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

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

As of December 31, 2008, we owned 387 self-storage facilities located in 26 states and in the District of Columbia; and aggregating approximately 25.0 million rentable square feet.  As of December 31, 2008, our 387 facilities were approximately 78.9% leased to approximately 170,000 tenants and no single tenant accounted for more than 1% of our annual rental revenue.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for our residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats. Our facilities are specifically designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access. All of our facilities have an on-site manager during business hours, and 265, or approximately 68%, of our facilities have a manager who resides in an apartment at the facility. Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems. Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 65% of our facilities include climate controlled units, compared to the national average of 50% reported by the 2008 Self-Storage Almanac.

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

We conduct all of our business through our operating partnership, U-Store-It, L.P., and its subsidiaries.  We also act as the general partner of our Operating Partnership and as of December 31, 2008, we held approximately 91.9% of the aggregate partnership interests in our operating partnership. Since its formation in 1996, our operating partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2008 and 2007, we owned 387 and 409 facilities, respectively, that contained an aggregate of 25.0 million and 26.1 million rentable square feet with occupancy rates of 78.9% and 78.2%, respectively.  As of December 31, 2008 we had facilities in the District of Columbia and the following 26 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  A complete listing of, and certain information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following is a summary of acquisition and disposition activity that occurred during the years ended December 31, 2008 and 2007:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2008 Acquisitions
Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions
Waterway Asset	Miami, FL	December 2008	1	$4,635
Skipper Road Assets	Multiple locations in FL	November 2008	2	5,020
Stuart/Vero Beach Assets	Multiple locations in FL	October 2008	2	4,550
Hudson Assets	Hudson, OH	October 2008	2	2,640
Deland Asset	Deland, FL	September 2008	1	2,780
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2	10,760
Mobile Assets	Mobile, AL	September 2008	2	6,140
Churchill Assets	Multiple locations in MS	August 2008	4	8,333
Baton Rouge/Prairieville Assets	Multiple Locations in LA	June 2008	2	5,400
Linden Asset	Linden, NJ	June 2008	1	2,825
Endicott Asset	Union, NY	May 2008	1	2,250
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
77th Street Asset	Miami, FL	March 2008	1	2,175
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
			23	$61,958

2007 Acquisitions
Sanford Asset	San Antonio, TX	January 2007	1	$6,300
Grand Central Portfolio	Multiple locations in GA	January 2007	2	13,200
Rising Tide Portfolio	Multiple locations in FL/GA/MA/OH/CA	September 2007	14	121,000
			17	$140,500

2007 Dispositions
Hilton Head Assets	Multiple locations in SC	May 2007	3	$12,750
Arizona Assets	Multiple locations in AZ	December 2007	2	6,440
			5	$19,190

The following table summarizes the change in number of self-storage facilities from January 1, 2007 through December 31, 2008:

	2008	2007
Balance - Beginning of year	409	399
Facilities acquired	1	17
Facilities consolidated	—	(2)
Facilities sold	(23)	(5)
Balance - End of year	387	409

Financing Activities

The following summarizes certain financing activities during the years ended December 31, 2008, 2007 and 2006:

•         Revolving Credit Facility.  In November 2006, we and our operating partnership entered into a three-year $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC (“Wachovia”) and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving facility. The facility consists of a $200 million term loan and a $250 million revolving credit facility.  The facility has a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 termination date.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  At December 31, 2008, borrowings under the unsecured credit facility had a weighted average interest rate of 1.92%.

•         Secured Term Loan.  On September 14, 2007, we and our Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans have a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  The Company currently intends to exercise these extension options prior to the November 20, 2009 termination date.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin. The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of December 31, 2008, there were two term loans outstanding totaling $57.4 million that had a weighted average interest rate of 2.05%.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008. The nine YSI RT LLC assets had a net book value of approximately $70.0 million at December 31, 2008.

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

•         Acquire facilities within our targeted markets — Although we do not expect to actively acquire facilities in 2009, we will continue to selectively acquire facilities in markets that we believe have high barriers to entry, strong demographic fundamentals and existing supply at or below the demand in the market. We believe the self-storage industry will continue to provide us with opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  While we will continue to review selected acquisition opportunities across the United States, the primary focus of acquisitions, if any, will be in areas that we consider to be growth markets, such as Arizona, California, Florida and the Northeastern United States.

•         Utilize our expertise in selective new developments — We seek to use our development expertise to pursue new developments in areas where we have facilities and perceive there to be unmet demand. We expect to pursue our development primarily in conjunction with joint venture partners.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities. Our investment committee, which consists of certain of our executive officers and is led by Dean Jernigan, our Chief Executive Officer, oversees our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation. Through our investment committee, we intend to focus on the following criteria:

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

Concentration

Our self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility.  No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 9% and 7% of total revenues, respectively, for the year ended December 31, 2008.  Florida, California, Texas and Illinois provided total revenues of approximately 19%, 15%, 8% and 7%, respectively, for the year ended December 31, 2007.

Seasonality

We typically experience seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents contain no limitation on the amount of debt we may incur, we maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2008, our debt to total capitalization ratio, determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units and (b) the carrying value of our total indebtedness, was approximately 77.8%. Our ratio of debt to the depreciated cost of our real estate assets as of December 31, 2008 was 62.7% compared to 62.4% as of December 31, 2007.  We expect to finance additional investments in self-storage facilities through the most attractive available source of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility. These capital sources may include borrowings under our revolving credit facility, selling common or preferred shares or debt securities through public offerings or private placements, incurring additional secured indebtedness, issuing units in our operating partnership in exchange for contributed property, issuing preferred units in our operating partnership to institutional partners and forming joint ventures. We also may consider selling less productive self-storage facilities from time to time in order to reallocate proceeds from these sales into more productive facilities.

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

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding and environmental hazards, because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  We also carry liability insurance to insure against personal injuries that might be sustained on our properties and director and officer liability insurance.

Offices

Our principal executive office is located at 460 E. Swedesford Road, Suite 3000, Wayne, PA 19087. Our telephone number is (610) 293-5700. We believe that our current facilities are adequate for our present and future operations.

Employees

As of December 31, 2008, we employed 931 employees, of whom 112 were corporate executive and administrative personnel and 819 were property level personnel. We believe that our relations with our employees are good. None of our employees are unionized.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports with the Securities and Exchange Commission (the “SEC”). You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 450 Fifth Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. Our internet website address is www.ustoreit.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

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

We face risks related to current debt maturities, including refinancing and counterparty risk.

Approximately 55% (or approximately $523.9 million) of the aggregate principal amount of our total debt, including mortgage debt and revolving debt, is payable on or before December 31, 2009, subject to a one year extension until November 20, 2010 at the Company’s option of approximately $429.4 million of principal on our revolving and term credit facilities with Wells Fargo (formerly Wachovia) provided we pay an extension fee of 15 basis points, or $761,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 termination date.  Certain of our mortgages will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”  We do not have the cash resources currently to repay those amounts, and we will have to raise funds for such repayment either through the issuance of capital stock, additional borrowings (which may include extension of maturity dates), joint ventures or asset sales.  There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors.

In addition, we are exposed to the potential risk of counterparty default or non-payment with respect to interest rate hedges, swap agreements, floors, caps and other interest rate hedging contracts that we may enter into from time to time, in which event we could suffer a material loss on the value of those agreements.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.  While we do not currently believe that our counterparties on our in-place swap agreements are likely to default or not perform their obligations under those agreements, there is no assurance that this will be the case.

Financing our future growth plan or refinancing existing debt maturities could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced extreme volatility and uncertainty. Overall liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets for which we historically sought financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms nor can there be any assurance we can issue common or preferred equity securities at a reasonable price. Our ability to finance new acquisitions and refinance future debt maturities could be adversely impacted by our inability to secure permanent financing on reasonable terms, if at all.

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

Our unsecured credit facility and unsecured term loan each contain (and any new or amended facility will likely contain) customary restrictions, requirements and other limitations on our ability to incur indebtedness, including total debt to asset ratios, secured debt to total asset ratios, debt service coverage ratios and minimum ratios of unencumbered assets to unsecured debt which we must maintain.  Our ability to borrow under our credit facility is (and any new or amended facility will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facility and term loan and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.

Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders.  Rising interest rates could also restrict our ability to refinance existing debt when it matures.  In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.  We have entered into and may, from time to time, enter into agreements such as interest rate hedges, swap agreements, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.  While we do not currently believe that our counterparties on our swap agreements are likely to default or not perform their obligations under those agreements, there is no assurance that this will be the case.

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

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding and environmental hazards, because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss at a facility that is uninsured or that exceeds policy limits, we could lose the capital invested in that facility as well as the anticipated future cash flows from that facility. Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a facility after it has been damaged or destroyed. In addition, if the damaged facilities are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these facilities were irreparably damaged.

We cannot assure you of our ability to pay dividends in the future.

Historically, we have paid quarterly distributions to our shareholders, and we intend to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  We have not established a minimum dividends payment level and all future distributions will be made at the discretion of our Board of Trustees. Our ability to pay dividends will depend upon, among other factors:

•                  the operational and financial performance of our facilities;

•                  capital expenditures with respect to existing and newly acquired facilities;

•                  general and administrative costs associated with our operation as a publicly-held REIT;

•                  maintenance of our REIT status;

•                  the amount of, and the interest rates on, our debt;

•                  the absence of significant expenditures relating to environmental and other regulatory matters; and

•                  other risk factors described in this Annual Report on From 10-K.

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

•                  vacancies or changes in market rents for self-storage space;

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

Because our portfolio of facilities consists primarily of self-storage facilities, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self-storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self-storage space has been and could be adversely affected by ongoing weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

Adverse macroeconomic and business conditions may significantly and negatively affect our revenues, profitability and results of operations.

The United States is currently in a deep recession that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our customers and our business in general. Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability and results of operations.

Our financial performance is dependent upon the economic and other conditions of the markets in which our facilities are located.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our facilities in California, Florida, Texas, Ohio, Tennessee, Illinois and Arizona accounted for approximately 16%, 15%, 11%, 8%, 7%, 7% and 5%, respectively, of our total rentable square feet as of December 31, 2008. As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

We face risks and significant competition associated with actions taken by our competitors.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with numerous developers, owners and operators of self-storage, including other REITs, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located and some of which may have greater capital resources.  In addition, due to the relatively low cost of each individual self-storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities.

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

We also face significant competition for acquisitions and development opportunities.  Some of our competitors have greater financial resources than we do and a greater ability to borrow funds to acquire facilities.  These competitors may also be willing and/or able to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher facility acquisition prices.  This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space in certain areas where our facilities are located and, as a result, adversely affect our operating results.We face risks associated with facility acquisitions.

We have in the past acquired, and intend at some time in the future to acquire, individual and portfolios of self-storage facilities that would increase our size and potentially alter our capital structure.  Although we believe that the acquisitions that we expect to undertake in the future will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risks that:

•                  we may not be able to obtain financing for acquisitions on favorable terms;

•                  acquisitions may fail to perform as expected;

•                  the actual costs of repositioning or redeveloping acquired facilities may be higher than our estimates;

•                  acquisitions may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or an unfamiliarity with local governmental and permitting procedures;

•                  there is only limited recourse, or no recourse, to the former owners of newly acquired facilities for unknown or undisclosed liabilities such as the clean-up of undisclosed environmental contamination; claims by tenants, vendors or other persons arising on account of actions or omissions of the former owners of the facilities; ordinary course of business expenses; and claims by local governments, adjoining property owners, property owner associations, and easement holders for fees, assessments, taxes on other property-related changes.

•                  As a result, if a liability were asserted against us based upon ownership of an acquired facility, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

We will incur costs and will face integration challenges when we acquire additional facilities.

As we acquire or develop additional self-storage facilities, we will be subject to risks associated with integrating and managing new facilities, including customer retention and mortgage default risks. In the case of a large portfolio purchase, we could experience strains in our existing management information capacity.  In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our profitability may suffer because we will be required to expense acquisition-related costs and amortize in future periods costs for acquired goodwill and other intangible assets. Our failure to successfully integrate any future facilities into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

The acquisition of new facilities that lack operating history with us will give rise to difficulties in predicting revenue potential.

We intend to continue to acquire additional facilities.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, operating costs or costs of improvements to bring an acquired facility up to the standards established for our intended market position, the performance of the facility may be below expectations.  Acquired facilities may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure you that the performance of facilities acquired by us will increase or be maintained under our management.

Property ownership through joint ventures may limit our ability to act exclusively in our interest.

We may co-invest with third parties through joint ventures. In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the facilities owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also have the potential risk of impasse on strategic decisions, such as a sale, in cases where neither we nor the joint venture partner would have full control over the joint venture. In other circumstances, joint venture partners may have the ability without our agreement to make certain major decisions, including decisions about sales, capital expenditures and/or financing. Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or Trustees from focusing their time and effort on our business. In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities. We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities). The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us. However, we cannot assure you that any environmental assessments performed have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not actually known to us or that a material environmental condition does not otherwise exist with respect to any of our facilities.

Americans with Disabilities Act and applicable state accessibility act compliance may require unanticipated expenditures.

Under the Americans with Disabilities Act of 1990 and applicable state accessibility act (collectively, the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons. A number of other federal, state and local laws may also impose access and other similar requirements at our facilities. A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance. Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance. If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures, which could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

We may become subject to litigation or threatened litigation which may divert management’s time and attention, require us to pay damages and expenses or restrict the operation of our business.

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

We also could be sued for personal injuries and/or property damage occurring on our properties.  We maintain liability insurance with limits that we believe adequate to provide for the defense and/or payment of any damages arising from such lawsuits.  There can be no assurance that such coverage will cover all costs and expenses from such suits.

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

Our top executives, Dean Jernigan, Christopher Marr and Timothy Martin, have extensive self-storage, real estate and public company experience.  Although we have employment agreements with these members of our senior management team, we cannot provide any assurance that any of them will remain in our employment.  The loss of services of one or more members of our senior management team, particularly Dean Jernigan, our Chief Executive Officer, could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2008, we had 819 field personnel involved in the management and operation of our facilities. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

We have opted out of these provisions of Maryland law. However, our Board of Trustees may opt to make these provisions applicable to us at any time without shareholder approval.

Our Trustees also have the discretion, granted in our bylaws and Maryland law, without shareholder approval to, among other things (1) create a staggered Board of Trustees, and (2) amend our bylaws or repeal individual bylaws in a manner that provides the Board of Trustees with greater authority.  Any such action could inhibit or impede a third party from making a proposal to acquire us at a price that could be beneficial to our shareholders.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2008, we owned 387 self-storage facilities located in 26 states and the District of Columbia; and aggregating approximately 25.0 million rentable square feet. The following table sets forth certain summary information regarding our facilities by state as of December 31, 2008.

State	Number of Facilities	Number of Units	Total Rentable Square Feet	% of Total Rentable Square Feet	% of Occupied Square Feet

California	60	35,661	4,081,312	16.3%	71.1%
Florida	53	37,125	3,932,291	15.8%	77.0%
Texas	43	20,971	2,638,976	10.6%	82.5%
Ohio	34	15,789	1,938,114	7.8%	79.6%
Illinois	27	13,915	1,610,552	6.5%	84.1%
Tennessee	24	12,889	1,684,576	6.8%	81.3%
Arizona	24	12,042	1,246,942	5.0%	80.2%
Colorado	20	10,332	1,198,133	4.8%	85.0%
Connecticut	17	7,147	847,231	3.4%	78.4%
New Jersey	14	10,141	968,751	3.9%	75.1%
New Mexico	11	4,355	480,949	1.9%	85.7%
Georgia	9	6,178	759,535	3.0%	77.3%
Indiana	9	5,202	593,976	2.4%	80.0%
North Carolina	8	4,777	558,346	2.2%	82.6%
Maryland	5	4,196	517,982	2.1%	81.9%
New York	5	2,871	312,833	1.3%	80.4%
Utah	4	2,319	241,624	1.0%	85.7%
Michigan	4	1,885	270,869	1.1%	79.7%
Louisiana	3	1,472	201,167	0.8%	92.2%
Massachusetts	3	1,776	172,385	0.7%	78.4%
Pennsylvania	2	1,602	176,583	0.7%	80.7%
Virginia	2	1,181	130,927	0.5%	68.1%
Nevada	2	905	97,206	0.4%	86.2%
Alabama	1	799	129,035	0.4%	73.9%
Washington DC	1	754	62,695	0.2%	86.6%
Mississippi	1	513	61,251	0.2%	79.6%
Wisconsin	1	485	58,515	0.2%	82.8%
Total/Weighted Average	387	217,282	24,972,756	100.0%	78.9%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2008. Our ownership of each facility consists of a fee interest in the facility held by U-Store-It, L.P., our operating partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, where we have a ground lease. In addition, small parcels of land at five of our other facilities are subject to ground leases.

Facility Location	Year Acquired/ Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Mobile, AL †	1997	1974/90	129,035	73.9%	799	Y	2.6%
Chandler, AZ	2005	1985	47,520	90.4%	461	Y	6.9%
Glendale, AZ	1998	1987	56,830	85.8%	546	Y	0.0%
Green Valley, AZ	2005	1985	25,050	70.7%	258	N	8.0%
Mesa I, AZ	2006	1985	52,375	79.9%	515	N	0.0%
Mesa II, AZ	2006	1981	45,345	79.4%	411	Y	8.4%
Mesa III, AZ	2006	1986	58,264	75.2%	507	Y	4.1%
Phoenix I, AZ	2006	1987	100,812	73.2%	797	Y	8.8%
Phoenix II, AZ	2006	1974	45,270	76.4%	433	Y	4.7%
Scottsdale, AZ	1998	1995	81,125	75.5%	679	Y	9.5%
Tempe, AZ	2005	1975	53,840	80.1%	404	Y	12.4%
Tucson I, AZ	1998	1974	59,350	85.2%	490	Y	0.0%
Tucson II, AZ	1998	1988	43,950	78.3%	515	Y	100.0%
Tucson III, AZ	2005	1979	49,772	79.6%	491	N	0.0%
Tucson IV, AZ	2005	1982	48,008	87.6%	515	Y	3.6%
Tucson V, AZ	2005	1982	45,234	74.0%	419	Y	3.0%
Tucson VI, AZ	2005	1982	40,766	80.5%	427	Y	3.4%
Tucson VII, AZ	2005	1982	52,688	89.9%	618	Y	2.0%
Tucson VIII, AZ	2005	1979	46,650	77.9%	472	Y	0.0%
Tucson IX, AZ	2005	1984	67,656	79.2%	623	Y	2.0%
Tucson X, AZ	2005	1981	46,350	79.7%	458	N	0.0%
Tucson XI, AZ	2005	1974	42,800	86.8%	436	Y	0.0%
Tucson XII, AZ	2005	1974	42,325	79.3%	452	Y	4.8%
Tucson XIII, AZ	2005	1974	45,792	81.6%	542	Y	0.0%
Tucson XIV, AZ	2005	1976	49,170	82.4%	573	Y	8.8%
Apple Valley I, CA	1997	1984	73,340	44.7%	579	N	0.0%
Apple Valley II, CA	1997	1988	62,115	71.3%	485	Y	7.0%
Benicia, CA	2005	1988/93/05	74,770	82.7%	753	Y	0.0%
Bloomington I, CA	1997	1987	28,425	86.1%	218	N	0.0%
Bloomington II, CA †	1997	1987	25,860	82.2%	20	N	0.0%
Cathedral City, CA †	2006	1982/92	129,048	49.1%	999	Y	1.9%
Citrus Heights, CA	2005	1987	75,620	59.0%	677	Y	0.0%
Diamond Bar, CA	2005	1988	103,034	83.6%	918	Y	0.0%
Escondido, CA	2007	2002	143,170	89.5%	1239	Y	6.7%
Fallbrook, CA	1997	1985/88	46,170	82.2%	455	Y	0.0%
Hemet, CA	1997	1989	66,040	71.4%	437	Y	0.0%
Highland I, CA	1997	1987	76,765	54.5%	841	Y	0.0%
Highland II, CA	2006	1982	62,257	60.5%	519	Y	0.0%
Lancaster, CA	2001	1987	60,825	61.5%	393	Y	0.0%
Long Beach, CA	2006	1974	125,213	73.1%	1409	Y	0.0%
Murrieta, CA	2005	1996	49,840	81.4%	433	Y	2.9%
North Highlands, CA	2005	1980	57,244	79.9%	477	N	0.0%
Orangevale, CA	2005	1980	50,542	68.9%	549	Y	0.0%
Palm Springs I, CA	2006	1989	72,775	67.3%	567	Y	0.0%
Palm Springs II, CA †	2006	1982/89	122,370	50.1%	628	Y	8.7%
Pleasanton, CA	2005	2003	82,015	81.0%	704	Y	0.0%
Rancho Cordova, CA	2005	1979	53,928	73.4%	480	Y	0.0%
Redlands, CA	1997	1985	62,805	79.2%	543	N	0.0%
Rialto I, CA	1997	1987	57,371	83.4%	507	Y	0.0%
Rialto II, CA	2006	1980	99,783	81.2%	752	Y	0.0%
Riverside I, CA	1997	1989	28,360	86.1%	229	N	0.0%
Riverside II, CA †	1997	1989	20,420	49.3%	18	N	0.0%
Riverside III, CA	1998	1989	46,809	76.9%	436	Y	0.0%
Riverside IV, CA	2006	1977	67,320	77.4%	681	Y	0.0%
Riverside V, CA	2006	1985	85,496	52.7%	831	Y	3.9%
Riverside VI, CA	2007	2004	74,900	65.7%	436	Y	12.7%
Roseville, CA	2005	1979	60,094	70.5%	573	N	0.0%
Sacramento I, CA	2005	1979	50,839	79.2%	541	Y	0.0%
Sacramento II, CA	2005	1986	61,890	72.3%	583	Y	0.0%
San Bernardino I, CA	1997	1987	83,278	70.5%	584	Y	2.0%
San Bernardino II, CA	1997	1987	31,070	70.0%	255	N	0.0%
San Bernardino III, CA	1997	1989	57,215	65.8%	584	Y	0.0%
San Bernardino IV, CA	1997	1991	41,546	78.4%	375	Y	0.0%
San Bernardino V, CA	1997	1985/92	35,671	76.7%	405	N	0.0%
San Bernardino VI, CA	2005	2002/04	83,507	83.2%	769	N	11.8%
San Bernardino VII, CA	2006	1974	56,795	66.4%	496	Y	4.2%
San Bernardino VIII, CA	2006	1975	118,456	42.6%	1083	N	0.0%
San Bernardino IX, CA	2006	1978	78,839	73.3%	653	Y	1.3%
San Bernardino X, CA	2006	1977	111,904	55.5%	1001	Y	0.0%
San Marcos, CA	2005	1979	37,430	91.3%	246	Y	0.0%
Santa Ana, CA	2006	1984	64,931	72.8%	736	N	2.5%
South Sacramento, CA	2005	1979	51,890	62.9%	431	Y	0.0%
South Palmetto, CA	1998	1982	80,555	73.4%	793	Y	0.0%

Facility Location	Year Acquired/ Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Spring Valley, CA	2006	1980	55,080	82.8%	709	Y	0.0%
Sun City, CA	1998	1989	38,435	87.9%	357	N	0.0%
Temecula I, CA	1998	1985/2003	81,700	74.3%	696	Y	46.4%
Temecula II, CA	2006	2003	84,380	70.9%	659	Y	51.2%
Thousand Palms, CA	2006	1988/01	72,970	48.3%	788	Y	63.5%
Vista I, CA	2001	1988	74,355	91.5%	611	Y	0.0%
Vista II, CA	2005	2001/02/03	147,721	78.1%	1273	Y	2.3%
Walnut, CA	2005	1987	50,708	74.7%	538	Y	9.2%
West Sacramento, CA	2005	1984	39,715	82.1%	486	Y	0.0%
Westminster, CA	2005	1983/98	68,148	92.2%	562	Y	0.0%
Yucaipa, CA	1997	1989	77,560	75.5%	661	Y	0.0%
Aurora I, CO	2005	1981	75,667	79.9%	620	Y	0.0%
Aurora II, CO	2005	1984	57,609	83.5%	474	Y	5.0%
Aurora III, CO	2005	1977	28,730	91.6%	311	Y	0.0%
Aurora IV, CO	2006	1998/99	49,700	78.5%	352	N	0.0%
Avon, CO	2005	1989	28,227	82.3%	387	Y	22.7%
Boulder I, CO	2006	1972/75/77	46,996	84.2%	524	Y	0.0%
Boulder II, CO	2006	1983/84	101,120	84.5%	1092	Y	0.0%
Boulder III, CO	2006	1974/78	80,244	78.4%	782	Y	0.0%
Boulder IV, CO	2006	1983/98	95,148	85.9%	713	Y	7.1%
Colorado Springs I, CO	2005	1986	47,975	78.1%	465	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	91.3%	433	Y	0.0%
Denver I, CO	2005	1987	58,050	85.4%	428	Y	4.4%
Denver II, CO	2006	1997	59,200	88.1%	451	Y	0.0%
Denver III, CO	2006	1999	63,700	80.5%	444	Y	0.0%
Englewood, CO	2005	1981	51,000	92.5%	366	Y	0.0%
Federal Heights, CO	2005	1980	54,770	90.3%	554	Y	0.0%
Golden, CO	2005	1985	85,830	91.2%	625	Y	1.2%
Littleton I, CO	2005	1987	53,490	84.2%	451	Y	37.4%
Littleton II, CO	2005	1982	46,175	89.8%	362	Y	0.0%
Northglenn, CO	2005	1980	52,102	83.0%	498	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	78.2%	443	Y	6.6%
Branford, CT	1995	1986	50,679	84.6%	431	N	2.2%
Bristol, CT	2005	1989/99	47,825	85.0%	452	N	22.6%
East Windsor, CT	2005	1986/89	45,900	80.7%	305	N	0.0%
Enfield, CT	2001	1989	52,875	83.5%	375	N	0.0%
Gales Ferry, CT	1995	1987/89	54,230	72.8%	597	N	6.8%
Manchester I, CT (6)	2002	1999/00/01	47,125	69.6%	466	N	37.6%
Manchester II, CT	2005	1984	52,725	74.8%	410	N	0.0%
Milford, CT	1994	1975	44,885	79.3%	376	Y	4.0%
Monroe, CT	2005	1996/03	58,500	81.4%	403	N	0.0%
Mystic, CT	1994	1975/86	50,850	73.1%	547	Y	2.4%
Newington I, CT	2005	1978/97	42,520	83.8%	252	N	0.0%
Newington II, CT	2005	1979/81	35,810	83.4%	201	N	0.0%
Old Saybrook I, CT	2005	1982/88/00	87,500	79.0%	713	N	6.3%
Old Saybrook II, CT	2005	1988/02	26,425	71.9%	254	N	54.6%
South Windsor, CT	1994	1976	71,725	72.4%	555	Y	1.1%
Stamford, CT	2005	1997	28,957	81.1%	367	N	32.8%
Washington, DC	2008	2002	62,695	86.6%	754	Y	96.5%
Boca Raton, FL	2001	1998	37,958	92.1%	605	Y	68.2%
Boynton Beach I, FL	2001	1999	61,987	79.0%	772	Y	54.2%
Boynton Beach II, FL	2005	2001	61,751	72.4%	589	Y	82.3%
Bradenton I, FL	2004	1979	68,466	56.8%	643	N	2.8%
Bradenton II, FL	2004	1996	87,810	75.7%	861	Y	40.1%
Cape Coral, FL	2000*	2000	76,592	74.1%	864	Y	83.5%
Dania, FL	1994	1988	58,270	84.0%	498	Y	26.9%
Dania Beach, FL (6)	2004	1984	182,693	78.5%	1987	N	20.5%
Davie, FL	2001*	2001	81,035	79.8%	849	Y	55.7%
Deerfield Beach, FL	1998*	1998	57,350	81.0%	518	Y	38.9%
Delray Beach, FL	2001	1999	67,821	83.2%	822	Y	39.3%
Fernandina Beach, FL	1996	1986	112,165	68.7%	854	N	35.5%
Ft. Lauderdale, FL	1999	1999	70,593	88.5%	699	Y	46.5%
Ft. Myers, FL	1998	1998	67,546	71.8%	601	Y	67.0%
Jacksonville I, FL	2005	2005	80,336	67.9%	735	N	100.0%
Jacksonville II, FL	2007	2004	65,020	86.5%	677	N	100.0%
Jacksonville III, FL	2007	2003	65,595	83.8%	699	N	100.0%
Jacksonville IV, FL	2007	2006	78,374	53.9%	720	N	74.9%
Jacksonville V, FL	2007	2004	81,995	78.2%	713	N	82.3%
Kendall, FL	2007	2003	75,395	80.0%	703	N	71.0%
Lake Worth, FL †	1998	1998/02	161,828	84.0%	1398	Y	37.3%
Lakeland I, FL	1994	1988	49,007	85.6%	491	Y	79.0%
Lutz I, FL	2004	2000	66,595	70.6%	618	Y	37.2%

Facility Location	Year Acquired/ Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Lutz II, FL	2004	1999	69,232	74.3%	533	Y	20.6%
Margate I, FL †	1994	1979/81	54,405	84.6%	339	N	9.8%
Margate II, FL †	1996	1985	65,186	85.7%	433	Y	28.8%
Merrit Island, FL	2000	2000	50,447	85.7%	465	Y	56.7%
Miami I, FL	1995	1995	46,925	88.8%	565	Y	52.2%
Miami II, FL	1994	1989	67,060	78.6%	567	Y	8.0%
Miami III, FL	1995	1976	78,465	83.9%	342	N	4.0%
Miami IV, FL	2005	1988/03	150,510	68.2%	1519	Y	86.8%
Naples I, FL	1996	1996	48,150	73.3%	339	Y	26.6%
Naples II, FL	1997	1985	65,850	78.3%	667	Y	44.6%
Naples III, FL	1997	1981/83	80,699	70.2%	830	N	23.9%
Naples IV, FL	1998	1990	40,725	70.5%	449	Y	43.6%
Ocoee, FL	2005	1997	76,280	83.2%	630	N	15.5%
Orange City, FL	2004	2001	59,586	82.4%	652	Y	39.1%
Orlando I, FL (6)	1997	1987	52,170	76.5%	505	N	4.9%
Orlando II, FL	2005	2002/04	63,114	83.8%	589	Y	74.2%
Orlando III, FL	2006	1988/90/96	104,165	77.3%	787	Y	6.9%
Oviedo, FL	2006	1988/1991	49,051	83.1%	430	Y	3.3%
Pembroke Pines, FL	1997	1997	67,337	85.4%	706	N	63.2%
Royal Palm Beach I, FL †	1994	1988	98,961	58.8%	676	N	54.5%
Royal Palm Beach II, FL	2007	2004	81,440	78.8%	774	Y	82.3%
Sanford, FL	2006	1988/2006	61,960	84.4%	439	Y	28.8%
Sarasota, FL	1998	1998	71,102	67.2%	537	Y	42.5%
St. Augustine, FL	1996	1985	59,725	79.4%	703	N	29.9%
Stuart, FL	1997	1995	86,883	70.9%	983	N	51.4%
SW Ranches, FL	2007	2004	64,955	82.4%	647	Y	85.3%
Tampa I, FL	2001	1985	55,997	81.9%	478	N	17.1%
Tampa II, FL	2007	2001/2002	83,763	76.5%	798	Y	28.5%
West Palm Beach I, FL	2001	1997	68,063	74.1%	993	Y	47.2%
West Palm Beach II, FL	2004	1996	93,903	75.7%	834	Y	74.4%
Alpharetta, GA	2001	1996	90,485	73.9%	664	N	75.1%
Austell, GA	2006	2000	83,525	72.5%	652	Y	66.0%
Decatur, GA	1998	1986	148,480	79.5%	1332	Y	0.6%
Norcross, GA	2001	1997	85,390	66.7%	599	N	55.3%
Peachtree City, GA	2001	1997	49,845	76.9%	446	Y	75.6%
Smyrna, GA	2001	2000	56,820	90.9%	504	Y	100.0%
Snellville, GA	2007	1996/1997	80,000	88.4%	765	Y	27.1%
Suwanee I, GA	2007	2000/2003	85,600	77.8%	625	N	28.6%
Suwanee II, GA	2007	2005	79,390	72.2%	591	Y	61.1%
Addison, IL	2004	1979	31,325	90.2%	372	Y	0.0%
Aurora, IL	2004	1996	74,085	74.9%	553	Y	6.9%
Bartlett, IL	2004	1987	51,425	90.4%	412	Y	33.1%
Bellwood, IL	2001	1999	86,525	88.9%	744	N	52.2%
Des Plaines, IL (6)	2004	1978	74,400	90.4%	643	Y	0.0%
Elk Grove Village, IL	2004	1987	64,304	89.9%	637	Y	5.6%
Glenview, IL	2004	1998	100,115	87.6%	742	Y	100.0%
Gurnee, IL	2004	1987	80,275	80.8%	726	N	34.1%
Hanover, IL	2004	1987	41,174	82.4%	411	Y	0.4%
Harvey, IL	2004	1987	60,140	92.6%	577	Y	3.0%
Joliet, IL	2004	1993	74,350	57.8%	483	Y	98.9%
Kildeer, IL	2004	1988	46,475	91.5%	431	N	0.0%
Lombard, IL	2004	1981	58,088	87.6%	553	Y	9.8%
Mount Prospect, IL	2004	1979	64,900	93.2%	594	Y	12.7%
Mundelein, IL	2004	1990	44,700	84.8%	491	N	8.9%
North Chicago, IL	2004	1985	53,300	91.0%	431	N	0.0%
Plainfield I, IL	2004	1998	53,900	84.6%	401	N	3.3%
Plainfield II, IL	2005	2000	52,100	66.6%	349	N	22.7%
Schaumburg, IL	2004	1988	31,235	81.4%	323	N	5.6%
Streamwood, IL	2004	1982	64,305	83.3%	572	N	4.4%
Warrensville, IL	2005	1977/89	48,796	85.6%	376	Y	0.0%
Waukegan, IL	2004	1977	79,750	83.9%	691	Y	8.4%
West Chicago, IL	2004	1979	48,425	81.4%	426	Y	0.0%
Westmont, IL	2004	1979	53,700	90.6%	392	N	0.0%
Wheeling I, IL	2004	1974	54,210	88.7%	501	Y	0.0%
Wheeling II, IL	2004	1979	67,825	77.3%	615	N	7.3%
Woodridge, IL	2004	1987	50,725	80.5%	469	N	7.6%
Indianapolis I, IN	2004	1987	43,600	88.8%	327	Y	0.0%
Indianapolis II, IN	2004	1997	44,900	81.1%	456	Y	15.6%
Indianapolis III, IN	2004	1999	60,850	79.9%	498	Y	32.8%
Indianapolis IV, IN	2004	1976	62,909	83.2%	540	Y	0.0%
Indianapolis V, IN	2004	1999	74,825	84.5%	584	Y	33.6%
Indianapolis VI, IN	2004	1976	73,353	82.3%	728	Y	0.0%

Facility Location	Year Acquired/ Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Indianapolis VII, IN	2004	1992	91,807	78.6%	815	Y	6.4%
Indianapolis VIII, IN	2004	1975	80,000	75.9%	706	Y	0.0%
Indianapolis IX, IN	2004	1976	61,732	69.1%	548	Y	0.0%
Baton Rouge I, LA	1997	1980	41,300	93.9%	370	Y	9.9%
Baton Rouge II, LA	1997	1980/1995	80,327	93.2%	579	Y	40.4%
Slidell, LA	2001	1998	79,540	90.4%	523	Y	46.6%
Boston, MA	2002	2001	60,270	76.8%	627	Y	100.0%
Leominster, MA	1998	1987/88/00	53,823	75.2%	500	Y	38.5%
Medford, MA	2007	2001	58,292	83.1%	649	N	95.9%
Baltimore, MD	2001	1999/00	93,625	77.0%	840	Y	45.4%
California, MD	2004	1998	77,840	76.0%	736	Y	39.0%
Gaithersburg, MD	2005	1998	86,970	81.4%	791	Y	42.0%
Laurel, MD †	2001	1978/99/00	162,297	91.1%	1021	N	41.0%
Temple Hills, MD	2001	2000	97,250	76.7%	808	Y	68.8%
Grand Rapids, MI	1996	1976	87,381	70.7%	525	Y	0.0%
Portage, MI (6)	1996	1980	50,280	89.3%	386	N	0.0%
Romulus, MI	1997	1997	42,050	85.9%	339	Y	7.4%
Wyoming, MI	1996	1987	91,158	80.2%	635	N	0.0%
Gulfport, MS	1997	1977/93	61,251	79.6%	513	Y	33.5%
Belmont, NC	2001	1996/97/98	80,948	80.4%	588	N	23.6%
Burlington I, NC	2001	1990/91/93/94/98	109,446	70.1%	959	N	4.7%
Burlington II, NC	2001	1991	42,880	87.8%	395	Y	11.9%
Cary, NC	2001	1993/94/97	111,772	85.6%	795	N	7.3%
Charlotte, NC	1999	1999	69,000	89.2%	736	Y	52.8%
Fayetteville I, NC	1997	1981	41,400	91.4%	343	N	0.0%
Fayetteville II, NC	1997	1993/95	54,225	85.5%	546	Y	11.9%
Raleigh, NC	1998	1994/95	48,675	83.0%	415	Y	8.2%
Brick, NJ	1994	1981	52,740	73.1%	439	N	0.0%
Clifton, NJ	2005	2001	105,550	80.8%	1020	Y	85.5%
Cranford, NJ	1994	1987	91,250	80.9%	847	Y	7.9%
East Hanover, NJ	1994	1983	107,679	66.9%	984	N	1.6%
Elizabeth, NJ	2005	1925/97	38,945	58.8%	675	N	0.0%
Fairview, NJ	1997	1989	27,925	86.2%	448	N	100.0%
Hamilton, NJ	2006	1990	70,550	60.7%	612	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	90.5%	742	N	100.0%
Jersey City, NJ	1994	1985	91,311	86.4%	1087	Y	0.0%
Linden, NJ	1994	1983	100,125	71.0%	1117	N	2.8%
Morris Township, NJ (5)	1997	1972	71,776	78.9%	566	Y	1.3%
Parsippany, NJ	1997	1981	66,325	77.2%	583	Y	6.9%
Randolph, NJ	2002	1998/99	52,565	73.7%	555	Y	82.5%
Sewell, NJ	2001	1984/98	57,830	71.1%	466	N	5.3%
Albuquerque I, NM	2005	1985	65,927	89.2%	615	Y	3.2%
Albuquerque II, NM	2005	1985	58,798	86.4%	536	Y	4.1%
Albuquerque III, NM	2005	1978	41,016	91.9%	451	N	4.3%
Albuquerque IV, NM	2005	1986	57,611	87.8%	524	Y	4.7%
Albuquerque V, NM	2006	1994	52,217	85.5%	420	Y	10.2%
Carlsbad, NM	2005	1975	39,999	97.3%	343	Y	0.0%
Deming, NM	2005	1973/83	33,005	85.2%	242	Y	0.0%
Las Cruces, NM	2005	1984	43,850	75.8%	381	Y	3.1%
Las Cruces, NM	2008	2007	21,890	31.7%	156	N	11.4%
Lovington, NM	2005	1975	15,751	96.8%	264	Y	0.0%
Silver City, NM	2005	1972	26,875	93.7%	253	Y	0.0%
Truth or Consequences, NM	2005	1977/99/00	24,010	91.8%	170	Y	0.0%
Las Vegas I, NV †	2006	1986	48,306	91.4%	383	Y	5.4%
Las Vegas II, NV	2006	1997	48,900	81.1%	522	N	76.5%
Jamaica, NY	2001	2000	88,815	67.9%	916	Y	34.1%
New Rochelle, NY	2005	1998	48,431	86.9%	398	N	15.0%
North Babylon, NY	1998	1988/99	78,338	89.1%	649	N	9.2%
Riverhead, NY	2005	1985/86/99	38,640	91.8%	329	N	0.0%
Southold, NY	2005	1989	58,609	75.0%	579	N	3.1%
Boardman, OH	1980	1980/89	65,495	74.4%	509	Y	24.0%
Brecksville, OH	1998	1970/89	58,452	85.8%	440	Y	25.2%
Canton I, OH	2005	1979/87	39,750	63.2%	409	N	0.0%
Canton II, OH	2005	1997	26,200	85.7%	191	Y	0.0%
Centerville I, OH	2004	1976	86,390	69.5%	640	Y	0.0%
Centerville II, OH	2004	1976	43,350	75.3%	305	N	0.0%
Cleveland I, OH	2005	1997/99	45,950	93.5%	336	Y	4.9%
Cleveland II, OH	2005	2000	58,425	69.9%	569	Y	0.0%
Columbus, OH	2006	1999	72,075	65.5%	607	Y	26.1%
Dayton I, OH	2004	1978	43,100	79.9%	340	N	0.0%
Dayton II, OH	2005	1989/00	48,149	85.7%	387	Y	1.7%
Euclid I, OH	1988*	1988	46,910	78.8%	422	Y	22.2%

Facility Location	Year Acquired/ Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Euclid II, OH	1988*	1988	47,275	81.4%	377	Y	0.0%
Grove City, OH	2006	1997	89,290	82.3%	776	Y	16.9%
Hilliard, OH	2006	1995	89,715	69.7%	780	Y	24.5%
Lakewood, OH	1989*	1989	39,337	85.1%	458	Y	24.6%
Louisville, OH	2005	1988/90	53,960	79.3%	381	N	0.0%
Marblehead, OH	2005	1988/98	52,300	80.8%	383	Y	0.0%
Mason, OH	1998	1981	33,900	72.9%	282	Y	0.0%
Mentor, OH	2005	1983/99	51,225	89.0%	362	N	16.1%
Miamisburg, OH	2004	1975	59,930	78.9%	429	Y	0.0%
Middleburg Heights, OH	1980*	1980	93,125	87.7%	669	N	3.8%
North Canton I, OH	1979*	1979	45,400	82.4%	319	N	0.0%
North Canton II, OH	1983*	1983	44,180	76.4%	344	Y	15.8%
North Olmsted I, OH	1979*	1979	48,665	86.7%	441	N	7.0%
North Olmsted II, OH	1988*	1988	47,850	86.1%	397	Y	14.2%
North Randall, OH	1998*	1998/02	80,099	85.0%	800	N	90.8%
Perry, OH	2005	1992/97	63,700	86.8%	418	Y	0.0%
Reynoldsburg, OH	2006	1979	66,895	72.9%	663	Y	0.0%
Strongsville, OH	2007	1978	43,927	82.2%	397	N	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,331	76.3%	720	Y	0.0%
Westlake, OH	2005	2001	62,750	82.2%	450	Y	6.1%
Willoughby, OH	2005	1997	34,064	85.6%	268	Y	10.1%
Youngstown, OH	1977*	1977	65,950	83.1%	520	Y	1.2%
Levittown, PA	2001	2000	76,230	74.9%	657	Y	36.3%
Philadelphia, PA	2001	1999	100,353	85.1%	945	N	46.0%
Alcoa, TN	2005	1986	42,325	76.3%	358	N	0.0%
Antioch, TN	2005	1985/98	76,020	82.3%	603	Y	8.4%
Cordova I, TN	2005	1987	54,225	81.3%	388	Y	0.0%
Cordova II, TN	2006	1995	67,550	89.1%	716	N	7.2%
Knoxville I, TN	1997	1984	29,377	71.9%	294	Y	6.8%
Knoxville II, TN	1997	1985	38,000	83.6%	337	Y	6.9%
Knoxville III, TN	1998	1991	45,736	86.3%	451	Y	6.9%
Knoxville IV, TN	1998	1983	58,852	76.1%	440	N	1.1%
Knoxville V, TN	1998	1977	42,790	82.4%	372	N	0.0%
Knoxville VI, TN	2005	1975	63,440	84.0%	587	Y	0.0%
Knoxville VII, TN	2005	1983	55,094	80.5%	449	Y	0.0%
Knoxville VIII, TN	2005	1978	95,868	81.4%	770	Y	0.0%
Memphis I, TN	2001	1999	91,000	82.8%	696	N	50.8%
Memphis II, TN	2001	2000	71,910	76.9%	559	N	46.3%
Memphis III, TN	2005	1983	41,017	89.3%	355	N	6.9%
Memphis IV, TN	2005	1986	38,714	82.8%	325	Y	7.8%
Memphis V, TN	2005	1981	60,120	87.6%	495	Y	0.0%
Memphis VI, TN	2006	1985/93	110,171	77.1%	877	Y	3.2%
Memphis VII, TN	2006	1980/85	115,303	73.9%	575	N	0.0%
Memphis VIII, TN †	2006	1990	96,060	72.3%	559	Y	0.0%
Nashville I, TN	2005	1984	103,830	82.6%	694	Y	0.0%
Nashville II, TN	2005	1986/00	83,274	87.2%	632	Y	6.5%
Nashville III, TN	2006	1985	101,475	85.0%	634	Y	5.2%
Nashville IV, TN	2006	1986/00	102,425	85.0%	723	N	7.0%
Austin I, TX	2005	2001	59,595	76.3%	542	Y	58.9%
Austin II, TX	2006	2000/03	65,401	93.6%	594	Y	38.8%
Austin III, TX	2006	2004	71,010	81.3%	581	Y	84.9%
Baytown, TX	2005	1981	38,950	89.8%	363	Y	0.0%
Bryan, TX	2005	1994	60,450	76.6%	495	Y	0.0%
College Station, TX	2005	1993	26,550	79.9%	346	N	0.0%
Dallas, TX	2005	2000	58,907	90.2%	552	Y	26.7%
Denton, TX	2006	1996	60,836	84.2%	463	Y	3.9%
El Paso I, TX	2005	1980	59,702	84.0%	509	N	0.9%
El Paso II, TX	2005	1980	48,704	87.8%	413	Y	0.0%
El Paso III, TX	2005	1980	71,276	86.7%	595	Y	2.0%
El Paso IV, TX	2005	1983	58,958	73.5%	525	Y	3.6%
El Paso V, TX	2005	1982	62,300	78.5%	404	Y	0.0%
El Paso VI, TX	2005	1985	36,620	80.0%	257	N	0.0%
El Paso VII, TX †	2005	1982	34,545	81.3%	17	N	0.0%
Fort Worth I, TX	2005	2000	49,778	79.9%	405	Y	27.0%
Fort Worth II, TX	2006	2003	72,925	87.1%	659	N	49.0%
Frisco I, TX	2005	1996	50,854	77.0%	436	Y	17.5%
Frisco II, TX	2005	1998/02	71,239	82.1%	513	Y	22.5%
Frisco III, TX	2006	2004	75,225	72.7%	609	Y	85.7%
Garland I, TX	2006	1991	70,120	90.2%	681	Y	4.4%
Garland II, TX	2006	2004	68,475	80.5%	476	Y	39.7%
Greenville I, TX	2005	2001/04	59,385	84.0%	452	Y	28.8%
Greenville II, TX	2005	2001	44,900	82.0%	318	N	36.3%

Facility Location	Year Acquired/ Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Houston I, TX	2005	1981	101,350	94.0%	635	Y	0.0%
Houston II, TX	2005	1977	71,300	97.6%	391	Y	0.0%
Houston III, TX	2005	1984	61,145	92.1%	464	Y	4.3%
Houston IV, TX	2005	1987	43,775	92.5%	380	Y	6.2%
Houston V, TX †	2006	1980/1997	127,145	80.4%	1008	Y	54.7%
Keller, TX	2006	2000	61,885	91.4%	488	Y	21.1%
La Porte, TX	2005	1984	45,100	93.2%	432	Y	18.6%
Lewisville, TX	2006	1996	58,190	66.2%	426	Y	19.3%
Mansfield, TX	2006	2003	63,075	82.1%	495	Y	38.4%
McKinney I, TX	2005	1996	47,020	87.7%	369	Y	9.2%
McKinney II, TX	2006	1996	70,050	86.7%	540	Y	46.3%
North Richland Hills, TX	2005	2002	57,175	85.8%	440	N	47.6%
Roanoke, TX	2005	1996/01	59,300	83.6%	449	Y	30.0%
San Antonio I, TX	2005	2005	73,930	65.5%	575	Y	78.6%
San Antonio II, TX	2006	2005	73,180	78.0%	670	N	82.3%
San Antonio III, TX	2007	2006	72,375	63.4%	568	N	87.1%
Sherman I, TX	2005	1998	55,050	73.6%	507	N	20.8%
Sherman II, TX	2005	1996	48,425	74.0%	392	Y	30.9%
Spring, TX	2006	1980/86	72,801	81.3%	537	Y	14.2%
Murray I, UT	2005	1976	60,280	87.6%	678	Y	0.0%
Murray II, UT †	2005	1978	71,222	87.0%	377	N	2.6%
Salt Lake City I, UT	2005	1976	56,446	78.1%	754	Y	0.0%
Salt Lake City II, UT	2005	1978	53,676	89.6%	510	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,475	75.2%	607	N	21.4%
Fredericksburg II, VA	2005	1998/01	61,452	59.9%	574	N	100.0%
Milwaukee, WI	2004	1988	58,515	82.8%	485	Y	0.0%

Total/Weighted Average (387 Facilities)			24,972,756	78.9%	217,282

* Denotes facilities developed by us.

† Denotes facilities that contain a significant amount of commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2008, there was an aggregate of approximately 449,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2008.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled units.

(5) We do not own the land at this facility.  We leased the land pursuant to a ground lease that expires in 2013, but have eight five-year renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2009 and 2015.

Our growth has been achieved by internal growth and by adding facilities to our portfolio each year through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2008 for each of the last three years, grouped by the year end during which we first owned or operated the facility.

Our Facilities by Year Acquired - Average Occupied Square Feet (2)

Year Acquired (1)	# of Facilities	Rentable Square Feet	2006	2007	2008
2005 and earlier	309	18,988,250	80.2%	82.6%	83.1%
2006	60	4,581,350	75.6%	75.2%	76.4%
2007	17	1,318,571		71.3%	76.1%
2008	1	84,585			87.6%
All Facilities Owned as of December 31, 2008	387	24,972,756	80.2%	80.0%	80.1%

Our Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

Year Acquired (1)	# of Facilities	2006	2007	2008
2005 and earlier	309	$10.52	$10.42	$11.20
2006	60	10.21	10.25	11.01
2007	17		11.13	12.44
2008	1			21.65
All Facilities Owned as of December 31, 2008	387	$10.61	$10.98	$11.84

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

Facilities by Year Acquired - Average Occupied Square Feet (2)

Year Acquired (1)	# of Facilities	2006	2007	2008
2005 and earlier	309	16,587,297	16,489,127	15,523,908
2006	60	3,465,677	3,452,109	3,501,679
2007	17		934,799	1,003,961
2008	1			58,844
All Facilities Owned as of December 31, 2008	387	20,052,974	20,876,035	20,088,392

Facilities by Year Acquired - Total Revenues (dollars in thousands) (3)

Year Acquired (1)	# of Facilities	2006	2007	2008
2005 and earlier	309	$185,632	$193,900	$189,528
2006	60	26,659	37,813	39,307
2007	17		4,957	12,835
2008	1			1,340
All Facilities Owned as of December 31, 2008 (4)	387	$212,291	$236,670	$243,010

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

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected units, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2009, we anticipate spending approximately $7 million to $9 million associated with these capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are not presently involved in any material litigation nor, to our knowledge, is any material litigation threatened against us or our properties. We are involved in routine litigation arising in the ordinary course of business, none of which we believe to be material.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the fourth quarter of 2008.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2008, there were approximately 56 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared
2007
First quarter	$23.20	$19.57	$0.29
Second quarter	$20.11	$16.14	$0.29
Third quarter	$16.61	$12.15	$0.29
Fourth quarter	$14.31	$9.16	$0.18
2008
First quarter	$11.37	$7.86	$0.18
Second quarter	$13.38	$11.14	$0.18
Third quarter	$13.17	$10.96	$0.18
Fourth quarter	$11.99	$3.62	$0.025

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The characterization of our dividends for 2008 was 33.12% ordinary income, 34.11% capital gain distribution and 32.77% return of capital.

We intend to continue to declare quarterly distributions. However, we cannot provide any assurance as to the amount or timing of future distributions. Under our revolving credit facility, beginning in the fourth quarter of 2008 we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning with October 22, 2004 (the first closing share price following the initial public offering of our common shares) and ending December 31, 2008.

	Period Ending
Index	10/22/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06	06/30/07	12/31/07	06/30/08	12/31/08
U-Store-It Trust	100.00	108.44	120.81	133.37	122.93	137.82	112.91	65.58	88.71	34.12
S&P 500	100.00	110.97	110.65	116.30	119.45	134.67	144.26	142.29	125.34	89.65
Russell 2000	100.00	115.08	113.64	120.32	130.20	142.42	151.60	140.19	127.05	92.82
NAREIT All Equity REIT Index	100.00	111.12	118.21	124.64	140.74	168.34	158.43	141.92	136.82	88.38

The following table provides information about repurchases of the Company’s common shares during the three-month period ended December 31, 2008:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (1)

October	134	8.46	N/A	3,000,000
November	N/A	N/A	N/A	3,000,000
December	N/A	N/A	N/A	3,000,000

Total	134		N/A	3,000,000

(1)  On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  For the three-month period ended December 31, 2008, the Company made no repurchases under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a historical consolidated basis for the Company, and on a combined historical basis for Acquiport/Amsdell (the “Predecessor”). The selected historical financial information as of December 31, 2008 and 2007 and for each of the periods indicated in the five-year period ended December 31, 2008 were derived from the Company’s and the Predecessor’s financial statements. Historical information for the Company has not been presented prior to October 21, 2004, the date on which the Company consummated the mergers of Amsdell Partners, Inc. and High Tide LLC with and into the Company, because during the period prior to the mergers, the Company did not have material corporate activity.

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

	The Company					The Predecessor (1) (5)
					Period	Period
					October 21,	January 1,
					through	through
	Year Ended December 31,				December 31,	October 20,
	2008	2007	2006	2005	2004	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Rental income	$219,917	$203,036	$186,088	$127,571	$20,061	$65,722
Other property related income	16,483	16,081	14,101	9,391	1,347	3,211
Other - related party	—	365	457	405	71	—
Total revenues	236,400	219,482	200,646	137,367	21,479	68,933
Operating expenses:
Property operating expenses	99,182	92,771	81,551	51,603	9,096	26,170
Property operating expense - related party	—	59	69	43	—	—
Depreciation and amortization	77,580	68,424	62,401	38,049	5,539	16,528
Asset write-off	—	—	305	—	—	—
Lease abandonment	—	1,316	—	—	—	—
General and administrative	24,964	21,966	21,675	17,786	4,140	—
General and administrative - related party	—	337	613	736	114	—
Management fees — related party (2)	—	—	—	—	—	3,689
Total operating expenses	201,726	184,873	166,614	108,217	18,889	46,387
Operating income	34,674	34,609	34,032	29,150	2,590	22,546
Interest:
Interest expense on loans	(52,014)	(54,108)	(45,628)	(31,907)	(4,428)	(19,385)
Loan procurement amortization expense	(1,929)	(1,772)	(1,972)	(2,045)	(286)	(5,958)
Early extinguishment of debt	—	—	(1,907)	(93)	(7,012)	—
Costs incurred to acquire management company — related party	—	—	—	—	(22,152)	—
Interest income	153	401	1,336	2,404	37	69
Other	94	118	191	(47)	(78)	—
Total	(53,696)	(55,361)	(47,980)	(31,688)	(33,919)	(25,274)
Loss from continuing operations before minority interest	(19,022)	(20,752)	(13,948)	(2,538)	(31,329)	(2,728)
Minority interest	1,482	1,704	424	(312)	883	—
Loss from continuing operations	(17,540)	(19,048)	(13,524)	(2,850)	(30,446)	(2,728)
Discontinued operations:
Income from operations	2,404	3,988	4,624	4,040	522	—
Gain on sale of storage facilities	19,720	2,517	—	179	—	—
Minority interest attributable to discontinued operations	(1,792)	(534)	349	199	15	—
Income from discontinued operations	20,332	5,971	4,973	4,418	537	—
Net income (loss)	$2,792	$(13,077)	$(8,551)	$1,568	$(29,909)	$(2,728)
Basic and diluted earnings (loss) per share from continuing operations	$(0.30)	$(0.33)	$(0.24)	$(0.07)	$(0.81)
Basic and diluted earnings per share from discontinued operations	$0.35	$0.11	$0.09	$0.11	$0.01
Basic and diluted earnings (loss) per share	$0.05	$(0.22)	$(0.15)	$0.04	$(0.80)
Weighted average basic common shares outstanding (3)	57,621	57,497	57,287	42,120	37,478
Weighted average diluted common shares outstanding (3)	57,621	57,497	57,287	42,120	37,478
Distribution declared per share (4)	$0.565	$1.05	$1.16	$1.13	$0.20

	The Company					The Predecessor (1) (5)
					Period	Period
					October 21,	January 1,
					through	through
	Year Ended December 31,				December 31,	October 20,
	2008	2007	2006	2005	2004	2004
	(in thousands, except per share data)
Balance Sheet Data (as of end of period):
Storage facilities, net	$1,559,958	$1,647,118	$1,566,815	$1,246,295	$729,155
Total assets	1,597,659	1,687,831	1,615,339	1,476,321	774,272
Revolving credit facility	172,000	219,000	90,500	—	—
Unsecured term loan	200,000	200,000	200,000	—	—
Secured term loan	57,419	47,444	—	—	—
Mortgage loans and notes payable	548,085	561,057	588,930	669,282	380,496
Total liabilities	1,028,705	1,083,230	930,948	714,157	406,243
Minority interest	46,026	48,982	56,898	63,695	10,804
Shareholders’/owners’ equity	522,928	555,619	627,493	698,469	357,225
Total liabilities and shareholders’/owners’ equity	1,597,659	1,687,831	1,615,339	1,476,321	774,272

Other Data:
Number of facilities (end of period)	387	409	399	339	201	155
Total rentable square feet (end of period)	24,973	26,119	25,436	20,828	12,978	9,683
Occupancy percentage (end of period)	78.9%	79.5%	78.2%	81.2%	82.2%	85.2%
Cash dividends declared per share (4)	$0.565	$1.05	$1.16	$1.13	$0.20

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

(4)

The Company announced a pro rata dividend of $0.2009 per common share on November 24, 2004, full quarterly dividends of $0.28 per common share on March 2, 2005, May 31, 2005 and August 24, 2005; dividends of $0.29 per common share on December 1, 2005, February 22, 2006, April 24, 2006, August 23, 2006, November 3, 2006, February 21, 2007, May 8, 2007, and August 14, 2007; dividends of $0.18 per common share on December 13, 2007, February 27, 2008, May 7, 2008, and August 6, 2008; and a dividend of $0.025 per common share on December 11, 2008.

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

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At December 31, 2008 and 2007, the Company owned 387 and 409 self-storage facilities, respectively, totaling approximately 25.0 million and 26.1 million rentable square feet, respectively.

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

The Company typically experiences seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

Currently, the United States is in a deep recession that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on increasing our internal growth and selectively pursuing targeted acquisitions and developments of self-storage facilities. We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 19%, 15%, 9% and 7%, respectively, of total revenues for the year ended December 31, 2008.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent. The Company recorded a $6.8 million intangible asset to recognize the value of in-place leases related to its acquisition of 14 self-storage facilities during the third quarter of 2007.  Subsequently, during the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be an impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  The Company recorded impairment charges totaling $0.4 million for the year ended December 31, 2007, related to fire and flood damage and impairment charges totaling $0.5 million for the year ended December 31, 2008, related to fire and hurricane damage.

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

Minority Interests

Minority Interests include income allocated to holders of operating partnership units and income allocated to our partner’s interests in consolidated joint ventures. Income is allocated to the minority interests based on their ownership percentage of the operating partnership. This ownership percentage, as well as the total net assets of the operating partnership, changes when additional common shares or operating partnership units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Shareholders’ Equity and Owners’ Equity (Deficit) (rather than separately allocating the minority interest for each individual capital transaction).

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retrospectively.  Early adoption is prohibited.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-1”) that affects the accounting treatment for convertible debt instruments that may be settled wholly or partially in cash.  APB 14-1 requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.  APB 14-1 applies to our fiscal years beginning on January 1, 2009 and requires retrospective application to all periods presented with early adoption prohibited.  The Company does not expect the adoption of APB 14-1 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  SFAS 141(R) is effective for all transactions entered into on or after January 1, 2009.  The impact of the adoption of this standard will be dependent on levels of costs incurred to effect future acquisitions.  These costs will now be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent are clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective on January 1, 2009.  The Company is currently assessing the impacts on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This statement became effective on January 1, 2008.  The Company did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by acquisition activities in 2008 and 2007 as listed below. At December 31, 2008 and 2007, the Company owned 387 and 409 self-storage facilities and related assets, respectively.

•                  In 2008, one self-storage facility was acquired for approximately $13.3 million (the “2008 Acquisition”).

•                  In 2008, 23 self-storage facilities were sold for approximately $62.0 million (the “2008 Dispositions”).

•                  In 2007, 17 self-storage facilities were acquired for approximately $140.5 million (the “2007 Acquisitions”).

•                  In 2007, five self-storage facilities were sold for approximately $19.2 million (the “2007 Dispositions”).

A comparison of net income (loss) for the years ended December 31, 2008 and 2007 is as follows:

	For the year ended December 31,
	2008	2007
	(in thousands)
REVENUES
Rental income	$219,917	$203,036
Other property related income	16,483	16,081
Other - related party	—	365
Total revenues	236,400	219,482
OPERATING EXPENSES
Property operating expenses	99,182	92,771
Property operating expenses - related party	—	59
Depreciation and amortization	77,580	68,424
Lease abandonment	—	1,316
General and administrative	24,964	21,966
General and administrative - related party	—	337
Total operating expenses	201,726	184,873
OPERATING INCOME	34,674	34,609
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(52,014)	(54,108)
Loan procurement amortization expense	(1,929)	(1,772)
Interest income	153	401
Other	94	118
Total other expense	(53,696)	(55,361)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(19,022)	(20,752)
MINORITY INTERESTS	1,482	1,704
NET LOSS FROM CONTINUING OPERATIONS	(17,540)	(19,048)
DISCONTINUED OPERATIONS
Income from operations	2,404	3,988
Gain on disposition of discontinued operations	19,720	2,517
Minority interest attributable to discontinued operations	(1,792)	(534)
Income from discontinued operations	20,332	5,971
NET INCOME (LOSS)	$2,792	$(13,077)

Total Revenues

Rental income increased from $203.0 million in 2007 to $219.9 million in 2008, an increase of $16.9 million, or 8%. This increase is primarily attributable to (i) additional rental income from the 2008 Acquisition of $1.2 million, (ii) a full year contribution from the 2007 Acquisitions resulting in additional rental income of $7.5 million, and (iii) an increase in rental income from our pool of same-store facilities of approximately $8.3 million resulting from rate increases and an increase in realized rent per occupied square foot of 3.9% during the 2008 period as compared to the 2007 period.

Other property related income increased from $16.1 million in 2007 to $16.5 million in 2008, an increase of $0.4 million, or 2%.  This increase is primarily attributable to increased administrative fees across the portfolio of storage facilities during 2008 as compared to 2007.

Other — related party decreased from $0.4 million in 2007 to $0 in 2008 due to a decrease in third party management fee income pursuant to the termination of the Rising Tide property management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including property operating expenses — related party, increased from $92.8 million in 2007 to $99.2 million in 2008, an increase of $6.4 million, or 7%. This increase is primarily attributable to (i) additional operating expenses from the 2008 Acquisition of $0.5 million, (ii) a full year contribution from the 2007 Acquisitions resulting in additional operating expenses of $3.3 million, and (iii) an increase in operating expenses from our pool of same-store facilities of approximately $1.6 million.  The increase in our same-store facilities’ operating expenses in 2008 as compared to 2007 primarily relates to increased marketing and utility expenses of $0.6 million and $0.6 million, respectively.

Depreciation and amortization increased from $68.4 million in 2007 to $77.6 million in 2008, an increase of $9.2 million, or 13%. The increase is attributable to additional depreciation expense of $1.8 million related to the 2008 Acquisition and a full year of depreciation expense related to the 2007 Acquisitions in the 2008 period as compared to the 2007 period, an increase from our pool of same-store facilities of approximately $1.4 million, and additional intangible amortization expense of $5.5 million related to the 2008 Acquisition and 2007 Acquisitions in the 2008 period as compared to the 2007 period.

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

General and administrative expenses, including General and administrative expenses — related party increased from $22.3 million in 2007 to $25.0 million in 2008, an increase of $2.7 million, or 12%.  The increase is primarily attributable to (i) approximately $1.1 million of due diligence costs that were written off during the 2008 period (ii) $0.9 million of increased amortization of equity compensation during the 2008 period as compared to the 2007 period and (iii) $2.1 million of severance related costs incurred during the 2008 period, offset by $1.2 million of non-recurring legal costs incurred during the 2007 period.  Excluding the 2008 charges for due diligence and severance costs, reduced by the non-recurring charge for legal costs in 2007, general and administrative expenses increased by approximately $0.7 million, or approximately 3%.

Total Other Income (Expenses)

Interest expense decreased from $54.1 million in the 2007 period to $52.0 million in the 2008 period, a decrease of $2.1 million, or 4%. Although the Company incurred additional debt to finance certain 2007 and 2008 acquisitions, lower interest rates on unsecured debt and loan repayments during the 2008 period as compared to the 2007 period resulted in an overall decrease in interest expense during 2008 as compared to 2007.

Loan procurement amortization expense increased from $1.8 million in the 2007 period to $1.9 million in the 2008 period, an increase of $0.1 million, or 6%.  The increase is attributable to additional costs incurred in relation to the secured term loan entered into in April 2008 and the related amortization of those costs in the 2008 period as compared to no similar amortization in the 2007 period.

Interest income decreased to $0.2 million in the 2008 period from $0.4 million in the 2007 period. This decrease is primarily attributable to lower interest rates earned on daily operating cash during the 2008 period as compared to the 2007 period.

Discontinued Operations

Gains on disposition of discontinued operations increased from $2.5 million in the 2007 period to $19.7 million in the 2008 period, an increase of $17.2 million, as a result of the sale of five assets during the 2007 period as compared to 23 assets sold during the 2008 period.

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

•                  In 2007, 17 self-storage facilities were acquired for approximately $140.5 million (the “2007 Acquisitions”).

•                  In 2007, five self-storage facilities were sold for approximately $19.2 million (the “2007 Dispositions”).

•                  In 2006, 60 self-storage facilities were acquired for approximately $362.4 million (the “2006 Acquisitions”).

A comparison of net loss for the years ended December 31, 2007 and 2006 is as follows:

	For the year ended December 31,
	2007	2006
	(in thousands)
REVENUES
Rental income	$203,036	$186,088
Other property related income	16,081	14,101
Other - related party	365	457
Total revenues	219,482	200,646
OPERATING EXPENSES
Property operating expenses	92,771	81,551
Property operating expenses - related party	59	69
Depreciation and amortization	68,424	62,401
Asset write-off	—	305
Lease abandonment	1,316	—
General and administrative	21,966	21,675
General and administrative - related party	337	613
Total operating expenses	184,873	166,614
OPERATING INCOME	34,609	34,032
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(54,108)	(45,628)
Loan procurement amortization expense	(1,772)	(1,972)
Write-off of loan procurement cost due to early extinguishment of debt	—	(1,907)
Interest income	401	1,336
Other	118	191
Total other expense	(55,361)	(47,980)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(20,752)	(13,948)
MINORITY INTERESTS	1,704	424
NET LOSS FROM CONTINUING OPERATIONS	(19,048)	(13,524)
DISCONTINUED OPERATIONS
Income from operations	3,988	4,624
Gain on disposition of discontinued operations	2,517	—
Minority interest attributable to discontinued operations	(534)	349
Income from discontinued operations	5,971	4,973
NET LOSS	$(13,077)	$(8,551)

Total Revenues

Rental income increased from $186.1 million in 2006 to $203.0 million in 2007, an increase of $16.9 million, or 9%. This increase is primarily attributable to (i) additional rental income from the 2007 Acquisitions, (ii) a full year contribution from the 2006 Acquisitions, and (iii) an increase in rental income from our pool of same-store facilities of approximately $3.0 million resulting from a 50 basis point increase in average occupancy and 130 basis point increase in realized annual rent per occupied square foot in 2007 as compared to 2006.

Other property related income increased from $14.1 million in 2006 to $16.1 million in 2007, an increase of $2.0 million, or 14%. This increase is primarily attributable to the other property income from the 2007 Acquisitions and a full year contribution from the 2006 Acquisitions.

Other — related party decreased from $0.5 million in 2006 to $0.4 million, a decrease of $0.1 million, or 20%, due to a decrease in third party management fee income pursuant to the termination of the Rising Tide property management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including property operating expenses — related party, increased from $81.6 million in 2006 to $92.8 million in 2007, an increase of $11.2 million, or 14%. This increase is primarily attributable to (i) additional operating expenses from the 2007 Acquisitions, (ii) a full year of operating expenses from the 2006 Acquisitions, and (iii) an increase in repair and maintenance expenses of $1.2 million from our pool of same-store facilities.

Depreciation and amortization increased from $62.4 million in 2006 to $68.4 million in 2007, an increase of $6.0 million, or 10%. The increase is primarily attributable to additional depreciation expense related to the 2007 Acquisitions and a full year of depreciation expense related to the 2006 Acquisitions.

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

General and administrative expenses, including General and administrative expenses — related party, remained unchanged at $22.3 million.  The 2006 period includes approximately $2.7 million of severance costs related to a Company restructuring of certain management positions; the 2007 period includes approximately $1.2 million of non-recurring legal and professional costs associated with the litigation and related settlement with the Amsdell Family.

Total Other Income (Expenses)

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

Discontinued Operations

Gains on disposition of discontinued operations increased from $0 in the 2006 period to $2.5 million in the 2007 period, an increase of $2.5 million, as a result of the sale of five assets during the 2007 period as compared to no similar activity in the 2006 period.

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

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

The following table provides information pertaining to our Same-Store portfolio for 2008 and 2007:

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/
	2008	2007	(Decrease)	Change	2008	2007	2008	2007	2008	2007	(Decrease)	Change
REVENUES:
Rental income	$205,605	$197,262	$8,343	4%	$14,312	$5,774	$—	$—	$219,917	$203,036	$16,881	8%
Other property related income	15,362	15,186	176	1%	1,121	895	—	—	16,483	16,081	402	2%
Other - related party	—	—	—	—	—	365	—	—	—	365	(365)	-100%
Total revenues	220,967	212,448	8,519	4%	15,433	7,034	—	—	236,400	219,482	16,918	8%

OPERATING EXPENSES:
Property operating expenses	84,323	82,681	1,642	2%	7,352	2,892	7,507	7,198	99,182	92,771	6,411	7%
Property operating expenses - related party	—	—	—	—	—	—	—	59	—	59	(59)	-100%
Subtotal	84,323	82,681	1,642	2%	7,352	2,892	7,507	7,257	99,182	92,830	6,352	7%

NET OPERATING INCOME:	136,644	129,767	6,877	5%	8,081	4,142	(7,507)	(7,257)	137,218	126,652	10,566	8%
											—
Depreciation and amortization									77,580	68,424	9,156	13%
Lease abondonment charge									—	1,316	(1,316)	—
General and administrative									24,964	21,966	2,998	14%
General and administrative - related party									—	337	(337)	-100%
Subtotal									102,544	92,043	10,501	11%

Operating income (loss)									34,674	34,609	65	0%

Other Income (Expense):
Interest:
Interest expense on loans									(52,014)	(54,108)	2,094	-4%
Loan procurement amortization expense									(1,929)	(1,772)	(157)	9%
Interest income									153	401	(248)	-62%
Other									94	118	(24)	-20%
Total other expense									(53,696)	(55,361)	1,665	-3%

LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS									(19,022)	(20,752)	1,730	-8%

MINORITY INTERESTS									1,482	1,704	(222)	-13%

LOSS FROM CONTINUING OPERATIONS									(17,540)	(19,048)	1,508	-8%
DISCONTINUED OPERATIONS
Income from operations									2,404	3,988	(1,584)	-40%
Net gain on disposition of discontinued operations									19,720	2,517	17,203	683%
Minority interest attributable to discontinued operations									(1,792)	(534)	(1,258)	236%
Income from discontinued operations									20,332	5,971	14,361	241%

NET INCOME (LOSS)									$2,792	$(13,077)	$15,869	-121%

Same-store revenues increased from $197.3 million in the 2007 period to $205.6 million in the 2008 period, an increase of $8.3 million, or 4%.   This increase is primarily attributable to an increase in realized rent per occupied square foot of 3.9% during the 2008 period as compared to the 2007 period.  Same-store property operating expenses increased from $82.7 million in 2007 to $84.3 million in 2008, an increase of $1.6 million, or 2%.  The increase in our same-store facilities’ operating expenses in the 2008 period as compared to the 2007 period primarily relates to increased marketing expenses and utility expenses of $0.6 million and $0.6 million, respectively.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, minority interest, other, depreciation and amortization, lease abandonment charge, general and administrative, and general and administrative - related party; and deducting from net income: income from discontinued operations, gains on sale of self-storage facilities, other, and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

A comparison of cash flow provided by operating, investing and financing activities for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2008	2007	Change
	(in thousands)
Operating activities	$67,012	$62,874	$4,138
Investing activities	$27,177	$(153,576)	$180,753
Financing activities	$(94,962)	$75,503	$(170,465)

Cash provided by operations increased from $62.9 million in 2007 to $67.0 million in 2008, an increase of $4.1 million, or 7%. The increase is primarily attributable to (i) 2008 net income of $2.8 million as compared to net losses of $13.1 million in 2007, (ii) additional depreciation and amortization expense of $7.9 million in the 2008 period as compared to the 2007 period related to the 2008 Acquisition and a full year the 2007 Acquisitions, and (iii) an increase of $4.2 million in the change in other assets during the 2008 period as compared to the 2007 period as a result of the timing of certain payments, offset by (a) increased gains on dispositions of $17.4 million in the 2008 period as compared to the 2007 period due to 23 dispositions during the 2008 period as compared to five dispositions during the 2007 period and (b) a decrease of $6.7 million in the change in accounts payable and accrued expenses during the 2008 period as compared to the 2007 period as a result of the timing of certain payments.

Cash used in or provided by investing activities changed from a use of $153.6 million in 2007 to proceeds of $27.2 million in 2008, a change of $180.8 million. The change in cash related to investing activities is primarily attributable to (i) higher acquisition activity in the 2007 period (17 facilities for an aggregate purchase price of $140.5 million) relative to the 2008 period (one facility for an aggregate purchase price of $13.3 million), (ii) higher capital improvement activity in the 2007 period ($29.3 million in the 2007 period compared to $16.0 million in the 2008 period), (iii) proceeds from dispositions during 2008 of $56.9 million compared to proceeds from dispositions during 2007 of $17.9 million, (iv) insurance settlements of $1.5 million in 2008 compared to $0 in 2007, and (v) a decrease in the change in restricted cash of $1.3 million in the 2008 period as compared to the 2007 period.

Cash used in or provided by financing activities changed from proceeds of $75.5 million in 2007 to a use of $95.0 million in 2008, a change of $170.5 million. The change is primarily attributable to net borrowings of $148.4 million during the 2007 period as compared to net principal payments of $50.0 million in the 2008 period and a decrease in the dividends paid during 2008 to $0.72 per share from $1.16 per share in 2007, which reduced distributions paid to shareholders and minority partners by $27.5 million during the 2008 period as compared to the 2007 period.

Comparison of the Year Ended December 31, 2007 to the Year Ended December 31, 2006

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2007 and 2006 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2008	2007	Change
	(in thousands)
Operating activities	$62,874	$64,567	$(1,693)
Investing activities	$(153,576)	$(248,047)	$94,471
Financing activities	$75,503	$104,297	$(28,794)

Cash provided by operations decreased from $64.6 million in 2006 to $62.9 million in 2007, a decrease of $1.7 million, or 3%. The decrease is primarily attributable to the increase in certain prepaid assets, which is a result of the timing of certain expenditures.

Cash used in investing activities decreased from $248.0 million in 2006 to $153.6 million in 2007, a decrease of $94.4 million, or 38%. The decrease in cash used in investing activities is primarily attributable to $349.8 million used to fund the 2006 Acquisitions offset by the $140.5 million used to fund the 2007 Acquisitions.  Additionally, the net proceeds from sales of marketable securities in 2006 resulted in $95.1 million while the property dispositions in 2007 provided $18.0 million.

Cash provided by financing activities decreased from $104.3 million in 2006 to $75.5 million in 2007, a decrease of $28.8 million, or 28%. This decrease is primarily attributable to the net debt assumed during 2006 of $176.4 million as compared to the net debt assumed during 2007 of $150.6 million.  This fluctuation is a result of the 2006 Acquisition activity.

Liquidity and Capital Resources

As of December 31, 2008, we had approximately $3.7 million in available cash and cash equivalents. In addition, we had approximately $78.0 million of available borrowings under our revolving credit facility.

In November 2006, we and our Operating Partnership entered into a three-year, $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving credit facility. The facility consists of a $200 million unsecured term loan and a $250 million revolving credit facility.  The facility has a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 termination date.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million. The term loans have a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  The Company currently intends to exercise these extension options prior to the November 20, 2009 termination date.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin.  The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of December 31, 2008, there were two secured term loans outstanding totaling $57.4 million.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.  At December 31, 2008, the outstanding term loans had an interest rate of 2.05%.  Financial covenants for the secured term loans are identical to the financial covenants for the unsecured credit facility described above.

Our ability to borrow and to exercise our option to extend the termination date under this credit facility and secured term loan will be subject to our ongoing compliance with the following financial covenants, among others:

•         Maximum total indebtedness to total asset value of 65%;

•         Minimum interest coverage ratio of 2.0:1.0;

•         Minimum fixed charge coverage ratio of 1.6:1.0; and

•         Minimum tangible net worth of $673.2 million plus 75% of net proceeds from future equity issuances.

We are currently in compliance with all of our covenants and anticipate being in compliance with all of our covenants through the duration of the term of the credit facility and secured term loan, including the extension period through November 20, 2010.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At December 31, 2008, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum and on $25 million of borrowings at 2.3400% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  In April 2008, the Company entered into an interest rate swap agreement for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 20, 2009.  The notional amount at December 31, 2008 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.  The Company is exposed to the potential risk of counterparty default or non-payment with respect to its interest rate swap agreements, in which event the Company could suffer a material loss on the value of those agreements; however, the Company does not currently believe that its counterparties on its swap agreements are likely to default or not perform their obligations under those agreements.

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space from us at our facilities. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the facilities in which we invest — self-storage facilities — are less sensitive than other real estate product types to current near-term economic downturns. However, prolonged economic downturns will adversely affect cash flow from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly.  We expect such recurring capital expenditures in 2009 to be approximately $7 million to $9 million.  In addition, our currently scheduled principal payments on debt are approximately $524 million in 2009 and $113 million in 2010.

Although recent credit-market disruptions have significantly affected our near term ability to obtain additional capital, we expect to meet our 2009 liquidity needs of $7 million to $9 million of recurring capital expenditures and $524 million of schedule principal payments, which includes approximately $95.0 million of required principal payments related to mortgage loans and notes payable, by (i) exercising our option to extend the termination date of the credit facility and secured term loans from November 20, 2009 to November 20, 2010, resulting in deferring $429 million of principal payments to 2010 from 2009, (ii) borrowing $78 million under our credit facility, and (iii) generating cash from operations in excess of the remaining liquidity needs.

We are also focused on addressing our 2010 liquidity needs.  We anticipate meeting our 2010 liquidity needs through a combination of the following activities: cash generated from operations, proceeds from additional mortgage debt, the issuance of public equity or debt instruments, the pursuit of joint ventures, and future sales of existing properties.  Additionally, we are discussing the potential to extend and/or rework the terms of the current agreements with our unsecured lenders.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe the sources of capital described above are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2010 consist primarily of funds necessary to fund: (i) repayment of indebtedness at maturity; (ii) non-recurring capital expenditures; (iii) redevelopment of operating facilities; (iv) acquisitions of additional facilities; and (v) development of new facilities. In addition, certain of our mortgages will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”  We do not expect that we will have sufficient funds on hand to cover these long-term cash requirements. We will have to satisfy our needs through either additional borrowings, including borrowings under a new or revised revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

Notwithstanding the discussion above, we believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. In addition, the current dislocation in the United States debt markets has significantly reduced the availability and increased the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the foreseeable future.  Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Other Material Changes in Financial Position

	December 31,		Increase
	2008	2007	(decrease)
	(in thousands)
Selected Assets
Storage facilities — net	$1,559,958	$1,647,118	$(87,160)

Selected Liabilities
Revolving credit facility	$172,000	$219,000	$(47,000)
Secured term loan	$57,419	$47,444	$9,975
Distributions payable	$1,572	$11,300	$(9,728)

Storage facilities decreased $87.2 million during 2008 primarily as a result of $72.7 million of depreciation recognized during 2008, $40.3 million related to the 2008 Dispositions, and $2.4 million related to the held for sale property, offset by $13 million related to fixed asset additions and $14.2 million related to the 2008 Acquisition.

Our revolving credit facility decreased $47.0 million as a result of multiple paydowns related to proceeds from the 2008 Dispositions, and the secured term loan increased $10.0 million as a result of the 2008 Acquisition.  Distributions payable decreased as a reduction in the quarterly dividends declared from $0.18 per share in the fourth quarter of 2007 to $0.025 per share in the fourth quarter of 2008.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2008 (in thousands):

	Payments Due by Period
	Total	2009	2010	2011	2012	2013	2014 and thereafter
Mortgage loans and notes payable (a)	$547,391	$94,511	$112,730	$88,565	$161,381	$21,759	$68,445
Revolving credit facility, unsecured term loan and secured term loans (b)	429,419	429,419	—	—	—	—	—
Interest payments (c)	91,356	29,037	23,867	15,871	11,100	4,890	6,591
Ground leases and third party office lease	856	159	149	149	149	149	101
Related party office leases	2,854	453	453	475	475	499	499
Software contracts	350	350	—	—	—	—	—
Employment contracts	2,265	1,245	1,020	—	—	—	—
	$1,074,491	$555,174	$138,219	$105,060	$173,105	$27,297	$75,636

(a)  Amounts do not include unamortized discounts/premiums.

(b)  The Company has the option to extend the termination date from November 20, 2009 to November 20, 2010 provided we pay an extension fee of 15 basis points, or $761,000, and are not in default under the facility.

(c)  Interest on variable rate debt calculated using LIBOR of 2.00%.

We expect that the contractual obligations owed in 2009 will be satisfied by a combination of cash generated from operations, the exercise of option extensions on the revolving credit facility and secured term loans and from draws on the revolving credit facility.

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.

Market Risk

Our investment policy relating to cash and cash equivalents is to preserve principal and liquidity while maximizing the return through investment of available funds.  We did not hold any auction rate securities at December 31, 2007 or December 31, 2008.

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

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2008, our consolidated debt consisted of $548.1 million in fixed rate loans payable and variable rate loans totaling $429.4 million, consisting of $172.0 million borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $57.4 million in variable rate secured loans.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.8 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.9 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $14.1 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $14.6 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial statements required by this item appear with an Index to Financial Statements and Schedules, starting on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal year, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

We have adopted a Code of Ethics, which is available on our website at www.ustoreit.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2009 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Meetings and Committees of the Board of Trustees.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2008.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	3,311,099	(1)	$13.84	(2)	2,754,544
Equity compensation plans not approved by shareholders	—		—		—
Total	3,311,099		$13.84		2,754,544

(1)

Excludes 292,672 shares subject to outstanding restricted share unit awards, and 14,429 shares subject to deferred shares credited to the account of our Trustees in the U- Store-It Trust Deferred Trustees Plan.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Audit Committee Matters - Fees Paid to Our Independent Auditor” and “Audit Committee Pre-Approval Policies and Procedures.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1.  Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report.

2.  Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

3.  Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b) Exhibits.  The following documents are filed as exhibits to this report:

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2*	Second Amended and Restated Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed on November 10, 2008.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, File No. 333-117848.

10.1*

Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*

First Amendment to Credit Agreement, dated as of April 13, 2008, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Bank National Association, as administrative agent and the financial institutions a party thereto, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2008.

10.3*

Guarantor Acknowledgement, dated as of April 13, 2008, executed on behalf of U-Store-It Trust, U-Store-It Mini Warehouse Co., YSI Management LLC and YSI RT LLC, as guarantors, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 9, 2008.

10.4*

Amended and Restated Term Note with respect to the Credit Agreement, dated as of April 3, 2008, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on form 10-Q, filed on May 9, 2008.

10.5*

Credit Agreement, dated as of September 14, 2007, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Capital Markets, LLC, as lead arranger and book manager, Wachovia Bank, National Association, as administrative agent and the financial institutions initially signatory thereto and their assignees, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.6*

Form of Term Note with respect to the Credit Agreement, dated as of September 14, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.7*

Form of Guaranty with respect to the Credit Agreement, dated as of September 14, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.8*

Form of Pledge Agreement with respect to the Credit Agreement, dated as of September 14, 2007, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on September 14, 2007.

10.9*

First Amendment to Credit Agreement, dated as of June 12, 2007, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Bank, National Association, as agent and each of the financial institutions party thereto, as lenders, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2007.

10.10*

Alternate Currency Note, dated as of June 12, 2007, executed on behalf of U-Store-It, L.P. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2007.

10.11*

Guarantor Acknowledgment, dated as of June 12, 2007, executed on behalf of U-Store-It, Trust, U-Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 9, 2007.

10.12*

Credit Agreement, dated as of November 21, 2006, by and among U-Store-It, L.P., as borrower, U-Store-It Trust, as parent, Wachovia Capital Markets, LLC and Keybanc Capital Markets, as joint lead arrangers, Wachovia Capital Markets, LLC, as book manager, Wachovia Bank, National Association, as administrative agent, Keybank National Association, as syndication agent, Bank of America, N.A., SunTrust Bank, and Wells Fargo Bank, National Association, each as documentation agent, and the financial institutions initial signatory thereto and their assignees, as lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.13*

Guaranty, dated as of November 21, 2006, executed on behalf of U-Store-It Trust, U-Store-It Mini Warehouse Co., and YSI Management LLC, as guarantors, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.14*	Form of Term Note, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.15*	Form of Revolving Note, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 28, 2006.

10.16*	Form of Swingline Note, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on November 28, 2006.

10.17*

Form of Security Interest regarding fixed rate mortgage loan between YSI XX LP and Transamerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.18*

Secured Promissory Note, dated November 1, 2005, between YSI XX LP and Transamerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.19*

Loan Agreement, dated August 4, 2005, by and between YASKY LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.

10.20*

Loan Agreement, dated July 19, 2005, by and between YSI VI LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.

10.21*

Loan Agreement, dated as of October 27, 2004, by and between YSI I LLC and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.22*

Loan Agreement, dated as of October 27, 2004, by and between YSI II LLC and Lehman Brothers Holdings Inc. d/b/a Lehman Capital, a division of Lehman Brothers Holdings Inc., incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.23*

Loan Agreement, dated as of October 27, 2004, by and between YSI III LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.24*

Standstill Agreement, by and among, U-Store-It Trust, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.25*

Settlement Agreement and Mutual Release, by and among U-Store-It Trust, U-Store-It, L.P., YSI Management LLC, U-Store-It Mini Warehouse Co., U-Store-It Development, LLC, Dean Jernigan, Kathleen A. Weigand, Robert J. Amsdell, Barry L. Amsdell, Todd C. Amsdell, Kyle V. Amsdell, Rising Tide Development LLC, and Amsdell and Amsdell, dated August 6, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.26*

Purchase and Sale Agreement, by and between U-Store-It, L.P. and Rising Tide Development, LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.27*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated March 29, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.28*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.29*	First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.6 to the

Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.30*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.31*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.32*

Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.33*

Lease, dated June 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.34*

Lease, dated June 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.35*

Option Termination Agreement, by and between U-Store-It, L.P. and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.36*

Property Management Termination Agreement, by and among U-Store-It Trust, YSI Management LLC, and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.37*

Marketing and Ancillary Services Termination Agreement, by and among U-Store-It Trust, U-Store-It Mini Warehouse Co., and Rising Tide Development LLC, dated August 6, 2007, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.38†	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Dean Jernigan, filed herewith.

10.39†	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Christopher P. Marr, filed herewith.

10.40†	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Timothy M. Martin, filed herewith.

10.41†	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Stephen R. Nichols, filed herewith.

10.42†	Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Kathleen A. Weigand, filed herewith.

10.43*†

Indemnification Agreement, dated as of January 25, 2008, by and among U-Store-It Trust, U-Store-It, L.P. and Daniel B. Hurwitz, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed on February 29, 2008.

10.44*†

Indemnification Agreement, dated as of March 22, 2007, by and among U-Store-It Trust, U-Store-It, L.P. and Marianne M. Keler, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.45*†

Indemnification Agreement, dated as of December 11, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Timothy M. Martin, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007.

10.46*†

Indemnification Agreement, dated as of July 10, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Stephen R. Nichols, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 10, 2006.

10.47*†	Indemnification Agreement, dated June 5, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and

Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.48*†

Indemnification Agreement, dated as of April 24, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Dean Jernigan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2006

10.49*†

Indemnification Agreement, dated as of February 24, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Kathleen A. Weigand, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 1, 2006.

10.50*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.51*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.52*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.53*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.54*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Thomas A. Commes, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.55*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.56*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.57*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.58*†

Noncompetition Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007.

10.59*†

Noncompetition Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 10, 2006.

10.60*†

Noncompetition Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.61*†

Noncompetition Agreement, dated as of April 24, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.62*†

Schedule of Compensation for Non-Employee Trustees of U-Store-It Trust, effective May 8, 2007, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.63*†	Deferred Share Agreement, dated as of February 21, 2006, by and between U-Store-It Trust and Kathleen A. Weigand, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on

Form 8-K, filed on March 1, 2006.

10.64*†

Nonqualified Share Option Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A, filed on July 13, 2006.

10.65*†

Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 8, 2006.

10.66*†

Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.67*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K, filed on February 29, 2008.

10.68*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.69*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.70*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.71*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.72*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.73*†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.74*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.75*†

Restricted Share Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.88 to the Company’s Annual Report on Form 10-K, filed on March 16, 2007.

10.76*†

Restricted Share Agreement, dated as of July 10, 2006, by and between U-Store-It Trust and Stephen R. Nichols, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed July 10, 2006.

10.77*†

Restricted Share Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed August 8, 2006.

10.78†	U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated as of December 11, 2008, filed herewith.

10.79†	U-Store-It Trust Executive Deferred Compensation Plan, amended and restated as of December 11, 2008, filed herewith.

10.80*†	U-Store-It Trust Deferred Trustees Plan, incorporated by reference to Exhibit 10.1 to the Company’s

Current Report on Form 8-K, filed on June 6, 2005.

10.81*†	2007 Equity Incentive Plan of U-Store-It Trust, effective as of May 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 10, 2007.

10.82*†	2004 Equity Incentive Plan of U-Store-It Trust, effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

10.83†	Indemnification Agreement, dated as of February 26, 2009, by and among U-Store-It Trust, U-Store-It, L.P. and Jeffrey Foster, filed herewith.

10.84†	Severance and General Release Agreement dated February 10, 2009 by and between U-Store-It Trust and Kathleen Weigand, filed herewith

10.85†	Severance and General Release Agreement dated December 31, 2008 by and between U-Store-It Trust and Steve Nichols, filed herewith

21.1	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-STORE-IT TRUST

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: March 2, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	March 2, 2009
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer	March 2, 2009
Dean Jernigan	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	March 2, 2009
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ C.E. Andrews	Trustee	March 2, 2009
C.E. Andrews

/s/ John C. Dannemiller	Trustee	March 2, 2009
John C. Dannemiller

/s/ Harold S. Haller	Trustee	March 2, 2009
Harold S. Haller

/s/ Daniel B. Hurwitz	Trustee	March 2, 2009
Daniel B. Hurwitz

/s/ Marianne M. Keler	Trustee	March 2, 2009
Marianne M. Keler

/s/ David J. LaRue	Trustee	March 2, 2009
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

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that appears herein.

March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Wayne, Pennsylvania

We have audited the internal control over financial reporting of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, cash flows, and financial statement schedule as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Wayne, Pennsylvania

We have audited the accompanying consolidated balance sheets of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U-Store-It Trust and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania
March 2, 2009

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2008	December 31, 2007

ASSETS
Storage facilities	$1,888,123	$1,916,396
Less: Accumulated depreciation	(328,165)	(269,278)
Storage facilities, net	1,559,958	1,647,118
Cash and cash equivalents	3,744	4,517
Restricted cash	16,217	15,818
Loan procurement costs - net of amortization	4,453	6,108
Assets held for sale	2,378	—
Other assets, net	10,909	14,270
Total assets	$1,597,659	$1,687,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Revolving credit facility	$172,000	$219,000
Unsecured term loan	200,000	200,000
Secured term loan	57,419	47,444
Mortgage loans and notes payable	548,085	561,057
Accounts payable, accrued expenses and other liabilities	39,410	33,623
Due to related parties	—	110
Distributions payable	1,572	11,300
Deferred revenue	9,725	10,148
Security deposits	472	548
Other liabilities held for sale	22	—
Total liabilities	1,028,705	1,083,230

Minority interests, including unitholders in the Operating Partnership	46,026	48,982

Commitments and contingencies

Shareholders’ Equity
Common shares $.01 par value, 200,000,000 shares authorized, 57,623,491 and 57,577,232 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	576	576
Additional paid in capital	801,029	797,940
Accumulated other comprehensive loss	(7,553)	(1,664)
Accumulated deficit	(271,124)	(241,233)
Total shareholders’ equity	522,928	555,619
Total liabilities and shareholders’ equity	$1,597,659	$1,687,831

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
OPERATIONS

	For the year ended December 31,
	2008	2007	2006
	(Dollars and shares in thousands, except per share data)

REVENUES
Rental income	$219,917	$203,036	$186,088
Other property related income	16,483	16,081	14,101
Other - related party	—	365	457
Total revenues	236,400	219,482	200,646
OPERATING EXPENSES
Property operating expenses	99,182	92,771	81,551
Property operating expenses - related party	—	59	69
Depreciation and amortization	77,580	68,424	62,401
Asset write-off	—	—	305
Lease abandonment	—	1,316	—
General and administrative	24,964	21,966	21,675
General and administrative - related party	—	337	613
Total operating expenses	201,726	184,873	166,614
OPERATING INCOME	34,674	34,609	34,032
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(52,014)	(54,108)	(45,628)
Loan procurement amortization expense	(1,929)	(1,772)	(1,972)
Write-off of loan procurement cost due to early extinguishment of debt	—	—	(1,907)
Interest income	153	401	1,336
Other	94	118	191
Total other expense	(53,696)	(55,361)	(47,980)
LOSS FROM CONTINUING OPERATIONS BEFORE MINORITY INTERESTS	(19,022)	(20,752)	(13,948)
MINORITY INTERESTS	1,482	1,704	424
LOSS FROM CONTINUING OPERATIONS	(17,540)	(19,048)	(13,524)
DISCONTINUED OPERATIONS
Income from operations	2,404	3,988	4,624
Gain on disposition of discontinued operations	19,720	2,517	—
Minority interest attributable to discontinued operations	(1,792)	(534)	349
Income from discontinued operations	20,332	5,971	4,973
NET INCOME (LOSS)	$2,792	$(13,077)	$(8,551)

Basic and diluted loss per share from continuing operations	$(0.30)	$(0.33)	$(0.24)
Basic and diluted earnings per share from discontinued operations	$0.35	$0.11	$0.09
Basic and diluted earnings (loss) per share	$0.05	$(0.22)	$(0.15)

Weighted-average basic shares outstanding	57,621	57,497	57,287
Weighted-average diluted shares outstanding	57,621	57,497	57,287

Distributions declared per common share and unit	$0.565	$1.05	$1.16

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands)

				Accumulated
	Common Shares		Additional Paid in	Other Comprehensive	Accumulated
	Number	Amount	Capital	Loss	Deficit	Total

Balance at December 31, 2005	57,010	$570	$790,372	$—	$(92,473)	$698,469
Issuance of restricted shares	139	1				1
Proceeds from option exercise	186	2	2,985			2,987
Amortization of restricted shares			649			649
Share compensation expense			444			444
Issuance of trustee deferred shares			176			176
Adjustment for minority interest in operating partnership			6			6
Net loss					(8,551)	(8,551)
Distributions					(66,688)	(66,688)
Balance at December 31, 2006	57,335	$573	$794,632	$—	$(167,712)	$627,493
Issuance of restricted shares	123	2				2
Conversion from units to shares	119	1				1
Amortization of restricted shares			972			972
Share compensation expense			867			867
Adjustment for minority interest in operating partnership			1,469			1,469
Net loss					(13,077)	(13,077)
Other comprehensive loss:
Unrealized loss on interest rate swap				(1,545)		(1,545)
Unrealized loss on foreign currency translation				(119)		(119)
Distributions					(60,444)	(60,444)
Balance at December 31, 2007	57,577	$576	$797,940	$(1,664)	$(241,233)	$555,619
Issuance of restricted shares	46					—
Conversion from units to shares						—
Amortization of restricted shares			1,297			1,297
Share compensation expense			1,425			1,425
Adjustment for minority interest in operating partnership			367			367
Net income					2,792	2,792
Other comprehensive loss:
Unrealized loss on interest rate swap				(4,608)		(4,608)
Unrealized loss on foreign currency translation				(1,281)		(1,281)
Distributions					(32,683)	(32,683)
Balance at December 31, 2008	57,623	$576	$801,029	$(7,553)	$(271,124)	$522,928

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2008	2007	2006

Cash Flows From Operating Activities
Net income (loss)	$2,792	$(13,077)	$(8,551)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	80,132	72,218	66,727
Asset write-off	—	—	305
Lease abandonment charge	—	1,316	—
Gain on disposition of discontinued operations	(19,720)	(2,311)	—
Equity compensation expense	2,722	1,840	1,272
Accretion of fair market value of debt	(446)	(367)	(692)
Early extinguishment of debt	—	—	1,907
Minority interests	310	(995)	(773)
Changes in other operating accounts:
Other assets	1,425	(2,756)	(350)
Accounts payable and accrued expenses	(7)	6,660	5,733
Other liabilities	(196)	346	(1,011)
Net cash provided by operating activities	$67,012	$62,874	$64,567

Cash Flows From Investing Activities
Acquisitions, additions and improvements to storage facilities	(30,738)	(48,014)	(312,352)
Acquisitions, additions and improvements to storage facilities - related party	—	(121,805)	(37,414)
Proceeds from sales of properties	56,867	17,935	42
Proceeds from sales of marketable securities	—	—	114,170
Investment in marketable securities	—	—	(19,000)
Insurance settlements	1,447	—	1,712
Decrease (increase) in restricted cash	(399)	(1,692)	4,795
Net cash provided by (used in) investing activities	$27,177	$(153,576)	$(248,047)

Cash Flows From Financing Activities
Proceeds from:
Revolving credit facility	57,300	156,500	331,000
Unsecured term loan	—	—	200,000
Secured term loan	9,975	47,444	—
Mortgage loans and notes payable	—	4,651	—
Short-term financing	—	—	80,000
Principal payments on:
Revolving credit facility	(104,300)	(28,000)	(240,500)
Mortgage loans and notes payable	(12,526)	(32,157)	(114,111)
Short term financing	—	—	(80,000)
Capital lease obligations	—	—	(39)
Distributions paid to shareholders	(41,621)	(66,816)	(66,623)
Distributions paid to minority partners	(3,656)	(5,975)	(6,017)
Loan procurement costs	(134)	(144)	(2,398)
Proceeds from exercise of stock options	—	—	2,985
Net cash (used in) provided by financing activities	$(94,962)	$75,503	$104,297

Decrease in cash and cash equivalents	(773)	(15,199)	(79,183)

Cash and cash equivalents at beginning of year	4,517	19,716	98,899
Cash and cash equivalents at end of year	$3,744	$4,517	$19,716

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$52,291	$53,952	$45,461
Supplemental disclosure of noncash activities:
Acquisitions of facilities:
Additions to storage facilities	1,023	—	—
Mortgage loans	—	—	(34,451)
Other, net	—	—	(2,032)
Dispositions of facilities:
Notes receivable	2,612	—	—

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  As of December 31, 2008, the Company owned 387 self-storage facilities (collectively, the “Properties”) containing an aggregate of approximately 25.0 million rentable square feet.  The Properties are located in 26 states throughout the United States, and in the District of Columbia. All references to building square footage, occupancy percentage, and the number of buildings are unaudited.

The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2008, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”) in addition to three other subsidiaries, which it has elected to treat as taxable REIT subsidiaries. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). When an entity is not deemed to be a VIE, the Company considers the provisions of EITF 04-05, “Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights” (“EITF 04-05”). The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.

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

The Company recorded a $6.8 million intangible asset to recognize the value of in-place leases related to its acquisitions in 2007.  Subsequently, during the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 40 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances indicate that there may be impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the fair value based on its undiscounted future net operating cash flows attributable to the asset and circumstances indicate that the carrying value of the real estate asset may not be recoverable. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. Approximately $0.5 million and $0.4 million of impairment charges were recorded during 2008 and 2007, respectively.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these conditions or criteria are not satisfied until the actual closing of the transaction; and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.  As of December 31, 2008, there was one property held for sale (see Note 10).

During 2008, the Company sold 23 storage facilities throughout the United States.  During 2007, the Company sold three storage facilities in South Carolina and two additional facilities in Arizona. No facilities were sold during 2006. These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 10).

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

Loan Procurement Costs

Loan procurement costs related to borrowings consist of $10.6 million and $10.3 million at December 31, 2008 and 2007, respectively and are reported net of accumulated amortization of $6.2 million and $4.2 million as of December 31, 2008 and 2007, respectively. The costs are amortized over the life of the related debt using the effective interest rate method and reported as loan procurement amortization expense.

Marketable Securities

The Company accounts for its investments in debt and equity securities according to the provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires securities classified as “available-for-sale” to be stated at fair value. Adjustments to fair value of available-for-sale securities are recorded as a component of other comprehensive income (loss).  A decline in the market value of equity securities below cost, that is deemed to be other than temporary, results in a reduction in the carrying amount to fair value.  The impairment is charged to earnings and a new cost basis for the security is established.  We had no realized or unrealized gains or losses related to these securities during the years ended December 31, 2008, 2007 or 2006 and did not own any of these securities during 2007 and 2008. All income related to these investments was recorded as interest income.

Other Assets

Other assets consist primarily of accounts receivable, notes receivable, prepaid expenses and intangible assets. Accounts receivable were $2.8 million and $2.6 million as of December 31, 2008 and 2007, respectively. The Company has recorded an allowance of approximately $0.6 million and $0.5 million, respectively, related to accounts receivable as of December 31, 2008 and 2007.  The net carrying value of intangible assets as of December 31, 2008 and 2007 was $0.1 million and $4.6 million, respectively.

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

Advertising Costs

The Company incurs advertising costs primarily attributable to print advertisements in telephone books. The Company recognizes the costs when the related telephone book is first published. The Company incurred $3.8 million, $4.3 million and $4.4 million in advertising expenses for the years ended 2008, 2007 and 2006, respectively.

Equity Offering Costs

Underwriting discount and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income

Other property related income consists of late fees, administrative charges, sales of storage supplies and other ancillary revenues.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.1 million during 2008, $0.1 million during 2007 and $0.1 million during 2006.

Derivative Financial Instruments

We carry all derivatives on the balance sheet at fair value. We determine the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. Our use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. At December 31, 2008 the Company had interest rate swap agreements for notional principal amounts aggregating $300 million, and $75 million at December 31, 2007.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $1.5 billion as of December 31, 2008 and $1.5 billion as of December 31, 2007.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2008, 2007, or 2006.

Taxable REIT subsidiaries, such as the TRS, are subject to federal and state income taxes.  The TRS recorded a net deferred tax asset of $0.5 million and $0.5 million as of December 31, 2008 and 2007, respectively, related to expenses which are deductible for tax purposes in future periods.

Minority Interests

Minority interests include income allocated to holders of the Operating Partnership Units (the “OP Minority Interests”). Income is allocated to the OP Minority Interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Operating Partnership Units are issued. Such changes result in an allocation between shareholders’ equity and Minority Interests in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Shareholders’ Equity and Owners’ Equity (Deficit) (rather than separately allocating the minority interest for each individual capital transaction). The Company has not adjusted the carrying value of its minority interests subject to redemption provisions for changes in fair value.  Disclosure of the fair value of such redemption provisions is provided in Note 7.

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares and restricted shares outstanding and/or vested during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  The total dilutive impact of these items totaled approximately 94,000, 22,000 and 121,000 in 2008, 2007 and 2006, respectively, and was included in the calculation of diluted earnings per share, unless the inclusion would be anti-dilutive.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred. The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.4619 and 1.9843 U.S. Dollars per Pound at December 31, 2008 and December 31, 2007, respectively, and an average exchange rate of 1.8669 U.S. Dollars per Pound for the twelve months ended December 31, 2008.

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 applies to our fiscal years beginning on January 1, 2009 and requires that all prior-period earnings per share data be adjusted retrospectively.  Early adoption is prohibited.  The Company does not expect the adoption of EITF 03-6-1 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (“APB 14-1”) that affects the accounting treatment for convertible debt instruments that may be settled wholly or partially in cash.  APB 14-1 requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.  APB 14-1 applies to our fiscal years beginning on January 1, 2009 and requires retrospective application to all periods presented with early adoption prohibited.  The Company does not expect the adoption of APB 14-1 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). Under SFAS 162, the GAAP hierarchy will now reside in the accounting literature established by the FASB. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We believe that the adoption of this standard on its effective date will not have a material effect on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this revised statement, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  SFAS 141(R) is effective for all transactions entered into on or after January 1, 2009.  The impact of the adoption of this standard will be dependent on levels of costs incurred to effect future acquisitions.  These costs will now be expensed as incurred.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 is effective on January 1, 2009.  The Company is currently assessing the impacts on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date.  This statement became effective on January 1, 2008.  The Company did not elect the fair value option for any of our existing financial instruments on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. This statement clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability. SFAS 157 establishes a fair value hierarchy, giving the highest priority to quoted prices in active markets and the lowest priority to unobservable data. SFAS 157 applies whenever other standards require assets or liabilities to be measured at fair value. This statement is effective in fiscal years beginning after November 15, 2007. The adoption of this standard on January 1, 2008 did not have a material effect on our consolidated financial statements.

Operating Segment

The Company has one reportable operating segment: it owns, operates, develops, and manages storage facilities.

Concentration of Credit Risk

The storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility. No single tenant represents 1% or more of the Company’s revenues. The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 19%, 15%, 8% and 7%, respectively, for the year ended December 31, 2007.  The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 19%, 15%, 9% and 7%, respectively, for the year ended December 31, 2008.

3.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007
	(in thousands)
Land	$387,831	$393,715
Buildings and improvements	1,300,711	1,324,168
Equipment	198,981	193,031
Construction in progress	600	5,482
Total	1,888,123	1,916,396
Less accumulated depreciation	(328,165)	(269,278)
Storage facilities — net	$1,559,958	$1,647,118

The carrying value of storage facilities has decreased from December 31, 2007 to December 31, 2008, primarily as a result of the 23 dispositions during 2008 and the one held for sale property at December 31, 2008.

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2007 and 2008:

Facility/Portfolio	Location	Transaction Date	Total Number of Facilities	Purchase / Sale Price (in thousands)

2008 Acquisitions

Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions

Waterway Asset	Miami, FL	December 2008	1	$4,635
Skipper Road Assets	Multiple locations in FL	November 2008	2	5,020
Stuart/Vero Beach Assets	Multiple locations in FL	October 2008	2	4,550
Hudson Assets	Hudson, OH	October 2008	2	2,640
Deland Asset	Deland, FL	September 2008	1	2,780
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2	10,760
Mobile Assets	Mobile, AL	September 2008	2	6,140
Churchill Assets	Multiple locations in MS	August 2008	4	8,333
Baton Rouge/Prairieville Assets	Multiple Locations in LA	June 2008	2	5,400
Linden Asset	Linden, NJ	June 2008	1	2,825
Endicott Asset	Union, NY	May 2008	1	2,250
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
77th Street Asset	Miami, FL	March 2008	1	2,175
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
			23	$61,958
2007 Acquisitions

Sanford Asset	San Antonio, TX	January 2007	1	$6,300
Grand Central Portfolio	Multiple locations in GA	January 2007	2	13,200
Rising Tide Portfolio	Multiple locations in FL/GA/MA/OH/CA	September 2007	14	121,000
			17	$140,500
2007 Dispositions

Hilton Head Assets	Multiple locations in SC	May 2007	3	$12,750
Arizona Assets	Multiple locations in AZ	December 2007	2	6,440
			5	$19,190

The following table summarizes the change in number of self-storage facilities from January 1, 2007 through December 31, 2008:

	2008	2007
Balance - Beginning of year	409	399
Facilities acquired	1	17
Facilities consolidated	—	(2)
Facilities sold	(23)	(5)
Balance - End of year	387	409

4.  INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company acquired finite-lived intangible assets valued at approximately $6.8 million as part of its 2007 acquisitions.  These assets represent the value of in-place leases at the time of acquisition.  During the year, the intangible assets became fully amortized, with $4.6 million recognized as amortization expense during the year ended December 31, 2008.

During the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to this asset of $0.9 million ended December 31, 2008.  The estimated life of this asset at the time of acquisition was 12 months.  The amortization expense that will be recognized during 2009 is $0.1 million.

5.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOAN

As of December 31, 2008, the Company and its operating partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, consisting of $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility was $372 million and was comprised of $200 million of term loan borrowings and $172 million of unsecured revolving loans.  As of December 31, 2008, approximately $78 million was available under the Company’s credit facility.  The facility has a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 termination date.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grate rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating. At December 31, 2008, borrowings under the unsecured credit facility had a weighted average interest rate of 1.92%.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans have a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  The Company currently intends to exercise these extension options prior to the November 20, 2009 termination date.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin. The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of December 31, 2008, there were two term loans outstanding totaling $57.4 million that had a weighted average interest rate of 2.05%.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008. The nine YSI RT LLC assets had a net book value of approximately $70.0 million at December 31, 2008.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2008	2007	Interest Rate	Date
	(in thousands)
Acq IV	$—	$2,359	7.71%	Dec-08
Acq VI	1,701	1,746	8.43%	Aug-09
YSI III	85,020	86,712	5.09%	Nov-09
YSI I	85,105	86,770	5.19%	May-10
YSI IV	6,150	6,227	5.25%	Jul-10
YSI XXVI	9,724	9,956	5.00%	Aug-10
YSI XXV	8,093	8,201	5.00%	Oct-10
Promissory Notes	75	92	5.97%	Nov-10
YSI II	85,213	86,843	5.33%	Jan-11
YSI XII	1,561	1,599	5.97%	Sep-11
YSI XIII	1,342	1,374	5.97%	Sep-11
YSI VI	78,543	79,645	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	3,509	4,651	4.59%	Oct-12
YSI XIV	1,862	1,909	5.97%	Jan-13
YSI VII	3,224	3,280	6.50%	Jun-13
YSI VIII	1,842	1,874	6.50%	Jun-13
YSI IX	2,026	2,062	6.50%	Jun-13
YSI XVII	4,365	4,477	6.32%	Jul-13
YSI XXVII	532	547	5.59%	Nov-13
YSI XXX	7,804	8,024	5.59%	Nov-13
YSI XI	2,548	2,605	5.87%	Dec-13
YSI V	3,363	3,440	5.25%	Jan-14
YSI XXVIII	1,638	1,676	5.59%	Feb-14
YSI X	4,237	4,303	5.87%	Jan-15
YSI XV	1,961	1,999	6.41%	Jan-15
YSI XX	65,953	67,545	5.97%	Nov-15
Unamortized fair value adjustment	694	1,141
Total mortgage loans and notes payable	$548,085	$561,057

As of December 31, 2008 and 2007, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $689 million and $725 million, respectively.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2008:

2009	$94,511
2010	112,730
2011	88,565
2012	161,381
2013	21,759
2014 and thereafter	68,445
Total mortgage payments	547,391
Plus: Unamortized fair value adjustment	694
Total mortgage indebtedness	$548,085

The Company currently intends to fund its 2009 future principal payment requirements from cash provided by operating activities as well as additional borrowings under our credit facility ($78 million available as of December 31, 2008).

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

7.  MINORITY INTERESTS

Operating Partnership

Operating partnership minority interests relate to the interests in the operating partnership that are not owned by the Company, which, at December 31, 2008, 2007 and 2006, amounted to approximately 8.1%, 8.1% and 8.3%, respectively.  These minority interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company received the redemption notice.  As of December 31, 2008, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s stock price was approximately $20.8 million.

Number of limited partnership units

As of December 31, 2007	5,079,928
Units issued	—
Units redeemed	—
As of December 31, 2008	5,079,928

In conjunction with the formation of the Company, certain former owners contributed facilities to the operating partnership and received units in the operating partnership concurrently with the closing of the Company’s initial public offering on October 22, 2004 (“IPO”). Limited partners who acquired operating partnership units in the Formation Transactions have the right, effective October 27, 2005, to require the operating partnership to redeem part or all of their operating partnership units for cash or, at the Company’s option, common shares, based upon the fair market value of an equivalent number of common shares for which the operating partnership units would have been redeemed if the Company had assumed and satisfied the operating partnership’s obligation by paying common shares. The market value of the Company’s common shares for this purpose will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the day on which the Company received the redemption notice. Upon consummation of the IPO, the carrying value of the net assets of the operating partnership was allocated to minority interests. Pursuant to three contribution agreements and three option exercises in 2005, entities owned by the Company’s former Chief Executive Officer and one of its former Trustees received an aggregate of 1,524,358 operating partnership units for six facilities with a net historical basis of $7.3 million.

Consolidated Real Estate Venture

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company has a 97% interest in the Venture, and through a wholly-owned subsidiary and together with its joint venture partner, operations began at one facility in London, England during 2008.  We have determined that the Venture is a variable interest entity as defined by FIN 46R, and that we are the primary beneficiary.  Accordingly, the assets, liabilities and results of operations of the Venture are consolidated in our consolidated financial statements.  At December 31, 2008, the Venture had total assets of $6.3 million and total liabilities of $3.6 million and a mortgage loan of $3.5 million secured by assets with a net book value of $5.3 million.  At December 31, 2008, the Venture’s creditors had no recourse to the general credit of the Company other than certain loan commitments.

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

•                  Termination of Property Management Agreement, and Marketing and Ancillary Services Agreement.  Certain of the Company’s subsidiaries and Rising Tide entered into a Property Management Termination Agreement and a Marketing and Ancillary Services Termination Agreement. Under the Property Management Agreement, the Company provided property management services for the Rising Tide Properties for a fee equal to the greater of 5.35% of the gross revenues of each property or $1,500 per property per month.  Under the Marketing and Ancillary Services Agreement, the Company provided limited marketing and other miscellaneous services for the Rising Tide properties.  Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0, $0.4 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, and are included in other related party revenues. Accounts receivable from Rising Tide Development at December 31, 2008, 2007 and 2006 were approximately $0, $0.4 million and $0.5 million, respectively, and are included in due from related parties. No amounts were outstanding as of December 31, 2008.  These amounts represent expenses paid on behalf of Rising Tide Development by YSI Management LLC and proceeds from the sale of ancillary items that were reimbursed under standard business terms.  In connection with the termination of the Property Management Agreement, expenses relating to property management will be prorated.

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

Additional Acquisitions of Facilities

The Company, in accordance with a contract signed on April 3, 2006, acquired nine self-storage facilities from Jernigan Property Group on July 27, 2006 for consideration of approximately $45.3 million. Our Chief Executive Officer, Dean Jernigan, served as President of Jernigan Property Group. Mr. Jernigan has agreed that he will not expand his outside interest, ownership or activity in the self-storage business. Given Mr. Jernigan’s appointment as a Trustee and the Chief Executive Officer of the Company on April 24, 2006, this transaction was approved by a majority of the independent members of the Company’s Board of Trustees.

Construction Services

Historically, the Company engaged Amsdell Construction, a company owned by Robert J. Amsdell and Barry L. Amsdell, to maintain and improve its self-storage facilities.  The total payments incurred by the Company to Amsdell Construction for the year ended December 31, 2006 was approximately $42,000.  The Company did not engage Amsdell Construction during 2007 or 2008.

Corporate Office Leases

Pursuant to lease agreements that the Operating Partnership entered into with Amsdell and Amsdell during 2007, we rented office space from Amsdell and Amsdell at The Parkview Building, a multi-tenant office building of approximately 40,000 square feet located at 6745 Engle Road, an office building of approximately 18,000 square feet located at 6751 Engle Road, and an office building of approximately 28,000 square feet located at 6779 Engle Road.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The total amounts of lease payments incurred under the six office leases during the years ended December 31, 2008 and December 31, 2007 were approximately $0.4 million and $0.4 million, respectively.

Total future minimum rental payments under the related party lease agreements entered into as of December 31, 2008 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2009	$453	$314
2010	453	314
2011	475	314
2012	475	314
2013	499	314
2014 and thereafter	499	315
	$2,854	$1,885

Other

During the fourth quarter of 2006, the Company engaged a consultant to assist in establishing certain development protocols and processes. In connection with that assignment, the outside consultant utilized the services of the son-in-law of Dean Jernigan, President and Chief Executive Officer of the Company.  Our payments for Mr. Jernigan’s son-in-law’s services totaled $168 thousand in 2008 and $149 thousand in 2007.  Mr. Jernigan’s son-in-law was hired as a full-time employee of the Company on September 15, 2008.

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

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at December 31, 2008 and 2007. The Company has fixed interest rate loans with a carrying value of $548.1 million and $556.4 million at December 31, 2008 and 2007, respectively.  The estimated fair values of these fixed rate loans were $527.8 million and $533.2 million at December 31, 2008 and 2007, respectively. The Company has variable interest rate loans with a carrying value of $429.4 million and $471.1 million at December 31, 2008 and 2007, respectively.  The estimated fair values of the variable interest rate loans were $423.2 million and $471.1 million at December 31, 2008 and 2007, respectively.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2008 and 2007.

10.  DISCONTINUED OPERATIONS

For the years ended December 31, 2008, 2007 and 2006, discontinued operations relates to 23 properties that the Company sold during 2008, one property that was considered held-for-sale at December 31, 2008, and five properties that the Company sold during 2007 (see Note 3).  There were no property dispositions during 2006.  Each of the sales during 2008 and 2007 resulted in the recognition of a gain, which in the aggregate totaled $19.7 million and $2.5 million, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the years ended December 31, 2008, 2007 and 2006 (in thousands):

	For the year ended December 31,
	2008	2007	2006

REVENUES
Rental income	$6,058	$10,445	$11,668
Other property related income	476	805	801
Total revenues	6,534	11,250	12,469
OPERATING EXPENSES
Property operating expenses	2,850	4,866	4,996
Depreciation and amortization	1,280	2,209	2,328
Total operating expenses	4,130	7,075	7,324
OPERATING INCOME	2,404	4,175	5,145
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	—	(189)	(497)
Loan procurement amortization expense	—	(3)	(26)
Interest income	—	5	5
Other	—	—	(3)
Total other expense	—	(187)	(521)
Income from discontinued operations	2,404	3,988	4,624
Net gain on disposition of discontinued operations	19,720	2,517	—
Minority interest attributable to discontinued operations	(1,792)	(534)	349
Income from discontinued operations	$20,332	$5,971	$4,973

As of December 31, 2008, the property held-for-sale includes $2.4 million of storage facilities, net and the approximate gain on disposition of the property held-for-sale is $0.5 million and will be finalized as the sale is consummated.

11.  COMMITMENTS AND CONTINGENCIES

The Company currently owns one self-storage facility subject to a ground lease and five self-storage facilities having small parcels of land that are subject to ground leases. The Company recorded rent expense of approximately $0.2 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Total future minimum rental payments under non-cancelable ground leases and related party office leases in effect as of December 31, 2008 are as follows:

	Third Party Amount	Related Party Amount
	(Dollars in thousands)

2009	$159	$453
2010	149	453
2011	149	475
2012	149	475
2013	149	499
2014 and thereafter	101	499
	$856	$2,854

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

The Company had an interest rate cap agreement that effectively limited the interest rate on $40 million of credit facility borrowings at 5.50% per annum through January 2008.  The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2008 (in thousands):

		Notional				Fair
Hedge Product	Hedge Type	Amount	Strike	Effective Date	Maturity	Value

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$(1,683)
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009	(830)
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009	(326)
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009	(3,314)
						$(6,153)

13.  FAIR VALUE MEASUREMENTS

As stated in Note 2 “Summary of Significant Accounting Policies” on January 1, 2008, the Company adopted the methods of fair value as described in SFAS No. 157 to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of December 31, 2008 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$6,153	$—

Total liabilities at fair value	$—	$6,153	$—

For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades in 2008 that would reduce the amount owed by the Company.

14.  SHARE-BASED COMPENSATION PLANS

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

The Plans are administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plans and determines the terms and provisions of option grants and share awards. A total of 3,900,000 and 3,000,000 common shares are reserved for issuance under the 2007 Plan and 2004 Plan, respectively. The maximum number of common shares underlying equity awards that may be granted to an individual participant under the 2004 Plan during any calendar year is 400,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units, and 500,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units under the 2007 Plan. The maximum number of common shares that can be awarded under the Plan to any person, other than pursuant to an option, share appreciation rights or time-vested restricted shares, is 250,000 per calendar year under the 2004 Plan.  In addition, under the 2007 Plan, the maximum number of performance awards that may be granted to an executive officer is 100,000 and the maximum value of performance shares that can be settled in cash and that can be granted in any year is $1.5 million. To the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards become available for future grants under the Plans, unless the Plans have been terminated.  Under the Plans, the Compensation Committee determines the vesting schedule of each share award and option. The exercise price for options is equivalent to the fair market value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2007 and 2008 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2006	2007	2008
Risk-free interest rate	5.0%	4.7%	3.4%
Expected dividend yield	6.3%	5.9%	6.9%
Volatility (a)	20.3%	21.2%	27.3%
Weighted average expected life of the options (b)	7.5 years	9.4 years	9.0 years
Weighted average fair value of options granted per share	$2.10	$2.40	$1.09

(a) Expected volatility is based upon the level of volatility historically experienced.
(b) Expected life is based upon our expectations of stock option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Volatility for the 2007 and 2008 grants was based on the trading history of the Company’s shares.

In 2008, 2007 and 2006, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.4 million, $0.9 million and $0.4 million, respectively, which was recorded in General and administrative expense. As of December 31, 2008, the Company had approximately $1.4 million of unrecognized compensation cost related to unvested stock options that will be recorded over the next five years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2008, 2007 and 2006:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at December 31, 2005	899,000	$16.00	8.83
Options granted	867,500	18.38	10.00
Options canceled	(301,333)	16.00	—
Options exercised	(186,667)	16.00	8.36
Balance at December 31, 2006	1,278,500	$17.62	8.92
Options granted	960,271	19.82	9.24
Options canceled	(322,000)	16.21	—
Options exercised	—	—	—
Balance at December 31, 2007	1,916,771	$18.95	8.74
Options granted	2,400,990	9.43	9.09
Options canceled	(1,006,662)	13.08	—
Options exercised	—	—	—
Balance at December 31, 2008	3,311,099	$13.84	8.42

Vested or expected to vest at December 31, 2008	3,311,099	13.84	8.42
Exercisable at December 31, 2008	577,715	18.64	7.57

At December 31, 2008, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was $0.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 259,000 restricted shares were issued during 2008 for which the fair value of the restricted shares at their respective grant dates was approximately $1.8 million, which vest over three years.  During 2007, approximately 124,000 restricted shares were issued for which the fair value of the restricted shares at their respective grant dates was approximately $1.9 million.  As of December 31, 2008 the Company had approximately $0.7 million of remaining unrecognized compensation costs related to 2008 restricted share issuances that will be recognized over the next two years.

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

The fair value for restricted share units granted in 2007 and 2008 were estimated at the time the units were granted. Awards that contain a market feature were valued using a Monte Carlo-pricing model applying the following weighted average assumptions:

Assumptions:	2007	2008
Risk-free interest rate	4.50%	2.10%
Volatility of total annual return	19.0%	28.5%
Weighted average expected life of the units	3 years	3 years
Weighted average fair value of units granted	$11.70	$4.14

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

Pursuant to the terms of the Deferred Trustees Plan, under the equity incentive plan, certain Trustees elected to receive their Board of Trustee fees in 2005 and 2006 in the form of deferred share units. On December 31, 2006 an aggregate of 8,564 deferred share units were granted to those Trustees and were valued at $20.55 per share and on December 31, 2005 and aggregate of 3,876 deferred share units were granted and were valued at $21.05 per share.  There was no similar activity in 2007 or 2008.

In 2008, 2007 and 2006, the Company recognized compensation expense related to restricted shares and restricted share units issued to employees and Trustees of approximately $1.4 million, $1.1 million and $0.7 million, respectively; these amounts were recorded in General and administrative expense. The following table presents non-vested restricted share activity during 2008:

Number of Non-
Vested Restricted
Shares
Non-Vested at January 1, 2008	178,071
Granted	259,502
Vested	(53,871)
Forfeited	(91,029)
Non-Vested at December 31, 2008	292,673

15.  EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2008	2007	2006
	(Dollars and shares in thousands, except per share amounts)

Loss from continuing operations	$(17,540)	$(19,048)	$(13,524)
Income from discontinued operations	20,332	5,971	4,973

Net income (loss) attributable to common shares	$2,792	$(13,077)	$(8,551)

Weighted-average shares outstanding	57,621	57,497	57,287
Share options and restricted share units (1)	—	—	—
Weighted-average diluted shares outstanding	57,621	57,497	57,287

Income (loss) per Common Share:
Continuing operations	$(0.30)	$(0.33)	$(0.24)
Discontinued operations	0.35	0.11	0.09
Basic and diluted earnings (loss) per share	$0.05	$(0.22)	$(0.15)

(1) For the years ended December 31, 2008, 2007 and 2006, the potentially dilutive shares of approximately 94,000, 22,000, and 121,000 respectively, were not included in the earnings per share calculation as their effect is antidilutive.

The operating partnership units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An operating partnership unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis. Outstanding minority interest units in the operating partnership were 5,079,928 as of December 31, 2008. There were 57,623,491 common shares outstanding as of December 31, 2008.

16.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded at December 31, 2008 or 2007. The Company had net deferred tax assets of $0.5 million and $0.5 million, which are included in other assets, as of December 31, 2008 and 2007, respectively. The Company believes it is more likely than not the deferred tax assets will be realized.

	For the year ended December 31,
	2008	2007	2006
Income tax provision
Current:
U.S. Federal	$—	$—	$—

Deferred:
U.S. Federal	—	(0.1)	(0.2)

Income tax provision	$—	$(0.1)	$(0.2)

Effective income tax rate
Statutory federal income tax rate	34.0%	34.0%	34.0%
State and local income taxes	4.0%	4.0%	2.6%
Effective income tax rate	38.0%	38.0%	36.6%

	As of December 31,
	2008		2007		2006
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$1.3	$1.2	$0.7	$0.6	$0.8	$0.8
Other	0.3	—	0.4	—	0.3	—
Deferred taxes	$1.6	$1.2	$1.1	$0.6	$1.1	$0.8

17.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During 2007, the Company acquired 17 self-storage facilities for an aggregate purchase price of approximately $140.5 million and sold five properties for an aggregate purchase price of approximately $19.2 million.  During 2008, the Company acquired one self-storage facility for an aggregate purchase price of approximately $13.3 million and sold 23 properties for an aggregate purchase price of approximately $62.0 million.

The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred subsequent to January 1, 2007 as if each had occurred on January 1, of each respective year.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2008 and 2007 based on the assumptions described above:

	2008	2007
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$236,465	$227,235
Pro forma loss from continuing operations	$(17,177)	$(30,271)
Loss per common share from continuing operations
Basic and diluted — as reported	$(0.30)	$(0.33)
Basic and diluted — as pro forma	$(0.30)	$(0.53)

18.  ASSET IMPAIRMENT AND INSURANCE RECOVERIES

During 2008, the Company recorded $0.5 million of impairment charges related to property damage associated with Hurricane Ike and other extraordinary events including fires.  During 2007 the Company recorded $0.4 million of impairment charges related to property damage incurred at six properties as a result of either a fire or flood.  During 2006, insurance proceeds were sufficient to cover the insurance receivable and as such, no impairments were recorded.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2008 and 2007 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Total revenues	$57,895	$58,630	$60,370	$59,505
Total operating expenses	$49,545	$51,151	$50,861	$50,169
Net income (loss)	$(3,984)	$263	$4,020	$2,493
Basic and diluted earnings (loss) per share	$(0.07)	$0.01	$0.07	$0.04

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007

Total revenues	$52,523	$53,637	$55,661	$57,661
Total operating expenses	$44,204	$43,204	$47,131	$50,334
Net income (loss)	$(3,358)	$295	$(4,130)	$(5,884)
Basic and diluted earnings (loss) per share	$(0.06)	$—	$(0.07)	$(0.10)

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations.  See note 10.

20.  LEASE ABANDONMENT CHARGE

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

21. COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2008	2007	2006

NET INCOME (LOSS)	$2,792	$(13,077)	$(8,551)
Other comprehensive loss:
Unrealized loss on derivative financial instruments	(4,608)	(1,545)	—
Unrealized loss on foreign currency translation	(1,281)	(119)	—
COMPREHENSIVE LOSS	$(3,097)	$(14,741)	$(8,551)

U-STORE-IT

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

DECEMBER 31, 2008

(in thousands)

						Gross Carrying Amount
			Initial Cost			at December 31, 2008
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Sub- sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Mobile, AL	129,035	(A)	226	2,524	1,331	301	3,781	4,081	1,378	1997
Chandler, AZ	47,520		327	1,257	253	327	1,510	1,837	293	2005
Glendale, AZ	56,830		201	2,265	950	418	2,998	3,416	837	1998
Green Valley, AZ	25,050	(B)	298	1,153	138	298	1,291	1,589	243	2005
Mesa I, AZ	52,375		920	2,739	137	921	2,875	3,796	499	2006
Mesa II, AZ	45,345		731	2,176	140	731	2,316	3,048	411	2006
Mesa III, AZ	58,264		706	2,101	161	706	2,262	2,968	399	2006
Phoenix I, AZ	100,812		1,134	3,376	272	1,135	3,647	4,782	632	2006
Phoenix II, AZ	45,270		756	2,251	170	756	2,421	3,178	422	2006
Scottsdale, AZ	81,125		443	4,879	1,645	883	6,084	6,967	1,698	1998
Tempe, AZ	53,840	(A)	749	2,159	173	749	2,332	3,081	413	2005
Tucson I, AZ	59,350		188	2,078	897	384	2,779	3,163	762	1998
Tucson II, AZ	43,950		188	2,078	841	391	2,716	3,107	753	1998
Tucson III, AZ	49,772	(C)	532	2,048	121	533	2,169	2,702	416	2005
Tucson IV, AZ	48,008	(C)	674	2,595	164	675	2,759	3,433	526	2005
Tucson V, AZ	45,234	(C)	515	1,980	182	515	2,161	2,676	412	2005
Tucson VI, AZ	40,766	(C)	440	1,692	163	440	1,854	2,294	359	2005
Tucson VII, AZ	52,688	(C)	670	2,576	207	670	2,783	3,453	526	2005
Tucson VIII, AZ	46,650	(C)	589	2,265	101	589	2,365	2,954	452	2005
Tucson IX, AZ	67,656	(C)	724	2,786	242	725	3,028	3,753	567	2005
Tucson X, AZ	46,350	(C)	424	1,633	148	425	1,781	2,205	337	2005
Tucson XI, AZ	42,800	(C)	439	1,689	229	439	1,918	2,357	352	2005
Tucson XII, AZ	42,325	(C)	671	2,582	153	672	2,735	3,406	518	2005
Tucson XIII, AZ	45,792	(C)	587	2,258	143	587	2,401	2,988	454	2005
Tucson XIV, AZ	49,170		707	2,721	154	708	2,875	3,582	543	2005
Apple Valley I, CA	73,340	(D)	140	1,570	1,527	476	2,761	3,237	738	1997
Apple Valley II, CA	62,115	(E)	160	1,787	1,181	431	2,698	3,128	766	1997
Benicia, CA	74,770		2,392	7,028	156	2,392	7,184	9,577	1,266	2005
Bloomington I, CA	28,425		42	463	528	100	933	1,033	265	1997
Bloomington II, CA	25,860		54	604	458	144	972	1,116	267	1997
Cathedral City, CA	129,048		2,194	10,046	132	2,195	10,177	12,372	1,786	2006
Citrus Heights, CA	75,620	(C)	1,633	4,793	144	1,634	4,936	6,570	959	2005
Diamond Bar, CA	103,034		2,522	7,404	233	2,524	7,635	10,159	1,482	2005
Escondido, CA	143,170		3,040	11,804	(772)	3,040	11,033	14,073	796	2007
Fallbrook, CA	46,170	(F)	133	1,492	1,481	432	2,674	3,106	700	1997
Hemet, CA	66,040	(D)	125	1,396	1,296	417	2,400	2,817	645	1997
Highland I, CA	76,765	(D)	215	2,407	1,979	582	4,019	4,601	1,121	1997
Highland II, CA	62,257		1,277	5,847	239	1,277	6,086	7,363	944	2006
Lancaster, CA	60,825	(E)	390	2,247	919	556	3,000	3,556	821	2001
Long Beach, CA	125,213		3,138	14,368	243	3,138	14,611	17,749	2,292	2006
Murrieta, CA	49,840		1,883	5,532	155	1,903	5,667	7,570	1,008	2005
North Highlands, CA	57,244	(C)	868	2,546	214	868	2,760	3,628	528	2005
Orangevale, CA	50,542	(C)	1,423	4,175	141	1,423	4,316	5,739	839	2005
Palm Springs I, CA	72,775		1,565	7,164	113	1,566	7,276	8,842	1,146	2006
Palm Springs II, CA	122,370		2,131	9,758	308	2,132	10,065	12,197	1,569	2006
Pleasanton, CA	82,015		2,799	8,222	55	2,799	8,277	11,076	1,461	2005
Rancho Cordova, CA	53,928	(C)	1,094	3,212	186	1,095	3,398	4,492	659	2005
Redlands, CA	62,805	(F)	196	2,192	1,138	449	3,077	3,526	960	1997
Rialto I, CA	57,371		899	4,118	156	899	4,274	5,173	667	2006
Rialto II, CA	99,783		277	3,098	1,700	672	4,403	5,075	1,304	1997
Riverside I, CA	28,360		42	465	605	141	971	1,112	263	1997
Riverside II, CA	20,420		42	423	357	114	708	822	200	1997
Riverside III, CA	46,809		91	1,035	1,032	310	1,847	2,158	464	1998
Riverside IV, CA	67,320		1,351	6,183	206	1,351	6,389	7,739	993	2006
Riverside V, CA	85,496		1,170	5,359	270	1,170	5,629	6,799	876	2006
Riverside VI, CA	74,900	(K)	1,040	4,119	(185)	1,040	3,933	4,973	284	2007
Roseville, CA	60,094	(C)	1,284	3,767	253	1,284	4,020	5,304	762	2005
Sacramento I, CA	50,839	(C)	1,152	3,380	207	1,152	3,587	4,739	691	2005
Sacramento II, CA	61,890	(C)	1,406	4,128	113	1,407	4,241	5,648	826	2005
San Bernardino I, CA	83,278	(F)	152	1,704	1,406	450	2,812	3,262	783	1997
San Bernardino II, CA	31,070	(A)	51	572	1,074	182	1,515	1,697	438	1997
San Bernardino III, CA	57,215	(F)	152	1,695	1,646	444	3,049	3,493	984	1997
San Bernardino IV, CA	41,546	(A)	112	1,251	1,153	306	2,210	2,516	713	1997
San Bernardino V, CA	35,671	(A)	98	1,093	941	242	1,890	2,132	638	1997
San Bernardino VI, CA	83,507	(E)	1,872	5,391	42	1,872	5,433	7,305	1,117	2005
San Bernardino VII, CA	56,795		783	3,583	313	783	3,896	4,679	598	2006
San Bernardino VIII, CA	118,456		1,205	5,518	210	1,205	5,728	6,933	986	2006

						Gross Carrying Amount
			Initial Cost			at December 31, 2008
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Sub- sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
San Bernardino IX, CA	78,839		1,475	6,753	276	1,476	7,028	8,503	1,095	2006
San Bernardino X, CA	111,904		1,691	7,741	266	1,692	8,005	9,697	1,415	2006
San Marcos, CA	37,430	(G)	775	2,288	69	776	2,355	3,132	459	2005
Santa Ana, CA	64,931		1,223	5,600	171	1,223	5,771	6,994	903	2006
South Palmetto, CA	80,555		292	3,289	1,889	688	4,782	5,470	1,229	1998
South Sacramento, CA	51,890	(C)	790	2,319	164	791	2,483	3,274	481	2005
Spring Valley, CA	55,080		1,178	5,394	290	1,178	5,684	6,862	885	2006
Sun City, CA	38,435		140	1,579	908	324	2,303	2,627	634	1998
Temecula I, CA	81,700		660	4,735	1,112	899	5,608	6,507	1,473	1998
Temecula II, CA	84,380	(K)	3,080	5,839	(62)	3,080	5,777	8,857	416	2007
Thousand Palms, CA	72,970		1,493	6,835	314	1,493	7,149	8,642	1,126	2006
Vista I, CA	74,355	(D)	711	4,076	2,042	1,118	5,711	6,829	1,467	2001
Vista II, CA	147,721		4,629	13,599	85	4,629	13,684	18,313	2,410	2005
Walnut, CA	50,708		1,578	4,635	179	1,595	4,797	6,392	849	2005
West Sacramento, CA	39,715		1,222	3,590	104	1,222	3,694	4,916	649	2005
Westminster, CA	68,148	(G)	1,740	5,142	224	1,743	5,363	7,106	1,039	2005
Yucaipa, CA	77,560	(F)	198	2,221	1,546	525	3,439	3,965	980	1997
Aurora I, CO	75,667	(C)	1,343	2,986	231	1,343	3,216	4,559	639	2005
Aurora II, CO	57,609		736	1,637	256	736	1,893	2,629	363	2005
Aurora III, CO	28,730		352	783	169	352	952	1,304	182	2005
Aurora IV, CO	49,700		752	3,066	122	753	3,187	3,940	547	2006
Boulder I, CO	46,996		1,005	4,095	232	1,005	4,327	5,332	681	2006
Boulder II, CO	101,120		2,556	10,416	190	2,556	10,606	13,162	1,655	2006
Boulder III, CO	80,244		1,370	5,581	197	1,370	5,779	7,148	902	2006
Boulder IV, CO	95,148		2,102	8,563	153	2,102	8,716	10,818	1,359	2006
Colorado Springs I, CO	47,975		771	1,717	264	771	1,981	2,752	361	2005
Colorado Springs II, CO	62,400	1,961	657	2,674	180	656	2,855	3,511	409	2006
Denver I, CO	58,050		1,105	2,459	147	1,105	2,606	3,711	492	2005
Denver II, CO	59,200		673	2,741	145	674	2,885	3,559	496	2006
Denver III, CO	63,700		732	2,982	134	733	3,115	3,848	541	2006
Englewood, CO	51,000		981	2,183	157	981	2,340	3,321	446	2005
Federal Heights, CO	54,770	(C)	878	1,953	136	879	2,089	2,967	416	2005
Golden, CO	85,830	(C)	1,683	3,744	224	1,684	3,967	5,651	787	2005
Littleton I, CO	53,490	(C)	1,268	2,820	147	1,268	2,967	4,235	585	2005
Littleton II, CO	46,175		1,121	2,495	221	1,121	2,716	3,837	508	2005
Northglenn, CO	52,102	(C)	862	1,917	127	862	2,044	2,906	412	2005
Bloomfield, CT	48,700		78	880	2,195	360	2,793	3,153	760	1997
Branford, CT	50,679		217	2,433	1,114	504	3,260	3,764	1,156	1995
Bristol, CT	47,825	(E)	1,819	3,161	78	1,819	3,240	5,058	721	2005
East Windsor, CT	45,900	(A)	744	1,294	325	744	1,619	2,364	334	2005
Enfield, CT	52,875	(D)	424	2,424	294	473	2,670	3,142	991	2001
Gales Ferry, CT	54,230		240	2,697	1,353	489	3,801	4,290	1,348	1995
Manchester I, CT (6)	47,125	(D)	540	3,096	323	563	3,396	3,959	1,216	2002
Manchester II, CT	52,725	(E)	996	1,730	135	996	1,865	2,861	403	2005
Milford, CT	44,885		87	1,050	1,056	274	1,919	2,193	600	1994
Monroe, CT	58,500	(E)	2,004	3,483	543	2,004	4,026	6,030	856	2005
Mystic, CT	50,850		136	1,645	1,741	410	3,113	3,522	969	1994
Newington I, CT	42,520	(E)	1,059	1,840	71	1,059	1,911	2,969	426	2005
Newington II, CT	35,810	(E)	911	1,584	107	911	1,691	2,602	374	2005
Old Saybrook I, CT	87,500	(E)	3,092	5,374	263	3,092	5,637	8,729	1,250	2005
Old Saybrook II, CT	26,425	(E)	1,135	1,973	127	1,135	2,100	3,235	468	2005
South Windsor, CT	71,725		90	1,127	1,045	272	1,990	2,262	610	1994
Stamford, CT	28,957	(E)	1,941	3,374	55	1,941	3,428	5,370	769	2005
Washington, DC	62,695		871	12,759	102	871	11,870	12,741	591	2008
Boca Raton, FL	37,958	(F)	529	3,054	1,472	813	4,243	5,055	1,308	2001
Boynton Beach I, FL	61,987	(E)	667	3,796	1,597	958	5,102	6,060	1,615	2001
Boynton Beach II, FL	61,751	(A)	1,030	2,968	205	1,030	3,173	4,203	611	2005
Bradenton I, FL	68,466		1,180	3,324	131	1,180	3,455	4,635	741	2004
Bradenton II, FL	87,810		1,931	5,561	266	1,931	5,827	7,758	1,245	2004
Cape Coral, FL	76,592	(F)	472	2,769	2,335	830	4,746	5,576	1,499	2000
Dania Beach, FL (6)	182,693		3,584	10,324	618	3,584	10,942	14,526	2,320	2004
Dania, FL	58,270		205	2,068	1,331	481	3,123	3,604	982	1994
Davie, FL	81,035	(D)	1,268	7,183	628	1,373	7,707	9,079	2,681	2001
Deerfield Beach, FL	57,350	(A)	946	2,999	1,836	1,311	4,470	5,781	1,029	1998
Delray Beach, FL	67,821	(A)	798	4,539	583	883	5,037	5,920	1,771	2001
Fernandina Beach, FL	112,165		189	2,111	4,843	523	6,620	7,143	1,522	1996
Ft. Lauderdale, FL	70,593	(D)	937	3,646	2,237	1,384	5,437	6,820	1,288	1999
Ft. Myers, FL	67,546	(A)	303	3,329	376	328	3,680	4,008	1,323	1998
Jacksonville I, FL	80,336		1,862	5,362	36	1,862	5,397	7,260	882	2005
Jacksonville II, FL	65,020		950	7,004	(643)	950	6,360	7,310	458	2007
Jacksonville III, FL	65,595		860	7,409	249	1,670	6,847	8,518	495	2007
Jacksonville IV, FL	78,374	(K)	870	8,049	(23)	870	8,026	8,896	579	2007
Jacksonville V, FL	81,995		1,220	8,210	(505)	1,220	7,705	8,925	557	2007
Lake Worth, FL	161,828	(F)	183	6,597	5,298	183	11,895	12,078	4,277	1998
Lakeland I, FL	49,007	(A)	81	896	948	256	1,669	1,925	664	1994
Kendall, FL	75,395	(K)	2,350	8,106	(719)	2,350	7,387	9,737	532	2007

						Gross Carrying Amount
			Initial Cost			at December 31, 2008
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Sub- sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Lutz I, FL	66,595		901	2,478	99	901	2,577	3,478	557	2004
Lutz II, FL	69,232		992	2,868	198	992	3,066	4,058	651	2004
Margate I, FL	54,405	(A)	161	1,763	1,714	399	3,239	3,638	988	1994
Margate II, FL	65,186		132	1,473	1,679	383	2,901	3,284	834	1996
Merrit Island, FL	50,447	(A)	716	2,983	448	796	3,351	4,147	1,052	2000
Miami I, FL	46,925	(D)	179	1,999	1,601	484	3,296	3,779	1,132	1995
Miami II, FL	67,060	(E)	253	2,544	1,398	561	3,634	4,195	1,171	1994
Miami IV, FL	150,510		4,577	13,185	378	4,577	13,563	18,140	2,244	1905
Naples I, FL	48,150		90	1,010	2,318	270	3,147	3,418	938	1996
Naples II, FL	65,850	(E)	148	1,652	4,215	558	5,457	6,015	1,454	1997
Naples III, FL	80,699	(A)	139	1,561	3,705	598	4,806	5,405	1,755	1997
Naples IV, FL	40,725		262	2,980	477	407	3,311	3,719	1,013	1998
Ocoee, FL	76,280		1,286	3,705	81	1,286	3,786	5,073	724	1905
Orange City, FL	59,586		1,191	3,209	(30)	1,191	3,179	4,370	711	2004
Orlando I, FL (6)	52,170		187	2,088	460	240	2,496	2,735	1,018	1997
Orlando II, FL	63,114	(E)	1,589	4,576	53	1,589	4,628	6,217	892	1905
Orlando III, FL	104,165		1,209	7,768	183	1,209	7,951	9,160	1,110	2006
Oviedo, FL	49,051		440	2,824	279	440	3,104	3,543	435	2006
Pembroke Pines, FL	67,337	(D)	337	3,772	2,594	953	5,750	6,703	1,591	1997
Royal Palm Beach I, FL	67,755	(F)	205	2,148	2,632	741	4,244	4,985	1,385	1994
Royal Palm Beach II, FL	81,440	(K)	1,640	8,607	(497)	1,640	8,110	9,750	586	2007
Sanford, FL	61,960		453	2,911	84	453	2,995	3,449	426	1905
Sarasota, FL	71,102	(A)	333	3,656	1,081	529	4,541	5,070	1,540	1998
St. Augustine, FL	59,725		135	1,515	3,139	383	4,406	4,789	1,254	1996
Stuart, FL	86,883	(E)	324	3,625	2,609	685	5,873	6,558	1,631	1997
SW Ranches, FL	64,955		1,390	7,598	(870)	1,390	6,727	8,117	486	2007
Tampa I, FL	55,997		330	1,887	553	330	2,440	2,770	798	2001
Tampa II, FL	83,763		2,670	6,249	(474)	2,670	5,774	8,444	416	2007
West Palm Beach I, FL	68,063		719	3,420	1,446	835	4,750	5,585	1,640	2001
West Palm Beach II, FL	93,903		2,129	8,671	234	2,129	8,904	11,034	2,200	2005
Alpharetta, GA	90,485	(F)	806	4,720	875	967	5,434	6,401	2,098	2001
Austell, GA	83,525		1,635	4,711	146	1,643	4,849	6,492	609	2006
Decatur, GA	148,480		616	6,776	27	616	6,803	7,419	2,136	1998
Norcross, GA	85,390	(D)	514	2,930	667	632	3,479	4,111	1,114	2001
Peachtree City, GA	49,845	1705	435	2,532	521	529	2,959	3,488	965	2001
Smyrna, GA	56,820	(F)	750	4,271	116	750	4,387	5,137	1,599	2001
Snellville, GA	80,000		1,660	4,781	107	1,660	4,888	6,548	509	2007
Suwanee I, GA	85,600		1,737	5,010	119	1,737	5,129	6,866	530	2007
Suwanee II, GA	79,390	(K)	800	6,942	(329)	800	6,614	7,414	478	2007
Addison, IL	31,325	(I)	428	3,531	189	428	3,720	4,148	786	2004
Aurora, IL	74,085		644	3,652	44	644	3,696	4,340	803	2004
Bartlett, IL	51,425		931	2,493	120	931	2,613	3,544	554	2004
Hanover, IL	41,174	(E)	1,126	2,197	115	1,126	2,312	3,438	494	2004
Bellwood, IL	86,525	(E)	1,012	5,768	540	1,012	6,308	7,320	2,250	2001
Des Plaines, IL (6)	74,400	(I)	1,564	4,327	201	1,564	4,528	6,092	966	2004
Elk Grove Village, IL	64,304	(I)	1,446	3,535	208	1,446	3,743	5,189	817	2004
Glenview, IL	100,115	(I)	3,740	10,367	105	3,740	10,472	14,212	2,259	2004
Gurnee, IL	80,275	(I)	1,521	5,440	198	1,521	5,638	7,159	1,211	2004
Harvey, IL	60,140	(I)	869	3,635	56	869	3,691	4,560	800	2004
Joliet, IL	74,350	(I)	547	4,704	114	547	4,818	5,365	1,032	2004
Kildeer, IL	46,475	(I)	2,102	2,187	91	2,102	2,278	4,380	488	2004
Lombard, IL	58,088	(I)	1,305	3,938	518	1,305	4,456	5,761	932	2004
Mount Prospect, IL	64,900	(I)	1,701	3,114	161	1,701	3,275	4,976	689	2004
Mundelein, IL	44,700	(I)	1,498	2,782	124	1,498	2,906	4,404	624	2004
North Chicago, IL	53,300	(I)	1,073	3,006	192	1,073	3,198	4,271	681	2004
Plainfield I, IL	53,900		1,770	1,715	146	1,770	1,861	3,631	406	2004
Plainfield II, IL	52,100		694	2,000	108	694	2,108	2,802	413	2005
Schaumburg, IL	31,235		538	645	107	538	752	1,290	171	2004
Streamwood, IL	64,305	(A)	1,447	1,662	218	1,447	1,880	3,327	404	2004
Warrensville, IL	48,796	(A)	1,066	3,072	144	1,066	3,216	4,282	598	2005
Waukegan, IL	79,750	(I)	1,198	4,363	189	1,198	4,552	5,750	972	2004
West Chicago, IL	48,425	(E)	1,071	2,249	129	1,071	2,378	3,449	512	2004
Westmont, IL	53,700	(I)	1,155	3,873	63	1,155	3,936	5,091	850	2004
Wheeling I, IL	54,210	(A)	857	3,213	174	857	3,387	4,244	730	2004
Wheeling II, IL	67,825	(I)	793	3,816	182	793	3,998	4,791	859	2004
Woodridge, IL	50,725	(I)	943	3,397	70	943	3,467	4,410	749	2004
Indianapolis I, IN	43,600	(I)	1,871	1,230	126	1,871	1,356	3,227	295	2004
Indianapolis II, IN	44,900	(I)	669	2,434	117	669	2,551	3,220	561	2004
Indianapolis III, IN	60,850	(I)	1,229	2,834	92	1,229	2,926	4,155	626	2004
Indianapolis IV, IN	62,909		641	3,154	(9)	552	3,234	3,786	708	2004
Indianapolis V, IN	74,825	(I)	2,138	3,633	145	2,138	3,778	5,916	810	2004
Indianapolis VI, IN	73,353	(A)	406	3,496	169	406	3,665	4,071	782	2004
Indianapolis VII, IN	91,807	(I)	908	4,755	426	908	5,181	6,089	1,089	2004
Indianapolis VIII, IN	80,000	(I)	887	3,548	154	887	3,702	4,589	792	2004
Indianapolis IX, IN	61,732	(I)	1,133	4,103	153	1,133	4,256	5,389	913	2004

						Gross Carrying Amount
			Initial Cost			at December 31, 2008
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Sub- sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Baton Rouge I, LA	41,300		112	1,248	506	208	1,659	1,866	543	1997
Baton Rouge II, LA	80,327	(A)	118	1,181	1,788	331	2,756	3,087	781	1997
Slidell, LA	79,540	(D)	188	3,175	1,594	802	4,155	4,957	1,253	2001
Boston, MA	60,270	(F)	1,516	8,628	203	1,516	8,831	10,347	3,100	2002
Leominster, MA	53,823	(D)	90	1,519	2,344	338	3,616	3,953	1,012	1998
Medford, MA	58,292	(K)	1,330	7,165	(521)	1,330	6,644	7,974	479	2007
Baltimore, MD	93,625	(E)	1,050	5,997	925	1,173	6,799	7,972	2,372	2001
California, MD	77,840		1,486	4,280	89	1,486	4,369	5,855	937	2004
Gaithersburg, MD	86,970	6150	3,124	9,000	137	3,124	9,137	12,261	1,880	2005
Laurel, MD	104,200	(F)	1,409	8,035	3,324	1,928	10,841	12,768	3,227	2001
Temple Hills, MD	97,250	(D)	1,541	8,788	2,046	1,800	10,575	12,375	3,240	2001
Grand Rapids, MI	87,381	(A)	185	1,821	1,368	325	3,049	3,374	1,156	1996
Portage, MI (6)	50,280		104	1,160	789	237	1,817	2,053	669	1996
Romulus, MI	42,050	(A)	308	1,743	605	418	2,238	2,656	683	1997
Wyoming, MI	91,158	(A)	191	2,135	1,087	354	3,059	3,413	1,166	1996
Gulfport, MS	61,251	(E)	172	1,928	872	338	2,634	2,972	819	1997
Belmont, NC	80,948		385	2,196	521	451	2,651	3,102	930	2001
Burlington I, NC	109,446	(A)	498	2,837	401	498	3,239	3,736	1,109	2001
Burlington II, NC	42,880		320	1,829	238	340	2,047	2,387	701	2001
Cary, NC	111,772	(A)	543	3,097	359	543	3,457	3,999	954	2001
Charlotte, NC	69,000	(F)	782	4,429	1,361	1,068	5,505	6,572	1,609	2005
Fayetteville I, NC	41,400		156	1,747	773	301	2,375	2,676	818	1997
Fayetteville II, NC	54,225	(F)	213	2,301	708	399	2,823	3,222	871	1997
Raleigh, NC	48,675		209	2,398	218	296	2,530	2,825	772	1998
Brick, NJ	52,740		234	2,762	1,283	485	3,794	4,279	1,277	1994
Clifton, NJ	105,550	(A)	4,346	12,520	123	4,346	12,643	16,989	2,276	2005
Cranford, NJ	91,250		290	3,493	2,044	779	5,048	5,827	1,600	1994
East Hanover, NJ	107,679		504	5,763	3,807	1,315	8,759	10,074	2,698	1994
Elizabeth, NJ	38,945		751	2,164	269	751	2,433	3,184	424	2005
Fairview, NJ	27,925		246	2,759	244	246	3,003	3,249	1,066	1997
Hamilton, NJ	70,550		1,885	5,430	143	1,893	5,565	7,458	697	2006
Hoboken, NJ	34,180		1,370	3,947	501	1,370	4,448	5,818	777	2005
Jersey City, NJ	91,311		397	4,507	2,607	1,010	6,501	7,511	2,064	1994
Linden, NJ	100,125		517	6,008	1,770	1,077	7,218	8,295	2,623	1994
Morris Township, NJ (5)	71,776	(D)	500	5,602	2,512	1,072	7,542	8,614	2,304	1997
Parsippany, NJ	66,325		475	5,322	1,900	844	6,853	7,697	2,159	1997
Randolph, NJ	52,565	(D)	855	4,872	1,247	1,108	5,866	6,974	1,934	2002
Sewell, NJ	57,830	(F)	484	2,766	1,146	706	3,690	4,396	1,216	2001
Albuquerque I, NM	65,927	(C)	1,039	3,395	181	1,039	3,576	4,615	734	2005
Albuquerque II, NM	58,798	(C)	1,163	3,801	151	1,163	3,952	5,115	803	2005
Albuquerque III, NM	41,016		519	1,697	220	519	1,917	2,436	386	2005
Albuquerque IV, NM	57,611	(C)	664	2,171	195	664	2,365	3,030	479	2005
Albuquerque V, NM	52,217		915	2,996	147	915	3,143	4,059	552	2006
Carlsbad, NM	39,999	(B)	490	1,613	94	491	1,706	2,197	349	2005
Deming, NM	33,005	(B)	338	1,114	110	339	1,223	1,562	252	2005
Las Cruces, NM	21,890		354	1,256	2	354	1,260	1,614	63	2008
Las Cruces, NM	43,850	(B)	611	2,012	155	612	2,166	2,778	441	2005
Lovington, NM	15,750	(B)	168	554	(181)	111	430	542	85	2005
Silver City, NM	26,875	(B)	153	504	89	153	592	746	125	2005
Truth or Consequences, NM	24,010	(B)	10	34	74	11	108	118	30	2005
Las Vegas I, NV	41,590		1,851	2,986	165	1,851	3,151	5,002	488	2006
Las Vegas II, NV	48,900		3,354	5,411	146	3,355	5,556	8,911	845	2006
Jamaica, NY	88,815	(D)	2,043	11,658	472	2,043	12,129	14,173	4,207	2001
New Rochelle, NY	48,431	(A)	1,673	4,827	102	1,673	4,929	6,602	941	2005
North Babylon, NY	78,338	(F)	225	2,514	3,982	568	6,153	6,721	1,861	1998
Riverhead, NY	38,640		1,068	1,149	100	1,068	1,249	2,317	286	1905
Southold, NY	58,609		2,079	2,238	192	2,079	2,430	4,510	541	2005
Avon, CO	28,227		1,012	2,252	155	1,012	2,407	3,418	452	2005
Boardman, OH	65,495	(F)	64	745	2,156	287	2,678	2,965	1,394	1980
Brecksville, OH	58,452		228	2,545	1,055	442	3,386	3,828	993	1998
Canton I, OH	39,750		138	679	183	137	863	1,000	175	2005
Canton II, OH	26,200		122	595	113	120	710	830	146	2005
Centerville I, OH	86,390	(I)	471	3,705	116	471	3,821	4,292	817	2004
Centerville II, OH	43,350	(E)	332	1,757	150	332	1,907	2,239	403	2004
Cleveland I, OH	45,950		525	2,592	118	524	2,711	3,235	553	2005
Cleveland II, OH	58,425		290	1,427	156	289	1,584	1,873	334	2005
Columbus, OH	72,075		1,234	3,151	(55)	1,239	3,091	4,329	439	2006
Dayton I, OH	43,100	(E)	323	2,070	91	323	2,161	2,484	467	2004
Dayton II, OH	48,149		441	2,176	113	440	2,290	2,730	466	2005
Euclid I, OH	46,910		200	1,053	1,906	317	2,842	3,159	1,511	1998
Euclid II, OH	47,275		359	—	1,638	461	1,535	1,997	402	1988
Grove City, OH	89,290		1,756	4,485	100	1,761	4,581	6,342	614	2006
Hilliard, OH	89,715		1,361	3,476	96	1,366	3,566	4,932	477	2006
Lakewood, OH	39,337		405	854	449	405	1,303	1,708	727	1989
Louisville, OH	53,960		257	1,260	117	255	1,379	1,634	295	2005

						Gross Carrying Amount
			Initial Cost			at December 31, 2008
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Sub- sequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Marblehead, OH	52,300		374	1,843	158	373	2,002	2,375	404	2005
Mason, OH	33,900		127	1,419	95	149	1,492	1,641	501	1998
Mentor, OH	51,225		206	1,011	1,428	204	2,440	2,645	323	2005
Miamisburg, OH	59,930	(I)	375	2,410	172	375	2,582	2,957	548	2004
Middleburg Heights, OH	93,125		63	704	1,938	332	2,373	2,705	689	1980
North Canton I, OH	45,400		209	846	502	299	1,258	1,557	881	1983
North Canton II, OH	44,180		70	1,226	11	239	1,068	1,307	265	1983
North Olmsted I, OH	48,665		63	704	1,170	214	1,723	1,937	582	1979
North Olmsted II, OH	47,850	(F)	290	1,129	1,044	469	1,994	2,463	982	1988
North Randall, OH	80,099	(F)	515	2,323	2,802	898	4,743	5,640	1,424	1988
Perry, OH	63,700		290	1,427	112	288	1,540	1,829	320	2005
Reynoldsburg, OH	66,895		1,290	3,295	186	1,295	3,476	4,771	455	2006
Strongsville, OH	43,927	(K)	570	3,486	(291)	570	3,195	3,765	229	2007
Warrensville Heights, OH	90,331		525	766	2,858	935	3,214	4,149	829	1980
Westlake, OH	62,750		509	2,508	126	508	2,635	3,143	544	2005
Willoughby, OH	34,064		239	1,178	148	238	1,327	1,565	272	2005
Youngstown, OH	65,950	(A)	67	—	1,700	204	1,563	1,767	851	1977
Levittown, PA	76,230	(F)	926	5,296	803	926	6,099	7,025	2,081	2001
Philadelphia, PA	100,353	(D)	1,461	8,334	1,125	1,461	9,459	10,920	3,865	2001
Alcoa, TN	42,325	(J)	254	2,113	65	254	2,177	2,432	419	2005
Antioch, TN	76,020		588	4,906	125	588	5,031	5,619	850	2005
Cordova I, TN	54,225	(G)	296	2,482	152	297	2,633	2,930	510	2005
Cordova II, TN	67,550		429	3,580	238	429	3,818	4,247	555	2006
Knoxville I, TN	29,377		99	1,113	172	102	1,282	1,384	427	1997
Knoxville II, TN	38,000		117	1,308	204	129	1,501	1,629	490	1997
Knoxville III, TN	45,736		182	2,053	649	331	2,554	2,884	741	1998
Knoxville IV, TN	58,852		158	1,771	715	310	2,334	2,644	631	1998
Knoxville V, TN	42,790		134	1,493	397	235	1,789	2,024	595	1998
Knoxville VI, TN	63,440	(J)	439	3,653	88	440	3,740	4,180	715	1998
Knoxville VII, TN	55,094	(J)	312	2,594	178	312	2,771	3,083	520	2005
Knoxville VIII, TN	95,868	(J)	585	4,869	113	586	4,981	5,567	950	2005
Memphis I, TN	91,000	(E)	677	3,880	1,211	677	5,090	5,768	1,647	2001
Memphis II, TN	71,910		395	2,276	215	395	2,491	2,886	902	2001
Memphis III, TN	41,017	(G)	212	1,779	187	213	1,965	2,178	381	2005
Memphis IV, TN	38,714	(G)	160	1,342	187	160	1,529	1,689	294	2005
Memphis V, TN	60,120	(G)	209	1,753	413	210	2,165	2,375	388	2005
Memphis VI, TN	110,171		462	3,851	265	462	4,116	4,577	609	2006
Memphis VII, TN	115,303		215	1,792	412	215	2,204	2,419	317	2006
Memphis VIII, TN	68,700		355	2,959	243	355	3,202	3,557	476	2006
Nashville I, TN	103,830		405	3,379	411	405	3,790	4,195	614	2005
Nashville II, TN	83,274		593	4,950	197	593	5,147	5,740	854	2005
Nashville III, TN	101,475		416	3,469	270	416	3,740	4,156	599	2006
Nashville IV, TN	102,425		992	8,274	208	992	8,482	9,474	1,374	2006
Austin I, TX	59,595		2,239	2,038	164	2,239	2,201	4,440	384	2005
Austin II, TX	65,401		734	3,894	131	738	4,020	4,759	577	2006
Austin III, TX	71,010		1,030	5,468	138	1,035	5,600	6,635	704	2006
Baytown, TX	38,950		946	863	64	948	926	1,874	181	2005
Bryan, TX	60,450		1,394	1,268	109	1,396	1,375	2,771	262	2005
College Station, TX	26,550	(H)	812	740	76	813	815	1,628	154	2005
Dallas, TX	58,907		2,475	2,253	175	2,475	2,428	4,903	433	2005
Denton, TX	60,836	2026	553	2,936	122	569	3,041	3,611	374	2006
El Paso I, TX	59,702	(C)	1,983	1,805	146	1,984	1,951	3,934	368	2005
El Paso II, TX	48,704	(C)	1,319	1,201	101	1,320	1,302	2,622	245	2005
El Paso III, TX	71,276	(C)	2,408	2,192	133	2,409	2,324	4,733	432	2005
El Paso IV, TX	58,958	(C)	2,073	1,888	(62)	2,074	1,826	3,900	381	2005
El Paso V, TX	62,300	(B)	1,758	1,617	102	1,761	1,716	3,477	317	2005
El Paso VI, TX	36,620	(B)	660	607	85	662	690	1,352	132	2005
El Paso VII, TX	—	(B)	563	517	(1,080)	—	—	—	110	2005
Fort Worth I, TX	49,778		1,253	1,141	86	1,253	1,226	2,480	220	2005
Fort Worth II, TX	72,925		868	4,607	110	874	4,710	5,585	671	2006
Frisco I, TX	50,854	(A)	1,093	3,148	70	1,093	3,218	4,311	607	2005
Frisco II, TX	71,239	3363	1,564	4,507	87	1,564	4,594	6,159	870	2005
Frisco III, TX	75,225		1,147	6,088	119	1,154	6,201	7,354	882	2006
Garland I, TX	70,120	3224	751	3,984	299	767	4,267	5,034	516	2006
Garland II, TX	68,475		862	4,578	52	862	4,629	5,491	525	2006
Greenville I, TX	59,385		1,848	1,682	63	1,848	1,745	3,592	315	2005
Greenville II, TX	44,900		1,337	1,217	59	1,337	1,276	2,613	229	2005
Houston I, TX	101,350		1,420	1,296	111	1,422	1,405	2,827	270	2005
Houston II, TX	71,300		1,510	1,377	(49)	1,512	1,326	2,838	300	2005
Houston III, TX	61,145	532	575	524	182	576	705	1,280	128	2005
Houston IV, TX	43,775	(H)	960	875	67	961	940	1,902	180	2005
Houston V, TX	101,045	4477	1,153	6,122	231	1,156	6,350	7,506	751	2006
Keller, TX	61,885	2,548	890	4,727	80	890	4,806	5,697	699	2006

						Gross Carrying Amount
			Initial Cost			at December 31, 2008
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Sub- sequent to Acqui- sition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
La Porte, TX	45,100		842	761	207	843	967	1,810	174	2005
Lewisville, TX	58,190	1843	476	2,525	232	492	2,741	3,233	329	2006
Mansfield, TX	63,075		837	4,443	80	843	4,516	5,360	646	2006
McKinney I, TX	47,020	1342	1,632	1,486	71	1,634	1,555	3,189	274	2005
McKinney II, TX	70,050	4,237	855	5,076	54	857	5,128	5,985	752	2006
North Richland Hills, TX	57,175		2,252	2,049	101	2,252	2,150	4,402	384	2005
Roanoke, TX	59,300		1,337	1,217	87	1,337	1,304	2,641	234	2005
San Antonio I, TX	73,930		2,895	2,635	51	2,895	2,686	5,581	467	2005
San Antonio II, TX	73,180		1,047	5,558	56	1,052	5,610	6,662	648	2006
San Antonio III, TX	72,375		996	5,286	24	996	5,310	6,306	531	2007
Sherman I, TX	55,050	1561	1,904	1,733	67	1,906	1,798	3,704	317	2005
Sherman II, TX	48,425	1,862	1,337	1,217	64	1,337	1,281	2,618	228	2005
Spring, TX	72,801		580	3,081	(2)	580	3,079	3,660	459	2006
Murray I, UT	60,280	(C)	3,847	1,017	168	3,848	1,184	5,032	227	2005
Murray II, UT	48,896	(C)	1,182	312	105	1,182	417	1,599	81	2005
Salt Lake City I, UT	56,446	(C)	2,695	712	154	2,696	865	3,561	174	2005
Salt Lake City II, UT	53,676	(C)	2,074	548	144	2,075	691	2,766	137	2005
Fredericksburg I, VA	69,475		1,680	4,840	233	1,680	5,073	6,753	778	2005
Fredericksburg II, VA	61,452		1,757	5,062	288	1,758	5,349	7,108	811	2005
Milwaukee, WI	58,515	(I)	375	4,333	125	375	4,458	4,833	967	2004
USIFB	—		—	7,057	—	—	5,443	5,443	130	2007
Corporate Office			—	—	—	—	10,114	10,114	3,321	1977
Construction in Progress			—	—	—	—	600	600	—
			—	—		—
	24,894,291	(M)	359,848	1,315,514	204,651	387,443	1,500,680	1,888,123	328,165

(A) This facility is part of Yasky Loan portfolio, with a balance of $80,000 as of December 31, 2008.

(B) This facility is part of the YSI XXV Loan portfolio, with a balance of $8,093 as of December 31, 2008.

(C) This facility is part of the YSI XX Loan portfolio, with a balance of $65,953 as of December 31, 2008.

(D) This facility is part of the YSI II Loan portfolio, with a balance of $85,213 as of December 31, 2008.

(E) This facility is part of the YSI VI Loan portfolio, with a balance of $78,543 as of December 31, 2008.

(F) This facility is part of the YSI I Loan portfolio, with a balance of $85,105 as of December 31, 2008.

(G) This facility is part of the YSI XXVI Loan portfolio, with a balance of $9,724 as of December 31, 2008.

(H) This facility is part of the YSI XXVIII Loan portfolio, with a balance of $1,638 as of December 31, 2008.

(I) This facility is part of the YSI III Loan portfolio, with a balance of $85,020 as of December 31, 2008.

(J) This facility is part of the YSI XXX Loan portfolio, with a balance of $7,804 as of December 31, 2008.

(K) This facility is part of the YSI RT Secured Term Loan portfolio, with a balance of $57,419 as of December 31, 2008.

(L) Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

(M) Total square footage excludes held-for-sale asset

Activity in real estate facilities during 2008, 2007, and 2006 was as follows (in thousands):

	2008	2007	2006
Storage facilities
Balance at beginning of year	$1,916,396	$1,771,864	$1,386,786
Acquisitions & improvements	30,295	160,256	384,130
Dispositions and other	(59,168)	(21,206)	(534)
Contstruction in progress	600	5,482	1,482
Balance at end of year	$1,888,123	$1,916,396	$1,771,864

Accumulated depreciation
Balance at beginning of year	$269,278	$205,049	$140,491
Depreciation expense	77,580	68,355	64,728
Dispositions and other	(18,693)	(4,126)	(170)
Balance at end of year	$328,165	$269,278	$205,049

Net Storage facility assets	$1,559,958	$1,647,118	$1,566,815