Form 10-Q
period 2009-03-31
U-Store-It Trust
filed 2009-05-08
CIK 1298675

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009.

or

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

Commission file number: 001-32324

U-STORE-IT TRUST

(Exact Name of Registrant as Specified in its Charter)

Maryland	20-1024732
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

460 East Swedesford Road
Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

(610) 293-5700

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2009
common shares, $.01 par value	58,191,752

U-STORE-IT TRUST

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•         national and local economic, business, real estate and other market conditions;

•         the competitive environment in which we operate;

•         the execution of our business plan;

•         financing risks including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•         recent disruptions in the credit and financial markets and resulting difficulties in raising capital or obtaining credit at reasonable rates, or at all;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Storage facilities	$1,882,654	$1,888,123
Less: Accumulated depreciation	(337,605)	(328,165)
Storage facilities, net	1,545,049	1,559,958
Cash and cash equivalents	1,577	3,744
Restricted cash	16,244	16,217
Loan procurement costs, net of amortization	3,584	4,453
Assets held for sale	—	2,378
Other assets, net	8,599	10,909
Total assets	$1,575,053	$1,597,659

LIABILITIES AND EQUITY
Revolving credit facility	$163,000	$172,000
Unsecured term loan	200,000	200,000
Secured term loan	57,419	57,419
Mortgage loans and notes payable	545,461	548,085
Accounts payable, accrued expenses and other liabilities	29,927	39,410
Distributions payable	1,582	1,572
Deferred revenue	9,900	9,725
Security deposits	458	472
Other liabilities held for sale	—	22
Total liabilities	1,007,747	1,028,705

Noncontrolling interests of the Company	45,833	46,026

Commitments and contingencies

Shareholders’ equity:
Common shares $.01 par value, 200,000,000 shares authorized, 57,687,122 and 57,623,491 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	577	576
Additional paid-in capital	801,887	801,029
Accumulated other comprehensive loss	(6,302)	(7,553)
Accumulated deficit	(274,689)	(271,124)
Total shareholders’ equity	521,473	522,928
Total liabilities and equity	$1,575,053	$1,597,659

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES
Rental income	$53,813	$54,358
Other property related income	3,863	3,537
Total revenues	57,676	57,895
OPERATING EXPENSES
Property operating expenses	24,457	24,514
Depreciation and amortization	18,736	19,536
General and administrative	5,474	5,495
Total operating expenses	48,667	49,545
OPERATING INCOME	9,009	8,350
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(11,353)	(13,827)
Loan procurement amortization expense	(483)	(471)
Interest income	44	59
Other	(12)	68
Total other expense	(11,804)	(14,171)

LOSS FROM CONTINUING OPERATIONS	(2,795)	(5,821)
DISCONTINUED OPERATIONS
Income from discontinued operations	9	914
Net gain on disposition of discontinued operations	500	572
Total discontinued operations	509	1,486
NET LOSS	(2,286)	(4,335)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	177	351
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(2,109)	$(3,984)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.04)	$(0.09)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	0.01	0.02
Basic and diluted loss per share attributable to common shareholders	$(0.03)	$(0.07)

Weighted-average basic and diluted shares outstanding	57,687	57,593

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(2,577)	$(5,360)
Total discontinued operations	468	1,376
Net loss	$(2,109)	$(3,984)

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net loss	$(2,286)	$(4,335)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	19,219	20,466
Gain on disposition of discontinued operations	(500)	(572)
Equity compensation expense	858	856
Accretion of fair market value of debt	(116)	(132)
Changes in other operating accounts:
Other assets	1,475	2,762
Accounts payable and accrued expenses	(7,525)	(8,168)
Other liabilities	164	858
Net cash provided by operating activities	$11,289	$11,735

Investing Activities
Acquisitions, additions and improvements to storage facilities	(3,201)	(18,155)
Proceeds from sales of properties	2,852	4,426
Increase in restricted cash	(27)	(272)
Net cash used in investing activities	$(376)	$(14,001)

Financing Activities
Proceeds from:
Revolving credit facility	6,500	30,000
Principal payments on:
Revolving credit facility	(15,500)	(14,000)
Mortgage loans and notes payable	(2,508)	(1,316)
Distributions paid to shareholders	(1,445)	(10,386)
Distributions paid to noncontrolling interests	(127)	(914)
Loan procurement costs	—	(10)
Net cash (used in) provided by financing activities	$(13,080)	$3,374
(Decrease) increase in cash and cash equivalents	(2,167)	1,108
Cash and cash equivalents at beginning of period	3,744	4,517
Cash and cash equivalents at end of period	$1,577	$5,625
Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$11,335	$13,912
Supplemental disclosure of noncash activities:
Acquisition of facilities
Additions to storage facilities	—	$1,023
Derivative valuation adjustment	$1,094	$(1,548)
Foreign currency translation adjustment	$268	$3

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.  The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2009, owned a 91.9% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”) in addition to three other subsidiaries, which it has elected to treat as taxable REIT subsidiaries. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for each of the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

New Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 became effective for the Company on January 1, 2009.  The adoption of EITF 03-6-1 in 2009 did not have a material effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  SFAS 161 became effective for the Company on January 1, 2009.  The adoption of SFAS 161 in 2009 did not have a material effect on the consolidated financial statements.

3.  STORAGE FACILITIES

The value of the Company’s real estate assets are summarized as follows:

	March 31,	December 31,
	2009	2008
	(in thousands)

Land and improvements	$387,856	$387,831
Buildings and improvements	1,300,855	1,300,711
Equipment	192,292	198,981
Construction in progress	1,651	600
Total	1,882,654	1,888,123
Less accumulated depreciation	(337,605)	(328,165)
Storage facilities, net	$1,545,049	$1,559,958

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2009 to March 31, 2009:

Facility/Portfolio	Location	Transaction Date	Total Number of Facilities	Gross Purchase / Sale Price (in thousands)

2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1	$2,973

4.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

As of March 31, 2009, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, consisting of $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility as of March 31, 2009 was $363 million and was comprised of $200 million of term loan borrowings and $163 million of unsecured revolving loans.  As of March 31, 2009, approximately $87 million was available under the Company’s credit facility.  The facility has a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 termination date.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grate rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating. At March 31, 2009, borrowings under the unsecured credit facility had a weighted average interest rate of 1.82% and the Company was in compliance with all financial covenants of the agreement.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans each have a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  The Company currently intends to exercise these extension options prior to the November 20, 2009 termination date.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin. The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.   The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008. The nine YSI RT LLC assets had a net book value of approximately $69.2 million at March 31, 2009.  As of March 31, 2009, there were two term loans outstanding totaling $57.4 million that had a weighted average interest rate of 1.92% and the Company was in compliance with all financial covenants of the agreement.

5.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective Interest	Maturity
Mortgage Loan	2009	2008	Rate	Date
	(in thousands)

Acq VI	$1,689	$1,701	8.43%	Aug-09
YSI III	84,565	85,020	5.09%	Nov-09
YSI I	84,657	85,105	5.19%	May-10
YSI IV	6,128	6,150	5.25%	Jul-10
YSI XXVI	9,661	9,724	5.00%	Aug-10
YSI XXV	8,062	8,093	5.00%	Oct-10
Promissory notes	65	75	5.97%	Nov-10
YSI II	84,773	85,213	5.33%	Jan-11
YSI XII	1,551	1,561	5.97%	Sep-11
YSI XIII	1,333	1,342	5.97%	Sep-11
YSI VI	78,242	78,543	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	3,431	3,509	4.28%	Oct-12
YSI XIV	1,850	1,862	5.97%	Jan-13
YSI VII	3,208	3,224	6.50%	Jun-13
YSI VIII	1,833	1,842	6.50%	Jun-13
YSI IX	2,017	2,026	6.50%	Jun-13
YSI XVII	4,335	4,365	6.32%	Jul-13
YSI XXVII	528	532	5.59%	Nov-13
YSI XXX	7,744	7,804	5.59%	Nov-13
YSI XI	2,532	2,548	5.87%	Dec-13
YSI V	3,343	3,363	5.25%	Jan-14
YSI XXVIII	1,628	1,638	5.59%	Feb-14
YSI X	4,219	4,237	5.87%	Jan-15
YSI XV	1,951	1,961	6.41%	Jan-15
YSI XX	65,538	65,953	5.97%	Nov-15
Unamortized fair value adjustment	578	694

Total mortgage loans and notes payable	$545,461	$548,085

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at March 31, 2009 (in thousands):

2009	$92,081
2010	112,730
2011	88,565
2012	161,303
2013	21,759
2014 and thereafter	68,445
Total mortgage payments	544,883
Plus: Fair value adjustment	578
Total mortgage indebtedness	$545,461

The Company currently intends to fund its 2009 future principal payment requirements from cash provided by operating activities, proceeds from property dispositions and additional borrowings under our credit facility ($87 million available as of March 31, 2009).

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

6.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The Company had an interest rate cap agreement that effectively limited the interest rate on $40 million of credit facility borrowings at 5.50% per annum through June 2008.  The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2009 (dollars in thousands):

						FairValue
Hedge		Notional				March 31,	December 31,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2009	2008

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$(1,334)	$(1,683)
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009	(658)	(830)
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009	(275)	(326)
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009	(2,722)	(3,314)
						$(4,989)	$(6,153)

The fair value of the Company’s derivative financial instruments is classified in accounts payable, accrued expenses and other liabilities.

7.  FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted the methods of fair value as described in the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) to value its financial assets and liabilities. As defined in SFAS No. 157, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of tits derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades during the three months ended March 31, 2009 that would reduce the amount owed by the Company.

8.  NONCONTROLLING INTERESTS

The Company has adopted SFAS 160 effective January 1, 2009. Per SFAS 160, noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under SFAS 160, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  EITF D-98 also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 8.1% as of March 31, 2009 and December 31, 2008 of all outstanding units.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will continue to record these non controlling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of March 31, 2009 and December 31, 2008 as carrying cost exceeded the estimated redemption value.

The table below presents consolidated equity and noncontrolling interest activity for the period January 1, 2008 through March 31, 2008 as well as for the period January 1, 2009 through March 31, 2009 (in thousands):

	Shareholders’ Equity		Noncontrolling Interest
	2009	2008	2009	2008
Balance at January 1	$522,928	$555,619	$46,026	$48,982
Issuance of restricted shares	1	—	—	—
Amortization of restricted shares	415	474	—	—
Share compensation expense	443	382	—	—
Net loss	(2,109)	(4,037)	(177)	(298)
Adjustment for noncontrolling interest in the Operating Partnership	—	(9)	—	9
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	1,005	(1,548)	89	—
Unrealized gain on foreign currency translation	246	3	22	—
Distributions	(1,456)	(10,412)	(127)	(923)
Balance at March 31	$521,473	$540,472	$45,833	$47,770

The fair value of the Company’s common shares when calculated for the purposes of unit redemption will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  At December 31, 2008 and March 31, 2009, 5,079,923 units were outstanding, and as of March 31, 2009, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s share price was approximately $10.4 million.

The Company has a 97% interest in USIFB, LLP (“the Venture”), and through a wholly-owned subsidiary and together with its joint venture partner, operations began at one facility in London, England during 2008.  The Venture was formed to own, operate, acquire and develop self-storage facilities in England.  We have determined that the Venture is a variable interest entity as defined by FIN 46R, and that we are the primary beneficiary.  The 3% interest that is owned by our JV partner is reflected in noncontrolling interest on the consolidated balance sheet. Accordingly, the assets, liabilities and results of operations of the Venture are consolidated in our consolidated financial statements.  At March 31, 2009, the Venture had total assets of $6.0 million and total liabilities of $3.5 million and a mortgage loan of $3.4 million secured by assets with a net book value of $5.6 million.

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former trustee).  Pursuant to these lease agreements, we rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for the three months ended March 31, 2009 and March 31, 2008 was approximately $0.2 million, respectively.  We vacated the office space owned by Amsdell and Amsdell in 2007, but remained obligated under certain of the lease agreements through 2014.  Subsequently, we entered into a sublease agreement for the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of March 31, 2009 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2009	$340	$236
2010	453	314
2011	475	314
2012	475	314
2013	499	314
2014 and thereafter	499	315
	$2,741	$1,807

10.  DISCONTINUED OPERATIONS

For the three months ended March 31, 2009 and March 31, 2008, income from discontinued operations relates to one property sold through March 31, 2009 and 23 properties that the Company sold during 2008.  Each of the sales during 2009 and 2008 resulted in the recognition of a gain, which in the aggregate totaled $0.5 million and $19.7 million, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three months ended March 31, 2009 and March 31, 2008 (in thousands):

	Three Months Ended
	March 31,
	2009	2008
REVENUES
Rental income	$35	$2,227
Other property related income	2	173
Total revenues	37	2,400
OPERATING EXPENSES
Property operating expenses	28	1,028
Depreciation	—	458
Total operating expenses	28	1,486
INCOME FROM DISCONTINUED OPERATIONS	9	914
Net gain on disposition of discontinued operations	500	572
Total discontinued operations	$509	$1,486

11.  COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2009	2008
NET LOSS	$(2,286)	$(4,335)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	1,094	(1,548)
Unrealized income on foreign currency translation	268	3
COMPREHENSIVE LOSS	$(924)	$(5,880)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2008.

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At March 31, 2009 and December 31, 2008, the Company owned 386 and 387 self-storage facilities, respectively, totaling approximately 24.9 million square feet and 25.0 million square feet, respectively.

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

Currently, the United States is in a recession that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on increasing our internal growth and selectively pursuing targeted dispositions and selective acquisitions and developments of self-storage facilities. We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company’s self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 18%, 16%, 9% and 7%, respectively, of total revenues during the three months ended March 31, 2009.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to an understanding of the unaudited consolidated financial statements included in this report. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

Self-Storage Facilities

The Company records self-storage facilities at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from 5 to 39 years. Expenditures for significant renovations or improvements that extend the useful lives of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

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

Recent Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 became effective for the Company on January 1, 2009.  The adoption of EITF 03-6-1 in 2009 did not have a material effect on the consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  SFAS 161 became effective for the Company on January 1, 2009.  The adoption of SFAS 161 in 2009 did not have a material effect on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 became effective on January 1, 2009 and resulted in the elimination of minority interests, and the inclusion of noncontrolling interests in the mezzanine level of our Consolidated Balance Sheets.  Additionally, certain Statement of Operations captions were reclassified to conform to the required format of SFAS 160.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2009 and 2008.  At March 31, 2009 and 2008, the Company owned 386 and 408 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of self-storage facilities from January 1, 2008 through March 31, 2009 (unaudited):

	2009	2008
Balance - Beginning of year	387	409
Facilities acquired	—	1
Facilities consolidated	—	—
Facilities sold	(1)	(23)
Balance - End of period	386	387

  The facility acquired in January 2008 was purchased for a gross purchase price of $13.3 million, is located in Washington, DC and is commonly referred to as the Uptown asset.  Results of operations for the Uptown asset from and after the acquisition date are included in the consolidated statements of operations.

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

The following table and subsequent discussion provides information pertaining to our portfolio for the three months ended March 31, 2009 and 2008 (dollars in thousands):

					Properties		Other/
	Same Store Property Portfolio				Acquired		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2009	2008	(Decrease)	Change	2009	2008	2009	2008	2009	2008	(Decrease)	Change

REVENUES:
Rental income	$52,996	$53,705	$(709)	-1%	$817	$653	$—	$—	$53,813	$54,358	$(545)	-1%
Other property related income	3,516	3,265	251	8%	347	272	—	—	3,863	3,537	326	9%
Total revenues	56,512	56,970	(458)	-1%	1,164	925	—	—	57,676	57,895	(219)	0%

OPERATING EXPENSES:
Property operating expenses	22,088	22,134	(46)	0%	621	646	1,748	1,734	24,457	24,514	(57)	0%
Subtotal	22,088	22,134	(46)	0%	621	646	1,748	1,734	24,457	24,514	(57)	0%

NET OPERATING INCOME:	34,424	34,836	(412)	-1%	543	279	(1,748)	(1,734)	33,219	33,381	(162)	0%
Depreciation and amortization									18,736	19,536	(800)	-4%
General and administrative									5,474	5,495	(21)	0%
Subtotal									24,210	25,031	(821)	-3%
Operating income									9,009	8,350	659	8%
Other Income (Expense):
Interest:
Interest expense on loans									(11,353)	(13,827)	(2,474)	-18%
Loan procurement amortization expense									(483)	(471)	12	3%
Interest income									44	59	(15)	-25%
Other									(12)	68	(80)	-118%
Total other expense									(11,804)	(14,171)	(2,367)	-17%
LOSS FROM CONTINUING OPERATIONS									(2,795)	(5,821)	3,026	52%
DISCONTINUED OPERATIONS
Income from discontinued operations									9	914	(905)	-99%
Net gain on disposition of discontinued operations									500	572	(72)	-13%
Total discontinued operations									509	1,486	(977)	-66%

NET LOSS									(2,286)	(4,335)	2,049	47%
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS									177	351	(174)	-50%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(2,109)	$(3,984)	$1,875	47%

Total Portfolio

Total Revenues

Rental income decreased from $54.4 million for the three months ended March 31, 2008 to $53.8 million for the three months ended March 31, 2009, a decrease of $0.6 million, or 1%. This decrease is primarily attributable to a decrease of rental income from the same-store properties of $0.7 million due to decreased occupancy levels during the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Other property related income increased from $3.5 million for the three months ended March 31, 2008 to $3.9 million for the three months ended March 31, 2009, an increase of $0.4 million, or 9%. This increase is primarily attributable to increased tenant administrative fee income and tenant insurance income across the portfolio of storage facilities during the first quarter of 2009 as compared to the first quarter of 2008.

Total Operating Expenses

Property operating expenses for the three months ended March 31, 2009 and for the three months ended March 31, 2008 were $24.5 million.  Increases of $0.3 million in marketing expense and $0.1 million in property tax expense during the 2009 period as compared to the 2008 period were offset by decreases of $0.2 million in repairs and maintenance expenses and $0.2 million in insurance expenses, respectively.

Depreciation and amortization decreased from $19.5 million for the three months ended March 31, 2008 to $18.7 million for the three months ended March 31, 2009, a decrease of $0.8 million, or 4%. The decrease is primarily attributable to amortization expense of $1.9 million incurred during the three months ended March 31, 2008 related to two finite-lived intangible assets acquired by the Company during 2008 and 2007, with similar amortization of $0.1 million during the three months ended March 31, 2009, offset by an increase in depreciation expense during the 2009 period of $1.0 million as compared to the 2008 period related to capital improvements during 2008 and 2009.

Total Other Expenses

Interest expense decreased from $13.8 million for the three months ended March 31, 2008 to $11.4 million for the three months ended March 31, 2009, a decrease of $2.4 million, or 18%. The decrease is attributable to lower interest rates on unsecured debt as well as lower outstanding borrowings on the credit facility during the 2009 period as compared to the 2008 period resulting in an overall decrease in interest expense during 2009 as compared to 2008.

Interest income remained constant at $0.1 million for the three months ended March 31, 2009 and for the three months ended March 31, 2008.

Discontinued Operations

Income from discontinued operations decreased from $0.9 million for the three months ended March 31, 2008 to $9,000 for the three months ended March 31, 2009, a decrease of $0.9 million, or 99%.  The decrease is primarily attributed to income generated in the 2008 period with no similar income generated in the 2009 period for the 2008 dispositions as the Company did not own the properties in 2009.  Net gains on disposition of discontinued operations decreased from $0.6 million for the three months ended March 31, 2008 to $0.5 million for the three months ended March 31, 2009 as a result of the sale of two assets for gains of $0.6 million during the three months ended March 31, 2008 compared to the sale of one asset for a gain of $0.5 million for the three months ended March 31, 2009.

Same-Store Property Portfolio

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

Same-store revenues decreased from $57.0 million for the three months ended March 31, 2008 to $56.5 million for the three months ended March 31, 2009, a decrease of $0.5 million, or 1%, primarily attributable to a 2% decrease in average occupancy rates on the same-store portfolio in the 2009 period compared to the 2008 period.  Same-store property operating expenses remained constant at $22.1 million for the three months ended March 31, 2008 and March 31, 2009.  Increases of $0.1 million in advertising and $0.1 million in real estate taxes were offset by a decrease of $0.2 million in repairs and maintenance in the 2009 period as compared to the 2008 period.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net loss: interest expense on loans, loan procurement amortization expense, depreciation and amortization, and general and administrative; and deducting: income from discontinued operations, gains on disposition of discontinued operations, other and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2009 to the Three Months Ended March 31, 2008

A comparison of cash flow for operating, investing and financing activities for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009	2008	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$11,289	$11,735	$(446)
Investing activities	$(376)	$(14,001)	$13,625
Financing activities	$(13,080)	$3,374	$(16,454)

Cash provided by operating activities decreased from $11.7 million in 2008 to $11.3 million in 2009, a decrease of $0.4 million, or 4%. The decrease is primarily attributable to (a) a decrease in depreciation and amortization expense of $1.2 million in the 2009 period as compared to the 2008 period, (b) a decrease in the change in other assets of $1.3 million during the 2009 period as compared to the 2008 period as a result of the timing of certain payments, offset by (i) net loss of $2.3 million in the 2009 period as compared $4.3 million in 2008, (ii) a decrease of $0.6 million in the change in accounts payable and accrued expenses during the 2009 period as compared to the 2008 period as a result of the timing of certain payments, and (iii) decreased gains on dispositions of $0.1 million in the 2009 period as compared to the 2008 period due to two dispositions during the 2008 period as compared to one disposition during the 2009 period.

Cash used in investing activities decreased from $14.0 million in 2008 to $0.4 million in 2009, a decrease of 97%. The decrease is primarily attributable to (i) higher acquisition activity in the 2008 period (one facility for an aggregate purchase price of $13.3 million) relative to the 2009 period (no facility acquisition activity), (ii) proceeds from the 2009 dispositions of $2.9 million compared to $4.4 million of proceeds during the 2008 period and (iii) a decrease in capital additions of $0.7 million in the 2009 period as compared to the 2008 period.

Cash used in or provided by financing activities changed from proceeds of $3.4 million in 2008 to a use of $13.1 million in 2009, a change of $16.5 million. The change is primarily attributable to net borrowings of $14.7 million during the 2008 period as compared to net principal payments of $11.5 million in the 2009 period and a decrease in the dividends paid during 2009 to $0.025 per share from $0.18 per share in 2008, which reduced distributions paid to shareholders and minority interests by $9.7 million in the quarter ended March 31, 2009 as compared to the quarter ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $1.6 million in available cash and cash equivalents. In addition, we had approximately $87.0 million of available borrowings under our revolving credit facility.

In November 2006, we and our Operating Partnership entered into a three-year, $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving credit facility. The facility consists of a $200 million unsecured term loan and a $250 million revolving credit facility.  The facility has a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 termination date.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  At March 31, 2009, borrowings under the unsecured credit facility had a weighted average interest rate of 1.82%.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million. The term loans each have a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  The Company currently intends to exercise these extension options prior to the November 20, 2009 termination date.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin.  The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of March 31, 2009, there were two secured term loans outstanding totaling $57.4 million.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.  As of March 31, 2009, the outstanding term loans had an interest rate of 1.92%.

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

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2009, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum and on $25 million of borrowings at 2.3400% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  In May 2008, the Company entered into interest rate swap agreements for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 20, 2009.  The notional amount at March 31, 2009 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.  The Company is exposed to the potential risk of counterparty default or non-payment with respect to its interest rate swap agreements, in which event the Company could suffer a material loss on the value of those agreements; however, the Company does not currently believe that its counterparties on its swap agreements are likely to default or not perform their obligations under those agreements.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly.  We expect such recurring capital expenditures in the 2009 fiscal year to be approximately $7 million to $9 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and secured term loans, are approximately $513 million in 2009 and $113 million in 2010.

Although recent credit-market disruptions have significantly affected our near term ability to obtain additional capital, we expect to meet our 2009 liquidity needs of $7 million to $9 million of recurring capital expenditures and $513 million of schedule principal payments, which includes approximately $92.1 million of required principal payments related to mortgage loans and notes payable, by (i) exercising our option to extend the termination date of the credit facility and secured term loans from November 20, 2009 to November 20, 2010, resulting in deferring $420.4 million of principal payments to 2010 from 2009, (ii) borrowing $87 million under our credit facility, and (iii) generating cash from operations in excess of the remaining liquidity needs.

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

Our liquidity needs beyond 2010 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under a new or revised revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

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

Our financial instruments consist of both fixed and variable rate debt.  As of March 31, 2009, our consolidated debt consisted of $545.5 million in fixed rate loans payable, $163.0 million in borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $57.4 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt, excluding the effect of interest rate swap derivatives, increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $4.2 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $4.2 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $12.7 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $13.1 million.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. At March 31, 2009, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum, $25 million of borrowings at 2.3400% per annum and $200 million of borrowings at 2.7625% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  The notional amount at March 31, 2009 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that as of March 31, 2009, our disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three-month period ended March 31, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans of Programs (2)

January 1- January 31	2,866	3.79	N/A	3,000,000
February 1- February 28	0	N/A	N/A	3,000,000
March 1- March 31	954	1.78	N/A	3,000,000

Total	3,820		N/A	3,000,000

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

ITEM 6.  EXHIBITS

Exhibit No.

10.1*†

Indemnification Agreement, dated as of February 26, 2009, by and among U-Store-It Trust, U-Store-It, L.P. and Jeffrey Foster, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009.

10.2*†

Severance and General Release Agreement dated February 10, 2009 by and between U-Store-It Trust and Kathleen Weigand, incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009.

10.3*†

Severance and General Release Agreement dated December 31, 2008 by and between U-Store-It Trust and Steve Nichols, incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K, filed on March 2, 2009.

12.1	Statement re Computation of Ratios of U-Store-It Trust

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference as above indicated.
†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST

(Registrant)

Date: May 8, 2009	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2009	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)