Form 10-Q
period 2009-06-30
U-Store-It Trust
filed 2009-08-10
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2009
common shares, $.01 par value	60,664,846

U-STORE-IT TRUST

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. As a result, you should not rely on any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this Report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirely by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks referenced in Item 1A. “Risk Factors” in the U-Store-It Trust Annual Report on Form 10-K for the year ended December 31, 2008, in Part II. Item 1A. “Risk Factors” set forth below and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

•                  national and local economic, business, real estate and other market conditions;

•                  the effect of competition from new and existing self-storage facilities or other storage alternatives, which would cause rents and occupancy rates to decline;

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

•                  increases in insurance premiums, property tax assessments and other operating and maintenance expenses;

•                  risks related to our participation in joint ventures;

•                  counterparty non-performance related to the use of derivative financial instruments;

•                  our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•                  difficulties in our ability to evaluate, finance and integrate acquired and developed properties into our existing operations and to lease up those properties, which could adversely affect our profitability;

•                  delays in the development and construction process, which could adversely affect our profitability;

•                  the impact of the regulatory environment as well as national, state, and local laws and regulations including, without limitation, those governing REITs, which could increase our expenses and reduce our cash available for distribution;

•                  potential liability for uninsured losses and environmental contamination;

•                  risks associated with international operations including, but not limited to, unfavorable foreign currency rate fluctuations that could adversely affect our earnings and cash flows;

•                  disruptions or shutdowns of our automated processes and systems; and

•                  general risks associated with the ownership and operation of real estate including changes in  demand, adverse changes in tax, real estate and zoning laws and regulations, the impact of natural disasters and potential terrorist attacks and acts of war.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required in securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Storage facilities	$1,869,114	$1,888,123
Less: Accumulated depreciation	(344,029)	(328,165)
Storage facilities, net	1,525,085	1,559,958
Cash and cash equivalents	1,657	3,744
Restricted cash	18,798	16,217
Loan procurement costs, net of amortization	5,392	4,453
Assets held for sale	—	2,378
Other assets, net	11,780	10,909
Total assets	$1,562,712	$1,597,659

LIABILITIES AND EQUITY
Revolving credit facility	$104,000	$172,000
Unsecured term loan	200,000	200,000
Secured term loan	46,447	57,419
Mortgage loans and notes payable	593,182	548,085
Accounts payable, accrued expenses and other liabilities	32,212	39,410
Distributions payable	1,630	1,572
Deferred revenue	9,484	9,725
Security deposits	472	472
Other liabilities held for sale	—	22
Total liabilities	987,427	1,028,705

Noncontrolling interests of the Company	45,649	46,026

Commitments and contingencies

Shareholders’ equity:
Common shares $.01 par value, 200,000,000 shares authorized, 60,137,647 and 57,623,491 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	601	576
Additional paid-in capital	812,247	801,029
Accumulated other comprehensive loss	(4,165)	(7,553)
Accumulated deficit	(279,047)	(271,124)
Total shareholders’ equity	529,636	522,928
Total liabilities and equity	$1,562,712	$1,597,659

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months EndedJune 30,
	2009	2008	2009	2008

REVENUES
Rental income	$52,336	$54,274	$105,890	$108,399
Other property related income	4,676	4,096	8,511	7,625
Total revenues	57,012	58,370	114,401	116,024
OPERATING EXPENSES
Property operating expenses	26,002	24,777	50,370	49,168
Depreciation and amortization	18,700	19,817	37,365	39,289
General and administrative	5,626	6,469	11,102	11,964
Total operating expenses	50,328	51,063	98,837	100,421
OPERATING INCOME	6,684	7,307	15,564	15,603
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(11,473)	(12,965)	(22,826)	(26,791)
Loan procurement amortization expense	(545)	(486)	(1,028)	(957)
Interest income	55	32	100	91
Other	(1)	71	(13)	139
Total other expense	(11,964)	(13,348)	(23,767)	(27,518)

LOSS FROM CONTINUING OPERATIONS	(5,280)	(6,041)	(8,203)	(11,915)

DISCONTINUED OPERATIONS
Income from discontinued operations	72	1,031	209	2,001
Net gain on disposition of discontinued operations	2,122	5,308	2,622	5,880
Total discontinued operations	2,194	6,339	2,831	7,881
NET INCOME (LOSS)	(3,086)	298	(5,372)	(4,034)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	242	(35)	419	315
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(2,844)	$263	$(4,953)	$(3,719)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.08)	$(0.10)	$(0.13)	$(0.19)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	0.03	0.11	0.04	0.13
Basic and diluted earnings (loss) per share attributable to common shareholders	$(0.05)	$0.01	$(0.09)	$(0.06)

Weighted-average basic and diluted shares outstanding	58,165	57,620	57,928	57,606

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(4,860)	$(5,634)	$(7,554)	$(11,094)
Total discontinued operations	2,016	5,897	2,601	7,375
Net income (loss)	$(2,844)	$263	$(4,953)	$(3,719)

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2009	2008

Operating Activities
Net loss	$(5,372)	$(4,034)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	38,503	41,127
Gain on disposition of discontinued operations	(2,622)	(5,880)
Equity compensation expense	1,714	1,669
Accretion of fair market value adjustment of debt	(233)	(266)
Changes in other operating accounts:
Other assets	(1,257)	1,430
Accounts payable and accrued expenses	(3,374)	(5,905)
Other liabilities	(197)	749
Net cash provided by operating activities	$27,162	$28,890

Investing Activities
Acquisitions, additions and improvements to storage facilities	(8,339)	(22,613)
Proceeds from sales of properties	11,180	16,173
Increase in restricted cash	(2,581)	(2,381)
Net cash provided by (used in) investing activities	$260	$(8,821)

Financing Activities
Proceeds from:
Revolving credit facility	9,500	36,700
Secured term loans	—	9,975
Mortgage loans and notes payable	51,900	—
Principal payments on:
Revolving credit facility	(77,500)	(43,500)
Secured term loans	(10,972)	—
Mortgage loans and notes payable	(6,570)	(4,350)
Proceeds from issuance of common shares, net	9,530	—
Distributions paid to shareholders	(2,900)	(20,799)
Distributions paid to noncontrolling interests	(254)	(1,828)
Loan procurement costs	(2,243)	(133)
Net cash used in financing activities	$(29,509)	$(23,935)

Decrease in cash and cash equivalents	(2,087)	(3,866)

Cash and cash equivalents at beginning of period	3,744	4,517
Cash and cash equivalents at end of period	$1,657	$651

Supplemental Cash Flow Information
Cash paid for interest, net of interest capitalized	$22,700	$27,231
Supplemental disclosure of noncash activities:
Acquisition of facilities
Additions to storage facilities	$—	$1,023
Derivative valuation adjustment	$2,915	$945
Foreign currency translation adjustment	$769	$3

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.  The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2009, owned a 92.2% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”) in addition to three other subsidiaries, which it has elected to treat as taxable REIT subsidiaries. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for each of the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  SFAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  SFAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact SFAS 166 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. SFAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  SFAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  SFAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  SFAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact SFAS 167 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“SFAS

168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In June 2008, the FASB issued FASB Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”).  EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  EITF 03-6-1 became effective for the Company on January 1, 2009.  The adoption of EITF 03-6-1 in 2009 did not have a material effect on the consolidated financial statements.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets are summarized as follows:

	June 30,	December 31,
	2009	2008
	(in thousands)

Land and improvements	$386,649	$387,831
Buildings and improvements	1,297,109	1,300,711
Equipment	182,755	198,981
Construction in progress	2,601	600
Total	1,869,114	1,888,123
Less accumulated depreciation	(344,029)	(328,165)
Storage facilities, net	$1,525,085	$1,559,958

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2009 to June 30, 2009:

Facility/Portfolio	Location	Transaction Date	Total Number of Facilities	Gross Purchase / Sale Price (in thousands)

2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1	$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1	2,825
S. Palmetto Asset	Ontario, CA	June 2009	1	5,925
				$11,723

4.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

As of June 30, 2009, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, consisting of $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility as of June 30, 2009 was $304 million and was comprised of $200 million of term loan borrowings and $104 million of unsecured revolving loans.  As of June 30, 2009, approximately $146 million was available under the Company’s credit facility.  The facility has a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company currently intends to exercise this extension option prior to the November 20, 2009 maturity date unless the Company procures a replacement credit facility prior to that time making such extension unnecessary.  See Note 12 - Subsequent Events.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grate rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating. At June 30, 2009, borrowings under the unsecured credit facility had a weighted average interest rate of 1.81% and the Company was in compliance with all financial covenants of the agreement.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans each have a November 20, 2009 termination date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  The Company currently intends to exercise these extension options prior to the November 20, 2009 termination date unless the Company is able to refinance such term loans prior to that time making such extension unnecessary.  See Note 12 - Subsequent Events.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin. The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.   The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.   As of June 30, 2009, there was one term loan outstanding totaling $46.4 million that had a weighted average interest rate of 1.91% and the Company was in compliance with all financial covenants of the agreement.

5.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective Interest	Maturity
Mortgage Loan	2009	2008	Rate	Date
	(in thousands)

Acq VI	$—	$1,701	8.43%	Aug-09
YSI III	84,128	85,020	5.09%	Nov-09
YSI I	84,228	85,105	5.19%	May-10
YSI IV	6,108	6,150	5.25%	Jul-10
YSI XXVI	9,601	9,724	5.00%	Aug-10
YSI XXV	8,034	8,093	5.00%	Oct-10
Promissory notes	16	75	5.97%	Nov-10
YSI II	84,351	85,213	5.33%	Jan-11
YSI XII	1,541	1,561	5.97%	Sep-11
YSI XIII	1,325	1,342	5.97%	Sep-11
YSI VI	77,959	78,543	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	3,981	3,509	4.28%	Oct-12
YSI XIV	1,838	1,862	5.97%	Jan-13
YSI VII	3,194	3,224	6.50%	Jun-13
YSI VIII	1,825	1,842	6.50%	Jun-13
YSI IX	2,007	2,026	6.50%	Jun-13
YSI XVII	4,306	4,365	6.32%	Jul-13
YSI XXVII	524	532	5.59%	Nov-13
YSI XXX	7,687	7,804	5.59%	Nov-13
YSI XI	2,517	2,548	5.87%	Dec-13
YSI V	3,323	3,363	5.25%	Jan-14
YSI XXVIII	1,618	1,638	5.59%	Feb-14
YSI XXXIV	15,000	—	8.00%	Jun-14
YSI X	4,201	4,237	5.87%	Jan-15
YSI XV	1,941	1,961	6.41%	Jan-15
YSI XX	65,118	65,953	5.97%	Nov-15
YSI XXXV	4,500	—	6.90%	Jul-19
YSI XXXII	6,200	—	6.75%	Jul-19
YSI XXXI	14,000	—	6.75%	Jun-19
YSI XXXIII	11,650	—	6.42%	Jul-19
Unamortized fair value adjustment	461	694

Total mortgage loans and notes payable	$593,182	$548,085

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at June 30, 2009 (in thousands):

2009	$88,278
2010	113,246
2011	89,151
2012	162,475
2013	22,432
2014 and thereafter	117,139
Total mortgage payments	592,721
Plus: Fair value adjustment	461
Total mortgage indebtedness	$593,182

The Company currently intends to fund its 2009 future principal payment requirements from cash provided by operating activities, proceeds from property dispositions and additional borrowings under our credit facility (approximately $146 million available as of

June 30, 2009).   As of June 30, 2009 we were in compliance with all events of default covenants under the applicable loan agreements.

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. In addition, the current dislocation in the United States debt markets has significantly reduced the availability and increased the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  Our ability to access the debt and equity capital markets will also be dependent upon a number of factors, including general market conditions for REITs and market perceptions about us.  Consequently, we can provide no assurance that such capital will be readily available in the foreseeable future.

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

The Company had an interest rate cap agreement that effectively limited the interest rate on $40 million of credit facility borrowings at 5.50% per annum through June 2008.  The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2009 (dollars in thousands):

						FairValue
Hedge		Notional				June 30,	December 31,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2009	2008

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$(836)	$(1,683)
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009	(412)	(830)
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009	(186)	(326)
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009	(1,804)	(3,314)
						$(3,238)	$(6,153)

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•       Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades during the three and six months ended June 30, 2009 that would reduce the amount owed by the Company.

In April 2009, the FASB issued FASB Staff Position on SFAS 107, “Disclosures about Fair Value of Financial Instruments”, and APB Opinion 28, “Interim Financial Reporting”, entitled “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 amends SFAS 107 by requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and APB 28 by requiring disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of June 30, 2009, the carrying value and estimated fair value of the Company’s debt was $943.6 million and $904.3 million, respectively. As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $977.5 million and $951.0 million respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

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

However, per FASB Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“EITF D-98”), securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance in EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” to evaluate whether the Company controls the actions or events necessary to presume share settlement.  EITF D-98 also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 7.8% as of June 30, 2009 and 8.1 % as of December 31, 2008 of all outstanding units.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain circumstances that could result in a settlement outside the control of the Company. Accordingly, consistent with EITF D-98, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of June 30, 2009 and December 31, 2008 as carrying cost exceeded the estimated redemption value.

The table below presents consolidated equity and noncontrolling interest activity for the period January 1, 2008 through June 30, 2008 as well as for the period January 1, 2009 through June 30, 2009 (in thousands):

	Shareholders’ Equity		Noncontrolling Interest
	2009	2008	2009	2008
Balance at January 1	$522,928	$555,619	$46,026	$48,982
Issuance of restricted shares	1	—	—	—
Amortization of restricted shares	415	474	—	—
Share compensation expense	443	382	—	—
Net loss	(2,109)	(4,037)	(177)	(298)
Adjustment for noncontrolling interest in the Operating Partnership	—	(9)	—	9
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	1,005	(1,548)	89	—
Unrealized gain on foreign currency translation	246	3	22	—
Distributions	(1,456)	(10,412)	(127)	(923)
Balance at March 31	$521,473	$540,472	$45,833	$47,770
Issuance of restricted shares	27	—	—	—
Issuance of common shares	9,503	—	—	—
Amortization of restricted shares	409	344	—	—
Share compensation expense	447	469	—	—
Net income (loss)	(2,844)	263	(242)	35
Adjustment for noncontrolling interest in the Operating Partnership	—	(242)	—	242
Other comprehensive income (loss):
Unrealized gain on interest rate swap	1,675	2,493	146	—
Unrealized gain on foreign currency translation	462	—	39	—
Distributions	(1,516)	(10,410)	(127)	(923)
Balance at June 30	$529,636	$533,389	$45,649	$47,124

The fair value of the Company’s common shares when calculated for the purposes of unit redemption will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  At December 31, 2008 and June 30, 2009, 5,079,923 units were outstanding, and as of June 30, 2009, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s share price was approximately $22.9 million.

The Company has a 97% interest in USIFB, LLP (“the Venture”), and through a wholly-owned subsidiary and together with its joint venture partner, operations began at one facility in London, England during 2008.  The Venture was formed to own, operate, acquire and develop self-storage facilities in England.  We have determined that the Venture is a variable interest entity as defined by FIN 46R, and that we are the primary beneficiary.  The 3% interest that is owned by our joint venture partner is reflected in noncontrolling interest on the consolidated balance sheet. Accordingly, the assets, liabilities and results of operations of the Venture are consolidated in our consolidated financial statements.  At June 30, 2009, the Venture had total assets of $7.0 million and total liabilities of $4.1 million and a mortgage loan of $4.0 million secured by assets with a net book value of $6.5 million.

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former trustee).  Pursuant to these lease agreements, we rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three months ended June 30, 2009 and June 30, 2008 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the six months ended June 30, 2009 and June 30, 2008 was approximately $0.2 million.  We vacated the office space owned by Amsdell and Amsdell in 2007, but remained obligated under certain of the lease agreements through 2014.  Subsequently, we entered into a sublease agreement for the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of June 30, 2009 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2009	$227	$157
2010	453	314
2011	475	314
2012	475	314
2013	499	314
2014 and thereafter	499	315
	$2,628	$1,728

10.  DISCONTINUED OPERATIONS

For the three months ended June 30, 2009 and June 30, 2008, income from discontinued operations relates to two properties sold through June 30, 2009 and five properties that the Company sold during 2008.  For the six months ended June 30, 2009 and June 30, 2008, income from discontinued operations relates to three properties sold during 2009 and seven properties sold during 2008.  Each of the sales during 2009 resulted in the recognition of a gain, which in the aggregate totaled $2.1 million and $2.6 million for the three and six months ended June 30, 2009, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and six months ended June 30, 2009 and June 30, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
REVENUES
Rental income	$162	$2,170	$454	$4,630
Other property related income	19	168	48	347
Total revenues	181	2,338	502	4,977

OPERATING EXPENSES
Property operating expenses	69	836	183	1,980
Depreciation	40	471	110	996
Total operating expenses	109	1,307	293	2,976

INCOME FROM DISCONTINUED OPERATIONS	72	1,031	209	2,001
Net gain on disposition of discontinued operations	2,122	5,308	2,622	5,880
Total discontinued operations	$2,194	$6,339	$2,831	$7,881

11.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

NET INCOME (LOSS)	$(3,086)	$298	$(5,372)	$(4,034)
Other comprehensive income:
Unrealized gain on derivative financial instruments	1,821	2,493	2,915	945
Unrealized income on foreign currency translation	501	—	769	3
COMPREHENSIVE INCOME (LOSS)	$(764)	$2,791	$(1,688)	$(3,086)

12.  SUBSEQUENT EVENTS

New Credit Facility

On August 6, 2009, the Company received a commitment letter and term sheet from Wells Fargo Securities, LLC and Bank of America Merrill Lynch, for a new credit facility.  The Company launched the syndication process in early July and by August 7, 2009 had received $420 million of lender commitments for a new, senior secured credit facility. The syndication efforts will continue through mid-August at which time the Company will determine the appropriate size and composition of the new facility. The term sheet contemplates, and the Company expects, the facility to be comprised of a $200 million secured term loan and a $250 million secured revolving credit facility. The new credit facility will have a three-year term and will be secured by the real and personal property interests in certain of the Company’s properties. The Company will use the proceeds from the new credit facility to repay outstanding balances under and to replace its existing $450 million credit facility, which is scheduled to mature on November 20, 2009, and to repay a $46 million secured term loan.  See Note 4 – Revolving Credit Facility, Unsecured Term Loan and Secured Term Loan.

The term sheet provides for customary covenants including a maximum leverage ratio of 65 percent (67.5 percent during the initial year of the agreement), a minimum fixed charge coverage ratio of 1.45x, a minimum tangible net worth covenant, and limitations on certain permitted investments, dividends and distributions, and the amount of floating rate interest exposure. Pricing on the new facility will range, depending on leverage levels, from 3.25 to 4.00 percent over LIBOR, with a LIBOR floor of 1.5 percent.

The new credit facility is subject to lender due diligence, formal documentation and closing requirements, and is expected to close in the fourth quarter of 2009.

Joint Venture

On August 6, 2009, the Company, through a wholly-owned affiliate, signed a definitive agreement to form a joint venture with an affiliate of Heitman, LLC. Under the joint venture agreement, the Company’s joint venture partner will contribute cash to a newly-formed limited partnership and the Company will contribute certain unencumbered wholly-owned properties with an agreed upon value of approximately $102 million to such limited partnership. In exchange for its contribution of those properties, the Company will receive a cash distribution from the joint venture partnership of approximately $51 million and will retain a 50 percent interest in the joint venture.  The Company will be the managing partner of the joint venture.   The Company will be the manager of the properties owned by the joint venture and will be paid a market rate management fee for its management services. The joint venture transaction is subject to customary due diligence and closing requirements, and is anticipated to close by August 31, 2009.

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. As of June 30, 2009 and December 31, 2008, the Company owned 384 and 387 self-storage facilities, respectively, totaling approximately 24.7 million rentable square feet and 25.0 million rentable square feet, respectively.

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

The Company’s self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 9% and 7%, respectively, of total revenues during the three months ended June 30, 2009.  During the six months ended June 30, 2008, the facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 9% and 7%, respectively, of total revenues.

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

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities at fair value which may include an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available. Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements and estimates of depreciated replacement cost of equipment.

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities, which may include value of in place leases, above or below market lease intangibles, and tenant relationships.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.   Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  No impairment was recorded for the periods ended June 30, 2009 and 2008.

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

Typically these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction; and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.  Properties classified as held for sale are reported as the lesser of carrying value or fair value less estimated costs to sell.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) [ASC 860], which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  FAS 166 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 166 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”) [ASC 810-10], which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  FAS 167 is effective for fiscal years beginning after November 15, 2009. We have not completed our assessment of the impact FAS 167 will have on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  SFAS 160 became effective on January 1, 2009 and resulted in the elimination of minority interests, and the inclusion of noncontrolling interests in our Consolidated Balance Sheets.  Additionally, certain Statement of Operations captions were reclassified to conform to the required format of SFAS 160.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2009 and 2008.  At June 30, 2009 and 2008, the Company owned 384 and 403 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of self-storage facilities from January 1, 2008 through June 30, 2009 (unaudited):

	2009	2008
Balance - Beginning of year	387	409
Facilities acquired	—	1
Facilities consolidated	—	—
Facilities sold	(3)	(23)
Balance - End of period	384	387

The facility acquired in January 2008 was purchased for a gross purchase price of $13.3 million, is located in Washington, DC and is commonly referred to as the Uptown asset.  Results of operations for the Uptown asset from and after the acquisition date are included in the consolidated statements of operations.

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

The following table and subsequent discussion provides information pertaining to our portfolio for the three months ended June 30, 2009 and 2008 (dollars in thousands):

					Properties		Other/
	Same Store Property Portfolio				Acquired		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2009	2008	(Decrease)	Change	2009	2008	2009	2008	2009	2008	(Decrease)	Change

REVENUES:
Rental income	$51,379	$53,448	$(2,069)	-4%	$957	$826	$—	$—	$52,336	$54,274	$(1,938)	-4%
Other property related income	4,502	4,016	486	12%	174	80	—	—	4,676	4,096	580	14%
Total revenues	55,881	57,464	(1,583)	-3%	1,131	906	—	—	57,012	58,370	(1,358)	-2%

OPERATING EXPENSES:
Property operating expenses	23,428	22,013	1,415	6%	589	809	1,985	1,955	26,002	24,777	1,225	5%

Subtotal	23,428	22,013	1,415	6%	589	809	1,985	1,955	26,002	24,777	1,225	5%

NET OPERATING INCOME:	32,453	35,451	(2,998)	-8%	542	97	(1,985)	(1,955)	31,010	33,593	(2,583)	-8%

Depreciation and amortization									18,700	19,817	(1,117)	-6%
General and administrative									5,626	6,469	(843)	-13%

Subtotal									24,326	26,286	(1,960)	-7%

Operating income									6,684	7,307	(623)	-9%

Other Income (Expense):
Interest:
Interest expense on loans									(11,473)	(12,965)	(1,492)	-12%
Loan procurement amortization expense									(545)	(486)	59	12%
Interest income									55	32	23	72%
Other									(1)	71	(72)	-101%
Total other expense									(11,964)	(13,348)	(1,384)	-10%

LOSS FROM CONTINUING OPERATIONS									(5,280)	(6,041)	761	13%

DISCONTINUED OPERATIONS
Income from discontinued operations									72	1,031	(959)	-93%
Net gain on disposition of discontinued operations									2,122	5,308	(3,186)	-60%
Total discontinued operations									2,194	6,339	(4,145)	-65%

NET INCOME (LOSS)									(3,086)	298	(3,384)	-1136%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS									242	(35)	277	791%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$(2,844)	$263	$(3,107)	-1181%

Total Portfolio

Total Revenues

Rental income decreased from $54.3 million for the three months ended June 30, 2008 to $52.3 million for the three months ended June 30, 2009, a decrease of $1.9 million, or 4%. This decrease is primarily attributable to a decrease of rental income from the same-store properties of $2.1 million due to decreased occupancy levels during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Other property related income increased from $4.1 million for the three months ended June 30, 2008 to $4.7 million for the three months ended June 30, 2009, an increase of $0.6 million, or 14%. This increase is primarily attributable to increased insurance commissions and merchandise sales income of $0.5 million across the portfolio of storage facilities during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Total Operating Expenses

Property operating expenses increased from $24.8 million for the three months ended June 30, 2008 to $26.0 million the three months ended June 30, 2009, an increase of $1.2 million, or 5%.  Increases of $1.2 million in advertising expenses and $0.2 million in property tax expenses during the 2009 period as compared to the 2008 period were offset by decreases of $0.1 million in repairs and maintenance expenses and $0.2 million in insurance expenses, respectively.

Depreciation and amortization decreased from $19.8 million for the three months ended June 30, 2008 to $18.7 million for the three months ended June 30, 2009, a decrease of $1.1 million, or 6%. The decrease is primarily attributable to amortization expense of $2.0 million incurred during the three months ended June 30, 2008 related to two in place lease intangible assets in conjunction with property acquisitions during 2008 and 2007, with no similar activity during the three months ended June 30, 2009, offset by an increase in depreciation expense during the 2009 period of $0.8 million as compared to the 2008 period related to capital improvements during 2008 and 2009.

Total Other Expenses

Interest expense decreased from $13.0 million for the three months ended June 30, 2008 to $11.5 million for the three months ended June 30, 2009, a decrease of $1.5 million, or 12%. The decrease is attributable to lower interest rates on unsecured debt as well as lower outstanding borrowings on the credit facility during the 2009 period as compared to the 2008 period resulting in an overall decrease in interest expense during 2009 as compared to 2008.

Interest income remained constant at $0.1 million for the three months ended June 30, 2009 and for the three months ended June 30, 2008.

Discontinued Operations

Income from discontinued operations decreased from $1.0 million for the three months ended June 30, 2008 to $0.1 million for the three months ended June 30, 2009, a decrease of $0.9 million, or 90%.  The decrease is primarily attributed to income generated in the 2008 period with no similar income generated in the 2009 period for the 2008 dispositions as the Company did not own the properties in 2009.  Net gains on disposition of discontinued operations decreased from $5.3 million for the three months ended June 30, 2008 to $2.1 million for the three months ended June 30, 2009 as a result of the sale of five assets during the three months ended June 30, 2008 compared to the sale of two assets during the three months ended June 30, 2009.

Same-Store Property Portfolio

The Company considers its same-store portfolio to consist of only those facilities owned at the beginning and at the end of the applicable periods presented. Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.

Same-store revenues decreased from $57.5 million for the three months ended June 30, 2008 to $55.9 million for the three months ended June 30, 2009, a decrease of $1.6 million, or 3%, primarily attributable to a 5% decrease in average occupancy rates offset by a 2% increase in realized annual rent per occupied square foot on the same-store portfolio in the 2009 period as compared to the 2008 period.  Same-store property operating expenses increased from $22.0 million for the three months ended June 30, 2008 to $23.4 million for the three months ended June 30, 2009, an increase of $1.4 million or 6%.  Increases of $1.2 million in advertising expenses and $0.4 million in real estate taxes were offset by decreases of $0.1 million in repairs and maintenance expenses and $0.1 million in property insurance expenses in the 2009 period as compared to the 2008 period.

Comparison of Operating Results for the Six Months Ended June 30, 2009 and June 30, 2008

Total Revenues

Rental income decreased from $108.4 million for the six months ended June 30, 2008 to $105.9 million for the six months ended June 30, 2009, a decrease of $2.5 million, or 2%. This decrease is primarily attributable to a decrease of rental income from the same-store properties of $2.7 million due to decreased occupancy levels during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Other property related income increased from $7.6 million for the six months ended June 30, 2008 to $8.5 million for the six months ended June 30, 2009, an increase of $0.9 million, or 12%. This increase is primarily attributable to increased insurance commissions and merchandise sales income of $0.8 million across the portfolio of storage facilities during the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Total Operating Expenses

Property operating expenses increased from $49.2 million for the six months ended June 30, 2008 to $50.4 million for the six months ended June 30, 2009, an increase of $1.2 million, or 2%.  Increases of $1.5 million in marketing expenses during the 2009 period as compared to the 2008 period were offset by a decrease of $0.4 million in repairs and maintenance expenses.

Depreciation and amortization decreased from $39.3 million for the six months ended June 30, 2008 to $37.4 million for the six months ended June 30, 2009, a decrease of $1.9 million, or 5%. The decrease is primarily attributable to amortization expense of $3.8 million incurred during the six months ended June 30, 2008 related to two in place lease intangible assets in conjunction with property acquisitions during 2008 and 2007, with no similar during the six months ended June 30, 2009, offset by an increase in depreciation expense during the 2009 period of $1.9 million as compared to the 2008 period related to capital improvements during 2008 and 2009.

Total Other Expenses

Interest expense decreased from $26.8 million for the six months ended June 30, 2008 to $22.8 million for the six months ended June 30, 2009, a decrease of $4.0 million, or 15%. The decrease is attributable to lower interest rates on unsecured debt as well as lower outstanding borrowings on the credit facility during the 2009 period as compared to the 2008 period resulting in an overall decrease in interest expense during 2009 as compared to 2008.

Interest income remained constant at $0.1 million for the six months ended June 30, 2009 and for the six months ended June 30, 2008.

Discontinued Operations

Income from discontinued operations decreased from $2.0 million for the six months ended June 30, 2008 to $0.2 million for the six months ended June 30, 2009, a decrease of $1.8 million, or 90%.  The decrease is primarily attributed to income generated in the 2008 period with no similar income generated in the 2009 period for the 2008 dispositions as the Company did not own the properties in 2009.  Net gains on disposition of discontinued operations decreased from $5.9 million for the six months ended June 30, 2008 to $2.6 million for the six months ended June 30, 2009 as a result of the sale of seven assets during the six months ended June 30, 2008 compared to the sale of three assets during the six months ended June 30, 2009.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2009 to the Six Months Ended June 30, 2008

A comparison of cash flow for operating, investing and financing activities for the six months ended June 30, 2009 and 2008 is as follows:

	Six Months Ended March 31,
	2009	2008	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$27,162	$28,890	$(1,728)
Investing activities	$260	$(8,821)	$9,081
Financing activities	$(29,509)	$(23,935)	$(5,574)

Cash flows provided by operating activities for the six months ended June 30, 2009 and 2008 were $27.2 million and $28.9 million, respectively, a decrease of $1.7 million. The decrease compared to the prior year primarily relates to the timing of payments associated with certain annual payments such as real estate tax expenses offset by the increase in certain prepaid expenses associated with periodic payment schedules such as property insurance services.

Cash provided by investing activities was $0.3 million for the six months ended June 30, 2009 and the cash used in investing activities was $8.8 million for the six months ended June 30, 2008, a change of $9.1 million.  The change primarily relates to the purchase of the Uptown asset in January 2008 for approximately $13.3 million with no similar sales during the 2009 period offset by proceeds from five asset sales in the 2008 period as compared to two asset sales during the 2009 period.

Cash used in financing activities increased from $23.9 million to $29.5 million during the six months ended June 30, 2008 and 2009, respectively. The increase in cash used in financing activities over the prior year period relates primarily to proceeds from borrowings related to the revolving credit facility to fund the Uptown asset acquisition in the 2008 period with no similar activity in 2009 and increased net debt payoffs during the 2009 period as compared to the 2008 period offset by proceeds of approximately $9.5 million from the issuance of common shares in the 2009 period and distributions paid at $0.18 per share in the 2008 period as compared to similar distributions paid at $0.025 per share during the 2009 period.

Issuance of Common Shares

In April 2009, the Company commenced the sale of up to 10 million common shares pursuant to a continuous offering program. Through June 30, 2009, the Company sold 2.4 million common shares as part of this program. The net proceeds from the offering of $9.5 million through June 30, 2009 were used for general corporate purposes.

Liquidity and Capital Resources

Liquidity Overview

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly.  We expect such recurring capital expenditures in the 2009 fiscal year to be approximately $7 million to $9 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and secured term loans, are $438.7 million in 2009 and $113.3 million in 2010.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe the sources of capital described below are adequate to execute our current business plan and remain in compliance with our debt covenants.

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

Current and Expected Sources of Cash Excluding Credit Facility

As of June 30, 2009, we had approximately $1.7 million in available cash and cash equivalents.  In addition, we had approximately $146.0 million of availability for borrowings under our revolving credit facility.  Subsequent to June 30, 2009, we sold one additional self-storage facility for net proceeds of approximately $3.6 million and obtained a term loan secured by a mortgage on another self-storage facility providing an additional $2.3 million of cash.

On August 6, 2009, we entered into a definitive agreement with an affiliate of Heitman, LLC to form a joint venture in which we would contribute 22 unencumbered self-storage properties to a newly-formed limited partnership, the Heitman affiliate would contribute approximately $51.0 million of cash, and we would receive an immediate cash distribution from the joint venture of approximately $51.0 million and would receive a 50% partnership interest in the joint venture.  Consummation of the joint venture is subject to customary due diligence and closing requirements. It is anticipated that the joint venture will be consummated in August 2009 and that we would receive the $51.0 million cash distribution from the joint venture at the time of consummation.  Funds received from the joint venture will be available to repay existing debt obligations.

We anticipate consummating additional sales of self-storage properties before the end of 2009.  In addition, we are in discussions with several community banks with respect to potential term loans secured by mortgages on self-storage properties.  While we believe that we will sell a number of additional properties over the next 12 months and will procure additional financing in the form of term loans having maturities of 3 to 7 years, we can provide no assurance that we will sell additional properties or procure such term loans.

Bank Credit Facilities

In November 2006, we and our Operating Partnership entered into a three-year, $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving credit facility. The facility consists of a $200 million unsecured term loan and a $250 million revolving credit facility.  The facility has a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of June 30, 2009, borrowings under the unsecured credit facility had a weighted average interest rate of 1.81%.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million. The term loans each have a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  Each term loan bears interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin.  The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or nine months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of June 30, 2009, there was one secured term loan outstanding totaling $46.4 million.  The outstanding term loans are secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of our Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.  As of June 30, 2009, the outstanding term loans had an interest rate of 1.91%.  Financial covenants for the secured term loans are identical to the financial covenants for the unsecured credit facility.

Our ability to borrow and extend the maturity date under this credit facility and secured term loan will be subject to our ongoing compliance with the following financial covenants, among others:

•           Maximum total indebtedness to total asset value of 65%;

•           Minimum interest coverage ratio of 2.0:1.0;

•           Minimum fixed charge coverage ratio of 1.6:1.0; and

•           Minimum tangible net worth of $673.2 million plus 75% of net proceeds from future equity issuances.

We are currently in compliance with all of our covenants and anticipate being in compliance with all of our covenants through the duration of the term of the credit facility and secured term loan, including any extension period.

On August 6, 2009, the Company received a commitment letter and term sheet from its lead arrangers, Wells Fargo Securities, LLC and Bank of America Merrill Lynch, with respect to a new credit facility.  The Company launched the syndication process in early July and by August 7, 2009 had received $420 million of lender commitments for a new, senior secured credit facility. The syndication efforts are expected to continue through mid-August, 2009 at which time the Company will determine the appropriate size and composition of the new facility. The term sheet contemplates, and the Company expects, the facility to be comprised of a $200 million secured term loan and a $250 million secured revolving credit facility. The new credit facility will have a three-year term and will be secured by the real and personal property interests in the Company’s borrowing base properties.  The term sheet provides for customary covenants including a maximum leverage ratio of 65 percent (67.5 percent during the initial year of the agreement), a minimum fixed charge coverage ratio of 1.45x, a minimum tangible net worth covenant, and limitations on certain permitted investments, dividends and distributions, and the amount of floating rate interest exposure. Pricing on the new facility will range, depending on leverage levels, from 3.25 to 4.00 percent over LIBOR, with a LIBOR floor of 1.5 percent.   The Company will use the proceeds from the new credit facility to repay outstanding balances under and to replace its existing $450 million credit facility, which is scheduled to mature on November 20, 2009, and to repay the $46 million outstanding balance on the secured term loan discussed above. The new credit facility is subject to lender due diligence, formal documentation and closing requirements.  The Company expects to close and fund the new credit facility on or before November 20, 2009.  If the Company and its lenders are unable to reach agreement on definitive documentation for the new credit facility with the lenders or the new credit facility otherwise does not close and/or is not funded on or before November 20, 2009, then the Company will utilize its extension options described above with respect to its existing credit facility and existing secured term loan to extend the maturity dates of those loans to November 20, 2010.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. As of June 30, 2009, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum and on $25 million of borrowings at 2.3400% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  In May 2008, the Company entered into interest rate swap agreements for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 20, 2009.  The notional amount at June 30, 2009 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.  The Company is exposed to the potential risk of counterparty default or non-payment with respect to its interest rate swap agreements, in which event the Company could suffer a material loss on the value of those agreements; however, the Company does not currently believe that its counterparties on its swap agreements are likely to default or not perform their obligations under those agreements.

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

Effect of Changes in Interest Rates on our Outstanding Debt

The analysis below presents the sensitivity of the fair value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Fair values are the present value of projected future cash flows based on the market rates chosen.

Our financial instruments consist of both fixed and variable rate debt.  As of June 30, 2009, our consolidated debt consisted of $593.2 million in fixed rate loans payable, $104.0 million in borrowings under our variable rate revolving credit facility, $200.0 million in a variable rate unsecured term loan and $46.4 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the fair value of these financial instruments is referred to as the financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the financial instrument position.

If market rates of interest on our variable rate debt, excluding the effect of interest rate swap derivatives, increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.5 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.5 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $14.1 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $14.7 million.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. As of June 30, 2009, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum, $25 million of borrowings at 2.3400% per annum and $200 million of borrowings at 2.7625% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  The notional amount at June 30, 2009 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009 our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Developments in California may have an adverse impact on our business and financial results.

We own and operate 59 self-storage facilities, approximately 16% of our total facilities, in California. The state of California and many local jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as increases in property  taxes on commercial properties,  changes  to  sales  taxes or other  governmental  efforts  to raise revenues could  adversely  impact our  business and results of  operations.  In addition, we could be adversely impacted by efforts to reenact legislation mandating medical insurance for employees of California businesses and members of their families.

Regional Concentration of Our Business May Subject Us to Economic Downturns in the States of California, Florida, Texas and Illinois.

As of June 30, 2009, 181 of our 384 self-storage facilities are located in the states of California, Florida, Texas and Illinois.  For the period ended June 30, 2009, these facilities accounted for approximately 49% of our total revenues. This concentration of business in California, Florida, Texas and Illinois exposes us to potential losses resulting from a downturn in the economies of those states. If economic conditions in those states continue to deteriorate, we will experience a reduction in existing and new business, which may have an adverse effect on our business, financial condition and results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three month period ended June 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1- April 30	0	N/A	N/A	3,000,000
May 1- May 31	0	N/A	N/A	3,000,000
June 1- June 30	2,906	$3.71	N/A	3,000,000

Total	2,906			3,000,000

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

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Shareholders held on May 26, 2009, holders of the Company’s common shares elected John C. Dannemiller, William M. Diefenderfer III, Harold S. Haller, Daniel B. Hurwitz,  Dean Jernigan, Marianne M. Keler, David J. LaRue and Charles Elliott Andrews as trustees to serve one-year terms expiring at the 2010 Annual Meeting of Shareholders. Shareholders also approved the ratification of KPMG, LLP as the Company’s independent auditor.

Following are the final results of the votes cast:

Proposal 1.  Election of Trustees

	For	Withheld

John C. Dannemiller	46,171,160	865,894
William M. Diefenderfer III	46,128,865	908,189
Harold S. Haller	45,108,165	1,928,889
Daniel B. Hurwitz	45,120,501	1,916,553
Dean Jernigan	45,173,628	1,863,426
Marianne M. Keler	42,702,600	4,334,454
David J. LaRue	46,148,818	888,236
Charles Elliott Andrews	44,573,458	2,463,596

Proposal 2.  Ratification of Independent Auditors

For	45,947,897
Against	1,005,041
Abstain	84,115

ITEM 6.  EXHIBITS

Exhibit No.

12.1	Statement regarding Computation of Ratios of U-Store-It Trust.

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed here with)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed here with)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished here with)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST

(Registrant)

Date: August 10, 2009	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2009	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)