Form 10-Q
period 2009-09-30
U-Store-It Trust
filed 2009-11-09
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009.

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2009
common shares, $.01 par value	92,854,259

U-STORE-IT TRUST

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. As a result, you should not rely on any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events nor guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as the date of this Report or as of the dates indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

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

•      the execution of our business plan;

•      financing risks including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and our potential inability to refinance existing indebtedness;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Storage facilities	$1,784,520	$1,888,123
Less: Accumulated depreciation	(338,407)	(328,165)
Storage facilities, net	1,446,113	1,559,958
Cash and cash equivalents	60,967	3,744
Restricted cash	16,524	16,217
Loan procurement costs, net of amortization	5,924	4,453
Assets held for sale	6,417	2,378
Other assets, net	31,578	10,909
Total assets	$1,567,523	$1,597,659

LIABILITIES AND EQUITY
Revolving credit facility	$—	$172,000
Unsecured term loan	200,000	200,000
Secured term loan	—	57,419
Mortgage loans and notes payable	528,118	548,085
Accounts payable, accrued expenses and other liabilities	38,908	39,410
Distributions payable	2,445	1,572
Deferred revenue	8,653	9,725
Security deposits	457	472
Other liabilities held for sale	157	22
Total liabilities	778,738	1,028,705

Noncontrolling interests in the Operating Partnership	46,057	46,026

Commitments and contingencies

Equity:
Common shares $.01 par value, 200,000,000 shares authorized, 92,382,990 and 57,623,491 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	923	576
Additional paid-in capital	974,111	801,029
Accumulated other comprehensive loss	(2,480)	(7,553)
Accumulated deficit	(274,554)	(271,124)
Total U-Store-It Trust shareholders’ equity	698,000	522,928
Noncontrolling interests in subsidiaries	44,728	—
Total equity	742,728	522,928
Total liabilities and equity	$1,567,523	$1,597,659

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
REVENUES
Rental income	$50,498	$52,895	$151,813	$156,372
Other property related income	4,361	4,412	12,545	11,703
Total revenues	54,859	57,307	164,358	168,075
OPERATING EXPENSES
Property operating expenses	23,153	24,741	71,791	72,201
Depreciation and amortization	17,894	18,433	53,535	56,004
General and administrative	5,556	5,849	16,658	17,813
Total operating expenses	46,603	49,023	141,984	146,018
OPERATING INCOME	8,256	8,284	22,374	22,057
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,008)	(12,786)	(34,834)	(39,577)
Loan procurement amortization expense	(489)	(486)	(1,517)	(1,443)
Interest income	150	34	249	126
Other	—	49	(13)	188
Total other expense	(12,347)	(13,189)	(36,115)	(40,706)

LOSS FROM CONTINUING OPERATIONS	(4,091)	(4,905)	(13,741)	(18,649)

DISCONTINUED OPERATIONS
Income from discontinued operations	684	1,735	2,342	5,566
Net gain on disposition of discontinued operations	10,910	7,544	13,530	13,424
Total discontinued operations	11,594	9,279	15,872	18,990
NET INCOME	7,503	4,374	2,131	341
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	$(512)	$(354)	$(93)	$(39)
Noncontrolling interests in subsidiaries	(173)	—	(173)	—
NET INCOME ATTRIBUTABLE TO THE COMPANY	$6,818	$4,020	$1,865	$302

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.05)	$(0.08)	$(0.20)	$(0.30)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	0.14	0.15	0.23	0.31
Basic and diluted earnings per share attributable to common shareholders	$0.09	$0.07	$0.03	$0.01

Weighted-average basic and diluted shares outstanding	75,248	57,635	63,764	57,616

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(4,011)	$(4,507)	$(12,801)	$(17,150)
Total discontinued operations	10,829	8,527	14,666	17,452
Net income	$6,818	$4,020	$1,865	$302

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$2,131	$341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	57,689	61,397
Gain on disposition of discontinued operations	(13,532)	(13,424)
Equity compensation expense	2,589	2,545
Accretion of fair market value adjustment of debt	(348)	(441)
Changes in other operating accounts:
Other assets	(2,860)	2,256
Accounts payable and accrued expenses	1,905	6
Other liabilities	(592)	525
Net cash provided by operating activities	$46,982	$53,205

Investing Activities
Acquisitions, additions and improvements to storage facilities	(13,142)	(25,817)
Proceeds from sales of properties, net	61,227	43,206
Proceeds from sales to noncontrolling interests	48,674	—
Increase in restricted cash	(307)	(2,800)
Net cash provided by investing activities	$96,452	$14,589

Financing Activities
Proceeds from:
Revolving credit facility	9,500	33,400
Secured term loans	—	9,975
Mortgage loans and notes payable	73,246	—
Principal payments on:
Revolving credit facility	(181,500)	(69,700)
Secured term loans	(57,419)	—
Mortgage loans and notes payable	(92,865)	(9,361)
Proceeds from issuance of common shares, net	170,851	—
Distributions paid to shareholders	(4,416)	(31,209)
Distributions paid to noncontrolling interests in Operating Partnership	(381)	(2,742)
Distributions paid to noncontrolling interests in subsidiaries	(239)	—
Loan procurement costs	(2,988)	(134)
Net cash used in financing activities	$(86,211)	$(69,771)

Increase (decrease) in cash and cash equivalents	57,223	(1,977)

Cash and cash equivalents at beginning of period	3,744	4,517
Cash and cash equivalents at end of period	$60,967	$2,540

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$34,266	$39,589
Supplemental disclosure of noncash activities:
Additions to storage facilities	$—	$1,023
Notes receivable originated upon disposition of property	$17,600	$—
Derivative valuation adjustment	$4,915	$1,301
Foreign currency translation adjustment	$572	$409
Gain deferral on sales to noncontrolling interests	$3,992	$—

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.  The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of September 30, 2009, owned a 94.8% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”) in addition to three other subsidiaries, each of which has elected to be treated as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2008, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC. The results of operations for each of the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

New Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009, which we will adopt on a prospective basis beginning November 15, 2009.  The guidance requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  The application will not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on how a company determines when an entity should be consolidated in June 2009, which we will adopt on a prospective basis beginning November 15, 2009.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The application will not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities in June 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities in March 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under prior guidance and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets are summarized as follows:

	September 30, 2009	December 31, 2008
	(in thousands)

Land and improvements	$370,283	$387,831
Buildings and improvements	1,246,853	1,300,711
Equipment	165,196	198,981
Construction in progress	2,188	600
Total	1,784,520	1,888,123
Less accumulated depreciation	(338,407)	(328,165)
Storage facilities, net	$1,446,113	$1,559,958

The following table summarizes the Company’s disposition activity during the period January 1, 2009 to September 30, 2009:

			Total Number		Gross Sale Price
Facility/Portfolio	Location	Transaction Date	of Facilities		(in thousands)

2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1		$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1		2,825
S. Palmetto Asset	Ontario, CA	June 2009	1		5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1		3,600
Jersey City Asset	Jersey City, NJ	August 2009	1		11,625
Dale Mabry Asset	Tampa, FL	August 2009	1		2,800
Winner Assets	Colorado	September 2009	6		17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009	(b	)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1		(c	)
Boulder Assets (a)	Boulder, CO	September 2009	4		32,000
			17		$80,966

(a)          The Company issued financing in the amount of $17.6 million to the buyer in conjunction with the Boulder Assets disposition.

(b)         Approximately one third of the Baton Rouge Asset was taken in conjunction with eminent domain proceedings.  The Company continues to own and operate the remaining two thirds of the asset and the asset remains in our total portfolio property count.

(c)          The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings.  The Company is currently finalizing compensatory discussions with the State of California.  Accordingly, the property has been removed from the Company’s property account.

4.  REVOLVING CREDIT FACILITY, UNSECURED TERM LOAN AND SECURED TERM LOAN

New Credit Facility

On August 6, 2009, the Company received a commitment letter and term sheet from Wells Fargo Securities, LLC and Bank of America Merrill Lynch, with respect to a new credit facility.  The Company launched the syndication process in early July and by September 30, 2009 had received in excess of $450 million of lender commitments for a new, senior secured credit facility.  The term sheet contemplates, and the Company expects, the facility to be comprised of a $200 million secured term loan and a $250 million secured revolving credit facility. The new credit facility will have a three-year term and will be secured by the real and personal property interests in certain of the Company’s properties. The Company will use the proceeds from the new credit facility to repay outstanding balances under, and to replace, its existing $450 million credit facility, which is scheduled to mature on November 20, 2009.

The term sheet provides for customary covenants including a maximum leverage ratio of 65% (67.5% during the initial year of the agreement), a minimum fixed charge coverage ratio of 1.45x, a minimum tangible net worth covenant, and limitations on certain permitted investments, dividends and distributions, and the amount of floating rate interest exposure. Pricing on the new facility will range, depending on leverage levels, from 3.25 to 4.00% over LIBOR, with a LIBOR floor of 1.5%.

The new credit facility is subject to lender due diligence, formal documentation and closing requirements, and is expected to close in the fourth quarter of 2009.  If the Company and its lenders are unable to reach agreement on definitive documentation for the new credit facility with the lenders or the new credit facility otherwise does not close and/or is not funded on or before November 20, 2009, then the Company will utilize its extension options described below with respect to its existing credit facility and existing secured term loan to extend the maturity dates of those loans to November 20, 2010.

Current Credit Facility

As of September 30, 2009, the Company and its Operating Partnership had in place a three-year $450 million unsecured credit facility, which was entered into in November 2006, consisting of $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The outstanding balance on the Company’s credit facility as of September 30, 2009 was comprised of $200 million of term loan borrowings.  As of September 30, 2009, approximately $250 million was available under the Company’s credit facility.  The facility has a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.  The Company exercised its extension option during August 2009 and will be required to pay the extension fee unless the Company closes the replacement credit facility described above prior to November 15, 2009.  Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating. At September 30, 2009, borrowings under the unsecured credit facility had a weighted average interest rate of 1.75% and the Company was in compliance with all financial covenants of the agreement.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  The term loans each had a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option.  Each term loan bore interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin. The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.   The outstanding term loans were secured by a pledge by our Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.   The balance of the term loans was paid off on August 11, 2009.

5.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective Interest	Maturity
Mortgage Loan	2009	2008	Rate	Date
	(in thousands)

Acq VI	$—	$1,701	8.43%	Aug-09
YSI III	—	85,020	5.09%	Nov-09
YSI I	83,792	85,105	5.19%	May-10
YSI IV	6,087	6,150	5.25%	Jul-10
YSI XXVI	9,539	9,724	5.00%	Aug-10
YSI XXV	8,006	8,093	5.00%	Oct-10
Promissory notes	—	75	5.97%	Nov-10
YSI II	83,925	85,213	5.33%	Jan-11
YSI XII	1,531	1,561	5.97%	Sep-11
YSI XIII	1,316	1,342	5.97%	Sep-11
YSI VI	77,672	78,543	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	3,865	3,509	4.28%	Oct-12
YSI XIV	1,825	1,862	5.97%	Jan-13
YSI VII	3,179	3,224	6.50%	Jun-13
YSI VIII	1,816	1,842	6.50%	Jun-13
YSI IX	1,998	2,026	6.50%	Jun-13
YSI XVII	4,277	4,365	6.32%	Jul-13
YSI XXVII	520	532	5.59%	Nov-13
YSI XXX	7,628	7,804	5.59%	Nov-13
YSI XI	2,502	2,548	5.87%	Dec-13
YSI V	3,302	3,363	5.25%	Jan-14
YSI XXVIII	1,608	1,638	5.59%	Feb-14
YSI XXXIV	14,984	—	8.00%	Jun-14
YSI XXXVII	2,253	—	7.25%	Aug-14
YSI XXXX	2,596	—	7.25%	Aug-14
YSI XXXXII	3,275	—	6.88%	Aug-14
YSI XXXXIV	1,128	—	7.00%	Sep-14
YSI XXXXI	4,000	—	6.60%	Sep-14
YSI XXXVIII	4,095	—	6.35%	Sep-14
YSI XXXIX	4,000	—	6.50%	Nov-14
YSI X	4,184	4,237	5.87%	Jan-15
YSI XV	1,931	1,961	6.41%	Jan-15
YSI XX	64,691	65,953	5.97%	Nov-15
YSI XXXI	13,946	—	6.75%	Jun-19
YSI XXXV	4,499	—	6.90%	Jul-19
YSI XXXII	6,184	—	6.75%	Jul-19
YSI XXXIII	11,618	—	6.42%	Jul-19
Unamortized fair value adjustment	346	694
Total mortgage loans and notes payable	$528,118	$548,085

The following table presents the future principal payment requirements on outstanding mortgage loans and notes payable at September 30, 2009 (in thousands):

2009	$2,241
2010	113,811
2011	89,762
2012	163,019
2013	25,340
2014 and thereafter	133,599
Total mortgage payments	527,772
Plus: Fair value adjustment	346
Total mortgage indebtedness	$528,118

The Company currently intends to fund its 2009 future principal payment requirements with cash on hand.   As of September 30, 2009, we were in compliance with all events of default covenants under the applicable loan agreements.

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

The Company had an interest rate cap agreement that effectively limited the interest rate on $40 million of credit facility borrowings at 5.50% per annum through June 2008.  The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2009 (dollars in thousands):

Hedge		Notional				September 30,	December 31,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2009	2008

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$(313)	$(1,683)
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009	(155)	(830)
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009	(73)	(326)
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009	(697)	(3,314)
						$(1,238)	$(6,153)

The fair value of the Company’s derivative financial instruments is classified in accounts payable, accrued expenses and other liabilities on our consolidated balance sheets.

7.  FAIR VALUE MEASUREMENTS

In January 2008, the FASB issued a pronouncement regarding the methods to value financial assets and liabilities. The Company has adopted this pronouncement effective January 1, 2009.  Per this pronouncement, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the pronouncement establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in determining fair value.

To comply with the provisions of the pronouncement, the Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements.  In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2009, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, New York Mercantile Exchange futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades during the three and nine months ended September 30, 2009.

In April 2009, the FASB issued a pronouncement regarding disclosures about fair value of financial instruments and a pronouncement which amends GAAP as follows: a) to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements and b) to require disclosures in summarized financial information at interim reporting periods. This pronouncement is effective for interim reporting periods ending after June 15, 2009. Accordingly, the Company adopted this pronouncement during the quarter ended September 30, 2009. Disclosures about fair value of financial instruments are based on pertinent information available to management as of the valuation date. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, the estimates presented are not necessarily indicative of the amounts at which these instruments could be purchased, sold or settled. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies. Credit spreads take into consideration general market conditions and maturity. As of September 30, 2009, the carrying value and estimated fair value of the Company’s debt was $728.1 million and $695.8 million, respectively.  As of December 31, 2008, the carrying value and estimated fair value of the Company’s debt was $977.5 million and $951.0 million, respectively. The carrying value of the Company’s other financial instruments approximates fair value due to the short-term nature of these financial instruments.

8.  NONCONTROLLING INTERESTS

In December 2007, the FASB issued a pronouncement regarding noncontrolling interests in consolidated financial statements effective for fiscal years beginning on or after December 15, 2008.  The Company has adopted this pronouncement effective January 1, 2009.  Per this pronouncement, noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under this pronouncement, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

Variable Interests in Consolidated Real Estate Joint Ventures

On August 13, 2009, the Company, through a wholly-owned affiliate, formed a joint venture (“HART”) with an affiliate of Heitman, LLC (“Heitman”) to own and operate 22 self-storage facilities, which are located throughout the United States.  Upon formation, Heitman contributed approximately $51 million of cash to a newly-formed limited partnership and the Company contributed certain unencumbered wholly-owned properties with an agreed upon value of approximately $102 million to such limited partnership. In exchange for its contribution of those properties, the Company received a cash distribution from HART of approximately $51 million and retained a 50 percent interest in HART.  The Company is the managing partner of HART and the manager of the properties owned by HART, and receives a market rate management fee for its management services.

The Company recognizes gains on disposition of properties only upon closing in accordance with the guidance on sales of real estate. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance. The Company concluded that this transaction should be accounted for in accordance with the guidance on sales of real estate for which the gain on the partial sale of these properties is required to be deferred given the Company’s continuing involvement with the transferred properties.

In December 2003, the FASB issued a pronouncement regarding variable interest entities.  The Company determined HART is a variable interest entity as defined by the pronouncement, and that we are the primary beneficiary.  The 50% interest that is owned by Heitman is reflected in noncontrolling interest in subsidiaries within permanent equity and separate from the Company’s equity on the consolidated balance sheet. Accordingly, the assets, liabilities and results of operations of HART are consolidated in our consolidated financial statements.  At September 30, 2009, HART had total assets of $95.6 million and total liabilities of $2.7 million.

The Company has a 97% interest in USIFB, LLP (“USIFB”), and through a wholly-owned subsidiary and together with its joint venture partner, operations began at one facility in London, England during 2008.  USIFB was formed to own, operate, acquire and develop self-storage facilities in England.  We have determined that USIFB is a variable interest entity as defined by the pronouncement, and that we are the primary beneficiary.  The 3% interest that is owned by our joint venture partner is reflected in noncontrolling interest in subsidiaries within permanent equity and separate from the Company’s equity on the consolidated balance sheets. Accordingly, the assets, liabilities and results of operations of USIFB are consolidated in our consolidated financial statements.  At September 30, 2009, USIFB had total assets of $6.9 million and total liabilities of $4.0 million and a mortgage loan of $3.9 million secured by assets with a net book value of $6.5 million.

Operating Partnership Ownership

In July 2001, the FASB issued guidance regarding the classification and measurement of redeemable securities.  Per this guidance, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, to evaluate whether the Company controls the actions or events necessary to presume share settlement.  The guidance also requires that noncontrolling interests be adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 5.2% and 8.1% of all outstanding Partnership units as of September 30, 2009 and December 31, 2008, respectively.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain circumstances that could result in a settlement outside the control of the Company. Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.

The fair value of the Company’s common shares when calculated for the purposes of unit redemption will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  At December 31, 2008 and September 30, 2009, 5,079,923 units were outstanding, and as of September 30, 2009, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s share price was approximately $32.7 million.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of September 30, 2009 and December 31, 2008 as carrying cost exceeded the estimated redemption value.

The table below presents consolidated equity and noncontrolling interest activity for the period January 1, 2008 through September 30, 2008 as well as for the period January 1, 2009 through September 30, 2009 (in thousands):

	Shareholders’ Equity		Noncontrolling Interest in the Operating Partnership		Noncontrolling Interest in subsidiaries
	2009	2008	2009	2008	2009	2008
Balance at January 1	$522,928	$555,619	$46,026	$48,982	—	—
Issuance of restricted shares	1	—	—	—	—	—
Amortization of restricted shares	415	474	—	—	—	—
Share compensation expense	443	382	—	—	—	—
Net loss	(2,109)	(4,037)	(177)	(298)	—	—
Adjustment for noncontrolling interest in the Operating Partnership	—	(9)	—	9	—	—
Other comprehensive income (loss):					—	—
Unrealized gain (loss) on interest rate swap	1,005	(1,548)	89	—	—	—
Unrealized gain on foreign currency translation	246	3	22	—	—	—
Distributions	(1,456)	(10,412)	(127)	(923)	—	—
Balance at March 31	$521,473	$540,472	$45,833	$47,770	$—	$—
Issuance of restricted shares	1	—	—	—	—	—
Issuance of common shares	9,529	—	—	—	—	—
Amortization of restricted shares	409	344	—	—	—	—
Share compensation expense	447	469	—	—	—	—
Net income (loss)	(2,844)	263	(242)	35	—	—
Adjustment for noncontrolling interest in the Operating Partnership	—	(242)	—	242	—	—
Other comprehensive income:
Unrealized gain on interest rate swap	1,675	2,493	146	—	—	—
Unrealized gain on foreign currency translation	462	—	39	—	—	—
Distributions	(1,516)	(10,410)	(127)	(923)	—	—
Balance at June 30	$529,636	$533,389	$45,649	$47,124	$—	$—
Contribution from noncontrolling interests in subsidiaries, net	—	—	(114)	—	44,794	—
Issuance of common shares, net	161,322	—	—	—	—	—
Amortization of restricted shares	436	416	—	—	—	—
Share compensation expense	439	460	—	—	—	—
Net income	6,818	4,020	512	354	173	—
Adjustment for noncontrolling interest in the Operating Partnership	—	(138)	—	138	—	—
Other comprehensive income (loss):
Unrealized gain on interest rate swap	1,848	324	152	29	—	—
Unrealized gain (loss) on foreign currency translation	(182)	376	(15)	33	—	—
Distributions	(2,317)	(10,304)	(127)	(926)	(239)	—
Balance at September 30	$698,000	$528,543	$46,057	$46,752	$44,728	$—

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee).  Pursuant to these lease agreements, we rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell. The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three months ended September 30, 2009 and September 30, 2008 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the nine months ended September 30, 2009 and September 30, 2008 was approximately $0.3 million.  We vacated the office space owned by Amsdell and Amsdell in 2007, but remain obligated under certain of the lease agreements through 2014.  Subsequently, we entered into a sublease agreement for the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of September 30, 2009 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2009	$114	$79
2010	453	314
2011	475	314
2012	475	314
2013	499	314
2014 and thereafter	499	315
	$2,515	$1,650

During the three months ended September 30, 2009, the Company entered into a relocation transaction with a member of management whereby the Company purchased the former residence of the member of management for $985,000 which is recorded as a component of other assets.  The Company anticipates selling the asset during 2010.

10.  DISCONTINUED OPERATIONS

For the three months ended September 30, 2009 and September 30, 2008, income from discontinued operations relates to thirteen properties sold through September 30, 2009, two properties that were considered held-for-sale at September 30, 2009, one property removed due to eminent domain proceedings and nine properties that the Company sold during 2008.  For the nine months ended September 30, 2009 and September 30, 2008, income from discontinued operations relates to sixteen properties sold during 2009, two properties that were considered held-for-sale at September 30, 2009, one property removed due to eminent domain proceedings and sixteen properties sold during 2008.  Each of the sales during 2009 resulted in the recognition of a gain, which in the aggregate totaled $10.9 million and $13.5 million for the three and nine months ended September 30, 2009, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and nine months ended September 30, 2009 and September 30, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
REVENUES
Rental income	$2,021	$4,284	$7,051	$13,836
Other property related income	150	324	529	1,005
Total revenues	2,171	4,608	7,580	14,841

OPERATING EXPENSES
Property operating expenses	682	1,614	2,601	5,303
Depreciation	805	1,259	2,637	3,972
Total operating expenses	1,487	2,873	5,238	9,275

INCOME FROM DISCONTINUED OPERATIONS	684	1,735	2,342	5,566
Net gain on disposition of discontinued operations	10,910	7,544	13,530	13,424
Total discontinued operations	$11,594	$9,279	$15,872	$18,990

The two held-for-sale assets as of September 30, 2009 complete the Winner Assets storage portfolio transaction.

11.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
NET INCOME	$7,503	$4,374	$2,131	$341
Other comprehensive income:
Unrealized gain on derivative financial instruments	2,000	353	4,915	1,301
Unrealized income (loss) on foreign currency translation	(197)	409	572	409
COMPREHENSIVE INCOME	$9,306	$5,136	$7,618	$2,051

12.  SHAREHOLDERS’ EQUITY

Issuance of Common Shares

On August 19, 2009, the Company completed a public offering of 32.2 million common shares of beneficial interest.  The net proceeds from the offering of $161.9 million through September 30, 2009 were used for general corporate purposes including debt repayment of outstanding amounts on the Company’s credit facility.

In addition to the August 19, 2009 public offering, the Company sold 2.5 million common shares of beneficial interest through its at-the-market equity plan during the first half of 2009, generating net proceeds of $9.7 million that were used for general corporate purposes.

13.  SUBSEQUENT EVENTS

Subsequent to September 30, 2009, the Company closed on the sale of the two held-for-sale facilities in Colorado and one additional Ohio facility, which did not meet the held-for-sale criteria at September 30, 2009, for an aggregate sale price of $9.9 million.  The Company also closed four additional term loans for $40.6 million.

On November 9, 2009, the Company and the Operating Partnership entered into a Closing Agreement with each of the lenders participating in the Company’s new $450 million credit facility (the “Lenders”).  Pursuant to the terms of the Closing Agreement, the Company, the Operating Partnership and each of the Lenders have executed and placed in escrow, signature pages to the Credit Agreement and other documents evidencing and securing the new credit facility.  Upon completion of certain due diligence and other specified conditions precedent, which the Company expects will occur during the fourth quarter, the closing and funding of the Credit Agreement will be completed.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report. The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws. For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2008 and in Part II, Item 1A — Risk Factors, in our subsequent quarterly reports.

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. As of September 30, 2009 and December 31, 2008, the Company owned 368 and 387 self-storage facilities, respectively, totaling approximately 23.8 million rentable square feet and 25.0 million rentable square feet, respectively.

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

Currently, the United States is in a recession that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on increasing our internal growth and selectively pursuing targeted dispositions and selective acquisitions and developments of self-storage facilities. We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company’s self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility. No single tenant represents 1% or more of our revenues. The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of total revenues during the three months ended September 30, 2009.  During the nine months ended September 30, 2009, the facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 9% and 7%, respectively, of total revenues.

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

In allocating the purchase price, the Company determines whether the acquisition includes intangible assets or liabilities, which may include the value of in-place leases, above or below market lease intangibles, and tenant relationships.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be impairment. The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets. An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.   Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  No impairment was recorded for the three and nine month periods ended September 30, 2009 and 2008.

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

Typically these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these contingencies are not satisfied until the actual closing of the transaction; and, accordingly, the facility is generally not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.  Properties classified as held for sale are reported as the lesser of carrying value or fair value less estimated costs to sell.

The Company recognizes gains on disposition of properties only upon closing in accordance with the guidance on sales of real estate. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.

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

Recent Accounting Pronouncements

The FASB established the FASB Accounting Standards Codification™ (“Codification”) as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements issued for interim and annual periods ending after September 15, 2009. The Codification has changed the manner in which U.S. GAAP guidance is referenced, but did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009, which we will adopt on a prospective basis beginning November 15, 2009.  The guidance requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  The application will not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated in June 2009, which we will adopt on a prospective basis beginning November 15, 2009.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The application will not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on determining whether instruments granted in share-based payment transactions are participating securities in June 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of earnings per share pursuant to the two-class method.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities in March 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under prior guidance and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding noncontrolling interests in consolidated financial statements in December 2007, which we adopted on a prospective basis beginning January 1, 2009.  The guidance requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.  The application resulted in the elimination of minority interests, and the inclusion of noncontrolling interests in our Consolidated Balance Sheets.  Additionally, certain Statement of Operations captions were reclassified to conform to the required format of the guidance.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by acquisition and disposition activities in 2009 and 2008.  At September 30, 2009 and 2008, the Company owned 368 and 394 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of self-storage facilities from January 1, 2008 through September 30, 2009:

	2009	2008
Balance - Beginning of year	387	409
Facilities acquired	—	1
Facilities consolidated	—	—
Facilities sold/eminent domain	(19)	(23)
Balance - End of period	368	387

The facility acquired in January 2008 was purchased for a gross purchase price of $13.3 million, is located in Washington, DC and is commonly referred to as the Uptown asset.  Results of operations for the Uptown asset from and after the acquisition date are included in the consolidated statements of operations.

Comparison of the Three Months Ended September 30, 2009 to the Three Months Ended September 30, 2008

The following table and subsequent discussion provides information pertaining to our portfolio for the three months ended September 30, 2009 and 2008 (dollars in thousands):

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2009	2008	(Decrease)	Change	2009	2008	2009	2008	2009	2008	(Decrease)	Change

REVENUES:
Rental income	$49,497	$52,326	$(2,829)	-5%	$1,001	$569	$—	$—	$50,498	$52,895	$(2,397)	-5%
Other property related income	3,982	3,903	79	2%	379	509	—	—	4,361	4,412	(51)	-1%
Total revenues	53,479	56,229	(2,750)	-5%	1,380	1,078	—	—	54,859	57,307	(2,448)	-4%

OPERATING EXPENSES:
Property operating expenses	20,724	22,134	(1,410)	-6%	$656	$755	1,773	1,852	23,153	24,741	(1,588)	-6%
Subtotal	20,724	22,134	(1,410)	-6%	656	755	1,773	1,852	23,153	24,741	(1,588)	-6%
NET OPERATING INCOME:	32,755	34,095	(1,340)	-4%	724	323	(1,773)	(1,852)	31,706	32,566	(860)	-3%
Depreciation and amortization									17,894	18,433	(539)	-3%
General and administrative									5,556	5,849	(293)	-5%
Subtotal									23,450	24,282	(832)	-3%
Operating income									8,256	8,284	(28)	0%
Other Income (Expense):
Interest:
Interest expense on loans									(12,008)	(12,786)	(778)	-6%
Loan procurement amortization expense									(489)	(486)	3	1%
Interest income									150	34	116	341%
Other									—	49	(49)	-100%
Total other expense									(12,347)	(13,189)	(842)	-6%
LOSS FROM CONTINUING OPERATIONS									(4,091)	(4,905)	814	17%
DISCONTINUED OPERATIONS
Income from discontinued operations									684	1,735	(1,051)	-61%
Net gain on disposition of discontinued operations									10,910	7,544	3,366	45%
Total discontinued operations									11,594	9,279	2,315	25%
NET INCOME									7,503	4,374	3,129	72%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(512)	(354)	(158)	-45%
Noncontrolling interests in subsidiaries									(173)	—	(173)	100%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$6,818	$4,020	$2,798	70%

Total Portfolio

Total Revenues

Rental income decreased from $52.9 million for the three months ended September 30, 2008 to $50.5 million for the three months ended September 30, 2009, a decrease of $2.4 million, or 5%. This decrease is primarily attributable to a decrease of rental income from the same-store properties of $2.8 million due to decreased occupancy levels during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 offset by an increase in rental income of $0.4 million from assets that do not meet the same-store criteria.

Other property related income remained constant at $4.4 million for the three months ended September 30, 2009 and for the three months ended September 30, 2008.

Total Operating Expenses

Property operating expenses decreased from $24.7 million for the three months ended September 30, 2008 to $23.2 million the three months ended September 30, 2009, a decrease of $1.5 million, or 6%. The decrease is primarily attributable to a $0.7 million decrease in advertising expenses, a $0.3 million decrease in utility expenses, a $0.2 million decrease in property tax expenses, and a $0.1 million decrease in repairs and maintenance expenses during the 2009 period as compared to the 2008 period.

Depreciation and amortization decreased from $18.4 million for the three months ended September 30, 2008 to $17.9 million for the three months ended September 30, 2009, a decrease of $0.5 million, or 3%. The decrease is primarily attributable to amortization expense of $1.4 million incurred during the three months ended September 30, 2008 related to two in-place lease intangible assets acquired in conjunction with property acquisitions during 2008 and 2007, with no similar activity during the three months ended September 30, 2009, offset by an increase in depreciation expense during the 2009 period of $0.9 million as compared to the 2008 period related to capital improvements during 2008 and 2009.

Total Other Expenses

Interest expense decreased from $12.8 million for the three months ended September 30, 2008 to $12.0 million for the three months ended September 30, 2009, a decrease of $0.8 million, or 6%. The decrease is attributable to lower interest rates on unsecured debt as well as lower outstanding borrowings on the credit facility during the 2009 period as compared to the 2008 period resulting in an overall decrease in interest expense during 2009 as compared to 2008.

Discontinued Operations

Income from discontinued operations decreased from $1.7 million for the three months ended September 30, 2008 to $0.7 million for the three months ended September 30, 2009, a decrease of $1.0 million, or 61%.  The decrease is primarily attributed to income generated in the 2008 period with no similar income generated in the 2009 period for the 2008 dispositions as the Company did not own the properties in 2009.  Net gains on disposition of discontinued operations increased from $7.5 million for the three months ended September 30, 2008 to $10.9 million for the three months ended September 30, 2009 as a result of the sale of nine assets during the three months ended September 30, 2008 compared to the sale of thirteen properties sold through September 30, 2009, two properties that were considered held-for-sale at September 30, 2009, and one property that was removed due to eminent domain proceedings.

Same-Store Property Portfolio

The Company considers its same-store portfolio to consist of only those facilities owned at the beginning and at the end of the applicable years presented. Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.

Same-store revenues decreased from $56.2 million for the three months ended September 30, 2008 to $53.5 million for the three months ended September 30, 2009, a decrease of $2.7 million, or 5%, primarily attributable to a 5% decrease in average occupancy rates offset by a 1% increase in realized annual rent per occupied square foot on the same-store portfolio in the 2009 period as compared to the 2008 period.  Same-store property operating expenses decreased from $22.1 million for the three months ended September 30, 2008 to $20.7 million for the three months ended September 30, 2009, a decrease of $1.4 million or 6%.  Decreases include $0.6 million in advertising expenses, $0.2 million in utility expenses, $0.1 million in repairs and maintenance expenses and $0.1 million in real estate taxes in the 2009 period as compared to the 2008 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2009 and September 30, 2008

Total Revenues

Rental income decreased from $156.4 million for the nine months ended September 30, 2008 to $151.8 million for the nine months ended September 30, 2009, a decrease of $4.6 million, or 3%. This decrease is primarily attributable to a decrease of rental income from the same-store properties of $5.5 million due to decreased occupancy levels during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 offset by an increase in rental income of $0.9 million from assets that do not meet the same-store criteria.

Other property related income increased from $11.7 million for the nine months ended September 30, 2008 to $12.5 million for the nine months ended September 30, 2009, an increase of $0.8 million, or 7%. This increase is primarily attributable to increased insurance commissions and merchandise sales income of $0.9 million across the portfolio of storage facilities during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Total Operating Expenses

Property operating expenses decreased from $72.2 million for the nine months ended September 30, 2008 to $71.8 million for the nine months ended September 30, 2009, a decrease of $0.4 million, or 1%.  The decrease is primarily attributable to a $0.4 million decrease in property insurance expenses during the 2009 period as compared to the 2008.

Depreciation and amortization decreased from $56 million for the nine months ended September 30, 2008 to $53.5 million for the nine months ended September 30, 2009, a decrease of $2.5 million, or 4%. The decrease is primarily attributable to amortization expense of $4.6 million incurred during the nine months ended September 30, 2008 related to two in-place lease intangible assets acquired in conjunction with property acquisitions during 2008 and 2007, with no similar activity during the nine months ended September 30, 2009, offset by an increase in depreciation expense during the 2009 period of $2.1 million as compared to the 2008 period related to capital improvements during 2008 and 2009.

Total Other Expenses

Interest expense decreased from $39.6 million for the nine months ended September 30, 2008 to $34.8 million for the nine months ended September 30, 2009, a decrease of $4.8 million, or 12%. The decrease is attributable to lower interest rates on unsecured debt as well as lower outstanding borrowings on the credit facility during the 2009 period as compared to the 2008 period resulting in an overall decrease in interest expense during 2009 as compared to 2008.

Discontinued Operations

Income from discontinued operations decreased from $5.6 million for the nine months ended September 30, 2008 to $2.3 million for the nine months ended September 30, 2009, a decrease of $3.3 million, or 59%.  The decrease is primarily attributed to income generated in the 2008 period with no similar income generated in the 2009 period for the 2008 dispositions as the Company did not own the properties in 2009.  Net gains on disposition of discontinued operations increased from $13.4 million for the nine months ended September 30, 2008 to $13.5 million for the nine months ended September 30, 2009 as a result of the sale of fifteen assets during the nine months ended September 30, 2008 compared to the sale of sixteen properties sold during 2009, two properties that were considered held-for-sale at September 30, 2009, and one property that was removed due to eminent domain proceedings .

Non-GAAP Financial Measures

NOI

We define net operating income, or “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income: interest expense on loans, loan procurement amortization expense, depreciation and amortization, and general and administrative; and deducting: income from discontinued operations, gains on disposition of discontinued operations, other and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

We use NOI as a measure of operating performance at each of our facilities, and for all of our facilities in the aggregate. NOI should be considered in addition to, but not a substitute for, total revenues, operating income, net income, cash flows provided by operating, investing and financing activities, or other income statement or cash flow statement data prepared in accordance with GAAP.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2009 to the Nine Months Ended September 30, 2008

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2009 and 2008 is as follows:

	Nine Months Ended September 30,
	2009	2008	Change
	(in thousands)
Net cash flow provided by (used in):
Operating activities	$46,982	$53,205	$(6,223)
Investing activities	$96,452	$14,589	$81,863
Financing activities	$(86,211)	$(69,771)	$(16,440)

Cash flows provided by operating activities for the nine months ended September 30, 2009 and 2008 were $47 million and $53.2 million, respectively, a decrease of $6.2 million.  The decrease primarily relates to a $5.2 million decrease in other assets and a $1.1 million decrease in other liabilities during the 2009 period as compared to the 2008 period as a result of the timing of certain payments.

Cash provided by investing activities was $96.5 million for the nine months ended September 30, 2009 and $14.6 million for the nine months ended September 30, 2008, a change of $81.9 million.  The change primarily relates to increased property dispositions in the 2009 period as compared to the 2008 period, net proceeds received from the closing of the Heitman joint venture in August 2009 of approximately $48.7 million with no similar transactions during the 2008 period as well as higher acquisition activity in the 2008 period (one facility for an aggregate purchase price of $13.3 million) relative to the 2009 period (no facility acquisition activity).

Cash used in financing activities increased from $69.8 million to $86.2 million during the nine months ended September 30, 2008 and 2009, respectively. The increase in cash used in financing activities over the prior year period relates primarily to increased net debt payoffs of $213.3 million during the 2009 period as compared to the 2008 period offset by proceeds of approximately $170.9 million from the issuance of common shares in the 2009 period and distributions paid at $0.18 per share in the 2008 period as compared to similar distributions paid at $0.025 per share during the 2009 period.

Issuance of Common Shares

On August 19, 2009, the Company completed a public offering of 32.2 million common shares of beneficial interest.  The net proceeds from the offering of $161.9 million through September 30, 2009 were used for general corporate purposes including debt repayment of outstanding amounts on the Company’s credit facility.

In addition to the August 19, 2009 public offering, the Company sold 2.5 million common shares of beneficial interest through its at the market equity plan during the first half of 2009, generating net proceeds of $9.7 million that were used for general corporate purposes.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space from us at our facilities. Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the facilities in which we invest — self-storage facilities — are less sensitive than other real estate product types to current near-term economic downturns. However, prolonged economic downturns will adversely affect our cash flows from operations.

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short-term and the long term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly.  We expect such recurring capital expenditures remaining in the 2009 fiscal year to be approximately $2 million to $4 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and secured term loans, are approximately $202.2 million in 2009 and $113.8 million in 2010.

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

Current and Expected Sources of Cash Excluding Credit Facility

As of September 30, 2009, we had approximately $61.0 million in available cash and cash equivalents.  In addition, we had approximately $250.0 million of availability for borrowings under our revolving credit facility.  Subsequent to September 30, 2009, we sold two additional self-storage facilities for net proceeds of approximately $6.6 million and obtained one additional term loan providing an additional $5.5 million of cash.

We anticipate consummating additional sales of self-storage properties before the end of 2009.  In addition, we are in discussions with several community banks with respect to potential term loans secured by mortgages on self-storage properties.  While we believe that we may sell additional self-storage properties during the remainder of 2009 and will procure additional financing in the form of term loans having maturities of 3 to 7 years, we can provide no assurance that we will sell additional properties or procure such term loans.

Bank Credit Facilities

In November 2006, we and our Operating Partnership entered into a three-year, $450.0 million unsecured credit facility with Wachovia Capital Markets, LLC and Keybanc Capital Markets, replacing our existing $250.0 million unsecured revolving credit facility. The facility consists of a $200 million unsecured term loan and a $250 million revolving credit facility.  The facility has a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $675,000, and are not in default under the facility.   The Company exercised its extension option during August 2009 and will be required to pay the extension fee unless the Company closes a replacement credit facility prior to November 15, 2009. Borrowings under the credit facility bear interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.00% to 1.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of September 30, 2009, borrowings under the unsecured credit facility had a weighted average interest rate of 1.75%.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million. The term loans each had a November 20, 2009 maturity date, subject to a one year extension to November 20, 2010 at the Company’s option, provided we pay an extension fee of 15 basis points, or $86,000, and are not in default under the facility.  Each term loan bore interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin.  The applicable margin for the alternative base rate will vary from 0.10% to 0.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.  The Eurodollar rate is a rate of interest that is fixed for interest periods of one, two, three or six months based on the LIBOR rate determined two business days prior to the commencement of the applicable interest period.  The applicable margin for the Eurodollar rate will vary from 1.10% to 1.60% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.425% to 1.00% depending on our credit rating after achieving an investment grade rating.  As of September 30, 2009, there were no secured term loans outstanding.

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

On August 6, 2009, the Company received a commitment letter and term sheet from its lead arrangers, Wells Fargo Securities, LLC and Bank of America Merrill Lynch, with respect to a new credit facility.  The Company launched the syndication process in early July and by September 30, 2009 had received $450 million of lender commitments for a new, senior secured credit facility.  The term sheet contemplates, and the Company expects, the facility to be comprised of a $200 million secured term loan and a $250 million secured revolving credit facility. The new credit facility will have a three-year term and will be secured by the real and personal property interests in the Company’s borrowing base properties.  The term sheet provides for customary covenants including a maximum leverage ratio of 65% (67.5% during the initial year of the agreement), a minimum fixed charge coverage ratio of 1.45x, a minimum tangible net worth covenant, and limitations on certain permitted investments, dividends and distributions, and the amount of floating rate interest exposure. Pricing on the new facility will range, depending on leverage levels, from 3.25 to 4.00% over LIBOR, with a LIBOR floor of 1.5%.   The Company will use the proceeds from the new credit facility to repay outstanding balances under and to replace its existing $450 million credit facility, which is scheduled to mature on November 20, 2009.  The new credit facility is subject to lender due diligence, formal documentation and closing requirements.  The Company expects to close and fund the new credit facility on or before November 20, 2009.  If the Company and its lenders are unable to reach agreement on definitive documentation for the new credit facility with the lenders or the new credit facility otherwise does not close and/or is not funded on or before November 20, 2009, then the Company will utilize its extension options described above with respect to its existing credit facility and existing secured term loan to extend the maturity dates of those loans to November 20, 2010.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. As of September 30, 2009, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum and on $25 million of borrowings at 2.3400% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  In May 2008, the Company entered into interest rate swap agreements for notional principal amounts aggregating $200 million, that effectively fix the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% per annum until November 20, 2009.  The notional amount at September 30, 2009 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.  The Company is exposed to the potential risk of counterparty default or non-payment with respect to its interest rate swap agreements, in which event the Company could suffer a material loss on the value of those agreements; however, the Company does not currently believe that its counterparties on its swap agreements are likely to default or not perform their obligations under those agreements.

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

Our financial instruments consist of both fixed and variable rate debt.  As of September 30, 2009, our consolidated debt consisted of $528.1 million in fixed rate loans payable and $200.0 million in a variable rate unsecured term loan.  All financial instruments were entered into for other than trading purposes and the fair value of these financial instruments is referred to as the financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the financial instrument position.

If market rates of interest on our variable rate debt, excluding the effect of interest rate swap derivatives, increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.0 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.0 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $11.2 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $13.7 million.

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt. As of September 30, 2009, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million. The swap agreements effectively fix the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum, $25 million of borrowings at 2.3400% per annum and $200 million of borrowings at 2.7625% per annum, in each case until November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  The notional amount at September 30, 2009 provides an indication of the extent of the Company’s involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act of 1934) as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were effective in causing material information relating to us to be recorded, processed, summarized and reported by management on a timely basis and to ensure the quality and timeliness of our public disclosures with SEC disclosure obligations.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three month period ended September 30, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1- July 31	0	N/A	N/A	3,000,000
August 1- August 31	0	N/A	N/A	3,000,000
September 1- September 30	144	$6.49	N/A	3,000,000

Total	144			3,000,000

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

ITEM 6.  EXHIBITS

Exhibit No.

10.1

Contribution Agreement dated August 6, 2009 regarding the Heitman Joint Venture, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 7, 2009.

10.2

Amended and Restated Limited Partnership Agreement of YSI — HART LIMITED PARTNERSHIP dated August 13, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2009.

10.3

First Amendment to Contribution Agreement dated August 13, 2009 regarding the Heitman Joint Venture, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2009.

10.4

Underwriting Agreement dated August 13, 2009, by and among U-Store-It Trust, U-Store-It, L.P., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities LLC, as representatives of the several underwriters, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 14, 2009.

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

U-STORE-IT TRUST
(Registrant)

Date: November 9, 2009	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2009	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)