Form 10-K
period 2009-12-31
U-Store-It Trust
filed 2010-03-01
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of common shares held by non-affiliates of the registrant was $294,674,470.

As of February 26, 2010 the number of common shares of the registrant outstanding was 92,864,448.

Documents incorporated by reference: Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on estimates, assumptions and expectations that may not be realized and are inherently subject to risks and uncertainties, many of which we cannot predict with accuracy and some of which we might not even anticipate. Although we believe the estimates, assumptions and expectations reflected in these forward-looking statements are reasonable, our actual performance may differ materially from the results expressed or implied by the forward-looking statements.  Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•         changes in national and local economic, business, real estate and other market conditions which, among other things, reduce demand for self-storage facilities or increase costs of owning and operating self-storage facilities;

•         competition from other self-storage facilities and storage alternatives, which could result in lower occupancy and decreased rents;

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

•         acquisition and development risks, including unanticipated costs associated with the integration and operation of acquisitions;

•         risks of investing through joint ventures, including risks that our joint venture partners may not fulfill their obligations or may pursue actions that are inconsistent with our objectives;

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

Given these uncertainties and the other risks identified elsewhere in this Annual Report on Form 10-K, we caution readers not to place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by securities laws.

ITEM 1.  BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, acquisition and development of self-storage facilities in the United States.

As of December 31, 2009, we owned 367 self-storage facilities located in 26 states and in the District of Columbia containing an aggregate of approximately 23.7 million rentable square feet.  As of December 31, 2009, approximately 75.2% of the rentable square footage at our facilities was leased to approximately 150,000 tenants, and no single tenant represented a significant concentration of our revenues.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for our residential and commercial customers. Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats. Our facilities are specifically designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access. All of our facilities have an on-site manager during business hours, and 249, or approximately 68%, of our facilities have a manager who resides in an apartment at the facility. Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems. Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 68% of our facilities include climate controlled units, compared to the national average of 49% reported by the 2009 Self-Storage Almanac.

We were formed in July 2004 as a Maryland REIT.  We own our assets and conduct our business through our operating partnership, U-Store-It, L.P. (our “Operating Partnership”), and its subsidiaries.  We control the Operating Partnership as its sole general partner and, as of December 31, 2009, we owned an approximately 95.1% interest in the Operating Partnership.  Our Operating Partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2009 and 2008, we owned 367 and 387 facilities, respectively, that contained an aggregate of 23.7 million and 25.0 million rentable square feet with occupancy rates of 75.2% and 78.9%, respectively.  As of December 31, 2009 we had facilities in the District of Columbia and the following 26 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.   A complete listing of, and additional information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following is a summary of our 2009 and 2008 acquisition and disposition activity:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1	$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1	2,825
S. Palmetto Asset	Ontario, CA	June 2009	1	5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1	3,600
Jersey City Asset	Jersey City, NJ	August 2009	1	11,625
Dale Mabry Asset	Tampa, FL	August 2009	1	2,800
Winner Assets	Multiple locations in CO	September 2009	6	17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009	(b)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1	(c)
Boulder Assets (a)	Boulder, CO	September 2009	4	32,000
Winner Assets	Multiple locations in CO	October 2009	2	6,600
Brecksville Asset	Brecksville, OH	November 2009	1	3,300
			20	$90,866
2008 Acquisitions:

Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions:

77th Street Asset	Miami, FL	March 2008	1	$2,175
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
Endicott Asset	Union, NY	May 2008	1	2,250
Linden Asset	Linden, NJ	June 2008	1	2,825
Baton Rouge/Prairieville Assets	Multiple locations in LA	June 2008	2	5,400
Churchill Assets	Multiple locations in MS	August 2008	4	8,333
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2	10,760
Deland Asset	Deland, FL	September 2008	1	2,780
Mobile Assets	Mobile, AL	September 2008	2	6,140
Hudson Assets	Hudson, OH	October 2008	2	2,640
Stuart/Vero Beach Assets	Multiple locations in FL	October 2008	2	4,550
Skipper Road Assets	Multiple locations in FL	November 2008	2	5,020
Waterway Asset	Miami, FL	December 2008	1	4,635
			23	$61,958

(a)          We provided $17.6 million in seller financing to the buyer as part of the Boulder Assets disposition.

(b)         Approximately one third of the Baton Rouge Asset was taken in conjunction with eminent domain proceedings.  We continue to own and operate the remaining two thirds of the asset and include the asset in our total portfolio property count.

(c)          The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings and we have removed this asset from our total portfolio asset count.  We expect to finalize compensatory terms with discussions with the State of California by the fourth quarter of 2010.

The following table summarizes the change in number of our self-storage facilities from January 1, 2008 through December 31, 2009:

	2009	2008
Balance - Beginning of year	387	409
Facilities acquired	—	1
Facilities sold/ eminent domain	(20)	(23)
Balance - End of year	367	387

Financing Activities

The following summarizes certain financing activities during the year ended December 31, 2009:

•      New Credit Facility.  On December 8, 2009, we and our Operating Partnership entered into a three-year, $450 million secured credit facility with Wells Fargo Securities, LLC and Banc of America Securities LLC, as joint lead arrangers.  Our new credit facility is comprised of a $200 million secured term loan and a $250 million secured revolving credit facility.  Our new credit facility replaced our previous $450 million unsecured credit facility.  As of December 31, 2009, $200 million was outstanding under the term loan portion of the new credit facility and no amounts were outstanding under the revolving portion of the new credit facility.  The interest rate under the credit facility depends on our leverage levels and ranges from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%. Amounts that we repay under the term loan may not be re-borrowed.  We, together with our wholly-owned subsidiaries, USI II, LLC and YSI XXIX, L.P., are guarantors under the new credit facility.  The new credit facility contains customary affirmative and negative covenants, including restrictions on distributions to our shareholders, and financial covenants, including liquidity and net worth requirements.  Our ability to borrow from time to time under the revolver is subject to our ongoing compliance with these covenants.

•      Small Mortgages — Regional Bank Financings.  During 2009, we obtained an aggregate of $119.8 million in secured financings with 17 community and regional banks.  These loans, which range in size from $1.1 million to $25.6 million, are secured by mortgages on 45 of our properties.  The weighted average maturity of these loans at December 31, 2009 was 6.6 years and the weighted average interest rate of the loans is 7.01%.  These loans contain customary affirmative, negative and financial covenants.  We or the Operating Partnership are guarantors under each of these loans for customary non-recourse carve-outs.

•      Joint Venture.  On August 13, 2009, we consummated a joint venture with an affiliate of Heitman, LLC. We contributed 22 properties to this joint venture, which are located in eight states, and received a distribution of approximately $51 million in cash at closing and a 50% interest in this joint venture, which we consolidate.  We used the proceeds distributed to us by the joint venture to reduce the outstanding balance under our prior unsecured credit facility and for general corporate purposes.  We provide day-to-day management services for the properties of the joint venture in exchange for a market-rate management fee.

•      Public Offering.  On August 19, 2009, we sold 32.2 million common shares of beneficial interest for net proceeds of approximately $161.9 million.  Additionally, during 2009 we sold 2.5 million shares in conjunction with our at the market program for net proceeds of approximately $9.7 million.  We used the net proceeds from these issuances to repay existing indebtedness, including under our prior unsecured credit facility, and for general corporate purposes.

Business Strategy

Our business strategy consists of several elements:

•         Maximize cash flow from our facilities — Our operating strategy focuses on maximizing sustainable rents at our facilities while achieving and sustaining occupancy targets. We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts, and physical occupancy with an objective of maximizing our rental revenue.

•         Acquire facilities within targeted markets — Although our business plan does not contemplate significant facilities acquisitions in 2010, we expect to continue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity.  We expect to focus our evaluation of acquisition opportunities in markets where we currently maintain management that can be extended to additional facilities.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities. Our investment committee, comprised of executive officers and led by Dean Jernigan, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation. Through our investment committee, we intend to focus on the following criteria:

•         Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth. We seek to increase our presence primarily in areas that we expect will experience growth, including areas within Illinois, Texas, Florida and the Northeastern United States and to enter new markets should suitable opportunities arise.

•         Quality of facility — We focus on self-storage facilities that have good visibility and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

•         Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single facilities, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and the ability to spread our fixed costs across a large base of facilities.

Operating Segment

We have one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

Concentration

Our self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility.  No single tenant represented a significant concentration of our 2009 revenues. Our facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of our total 2009 revenues.  Our facilities in these states provided approximately 19%, 15%, 9% and 7%, respectively, of our total 2008 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents contain no limitation on the amount of debt we may incur, we maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2009, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units and (b) the carrying value of our total indebtedness) was approximately 51.9%. Our ratio of debt to the depreciated cost of our real estate assets as of December 31, 2009 was approximately 53.7% compared to approximately 62.7% as of December 31, 2008.  We expect to finance additional investments in self-storage facilities through the most attractive available source of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility. These capital sources may include borrowings under the revolving portion of our secured credit facility and through additional secured financings, sales of common or preferred shares in public offerings or private placements, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties or cash and formations of joint ventures. We also may sell facilities that we no longer view as core assets and reallocate the sales proceeds to fund other growth.

Competition

New self-storage facility development has intensified the competition among self-storage operators in many market areas in which we operate. Self-storage facilities compete based on a number of factors, including location, rental rates, security, suitability of the facility’s design to prospective customers’ needs and the manner in which the facility is operated and marketed. In particular, the number of competing self-storage facilities in a particular market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our facilities. We believe that the primary competition for potential customers of any of our self-storage facilities comes from other self-storage facilities within a three-mile radius of that facility. We believe we have positioned our facilities within their respective markets as high-quality operators that emphasize customer convenience, security and professionalism.

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

Government Regulation

We are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and various federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.

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

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, environmental hazards, because such coverage is not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  We also carry liability insurance to insure against personal injuries that might be sustained on our properties and director and officer liability insurance.

Offices

Our principal executive office is located at 460 E. Swedesford Road, Suite 3000, Wayne, PA  19087. Our telephone number is (610) 293-5700. We believe that our current facilities are adequate for our present and future operations.

Employees

As of December 31, 2009, we employed 953 employees, of whom 145 were corporate executive and administrative personnel and 808 were property level personnel. We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports with the Securities and Exchange Commission (the “SEC”).  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov. Our internet website address is www.ustoreit.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

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

Approximately 15% (or approximately $115 million) of the aggregate principal amount of our total debt, including our mortgage and revolving indebtedness is due on or before December 31, 2010.  Certain of our mortgages will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”  We may not have the cash resources available to repay those amounts, and we may have to raise funds for such repayment either through the issuance of capital stock, additional borrowings (which may include extension of maturity dates), joint ventures or asset sales.  There can be no assurance that we will be able to refinance the debt on favorable terms or at all. To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors

In addition, we may be exposed to the potential risk of counterparty default or non-payment with respect to interest rate hedges, swap agreements, floors, caps and other interest rate hedging contracts that we may enter into from time to time, in which event we could suffer a material loss on the value of those agreements.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.  There is no assurance that our potential counterparties on these agreements are likely to perform their obligations under such agreements.

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

Our secured credit facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and net worth tests.  Our ability to borrow under our credit facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facility and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.

Increases in interest rates on variable rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders.  Rising interest rates could also restrict our ability to refinance existing debt when it matures.  In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.  We may enter into, from time to time, agreements such as interest rate hedges, swap agreements, floors, caps and other interest rate hedging contracts with respect to a portion of our variable rate debt.  Although such agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.  There is no assurance that our potential counterparties on swap agreements are likely to perform their obligations under such agreements.

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

•                  other risk factors described in this Annual Report on Form 10-K.

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

The United States has recently experienced an economic slowdown that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our facilities in California, Florida, Texas, Ohio, Tennessee, Illinois and Arizona accounted for approximately 17%, 16%, 11%, 8%, 7%, 7% and 5%, respectively, of our total rentable square feet as of December 31, 2009. As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

Many states and local jurisdictions are facing severe budgetary problems which may have an adverse impact on our business and financial results.

Many states and jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes or other governmental efforts, including mandating medical insurance for employees, could adversely impact our business and results of operations.

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

We face risks associated with facility acquisitions.

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

We have in the past, and may continue to, co-invest with third parties through joint ventures. In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the facilities owned through joint ventures.

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

Under the Americans with Disabilities Act of 1990 and applicable state accessibility act laws (collectively, the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons. A number of other federal, state and local laws may also impose access and other similar requirements at our facilities. A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance. Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance. If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures, which could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

Failure to qualify as a REIT would subject us to U.S. federal income tax which would reduce the cash available for distribution to our shareholders.

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

To maintain our REIT status, we may be forced to borrow funds on a short term basis during unfavorable market conditions.

As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income that may result in our having to make distributions at disadvantageous time or to borrow funds at unfavorable rates.  Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.

We will pay some taxes even if we qualify as a REIT, which will reduce the cash available for distribution to our shareholders.

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

Privacy concerns could result in regulatory changes that may harm our business.

Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate have imposed restrictions and requirements on the use of personal information by those collecting such information. Changes to law or regulations affecting privacy, if applicable to our business, could impose additional costs and liability on us and could limit our use and disclosure of such information.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2009, we had 808 field personnel involved in the management and operation of our facilities. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities. We compete with various other companies in attracting and retaining qualified and skilled personnel.

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

Robert J. Amsdell, our former Chairman and Chief Executive Officer; Barry L. Amsdell, a former Trustee; Todd C. Amsdell, our former Chief Operating Officer and former President of our development subsidiary; and the Amsdell Entities (collectively, “The Amsdell Family”) collectively own an approximate 13.96 % beneficial interest in our company on a fully diluted basis and therefore have the ability to exercise significant influence on any matter presented to our shareholders.

The Amsdell Family collectively owns approximately 12.6% of our outstanding common shares, and an approximate 13.96% beneficial interest in our company on a fully diluted basis. Consequently, the Amsdell Family may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our Board of Trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers. As a result, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of our other shareholders.

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

The market price of our common shares has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common shares has been subject to significant fluctuations and may continue to fluctuate or decline.  Since March 2009, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $7.83 to a low of $1.34.  In the past several years, REIT stocks have experienced high levels of volatility and significant declines in value from their historic highs. Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2009, we owned 367 self-storage facilities located in 26 states and the District of Columbia; and aggregating approximately 23.7 million rentable square feet. The following table sets forth certain summary information regarding our facilities by state as of December 31, 2009.

			Total	% of Total	% of
	Number of	Number of	Rentable	Rentable	Occupied
State	Facilities	Units	Square Feet	Square Feet	Square Feet

California	58	33,821	3,954,013	16.7%	67.6%
Florida	51	36,094	3,795,690	16.0%	75.5%
Texas	43	20,878	2,643,421	11.1%	79.9%
Ohio	33	15,347	1,879,352	7.9%	72.4%
Illinois	27	13,879	1,609,823	6.8%	81.5%
Tennessee	24	12,855	1,682,687	7.1%	76.0%
Arizona	24	11,713	1,246,619	5.3%	75.3%
Connecticut	17	7,076	848,086	3.6%	78.0%
New Jersey	13	9,004	876,505	3.7%	74.1%
Georgia	9	6,092	759,215	3.2%	76.3%
Indiana	9	5,171	592,742	2.5%	71.3%
New Mexico	9	3,437	387,665	1.6%	80.4%
Colorado	8	4,067	491,394	2.1%	76.6%
North Carolina	8	4,756	557,721	2.4%	76.0%
Maryland	5	4,191	517,782	2.2%	83.0%
New York	5	2,871	311,883	1.3%	77.7%
Michigan	4	1,885	270,869	1.1%	70.7%
Utah	4	2,255	241,524	1.0%	79.8%
Louisiana	3	1,423	195,267	0.8%	81.0%
Massachusetts	3	1,784	173,413	0.7%	75.1%
Pennsylvania	2	1,614	173,869	0.7%	79.9%
Virginia	2	1,174	130,682	0.6%	69.0%
Nevada	2	884	97,068	0.4%	82.0%
Alabama	1	798	128,951	0.5%	73.7%
Washington, DC	1	752	62,695	0.3%	89.5%
Mississippi	1	509	61,251	0.2%	77.7%
Wisconsin	1	485	58,515	0.2%	76.4%
Total/Weighted Average	367	204,815	23,748,702	100.0%	75.2%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2009. Our ownership of each facility consists of a fee interest in the facility held by U-Store-It, L.P., our operating partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, where we have a ground lease. In addition, small parcels of land at five of our other facilities are subject to ground leases.

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Mobile, AL †	1997	1974/90	128,951	73.7%	798	Y	1.6%
Chandler, AZ	2005	1985	47,520	81.7%	439	Y	6.9%
Glendale, AZ	1998	1987	56,850	76.5%	529	Y	0.0%
Green Valley, AZ	2005	1985	25,050	68.9%	257	N	8.0%
Mesa I, AZ	2006	1985	52,375	80.5%	495	N	0.0%
Mesa II, AZ	2006	1981	45,145	78.0%	389	Y	8.4%
Mesa III, AZ	2006	1986	58,264	68.1%	482	Y	4.5%
Phoenix I, AZ	2006	1987	100,762	66.4%	757	Y	8.7%
Phoenix II, AZ	2006	1974	45,270	85.3%	409	Y	4.7%
Scottsdale, AZ	1998	1995	80,925	79.9%	635	Y	9.5%
Tempe, AZ	2005	1975	53,890	72.9%	403	Y	13.0%
Tucson I, AZ	1998	1974	59,350	74.6%	491	Y	0.0%
Tucson II, AZ	1998	1988	43,950	76.6%	525	Y	100.0%
Tucson III, AZ	2005	1979	49,822	68.6%	494	N	0.0%
Tucson IV, AZ	2005	1982	48,040	81.1%	508	Y	3.7%
Tucson V, AZ	2005	1982	45,234	69.4%	419	Y	3.0%
Tucson VI, AZ	2005	1982	40,841	69.4%	417	Y	3.4%
Tucson VII, AZ	2005	1982	52,688	75.7%	605	Y	2.0%
Tucson VIII, AZ	2005	1979	46,650	73.9%	466	Y	0.0%
Tucson IX, AZ	2005	1984	67,656	73.9%	610	Y	2.0%
Tucson X, AZ	2005	1981	46,350	72.5%	430	N	0.0%
Tucson XI, AZ	2005	1974	42,700	75.4%	433	Y	0.0%
Tucson XII, AZ	2005	1974	42,325	83.7%	437	Y	4.8%
Tucson XIII, AZ	2005	1974	45,792	75.4%	522	Y	0.0%
Tucson XIV, AZ	2005	1976	49,170	85.8%	561	Y	8.8%
Apple Valley I, CA	1997	1984	73,250	48.1%	552	N	0.0%
Apple Valley II, CA	1997	1988	61,555	67.3%	471	Y	5.9%
Benicia, CA	2005	1988/93/05	74,770	83.8%	734	Y	0.0%
Bloomington I, CA	1997	1987	28,425	67.0%	216	N	0.0%
Bloomington II, CA †	1997	1987	25,860	67.4%	20	N	0.0%
Cathedral City, CA †	2006	1982/92	109,745	59.4%	708	Y	2.3%
Citrus Heights, CA	2005	1987	75,620	60.6%	658	Y	0.0%
Diamond Bar, CA	2005	1988	103,034	81.1%	898	Y	0.0%
Escondido, CA	2007	2002	142,970	74.5%	1226	Y	6.6%
Fallbrook, CA	1997	1985/88	46,370	88.6%	446	Y	0.0%
Hemet, CA	1997	1989	66,040	66.1%	433	Y	0.0%
Highland I, CA	1997	1987	76,765	52.3%	841	Y	0.0%
Highland II, CA	2006	1982	62,257	57.8%	519	Y	1.0%
Lancaster, CA	2001	1987	60,665	42.7%	385	Y	0.0%
Long Beach, CA	2006	1974	124,363	60.7%	1349	Y	0.0%
Murrieta, CA	2005	1996	49,790	81.7%	426	Y	2.9%
North Highlands, CA	2005	1980	57,244	84.0%	471	N	0.0%
Orangevale, CA	2005	1980	51,142	70.5%	523	Y	0.0%
Palm Springs I, CA	2006	1989	72,675	59.4%	570	Y	0.0%
Palm Springs II, CA †	2006	1982/89	122,370	61.6%	626	Y	8.7%
Pleasanton, CA	2005	2003	85,195	81.2%	693	Y	0.0%
Rancho Cordova, CA	2005	1979	53,928	64.7%	460	Y	0.0%
Redlands, CA	1997	1985	62,805	64.8%	538	N	0.0%
Rialto I, CA	1997	1987	57,371	68.8%	497	Y	0.0%
Rialto II, CA	2006	1980	99,783	74.3%	749	Y	0.0%
Riverside I, CA	1997	1989	28,310	76.8%	226	N	0.0%
Riverside II, CA †	1997	1989	20,420	67.6%	18	N	0.0%
Riverside III, CA	1998	1989	46,809	66.0%	429	Y	0.0%
Riverside IV, CA	2006	1977	67,220	76.7%	663	Y	0.0%
Riverside V, CA	2006	1985	85,346	50.0%	830	Y	3.9%
Riverside VI, CA	2007	2004	74,900	76.9%	409	Y	12.7%
Roseville, CA	2005	1979	60,094	75.2%	547	N	0.0%
Sacramento I, CA	2005	1979	51,114	66.2%	543	Y	0.0%
Sacramento II, CA	2005	1986	62,130	65.9%	575	Y	0.0%
San Bernardino I, CA	1997	1987	83,253	58.8%	578	Y	2.0%
San Bernardino II, CA	1997	1987	31,070	53.7%	253	N	0.0%
San Bernardino III, CA	1997	1989	57,215	71.1%	584	Y	0.0%
San Bernardino IV, CA	1997	1991	41,546	69.3%	375	Y	0.0%
San Bernardino V, CA	1997	1985/92	35,671	63.9%	402	N	0.0%
San Bernardino VI, CA	2005	2002/04	83,507	63.9%	749	N	11.8%
San Bernardino VII, CA	2006	1974	56,795	58.8%	499	Y	4.2%
San Bernardino VIII, CA	2006	1975	103,860	54.8%	951	N	0.0%
San Bernardino IX, CA	2006	1978	78,839	73.9%	645	Y	1.3%
San Bernardino X, CA	2006	1977	95,154	63.2%	889	Y	0.0%
San Marcos, CA	2005	1979	37,430	76.0%	246	Y	0.0%
Santa Ana, CA	2006	1984	64,571	69.6%	710	N	2.4%
South Sacramento, CA	2005	1979	51,740	48.8%	417	Y	0.0%
Spring Valley, CA	2006	1980	55,045	68.4%	711	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Sun City, CA	1998	1989	38,335	90.0%	362	N	0.0%
Temecula I, CA	1998	1985/2003	81,700	72.3%	683	Y	46.4%
Temecula II, CA	2006	2003	84,345	72.4%	643	Y	51.2%
Thousand Palms, CA	2006	1988/01	75,445	58.0%	765	Y	27.1%
Vista I, CA	2001	1988	74,605	82.8%	612	Y	0.0%
Vista II, CA	2005	2001/02/03	147,421	70.6%	1261	Y	2.3%
Walnut, CA	2005	1987	50,708	72.2%	536	Y	9.2%
West Sacramento, CA	2005	1984	39,715	73.0%	482	Y	0.0%
Westminster, CA	2005	1983/98	68,148	77.7%	558	Y	0.0%
Yucaipa, CA	1997	1989	77,560	71.1%	661	Y	0.0%
Aurora I, CO	2005	1981	75,627	72.0%	602	Y	0.0%
Colorado Springs I, CO	2005	1986	47,975	76.0%	454	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	78.5%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	70.4%	451	Y	0.0%
Federal Heights, CO	2005	1980	54,770	82.7%	559	Y	0.0%
Golden, CO	2005	1985	85,830	82.5%	621	Y	1.2%
Littleton I , CO	2005	1987	53,490	72.5%	449	Y	37.4%
Northglenn, CO	2005	1980	52,102	76.5%	498	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	74.4%	436	Y	6.6%
Branford, CT	1995	1986	50,679	76.4%	431	N	2.2%
Bristol, CT	2005	1989/99	48,050	76.5%	438	N	22.3%
East Windsor, CT	2005	1986/89	45,900	77.4%	296	N	0.0%
Enfield, CT	2001	1989	52,875	92.2%	365	N	0.0%
Gales Ferry, CT	1995	1987/89	54,130	72.7%	596	N	6.3%
Manchester I, CT (6)	2002	1999/00/01	47,125	86.3%	459	N	37.6%
Manchester II, CT	2005	1984	52,725	74.1%	390	N	0.0%
Milford, CT	1994	1975	44,885	76.9%	376	Y	4.0%
Monroe, CT	2005	1996/03	58,500	76.9%	400	N	0.0%
Mystic, CT	1994	1975/86	50,725	81.2%	556	Y	2.3%
Newington I, CT	2005	1978/97	42,520	71.2%	248	N	0.0%
Newington II, CT	2005	1979/81	36,140	82.9%	198	N	0.0%
Old Saybrook I, CT	2005	1982/88/00	87,625	80.6%	713	N	5.8%
Old Saybrook II, CT	2005	1988/02	26,425	80.9%	254	N	54.6%
South Windsor, CT	1994	1976	72,125	70.4%	553	Y	1.1%
Stamford, CT	2005	1997	28,957	78.3%	367	N	32.8%
Washington, DC	2008	2002	62,695	89.5%	752	Y	96.5%
Boca Raton, FL	2001	1998	37,958	76.5%	605	Y	68.2%
Boynton Beach I, FL	2001	1999	61,977	78.6%	767	Y	54.2%
Boynton Beach II, FL	2005	2001	61,777	67.8%	580	Y	82.3%
Bradenton I, FL	2004	1979	68,391	58.5%	635	N	2.7%
Bradenton II, FL	2004	1996	87,810	77.5%	859	Y	40.1%
Cape Coral, FL	2000*	2000	76,592	75.0%	864	Y	83.5%
Dania, FL	1994	1988	58,270	78.7%	498	Y	26.9%
Dania Beach, FL (6)	2004	1984	181,513	65.4%	1975	N	20.4%
Davie, FL	2001*	2001	81,135	70.1%	853	Y	55.6%
Deerfield Beach, FL	1998*	1998	57,280	82.8%	519	Y	38.8%
Delray Beach, FL	2001	1999	67,821	74.8%	834	Y	39.3%
Fernandina Beach, FL	1996	1986	110,785	71.7%	828	N	35.7%
Ft. Lauderdale, FL	1999	1999	70,093	87.8%	690	Y	46.8%
Ft. Myers, FL	1998	1998	67,642	68.8%	591	Y	67.0%
Jacksonville I, FL	2005	2005	80,586	84.1%	730	N	100.0%
Jacksonville II, FL	2007	2004	65,070	87.2%	664	N	100.0%
Jacksonville III, FL	2007	2003	65,595	80.6%	691	N	100.0%
Jacksonville IV, FL	2007	2006	78,370	73.3%	704	N	75.1%
Jacksonville V, FL	2007	2004	82,160	80.2%	713	N	82.2%
Kendall, FL	2007	2003	75,395	76.0%	703	N	71.0%
Lake Worth, FL †	1998	1998/02	161,808	88.0%	1396	Y	37.2%
Lakeland I, FL	1994	1988	49,095	78.5%	491	Y	79.4%
Lutz I, FL	2004	2000	66,595	64.5%	614	Y	37.2%
Lutz II, FL	2004	1999	69,232	80.2%	539	Y	20.6%
Margate I, FL †	1994	1979/81	54,505	75.1%	339	N	10.0%
Margate II, FL †	1996	1985	65,186	89.2%	425	Y	28.8%
Merrit Island, FL	2000	2000	50,417	71.2%	465	Y	56.7%
Miami I, FL	1995	1995	46,825	78.7%	560	Y	52.1%
Miami II, FL	1994	1989	67,060	72.1%	567	Y	8.0%
Miami VI, FL	2005	1988/03	150,510	70.4%	1523	N	86.8%
Naples I, FL	1996	1996	48,150	88.2%	336	Y	26.6%
Naples II, FL	1997	1985	65,850	84.8%	644	Y	44.6%
Naples III, FL	1997	1981/83	80,675	65.0%	818	Y	23.9%
Naples IV, FL	1998	1990	40,700	70.9%	441	N	43.6%
Ocoee, FL	2005	1997	76,130	81.2%	627	Y	15.5%
Orange City, FL	2004	2001	59,586	76.0%	648	N	39.1%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Orlando I, FL (6)	1997	1987	52,170	63.8%	497	Y	4.9%
Orlando II, FL	2005	2002/04	63,084	83.6%	586	N	74.2%
Orlando III, FL	2006	1988/90/96	104,140	68.2%	790	Y	6.9%
Oviedo, FL	2006	1988/1991	49,251	76.8%	425	Y	3.2%
Pembroke Pines, FL	1997	1997	67,321	83.0%	702	Y	63.2%
Royal Palm Beach I, FL †	1994	1988	98,961	64.7%	675	N	54.5%
Royal Palm Beach II, FL	2007	2004	81,415	72.2%	770	N	82.3%
Sanford, FL	2006	1988/2006	61,810	70.8%	438	Y	28.6%
Sarasota, FL	1998	1998	71,102	70.6%	526	Y	42.5%
St. Augustine, FL	1996	1985	59,725	64.7%	697	Y	29.9%
Stuart, FL	1997	1995	86,883	73.0%	980	N	51.7%
SW Ranches, FL	2007	2004	64,955	81.9%	648	N	85.3%
Tampa II, FL	2007	2001/2002	83,763	84.2%	796	N	28.5%
West Palm Beach I, FL	2001	1997	68,063	77.7%	993	Y	47.2%
West Palm Beach II, FL	2004	1996	94,503	79.7%	835	Y	73.9%
Alpharetta, GA	2001	1996	90,485	71.0%	665	Y	75.1%
Austell , GA	2006	2000	83,525	75.5%	640	N	66.0%
Decatur, GA	1998	1986	148,320	73.0%	1320	Y	3.1%
Norcross, GA	2001	1997	85,140	75.6%	577	Y	55.4%
Peachtree City, GA	2001	1997	49,845	80.7%	444	N	75.6%
Smyrna, GA	2001	2000	56,970	81.1%	497	Y	100.0%
Snellville, GA	2007	1996/1997	80,100	88.9%	753	Y	27.1%
Suwanee I, GA	2007	2000/2003	85,190	72.2%	622	Y	28.7%
Suwanee II, GA	2007	2005	79,640	75.2%	574	N	61.5%
Addison, IL	2004	1979	31,325	88.4%	369	Y	0.0%
Aurora, IL	2004	1996	74,060	73.2%	553	Y	6.9%
Bartlett, IL	2004	1987	51,425	93.4%	412	Y	33.1%
Bellwood, IL	2001	1999	86,525	82.5%	744	Y	52.2%
Des Plaines, IL (6)	2004	1978	74,400	85.5%	638	N	0.0%
Elk Grove Village, IL	2004	1987	64,179	86.9%	631	Y	5.5%
Glenview, IL	2004	1998	100,115	91.7%	738	Y	100.0%
Gurnee, IL	2004	1987	80,275	82.2%	726	Y	34.1%
Hanover, IL	2004	1987	41,178	67.0%	408	N	0.4%
Harvey, IL	2004	1987	60,090	88.9%	575	Y	3.0%
Joliet, IL	2004	1993	74,350	69.9%	483	Y	96.4%
Kildeer, IL	2004	1988	46,475	89.4%	431	Y	0.0%
Lombard, IL	2004	1981	57,938	92.9%	547	N	9.8%
Mount Prospect, IL	2004	1979	65,000	85.3%	595	Y	12.7%
Mundelein, IL	2004	1990	44,700	79.8%	490	Y	8.9%
North Chicago, IL	2004	1985	53,300	83.2%	430	N	0.0%
Plainfield I, IL	2004	1998	53,800	88.1%	399	N	3.3%
Plainfield II, IL	2005	2000	52,100	67.8%	357	N	22.7%
Schaumburg, IL	2004	1988	31,160	86.8%	321	N	5.6%
Streamwood, IL	2004	1982	64,305	73.8%	570	N	4.4%
Warrensville, IL	2005	1977/89	48,796	82.5%	378	N	0.0%
Waukegan, IL	2004	1977	79,750	78.8%	692	Y	8.4%
West Chicago, IL	2004	1979	48,175	73.8%	423	Y	0.0%
Westmont, IL	2004	1979	53,700	85.3%	390	Y	0.0%
Wheeling I, IL	2004	1974	54,210	80.3%	499	N	0.0%
Wheeling II, IL	2004	1979	67,825	67.7%	612	Y	7.3%
Woodridge, IL	2004	1987	50,667	76.8%	468	N	7.5%
Indianapolis I, IN	2004	1987	43,600	79.8%	327	N	0.0%
Indianapolis II, IN	2004	1997	44,900	81.8%	454	Y	15.6%
Indianapolis III, IN	2004	1999	60,850	67.7%	496	Y	32.8%
Indianapolis IV, IN	2004	1976	62,105	67.0%	535	Y	0.0%
Indianapolis V, IN	2004	1999	74,825	91.0%	584	Y	33.6%
Indianapolis VI, IN	2004	1976	73,003	68.9%	717	Y	0.0%
Indianapolis VII, IN	2004	1992	91,727	67.1%	811	Y	6.4%
Indianapolis VIII, IN	2004	1975	80,000	62.5%	703	Y	0.0%
Indianapolis IX, IN	2004	1976	61,732	62.5%	544	Y	0.0%
Baton Rouge I, LA	1997	1980	35,450	77.4%	331	Y	11.6%
Baton Rouge II, LA	1997	1980/1995	80,277	84.4%	569	Y	40.5%
Slidell, LA	2001	1998	79,540	79.2%	523	Y	46.6%
Boston, MA	2002	2001	60,695	81.1%	630	Y	100.0%
Leominster, MA	1998	1987/88/00	53,823	74.1%	500	Y	38.5%
Medford, MA	2007	2001	58,895	70.0%	654	N	96.0%
Baltimore, MD	2001	1999/00	93,625	70.9%	835	Y	45.4%
California, MD	2004	1998	77,840	89.1%	723	Y	39.0%
Gaithersburg, MD	2005	1998	86,970	80.6%	790	Y	42.0%
Laurel, MD †	2001	1978/99/00	162,097	90.2%	1018	N	40.9%
Temple Hills, MD	2001	2000	97,250	80.0%	825	Y	68.8%
Grand Rapids, MI	1996	1976	87,381	64.5%	525	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Portage, MI (6)	1996	1980	50,280	84.1%	386	N	0.0%
Romulus, MI	1997	1997	42,050	72.1%	339	Y	7.4%
Wyoming, MI	1996	1987	91,158	68.7%	635	N	0.0%
Gulfport, MS	1997	1977/93	61,251	77.7%	509	Y	33.5%
Belmont, NC	2001	1996/97/98	81,048	68.3%	582	N	23.8%
Burlington I, NC	2001	1990/91/93/94/98	109,396	66.9%	956	N	4.7%
Burlington II, NC	2001	1991	42,205	70.1%	391	Y	12.1%
Cary, NC	2001	1993/94/97	111,772	74.2%	788	N	7.3%
Charlotte, NC	1999	1999	69,000	82.6%	736	Y	52.4%
Fayetteville I, NC	1997	1981	41,400	89.0%	343	N	0.0%
Fayetteville II, NC	1997	1993/95	54,225	92.0%	547	Y	11.9%
Raleigh, NC	1998	1994/95	48,675	80.5%	413	Y	8.2%
Brick, NJ	1994	1981	51,740	66.8%	430	N	0.0%
Clifton, NJ	2005	2001	105,550	79.6%	1015	Y	85.5%
Cranford, NJ	1994	1987	91,250	78.4%	851	Y	7.9%
East Hanover, NJ	1994	1983	107,579	70.0%	970	N	1.6%
Elizabeth, NJ	2005	1925/97	38,910	87.2%	671	N	0.0%
Fairview, NJ	1997	1989	27,925	73.8%	448	N	100.0%
Hamilton, NJ	2006	1990	70,550	62.2%	610	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	81.1%	742	N	100.0%
Linden, NJ	1994	1983	100,325	66.1%	1116	N	2.8%
Morris Township, NJ (5)	1997	1972	71,776	72.2%	566	Y	1.3%
Parsippany, NJ	1997	1981	66,325	84.2%	567	Y	6.9%
Randolph, NJ	2002	1998/99	52,565	78.5%	554	Y	82.5%
Sewell, NJ	2001	1984/98	57,830	73.6%	464	N	5.3%
Albuquerque I, NM	2005	1985	65,852	89.1%	610	Y	3.2%
Albuquerque II, NM	2005	1985	58,798	81.8%	524	Y	4.1%
Albuquerque IV, NM	2005	1986	57,536	83.9%	514	Y	4.7%
Carlsbad, NM	2005	1975	39,999	91.7%	342	Y	0.0%
Deming, NM	2005	1973/83	33,005	90.9%	241	Y	0.0%
Las Cruces, NM	2005	1984	43,850	68.8%	378	Y	3.1%
Las Cruces, NM	2008	2007	21,890	44.5%	156	N	11.4%
Lovington, NM	2005	1975	15,750	76.7%	261	Y	0.0%
Silver City, NM	2005	1972	26,975	74.8%	239	Y	0.0%
Truth or Consequences, NM	2005	1977/99/00	24,010	74.3%	172	Y	0.0%
Las Vegas I, NV †	2006	1986	48,218	76.4%	378	Y	5.4%
Las Vegas II, NV	2006	1997	48,850	87.7%	506	N	75.2%
Jamaica, NY	2001	2000	88,415	75.9%	918	Y	30.7%
New Rochelle, NY	2005	1998	48,431	84.3%	399	N	15.0%
North Babylon, NY	1998	1988/99	78,188	83.8%	649	N	9.0%
Riverhead, NY	2005	1985/86/99	38,240	74.7%	325	N	0.0%
Southold, NY	2005	1989	58,609	68.5%	580	N	3.1%
Boardman, OH	1980	1980/89	65,495	65.9%	513	Y	24.0%
Canton I, OH	2005	1979/87	39,750	72.9%	407	N	0.0%
Canton II, OH	2005	1997	26,200	69.7%	191	Y	0.0%
Centerville I, OH	2004	1976	86,390	64.2%	639	Y	0.0%
Centerville II, OH	2004	1976	43,350	68.0%	305	N	0.0%
Cleveland I, OH	2005	1997/99	45,950	82.6%	335	Y	4.9%
Cleveland II, OH	2005	2000	58,425	55.2%	569	Y	0.0%
Columbus , OH	2006	1999	72,155	61.7%	598	Y	26.1%
Dayton I, OH	2004	1978	43,100	69.0%	341	N	0.0%
Dayton II, OH	2005	1989/00	48,149	75.2%	387	Y	1.7%
Euclid I, OH	1988*	1988	46,910	65.0%	428	Y	22.2%
Euclid II, OH	1988*	1988	47,275	70.8%	377	Y	0.0%
Grove City, OH	2006	1997	89,290	75.5%	776	Y	16.9%
Hilliard, OH	2006	1995	89,715	66.7%	779	Y	24.5%
Lakewood, OH	1989*	1989	39,337	77.9%	459	Y	24.6%
Louisville, OH	2005	1988/90	53,960	74.0%	383	N	0.0%
Marblehead, OH	2005	1988/98	52,300	77.5%	383	Y	0.0%
Mason, OH	1998	1981	33,900	77.1%	281	Y	0.0%
Mentor, OH	2005	1983/99	51,225	93.7%	366	N	16.1%
Miamisburg, OH	2004	1975	59,930	68.2%	430	Y	0.0%
Middleburg Heights, OH	1980*	1980	93,025	81.9%	662	N	3.8%
North Canton I, OH	1979*	1979	45,400	80.8%	318	N	0.0%
North Canton II, OH	1983*	1983	44,140	80.8%	345	Y	15.8%
North Olmsted I, OH	1979*	1979	48,665	74.7%	441	N	7.0%
North Olmsted II, OH	1988*	1988	47,850	79.9%	398	Y	14.2%
North Randall, OH	1998*	1998/02	80,099	76.1%	800	N	90.8%
Perry, OH	2005	1992/97	63,700	68.4%	420	Y	0.0%
Reynoldsburg, OH	2006	1979	66,895	66.8%	663	Y	0.0%
Strongsville, OH	2007	1978	43,727	81.2%	402	N	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,281	64.2%	710	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Westlake, OH	2005	2001	62,750	80.8%	452	Y	6.1%
Willoughby, OH	2005	1997	34,064	72.3%	268	Y	10.1%
Youngstown, OH	1977*	1977	65,950	70.1%	521	Y	1.2%
Levittown, PA	2001	2000	76,180	78.9%	653	Y	36.3%
Philadelphia, PA	2001	1999	97,689	80.7%	961	N	47.2%
Alcoa, TN	2005	1986	42,325	81.3%	359	N	0.0%
Antioch, TN	2005	1985/98	76,160	73.5%	617	Y	8.5%
Cordova I, TN	2005	1987	54,225	71.6%	385	Y	0.0%
Cordova II, TN	2006	1995	67,750	84.7%	714	N	7.2%
Knoxville I, TN	1997	1984	29,337	76.1%	293	Y	6.8%
Knoxville II, TN	1997	1985	38,000	81.2%	333	Y	6.9%
Knoxville III, TN	1998	1991	45,736	74.1%	451	Y	6.9%
Knoxville IV, TN	1998	1983	58,752	69.9%	436	N	1.1%
Knoxville V, TN	1998	1977	42,790	77.8%	370	N	0.0%
Knoxville VI, TN	2005	1975	63,440	84.0%	586	Y	0.0%
Knoxville VII, TN	2005	1983	55,094	71.2%	446	Y	0.0%
Knoxville VIII, TN	2005	1978	95,868	67.8%	769	Y	0.0%
Memphis I, TN	2001	1999	90,700	82.6%	696	N	50.3%
Memphis II, TN	2001	2000	71,885	78.2%	558	N	46.2%
Memphis III, TN	2005	1983	40,807	80.1%	350	N	6.4%
Memphis IV, TN	2005	1986	38,750	72.6%	322	Y	4.3%
Memphis V, TN	2005	1981	60,120	69.8%	494	Y	0.0%
Memphis VI, TN	2006	1985/93	108,771	81.2%	872	Y	3.3%
Memphis VII, TN	2006	1980/85	115,303	68.7%	578	N	0.0%
Memphis VIII, TN †	2006	1990	96,060	71.8%	557	Y	0.0%
Nashville I, TN	2005	1984	103,430	77.2%	693	Y	0.0%
Nashville II, TN	2005	1986/00	83,484	68.4%	632	Y	6.5%
Nashville III, TN	2006	1985	101,475	78.1%	622	Y	5.2%
Nashville IV, TN	2006	1986/00	102,425	83.8%	722	N	7.0%
Austin I, TX	2005	2001	59,595	80.2%	537	Y	58.7%
Austin II, TX	2006	2000/03	65,401	83.2%	594	Y	38.8%
Austin III, TX	2006	2004	70,610	73.8%	579	Y	85.4%
Baytown, TX	2005	1981	38,950	76.6%	362	Y	0.0%
Bryan, TX	2005	1994	60,450	76.2%	495	Y	0.0%
College Station, TX	2005	1993	26,550	68.4%	346	N	0.0%
Dallas, TX	2005	2000	58,582	88.7%	542	Y	26.6%
Denton, TX	2006	1996	60,836	89.2%	463	Y	3.9%
El Paso I, TX	2005	1980	59,652	80.4%	509	N	0.9%
El Paso II, TX	2005	1980	48,704	96.3%	412	Y	0.0%
El Paso III, TX	2005	1980	71,276	84.0%	595	Y	2.0%
El Paso IV, TX	2005	1983	67,058	73.7%	510	Y	3.2%
El Paso V, TX	2005	1982	62,300	69.0%	398	Y	0.0%
El Paso VI, TX	2005	1985	36,620	79.8%	258	N	0.0%
El Paso VII, TX †	2005	1982	34,545	80.3%	13	N	0.0%
Fort Worth I, TX	2005	2000	49,778	75.4%	406	Y	27.0%
Fort Worth II, TX	2006	2003	72,925	83.8%	656	N	49.0%
Frisco I, TX	2005	1996	50,854	83.1%	433	Y	17.5%
Frisco II, TX	2005	1998/02	71,239	76.3%	513	Y	23.2%
Frisco III, TX	2006	2004	75,215	78.6%	609	Y	88.0%
Garland I, TX	2006	1991	70,100	80.6%	654	Y	4.4%
Garland II, TX	2006	2004	68,425	77.4%	472	Y	39.6%
Greenville I, TX	2005	2001/04	59,385	72.8%	452	Y	28.8%
Greenville II, TX	2005	2001	44,900	79.0%	319	N	36.3%
Houston I, TX	2005	1981	100,820	86.7%	632	Y	0.0%
Houston II, TX	2005	1977	71,300	90.5%	391	Y	0.0%
Houston III, TX	2005	1984	61,145	74.0%	463	Y	4.3%
Houston IV, TX	2005	1987	43,775	75.7%	380	Y	6.2%
Houston V, TX †	2006	1980/1997	126,080	80.6%	1010	Y	55.2%
Keller, TX	2006	2000	61,885	75.7%	487	Y	21.1%
La Porte, TX	2005	1984	45,050	81.6%	432	Y	18.5%
Lewisville, TX	2006	1996	58,140	63.2%	426	Y	19.3%
Mansfield, TX	2006	2003	63,075	78.7%	495	Y	38.4%
McKinney I, TX	2005	1996	46,940	90.8%	366	Y	9.0%
McKinney II, TX	2006	1996	70,050	88.7%	540	Y	46.3%
North Richland Hills, TX	2005	2002	57,175	81.2%	433	N	47.6%
Roanoke, TX	2005	1996/01	59,300	91.7%	448	Y	30.0%
San Antonio I, TX	2005	2005	73,530	83.5%	575	Y	78.5%
San Antonio II, TX	2006	2005	73,280	78.2%	671	N	82.3%
San Antonio III, TX	2007	2006	71,775	79.0%	565	N	87.4%
Sherman I, TX	2005	1998	54,975	70.4%	509	N	20.9%
Sherman II, TX	2005	1996	48,425	74.4%	392	Y	30.9%
Spring, TX	2006	1980/86	72,751	73.4%	536	Y	14.1%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Murray I, UT	2005	1976	60,180	77.7%	647	Y	0.0%
Murray II, UT †	2005	1978	71,222	90.2%	372	N	2.6%
Salt Lake City I, UT	2005	1976	56,446	74.0%	732	Y	0.0%
Salt Lake City II, UT	2005	1978	53,676	74.5%	504	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,475	74.2%	606	N	21.4%
Fredericksburg II, VA	2005	1998/01	61,207	63.2%	568	N	100.0%
Milwaukee, WI	2004	1988	58,515	76.4%	485	Y	0.0%

Total/Weighted Average (367 Facilities)			23,748,702	75.2%	204,815

* Denotes facilities developed by us.

† Denotes facilities that contain a significant amount of commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2009, there was an aggregate of approximately 449,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2009.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled units.

(5) We do not own the land at this facility.  We leased the land pursuant to a ground lease that expires in 2013, but have eight five-year renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2010 and 2015.

Our growth has been achieved by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2009, and for each of the last three years, grouped by the year end during which we first owned or operated the facility.

Our Facilities by Year Acquired - Average Occupied Square Feet (2)

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Facilities	Feet	2009	2008	2007
2006 and earlier	349	22,345,852	75.9%	80.0%	79.7%
2007	17	1,318,265	77.2%	76.1%	71.3%
2008	1	84,585	72.3%	69.5%	—
2009	—	—	—	—	—
All Facilities Owned as of December 31, 2009	367	23,748,702	75.9%	79.8%	79.5%

Our Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Facilities	2009	2008	2007

2006 and earlier	349	$11.70	$11.45	$11.48
2007	17	12.20	12.29	11.29
2008	1	22.13	21.12	—
2009	—	—	—	—

All Facilities Owned as of December 31, 2009	367	$11.76	$11.52	$11.47

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

Facilities by Year Acquired - Average Occupied Square Feet (2)

		Average Occupied Square Feet
Year Acquired (1)	# of Facilities	2009	2008	2007

2006 and earlier	349	16,964,729	17,957,743	17,910,241
2007	17	1,017,882	1,003,961	934,799
2008	1	61,113	58,844	—
2009	—	—	—	—

All Facilities Owned as of December 31, 2009	367	18,043,724	19,020,548	18,845,040

Facilities by Year Acquired - Total Revenues (dollars in thousands) (3)

		Total Revenues
Year Acquired (1)	# of Facilities	2009	2008	2007

2006 and earlier	349	$202,393	$210,066	$202,161
2007	17	12,852	12,682	4,891
2008	1	1,404	1,309	—
2009	—	—	—	—

All Facilities Owned as of December 31, 2009	367	$216,649	$224,057	$207,052

(1)  For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)  Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of facilities.

(3)  Represents the result obtained by multiplying total income per occupied square foot by the average occupied square feet for the twelve-month period for each group of facilities.

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected units, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2010, we anticipate spending approximately $7 million to $9 million associated with these capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in claims from time to time, including the proceeding identified below, which arise in the ordinary course of business. In the opinion of management, we have made adequate provision for potential liabilities, if any, arising from any such matters. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on our business, financial condition and operating results.

On November 4, 2009, our Operating Partnership was sued in the Delaware Court of Chancery by Robert J. Amsdell, Barry L. Amsdell, and Amsdell Holdings I, Inc. (collectively, the “Amsdell Plaintiffs”).  The Amsdell Plaintiffs’ lawsuit seeks to compel our Operating Partnership to indemnify the Amsdell Plaintiffs for losses and expenses allegedly incurred by the Amsdell Plaintiffs from legal proceedings filed against the Amsdell Plaintiffs, which proceedings alleged, inter alia, that the Amsdell Plaintiffs breached an agreement to purchase certain real estate located in Brighton, Massachusetts in 2001.  We are vigorously defending against this action.  The matter is presently in the discovery phase and no trial date has been set by the Court.

ITEM 4.  RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2009, there were approximately 54 registered record holders of our common shares. This figure does not include beneficial owners who hold shares in nominee name. The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared
2008
First quarter	$11.37	$7.86	$0.18
Second quarter	$13.38	$11.14	$0.18
Third quarter	$13.17	$10.96	$0.18
Fourth quarter	$11.99	$3.62	$0.025
2009
First quarter	$5.03	$1.40	$0.025
Second quarter	$4.93	$2.12	$0.025
Third quarter	$6.83	$4.23	$0.025
Fourth quarter	$7.60	$5.70	$0.025

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The characterization of our dividends for 2009 was 100% capital gain distribution.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning with December 31, 2004 and ending December 31, 2009.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
U-Store-It Trust	100.00	128.39	132.66	63.23	32.90	55.53
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
NAREIT All Equity REIT Index	100.00	112.16	151.49	127.72	79.53	101.79

The following table provides information about repurchases of the Company’s common shares during the three-month period ended December 31, 2009:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

October	139	6.15	N/A	3,000,000
November	N/A	N/A	N/A	3,000,000
December	543	7.21	N/A	3,000,000

Total	682		N/A	3,000,000

(1)  Represents shares of common stock withheld by the Company upon the vesting of restricted shares to cover employee tax obligations.

(2)  On June 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  For the three-month period ended December 31, 2009, the Company made no repurchases under this program.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a historical consolidated basis for the Company. The selected historical financial information for the five-year period ended December 31, 2009 was derived from the Company’s financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended December 31,
	2009	2008	2007	2006	2005
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$200,630	$208,439	$192,275	$177,098	$123,579
Other property related income	16,659	15,700	15,329	13,484	9,063
Other - related party	—	—	365	457	405
Total revenues	217,289	224,139	207,969	191,039	133,047
OPERATING EXPENSES
Property operating expenses	93,945	95,156	88,628	77,883	50,170
Property operating expenses - related party	—	—	59	69	43
Depreciation and amortization	70,832	73,751	64,672	59,334	37,200
Asset write-off	—	—	—	305	—
Lease abandonment	—	—	1,316	—	—
General and administrative	22,569	24,964	21,966	21,675	17,786
General and administrative - related party	—	—	337	613	736
Total operating expenses	187,346	193,871	176,978	159,879	105,935
OPERATING INCOME	29,943	30,268	30,991	31,160	27,112
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(45,269)	(52,014)	(54,108)	(45,628)	(31,907)
Loan procurement amortization expense	(2,339)	(1,929)	(1,772)	(1,972)	(2,045)
Early extinguishment of debt	—	—	—	(1,907)	(93)
Interest income	681	153	401	1,336	2,404
Other	(33)	94	118	191	(47)
Total other expense	(46,960)	(53,696)	(55,361)	(47,980)	(31,688)
LOSS FROM CONTINUING OPERATIONS	(17,017)	(23,428)	(24,370)	(16,820)	(4,576)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,546	6,810	7,606	7,496	6,078
Net gain on disposition of discontinued operations	14,139	19,720	2,517	—	179
Total discontinued operations	16,685	26,530	10,123	7,496	6,257
NET INCOME (LOSS)	(332)	3,102	(14,247)	(9,324)	1,681
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	60	(310)	1,170	773	(113)
Noncontrolling interest in subsidiaries	(665)	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(937)	$2,792	$(13,077)	$(8,551)	$1,568

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.24)	$(0.37)	$(0.67)	$(0.60)	$(0.58)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.23	$0.42	$0.45	$0.45	$0.62
Basic and diluted earnings (loss) per share attributable to common shareholders	$(0.01)	$0.05	$(0.22)	$(0.15)	$0.04

Weighted-average basic and diluted shares outstanding (1)	70,988	57,621	57,497	57,287	42,120

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(16,754)	$(21,589)	$(38,787)	$(34,474)	$(24,455)
Total discontinued operations	15,817	24,381	25,710	25,923	26,023
Net income (loss)	$(937)	$2,792	$(13,077)	$(8,551)	$1,568

	At December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share data)
Balance Sheet Data:
Storage facilities, net	$1,430,533	$1,559,958	$1,647,118	$1,566,815	$1,246,295
Total assets	1,598,870	1,597,659	1,687,831	1,615,339	1,476,321
Revolving credit facility	—	172,000	219,000	90,500	—
Unsecured term loan	—	200,000	200,000	200,000	—
Secured term loan	200,000	57,419	47,444	—	—
Mortgage loans and notes payable	569,026	548,085	561,057	588,930	669,282
Total liabilities	814,146	1,028,705	1,083,230	930,948	714,157
Noncontrolling interest in the Operating Partnership	45,394	46,026	48,982	107,606	108,313
U-Store-It Trust shareholders’ equity	695,309	522,928	555,619	576,785	653,851
Noncontrolling interests in subsidiaries	44,021	—	—	—	—
Total liabilities and equity	1,598,870	1,597,659	1,687,831	1,615,339	1,476,321

Other Data:
Number of facilities	367	387	409	399	339
Total rentable square feet	23,749	24,973	26,119	25,436	20,828
Occupancy percentage	75.2%	78.9%	79.5%	78.2%	81.2%
Cash dividends declared per share (2)	$0.100	$0.565	$1.05	$1.16	$1.13

(1)          Excludes 5,198,855 operating partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO. Operating partnership units have been excluded from the earnings per share calculations as there would be no effect on the earnings per share since, upon conversion, the noncontrolling interests in the Operating Partnership’s share of income would also be added back to net income (loss).

(2)          The Company announced full quarterly dividends of $0.28 per common share on March 2, 2005, May 31, 2005 and August 24, 2005; dividends of $0.29 per common share on December 1, 2005, February 22, 2006, April 24, 2006, August 23, 2006, November 3, 2006, February 21, 2007, May 8, 2007, and August 14, 2007;  dividends of $0.18 per common share on December 13, 2007,  February 27, 2008,  May 7, 2008, and August 6, 2008;  and dividends of $0.025 per common share on December 11, 2008, January 22, 2009, April 22, 2009, July 22, 2009, October 22, 2009 and December 5, 2009.

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities. The Company has elected to be taxed as a REIT for federal tax purposes. At December 31, 2009 and 2008, the Company owned 367 and 387 self-storage facilities, respectively, totaling approximately 23.7 million and 25.0 million rentable square feet, respectively.

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

The United States has recently experienced an economic downturn that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on increasing our internal growth and selectively pursuing targeted acquisitions and developments of self-storage facilities. We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility. No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of total revenues for the year ended December 31, 2009.

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

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Company is presented as noncontrolling interests as of and during the periods consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the FASB on the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance which determines whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.

For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Annual Report on Form 10-K.

Self-Storage Facilities

The Company records self-storage facilities at cost less accumulated depreciation. Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 40 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.  During 2009, 2008 and 2007, approximately $0.1 million, $0.5 million and $0.4 million of expense was incurred in conjunction with property related damage as a result of insured events such as fires, floods and hurricanes.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable. If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2009, 2008 and 2007.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.

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

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009, which we will adopt on a prospective basis beginning January 1, 2010.  The guidance requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  The application will not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on how a company determines when an entity should be consolidated in June 2009, which we will adopt on a prospective basis beginning January 1, 2010.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The application will not have an impact on our consolidated financial position, results of operations or cash flows.

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

The FASB issued authoritative guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in May 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.   The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding the hierarchy of generally accepted accounting principles in May 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance states that the GAAP hierarchy will now reside in the accounting literature established by the FASB.  The guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities in March 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under previous guidance and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding business combinations in December 2007, which we adopted on a prospective basis beginning January 1, 2009.  The guidance establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this guidance, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding noncontrolling interests in consolidated Financial Statements in December 2007, which we adopted on a prospective basis beginning January 1, 2009.  The guidance requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.   The application impacted certain financial statement footnote disclosures but did not affect our consolidated financial position, results of operations or cash flows.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Comparison of Operating Results for the Years Ended December 31, 2009 and 2008

Acquisition and Development Activities

The Company’s results of operations are affected by the acquisition activity in 2008 as listed below. At December 31, 2009 and 2008, the Company owned 367 and 387 self-storage facilities and related assets, respectively.

•                  In 2009, 20 self-storage facilities were sold for approximately $90.9 million (the “2009 Dispositions”).

•                  In 2008, one self-storage facility was acquired for approximately $13.3 million (the “2008 Acquisition”).

•                  In 2008, 23 self-storage facilities were sold for approximately $62.0 million (the “2008 Dispositions”).

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008 (dollars in thousands)

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/
	2009	2008	(Decrease)	Change	2009	2008	2009	2008	2009	2008	(Decrease)	Change
REVENUES:
Rental income	$196,383	$204,898	$(8,515)	-4%	$4,247	$3,541	$—	$—	$200,630	$208,439	$(7,809)	-4%
Other property related income	15,935	15,343	592	4%	724	357	—	—	16,659	15,700	959	6%
Total revenues	212,318	220,241	(7,923)	-4%	4,971	3,898	—	—	217,289	224,139	(6,850)	-3%

OPERATING EXPENSES:
Property operating expenses	83,997	85,109	(1,112)	-1%	2,405	2,064	7,543	7,983	93,945	95,156	(1,211)	-1%
NET OPERATING INCOME:	128,321	135,132	(6,811)	-5%	2,566	1,834	(7,543)	(7,983)	123,344	128,983	(5,639)	-4%

Depreciation and amortization									70,832	73,751	(2,919)	-4%
General and administrative									22,569	24,964	(2,395)	-10%
Subtotal									93,401	98,715	(5,314)	-5%
Operating income									29,943	30,268	(325)	-1%

Other Income (Expense):
Interest:
Interest expense on loans									(45,269)	(52,014)	6,745	-13%
Loan procurement amortization expense									(2,339)	(1,929)	(410)	21%
Interest income									681	153	528	345%
Other									(33)	94	(127)	-135%
Total other expense									(46,960)	(53,696)	6,736	-13%

LOSS FROM CONTINUING OPERATIONS									(17,017)	(23,428)	6,411	-27%

DISCONTINUED OPERATIONS
Income from discontinued operations									2,546	6,810	(4,264)	-63%
Net gain on disposition of discontinued operations									14,139	19,720	(5,581)	-28%
Total discontinued operations									16,685	26,530	(9,845)	-37%
NET INCOME (LOSS)									(332)	3,102	$(3,434)	-111%
NET LOSS (INCOME) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									60	(310)	370	-119%
Noncontrolling interests in subsidiaries									(665)	—	(665)	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$(937)	$2,792	$(3,729)	-134%

Total Portfolio

Total Revenues

Rental income decreased from $208.4 million in 2008 to $200.6 million in 2009, a decrease of $7.8 million, or 4%. This decrease is primarily attributable to a decrease of rental income from the same-store properties of $8.5 million due to decreased occupancy levels during 2009 as compared to 2008, offset by an increase in rental income of $0.7 million from assets that do not meet the same-store criteria, including management fee revenue from property management services of $0.1 million during 2009 with no comparable income during 2008.

Other property related income increased from $15.7 million in 2008 to $16.7 million in 2009, an increase of $1.0 million, or 6%.  This increase is primarily attributable to increased insurance commissions and merchandise sales of $1.0 million across the portfolio of storage facilities during 2009 as compared to 2008.

Total Operating Expenses

Property operating expenses decreased from $95.2 million in 2008 to $93.9 million in 2009, a decrease of $1.3 million, or 1%.  This decrease is primarily attributable to a $0.7 million decrease in repairs and maintenance expenses and a $0.7 million decrease in utility expenses during the 2009 period as compared to the 2008.

Depreciation and amortization decreased from $73.8 million in 2008 to $70.8 million in 2009, a decrease of $3.0 million, or 4%.  The decrease is primarily attributable to amortization expense of $6.8 million incurred during 2008 related to two in-place lease intangible assets acquired in conjunction with property acquisitions during 2008 and 2007, with no similar activity during 2009, offset by an increase in depreciation expense during the 2009 period of $3.8 million as compared to the 2008 period related to capital improvements during 2008 and 2009.

General and administrative expenses decreased from $25.0 million in 2008 to $22.6 million in 2009, a decrease of $2.4 million, or 10%.  This decrease is primarily attributable to a $0.3 million decrease in travel and lodging expenses during 2009 as compared to 2008, and $2.1 million in severance related costs incurred during the 2008 period that the Company did not incur during the 2009 period.

Total Other Income (Expenses)

Interest expense decreased from $52.0 million in the 2008 period to $45.3 million in the 2009 period, a decrease of $6.7 million, or 13%.  The decrease is attributable to lower interest rates on unsecured debt as well as lower outstanding borrowings on the credit facility during the 2009 period as compared to the 2008 period resulting in an overall decrease in interest expense during 2009 as compared to 2008.

Loan procurement amortization expense increased from $1.9 million in the 2008 period to $2.3 million in the 2009 period, an increase of $0.4 million, or 21%.  The increase is attributable to additional costs incurred in relation to the secured credit facility and 17 secured financings entered into in 2009.

Interest income increased to $0.7 million in the 2009 period from $0.2 million in the 2008 period. This increase is primarily attributable to interest income earned on proceeds from the secondary offering completed in August 2009.

Discontinued Operations

Gains on disposition of discontinued operations decreased from $19.7 million in the 2008 period to $14.1 million in the 2009 period, a decrease of $5.6 million, as a result of the sale of 23 assets during the 2008 period as compared to 20 asset sales during the 2009 period.

Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries decreased $0.7 million during the 2009 period as compared to the 2008 period primarily as a result of activity related to the operations of a joint venture (“HART”), which was formed in August 2009 to own and operate 22 self-storage facilities.  The Company retained a 50% ownership interest in HART and accordingly presents 50% of the related results as an adjustment to net income (loss) when arriving at net income (loss) attributable to shareholders.

Same-Store Property Portfolio

The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.

Same-store revenues decreased from $220.2 million in the 2008 period to $212.3 million in the 2009 period, a decrease of $7.9 million, or 4%.   This decrease is primarily attributable to a decrease in realized rent per occupied square foot of 5.2% during the 2009 period as compared to the 2008 period.  Same-store property operating expenses decreased from $85.1 million in 2008 to $84.0 million in 2009, a decrease of $1.1 million, or 1%.  The decrease primarily relates to a $0.5 million decrease in repairs and maintenance expenses and a $0.5 million decrease in utility expenses during the 2009 period as compared to the 2008.

Comparison of Operating Results for the Years Ended December 31, 2008 and 2007

Acquisition and Development Activities

The comparability of the Company’s results of operations is significantly affected by the acquisition activity in 2008 and 2007 as listed below. At December 31, 2008 and 2007, the Company owned 387 and 409 self-storage facilities and related assets, respectively.

•                  In 2008, one self-storage facility was acquired for approximately $13.3 million (the “2008 Acquisition”).

•                  In 2008, 23 self-storage facilities were sold for approximately $62.0 million (the “2008 Dispositions”).

•                  In 2007, 17 self-storage facilities were acquired for approximately $140.5 million (the “2007 Acquisitions”).

•                  In 2007, five self-storage facilities were sold for approximately $19.2 million (the “2007 Dispositions”).

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007 (dollars in thousands)

	Same Store Property Portfolio				Properties Acquired		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/
	2008	2007	(Decrease)	Change	2008	2007	2008	2007	2008	2007	(Decrease)	Change
REVENUES:
Rental income	$194,367	$186,729	$7,638	4%	$14,072	$5,546	$—	$—	$208,439	$192,275	$16,164	8%
Other property related income	14,625	14,487	138	1%	1,075	842	—	—	15,700	15,329	371	2%
Other - related party	—	—	—	0%	—	365	—	—	—	365	(365)	-100%
Total revenues	208,992	201,216	7,776	4%	15,147	6,753	—	—	224,139	207,969	16,170	8%

OPERATING EXPENSES:
Property operating expenses	80,503	78,697	1,806	2%	7,146	2,733	7,507	7,198	95,156	88,628	6,528	7%
Property operating expenses - related party	—	—	—	0%	—	—	—	59	—	59	(59)	-100%
Subtotal	80,503	78,697	1,806	2%	7,146	2,733	7,507	7,257	95,156	88,687	6,469	7%
NET OPERATING INCOME:	128,489	122,519	5,970	5%	8,001	4,020	(7,507)	(7,257)	128,983	119,282	9,701	8%

Depreciation and amortization									73,751	64,672	9,079	14%
Lease abandonment charge									—	1,316	(1,316)	-100%
General and administrative									24,964	21,966	2,998	14%
General and administrative- related party									—	337	(337)	-100%
Subtotal									98,715	88,291	10,424	12%
Operating income									30,268	30,991	(723)	-2%

Other Income (Expense):
Interest:
Interest expense on loans									(52,014)	(54,108)	2,094	-4%
Loan procurement amortization expense									(1,929)	(1,772)	(157)	9%
Interest income									153	401	(248)	-62%
Other									94	118	(24)	-20%
Total other expense									(53,696)	(55,361)	1,665	-3%

LOSS FROM CONTINUING OPERATIONS									(23,428)	(24,370)	942	-4%

DISCONTINUED OPERATIONS
Income from discontinued operations									6,810	7,606	(796)	-10%
Net gain on disposition of discontinued operations									19,720	2,517	17,203	683%
Total discontinued operations									26,530	10,123	16,407	162%
NET INCOME (LOSS)									3,102	(14,247)	$17,349	-122%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(310)	1,170	(1,480)	-126%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$2,792	$(13,077)	$15,869	-121%

Total Portfolio

Total Revenues

Rental income increased from $192.3 million in 2007 to $208.4 million in 2008, an increase of $16.1 million, or 8.4%. This increase is primarily attributable to (i) additional rental income from the 2008 Acquisition of $1.2 million, (ii) a full year contribution from the 2007 Acquisitions resulting in additional rental income of $7.5 million, and (iii) an increase in rental income from our pool of same-store facilities of approximately $7.6 million resulting from rate increases and an increase in realized rent per occupied square foot of 3.9% during the 2008 period as compared to the 2007 period.

Other property related income increased from $15.3 million in 2007 to $15.7 million in 2008, an increase of $0.4 million, or 2.6%.  This increase is primarily attributable to increased administrative fees across the portfolio of storage facilities during 2008 as compared to 2007.

Other — related party decreased from $0.4 million in 2007 to $0 in 2008 due to a decrease in third party management fee income pursuant to the termination of the Rising Tide property management agreement in September 2007.

Total Operating Expenses

Property operating expenses, including property operating expenses — related party, increased from $88.7 million in 2007 to $95.2 million in 2008, an increase of $6.5 million, or 7%. This increase is primarily attributable to (i) additional operating expenses from the 2008 Acquisition of $0.5 million, (ii) a full year contribution from the 2007 Acquisitions resulting in additional operating expenses of $3.3 million, and (iii) an increase in operating expenses from our pool of same-store facilities of approximately $1.8 million.  The increase in our same-store facilities’ operating expenses in 2008 as compared to 2007 primarily relates to increased property tax and utility expenses of $0.7 million and $0.5 million, respectively.

Depreciation and amortization increased from $64.7 million in 2007 to $73.8 million in 2008, an increase of $9.1 million, or 14%. The increase is attributable to additional depreciation expense of $1.8 million related to the 2008 Acquisition and a full year of depreciation expense related to the 2007 Acquisitions in the 2008 period as compared to the 2007 period, an increase from our pool of same-store facilities of approximately $1.4 million, and additional intangible amortization expense of $5.5 million related to the 2008 Acquisition and 2007 Acquisitions in the 2008 period as compared to the 2007 period.

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

Same-Store Property Portfolio

Same-store revenues increased from $201.2 million in the 2007 period to $209.0 million in the 2008 period, an increase of $7.8 million, or 4%.   This increase is primarily attributable to an increase in net rent per occupied square foot of 4.5% during the 2008 period as compared to the 2007 period.  Same-store property operating expenses increased from $78.7 million in 2007 to $80.5 million in 2008, an increase of $1.8 million, or 2%.  The increase in our same-store facilities’ operating expenses in the 2008 period as compared to the 2007 period primarily relates to increased real estate taxes, repairs and maintenance expense, and utilities expense of $0.7 million, $0.3 million and $0.5 million, respectively.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, noncontrolling interests, other, depreciation and amortization, lease abandonment charge, general and administrative, and general and administrative - related party; and deducting from net income: income from discontinued operations, gains on sale of self-storage facilities, other, and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

A comparison of cash flow provided by operating, investing and financing activities for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2009	2008	Change
	(in thousands)
Operating activities	$62,214	$67,012	$(4,798)
Investing activities	$98,852	$27,177	$71,675
Financing activities	$(62,042)	$(94,962)	$32,920

Cash flows provided by operating activities for the year ended December 31, 2009 and 2008 were $62.2 million and $67.0 million, respectively, a decrease of $4.8 million.  The decrease primarily relates to reduced levels of net operating income in 2009 as compared to 2008 of $5.6 million and a $1.0 million decrease in other assets during the 2009 period as compared to the 2008 period as a result of the timing of certain payments offset by a $2.4 million reduction in general and administrative expenses during the 2009 period as compared to the 2008 period.

Cash provided by investing activities was $98.9 million for the year ended December 31, 2009 and $27.2 million for the year ended December 31, 2008, an increase of $71.7 million.  The increase primarily relates to increased proceeds from property dispositions of $11.4 million in the 2009 period as compared to the 2008 period, net proceeds received from the closing of the a joint venture in August 2009 of approximately $48.7 million with no similar transactions during the 2008 period as well as higher acquisition activity in the 2008 period (one facility for an aggregate purchase price of $13.3 million) relative to the 2009 period (no facility acquisition activity).

Cash used in financing activities decreased from $95.0 million in 2008 to $62.0 million in 2009, a decrease of $33.0 million. The decrease relates primarily to increased net debt payoffs of $158.5 million during the 2009 period as compared to the 2008 period, an increase of $16.1 million in loan procurement costs related to the origination of 17 new secured financings during 2009, as well as the new secured term loan in December 2009, offset by proceeds of approximately $170.9 million from the issuance of common shares in the 2009 period, and distributions paid at $0.72 per share in the 2008 period as compared to similar distributions paid at $0.10 per share during the 2009 period.

Comparison of the Year Ended December 31, 2008 to the Year Ended December 31, 2007

A comparison of cash flow operating, investing and financing activities for the years ended December 31, 2008 and 2007 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2008	2007	Change
	(in thousands)
Operating activities	$67,012	$62,699	$4,313
Investing activities	$27,177	$(153,401)	$180,578
Financing activities	$(94,962)	$75,503	$(170,465)

Cash flows provided by operating activities for the year ended December 31, 2008 and 2007 were $67.0 million and $62.7 million, respectively, an increase of $4.3 million.  The increase primarily relates $4.2 million increase in other assets during the 2008 period as compared to the 2007 period as a result of the timing of certain payments.

Cash used in or provided by investing activities changed from a use of $153.4 million in 2007 to proceeds of $27.2 million in 2008, a change of $180.6 million. The change primarily relates to higher acquisition activity in the 2007 period (17 facilities for an aggregate purchase price of $140.5 million) relative to the 2008 period (one facility for an aggregate purchase price of $13.3 million), higher capital improvement activity in the 2007 period, and increased property dispositions in the 2008 period as compared to the 2007 period.

Cash used in or provided by financing activities changed from proceeds of $75.5 million in 2007 to a use of $95.0 million in 2008, a change of $170.5 million. The change relates primarily to net borrowings of $148.4 million during the 2007 period as compared to net principal payments of $50.0 million in the 2008 period and distributions paid at $0.72 per share in the 2008 period as compared to similar distributions paid at $1.16 per share during the 2007 period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures. These expenses, as well as the amount of recurring capital expenditures that we incur, will vary from year to year, in some cases significantly.  We expect such recurring capital expenditures remaining in the 2010 fiscal year to be approximately $7 million to $9 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and secured term loans, are approximately $114.5 million in 2010 and $90.5 million in 2011.

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

Notwithstanding the discussion above, we believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. In addition dislocation in the United States debt markets may significantly reduce the availability and increase the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the future.  Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Current and Expected Sources of Cash Excluding Credit Facility

As of December 31, 2009, we had approximately $102.8 million in available cash and cash equivalents.  In addition, we had approximately $250.0 million of availability for borrowings under our revolving credit facility.

Bank Credit Facilities

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “secured credit facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The secured credit facility is secured by mortgages on borrowing base properties. The outstanding balance on the Company’s secured credit facility as of December 31, 2009 was comprised of $200 million of secured term loan borrowings.  As of December 31, 2009, approximately $250 million was available under the Company’s secured credit facility.  Borrowings under the secured credit facility bear interest ranging from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%, depending on our leverage ratio.  At December 31, 2009, borrowings under the secured credit facility had a weighted average interest rate of 5.0% and the Company was in compliance with all financial covenants of the agreement.

Our ability to borrow and extend the maturity date under this secured credit facility and secured term loan will be subject to our ongoing compliance with the following financial covenants, among others:

•         Maximum total indebtedness to total asset value of 65% (67.5% in first year);

•         Minimum fixed charge coverage ratio of 1.45:1.0; and

•         Minimum tangible net worth of $827.0 million plus 75% of net proceeds from future equity issuances.

Further, under our secured credit facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

We are currently in compliance with all of our covenants and anticipate being in compliance with all of our covenants through the duration of the term of the credit facility and secured term loan, including any extension period.

The secured credit facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, consisting of $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The balance of the unsecured credit facility was paid off in December 2009.  Borrowings under the unsecured credit facility bore interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating. The alternative base interest rate was a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate varied from 0.00% to 0.50% depending on our leverage ratio.

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

During 2007 and 2008, the Company entered into interest rate swap agreements designated as cash flow hedges that are designed to reduce the impact of interest rate changes on its variable rate debt.  The swap agreements effectively fixed the 30-day LIBOR interest rate on $50 million of borrowings at 4.7725% per annum, $25 million of borrowings at 4.716% per annum and on $25 million of borrowings at 2.3400% per annum, in each case until they matured on November 20, 2009.  Additionally, the Company entered into interest rate cap agreements on $40 million of LIBOR based borrowings at 5.50% per annum that matured in June 2008.  In May 2008, the Company entered into interest rate swap agreements for notional principal amounts aggregating $200 million, that effectively fixed the 30-day LIBOR interest rate on $200 million of LIBOR based borrowings at 2.7625% that matured on November 20, 2009.

Other Material Changes in Financial Position

	December 31,		Increase
	2009	2008	(decrease)
	(in thousands)
Selected Assets
Storage facilities, net	$1,430,533	$1,559,958	$(129,425)
Cash and cash equivalents	$102,768	$3,744	$99,024
Notes receivable, net	$20,112	$—	$20,112

Selected Liabilities
Revolving credit facility	$—	$172,000	$(172,000)
Unecured term loan	$—	$200,000	$(200,000)
Secured term loan	$200,000	$57,419	$142,581
Mortgage loans and notes payable	$569,026	$548,085	$20,941

Storage facilities, net decreased $129.4 million during 2009 primarily as a result of $73.6 million of depreciation expense recognized during 2009 and $75.2 million related to the 2009 dispositions, offset by fixed asset additions.  Cash and cash equivalents increased $99.0 million primarily due to proceeds from dispositions and the origination of 17 new secured term loans during 2009.  Notes receivable, net consists of multiple promissory notes related to storage facility dispositions.

Our revolving credit facility decreased $172.0 million as a result of multiple paydowns related to proceeds from the 2009 dispositions, and the unsecured term loan decreased $200 million due to the payoff of the unsecured credit facility in 2009.  The secured term loan balance increased $142.6 million due to the closing of the secured credit facility and related $200 million secured term loan in December 2009 offset by the repayment of $57.4 million of term loans in August 2009.  Mortgage loans and notes payable increased $20.9 million due to the origination of 17 new secured financings during 2009, offset by scheduled principal payments of several mortgages during the year.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2009 (in thousands):

	Payments Due by Period
							2015 and
	Total	2010	2011	2012	2013	2014	thereafter
Mortgage loans and notes payable (a)	$568,795	$114,516	$90,541	$163,817	$26,238	$91,091	$82,592
Revolving credit facility and secured term loans (b)	200,000	—	—	200,000	—	—	—
Interest payments (b)	129,372	39,447	30,066	28,106	12,558	12,644	6,551
Ground leases and third party office lease	697	149	149	149	149	101	—
Related party office leases	2,401	453	475	475	499	499	—
Software and service contracts	763	763	—	—	—	—	—
Employment contracts	1,295	1,295	—	—	—	—	—
	$903,323	$156,623	$121,231	$392,547	$39,444	$104,335	$89,143

(a)  Amounts do not include unamortized discounts/premiums.

(b)  Interest on variable rate debt calculated using LIBOR of 1.50% plus a spread of 3.50%.

We expect that the contractual obligations owed in 2010 will be satisfied by a combination of cash generated from operations and from draws on the revolving credit facility.

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

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2009, our consolidated debt consisted of $569.0 million in fixed rate loans payable and $200.0 million in a variable rate unsecured term loan.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.2 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.2 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $12.9 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $13.5 million.

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

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

We have adopted a Code of Ethics for all of our employees, officers and trustees, which is available on our website at www.ustoreit.com. We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2010 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Meetings and Committees of the Board of Trustees.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Compensation Committee Report,” “Meetings and Committees of the Board of Trustees — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Security Ownership of Management” and ““Security Ownership of Beneficial Owners.”

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2009.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	4,546,304	(1)	$10.71	(2)	1,146,592
Equity compensation plans not approved by shareholders	—		—		—
Total	4,546,304		$10.71		1,146,592

(1)

Excludes 572,230 shares subject to outstanding restricted share unit awards, and 14,781 shares subject to deferred shares credited to the account of our Trustees in the U- Store-It Trust Deferred Trustees Plan.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance,” “Policies and Procedures Regarding Review, Approval or Ratification of Transactions With Related Persons,” and “Transactions With Related Persons.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Audit Committee Matters - Fees Paid to Our Independent Registered Public Accounting Firm” and “— Audit Committee Pre-Approval Policies and Procedures.”

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

3.2*

Second Amended and Restated Bylaws of U-Store-It Trust, incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 10, 2008.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 20, 2004, File No. 333-117848.

10.1*

Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*

Amended and Restated Credit Agreement dated December 7, 2009, by and among U-Store-It, L.P., U-Store-It Trust, Wells Fargo Securities, LLC, Bank of America Securities LLC, Wachovia Bank, National Association, Bank of America, N.A., Regions Bank, SunTrust Bank and the financial institutions initially signatory thereto, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2009.

10.3*	Form of Guaranty, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2009

10.4*	Form of Term Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2009.

10.5*	Form of Revolving Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2009

10.6*	Form of Swingline Note, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 8, 2009

10.7*

Form of Security Interest regarding fixed rate mortgage loan between YSI XX LP and Transamerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.8*

Secured Promissory Note, dated November 1, 2005, between YSI XX LP and Transamerica Financial Life Insurance Company, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2005.

10.9*

Loan Agreement, dated August 4, 2005, by and between YASKY LLC and LaSalle Bank National Association, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.

10.10*

Loan Agreement, dated July 19, 2005, by and between YSI VI LLC and Lehman Brothers Bank, FSB, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, filed on November 14, 2005.

10.11*

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

10.18*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.19*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.20*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.21*

Lease, dated March 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 31, 2005.

10.22*

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

10.27*†

Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.28*†

Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.29*†

Amended and Restated Executive Employment Agreement, dated December 18, 2008, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.30*†

Indemnification Agreement, dated as of January 25, 2008, by and among U-Store-It Trust, U-Store-It, L.P. and Daniel B. Hurwitz, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.31*†

Indemnification Agreement, dated as of March 22, 2007, by and among U-Store-It Trust, U-Store-It, L.P. and Marianne M. Keler, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.32*†

Indemnification Agreement, dated as of December 11, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Timothy M. Martin, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

10.33*†

Indemnification Agreement, dated June 5, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.34*†

Indemnification Agreement, dated as of April 24, 2006, by and among U-Store-It Trust, U-Store-It, L.P. and Dean Jernigan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on April 24, 2006

10.35*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Robert J. Amsdell, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.36*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Barry L. Amsdell, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.37*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Todd C. Amsdell, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.38*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and John C. Dannemiller, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.39*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Thomas A. Commes, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.40*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.41*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and Harold S. Haller, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.42*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and William M. Diefenderfer III, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.43†	Indemnification Agreement, dated as of November 5, 2009, by and among U-Store-It Trust, U-Store-It, L.P. and John F. Remondi.

10.44*†

Noncompetition Agreement, dated as of December 11, 2006, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, filed on March 16, 2007.

10.45*†

Noncompetition Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.46*†	Noncompetition Agreement, dated as of April 24, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K,

filed on April 24, 2006.

10.47*†	Schedule of Compensation for Non-Employee Trustees of U-Store-It Trust, effective May 8, 2007, incorporated by reference to the Company’s Current Report on Form 8-K, filed on February 24, 2010.

10.48*†

Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.49*†

Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.50*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.51*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.52*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.53*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.54*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.55*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.56*†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.57*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.58*†

U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.59*†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.60*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.61*†

2007 Equity Incentive Plan of U-Store-It Trust, effective as of May 8, 2007, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.62*†	2004 Equity Incentive Plan of U-Store-It Trust, effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

10.63*†	Indemnification Agreement, dated as of February 26, 2009, by and among U-Store-It Trust, U-Store-It, L.P. and Jeffrey Foster, incorporated by reference to Exhibit 10.83 to the Company’s Annual

Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.64*†

Severance and General Release Agreement dated February 10, 2009 by and between U-Store-It Trust and Kathleen Weigand, incorporated by reference to Exhibit 10.84 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.65*†

Severance and General Release Agreement dated December 31, 2008 by and between U-Store-It Trust and Steve Nichols, incorporated by reference to Exhibit 10.85 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.66*

Contribution Agreement dated August 6, 2009 by and between YSI Venture LP LLC and HART -YSI Investor LP LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on August 7, 2009.

10.67*

First Amendment to Contribution Agreement dated August 13, 2009 by and between YSI Venture LP LLC and HART -YSI Investor LP LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 14, 2009.

10.68*

Amended and Restated Limited Partnership Agreement of YSI — HART LIMITED PARTNERSHIP dated August 13, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 14, 2009.

10.69*

Sales Agreement dated April 3, 2009, among the U-Store-It Trust, U-Store-It, L.P., and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2009

10.70†	Letter Agreement dated January 9, 2009 between U-Store-It Trust and Jeffrey P. Foster

10.71†	Indemnification Agreement, dated as of February 23, 2010, by and among U-Store-It Trust, U-Store-It, L.P. and Piero Bussani.

12.1	Statement regarding Computation of Ratios of U-Store-It Trust

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Tax Considerations

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U-STORE-IT TRUST

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: March 1, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	March 1, 2010
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer and Trustee	March 1, 2010
Dean Jernigan	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	March 1, 2010
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	March 1, 2010
Piero Bussani

/s/ John C. Dannemiller	Trustee	March 1, 2010
John C. Dannemiller

/s/ Harold S. Haller	Trustee	March 1, 2010
Harold S. Haller

/s/ Daniel B. Hurwitz	Trustee	March 1, 2010
Daniel B. Hurwitz

/s/ Marianne M. Keler	Trustee	March 1, 2010
Marianne M. Keler

/s/ David J. LaRue	Trustee	March 1, 2010
David J. LaRue

/s/ John R. Remondi	Trustee	March 1, 2010
John R. Remondi

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

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2009, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of

U-Store-It Trust:

We have audited U-Store-It Trust and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U-Store-It Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, U-Store-It Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U-Store-It Trust and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for the year then ended, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Trustees and Shareholders of

U-Store-It Trust:

We have audited the accompanying consolidated balance sheet of U-Store-It Trust and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, equity, and cash flows for the year then ended.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for 2009 as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.  The accompanying consolidated financial statements of U-Store-It Trust and subsidiaries as of December 31, 2008 and for the two years then ended, were audited by other auditors whose report thereon dated March 2, 2009 (August 7, 2009, as to the retrospective effects of the application of authoritative guidance regarding noncontrolling interests discussed in Note 2), expressed an unqualified opinion on those statements, before the effects of the retrospective adjustments that were applied for the discontinued operations described in note 10 to the consolidated financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2009 consolidated financial statements referred to above present fairly, in all material respects, the financial position of U-Store-It Trust and subsidiaries as of December 31, 2009 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2009 information set forth therein.

We also have audited the retrospective adjustments that were applied to the 2008 and 2007 consolidated financial statements for the operations discontinued in 2009 as described in note 10 to the consolidated financial statements.  In our opinion, such adjustments are appropriate and have been properly applied.  We were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U-Store-It Trust’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of
U-Store-It Trust
Wayne, Pennsylvania

We have audited, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 10 to the consolidated financial statements, the consolidated balance sheet of U-Store-It Trust and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, equity, and cash flows for the years ended December 31, 2008 and 2007 (the 2008 and 2007 consolidated financial statements before the effects of the retrospective adjustments discussed in Note 2 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2008 and 2007 consolidated financial statements, before the effects of the retrospective adjustments for the discontinued operations discussed in Note 10 to the consolidated financial statements, present fairly, in all material respects, the financial position of  U-Store-It Trust and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the discontinued operations discussed in Note 10 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

As discussed in Note 2 to the consolidated financial statements, the accompanying 2008 and 2007 financial statements have been retrospectively adjusted for the application of authoritative guidance regarding noncontrolling interests.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania

March 2, 2009 (August 7, 2009, as to the retrospective effects of the application of authoritative guidance regarding noncontrolling interests discussed in Note 2).

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2009	December 31, 2008

ASSETS
Storage facilities	$1,774,542	$1,888,123
Less: Accumulated depreciation	(344,009)	(328,165)
Storage facilities, net	1,430,533	1,559,958
Cash and cash equivalents	102,768	3,744
Restricted cash	16,381	16,217
Loan procurement costs, net of amortization	18,366	4,453
Notes receivable, net	20,112	—
Assets held for sale	—	2,378
Other assets, net	10,710	10,909
Total assets	$1,598,870	$1,597,659

LIABILITIES AND EQUITY

Revolving credit facility	$—	$172,000
Unsecured term loan	—	200,000
Secured term loan	200,000	57,419
Mortgage loans and notes payable	569,026	548,085
Accounts payable, accrued expenses and other liabilities	33,767	39,410
Distributions payable	2,448	1,572
Deferred revenue	8,449	9,725
Security deposits	456	472
Liabilities related to assets held for sale	—	22
Total liabilities	814,146	1,028,705

Noncontrolling interests in the Operating Partnership	45,394	46,026

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 92,654,979 and 57,623,491 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	927	576
Additional paid in capital	974,926	801,029
Accumulated other comprehensive loss	(874)	(7,553)
Accumulated deficit	(279,670)	(271,124)
Total U-Store-It Trust shareholders’ equity	695,309	522,928
Noncontrolling interests in subsidiaries	44,021	—
Total equity	739,330	522,928
Total liabilities and equity	$1,598,870	$1,597,659

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the year ended December 31,
	2009	2008	2007
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$200,630	$208,439	$192,275
Other property related income	16,659	15,700	15,329
Other - related party	—	—	365
Total revenues	217,289	224,139	207,969
OPERATING EXPENSES
Property operating expenses	93,945	95,156	88,628
Property operating expenses - related party	—	—	59
Depreciation and amortization	70,832	73,751	64,672
Lease abandonment	—	—	1,316
General and administrative	22,569	24,964	21,966
General and administrative - related party	—	—	337
Total operating expenses	187,346	193,871	176,978
OPERATING INCOME	29,943	30,268	30,991
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(45,269)	(52,014)	(54,108)
Loan procurement amortization expense	(2,339)	(1,929)	(1,772)
Interest income	681	153	401
Other	(33)	94	118
Total other expense	(46,960)	(53,696)	(55,361)
LOSS FROM CONTINUING OPERATIONS	(17,017)	(23,428)	(24,370)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,546	6,810	7,606
Net gain on disposition of discontinued operations	14,139	19,720	2,517
Total discontinued operations	16,685	26,530	10,123
NET INCOME (LOSS)	(332)	3,102	(14,247)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	60	(310)	1,170
Noncontrolling interest in subsidiaries	(665)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$(937)	$2,792	$(13,077)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.24)	$(0.37)	$(0.67)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.23	$0.42	$0.45
Basic and diluted earnings (loss) per share attributable to common shareholders	$(0.01)	$0.05	$(0.22)

Weighted-average basic and diluted shares outstanding	70,988	57,621	57,497

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(16,754)	$(21,589)	$(38,787)
Total discontinued operations	15,817	24,381	25,710
Net income (loss)	$(937)	$2,792	$(13,077)

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Non controlling Interest in		Non controlling Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Total Equity	Partnership
Balance at December 31, 2006	57,335	$573	$743,924	$—	$(167,712)	$576,785	$—	$576,785	$107,606
Issuance of restricted shares	123	2				2		2
Conversion from units to shares	119	1				1		1
Amortization of restricted shares			972			972		972
Share compensation expense			867			867		867
Adjustment for noncontrolling interest in operating partnership			52,177		1,170	53,347		53,347	(52,073)
Net loss					(14,247)	(14,247)		(14,247)	(1,170)
Other comprehensive loss:
Unrealized loss on interest rate swap				(1,545)		(1,545)		(1,545)
Unrealized loss on foreign currency translation				(119)		(119)		(119)
Distributions					(60,444)	(60,444)		(60,444)	(5,381)
Balance at December 31, 2007	57,577	$576	$797,940	$(1,664)	$(241,233)	$555,619	$—	$555,619	$48,982
Issuance of restricted shares	46					—		—
Conversion from units to shares						—		—
Amortization of restricted shares			1,297			1,297		1,297
Share compensation expense			1,425			1,425		1,425
Adjustment for noncontrolling interest in operating partnership			367		(310)	57		57	(435)
Net income					3,102	3,102		3,102	310
Other comprehensive loss:
Unrealized loss on interest rate swap				(4,608)		(4,608)		(4,608)
Unrealized loss on foreign currency translation				(1,281)		(1,281)		(1,281)
Distributions					(32,683)	(32,683)		(32,683)	(2,831)
Balance at December 31, 2008	57,623	$576	$801,029	$(7,553)	$(271,124)	$522,928	$—	$522,928	$46,026
Contributions from noncontrolling interests in subsidiaries						—	44,739	44,739	(131)
Issuance of common shares, net	34,677	347	170,501			170,848		170,848
Issuance of restricted shares	85	1				1		1
Conversion from units to shares	270	3				3		3
Amortization of restricted shares			1,631			1,631		1,631
Share compensation expense			1,765			1,765		1,765
Adjustment for noncontrolling interest in operating partnership				(27)		(27)		(27)
Net income (loss)					(937)	(937)	665	(272)
Other comprehensive income:								—
Unrealized gain on interest rate swap				6,153		6,153		6,153
Unrealized gain on foreign currency translation				553		553		553
Distributions					(7,609)	(7,609)	(1,383)	(8,992)	(501)
Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Twelve Months Ended December 31,
	2009	2008	2007
Operating Activities
Net income (loss)	$(332)	$3,102	$(14,247)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,908	80,132	72,218
Lease abandonment charge	—	—	1,316
Gain on disposition of discontinued operations	(14,139)	(19,720)	(2,311)
Equity compensation expense	3,396	2,722	1,840
Accretion of fair market value adjustment of debt	(463)	(446)	(367)
Changes in other operating accounts:
Other assets	388	1,425	(2,756)
Accounts payable and accrued expenses	(1,797)	(7)	6,660
Other liabilities	(747)	(196)	346
Net cash provided by operating activities	$62,214	$67,012	$62,699

Investing Activities
Acquisitions, additions and improvements to storage facilities	(17,882)	(30,738)	(48,014)
Acquisitions, additions and improvements to storage facilities- related party	—	—	(121,630)
Insurance settlements	—	1,447	—
Proceeds from sales of properties, net	68,257	56,867	17,935
Proceeds from sales to noncontrolling interests	48,641	—	—
Increase in restricted cash	(164)	(399)	(1,692)
Net cash provided by (used in) investing activities	$98,852	$27,177	$(153,401)

Financing Activities
Proceeds from:
Revolving credit facility	9,500	57,300	156,500
Secured term loans	200,000	9,975	47,444
Mortgage loans and notes payable	116,615	—	4,651
Principal payments on:
Revolving credit facility	(181,500)	(104,300)	(28,000)
Unsecured term loans	(200,000)	—	—
Secured term loans	(57,419)	—	—
Mortgage loans and notes payable	(95,211)	(12,526)	(32,157)
Proceeds from issuance of equity, net	170,852	—	—
Distributions paid to shareholders	(6,736)	(41,621)	(66,816)
Distributions paid to noncontrolling interests in Operating Partnership	(508)	(3,656)	(5,975)
Distributions paid to noncontrolling interest in subsidiaries	(1,383)	—	—
Loan procurement costs	(16,252)	(134)	(144)
Net cash (used in) provided by financing activities	$(62,042)	$(94,962)	$75,503

Increase (decrease) in cash and cash equivalents	99,024	(773)	(15,199)

Cash and cash equivalents at beginning of year	3,744	4,517	19,716
Cash and cash equivalents at end of year	$102,768	$3,744	$4,517

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$43,764	$52,291	$53,952
Supplemental disclosure of noncash activities:
Additions to storage facilities	$—	$1,023	$—
Disposition of facilities:
Notes receivable originated upon disposition of property	$17,600	$2,612	$—
Derivative valuation adjustment	$6,153	$(4,608)	$(1,545)
Foreign currency translation adjustment	$553	$(1,281)	$(119)
Gain deferral on sales to noncontrolling interests	$3,992	$—	$—

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.  The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2009, owned a 95.1% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  The Company owns 100% of U-Store-It Mini Warehouse Co. (the “TRS”) in addition to three other subsidiaries, each of which has elected to be treated as a taxable REIT subsidiary. In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Company is presented as noncontrolling interests as of and during the periods consolidated.  All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the FASB on the consolidation of variable interest entities. When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance which determines whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and the limited partners do not have the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.

Adoption of Subsequent Accounting Pronouncements

The FASB issued authoritative guidance regarding noncontrolling interests in consolidated financial statements which was effective on January 1, 2009.  The guidance states that noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Under the guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

However, per the FASB issued authoritative guidance on the classification and measurement of redeemable securities, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the FASB issued guidance on accounting for derivative financial instruments indexed to, and potentially settled in, a Company’s own stock to evaluate whether the Company controls the actions or events necessary to issue the maximum number of shares that could be required to be delivered under share settlement of the contract.  The guidance also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption fair value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 8.1%, and 8.1%, respectively as of December 31, 2008, and 2007 of all outstanding units.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company. Accordingly, consistent with the guidance discussed above, the Company will continue to record these non controlling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of December 31, 2008.

Retrospective Impact of New Accounting Pronouncement Adopted January 1, 2009 (in thousands):

Statement of Operations:

	For the year ended December 31, 2008:
	As Previously Reported	Adjustments (a)	As Adjusted
Loss from continuing operations	$(17,540)	$(5,888)	$(23,428)
Total discontinued operations	20,332	6,198	26,530
Net income (loss)	2,792	310	3,102
Net income (loss) attributable to noncontrolling interests	—	(310)	(310)
Net income (loss) attributable to the company	—	2,792	2,792

	For the year ended December 31, 2007:
	As Previously Reported	Adjustments (a)	As Adjusted
Loss from continuing operations	$(19,048)	$(5,322)	$(24,370)
Total discontinued operations	5,971	4,152	10,123
Net income (loss)	(13,077)	(1,170)	(14,247)
Net income (loss) attributable to noncontrolling interests	—	1,170	1,170
Net income (loss) attributable to the company	—	(13,077)	(13,077)

(a)  Includes adjustments for the discontinued operations discussed in Note 10.

Statement of Equity:
	For the year ended December 31, 2008:
	As Previously Reported	Adjustments	As Adjusted
Adjustments for noncontrolling interests in operating partnership	$367	$(310)	$57
Net income	2,792	310	3,102

	For the year ended December 31, 2007:
	As Previously Reported	Adjustments	As Adjusted
Adjustments for noncontrolling interests in operating partnership	$1,469	$51,878	$53,347
Net loss	(13,077)	(1,170)	(14,247)

Statement of Cash Flows:
	For the year ended December 31, 2008:
	As Previously Reported	Adjustments	As Adjusted
Net income	$2,792	$310	$3,102
Minority interests	310	(310)	—

	For the year ended December 31, 2007:
	As Previously Reported	Adjustments	As Adjusted
Net loss	$(13,077)	$(1,170)	$(14,247)
Minority interests	(995)	995	—
Net cash provided by operating activities	62,874	(175)	62,699
Acquisitions, additions and improvements to storage facilities - related party	(121,805)	175	(121,630)
Net cash used in investing activities	(153,576)	175	(153,401)

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although we believe the assumptions and estimates we made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact our reported results.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and changes in market conditions could impact our future operating results.

Storage Facilities

Storage facilities are carried at historical cost less accumulated depreciation and impairment losses.  The cost of storage facilities reflects their purchase price or development cost.  Costs incurred for the acquisition and renovation of a storage facility are capitalized to the Company’s investment in that property.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  During 2009, 2008 and 2007, approximately $0.1 million, $0.5 million and $0.4 million of expense was incurred in conjunction with property related damage as a result of insured events such as fires, floods and hurricanes.

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

The Company recorded a $6.8 million intangible asset to recognize the value of in-place leases related to its acquisitions in 2007.  Subsequently, during 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition and was fully amortized at December 31, 2009.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 40 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable. If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2009, 2008 and 2007.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. In most transactions, these conditions or criteria are not satisfied until the actual closing of the transaction; and, accordingly, the facility is not identified as held for sale until the closing actually occurs. However, each potential transaction is evaluated based on its separate facts and circumstances.  Properties classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell.

During 2009, the Company sold 20 storage facilities throughout the United States (including one property that was held for sale as of December 31, 2008). During 2008, the Company sold 23 storage facilities throughout the United States.  During 2007, the Company sold three storage facilities in South Carolina and two additional facilities in Arizona. These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 10).

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less.  The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of purchase deposits and cash deposits required for debt service requirements, capital replacement, and expense reserves in connection with the requirements of our loan agreements.

Loan Procurement Costs

Loan procurement costs related to borrowings consist of $26.4 million and $10.6 million at December 31, 2009 and 2008, respectively and are reported net of accumulated amortization of $8.0 million and $6.2 million as of December 31, 2009 and 2008, respectively. The costs are amortized over the life of the related debt using the effective interest rate method and reported as loan procurement amortization expense.

Other Assets

Other assets consist primarily of accounts receivable, prepaid expenses and intangible assets. Accounts receivable were $2.3 million and $2.8 million as of December 31, 2009 and 2008, respectively. The Company has recorded an allowance of approximately $0.4 million and $0.6 million, respectively, related to accounts receivable as of December 31, 2009 and 2008.  The net carrying value of intangible assets as of December 31, 2008 was $0.1 million and were fully amortized as of December 31, 2009.

Notes Receivable

As of December 31, 2009, notes receivable of $20.1 million included three promissory notes originated in conjunction with multiple asset dispositions.  The original principal amounts of the promissory notes ranged from $0.3 million to $17.6 million, bearing interest at rates ranging from 6 to 10 percent with maturity dates ranging from two to three years.  The Company periodically assesses the collectability of the notes receivable in accordance with the FASB guidance on accounting by creditors for impairment of a loan. No collectability issues were noted as of December 31, 2009.

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

The Company recognizes gains on disposition of properties only upon closing in accordance with the guidance on sales of real estate. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the

Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance

Costs Associated with Exit or Disposal Activities

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

In August 2007, the Company abandoned certain office space in Cleveland, Ohio that was previously used for its corporate offices.  The related leases have expiration dates ranging from December 31, 2009 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.

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

Advertising Costs

The Company incurs advertising costs primarily attributable to print advertisements in telephone books. The Company recognizes the costs when the related telephone book is first published. The Company incurred $4.5 million, $3.8 million and $4.3 million in telephone book advertising expenses for the years ended 2009, 2008 and 2007, respectively.

Equity Offering Costs

Underwriting discount and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income

Other property related income consists of late fees, administrative charges, sales of storage supplies and other ancillary revenues.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.1 million during 2009, 2008 and 2007.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.   The Company had interest rate swap agreements for notional principal amounts aggregating $300 million at December 31, 2008.  All of the Company’s derivative financial instruments had matured by November 20, 2009.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $1.3 billion as of December 31, 2009 and $1.5 billion as of December 31, 2008.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2009 was 100% capital gain distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2009, 2008, or 2007.

Taxable REIT subsidiaries, such as the TRS, are subject to federal and state income taxes.  The TRS recorded a net deferred tax asset of $0.5 million as of December 31, 2009 and 2008 related to expenses which are deductible for tax purposes in future periods.

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent. The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests. Noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity. On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests. Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Disclosure of such redemption provisions is provided in Note 7.

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares and restricted shares outstanding and/or vested during the period. Diluted earnings per share is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Common shares of 547,000, 94,000 and 22,000 in 2009, 2008 and 2007, respectively, were not included in the calculation of diluted earnings per share, as they were identified as anti-dilutive.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred. The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.62212 and 1.4619 U.S. Dollars per Pound at December 31, 2009 and December 31, 2008, respectively, and an average exchange rate of 1.56476 and 1.8669 U.S. Dollars per Pound for the years ended December 31, 2009 and December 31, 2008, respectively.

Recent Accounting Pronouncements

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

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009, which we adopted on a prospective basis beginning January 1, 2010.  The guidance requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on how a company determines when an entity should be consolidated in June 2009, which we adopted on a prospective basis beginning January 1, 2010.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

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

The FASB issued authoritative guidance on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in May 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance requires that instruments within its scope be separated into their liability and equity components at initial recognition by recording the liability component at the fair value of a similar liability that does not have an associated equity component and attributing the remaining proceeds from issuance to the equity component. The excess of the principal amount of the liability component over its initial fair value will be amortized to interest expense using the interest method.   The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding the hierarchy of generally accepted accounting principles in May 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance states that the GAAP hierarchy will now reside in the accounting literature established by the FASB.  The guidance identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements in conformity with GAAP.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities in March 2008, which we adopted on a prospective basis beginning January 1, 2009.  The guidance enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under previous guidance and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding business combinations in December 2007, which we adopted on a prospective basis beginning January 1, 2009.  The guidance establishes principles and requirements for recognizing identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree, goodwill acquired in the combination or the gain from a bargain purchase, and disclosure requirements.  Under this guidance, all costs incurred to effect an acquisition will be recognized separately from the acquisition.  Also, restructuring costs that are expected but the acquirer is not obligated to incur will be recognized separately from the acquisition.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance regarding noncontrolling interests in consolidated Financial Statements in December 2007, which we adopted on a prospective basis beginning January 1, 2009.  The guidance requires that ownership interests in subsidiaries held by parties other than the parent be clearly identified.  In addition, it requires that the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the income statement.   The retrospective application to the financial statements impacted certain financial statement footnote disclosures but did not impact our consolidated financial position, results of operations or cash flows.

Concentration of Credit Risk

The storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility. No single tenant represents a significant concentration of our revenues. The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 18%, 15%, 10% and 7%, respectively, for the year ended December 31, 2009.  The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 19%, 15%, 9% and 7%, respectively, for the year ended December 31, 2008.

3.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of December 31, 2009 and December 31, 2008:

	December 31,	December 31,
	2009	2008
	(in thousands)
Land	$369,842	$387,831
Buildings and improvements	1,243,047	1,300,711
Equipment	157,452	198,981
Construction in progress	4,201	600
Total	1,774,542	1,888,123
Less accumulated depreciation	(344,009)	(328,165)
Storage facilities — net	$1,430,533	$1,559,958

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2008 and 2009:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1	$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1	2,825
S. Palmetto Asset	Ontario, CA	June 2009	1	5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1	3,600
Jersey City Asset	Jersey City, NJ	August 2009	1	11,625
Dale Mabry Asset	Tampa, FL	August 2009	1	2,800
Winner Assets	Multiple locations in CO	September 2009	6	17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009	(b)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1	(c	)
Boulder Assets (a)	Boulder, CO	September 2009	4	32,000
Winner Assets	Multiple locations in CO	October 2009	2	6,600
Brecksville Asset	Brecksville, OH	November 2009	1	3,300
			20	$90,866

2008 Acquisitions:

Uptown Asset	Washington, DC	January 2008	1	$13,300

2008 Dispositions:

77th Street Asset	Miami, FL	March 2008	1	$2,175
Leesburg Asset	Leesburg, FL	March 2008	1	2,400
Lakeland Asset	Lakeland, FL	April 2008	1	2,050
Endicott Asset	Union, NY	May 2008	1	2,250
Linden Asset	Linden, NJ	June 2008	1	2,825
Baton Rouge/Prairieville Assets	Multiple Locations in LA	June 2008	2	5,400
Churchill Assets	Multiple locations in MS	August 2008	4	8,333
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2	10,760
Deland Asset	Deland, FL	September 2008	1	2,780
Mobile Assets	Mobile, AL	September 2008	2	6,140
Hudson Assets	Hudson, OH	October 2008	2	2,640
Stuart/Vero Beach Assets	Multiple locations in FL	October 2008	2	4,550
Skipper Road Assets	Multiple locations in FL	November 2008	2	5,020
Waterway Asset	Miami, FL	December 2008	1	4,635
			23	$61,958

(a)          The Company provided $17.6 million in seller financing to the buyer as part of the Boulder Assets disposition.

(b)         Approximately one third of the Baton Rouge Asset was taken in conjunction with eminent domain proceedings.  The Company continues to own and operate the remaining two thirds of the asset and include the asset in the Company’s total portfolio property count.

(c)          The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings and the Company removed this asset from its total portfolio asset count.  The Company expects to finalize compensatory terms with discussions with the State of California by the fourth quarter of 2010.

4.  INTANGIBLE ASSETS

During the year ended December 31, 2007, the Company acquired finite-lived intangible assets valued at approximately $6.8 million as part of its 2007 acquisitions.  These assets represent the value of in-place leases at the time of acquisition.  The intangible assets became fully amortized, with $4.6 million and $2.2 million recognized as amortization expense during the year ended December 31, 2008 and 2007, respectively.

During the quarter ended March 31, 2008, the Company acquired a finite-lived intangible asset valued at approximately $1.0 million as part of its acquisition of one self-storage facility.  This asset represents the value of in-place leases at the time of acquisition.  The estimated life of this asset at the time of acquisition was 12 months.  The Company recognized amortization expense related to this asset of $0.1 million and $0.9 million during the 2009 and 2008 periods, respectively.

5.  SECURED CREDIT FACILITY, UNSECURED CREDIT FACILITY AND SECURED TERM LOANS

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “secured credit facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The secured credit facility is secured by mortgages on borrowing base properties. The outstanding balance on the Company’s secured credit facility as of December 31, 2009 was comprised of $200 million of secured term loan borrowings.  As of December 2009, approximately $250 million was available under the Company’s secured credit facility.  Borrowings under the secured credit facility bear interest ranging from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%, depending on our leverage ratio.   At December 31, 2009, borrowings under the secured credit facility had a weighted average interest rate of 5.0% and the Company was in compliance with all financial covenants of the agreement.

The secured credit facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, consisting of $200 million in an unsecured term loan and $250 million in unsecured revolving loans. The balance of the unsecured credit facility was paid off in December 2009.  Borrowings under this former credit facility incurred interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating. The alternative base interest rate is a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points. The applicable margin for the alternative base rate will vary from 0.00% to 0.50% depending on our leverage ratio prior to achieving an investment grade rating, and will vary from 0.00% to 0.25% depending on our credit rating after achieving an investment grade rating.

On September 14, 2007, the Company and its Operating Partnership entered into a credit agreement that allowed for total secured term loan borrowings of $50.0 million and subsequently amended the agreement on April 3, 2008 to allow for total secured term loan borrowings of $57.4 million.  Each term loan bore interest at either an alternative base rate or a Eurodollar rate, at our option, in each case plus an applicable margin. The outstanding term loans were secured by a pledge by the Company’s Operating Partnership of all equity interests in YSI RT LLC, the wholly-owned subsidiary of the Operating Partnership that acquired eight self-storage facilities in September 2007 and one self-storage facility in May 2008.   The balance of the term loans was paid off on August 11, 2009.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2009	2008	Interest Rate	Date
	(in thousands)
Acq 6	—	1,701	8.43%	Aug-09
YSI 3	—	85,020	5.09%	Nov-09
YSI 1	83,342	85,105	5.19%	May-10
YSI 4	6,065	6,150	5.25%	Jul-10
YSI 26	9,475	9,724	5.00%	Aug-10
YSI 25	7,975	8,093	5.00%	Oct-10
Promissory Notes	—	75	5.97%	Nov-10
YSI 2	83,480	85,213	5.33%	Jan-11
YSI 12	1,520	1,561	5.97%	Sep-11
YSI 13	1,307	1,342	5.97%	Sep-11
YSI 6	77,370	78,543	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	3,834	3,509	4.59%	Oct-12
YSI 14	1,812	1,862	5.97%	Jan-13
YSI 7	3,163	3,224	6.50%	Jun-13
YSI 8	1,808	1,842	6.50%	Jun-13
YSI 9	1,988	2,026	6.50%	Jun-13
YSI 17	4,246	4,365	6.32%	Jul-13
YSI 27	516	532	5.59%	Nov-13
YSI 30	7,567	7,804	5.59%	Nov-13
YSI 11	2,486	2,548	5.87%	Dec-13
YSI 5	3,281	3,363	5.25%	Jan-14
YSI 28	1,598	1,638	5.59%	Feb-14
YSI 34	14,955	—	8.00%	Jun-14
YSI 37	2,244	—	7.25%	Aug-14
YSI 40	2,581	—	7.25%	Aug-14
YSI 42	3,263	—	6.88%	Aug-14
YSI 44	1,121	—	7.00%	Sep-14
YSI 41	3,976	—	6.60%	Sep-14
YSI 38	4,078	—	6.35%	Sep-14
YSI 45	5,527	—	6.75%	Oct-14
YSI 46	3,486	—	6.75%	Oct-14
YSI 43	2,994	—	6.50%	Nov-14
YSI 48	25,652	—	7.25%	Nov-14
YSI 39	3,991	—	6.50%	Nov-14
YSI 50	2,380	—	6.75%	Dec-14
YSI 10	4,166	4,237	5.87%	Jan-15
YSI 15	1,920	1,961	6.41%	Jan-15
YSI 20	64,258	65,953	5.97%	Nov-15
YSI 31	13,891	—	6.75%	Jun-19	(a)
YSI 35	4,499	—	6.90%	Jul-19	(a)
YSI 32	6,160	—	6.75%	Jul-19	(a)
YSI 33	11,570	—	6.42%	Jul-19
YSI 47	3,250	—	6.63%	Jan-20	(a)
Unamortized fair value adjustment	231	694

Total mortgage loans and notes payable	$569,026	$548,085

(a)                  These borrowings have a fixed interest rate for the first 5 years of their term, which then resets and remains constant over the final 5 years of the loan term.

During 2009, the Company entered into secured financings with 17 regional banks.  The financings are summarized as follows (dollars in thousands):

	Carrying
	Value as of:
	December 31,		Properties	Effective	Maturity
Mortgage Loan	2009	State(s)	Encumbered	Interest Rate	Date

YSI 34	$14,955	TX	8	8.00%	Jun-14
YSI 37	2,244	GA	1	7.25%	Aug-14
YSI 40	2,581	TN	1	7.25%	Aug-14
YSI 42	3,263	FL	1	6.88%	Aug-14
YSI 44	1,121	FL	1	7.00%	Sep-14
YSI 41	3,976	TN	2	6.60%	Sep-14
YSI 38	4,078	TN	3	6.35%	Sep-14
YSI 45	5,527	TN	1	6.75%	Oct-14
YSI 46	3,486	IL	1	6.75%	Oct-14
YSI 43	2,994	AZ	1	6.50%	Nov-14
YSI 48	25,652	CA	9	7.25%	Nov-14
YSI 39	3,991	FL	1	6.50%	Nov-14
YSI 50	2,380	IL	1	6.75%	Dec-14
YSI 31	13,891	NJ	4	6.75%	Jun-19
YSI 35	4,499	VA	2	6.90%	Jul-19
YSI 32	6,160	NY	2	6.75%	Jul-19
YSI 33	11,570	D.C., FL & TX	4	6.42%	Jul-19
YSI 47	3,250	MA	1	6.63%	Jan-20

Total	$115,618

As of December 31, 2009 and 2008, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $776 million and $689 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2009 (in thousands):

2010	$114,516
2011	90,541
2012	163,817
2013	26,238
2014	91,091
2015 and thereafter	82,592
Total mortgage payments	568,795
Plus: Unamortized fair value adjustment	231
Total mortgage indebtedness	$569,026

The Company currently intends to fund its 2010 future principal payment requirements from cash provided by operating activities as well as additional borrowings under our secured credit facility ($250 million available as of December 31, 2009).

7.  NONCONTROLLING INTERESTS

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

In December 2003, the FASB issued a pronouncement regarding variable interest entities.  The Company determined HART is a variable interest entity as defined by the pronouncement, and that we are the primary beneficiary.  The 50% interest that is owned by Heitman is reflected in noncontrolling interest in subsidiaries within permanent equity and separate from the Company’s equity on the consolidated balance sheet. Accordingly, the assets, liabilities and results of operations of HART are consolidated in our consolidated financial statements.  At December 31, 2009, HART had total assets of $91.6 million and total liabilities of $1.9 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company has a 97% interest in the Venture, and through a wholly-owned subsidiary and together with its joint venture partner, operations began at one facility in London, England during 2008. The Company has determined that the Venture is a variable interest entity as defined by the codification discussed above, and that the Company is the primary beneficiary.  Accordingly, the assets, liabilities and results of operations of the Venture are consolidated in the Company’s consolidated financial statements.  At December 31, 2009, the Venture had total assets of $7.8 million and total liabilities of $4.3 million and a mortgage loan of $3.8 million secured by assets with a net book value of $7.5 million.  At December 31, 2009, the Venture’s creditors had no recourse to the general credit of the Company.

Operating Partnership Ownership

The Company has followed the FASB guidance regarding the classification and measurement of redeemable securities.  Per this guidance, securities that are redeemable for cash or other assets at the option of the holder, not solely within the control of the issuer, must be classified outside of permanent equity. This would result in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets. The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions. Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the contract by delivery of its own shares, the Company considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, to evaluate whether the Company controls the actions or events necessary to presume share settlement.  The guidance also requires that noncontrolling interests be adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.9% and 8.1% of all outstanding Partnership units as of December 31, 2009 and December 31, 2008, respectively.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities. Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain circumstances that could result in a settlement outside the control of the Company. Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.

The fair value of the Company’s common shares when calculated for the purposes of unit redemption will be equal to the average of the closing trading price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  At December 31, 2009 and December 31, 2008, 4,809,636  units and 5,079,928 units were outstanding, respectively, and as of December 31, 2009, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s share price was approximately $35.4 million.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of December 31, 2009 and December 31, 2008 as carrying cost exceeded the estimated redemption value.

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

In addition, on September 14, 2007, the Operating Partnership purchased 14 self-storage facilities from Rising Tide (the “Rising Tide Properties”) for an aggregate purchase price of $121 million pursuant to a purchase and sale agreement.  In connection with the settlement agreement and acquisition of the 14 self storage facilities, the Company considered the provisions of codification issued by the FASB on accounting for pre-existing relationships between the parties to a business combination, and determined that all consideration paid was allocable to the purchase of the storage facilities.

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

Company provided property management services for the Rising Tide Properties for a fee equal to the greater of 5.35% of the gross revenues of each property or $1,500 per property per month.  Under the Marketing and Ancillary Services Agreement, the Company provided limited marketing and other miscellaneous services for the Rising Tide properties.  Management fees earned by YSI Management LLC, from Rising Tide Development, were approximately $0, $0 million and $0.4 million for the years ended December 31, 2009, 2008 and 2007, respectively, and are included in other related party revenues. Accounts receivable from Rising Tide Development at December 31, 2009, 2008 and 2007 were approximately $0, $0 million and $0.4 million, respectively, and are included in due from related parties. No amounts were outstanding as of December 31, 2009.  These amounts represent expenses paid on behalf of Rising Tide Development by YSI Management LLC and proceeds from the sale of ancillary items that were reimbursed under standard business terms.  In connection with the termination of the Property Management Agreement, expenses relating to property management will be prorated.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The total amounts of lease payments incurred under the six office leases during the years ended December 31, 2009 and December 31, 2008 were approximately $0.3 million and $0.4 million, respectively.

Total future minimum rental payments under the related party lease agreements entered into as of December 31, 2009 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2010	$453	$278
2011	475	278
2012	475	278
2013	499	278
2014	499	278
	$2,401	$1,390

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

During the third quarter of 2009, the Company entered into a relocation transaction with a member of management whereby the Company purchased the former residence of the member of management for $985,000 which is recorded as a component of other assets.  The Company anticipates selling the asset during 2010.

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

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at December 31, 2009 and 2008. The Company has fixed interest rate loans with a carrying value of $569.0 million and $548.1 million at December 31, 2009 and 2008, respectively.  The estimated fair values of these fixed rate loans were $530.7 million and $527.8 million at December 31, 2009 and 2008, respectively. The Company has variable interest rate loans with a carrying value of $200.0 million and $429.4 million at December 31, 2009 and 2008, respectively.  The estimated fair values of the variable interest rate loans were $200.0 million and $423.2 million at December 31, 2009 and 2008, respectively.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2009 and 2008.

10.  DISCONTINUED OPERATIONS

For the years ended December 31, 2009, 2008 and 2007, discontinued operations relates to 20 properties that the Company sold during 2009 (one of which was held-for-sale at December 31, 2008), 23 properties that the Company sold during 2008, and five properties that the Company sold during 2007 (see Note 3).  Each of the sales during 2009, 2008, and 2007 resulted in the recognition of a gain, which in the aggregate totaled $14.1 million, $19.7 million, and $2.5 million, respectively.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	For the year ended December 31,
	2009	2008	2007

REVENUES
Rental income	$7,512	$17,536	$21,206
Other property related income	558	1,259	1,557
Total revenues	8,070	18,795	22,763
OPERATING EXPENSES
Property operating expenses	2,787	6,876	9,009
Depreciation and amortization	2,737	5,109	5,961
Total operating expenses	5,524	11,985	14,970
OPERATING INCOME	2,546	6,810	7,793
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	—	—	(189)
Loan procurement amortization expense	—	—	(3)
Interest income	—	—	5
Total other expense	—	—	(187)
Income from discontinued operations	2,546	6,810	7,606
Net gain on disposition of discontinued operations	14,139	19,720	2,517
Income from discontinued operations	$16,685	$26,530	$10,123

11.  COMMITMENTS AND CONTINGENCIES

The Company currently owns one self-storage facility subject to a ground lease and five self-storage facilities having small parcels of land that are subject to ground leases. The Company recorded rent expense of approximately $0.2 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

Total future minimum rental payments under non-cancelable ground leases and related party office leases in effect as of December 31, 2009 are as follows:

	Third Party Amount	Related Party Amount
	(dollars in thousands)
2010	$149	$453
2011	149	475
2012	149	475
2013	149	499
2014	101	499
	$697	$2,401

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

The Company had an interest rate cap agreement that effectively limited the interest rate on $40 million of credit facility borrowings at 5.50% per annum through January 2008.  All of the Company’s derivative financial instruments were expired by November 20, 2009.  The following table is a three year comparison of the Company’s derivative financial instruments at December 31, 2009 and 2008, respectively (dollars in thousands):

Hedge		Notional				December 31,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2009	2008

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009	$—	$(1,683)
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009	—	(830)
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009	—	(326)
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009	—	(3,314)
						$—	$(6,153)

13.  FAIR VALUE MEASUREMENTS

As stated in Note 2 “Summary of Significant Accounting Policies” on January 1, 2008, the Company adopted the methods of fair value as described in authoritative guidance issued by the FASB, to value its financial assets and liabilities. As defined in the guidance, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

There were no financial assets and liabilities carried at fair value as of December 31, 2009.  Financial assets and liabilities carried at fair value as of December 31, 2008 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$6,153	$—
Total liabilities at fair value	$—	$6,153	$—

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades in 2009 that would reduce the amount owed by the Company.

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

Share Options

The fair values for options granted in 2009, 2008, and 2007 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2009	2008	2007
Risk-free interest rate	2.6%	3.4%	4.7%
Expected dividend yield	5.5%	6.9%	5.9%
Volatility (a)	46.49%	27.3%	21.2%
Weighted average expected life of the options (b)	9.8 years	9.0 years	9.4 years
Weighted average fair value of options granted per share	$1.02	$1.09	$2.40

(a)  Expected volatility is based upon the level of volatility historically experienced.

(b)  Expected life is based upon our expectations of stock option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Volatility for the 2007, 2008, and 2009 grants was based on the trading history of the Company’s shares.

In 2009, 2008, and 2007, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.8 million, $1.4 million and $0.9 million, respectively, which was recorded in General and administrative expense. As of December 31, 2009, the Company had approximately $2.4 million of unrecognized compensation cost that will be recorded over the next five years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2009, 2008 and 2007:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at December 31, 2006	1,278,500	$17.62	8.92
Options granted	960,271	19.82	9.24
Options canceled	(322,000)	16.21	—
Options exercised	—	—	—
Balance at December 31, 2007	1,916,771	$18.95	8.74
Options granted	2,400,990	9.43	9.09
Options canceled	(1,006,662)	13.08	—
Options exercised	—	—	—
Balance at December 31, 2008	3,311,099	$13.84	8.42
Options granted	1,456,881	3.75	9.09
Options canceled	(221,676)	11.73	—
Options exercised	—	—	—
Balance at December 31, 2009	4,546,304	$10.71	7.95

Vested or expected to vest at December 31, 2009	4,546,304	10.71	7.95
Exercisable at December 31, 2009	1,422,263	15.55	7.16

At December 31, 2009, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was $8,100.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 402,000 restricted shares were issued during 2009 for which the fair value of the restricted shares at their respective grant dates was approximately $1.5 million, which vest over three years.  During 2008, approximately 259,000 restricted shares were issued for which the fair value of the restricted shares at their respective grant dates was approximately $1.8 million.  As of December 31, 2009 the Company had approximately $1.4 million of remaining unrecognized compensation costs that will be recognized over the next two years.

The fair value for restricted shares granted in 2008 was estimated at the time the units were granted. Awards that contain a market feature were valued using a Monte Carlo-pricing model applying the following weighted average assumptions:

Asssumptions:	2008
Risk-free interest rate	2.1%
Volatility of total annual return	28.5%
Weighted average expected life of the units	3 years
Weighted average fair value of units granted	$4.14

The Monte Carlo pricing model was not used to value the 2009 restricted shares granted as no market conditions were present in these awards, as the fair value of the restricted share grants were equal to the stock price on the date of grant.

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

Pursuant to the terms of the Deferred Trustees Plan, under the equity incentive plan, certain Trustees elected to receive their Board of Trustee fees in 2005 and 2006 in the form of deferred share units. On December 31, 2006 an aggregate of

8,564 deferred share units were granted to those Trustees and were valued at $20.55 per share and on December 31, 2005 and aggregate of 3,876 deferred share units were granted and were valued at $21.05 per share.  There was no similar activity in 2007, 2008 or 2009.

In 2009, 2008 and 2007, the Company recognized compensation expense related to restricted shares and restricted share units issued to employees and Trustees of approximately $1.6 million, $1.4 million and $1.1 million, respectively; these amounts were recorded in General and administrative expense. The following table presents non-vested restricted share activity during 2009:

Number of Non-
Vested Restricted
Shares
Non-Vested at January 1, 2009	292,673
Granted	401,798
Vested	(92,748)
Forfeited	(29,403)
Non-Vested at December 31, 2009	572,320

15.  EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2009	2008	2007
	(Dollars and shares in thousands, except per share amounts)
Loss from continuing operations	$(17,017)	$(23,428)	$(24,370)
Noncontrolling interests in the Operating Partnership	928	1,839	(14,417)
Noncontrolling interest in subsidiaries	(665)	—	—
Loss from continuing operations attributable to the Company’s common shareholders	$(16,754)	$(21,589)	$(38,787)

Total discontinued operations	16,685	26,530	10,123
Noncontrolling interests in the Operating Partnership	(868)	(2,149)	15,587
Total discontinued operations attributable to the Company’s common shareholders	$15,817	$24,381	$25,710
Net income (loss) attributable to the Company	$(937)	$2,792	$(13,077)

Weighted-average shares outstanding	70,988	57,621	57,497
Share options and restricted share units (1)	—	—	—
Weighted-average diluted shares outstanding (2)	70,988	57,621	57,497

Income (loss) per Common Share:
Continuing operations	$(0.24)	$(0.37)	$(0.67)
Discontinued operations	0.23	0.42	0.45
Basic and diluted earnings (loss) per share	$(0.01)	$0.05	$(0.22)

(1) For the years ended December 31, 2009, 2008 and 2007, the potentially dilutive shares of approximately 547,000, 94,000, and 22,000 respectively, were not included in the earnings per share calculation as their effect is antidilutive.

(2) For the years ended December 31, 2009, 2008 and 2007, the Company declared cash dividends per share of $0.10, $0.565 and $1.05, respectively

The operating partnership units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the operating partnership. An operating partnership unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis. Outstanding noncontrolling interest units in the operating partnership were 4,809,636, 5,079,928 and 5,079,928 as of December 31, 2009, 2008 and 2007, respectively.  There were 92,654,979 common shares outstanding as of December 31, 2009.

Issuance of Common Shares

On August 19, 2009, the Company completed a public offering of 32.2 million common shares of beneficial interest.  The net proceeds from the offering of $161.9 million through December 31, 2009 were used to repay existing indebtedness, including under the Company’s prior unsecured credit facility, and for general corporate purposes..

In addition to the August 19, 2009 public offering, the Company sold 2.5 million common shares of beneficial interest through its at-the-market equity plan during the first half of 2009, generating net proceeds of $9.7 million that were used for general corporate purposes.

16.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded at December 31, 2009 or 2008. The Company had net deferred tax assets of $0.5 million and $0.5 million, which are included in other assets, as of December 31, 2009 and 2008, respectively.  The Company believes it is more likely than not the deferred tax assets will be realized. The deferred tax asset primarily relates to past years’ tax net operating losses. These loss carryforwards will expire in 2026 through 2028 if not utilized by then.

	For the year ended December 31,
	2009	2008	2007
	(dollars in thousands)
Income tax provision
Current:
U.S. Federal	$—	$—	$—

Deferred:
U.S. Federal	—	—	$(124)
Income tax provision	$—	$—	$(124)

Effective income tax rate
Statutory federal income tax rate	34%	34%	34%
State and local income taxes	4%	4%	4%
Effective income tax rate	38%	38%	38%

	As of December 31,
	2009		2008		2007
	(dollars in thousands)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$2,177	$1,933	$1,325	$1,185	$694	$626
Other	258	—	324	—	430	—
Deferred taxes	$2,435	$1,933	$1,649	$1,185	$1,124	$626

17.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During 2007, the Company acquired 17 self-storage facilities for an aggregate purchase price of approximately $140.5 million and sold five properties for an aggregate purchase price of approximately $19.2 million.  During 2008, the Company acquired one self-storage facility for an aggregate purchase price of approximately $13.3 million and sold 23 properties for an aggregate purchase price of approximately $62.0 million.  There were no acquisitions during 2009.

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

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2008 and 2007 based on the assumptions described above:

	2008	2007
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$224,204	$215,722
Pro forma loss from continuing operations	(21,587)	(33,633)
Loss per common share from continuing operations

Basic and diluted — as reported	$(0.37)	$(0.67)
Basic and diluted — as pro forma	(0.37)	(0.58)

18.  ASSET IMPAIRMENT AND INSURANCE RECOVERIES

During 2009, the Company recorded $0.1 million of impairment charges related to property damage associated with extraordinary events including fires.  During 2008, the Company recorded $0.5 million of impairment charges related to property damage associated with Hurricane Ike and other extraordinary events including fires.  During 2007 the Company recorded $0.4 million of impairment charges related to property damage incurred at six properties as a result of either a fire or flood.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2009 and 2008 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Total revenues	$54,933	$54,287	$54,727	$53,342
Total operating expenses	46,914	48,304	46,517	45,611
Net income (loss) attributable to the Company	(2,109)	(2,844)	6,818	(2,802)
Basic and diluted earnings (loss) per share	(0.03)	(0.05)	0.09	(0.03)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Total revenues	$54,820	$55,548	$57,166	$56,605
Total operating expenses	47,506	49,223	48,935	48,207
Net income (loss) attributable to the Company	(3,984)	263	4,020	2,493
Basic and diluted earnings (loss) per share	(0.07)	0.01	0.07	0.04

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations.  See note 10.

20.  LEASE ABANDONMENT CHARGE

In August 2007, the Company abandoned certain office space in Cleveland, OH that was previously used for its corporate offices.  The related leases have expiration dates ranging from December 31, 2009 through December 31, 2014. Upon vacating the space, the Company entered into a sub-lease agreement with a sub-tenant to lease the majority of the space for the duration of the term.

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

21. COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
NET INCOME (LOSS)	$(332)	$3,102	$(14,247)
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	6,153	(4,608)	(1,545)
Unrealized gain (loss) on foreign currency translation	553	(1,281)	(119)
COMPREHENSIVE INCOME (LOSS)	$6,374	$(2,787)	$(15,911)

22.  SUBSEQUENT EVENT

On February 11, 2010, the Company repaid the YSI 1 mortgage loan of approximately $83.3 million with available cash.

U-STORE-IT

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

DECEMBER 31, 2009

(in thousands)

			Initial Cost			Gross Carrying Amount at December 31, 2009
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Mobile, AL	128,951	(A)	226	2,524	987	301	3,436	3,737	1,155	1997
Chandler, AZ	47,520		327	1,257	272	327	1,529	1,856	387	2005
Glendale, AZ	56,850	(T)	201	2,265	926	418	2,974	3,392	915	1998
Green Valley, AZ	25,050	(B)	298	1,153	162	298	1,314	1,612	326	2005
Mesa I, AZ	52,375		920	2,739	154	921	2,892	3,813	678	2006
Mesa II, AZ	45,145		731	2,176	198	731	2,374	3,105	564	2006
Mesa III, AZ	58,264		706	2,101	177	706	2,278	2,984	544	2006
Phoenix I, AZ	100,762		1,134	3,376	286	1,135	3,661	4,796	866	2006
Phoenix II, AZ	45,270	(T)	756	2,251	240	756	2,492	3,248	575	2006
Scottsdale, AZ	80,925	(T)	443	4,879	1,635	883	6,074	6,957	1,850	1998
Tempe, AZ	53,890	(A)	749	2,159	197	749	2,356	3,106	542	2005
Tucson I, AZ	59,350	(T)	188	2,078	901	384	2,784	3,167	836	1998
Tucson II, AZ	43,950	2,994	188	2,078	880	391	2,755	3,146	822	1998
Tucson III, AZ	49,822	(C)	532	2,048	123	533	2,171	2,703	542	2005
Tucson IV, AZ	48,040	(C)	674	2,595	171	675	2,765	3,440	686	2005
Tucson V, AZ	45,234	(C)	515	1,980	196	515	2,176	2,691	540	2005
Tucson VI, AZ	40,841	(C)	440	1,692	166	440	1,857	2,297	471	2005
Tucson VII, AZ	52,688	(C)	670	2,576	219	670	2,795	3,465	689	2005
Tucson VIII, AZ	46,650	(C)	589	2,265	115	589	2,380	2,969	588	2005
Tucson IX, AZ	67,656	(C)	724	2,786	247	725	3,033	3,757	744	2005
Tucson X, AZ	46,350	(C)	424	1,633	192	425	1,824	2,249	448	2005
Tucson XI, AZ	42,700	(C)	439	1,689	303	439	1,991	2,431	466	2005
Tucson XII, AZ	42,325	(C)	671	2,582	185	672	2,767	3,439	675	2005
Tucson XIII, AZ	45,792	(C)	587	2,258	158	587	2,416	3,003	594	2005
Tucson XIV, AZ	49,170	(T)	707	2,721	209	708	2,930	3,637	716	2005
Apple Valley I, CA	73,250	(D)	140	1,570	1,544	476	2,778	3,254	825	1997
Apple Valley II, CA	61,555	(E)	160	1,787	1,158	431	2,675	3,105	828	1997
Benicia, CA	74,770	(T)	2,392	7,028	164	2,392	7,192	9,585	1,684	2005
Bloomington I, CA	28,425		42	463	504	100	910	1,009	267	1997
Bloomington II, CA	25,860		54	604	466	144	980	1,124	293	1997
Cathedral City, CA	109,745	(T)	2,194	10,046	203	2,195	10,248	12,443	3,105	2006
Citrus Heights, CA	75,620	(C)	1,633	4,793	191	1,634	4,983	6,617	1,257	2005
Diamond Bar, CA	103,034	(T)	2,522	7,404	236	2,524	7,638	10,162	1,925	2005
Escondido, CA	142,970	(S)	3,040	11,804	(755)	3,040	11,049	14,089	1,397	2007
Fallbrook, CA	46,370	(F)	133	1,492	1,470	432	2,663	3,095	777	1997
Hemet, CA	66,040	(D)	125	1,396	1,309	417	2,413	2,830	717	1997
Highland I, CA	76,765	(D)	215	2,407	1,966	582	4,006	4,588	1,234	1997
Highland II, CA	62,257	(T)	1,277	5,847	248	1,277	6,095	7,372	1,279	2006
Lancaster, CA	60,665	(E)	390	2,247	684	556	2,765	3,321	659	2001
Long Beach, CA	124,363	(T)	3,138	14,368	341	3,138	14,709	17,847	3,091	2006
Murrieta, CA	49,790	(S)	1,883	5,532	188	1,903	5,700	7,603	1,344	2005
North Highlands, CA	57,244	(C)	868	2,546	270	868	2,816	3,684	698	2005
Orangevale, CA	51,142	(C)	1,423	4,175	237	1,423	4,412	5,835	1,093	2005
Palm Springs I, CA	72,675	(T)	1,565	7,164	127	1,566	7,291	8,856	1,544	2006
Palm Springs II, CA	122,370	(T)	2,131	9,758	354	2,132	10,110	12,243	2,127	2006
Pleasanton, CA	85,195		2,799	8,222	61	2,799	8,283	11,082	1,940	2005
Rancho Cordova, CA	53,928	(C)	1,094	3,212	230	1,095	3,442	4,537	866	2005
Redlands, CA	62,805	(F)	196	2,192	1,110	449	3,049	3,498	1,023	1997
Rialto I, CA	57,371	(S)	899	4,118	165	899	4,283	5,183	902	2006
Rialto II, CA	99,783		277	3,098	1,705	672	4,408	5,080	1,407	1997
Riverside I, CA	28,310	(T)	42	465	620	141	986	1,127	281	1997
Riverside II, CA	20,420	(T)	42	423	355	114	706	820	222	1997
Riverside III, CA	46,809	(T)	91	1,035	1,043	310	1,859	2,169	511	1998
Riverside IV, CA	67,220	(S)	1,351	6,183	223	1,351	6,406	7,756	1,345	2006
Riverside V, CA	85,346	(T)	1,170	5,359	294	1,170	5,653	6,824	1,193	2006
Riverside VI, CA	74,900	(T)	1,040	4,119	(168)	1,040	3,951	4,991	500	2007
Roseville, CA	60,094	(C)	1,284	3,767	299	1,284	4,065	5,349	1,006	2005
Sacramento I, CA	51,114	(C)	1,152	3,380	226	1,152	3,605	4,758	906	2005
Sacramento II, CA	62,130	(C)	1,406	4,128	141	1,407	4,268	5,675	1,075	2005
San Bernardino I, CA	83,253	(F)	152	1,704	1,422	450	2,827	3,278	867	1997
San Bernardino II, CA	31,070	(A)	51	572	1,051	182	1,492	1,674	396	1997
San Bernardino III, CA	57,215	(F)	152	1,695	1,630	444	3,033	3,477	1,049	1997
San Bernardino IV, CA	41,546	(A)	112	1,251	992	306	2,050	2,355	619	1997
San Bernardino V, CA	35,671	(A)	98	1,093	773	242	1,722	1,964	531	1997
San Bernardino VI, CA	83,507	(E)	1,872	5,391	51	1,872	5,442	7,314	1,400	2005
San Bernardino VII, CA	56,795	(S)	783	3,583	319	783	3,902	4,685	818	2006
San Bernardino VIII, CA	103,860	(S)	1,205	5,518	243	1,205	5,761	6,966	1,663	2006

			Initial Cost			Gross Carrying Amount at December 31, 2009
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
San Bernardino IX, CA	78,839	(S)	1,475	6,753	291	1,476	7,043	8,518	1,482	2005
San Bernardino X, CA	95,154	(T)	1,691	7,741	283	1,692	8,023	9,714	2,506	2005
San Marcos, CA	37,430	(G)	775	2,288	109	776	2,395	3,171	598	2005
Santa Ana, CA	64,571	(T)	1,223	5,600	222	1,223	5,822	7,045	1,219	2005
South Sacramento, CA	51,740	(C)	790	2,319	234	791	2,552	3,343	634	2005
Spring Valley, CA	55,045	(S)	1,178	5,394	344	1,178	5,738	6,917	1,194	2005
Sun City, CA	38,335	(T)	140	1,579	892	324	2,287	2,611	692	1998
Temecula I, CA	81,700		660	4,735	811	899	5,309	6,206	1,317	1998
Temecula II, CA	84,345	(S)	3,080	5,839	-3	3,080	5,835	8,915	739	2007
Thousand Palms, CA	75,445	(T)	1,493	6,835	350	1,493	7,185	8,678	1,532	2005
Vista I, CA	74,605	(D)	711	4,076	1,595	1,118	5,264	6,382	1,148	2001
Vista II, CA	147,421	(T)	4,629	13,599	131	4,629	13,730	18,359	3,205	2005
Walnut, CA	50,708	(T)	1,578	4,635	181	1,595	4,799	6,394	1,131	2005
West Sacramento, CA	39,715	(O)	1,222	3,590	114	1,222	3,704	4,926	863	2005
Westminster, CA	68,148	(G)	1,740	5,142	229	1,743	5,368	7,111	1,354	2005
Yucaipa, CA	77,560	(F)	198	2,221	1,588	525	3,482	4,007	1,099	1997
Aurora, CO	75,627	(C)	1,343	2,986	239	1,343	3,224	4,567	833	2005
Colorado Springs I, CO	47,975	(T)	771	1,717	272	771	1,989	2,760	485	2005
Colorado Springs II, CO	62,400	1,920	657	2,674	185	656	2,860	3,516	587	2005
Denver II, CO	59,200	(T)	673	2,741	164	674	2,904	3,578	673	2005
Federal Heights, CO	54,770	(C)	878	1,953	172	879	2,125	3,003	545	2005
Golden, CO	85,830	(C)	1,683	3,744	239	1,684	3,983	5,666	1,025	2005
Littleton I , CO	53,490	(C)	1,268	2,820	151	1,268	2,970	4,239	761	2005
Northglenn, CO	52,102	(C)	862	1,917	137	862	2,053	2,916	538	2005
Bloomfield, CT	48,700	(T)	78	880	2,176	360	2,774	3,134	822	1997
Branford, CT	50,679		217	2,433	1,198	504	3,343	3,848	1,225	1995
Bristol, CT	48,050	(E)	1,819	3,161	87	1,819	3,248	5,067	915	2005
East Windsor, CT	45,900	(A)	744	1,294	327	744	1,621	2,366	437	2005
Enfield, CT	52,875	(D)	424	2,424	-150	473	2,225	2,698	551	2001
Gales Ferry, CT	54,130	(T)	240	2,697	1,028	489	3,477	3,965	1,101	1995
Manchester I, CT (6)	47,125	(D)	540	3,096	-317	563	2,756	3,319	640	2002
Manchester II, CT	52,725	(E)	996	1,730	137	996	1,867	2,863	515	2005
Milford, CT	44,885	(T)	87	1,050	1,059	274	1,922	2,196	664	1994
Monroe, CT	58,500	(E)	2,004	3,483	548	2,004	4,031	6,035	1,113	2005
Mystic, CT	50,725	(T)	136	1,645	1,733	410	3,104	3,514	1,074	1994
Newington I, CT	42,520	(E)	1,059	1,840	80	1,059	1,920	2,978	541	2005
Newington II, CT	36,140	(E)	911	1,584	155	911	1,739	2,650	479	2005
Old Saybrook I, CT	87,625	(E)	3,092	5,374	304	3,092	5,678	8,770	1,588	2005
Old Saybrook II, CT	26,425	(E)	1,135	1,973	205	1,135	2,178	3,313	597	2005
South Windsor, CT	72,125		90	1,127	1,121	272	2,065	2,338	678	1994
Stamford, CT	28,957	(E)	1,941	3,374	76	1,941	3,450	5,391	980	2005
Washington, DC	62,695	(O)	871	12,759	102	894	11,987	12,881	1,247	2008
Boca Raton, FL	37,958	(F)	529	3,054	895	813	3,665	4,478	838	2001
Boynton Beach I, FL	61,977	(E)	667	3,796	906	958	4,411	5,369	1,029	2001
Boynton Beach II, FL	61,777	(A)	1,030	2,968	218	1,030	3,186	4,217	785	2005
Bradenton I, FL	68,391	(T)	1,180	3,324	146	1,180	3,470	4,650	914	2005
Bradenton II, FL	87,810	(T)	1,931	5,561	322	1,931	5,883	7,814	1,539	2005
Cape Coral, FL	76,592	(F)	472	2,769	1,992	830	4,403	5,233	1,239	2005
Dania Beach, FL (6)	181,513	(T)	3,584	10,324	838	3,584	11,163	14,746	2,870	2005
Dania, FL	58,270	(T)	205	2,068	1,373	481	3,165	3,646	1,091	1994
Davie, FL	81,135	(D)	1,268	7,183	-1,089	1,373	5,989	7,362	1,124	2005
Deerfield Beach, FL	57,280	(A)	946	2,999	1,875	1,311	4,509	5,820	1,120	1998
Delray Beach, FL	67,821	(A)	798	4,539	-232	883	4,222	5,105	1,044	2001
Fernandina Beach, FL	110,785	(T)	189	2,111	4,875	523	6,652	7,175	1,729	1996
Ft. Lauderdale, FL	70,093	(D)	937	3,646	2,177	1,384	5,376	6,760	1,340	1999
Ft. Myers, FL	67,642	(A)	303	3,329	156	328	3,459	3,788	1,017	1998
Jacksonville I, FL	80,586	(T)	1,862	5,362	40	1,862	5,401	7,263	1,163	2005
Jacksonville II, FL	65,070		950	7,004	-631	950	6,373	7,323	807	2007
Jacksonville III, FL	65,595	(T)	860	7,409	258	1,670	6,857	8,527	867	2007
Jacksonville IV, FL	78,370	(T)	870	8,049	0	870	8,049	8,919	1,020	2007
Jacksonville V, FL	82,160	(T)	1,220	8,210	-463	1,220	7,747	8,967	977	2007
Lake Worth, FL	161,808	(F)	183	6,597	3,802	183	10,399	10,582	3,403	2005
Lakeland I, FL	49,095	(A)	81	896	799	256	1,520	1,776	556	1994
Kendall, FL	75,395	(O)	2,350	8,106	-711	2,350	7,395	9,745	934	2007
Lutz I, FL	66,595	(T)	901	2,478	104	901	2,582	3,483	688	2005
Lutz II, FL	69,232		992	2,868	227	992	3,095	4,087	815	2005
Margate I, FL	54,505	(A)	161	1,763	1,769	399	3,294	3,693	1,083	1994
Margate II, FL	65,186	(T)	132	1,473	1,701	383	2,924	3,306	918	1996
Merrit Island, FL	50,417	(A)	716	2,983	-113	796	2,790	3,586	577	2005
Miami I, FL	46,825	(D)	179	1,999	1,459	484	3,153	3,637	953	2005
Miami II, FL	67,060	(E)	253	2,544	1,398	561	3,634	4,195	1,297	1994
Miami IV, FL	150,510	(T)	4,577	13,185	459	4,577	13,643	18,220	2,962	2005
Naples I, FL	48,150	1,121	90	1,010	2,205	270	3,035	3,305	901	1996
Naples II, FL	65,850	(E)	148	1,652	4,200	558	5,443	6,000	1,599	1997
Naples III, FL	80,675	(A)	139	1,561	3,375	598	4,477	5,075	1,440	1997

			Initial Cost			Gross Carrying Amount at December 31, 2009
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Naples IV, FL	40,700	(T)	262	2,980	461	407	3,296	3,703	1,106	1998
Ocoee, FL	76,130	3,263	1,286	3,705	95	1,286	3,800	5,087	926	2005
Orange City, FL	59,586	(T)	1,191	3,209	85	1,191	3,294	4,485	862	2005
Orlando I, FL (6)	52,170	(T)	187	2,088	520	240	2,555	2,795	1,064	1997
Orlando II, FL	63,084	(E)	1,589	4,576	75	1,589	4,651	6,239	1,137	2005
Orlando III, FL	104,140	(T)	1,209	7,768	220	1,209	7,988	9,197	1,584	2005
Oviedo, FL	49,251	(T)	440	2,824	292	440	3,116	3,556	636	2005
Pembroke Pines, FL	67,321	(D)	337	3,772	2,621	953	5,777	6,730	1,758	1997
Royal Palm Beach I, FL	98,961	(F)	205	2,148	2,630	741	4,242	4,983	1,557	1994
Royal Palm Beach II, FL	81,415	(T)	1,640	8,607	(462)	1,640	8,146	9,786	1,028	2007
Sanford, FL	61,810	(T)	453	2,911	121	453	3,032	3,486	613	2005
Sarasota, FL	71,102	(A)	333	3,656	661	529	4,120	4,650	1,186	1998
St. Augustine, FL	59,725	(T)	135	1,515	3,133	383	4,400	4,783	1,377	1996
Stuart, FL	86,883	(E)	324	3,625	2,673	685	5,937	6,622	1,803	1997
SW Ranches, FL	64,955	3,991	1,390	7,598	(859)	1,390	6,738	8,128	853	2007
Tampa II, FL	83,763		2,670	6,249	(423)	2,670	5,826	8,496	742	2007
West Palm Beach I, FL	68,063	(T)	719	3,420	712	835	4,016	4,851	978	2001
West Palm Beach II, FL	94,503		2,129	8,671	261	2,129	8,932	11,061	2,695	2005
Alpharetta, GA	90,485	(F)	806	4,720	(409)	967	4,150	5,117	900	2001
Austell , GA	83,525	2,244	1,635	4,711	153	1,643	4,856	6,499	867	2005
Decatur, GA	148,320	(T)	616	6,776	33	616	6,809	7,425	2,313	1998
Norcross, GA	85,140	(D)	514	2,930	158	632	2,969	3,602	660	2001
Peachtree City, GA	49,845	(T)	435	2,532	59	529	2,497	3,026	565	2001
Smyrna, GA	56,970	(F)	750	4,271	(799)	750	3,472	4,222	769	2001
Snellville, GA	80,100	(T)	1,660	4,781	131	1,660	4,912	6,571	770	2007
Suwanee I, GA	85,190	(T)	1,737	5,010	139	1,737	5,149	6,885	804	2007
Suwanee II, GA	79,640	(T)	800	6,942	(322)	800	6,620	7,420	838	2007
Addison, IL	31,325	(T)	428	3,531	206	428	3,737	4,165	967	2005
Aurora, IL	74,060	(T)	644	3,652	46	644	3,698	4,342	983	2005
Bartlett, IL	51,425	(T)	931	2,493	133	931	2,626	3,557	683	2005
Hanover, IL	41,178	(E)	1,126	2,197	145	1,126	2,342	3,468	609	2005
Bellwood, IL	86,525	(E)	1,012	5,768	(611)	1,012	5,157	6,169	1,199	2001
Des Plaines, IL (6)	74,400	3,486	1,564	4,327	252	1,564	4,579	6,143	1,191	2005
Elk Grove Village, IL	64,179	(T)	1,446	3,535	224	1,446	3,759	5,205	1,005	2005
Glenview, IL	100,115	(T)	3,740	10,367	129	3,740	10,496	14,236	2,764	2005
Gurnee, IL	80,275	(T)	1,521	5,440	233	1,521	5,673	7,194	1,491	2005
Harvey, IL	60,090	(T)	869	3,635	119	869	3,754	4,623	981	2005
Joliet, IL	74,350	(T)	547	4,704	124	547	4,828	5,375	1,268	2005
Kildeer, IL	46,475		2,102	2,187	108	2,102	2,295	4,397	599	2005
Lombard, IL	57,938	(T)	1,305	3,938	597	1,305	4,535	5,840	1,154	2005
Mount Prospect, IL	65,000		1,701	3,114	187	1,701	3,301	5,002	850	2005
Mundelein, IL	44,700	(T)	1,498	2,782	136	1,498	2,918	4,416	768	2005
North Chicago, IL	53,300	(T)	1,073	3,006	217	1,073	3,223	4,296	844	2005
Plainfield I, IL	53,800	(T)	1,770	1,715	183	1,770	1,898	3,668	506	2005
Plainfield II, IL	52,100	(T)	694	2,000	116	694	2,116	2,811	532	2005
Schaumburg, IL	31,160	(T)	538	645	124	538	769	1,307	214	2005
Streamwood, IL	64,305	(A)	1,447	1,662	235	1,447	1,897	3,344	506	2005
Warrensville, IL	48,796	(A)	1,066	3,072	148	1,066	3,220	4,286	772	2005
Waukegan, IL	79,750	(T)	1,198	4,363	229	1,198	4,592	5,790	1,198	2005
West Chicago, IL	48,175	(E)	1,071	2,249	140	1,071	2,389	3,460	630	2005
Westmont, IL	53,700	(T)	1,155	3,873	78	1,155	3,951	5,106	1,042	2005
Wheeling I, IL	54,210	(A)	857	3,213	191	857	3,404	4,261	898	2005
Wheeling II, IL	67,825		793	3,816	202	793	4,018	4,811	1,055	2005
Woodridge, IL	50,667	2,380	943	3,397	177	943	3,574	4,517	925	2005
Indianapolis I, IN	43,600	(T)	1,871	1,230	143	1,871	1,373	3,244	368	2005
Indianapolis II, IN	44,900	(T)	669	2,434	134	669	2,568	3,237	692	2005
Indianapolis III, IN	60,850	(T)	1,229	2,834	105	1,229	2,939	4,168	771	2005
Indianapolis IV, IN	62,105	(T)	641	3,154	11	552	3,253	3,806	865	2005
Indianapolis V, IN	74,825	(T)	2,138	3,633	152	2,138	3,785	5,923	996	2005
Indianapolis VI, IN	73,003	(A)	406	3,496	186	406	3,682	4,088	963	2005
Indianapolis VII, IN	91,727	(T)	908	4,755	450	908	5,205	6,113	1,345	2005
Indianapolis VIII, IN	80,000	(T)	887	3,548	184	887	3,732	4,619	977	2005
Indianapolis IX, IN	61,732	(T)	1,133	4,103	163	1,133	4,266	5,399	1,120	2005
Baton Rouge I, LA	35,450	(T)	112	1,248	66	139	1,287	1,426	421	1997
Baton Rouge II, LA	80,277	(A)	118	1,181	1,626	331	2,594	2,925	679	1997
Slidell, LA	79,540	(D)	188	3,175	1,017	802	3,578	4,380	766	2001
Boston, MA	60,695	(F)	1,516	8,628	(1,501)	1,516	7,127	8,643	1,553	2002
Leominster, MA	53,823	(D)	90	1,519	2,253	338	3,524	3,862	983	1998
Medford, MA	58,895	3,250	1,330	7,165	(510)	1,330	6,655	7,985	841	2007
Baltimore, MD	93,625	(E)	1,050	5,997	(229)	1,173	5,645	6,818	1,384	2001
California, MD	77,840	(T)	1,486	4,280	103	1,486	4,383	5,869	1,149	2005
Gaithersburg, MD	86,970	6,065	3,124	9,000	162	3,124	9,162	12,286	2,357	2005
Laurel, MD	162,097	(F)	1,409	8,035	2,013	1,928	9,529	11,457	2,114	2001
Temple Hills, MD	97,250	(D)	1,541	8,788	723	1,800	9,252	11,052	2,074	2001
Grand Rapids, MI	87,381	(A)	185	1,821	1,145	325	2,827	3,151	960	1996

					Costs	Gross Carrying Amount
			Initial Cost		Subsequent	at December 31, 2009
				Building and	to		Building and		Accumulated	Year Acquired /
Description	Square Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation (L)	Developed
Portage, MI (6)	50,280	(T)	104	1,160	637	237	1,664	1,901	550	1996
Romulus, MI	42,050	(A)	308	1,743	283	418	1,916	2,334	388	2005
Wyoming, MI	91,158	(A)	191	2,135	806	354	2,778	3,132	948	1996
Gulfport, MS	61,251	(E)	172	1,928	905	338	2,667	3,005	896	1997
Belmont, NC	81,048	(T)	385	2,196	187	451	2,317	2,768	587	2001
Burlington I, NC	109,396	(A)	498	2,837	(130)	498	2,707	3,205	654	2001
Burlington II, NC	42,205	(T)	320	1,829	(66)	340	1,742	2,083	418	2001
Cary, NC	111,772	(A)	543	3,097	183	543	3,281	3,823	875	2001
Charlotte, NC	69,000	(F)	782	4,429	555	1,068	4,699	5,766	937	2005
Fayetteville I, NC	41,400	(T)	156	1,747	757	301	2,359	2,660	887	1997
Fayetteville II, NC	54,225	(F)	213	2,301	698	399	2,813	3,212	941	1997
Raleigh, NC	48,675	(T)	209	2,398	205	296	2,516	2,812	837	1998
Brick, NJ	51,740	(T)	234	2,762	1,274	485	3,785	4,270	1,390	1994
Clifton, NJ	105,550	(A)	4,346	12,520	140	4,346	12,660	17,007	2,934	2005
Cranford, NJ	91,250	(M)	290	3,493	2,114	779	5,117	5,897	1,764	1994
East Hanover, NJ	107,579		504	5,763	3,887	1,315	8,839	10,154	3,005	1994
Elizabeth, NJ	38,910		751	2,164	279	751	2,443	3,194	561	2005
Fairview, NJ	27,925	(M)	246	2,759	255	246	3,013	3,260	1,125	1997
Hamilton, NJ	70,550	(T)	1,885	5,430	231	1,893	5,653	7,546	1,001	2005
Hoboken, NJ	34,180	(M)	1,370	3,947	512	1,370	4,459	5,829	1,026	2005
Linden, NJ	100,325	(T)	517	6,008	1,943	1,077	7,391	8,468	2,481	1994
Morris Township, NJ (5)	71,776	(D)	500	5,602	2,491	1,072	7,520	8,593	2,533	1997
Parsippany, NJ	66,325	(M)	475	5,322	1,890	844	6,843	7,687	2,303	1997
Randolph, NJ	52,565	(D)	855	4,872	244	1,108	4,863	5,971	1,077	2002
Sewell, NJ	57,830	(F)	484	2,766	585	706	3,128	3,835	732	2001
Albuquerque I, NM	65,852	(C)	1,039	3,395	199	1,039	3,594	4,633	954	2005
Albuquerque II, NM	58,798	(C)	1,163	3,801	184	1,163	3,985	5,148	1,043	2005
Albuquerque IV, NM	57,536	(C)	664	2,171	205	664	2,376	3,040	625	2005
Carlsbad, NM	39,999	(B)	490	1,613	97	491	1,709	2,200	457	2005
Deming, NM	33,005	(B)	338	1,114	153	339	1,267	1,606	332	2005
Las Cruces, NM	21,890	(T)	354	1,256	2	357	1,267	1,624	131	2005
Las Cruces, NM	43,850	(B)	611	2,012	194	612	2,205	2,816	584	2005
Lovington, NM	15,750	(B)	222	740	(139)	169	653	822	170	2005
Silver City, NM	26,975	(B)	153	504	122	153	625	779	167	2005
Truth or Consequences, NM	24,010	(B)	10	34	79	11	113	124	43	2005
Las Vegas I, NV	48,218	(T)	1,851	2,986	220	1,851	3,206	5,057	664	2005
Las Vegas II, NV	48,850	(T)	3,354	5,411	154	3,355	5,564	8,919	1,143	2005
Jamaica, NY	88,415	(D)	2,043	11,658	(1,698)	2,043	9,960	12,003	2,027	2001
New Rochelle, NY	48,431	(A)	1,673	4,827	118	1,673	4,945	6,618	1,202	2005
North Babylon, NY	78,188	(F)	225	2,514	3,692	568	5,863	6,431	1,741	1998
Riverhead, NY	38,240	(N)	1,068	1,149	120	1,068	1,269	2,338	367	2005
Southold, NY	58,609	(N)	2,079	2,238	196	2,079	2,434	4,513	692	2005
Boardman, OH	65,495	(F)	64	745	1,679	287	2,201	2,488	988	2005
Canton I, OH	39,750	(T)	138	679	254	137	934	1,071	229	2005
Canton II, OH	26,200	(T)	122	595	115	120	712	832	189	2005
Centerville I, OH	86,390	(T)	471	3,705	123	471	3,828	4,299	1,009	2005
Centerville II, OH	43,350	(E)	332	1,757	168	332	1,925	2,257	500	2005
Cleveland I, OH	45,950		525	2,592	129	524	2,722	3,246	704	2005
Cleveland II, OH	58,425	(T)	290	1,427	170	289	1,599	1,887	429	2005
Columbus , OH	72,155	(T)	1,234	3,151	62	1,239	3,207	4,446	615	2005
Dayton I, OH	43,100	(E)	323	2,070	118	323	2,188	2,511	575	2005
Dayton II, OH	48,149	(T)	441	2,176	170	440	2,347	2,787	595	2005
Euclid I, OH	46,910	(T)	200	1,053	1,970	317	2,906	3,223	1,614	1988
Euclid II, OH	47,275	(T)	359	—	1,638	461	1,535	1,997	451	1988
Grove City, OH	89,290	(T)	1,756	4,485	103	1,761	4,584	6,345	872	2005
Hilliard, OH	89,715	(T)	1,361	3,476	110	1,366	3,581	4,947	679	2005
Lakewood, OH	39,337		405	854	401	405	1,255	1,660	717	2005
Louisville, OH	53,960	(T)	257	1,260	131	255	1,393	1,648	365	2005
Marblehead, OH	52,300	(T)	374	1,843	165	373	2,009	2,382	518	2005
Mason, OH	33,900	(T)	127	1,419	85	149	1,482	1,631	538	1998
Mentor, OH	51,225		206	1,011	1,431	204	2,444	2,648	438	2005
Miamisburg, OH	59,930	(T)	375	2,410	220	375	2,630	3,005	679	2005
Middleburg Heights, OH	93,025	(T)	63	704	1,955	332	2,390	2,722	768	2005
North Canton I, OH	45,400	(T)	209	846	504	299	1,260	1,559	940	1979
North Canton II, OH	44,140	(T)	70	1,226	0	239	1,057	1,296	275	1983
North Olmsted I, OH	48,665	(T)	63	704	1,185	214	1,738	1,952	639	2005
North Olmsted II, OH	47,850	(F)	290	1,129	1,043	469	1,993	2,462	1,041	2005
North Randall, OH	80,099	(F)	515	2,323	2,440	898	4,380	5,278	1,129	1998
Perry, OH	63,700	(T)	290	1,427	115	288	1,544	1,832	410	2005
Reynoldsburg, OH	66,895	(T)	1,290	3,295	191	1,295	3,481	4,776	652	2005
Strongsville, OH	43,727	(T)	570	3,486	(287)	570	3,199	3,769	403	2007
Warrensville Heights, OH	90,281		525	766	2,861	935	3,217	4,152	917	2005
Westlake, OH	62,750	(T)	509	2,508	128	508	2,638	3,145	692	2005

						Gross Carrying Amount
			Initial Cost			at December 31, 2009
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Willoughby, OH	34,064	(T)	239	1,178	173	238	1,352	1,590	350	2005
Youngstown, OH	65,950	(A)	67	—	1,306	204	1,169	1,373	491	2005
Levittown, PA	76,180	(F)	926	5,296	(107)	926	5,189	6,115	1,294	2001
Philadelphia, PA	97,689	(D)	1,461	8,334	(1,487)	1,461	6,847	8,308	1,455	2001
Alcoa, TN	42,325	(J)	254	2,113	117	254	2,229	2,484	546	2005
Antioch, TN	76,160	(T)	588	4,906	239	588	5,145	5,733	1,143	2005
Cordova I, TN	54,225	(G)	296	2,482	159	297	2,641	2,937	664	2005
Cordova II, TN	67,750	2,581	429	3,580	250	429	3,830	4,259	774	2005
Knoxville I, TN	29,337	(R)	99	1,113	199	102	1,309	1,411	467	1997
Knoxville II, TN	38,000	(R)	117	1,308	273	129	1,570	1,698	533	1997
Knoxville III, TN	45,736	(T)	182	2,053	672	331	2,576	2,907	805	1998
Knoxville IV, TN	58,752	(T)	158	1,771	701	310	2,320	2,630	691	1998
Knoxville V, TN	42,790	(R)	134	1,493	399	235	1,791	2,026	666	1998
Knoxville VI, TN	63,440	(J)	439	3,653	154	440	3,806	4,246	929	2005
Knoxville VII, TN	55,094	(J)	312	2,594	199	312	2,792	3,105	681	2005
Knoxville VIII, TN	95,868	(J)	585	4,869	200	586	5,067	5,654	1,234	2005
Memphis I, TN	90,700	(E)	677	3,880	449	677	4,329	5,006	964	2001
Memphis II, TN	71,885	(Q)	395	2,276	(179)	395	2,097	2,492	483	2001
Memphis III, TN	40,807	(G)	212	1,779	198	213	1,976	2,189	499	2005
Memphis IV, TN	38,750	(G)	160	1,342	195	160	1,537	1,697	389	2005
Memphis V, TN	60,120	(G)	209	1,753	468	210	2,220	2,430	521	2005
Memphis VI, TN	108,771	(Q)	462	3,851	281	462	4,133	4,594	842	2006
Memphis VII, TN	115,303	(T)	215	1,792	460	215	2,252	2,467	453	2006
Memphis VIII, TN	96,060	(T)	355	2,959	321	355	3,280	3,635	673	2006
Nashville I, TN	103,430		405	3,379	432	405	3,811	4,216	836	2005
Nashville II, TN	83,484		593	4,950	215	593	5,165	5,758	1,146	2005
Nashville III, TN	101,475		416	3,469	287	416	3,756	4,172	816	2006
Nashville IV, TN	102,425	5,527	992	8,274	228	992	8,502	9,494	1,855	2006
Austin I, TX	59,595		2,239	2,038	186	2,410	2,052	4,462	521	2005
Austin II, TX	65,401	(O)	734	3,894	157	738	4,046	4,784	786	2006
Austin III, TX	70,610		1,030	5,468	164	1,035	5,626	6,661	990	2006
Baytown, TX	38,950	(T)	946	863	74	948	936	1,884	236	2005
Bryan, TX	60,450	(T)	1,394	1,268	112	1,396	1,378	2,774	343	2005
College Station, TX	26,550	(H)	812	740	84	813	823	1,636	206	2005
Dallas, TX	58,582	(K)	2,475	2,253	224	2,475	2,476	4,951	584	2005
Denton, TX	60,836	1,988	553	2,936	131	569	3,051	3,620	537	2006
El Paso I, TX	59,652	(C)	1,983	1,805	180	1,984	1,984	3,968	488	2005
El Paso II, TX	48,704	(C)	1,319	1,201	148	1,320	1,349	2,669	322	2005
El Paso III, TX	71,276	(C)	2,408	2,192	149	2,409	2,340	4,749	565	2005
El Paso IV, TX	67,058	(C)	2,073	1,888	(37)	2,074	1,850	3,925	464	2005
El Paso V, TX	62,300	(B)	1,758	1,617	114	1,761	1,728	3,489	417	2005
El Paso VI, TX	36,620	(B)	660	607	94	662	700	1,361	175	2005
El Paso VII, TX	34,545	(B)	563	517	71	565	587	1,152	146	2005
Fort Worth I, TX	49,778	(K)	1,253	1,141	124	1,253	1,265	2,518	298	2005
Fort Worth II, TX	72,925	(K)	868	4,607	161	874	4,761	5,636	919	2006
Frisco I, TX	50,854	(A)	1,093	3,148	75	1,093	3,223	4,315	780	2005
Frisco II, TX	71,239	3,281	1,564	4,507	111	1,564	4,618	6,183	1,118	2005
Frisco III, TX	75,215	(K)	1,147	6,088	139	1,154	6,221	7,374	1,202	2006
Garland I, TX	70,100	3,163	751	3,984	350	767	4,318	5,085	742	2006
Garland II, TX	68,425	(K)	862	4,578	117	862	4,695	5,557	767	2006
Greenville I, TX	59,385	(T)	1,848	1,682	66	1,848	1,748	3,596	416	2005
Greenville II, TX	44,900	(T)	1,337	1,217	69	1,337	1,286	2,622	304	2005
Houston I, TX	100,820	(T)	1,420	1,296	139	1,422	1,433	2,855	353	2005
Houston II, TX	71,300	(T)	1,510	1,377	(11)	1,512	1,364	2,876	365	2005
Houston III, TX	61,145	516	575	524	189	576	712	1,288	171	2005
Houston IV, TX	43,775	(H)	960	875	96	961	970	1,931	235	2005
Houston V, TX	126,080	4,246	1,153	6,122	315	1,156	6,434	7,590	1,094	2006
Keller, TX	61,885	2,486	890	4,727	98	890	4,825	5,715	946	2006
La Porte, TX	45,050	(T)	842	761	295	843	1,055	1,898	248	2005
Lewisville, TX	58,140	1,808	476	2,525	270	492	2,779	3,271	488	2006
Mansfield, TX	63,075	(K)	837	4,443	87	843	4,523	5,367	878	2006
McKinney I, TX	46,940	1,307	1,632	1,486	79	1,634	1,563	3,197	363	2005
McKinney II, TX	70,050	4,166	855	5,076	88	857	5,162	6,019	1,015	2006
North Richland Hills, TX	57,175	(K)	2,252	2,049	143	2,252	2,192	4,444	518	2005
Roanoke, TX	59,300	(K)	1,337	1,217	99	1,337	1,316	2,653	315	2005
San Antonio I, TX	73,530	(T)	2,895	2,635	147	2,895	2,782	5,677	630	2005
San Antonio II, TX	73,280	(T)	1,047	5,558	83	1,052	5,636	6,688	924	2006
San Antonio III, TX	71,775	(T)	996	5,286	41	996	5,327	6,322	800	2007
Sherman I, TX	54,975	1,520	1,904	1,733	75	1,906	1,806	3,712	421	2005
Sherman II, TX	48,425	1,812	1,337	1,217	110	1,337	1,327	2,664	310	2005
Spring, TX	72,751	(T)	580	3,081	87	580	3,168	3,749	621	2006

						Gross Carrying Amount
			Initial Cost			at December 31, 2009
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Murray I, UT	60,180	(C)	3,847	1,017	222	3,848	1,237	5,085	301	2005
Murray II, UT	71,222	(C)	2,147	567	300	2,148	866	3,014	113	2005
Salt Lake City I, UT	56,446	(C)	2,695	712	194	2,696	905	3,601	230	2005
Salt Lake City II, UT	53,676	(C)	2,074	548	174	2,075	721	2,796	183	2005
Fredericksburg I, VA	69,475	(P)	1,680	4,840	252	1,680	5,092	6,772	1,044	2005
Fredericksburg II, VA	61,207	(P)	1,757	5,062	313	1,758	5,374	7,132	1,092	2005
Milwaukee, WI	58,515	(T)	375	4,333	131	375	4,464	4,839	1,188	2004
USIFB				7,057	791	—	7,848	7,848	307
Corporate Office							11,015	11,015	3,748
Other									575

	23,748,702		343,312	1,251,704	169,351	369,842	1,404,700	1,774,542	344,009

(A)  This facility is part of Yasky Loan portfolio, with a balance of $80,000 as of December 31, 2009.

(B)  This facility is part of the YSI 25 Loan portfolio, with a balance of $7,975 as of December 31, 2009.

(C)  This facility is part of the YSI 20 Loan portfolio, with a balance of $64,258 as of December 31, 2009.

(D)  This facility is part of the YSI 2 Loan portfolio, with a balance of $83,480 as of December 31, 2009.

(E)  This facility is part of the YSI 6 Loan portfolio, with a balance of $77,370 as of December 31, 2009.

(F)  This facility is part of the YSI 1 Loan portfolio, with a balance of $83,342 as of December 31, 2009.  This property became unencumbered on February 11, 2010 when the YSI 1 loan was repaid.

(G)  This facility is part of the YSI 26 Loan portfolio, with a balance of $9,475 as of December 31, 2009.

(H)  This facility is part of the YSI 28 Loan portfolio, with a balance of $1,598 as of December 31, 2009.

(J)  This facility is part of the YSI 30 Loan portfolio, with a balance of $7,567 as of December 31, 2009.

(K) This facility is part of the YSI 34 Loan protfolio, with a balance of $14,955 as of December 31, 2009

(L)  Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

(M)  This facility is part of the YSI 31 Loan portfolio, with a balance of $13,891 as of December 31, 2009.

(N)  This facility is part of the YSI 32 Loan portfolio, with a balance of $6,160 as of December 31, 2009.

(O)  This facility is part of the YSI 33 Loan portfolio, with a balance of $11,570 as of December 31, 2009.

(P)  This facility is part of the YSI 35 Loan portfolio, with a balance of $4,499 as of December 31, 2009.

(Q)  This facility is part of the YSI 41 Loan portfolio, with a balance of $3,976 as of December 31, 2009.

(R)  This facility is part of the YSI 38 Loan portfolio, with a balance of $4,078 as of December 31, 2009.

(S)  This facility is part of the YSI 48 Loan portfolio, with a balance of $25,652 as of December 31, 2009.

(T)  This facility is part of the USILP secured credit facility portfolio, with a balance of $200,000 as of December 31, 2009.

Activity in real estate facilities during 2009, 2008, and 2007 was as follows (in thousands):

	2009	2008	2007
Storage facilities
Balance at beginning of year	$1,888,123	$1,916,396	$1,771,864
Acquisitions & improvements	13,345	30,295	160,256
Fully depreciated assets	(40,859)	—	—
Dispositions and other	(89,668)	(59,168)	(21,206)
Contstruction in progress	3,601	600	5,482
Balance at end of year	$1,774,542	$1,888,123	$1,916,396

Accumulated depreciation
Balance at beginning of year	$328,165	$269,278	$205,049
Depreciation expense	73,569	77,580	68,355
Fully depreciated assets	(40,859)	—	—
Dispositions and other	(16,866)	(18,693)	(4,126)
Balance at end of year	$344,009	$328,165	$269,278

Net Storage facility assets	$1,430,533	$1,559,958	$1,647,118

The unaudited aggregate costs of storage facility assets for U.S. federal income tax purposes as of December 31, 2009 was approximately $1,346 million.