Form 10-Q
period 2010-03-31
U-Store-It Trust
filed 2010-05-07
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 3, 2010
common shares, $.01 par value	93,450,438

U-STORE-IT TRUST

Forward-Looking Statements

This Quarterly Report on Form 10-Q, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information.  In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  As a result, you should not rely on or construe any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the U-Store-It Trust Annual Report on Form 10-K for the year ended December 31, 2009 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•                  potential environmental and other liabilities; and

•                  other risks identified in our Annual Report on Form 10-K and, from time to time, in other reports that we file with the Securities and Exchange Commission (the “SEC”) or in other documents that we publicly disseminate.

Given these uncertainties and the other risks identified elsewhere in our Annual Report on Form 10-K and in this Report, we caution readers not to place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Storage facilities	$1,743,312	$1,774,542
Less: Accumulated depreciation	(326,935)	(344,009)
Storage facilities, net	1,416,377	1,430,533
Cash and cash equivalents	41,524	102,768
Restricted cash	13,521	16,381
Loan procurement costs, net of amortization	18,006	18,366
Notes receivable	2,532	20,112
Other assets, net	10,016	10,710
Total assets	$1,501,976	$1,598,870

LIABILITIES AND EQUITY

Secured term loan	$200,000	$200,000
Mortgage loans and notes payable	483,324	569,026
Accounts payable, accrued expenses and other liabilities	27,749	33,767
Distributions payable	2,456	2,448
Deferred revenue	9,008	8,449
Security deposits	458	456
Total liabilities	722,995	814,146

Noncontrolling interests in the Operating Partnership	45,086	45,394

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 92,902,133 and 92,654,979 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	929	927
Additional paid in capital	976,145	974,926
Accumulated other comprehensive loss	(1,056)	(874)
Accumulated deficit	(285,487)	(279,670)
Total U-Store-It Trust shareholders’ equity	690,531	695,309
Noncontrolling interest in subsidiaries	43,364	44,021
Total equity	733,895	739,330
Total liabilities and equity	$1,501,976	$1,598,870

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2010	2009

REVENUES
Rental income	$49,042	$51,243
Other property related income	4,081	3,690
Total revenues	53,123	54,933
OPERATING EXPENSES
Property operating expenses	22,973	23,613
Depreciation and amortization	16,378	17,825
General and administrative	5,868	5,476
Total operating expenses	45,219	46,914
OPERATING INCOME	7,904	8,019
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(10,051)	(11,353)
Loan procurement amortization expense	(1,539)	(483)
Interest income	535	43
Other	(41)	(12)
Total other expense	(11,096)	(11,805)

LOSS FROM CONTINUING OPERATIONS	(3,192)	(3,786)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	1,000
Net gain on disposition of discontinued operations	—	500
Total discontinued operations	—	1,500
NET LOSS	(3,192)	(2,286)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	178	177
Noncontrolling interest in subsidiaries	(461)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(3,475)	$(2,109)
Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.04)	$(0.06)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$—	$0.03
Basic and diluted loss per share attributable to common shareholders	$(0.04)	$(0.03)

Weighted-average basic and diluted shares outstanding	92,834	57,687
AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(3,475)	$(3,488)
Total discontinued operations	—	1,379
Net loss	$(3,475)	$(2,109)

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Three-Month Periods Ended March 31, 2010 and 2009

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated		Total	Noncontrolling		Interests in
	Common Shares		Paid in	Other Com-	Accumulated	Shareholders’	Interest in		the Operating
	Number	Amount	Capital	prehensive Loss	Deficit	Equity	Subsidiaries	Total Equity	Partnership

Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	45,394
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	19	19	—
Issuance of restricted shares	195	2	—	—	—	2	—	2	—
Exercise of stock options	52	—	180	—	—	180	—	180	—
Amortization of restricted shares	—	—	503	—	—	503	—	503	—
Share compensation expense	—	—	536	—	—	536	—	536
Net (loss) income	—	—	—	—	(3,475)	(3,475)	461	(3,014)	(178)
Other comprehensive loss:
Unrealized loss on foreign currency translation	—	—	—	(182)	—	(182)	(5)	(187)	(10)
Distributions	—	—	—	—	(2,342)	(2,342)	(1,132)	(3,474)	(120)
Balance at March 31, 2010	92,902	$929	$976,145	$(1,056)	$(285,487)	$690,531	$43,364	$733,895	45,086

			Additional	Accumulated		Total	Noncontrolling		Noncontrolling Interests in
	Common Shares		Paid in	Other Com-	Accumulated	Shareholders’	Interest in		the Operating
	Number	Amount	Capital	prehensive Loss	Deficit	Equity	Subsidiaries	Total Equity	Partnership
Balance at December 31, 2008	57,623	$576	$801,029	$(7,553)	$(271,124)	$522,928	$—	$522,928	46,026
Issuance of restricted shares	64	1	—	—	—	1	—	1	—
Amortization of restricted shares	—	—	415	—	—	415	—	415	—
Share compensation expense	—	—	443	—	—	443	—	443	—
Net loss	—	—	—	—	(2,109)	(2,109)	—	(2,109)	(177)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	—	1,005	—	1,005	—	1,005	89
Unrealized gain on foreign currency translation	—	—	—	246	—	246	—	246	22
Distributions	—	—	—	—	(1,456)	(1,456)	—	(1,456)	(127)
Balance at March 31, 2009	57,687	$577	$801,887	$(6,302)	$(274,689)	$521,473	$—	$521,473	45,833

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2010	2009

Operating Activities
Net loss	$(3,192)	$(2,286)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	17,917	19,219
Gain on disposition of discontinued operations	—	(500)
Equity compensation expense	1,039	858
Accretion of fair market value adjustment of debt	(113)	(116)
Changes in other operating accounts:
Other assets	668	1,475
Accounts payable and accrued expenses	(5,996)	(7,525)
Other liabilities	561	164
Net cash provided by operating activities	$10,884	$11,289

Investing Activities
Acquisitions, additions and improvements to storage facilities	(2,612)	(3,201)
Proceeds from sales of properties, net	—	2,852
Proceeds from repayment of notes receivable	17,580	—
Decrease (increase) in restricted cash	2,860	(27)
Net cash provided by (used in) investing activities	$17,828	$(376)

Financing Activities
Proceeds from:
Revolving credit facility	—	6,500
Principal payments on:
Revolving credit facility	—	(15,500)
Mortgage loans and notes payable	(85,390)	(2,508)
Exercise of stock options	180	—
Contributions from noncontrolling interests in subsidiaries	19	—
Distributions paid to shareholders	(2,331)	(1,445)
Distributions paid to noncontrolling interests in Operating Partnership	(122)	(127)
Distributions paid to noncontrolling interests in subsidiaries	(1,132)	—
Loan procurement costs	(1,180)	—
Net cash used in financing activities	$(89,956)	$(13,080)

Decrease in cash and cash equivalents	(61,244)	(2,167)

Cash and cash equivalents at beginning of period	102,768	3,744
Cash and cash equivalents at end of period	$41,524	$1,577

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$10,245	$11,335
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$—	$1,094
Foreign currency translation adjustment	$(197)	$268

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.  The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2010, owned a 95.1% interest in the Operating Partnership.  The Company manages its assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership.  In addition to the Management Company, the Company owns four subsidiaries that have elected to be treated as taxable REIT subsidiaries.  In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The results of operations for each of the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2010	2009
	(in thousands)
Land and improvements	$369,663	$369,842
Buildings and improvements	1,242,406	1,243,047
Equipment	128,238	157,452
Construction in progress	3,005	4,201
Total	1,743,312	1,774,542
Less accumulated depreciation	(326,935)	(344,009)
Storage facilities, net	$1,416,377	$1,430,533

As assets become fully depreciated, they are removed from their respective asset category. During the first quarter of 2010 and 2009, $33.4 million and $9.2 million of assets became fully depreciated, and were removed from storage facilities, respectively.

4.  SECURED CREDIT FACILITY

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “secured credit facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The secured credit facility is collateralized by mortgages on borrowing base properties as defined in the secured credit facility agreement.  At March 31, 2010, $200 million of secured term loan borrowings were outstanding under the secured credit facility.  At March 31, 2010, $250 million was available for borrowing under the secured revolving credit facility.  Borrowings under the secured credit facility bear interest at rates ranging from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%, depending on our leverage ratio.  At March 31, 2010, borrowings under the secured credit facility had a weighted average interest rate of 5.0% and the Company was in compliance with all financial covenants of the agreement.

The secured credit facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the unsecured credit facility were repaid in December 2009.

5.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and related notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loan	2010	2009	Interest Rate	Date
	(in thousands)
YSI 1	—	83,342	5.19%	May-10
YSI 4	6,041	6,065	5.25%	Jul-10
YSI 26	9,410	9,475	5.00%	Aug-10
YSI 25	7,943	7,975	5.00%	Oct-10
YSI 2	83,017	83,480	5.33%	Jan-11
YSI 12	1,509	1,520	5.97%	Sep-11
YSI 13	1,297	1,307	5.97%	Sep-11
YSI 6	77,054	77,370	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
USIFB	3,636	3,834	4.59%	Oct-12
YSI 14	1,799	1,812	5.97%	Jan-13
YSI 7	3,147	3,163	6.50%	Jun-13
YSI 8	1,798	1,808	6.50%	Jun-13
YSI 9	1,978	1,988	6.50%	Jun-13
YSI 17	4,215	4,246	6.32%	Jul-13
YSI 27	512	516	5.59%	Nov-13
YSI 30	7,504	7,567	5.59%	Nov-13
YSI 11	2,469	2,486	5.87%	Dec-13
YSI 5	3,259	3,281	5.25%	Jan-14
YSI 28	1,587	1,598	5.59%	Feb-14
YSI 34	14,916	14,955	8.00%	Jun-14
YSI 37	2,235	2,244	7.25%	Aug-14
YSI 40	2,565	2,581	7.25%	Aug-14
YSI 44	1,115	1,121	7.00%	Sep-14
YSI 41	3,952	3,976	6.60%	Sep-14
YSI 38	4,052	4,078	6.35%	Sep-14
YSI 45	5,505	5,527	6.75%	Oct-14
YSI 46	3,471	3,486	6.75%	Oct-14
YSI 43	2,981	2,994	6.50%	Nov-14
YSI 48	25,554	25,652	7.25%	Nov-14
YSI 50	2,365	2,380	6.75%	Dec-14
YSI 10	4,147	4,166	5.87%	Jan-15
YSI 15	1,909	1,920	6.41%	Jan-15
YSI 20	63,818	64,258	5.97%	Nov-15
YSI 31	13,835	13,891	6.75%	Jun-19	(a)
YSI 35	4,499	4,499	6.90%	Jul-19	(a)
YSI 32	6,135	6,160	6.75%	Jul-19	(a)
YSI 33	11,522	11,570	6.42%	Jul-19
YSI 42	3,243	3,263	6.88%	Aug-19	(a)
YSI 39	3,976	3,991	6.50%	Nov-19	(a)
YSI 47	3,236	3,250	6.63%	Jan-20	(a)
Unamortized fair value adjustment	118	231

Total mortgage loans and notes payable	$483,324	$569,026

(a)                  These borrowings have a fixed interest rate for the first five years of their respective term. At the end of the initial five years, the rate resets and remains constant over the remaining five years of the loan term.

The following table presents the future principal payments on outstanding mortgage loans and notes payable at March 31, 2010 (in thousands):

2010	$29,145
2011	90,544
2012	163,620
2013	26,240
2014	88,262
2015 and thereafter	85,395
Total mortgage payments	483,206
Plus: Fair value adjustment	118
Total mortgage indebtedness	$483,324

The Company currently intends to fund the remainder of its 2010 principal payment requirements with available cash and from cash provided by operating activities.  At March 31, 2010, the Company was in compliance with all financial covenants of the respective borrowings.

6.  DERIVATIVE FINANCIAL INSTRUMENTS

The Company’s use of derivative instruments has been limited to interest rate agreements or other instruments to manage interest rate risk exposures and not for speculative purposes.  The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions.  The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships.  The Company did not hedge credit or property value market risks.

The Company has entered into interest rate swap agreements that qualified and were designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.  Therefore, the interest rate swaps were recorded in the consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as Accumulated Other Comprehensive Loss.  These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portions of these contracts were recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item.  If management determines that a derivative is highly-effective as a hedge, the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations.  If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses in respect of the derivative.

The Company had no interest rate swaps outstanding at March 31, 2010.  All of the Company’s previously outstanding derivative financial instruments expired by November 20, 2009.

7.  FAIR VALUE MEASUREMENTS

In January 2008, the FASB issued a pronouncement regarding the methods to value financial assets and liabilities.  The Company adopted this pronouncement effective January 1, 2009.  As defined in the guidance, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at March 31, 2010 and December 31, 2009.  The Company has fixed interest rate loans with a carrying value of $483.3 million and $569.0 million at March 31, 2010 and December 31, 2009, respectively.  The estimated fair values of these fixed rate loans were $450.5 million and $530.7 million at March 31, 2010 and December 31, 2009, respectively.  The Company has a variable interest rate loan with a carrying value of $200.0 million at March 31, 2010 and December 31, 2009.  The estimated fair value of the variable interest rate loan was $200.0 million at March 31, 2010 and December 31, 2009.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at March 31, 2010 and December 31, 2009.

8.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

On August 13, 2009, the Company, through a wholly-owned affiliate, formed a joint venture (“HART”) with an affiliate of Heitman, LLC (“Heitman”) to own and operate 22 self-storage facilities, which are located throughout the United States.  Upon formation, Heitman contributed approximately $51 million of cash to a newly-formed limited partnership and the Company contributed certain unencumbered wholly-owned properties with an agreed upon value of approximately $102 million to such limited partnership.  In exchange for its contribution of those properties, the Company received a cash distribution from HART of approximately $51 million and retained a 50% interest in HART.  The Company is the managing partner of HART and the manager of the properties owned by HART, and receives a market rate management fee for its management services.

The Company determined that HART is a variable interest entity as defined by GAAP, and that it is the primary beneficiary.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheet.  Accordingly, the assets, liabilities and results of operations of HART are consolidated.  At March 31, 2010, HART had total assets of $92.1 million, including $90.4 million of storage facilities, net and total liabilities of $2.2 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company has a 97% interest in the Venture, and through a wholly-owned subsidiary and together with its joint venture partner, operations began at one facility in London, England during 2008.  The Company has determined that the Venture is a variable interest entity as defined by GAAP, and that it is the primary beneficiary.  Accordingly, the assets, liabilities and results of operations of the Venture are consolidated.  At March 31, 2010, the Venture had total assets of $7.8 million and total liabilities of $3.9 million including a mortgage loan of $3.6 million secured by storage facilities, net with a book value of $7.3 million.  At March 31, 2010, the Venture’s creditors had no recourse to the general credit of the Company.

Operating Partnership Ownership

The Company has followed the FASB guidance regarding the classification and measurement of redeemable securities.  Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity.  This classification results in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the redemption by delivery of its own shares, the Company considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether the Company controls the actions or events necessary to presume share settlement.  The guidance also requires that noncontrolling interests be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.9% of all outstanding Partnership units as of March 31, 2010 and December 31, 2009.  The interests in the Operating Partnership represented by these units were a component of the consideration that the Company paid to acquire certain self-storage facilities.  The holders of the units are limited partners in the Operating Partnership and have the right to require the Operating Partnership to redeem part or all of their units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain circumstances that could result in a settlement outside the control of the Company.  Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.

The amount of the Company’s common shares when calculated for the purposes of unit redemption will be equal to the average of the closing price of the Company’s common shares on the New York Stock Exchange for the 10 trading days before the date the Company receives the redemption notice.  At March 31, 2010 and December 31, 2009, 4,809,636 units were outstanding, and as of March 31, 2010 and December 31, 2009, the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s share price was approximately $35.7 million and $35.4 million, respectively.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of March 31, 2010 and December 31, 2009 because the carrying cost exceeded the estimated redemption value.

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee).  Pursuant to these lease agreements, we rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by us to Amsdell and Amsdell under these lease agreements for each of the three months ended March 31, 2010 and March 31, 2009 was approximately $0.1 million.  We vacated the office space owned by Amsdell and Amsdell in 2007, but remain obligated under certain of the lease agreements through 2014.  Subsequently, we entered into a sublease agreement for the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of March 31, 2010 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2010	$356	$236
2011	475	314
2012	475	314
2013	499	314
2014	499	315
	$2,304	$1,493

10.  DISCONTINUED OPERATIONS

There were no property sales during the three months ended March 31, 2010.  For the three months ended March 31, 2009, income from discontinued operations relates to 20 properties that the Company sold during 2009.  Net gain on disposition of discontinued operations relates to gains recognized on property sales completed during the three months ended March 31, 2009.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three months ended March 31, 2009 (in thousands):

Three Months Ended
March 31, 2009
REVENUES
Rental income	$2,708
Other property related income	178
Total revenues	2,886

OPERATING EXPENSES
Property operating expenses	926
Depreciation	960
Total operating expenses	1,886

INCOME FROM DISCONTINUED OPERATIONS	1,000

Net gain on disposition of discontinued operations	500
Income from discontinued operations	$1,500

11.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2010	2009
	(in thousands)

NET LOSS	$(3,192)	$(2,286)
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	—	1,094
Unrealized gain (loss) on foreign currency translation	(197)	268
COMPREHENSIVE LOSS	$(3,389)	$(924)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a complete discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A — Risk Factors, in our subsequent quarterly reports.

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities.  The Company has elected to be taxed as a REIT for federal tax purposes.  As of March 31, 2010 and December 31, 2009, the Company owned 367 self-storage facilities, totaling approximately 23.7 million rentable square feet.

The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  We believe that our decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control, allows us to respond quickly and effectively to changes in local market conditions, increasing rents where appropriate, while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.

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

In the future, the Company intends to focus on internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable operating segment: we own, operate, develop, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 18%, 16%, 10% and 8%, respectively, of total revenues for the three months ended March 31, 2010.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be impairment.  The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets.  An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  No impairment was recorded for the three months ended March 31, 2010 and 2009.

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

The FASB issued authoritative guidance on accounting for transfers of financial assets in June 2009, which was adopted on a prospective basis beginning January 1, 2010.  The guidance requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets.  It also eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

The FASB issued authoritative guidance on how a company determines when an entity should be consolidated in June 2009, which was adopted on a prospective basis beginning January 1, 2010.  The guidance clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance.  The guidance requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity.  It also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement.  The application did not have an impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the unaudited consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At March 31, 2010 and 2009, the Company owned 367 and 386 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of self-storage facilities from January 1, 2009 through March 31, 2010:

Self-Storage Facilities
Balance - January 1, 2009	387
Facilities acquired	—
Facilities sold	(20)
Balance - December 31, 2009	367
Facilities acquired	—
Facilities sold	—
Balance - March 31, 2010	367

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

The following table and subsequent discussion provides information pertaining to our portfolio for the three months ended March 31, 2010 and 2009.  The Company considers its same-store portfolio to consist of only those facilities owned, and operated on a stabilized basis, at the beginning and at the end of the applicable periods presented.  Same-store results are considered to be useful to investors in evaluating our performance as they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.

					Properties		Other/
	Same Store Property Portfolio				Acquired		Eliminations		Total Portfolio
					(dolloars in thousands)
			Increase/	%							Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$48,717	$50,790	$(2,073)	-4%	$281	$453	$44	$—	$49,042	$51,243	$(2,201)	-4%
Other property related income	3,941	3,621	320	9%	140	69	—	—	4,081	3,690	391	11%
Total revenues	52,658	54,411	(1,753)	-3%	421	522	44	—	53,123	54,933	(1,810)	-3%

OPERATING EXPENSES:
Property operating expenses	20,974	21,548	(574)	-3%	301	318	1,698	1,747	22,973	23,613	(640)	-3%
NET OPERATING INCOME:	31,684	32,863	(1,179)	-4%	120	204	(1,654)	(1,747)	30,150	31,320	(1,170)	-4%

Depreciation and amortization									16,378	17,825	(1,447)	-8%
General and administrative									5,868	5,476	392	7%
Subtotal									22,246	23,301	(1,055)	-5%
Operating income									7,904	8,019	(115)	-1%

Other Income (Expense):
Interest:
Interest expense on loans									(10,051)	(11,353)	1,302	-11%
Loan procurement amortization expense									(1,539)	(483)	(1,056)	219%
Interest income									535	43	492	1144%
Other									(41)	(12)	(29)	242%
Total other expense									(11,096)	(11,805)	709	-6%

LOSS FROM CONTINUING OPERATIONS									(3,192)	(3,786)	594	-16%

DISCONTINUED OPERATIONS
Income from discontinued operations									—	1,000	(1,000)	-100%
Net gain on disposition of discontinued operations									—	500	(500)	-100%
Total discontinued operations									—	1,500	(1,500)	-100%
NET LOSS									(3,192)	(2,286)	$(906)	40%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									178	177	1	1%
Noncontrolling interests in subsidiaries									(461)	—	(461)	-100%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(3,475)	$(2,109)	$(1,366)	65%

Total Portfolio

Total Revenues

Rental income decreased from $51.2 million for the three months ended March 31, 2009 to $49.0 million for the three months ended March 31, 2010, a decrease of $2.2 million, or 4%.  This decrease is primarily attributable to a decrease of rental income from the same-store properties of $2.1 million due to decreased occupancy levels during 2010 as compared to 2009.

Other property related income increased from $3.7 million for the three months ended March 31, 2009 to $4.1 million for the three months ended March 31, 2010, an increase of $0.4 million, or 11%.  This increase is primarily attributable to increased tenant insurance commissions and fee revenue of $0.4 million across the portfolio of storage facilities during the first quarter 2010 as compared to the first quarter 2009.

Total Operating Expenses

Property operating expenses decreased from $23.6 million for the three months ended March 31, 2009 to $23.0 million for the three months ended March 31, 2010, a decrease of $0.6 million, or 3%.  The decrease is primarily attributable to a $0.6 million decrease in marketing expenses during the 2010 period as compared to the 2009 period.

Depreciation and amortization decreased from $17.8 million for the three months ended March 31, 2009 to $16.4 million for the three months ended March 31, 2010, a decrease of $1.4 million, or 8%.  This decrease is primarily attributable to depreciation expense recognized in the 2009 period related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in the 2010 period.

Total Other Expenses

Interest expense decreased from $11.4 million for the three months ended March 31, 2009 to $10.1 million for the three months ended March 31, 2010, a decrease of $1.3 million, or 11%.  The decrease is attributable to the payoff of the $83.3 million YSI 1 loan during the first quarter of 2010 and lower outstanding borrowings on the credit facility during the 2010 period as compared to the 2009 period resulting in an overall decrease in interest expense.

Discontinued Operations

Income from discontinued operations decreased from $1.0 million for the three months ended March 31, 2009 to no such income for the three months ended March 31, 2010.  The income from discontinued operations in 2009 represents the income during the three months ended March 31, 2009, from properties sold throughout 2009.  Net gains on disposition of discontinued operations decreased from $0.5 million for the three months ended March 31, 2009 to no such gains for the three months ended March 31, 2010 as a result of the sale of one asset during the three months ended March 31, 2009 compared to no asset sales during the 2010 period.

Same-Store Property Portfolio

Same-store revenues decreased from $54.4 million for the three months ended March 31, 2009 to $52.7 million for the three months ended March 31, 2010, a decrease of $1.7 million, or 3%, primarily attributable to a 2% decrease in average occupancy rates and a 2% decrease in realized annual rent per occupied square foot on the same-store portfolio in the 2010 period as compared to the 2009 period.  Same-store property operating expenses decreased from $21.5 million for the three months ended March 31, 2009 to $21.0 million for the three months ended March 31, 2010, a decrease of $0.5 million or 3%.  The decrease is primarily attributable to a decrease of $0.4 million in advertising expenses.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

•         It is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization expense, which can vary depending upon accounting methods and the book value of assets; and

•         It helps our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

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

Cash Flows

Comparison of the three months ended March 31, 2010 to the three months ended March 31, 2009

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2010 and 2009 is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009	Change
Net cash flow provided by (used in):
Operating activities	$10,884	$11,289	$(405)
Investing activities	$17,828	$(376)	$18,204
Financing activities	$(89,956)	$(13,080)	$(76,876)

Cash flows provided by operating activities for the three months ended March 31, 2010 and 2009 were $10.9 million and $11.3 million, respectively, reflecting a decrease of $0.4 million.  The decrease primarily relates to reduced levels of net operating income during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 of $1.2 million and a $0.8 million decrease in the change in other assets during the 2010 period as compared to the 2009 period, offset by a $1.5 million increase in the change in accounts payable and accrued expenses during the 2010 period as compared to the 2009 period as a result of the timing of certain payments.

Cash used in or provided by investing activities changed from a use of $0.4 million in 2009 to proceeds of $17.8 million in 2010, a change of $18.2 million.  The change primarily relates to cash receipts of $17.5 million related to proceeds in 2010 from the repayment of a note receivable that originated in conjunction with an asset disposition during 2009.

Cash used in financing activities increased from $13.1 million to $90.0 million during the three months ended March 31, 2009 and 2010, respectively.  The increase relates primarily to increased net debt payoffs of $73.9 million, including the payoff of the $83.3 million YSI 1 loan with cash on hand, an increase of $1.2 million in loan procurement costs related to the origination of the new secured credit facility in 2009, and increased distributions paid to shareholders and non-controlling interests of $2.0 million during the first quarter of 2010 as compared to the first quarter of 2009 due to additional outstanding shares during the 2010 period as a result of equity offered during 2009.

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

Our short term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These liquidity needs will vary from year to year, in some cases significantly.  We expect recurring capital expenditures remaining in the 2010 fiscal year to be approximately $6 million to $8 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and secured term loans, are approximately $29.1 million during the remainder of 2010 and $90.5 million in 2011.

Our most restrictive debt covenants limit the amount of additional leverage that we can incur; however, we believe the sources of capital described above will allow us to execute our current business plan and remain in compliance with our debt covenants.

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

Notwithstanding the discussion above, we believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity.  However, we cannot provide any assurance that this will be the case.  Our ability to incur additional debt is dependent on a number of factors, including our degree of leverage, the value of our assets and borrowing restrictions that may be imposed by lenders.  In addition, dislocations in the United States debt markets may significantly reduce the availability and increase the cost of long term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the future.  Our ability to access the equity capital markets is also dependent on a number of factors, including general market conditions for REITs and market perceptions about us.

Current and Expected Sources of Cash Excluding Credit Facility

As of March 31, 2010, we had approximately $41.5 million in available cash and cash equivalents.  In addition, we had approximately $250.0 million of availability for borrowings under our secured revolving credit facility.

Bank Credit Facilities

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “secured credit facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The secured credit facility is secured by mortgages on borrowing base properties.  At March 31, 2010, $200 million of secured term loan borrowings were outstanding under the secured credit facility.  At March 31, 2010, approximately $250 million was available for borrowing under the secured revolving credit facility.  Borrowings under the secured credit facility bear interest at rates ranging from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%, depending on our leverage ratio.  At March 31, 2010, borrowings under the secured credit facility had a weighted average interest rate of 5.0% and the Company was in compliance with all financial covenants of the agreement.

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

We are currently in compliance with all of our covenants and anticipate being in compliance with all of our covenants through the duration of the term of the credit facility and secured term loan.

The secured credit facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, and consisted of $200 million in an unsecured term loan and $250 million in unsecured revolving loans.  Outstanding balances under of the unsecured credit facility were repaid in December 2009.  Borrowings under the unsecured credit facility bore interest, at our option, at either an alternative base rate or a Eurodollar rate, in each case, plus an applicable margin based on our leverage ratio or our credit rating.  The alternative base interest rate was a fluctuating rate equal to the higher of the prime rate or the sum of the federal funds effective rate plus 50 basis points.  The applicable margin for the alternative base rate varied from 0.00% to 0.50% depending on our leverage ratio.

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

Our financial instruments consist of both fixed and variable rate debt.  As of March 31, 2010, our consolidated debt consisted of $483.3 million in fixed rate loans payable and $200.0 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the fair value of these financial instruments is referred to as the financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the financial instrument position.

If market rates of interest on our variable rate debt, excluding the effect of interest rate swap derivatives, increase or decrease by 1%, the change in annual interest expense on our variable rate debt would not change future earnings and cash flows, as a 1% increase in LIBOR would not exceed the minimum LIBOR rate of 1.5% used to calculate interest expense in accordance with the secured credit facility.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $11.8 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $12.3 million.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three month period ended March 31, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1- January 31	24,959	$6.96	N/A	3,000,000
February 1- February 28	2,793	$6.69	N/A	3,000,000
March 1- March 31	1,197	$7.49	N/A	3,000,000

Total	28,949			3,000,000

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

U-STORE-IT TRUST
(Registrant)

Date: May 7, 2010	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2010	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)