Form 10-Q
period 2010-06-30
U-Store-It Trust
filed 2010-08-06
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 2, 2010
common shares, $.01 par value	93,642,380

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Storage facilities	$1,739,617	$1,774,542
Less: Accumulated depreciation	(336,392)	(344,009)
Storage facilities, net	1,403,225	1,430,533
Cash and cash equivalents	31,877	102,768
Restricted cash	13,961	16,381
Loan procurement costs, net of amortization	16,458	18,366
Notes receivable	256	20,112
Other assets, net	19,257	10,710
Total assets	$1,485,034	$1,598,870

LIABILITIES AND EQUITY

Secured term loan	$200,000	$200,000
Mortgage loans and notes payable	465,854	569,026
Accounts payable, accrued expenses and other liabilities	35,400	33,767
Distributions payable	2,435	2,448
Deferred revenue	8,932	8,449
Security deposits	428	456
Total liabilities	713,049	814,146

Noncontrolling interests in the Operating Partnership	44,731	45,394

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 92,958,089 and 92,654,979 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	930	927
Additional paid in capital	977,211	974,926
Accumulated other comprehensive loss	(1,104)	(874)
Accumulated deficit	(292,350)	(279,670)
Total U-Store-It Trust shareholders’ equity	684,687	695,309
Noncontrolling interest in subsidiaries	42,567	44,021
Total equity	727,254	739,330
Total liabilities and equity	$1,485,034	$1,598,870

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

REVENUES
Rental income	$49,465	$49,807	$98,461	$101,052
Other property related income	4,702	4,480	8,780	8,170
Property management fee income	590	—	634	—
Total revenues	54,757	54,287	107,875	109,222
OPERATING EXPENSES
Property operating expenses	24,421	24,920	47,390	48,568
Depreciation and amortization	16,363	17,756	32,741	35,583
General and administrative	6,844	5,628	12,711	11,102
Total operating expenses	47,628	48,304	92,842	95,253
OPERATING INCOME	7,129	5,983	15,033	13,969
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(9,625)	(11,473)	(19,676)	(22,826)
Loan procurement amortization expense	(1,620)	(545)	(3,159)	(1,028)
Interest income	62	55	597	100
Acquisition related costs	(300)	—	(300)	—
Other	(35)	(1)	(76)	(13)
Total other expense	(11,518)	(11,964)	(22,614)	(23,767)

LOSS FROM CONTINUING OPERATIONS	(4,389)	(5,981)	(7,581)	(9,798)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	775	—	1,804
Net gain on disposition of discontinued operations	—	2,120	—	2,622
Total discontinued operations	—	2,895	—	4,426
NET LOSS	(4,389)	(3,086)	(7,581)	(5,372)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	233	242	411	419
Noncontrolling interest in subsidiaries	(365)	—	(826)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(4,521)	$(2,844)	$(7,996)	$(4,953)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.05)	$(0.09)	$(0.09)	$(0.16)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$—	$0.04	$—	$0.07
Basic and diluted loss per share attributable to common shareholders	$(0.05)	$(0.05)	$(0.09)	$(0.09)

Weighted-average basic and diluted shares outstanding	92,925	58,165	92,880	57,928

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(4,521)	$(5,507)	$(7,996)	$(9,020)
Total discontinued operations	—	2,663	—	4,067
Net loss	$(4,521)	$(2,844)	$(7,996)	$(4,953)

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Six-Month Periods Ended June 30, 2010 and 2009

(in thousands)

(unaudited)

									Noncontrolling
	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	16	16	—
Issuance of restricted shares	201	2	—	—	—	2	—	2	—
Issuance of common shares	46	—	371	—	—	371	—	371	—
Exercise of stock options	52	1	180	—	—	181	—	181	—
Conversion from units to shares	4	—	—	—	—	—	—	—	—
Amortization of restricted shares	—	—	753	—	—	753	—	753	—
Share compensation expense	—	—	981	—	—	981	—	981	—
Net (loss) income	—	—	—	—	(7,996)	(7,996)	826	(7,170)	(411)
Other comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	(230)	—	(230)	(7)	(237)	(12)
Distributions	—	—	—	—	(4,684)	(4,684)	(2,289)	(6,973)	(240)
Balance at June 30, 2010	92,958	$930	$977,211	$(1,104)	$(292,350)	$684,687	$42,567	$727,254	$44,731

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2008	57,623	$576	$801,029	$(7,553)	$(271,124)	$522,928	$—	$522,928	$46,026
Issuance of restricted shares	84	1	—	—	—	1	—	1	—
Issuance of common shares	2,431	24	9,503	—	—	9,527	—	9,527	—
Amortization of restricted shares	—	—	825	—	—	825	—	825	—
Share compensation expense	—	—	890	—	—	890	—	890	—
Net loss	—	—	—	—	(4,953)	(4,953)	—	(4,953)	(419)
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	—	2,680	—	2,680	—	2,680	235
Unrealized gain on foreign currency translation	—	—	—	708	—	708	—	708	61
Distributions	—	—	—	—	(2,970)	(2,970)	—	(2,970)	(254)
Balance at June 30, 2009	60,138	$601	$812,247	$(4,165)	$(279,047)	$529,636	$—	$529,636	$45,649

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2010	2009

Operating Activities
Net loss	$(7,581)	$(5,372)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	35,880	38,503
Gain on disposition of discontinued operations	—	(2,622)
Equity compensation expense	1,734	1,714
Accretion of fair market value adjustment of debt	(187)	(233)
Changes in other operating accounts:
Other assets	(2,681)	(1,257)
Accounts payable and accrued expenses	(182)	(3,374)
Other liabilities	455	(197)
Net cash provided by operating activities	$27,438	$27,162

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(9,944)	$(8,339)
Proceeds from sales of properties, net	—	11,180
Proceeds from repayment of notes receivable	19,856	—
Decrease (increase) in restricted cash	2,420	(2,581)
Net cash provided by investing activities	$12,332	$260

Financing Activities
Proceeds from:
Revolving credit facility	$—	$9,500
Mortgage loans and notes payable	—	51,900
Principal payments on:
Revolving credit facility	—	(77,500)
Secured term loans	—	(10,972)
Mortgage loans and notes payable	(102,753)	(6,570)
Proceeds from issuance of common shares, net	371	9,530
Exercise of stock options	181	—
Contributions from noncontrolling interests in subsidiaries	16	—
Distributions paid to shareholders	(4,694)	(2,900)
Distributions paid to noncontrolling interests in Operating Partnership	(242)	(254)
Distributions paid to noncontrolling interests in subsidiaries	(2,289)	—
Loan procurement costs	(1,251)	(2,243)
Net cash used in financing activities	$(110,661)	$(29,509)

Decrease in cash and cash equivalents	(70,891)	(2,087)

Cash and cash equivalents at beginning of period	102,768	3,744
Cash and cash equivalents at end of period	$31,877	$1,657

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$19,940	$22,700
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$1,849	$—
Derivative valuation adjustment	$—	$2,915
Foreign currency translation adjustment	$(249)	$769

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, active in acquiring, developing, managing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, manage and acquire self-storage facilities.  The Company owns substantially all of its assets through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2010, owned a 95.1% interest in the Operating Partnership.  The Company manages its owned assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership, and manages its managed assets through Storage Asset Management, LLC.  The Company owns four subsidiaries that have elected to be treated as taxable REIT subsidiaries.  In general, a taxable REIT subsidiary may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The results of operations for each of the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2010	2009
	(in thousands)

Land and improvements	$369,656	$369,842
Buildings and improvements	1,244,579	1,243,047
Equipment	122,745	157,452
Construction in progress	2,637	4,201
Total	1,739,617	1,774,542
Less accumulated depreciation	(336,392)	(344,009)
Storage facilities, net	$1,403,225	$1,430,533

As assets become fully depreciated, they are removed from their respective asset category.  During the six months ended June 30, 2010 and 2009, $40.3 million and $27.7 million of assets became fully depreciated, and were removed from storage facilities, respectively.

4.  ACQUISITIONS

The Company entered into an acquisition accounted for as a business combination of 85 management contracts from United Stor-All Management, LLC (“United Stor-All”) on April 28, 2010.  The 85 contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which include the intangible value related to the management contracts and are included in other assets, net on the Company’s consolidated balance sheet.  The Company’s estimation of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration.  The Company will account for the contingent consideration liability by recording the changes in fair value of the liability recorded in earnings.  The Company has recognized $0.2 million of amortization during the three months ended June 30, 2010.  The Company expensed $0.3 million in transition related costs that are included in acquisition related costs on the Company’s consolidated statement of operations.  The estimated life of the intangible value of the management contracts is 56 months and the estimated remaining amortization expense that will be recognized during 2010 is $0.6 million.

5.  SECURED CREDIT FACILITY

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “secured credit facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The secured credit facility is collateralized by mortgages on borrowing base properties as defined in the secured credit facility agreement.  At June 30, 2010, $200 million of secured term loan borrowings were outstanding under the secured credit facility.  At June 30, 2010, $250 million was available for borrowing under the secured revolving credit facility.  Borrowings under the secured credit facility bear interest at rates ranging from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%, depending on the Company’s leverage ratio.  At June 30, 2010, borrowings under the secured credit facility had a weighted average interest rate of 5.0% and the Company was in compliance with all covenants of the agreement.

The secured credit facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the unsecured credit facility were repaid in December 2009.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and related notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loan	2010	2009	Interest Rate	Date
	(in thousands)
YSI 1	$—	$83,342	5.19%	May-10
YSI 4	—	6,065	5.25%	Jul-10
YSI 26	—	9,475	5.00%	Aug-10
YSI 25	7,912	7,975	5.00%	Oct-10
USIFB	3,603	3,834	4.59%	Dec-10
YSI 2	82,572	83,480	5.33%	Jan-11
YSI 12	1,499	1,520	5.97%	Sep-11
YSI 13	1,288	1,307	5.97%	Sep-11
YSI 6	76,755	77,370	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,786	1,812	5.97%	Jan-13
YSI 7	3,132	3,163	6.50%	Jun-13
YSI 8	1,790	1,808	6.50%	Jun-13
YSI 9	1,968	1,988	6.50%	Jun-13
YSI 17	4,184	4,246	6.32%	Jul-13
YSI 27	507	516	5.59%	Nov-13
YSI 30	7,443	7,567	5.59%	Nov-13
YSI 11	2,453	2,486	5.87%	Dec-13
YSI 5	3,238	3,281	5.25%	Jan-14
YSI 28	1,576	1,598	5.59%	Feb-14
YSI 34	14,889	14,955	8.00%	Jun-14
YSI 37	2,227	2,244	7.25%	Aug-14
YSI 40	2,551	2,581	7.25%	Aug-14
YSI 44	1,108	1,121	7.00%	Sep-14
YSI 41	3,928	3,976	6.60%	Sep-14
YSI 38	4,026	4,078	6.35%	Sep-14
YSI 45	5,485	5,527	6.75%	Oct-14
YSI 46	3,458	3,486	6.75%	Oct-14
YSI 43	2,957	2,994	6.50%	Nov-14
YSI 48	25,465	25,652	7.25%	Nov-14
YSI 50	2,351	2,380	6.75%	Dec-14
YSI 10	4,128	4,166	5.87%	Jan-15
YSI 15	1,899	1,920	6.41%	Jan-15
YSI 20	63,372	64,258	5.97%	Nov-15
YSI 31	13,777	13,891	6.75%	Jun-19	(a)
YSI 35	4,499	4,499	6.90%	Jul-19	(a)
YSI 32	6,110	6,160	6.75%	Jul-19	(a)
YSI 33	11,472	11,570	6.42%	Jul-19
YSI 42	3,224	3,263	6.88%	Aug-19	(a)
YSI 39	3,961	3,991	6.50%	Nov-19	(a)
YSI 47	3,217	3,250	6.63%	Jan-20	(a)
Unamortized fair value adjustment	44	231

Total mortgage loans and notes payable	$465,854	$569,026

(a)                  These borrowings have a fixed interest rate for the first five years of their respective term.  At the end of the initial five years, the rate resets and remains constant over the remaining five years of the loan term.

The following table presents the future principal payments on outstanding mortgage loans and notes payable at June 30, 2010 (in thousands):

2010	$15,393
2011	90,544
2012	159,984
2013	26,240
2014	88,261
2015 and thereafter	85,388
Total mortgage payments	465,810
Plus: Fair value adjustment	44
Total mortgage indebtedness	$465,854

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

The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at June 30, 2010 and December 31, 2009.  At June 30, 2010 and December 31, 2009, the Company had fixed interest rate loans with a carrying value of $465.9 million and $569.0 million, respectively.  The estimated fair values of these fixed rate loans were $445.7 million and $530.7 million at June 30, 2010 and December 31, 2009, respectively.  The Company has a variable interest rate loan with a carrying value of $200.0 million at June 30, 2010 and December 31, 2009, the fair value of which estimates its carrying value.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at June 30, 2010 and December 31, 2009.

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

The Company determined that HART is a variable interest entity under GAAP, and that it is the primary beneficiary.  Accordingly, the assets, liabilities, and results of operations of HART are consolidated.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheet.  At June 30, 2010, HART had total assets of $91.5 million, including $89.5 million of storage facilities, net and total liabilities of $2.3 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at one facility in London, England during 2008.  The Company determined that the Venture is a variable interest entity under GAAP, and that it is the primary beneficiary.  Accordingly, the assets, liabilities and results of operations of the Venture are consolidated.  At June 30, 2010, the Venture had total assets of $7.5 million and total liabilities of $3.8 million including a mortgage loan of $3.6 million secured by storage facilities, net with a book value of $7.2 million.  At June 30, 2010, the Venture’s creditors had no recourse to the general credit of the Company.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.9% of all outstanding Partnership units as of June 30, 2010 and December 31, 2009.  The interests in the Operating Partnership represented by these units were a component of the consideration that the Company paid to acquire certain self-storage facilities.  The holders of the units are limited partners in the Operating Partnership and have the right to require the Operating Partnership to redeem part or all of their units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain circumstances that could result in a settlement outside the control of the Company.

Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss attributable to the Company in the consolidated statements of operations.

The per unit cash redemption amount would equal the average of the closing prices of the common shares of the New York Stock Exchange for the 10 trading days ending prior to the Company’s receipt of the redemption notice.  At June 30, 2010 and December 31, 2009, 4,806,136 and 4,809,636 units were outstanding, respectively, and the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s share price was approximately $37.8 million and $35.4 million, respectively.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of June 30, 2010 and December 31, 2009 because the carrying cost exceeded the estimated redemption value.

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements provide that the Operating Partnership reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended June 30, 2010 and June 30, 2009 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the six months ended June 30, 2010 and June 30, 2009 was approximately $0.2 million.  We vacated the office space owned by Amsdell and Amsdell in 2007, but remain obligated under certain of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of June 30, 2010 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2010	$227	$139
2011	475	278
2012	475	278
2013	499	278
2014	499	278
	$2,175	$1,251

10.  DISCONTINUED OPERATIONS

There were no property sales during the six months ended June 30, 2010.  For the three months ended June 30, 2009, income from discontinued operations relates to 19 properties that the Company sold during 2009.  For the six months ended June 30, 2009, income from discontinued operations relates to 20 properties that the Company sold during 2009.  Net gain on disposition of discontinued operations relates to gains recognized on property sales completed during the three and six months ended June 30, 2009.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and six months ended June 30, 2009 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

REVENUES
Rental income	$2,584	$5,292
Other property related income	211	391
Total revenues	2,795	5,683

OPERATING EXPENSES
Property operating expenses	1,088	1,987
Depreciation	932	1,892
Total operating expenses	2,020	3,879

INCOME FROM DISCONTINUED OPERATIONS	775	1,804

Net gain on disposition of discontinued operations	2,120	2,622
Income from discontinued operations	$2,895	$4,426

11.  PRO FORMA FINANCIAL INFORMATION

During 2010, the Company entered into an acquisition accounted for as a business combination of 85 management contracts from United Stor-All (see note 4).

The consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to the acquisition as if it had occurred at the beginning of each period presented.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the six months ended June 30, 2010 and 2009 based on the assumptions described above:

	Six Months Ended June 30,
	2010	2009
	(in thousands, except per share data)

Pro forma revenue	$109,046	$110,979
Pro forma net loss	$(8,158)	$(4,981)
Net loss per common share
Basic and diluted - as reported	$(0.09)	$(0.16)
Basic and diluted - as pro forma	$(0.09)	$(0.16)

12.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
NET LOSS	$(4,389)	$(3,086)	$(7,581)	$(5,372)
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	—	1,821	—	2,915
Unrealized gain (loss) on foreign currency translation	(52)	501	(249)	769
COMPREHENSIVE LOSS	$(4,441)	$(764)	$(7,830)	$(1,688)

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Company has elected to be taxed as a REIT for federal tax purposes.  As of June 30, 2010 and December 31, 2009, the Company owned 367 self-storage facilities that contain approximately 23.7 million rentable square feet.  In addition, as of June 30, 2010, the Company managed 114 properties for third parties bringing the total number of properties which it owned and/or managed to 481.

The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases, and, to a lesser extent, from the management of properties owned by third parties.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  We believe that our decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control, allows us to respond quickly and effectively to changes in local market conditions, increasing rents where appropriate, while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.

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

The Company has one reportable operating segment: we own, operate, develop, manage, and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of total revenues for the three and six month periods ended June 30, 2010.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be impairment.  The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets.  An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  No impairment was recorded for the periods ended June 30, 2010 and 2009.

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

Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  Noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  On the consolidated statements of operations, revenues, expenses and net income or loss related to these noncontrolling interests is excluded from net income or loss attributable to the Company.  Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.

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

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2010 and 2009, the Company owned 367 and 384 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2009 through June 30, 2010:

Self-Storage Facilities

Balance - January 1, 2009	387
Facilities acquired	—
Facilities sold	(20)
Balance - December 31, 2009	367
Facilities acquired	—
Facilities sold	—
Balance - June 30, 2010	367

Comparison of the three months ended June 30, 2010 to the three months ended June 30, 2009

The following table and subsequent discussion provides information pertaining to our portfolio for the three months ended June 30, 2010 and 2009.  The Company considers its same-store portfolio to consist of only those facilities owned, and operated on a stabilized basis, at the beginning and at the end of the applicable periods presented.  Same-store results are considered to be useful to investors in evaluating our performance as they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.

					Non Same-Store		Other/
	Same Store Property Portfolio				Properties		Eliminations		Total Portfolio
	(dolloars in thousands)
			Increase/	%							Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$49,269	$49,672	$(403)	-1%	$296	$135	$(100)	$—	$49,465	$49,807	$(342)	-1%
Other property related income	4,467	4,393	74	2%	235	87	—	—	4,702	4,480	222	5%
Property management fee income	—	—	—	0%	—	—	590	—	590	—	590	100%
Total revenues	53,736	54,065	(329)	-1%	531	222	490	—	54,757	54,287	470	1%
OPERATING EXPENSES:
Property operating expenses	21,838	22,834	(996)	-4%	463	101	2,120	1,985	24,421	24,920	(499)	-2%
NET OPERATING INCOME:	31,898	31,231	667	2%	68	121	(1,630)	(1,985)	30,336	29,367	969	3%

Depreciation and amortization									16,363	17,756	(1,393)	-8%
General and administrative									6,844	5,628	1,216	22%
Subtotal									23,207	23,384	(177)	-1%
Operating income									7,129	5,983	1,146	19%

Other Income (Expense):
Interest:
Interest expense on loans									(9,625)	(11,473)	1,848	-16%
Loan procurement amortization expense									(1,620)	(545)	(1,075)	197%
Interest income									62	55	7	13%
Acquisition related costs									(300)	—	(300)	-100%
Other									(35)	(1)	(34)	3400%
Total other expense									(11,518)	(11,964)	446	-4%

LOSS FROM CONTINUING OPERATIONS									(4,389)	(5,981)	1,592	-27%
DISCONTINUED OPERATIONS
Income from discontinued operations									—	775	(775)	-100%
Net gain on disposition of discontinued operations									—	2,120	(2,120)	-100%
Total discontinued operations									—	2,895	(2,895)	-100%
NET LOSS									$(4,389)	$(3,086)	$(1,303)	42%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									233	242	(9)	-4%
Noncontrolling interests in subsidiaries									(365)	—	(365)	-100%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(4,521)	$(2,844)	$(1,677)	59%

Total Portfolio

Total Revenues

Rental income decreased from $49.8 million for the three months ended June 30, 2009 to $49.5 million for the three months ended June 30, 2010, a decrease of $0.3 million.  This decrease is primarily attributable to a decrease of rental income from the same-store properties of $0.4 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2010, offset by an increase in rental income of $0.1 million from assets that do not meet the same-store criteria

Other property related income increased from $4.5 million for the three months ended June 30, 2009 to $4.7 million for the three months ended June 30, 2010, an increase of $0.2 million, or 5%.  This increase is primarily attributable to increased tenant insurance commissions and convenience fee income across the portfolio of storage facilities during the second quarter 2010 as compared to the second quarter 2009.

Property management fee income increased to $0.6 million for the three months ended June 30, 2010 from no such income for the three months ended June 30, 2009, an increase of $0.6 million, or 100%. This increase is primarily attributable to a $0.6 million increase in management fees related to the Company’s managed properties.

Total Operating Expenses

Property operating expenses decreased from $24.9 million for the three months ended June 30, 2009 to $24.4 million for the three months ended June 30, 2010, a decrease of $0.5 million, or 2%.  This decrease is primarily attributable to a $1.1 million decrease in real estate tax expense, offset by an increase in other property related expense of $0.5 million during the 2010 period as compared to the 2009 period.

Depreciation and amortization decreased from $17.8 million for the three months ended June 30, 2009 to $16.4 million for the three months ended June 30, 2010, a decrease of $1.4 million, or 8%.  This decrease is primarily attributable to depreciation expense recognized in the 2009 period related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in the 2010 period.

General and administrative expenses increased from $5.6 million for the three months ended June 30, 2009 to $6.8 million for the three months ended June 30, 2010, an increase of $1.2 million, or 22%.  This increase is primarily attributable to $1.0 million in professional fee and contract related costs during the 2010 period that the Company did not incur during the 2009 period, and a $0.2 million increase in legal expenses incurred during 2010 as compared to 2009.

Total Other Expenses

Interest expense decreased from $11.5 million for the three months ended June 30, 2009 to $9.6 million for the three months ended June 30, 2010, a decrease of $1.9 million, or 16%.  The decrease is attributable to the payoffs of the $9.4 million YSI 26 loan and the $6.0 million YSI 4 loan during the second quarter of 2010, and lower outstanding borrowings on the credit facility during the 2010 period as compared to the 2009 period resulting in an overall decrease in interest expense.

Discontinued Operations

Income from discontinued operations decreased from $0.8 million for the three months ended June 30, 2009 to no such income for the three months ended June 30, 2010.  The income from discontinued operations in 2009 represents the income during the three months ended June 30, 2009, from properties sold throughout 2009.  Net gains on disposition of discontinued operations decreased from $2.1 million for the three months ended June 30, 2009 to no such gains for the three months ended June 30, 2010 as a result of the sale of two assets during the three months ended June 30, 2009 compared to no asset sales during the 2010 period.

Same-Store Property Portfolio

Same-store revenues decreased from $54.1 million for the three months ended June 30, 2009 to $53.7 million for the three months ended June 30, 2010, a decrease of $0.4 million, or 1%.  The decrease is primarily attributable a 2% decrease in realized annual rent per occupied square foot on the same-store portfolio in the 2010 period as compared to the 2009 period.  Same-store property operating expenses decreased from $22.8 million for the three months ended June 30, 2009 to $21.8 million for the three months ended June 30, 2010, a decrease of $1.0 million or 4%.  The decrease is primarily attributable to a $0.6 million decrease in real estate tax expense, a $0.3 million decrease in utility expenses and a $0.1 million decrease in repairs and maintenance expenses during the 2010 period as compared to the 2009 period.

Comparison of Operating Results for the Six Months Ended June 30, 2010 and June 30, 2009

					Non Same-Store		Other/
	Same Store Property Portfolio				Properties		Eliminations		Total Portfolio
	(dolloars in thousands)
			Increase/	%							Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$97,987	$100,462	$(2,475)	-2%	$574	$590	$(100)	$—	$98,461	$101,052	$(2,591)	-3%
Other property related income	8,408	8,014	394	5%	372	156	—	—	8,780	8,170	610	7%
Property management fee income	—	—	—	0%	—	—	634	—	634	—	634	100%
Total revenues	106,395	108,476	(2,081)	-2%	946	746	534	—	107,875	109,222	(1,347)	-1%
OPERATING EXPENSES:
Property operating expenses	42,814	44,382	(1,568)	-4%	744	430	3,832	3,756	47,390	48,568	(1,178)	-2%
NET OPERATING INCOME:	63,581	64,094	(513)	-1%	202	316	(3,298)	(3,756)	60,485	60,654	(169)	0%

Depreciation and amortization									32,741	35,583	(2,842)	-8%
General and administrative									12,711	11,102	1,609	14%
Subtotal									45,452	46,685	(1,233)	-3%
Operating income									15,033	13,969	1,064	8%

Other Income (Expense):
Interest:
Interest expense on loans									(19,676)	(22,826)	3,150	-14%
Loan procurement amortization expense									(3,159)	(1,028)	(2,131)	207%
Interest income									597	100	497	497%
Acquisition related costs									(300)	—	(300)	-100%
Other									(76)	(13)	(63)	485%
Total other expense									(22,614)	(23,767)	1,153	-5%

LOSS FROM CONTINUING OPERATIONS									(7,581)	(9,798)	2,217	-23%
DISCONTINUED OPERATIONS
Income from discontinued operations									—	1,804	(1,804)	-100%
Net gain on disposition of discontinued operations									—	2,622	(2,622)	-100%
Total discontinued operations									—	4,426	(4,426)	-100%
NET LOSS									$(7,581)	$(5,372)	$(2,209)	41%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									411	419	(8)	-2%
Noncontrolling interests in subsidiaries									(826)	—	(826)	-100%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(7,996)	$(4,953)	$(3,043)	61%

Total Revenues

Rental income decreased from $101.1 million for the six months ended June 30, 2009 to $98.5 million for the six months ended June 30, 2010, a decrease of $2.6 million, or 3%.  This decrease is primarily attributable to a 2% decrease in realized annual rent per square foot from the same-store properties during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Other property related income increased from $8.2 million for the six months ended June 30, 2009 to $8.8 million for the six months ended June 30, 2010, an increase of $0.6 million, or 7%. This increase is primarily attributable to an increase of $0.5 million in tenant insurance commissions and convenience fee income across the portfolio of storage facilities during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Property management fee income increased to $0.6 million for the six months ended June 30, 2010 from no such income for the six months ended June 30, 2009, an increase of $0.6 million, or 100%. This increase is primarily attributable to a $0.6 million increase in management fees related to the Company’s managed properties.

Total Operating Expenses

Property operating expenses decreased from $48.6 million for the six months ended June 30, 2009 to $47.4 million for the six months ended June 30, 2010, a decrease of $1.2 million, or 2%.  The decrease is primarily attributable to a decrease of $1.4 million in real estate tax expense, offset by a $0.2 million increase in other property related expenses during the 2010 period as compared to the 2009 period.

Depreciation and amortization decreased from $35.6 million for the six months ended June 30, 2009 to $32.7 million for the six months ended June 30, 2010, a decrease of $2.9 million, or 8%. This decrease is primarily attributable to depreciation expense recognized in the 2009 period related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in the 2010 period.

General and administrative expenses increased from $11.1 million for the six months ended June 30, 2009 to $12.7 million for the six months ended June 30, 2010, an increase of $1.6 million, or 14%.  This increase is primarily attributable to $1.0 million in professional fee and contract related costs incurred during the 2010 period that the Company did not incur during the 2009 period, and a $0.4 million increase in legal expense and restricted share and option expense during 2010 as compared to 2009.

Total Other Expenses

Interest expense decreased from $22.8 million for the six months ended June 30, 2009 to $19.7 million for the six months ended June 30, 2010, a decrease of $3.1 million, or 14%. The decrease is attributable to the payoff of the $83.3 million YSI 1 loan during the first quarter of 2010, the payoffs of the $9.4 million YSI 26 loan and the $6.0 million YSI 4 loan during the second quarter of 2010, and lower outstanding borrowings on the credit facility during the 2010 period as compared to the 2009 period resulting in an overall decrease in interest expense.

Discontinued Operations

Income from discontinued operations decreased from $1.8 million for the six months ended June 30, 2009 to no such income for the six months ended June 30, 2010.  The income from discontinued operations in 2009 represents the income during the six months ended June 30, 2009, from properties sold throughout 2009.  Net gains on disposition of discontinued operations decreased from $2.6 million for the six months ended June 30, 2009 to no such gains for the six months ended June 30, 2010 as a result of the sale of three assets during the six months ended June 30, 2009 compared to no asset sales during the 2010 period.

Same-Store Property Portfolio

Same-store revenues decreased from $108.5 million for the six months ended June 30, 2009 to $106.4 million for the six months ended June 30, 2010, a decrease of $2.1 million, or 2%.  The decrease is primarily attributable a 2% decrease in realized annual rent per occupied square foot on the same-store portfolio in the 2010 period as compared to the 2009 period.  Same-store property operating expenses decreased from $44.4 million for the six months ended June 30, 2009 to $42.8 million for the six months ended June 30, 2010, a decrease of $1.6 million or 4%.  The decrease is primarily attributable to a $0.6 million decrease in real estate tax expense, a $0.4 million decrease in utility expenses and a $0.5 million decrease in advertising expenses during the 2010 period as compared to the 2009 period.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, acquisition related costs, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the six months ended June 30, 2010 to the six months ended June 30, 2009

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2010 and 2009 is as follows (in thousands):

	Six Months Ended June 30,
	2010	2009	Change

Net cash flow provided by (used in):
Operating activities	$27,438	$27,162	$276
Investing activities	$12,332	$260	$12,072
Financing activities	$(110,661)	$(29,509)	$(81,152)

Cash flows provided by operating activities for the six months ended June 30, 2010 and 2009 were $27.4 million and $27.2 million, respectively, an increase of $0.2 million.  The increase primarily relates to a $0.6 million increase in the change in other liabilities as a result of the timing of certain payments, offset by reduced levels of NOI of $0.1 million during the 2010 period as compared to the 2009 period.

Cash provided by investing activities changed from $0.3 million in 2009 to $12.3 million in 2010, an increase of $12.0 million.  The increase primarily relates to cash receipts of $19.9 million related to proceeds in 2010 from the repayment of notes receivable that originated in conjunction with asset dispositions during 2009 and a decrease in restricted cash of $5.0 million, offset by a decrease in proceeds from dispositions during 2010 of $11.2 million.

Cash used in financing activities increased from $29.5 million to $110.7 million during the six months ended June 30, 2009 and 2010, respectively.  The increase primarily relates to increased net debt payoffs of $69.1 million and increased distributions paid to shareholders and non-controlling interests of $4.1 million during 2010 as compared to 2009 due to additional outstanding shares during the 2010 period as a result of equity offered during 2009.

Issuance of Common Shares

In April 2009, we commenced the sale of up to 10 million common shares pursuant to a continuous offering program.  Pursuant to the program, we may sell shares in amounts and at times to be determined by us.  Actual sales will be determined by a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding.  In connection with the offering program, we engaged a sales agent who receives compensation equal to up to three percent of the gross sales price per common share for any shares sold pursuant to the program.  During the three months ended June 30, 2010 we sold 45,800 shares under the program at and average sales price of $8.30 per share resulting in net proceeds of $0.4 million.  We used the net proceeds for general corporate purposes.  From its inception in April 2009 through June 30, 2010, we have sold 2.5 million shares under this program at an average sales price of $4.13 per share resulting in net proceeds of $10.4 million.

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

Our short term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These liquidity needs will vary from year to year, in some cases significantly.  We expect recurring capital expenditures remaining in fiscal year 2010 to be approximately $4 million to $6 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and secured term loans, are approximately $15.4 million during the remainder of 2010 and $90.5 million in 2011.

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

Current and Expected Sources of Cash Excluding Credit Facility

As of June 30, 2010, we had approximately $31.9 million in available cash and cash equivalents.  In addition, we had approximately $250.0 million of availability for borrowings under our secured revolving credit facility.

Bank Credit Facilities

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “secured credit facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The secured credit facility is secured by mortgages on borrowing base properties.  At June 30, 2010, $200 million of secured term loan borrowings were outstanding under the secured credit facility.  At June 30, 2010, approximately $250 million was available for borrowing under the secured revolving credit facility.  Borrowings under the secured credit facility bear interest at rates ranging from 3.25% to 4.00% over LIBOR, with a LIBOR floor of 1.5%, depending on our leverage ratio.  At June 30, 2010, borrowings under the secured credit facility had a weighted average interest rate of 5.0% and the Company was in compliance with all covenants of the agreement.

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

Our financial instruments consist of both fixed and variable rate debt.  As of June 30, 2010, our consolidated debt consisted of $465.9 million in fixed rate loans payable and $200.0 million in a variable rate secured term loan.  All financial instruments were entered into for other than trading purposes and the fair value of these financial instruments is referred to as the financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the financial instrument position.

If market rates of interest on our variable rate debt increase or decrease by 1%, the change in annual interest expense on our variable rate debt would not change future earnings and cash flows, as a 1% increase in LIBOR would not exceed the minimum LIBOR rate of 1.5% used to calculate interest expense in accordance with the secured credit facility.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $11.3 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $11.8 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three month period ended June 30, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1- April 30	—	—	N/A	3,000,000
May 1- May 31	—	—	N/A	3,000,000
June 1- June 30	2,798	$7.54	N/A	3,000,000

Total	2,798			3,000,000

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

ITEM 5.      OTHER INFORMATION

Our discussion of federal income tax considerations in Exhibit 99.1 attached hereto, which is incorporated herein by reference, updates our discussion of federal income tax considerations in our previous SEC filings, including in Exhibit 99.1 to our Annual Report on Form 10-K for the year ended December 31, 2009.  Our updated discussion addresses recently enacted tax law changes.  We have also attached hereto as Exhibit 8.1, which is incorporated herein by reference, the legal opinion of Pepper Hamilton LLP as to federal income tax matters summarized in Exhibit 99.1.

ITEM 6.  EXHIBITS

Exhibit No.

8.1	Opinion of Pepper Hamilton LLP as to certain tax matters

10.1*	Amended and Restated U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2010

10.2*

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2010

10.3*

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2010

10.4*

Amended and Restated Non-Competition Agreement, dated June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2010

10.5*

Amended and Restated Non-Competition Agreement, dated June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2010

12.1	Statement regarding Computation of Ratios of U-Store-It Trust.

23.1	Consent of Pepper Hamilton LLP (contained in Exhibit 8.1)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed here with)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed here with)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished here with)

99.1	Material Tax Considerations

* Denotes a contract or compensatory plan, contract or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST
(Registrant)

Date: August 6, 2010	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2010	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)