Form 10-Q
period 2010-09-30
U-Store-It Trust
filed 2010-11-05
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 1, 2010
common shares, $.01 par value	95,885,503

U-STORE-IT TRUST

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or “this Report”, together with other statements and information publicly disseminated by U-Store-It Trust (“we,” “us,” “our” or the “Company”), contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information.  In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  As a result, you should not rely on or construe any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

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

•                  our ability to maintain our status as a real estate investment trust (“REIT”) for U.S. federal income tax purposes;

•                  acquisition and development risks, including unanticipated costs associated with the integration and operation of acquisitions;

•                  risks of investing through joint ventures, including risks that our joint venture partners may not fulfill their obligations or may pursue actions that are inconsistent with our objectives;

•                  changes in real estate and zoning laws or regulations, including, without limitation, those laws and regulations governing REITS;

•                  risks related to natural disasters;

•                  potential environmental and other liabilities; and

•                  other risks identified in our Annual Report on Form 10-K and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Storage facilities	$1,745,625	$1,774,542
Less: Accumulated depreciation	(326,314)	(344,009)
Storage facilities, net	1,419,311	1,430,533
Cash and cash equivalents	23,203	102,768
Restricted cash	15,528	16,381
Loan procurement costs, net of amortization	17,351	18,366
Notes receivable	—	20,112
Assets held for sale	1,867	—
Other assets, net	19,934	10,710
Total assets	$1,497,194	$1,598,870

LIABILITIES AND EQUITY

Unsecured term loan	$200,000	$—
Secured term loan	—	200,000
Mortgage loans and notes payable	456,174	569,026
Accounts payable, accrued expenses and other liabilities	40,646	33,767
Distributions payable	2,515	2,448
Deferred revenue	8,893	8,449
Security deposits	512	456
Other liabilities held for sale	22	—
Total liabilities	708,762	814,146

Noncontrolling interests in the Operating Partnership	43,871	45,394

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 95,435,132 and 92,654,979 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	954	927
Additional paid in capital	998,894	974,926
Accumulated other comprehensive loss	(924)	(874)
Accumulated deficit	(296,225)	(279,670)
Total U-Store-It Trust shareholders’ equity	702,699	695,309
Noncontrolling interest in subsidiaries	41,862	44,021
Total equity	744,561	739,330
Total liabilities and equity	$1,497,194	$1,598,870

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

REVENUES
Rental income	$50,809	$50,269	$149,080	$151,008
Other property related income	5,155	4,347	13,919	12,510
Property management fee income	1,048	12	1,682	140
Total revenues	57,012	54,628	164,681	163,658
OPERATING EXPENSES
Property operating expenses	24,602	23,065	71,921	71,509
Depreciation and amortization	15,557	17,844	48,258	53,385
General and administrative	6,597	5,556	19,308	16,658
Total operating expenses	46,756	46,465	139,487	141,552
OPERATING INCOME	10,256	8,163	25,194	22,106
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(9,648)	(12,008)	(29,324)	(34,834)
Loan procurement amortization expense	(1,559)	(489)	(4,718)	(1,517)
Interest income	19	150	616	249
Acquisition related costs	(165)	—	(465)	—
Other	(67)	—	(142)	(13)
Total other expense	(11,420)	(12,347)	(34,033)	(36,115)

LOSS FROM CONTINUING OPERATIONS	(1,164)	(4,184)	(8,839)	(14,009)

DISCONTINUED OPERATIONS
Income from discontinued operations	49	777	143	2,610
Net gain on disposition of discontinued operations	—	10,910	—	13,530
Total discontinued operations	49	11,687	143	16,140
NET (LOSS) INCOME	(1,115)	7,503	(8,696)	2,131
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	76	(512)	487	(93)
Noncontrolling interest in subsidiaries	(441)	(173)	(1,267)	(173)
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(1,480)	$6,818	$(9,476)	$1,865

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.02)	$(0.05)	$(0.10)	$(0.21)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$—	$0.14	$—	$0.24
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.02)	$0.09	$(0.10)	$0.03

Weighted-average basic and diluted shares outstanding	93,724	75,248	93,154	63,764
AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(1,527)	$(4,098)	$(9,613)	$(13,210)
Total discontinued operations	47	10,916	137	15,075
Net (loss) income	$(1,480)	$6,818	$(9,476)	$1,865

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine-Month Periods Ended September 30, 2010 and 2009

(in thousands)

(unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	20	20	—
Issuance of restricted shares	201	2	—	—	—	2	—	2	—
Issuance of common shares	2,450	24	20,414	—	—	20,438	—	20,438	—
Exercise of stock options	56	—	194	—	—	194	—	194	—
Conversion from units to shares	73	1	674	—	—	675	—	675	(675)
Amortization of restricted shares	—	—	1,256	—	—	1,256	—	1,256	—
Share compensation expense	—	—	1,430	—	—	1,430	—	1,430	—
Net (loss) income	—	—	—	—	(9,476)	(9,476)	1,267	(8,209)	(487)
Other comprehensive income:
Unrealized loss on foreign currency translation	—	—	—	(50)	—	(50)	(1)	(51)	(3)
Distributions	—	—	—	—	(7,079)	(7,079)	(3,445)	(10,524)	(358)
Balance at September 30, 2010	95,435	$954	$998,894	$(924)	$(296,225)	$702,699	$41,862	$744,561	$43,871

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2008	57,623	$576	$801,029	$(7,553)	$(271,124)	$522,928	$—	$522,928	$46,026
Contributions from noncontrolling interests in subsidiaries	—	—	—	—	—	—	44,794	44,794	(114)
Issuance of restricted shares	84	1	—	—	—	1	—	1	—
Issuance of common shares	34,676	346	170,503	—	—	170,849	—	170,849	—
Amortization of restricted shares	—	—	1,256	—	—	1,256	—	1,256	—
Share compensation expense	—	—	1,323	—	—	1,323	—	1,323	—
Net income	—	—	—	—	1,865	1,865	173	2,038	93
Other comprehensive income:
Unrealized gain on interest rate swap	—	—	—	4,538	—	4,538	—	4,538	377
Unrealized gain on foreign currency translation	—	—	—	535	—	535	—	535	37
Distributions	—	—	—	—	(5,295)	(5,295)	(239)	(5,534)	(362)
Balance at September 30, 2009	92,383	$923	$974,111	$(2,480)	$(274,554)	$698,000	$44,728	$742,728	$46,057

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating Activities
Net (loss) income	$(8,696)	$2,131
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	53,036	57,689
Gain on disposition of discontinued operations	—	(13,532)
Equity compensation expense	2,686	2,589
Accretion of fair market value adjustment of debt	(251)	(348)
Changes in other operating accounts:
Other assets	(1,023)	(2,860)
Accounts payable and accrued expenses	4,898	1,905
Other liabilities	297	(592)
Net cash provided by operating activities	$50,947	$46,982

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(45,037)	$(13,142)
Proceeds from sales of properties, net	—	61,227
Proceeds from sales to noncontrolling interests	—	48,674
Proceeds from repayment of notes receivable	20,112	—
Decrease (increase) in restricted cash	853	(307)
Net cash (used in) provided by investing activities	$(24,072)	$96,452

Financing Activities
Proceeds from:
Revolving credit facility	$—	$9,500
Mortgage loans and notes payable	—	73,246
Principal payments on:
Revolving credit facility	—	(181,500)
Secured term loans	—	(57,419)
Mortgage loans and notes payable	(112,576)	(92,865)
Proceeds from issuance of common shares, net	20,438	170,851
Exercise of stock options	194	—
Contributions from noncontrolling interests in subsidiaries	20	—
Distributions paid to shareholders	(7,006)	(4,416)
Distributions paid to noncontrolling interests in Operating Partnership	(362)	(381)
Distributions paid to noncontrolling interests in subsidiaries	(3,445)	(239)
Loan procurement costs	(3,703)	(2,988)
Net cash used in financing activities	$(106,440)	$(86,211)

Increase (decrease) in cash and cash equivalents	(79,565)	57,223

Cash and cash equivalents at beginning of period	102,768	3,744
Cash and cash equivalents at end of period	$23,203	$60,967

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$29,609	$34,266
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$1,849	$—
Notes receivable originated upon disposition of property	$—	$17,600
Derivative valuation adjustment	$—	$4,915
Foreign currency translation adjustment	$(54)	$572
Gain deferral on sales to noncontrolling interests	$—	$3,992

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, that specializes in acquiring, developing, managing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and are managed under one reportable operating segment: we own, operate, develop, manage and acquire self-storage facilities.  The Company owns substantially all of its assets and conducts its operations through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of September 30, 2010, owned a 95.3% interest in the Operating Partnership.  The Company manages its owned assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership, and manages assets owned by third parties through Storage Asset Management, LLC, also a wholly owned subsidiary of the Operating Partnership.   The Company owns four subsidiaries that have elected to be treated as taxable REIT subsidiaries.  In general, a taxable REIT subsidiary, which is treated as a corporation for U.S. federal income tax purposes, may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2009, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The results of operations for each of the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2010	2009
	(in thousands)

Land and improvements	$373,576	$369,842
Buildings and improvements	1,265,362	1,243,047
Equipment	102,478	157,452
Construction in progress	4,209	4,201
Total	1,745,625	1,774,542
Less accumulated depreciation	(326,314)	(344,009)
Storage facilities, net	$1,419,311	$1,430,533

As assets become fully depreciated, they are removed from their respective asset category.  During the nine months ended September 30, 2010 and 2009, $65.2 million and $38.0 million of assets became fully depreciated and were removed from storage facilities, respectively.

4.  ACQUISITIONS

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The 85 management contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which include the intangible value related to the management contracts and are included in other assets, net on the Company’s consolidated balance sheet.  The Company’s estimate of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted estimated future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration.  The Company accounts for the contingent consideration liability by recording the changes in fair value of the liability recorded in earnings.  The Company has recognized $0.3 million and $0.5 million of amortization during the three months and nine months ended September 30, 2010, respectively.  The Company expensed $0.3 million in transaction related costs during the quarter ended June 30, 2010 that are included in acquisition related costs on the Company’s consolidated statement of operations.  The estimated life of the intangible value of the management contracts is 56 months and the remaining amortization expense that will be recognized during 2010 is $0.3 million.

During the quarter ended September 30, 2010, the Company acquired one self-storage facility located in Frisco, TX and two self-storage facilities located in New York, NY.   In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $2.3 million.  The estimated life of these in-place leases is 12 months and the estimated amortization expense that will be recognized during 2010 is approximately $0.6 million.

The following table summarizes the Company’s acquisition activity during the period January 1, 2010 to September 30, 2010:

Facility/Portfolio	Location	Transaction Date	Total Number of Facilities	Gross Purchase Price (in thousands)

2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
			3	$32,500

5.  UNSECURED CREDIT FACILITY

On December 8, 2009, the Company and its Operating Partnership entered into a three-year, $450 million senior secured credit facility (the “Secured Credit Facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The Secured Credit Facility was collateralized by mortgages on “borrowing base properties” (as defined in the Secured Credit Facility agreement).  The Secured Credit Facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the unsecured credit facility were repaid in December 2009.

On September 29, 2010, the Company amended its existing $450 million credit facility.  The amended credit facility consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility. The amended credit facility has a three year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest based on a borrowing spread based on the Company’s leverage levels plus LIBOR.  The Company incurred $2.5 million in connection with executing this amendment which was capitalized and is included as a component of loan procurement costs, net of amortization on the Company’s consolidated balance sheet.

At September 30, 2010, $200 million of unsecured term loan borrowings were outstanding under the unsecured credit facility and $250 million was available for borrowing under the unsecured revolving credit facility.  As of September 30, 2010, borrowings under the unsecured credit facility had a weighted average interest rate of 3.8% and the Company was in compliance with all covenants in the amended agreement.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and related notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loan	2010	2009	Interest Rate	Date
	(in thousands)
YSI 1	$—	$83,342	5.19%	May-10
YSI 4	—	6,065	5.25%	Jul-10
YSI 26	—	9,475	5.00%	Aug-10
YSI 25	—	7,975	5.00%	Oct-10
USIFB	3,809	3,834	4.59%	Dec-10
YSI 2	82,121	83,480	5.33%	Jan-11
YSI 12	1,488	1,520	5.97%	Sep-11
YSI 13	1,279	1,307	5.97%	Sep-11
YSI 6	76,453	77,370	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,773	1,812	5.97%	Jan-13
YSI 7	3,116	3,163	6.50%	Jun-13
YSI 8	1,781	1,808	6.50%	Jun-13
YSI 9	1,959	1,988	6.50%	Jun-13
YSI 17	4,153	4,246	6.32%	Jul-13
YSI 27	503	516	5.59%	Nov-13
YSI 30	7,381	7,567	5.59%	Nov-13
YSI 11	2,437	2,486	5.87%	Dec-13
YSI 5	3,216	3,281	5.25%	Jan-14
YSI 28	1,566	1,598	5.59%	Feb-14
YSI 34	14,856	14,955	8.00%	Jun-14
YSI 37	2,219	2,244	7.25%	Aug-14
YSI 40	2,536	2,581	7.25%	Aug-14
YSI 44	1,102	1,121	7.00%	Sep-14
YSI 41	3,904	3,976	6.60%	Sep-14
YSI 38	4,000	4,078	6.35%	Sep-14
YSI 45	5,465	5,527	6.75%	Oct-14
YSI 46	3,444	3,486	6.75%	Oct-14
YSI 43	2,938	2,994	6.50%	Nov-14
YSI 48	25,369	25,652	7.25%	Nov-14
YSI 50	2,337	2,380	6.75%	Dec-14
YSI 10	4,110	4,166	5.87%	Jan-15
YSI 15	1,888	1,920	6.41%	Jan-15
YSI 20	62,919	64,258	5.97%	Nov-15
YSI 31	13,719	13,891	6.75%	Jun-19	(a)
YSI 35	4,499	4,499	6.90%	Jul-19	(a)
YSI 32	6,084	6,160	6.75%	Jul-19	(a)
YSI 33	11,422	11,570	6.42%	Jul-19
YSI 42	3,204	3,263	6.88%	Aug-19	(a)
YSI 39	3,947	3,991	6.50%	Nov-19	(a)
YSI 47	3,197	3,250	6.63%	Jan-20	(a)
Unamortized fair value adjustment	(20)	231

Total mortgage loans and notes payable	$456,174	$569,026

(a)                  These borrowings have a fixed interest rate for the first five years of their respective term.  At the end of the initial five year term, the rate resets and remains constant over the remaining five years of the loan term.

The following table presents the future principal payments on outstanding mortgage loans and notes payable at September 30, 2010 (in thousands):

2010	$5,785
2011	90,544
2012	159,984
2013	26,240
2014	88,260
2015 and thereafter	85,381
Total mortgage payments	456,194
Plus: Fair value adjustment	(20)
Total mortgage indebtedness	$456,174

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible and considers counterparty credit risk in its assessment of fair value.

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

The fair value of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at September 30, 2010 and December 31, 2009.  At September 30, 2010 and December 31, 2009, the Company had fixed interest rate loans with a carrying value of $456.2 million and $569.0 million, respectively.  The estimated fair values of these fixed rate loans were $442.0 million and $530.7 million at September 30, 2010 and December 31, 2009, respectively.  The Company had a variable interest rate loan with a carrying value of $200.0 million at September 30, 2010 and December 31, 2009, the fair value of which approximated its carrying value at each respective date.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at September 30, 2010 and December 31, 2009.

8.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

On August 13, 2009, the Company, through a wholly-owned affiliate, formed a joint venture (“HART”) with an affiliate of Heitman, LLC (“Heitman”) to own and operate 22 self-storage facilities, which are located throughout the United States.  Upon formation, Heitman contributed approximately $51 million of cash to a newly-formed limited partnership and the Company contributed certain unencumbered wholly-owned properties with an agreed upon value of approximately $102 million to such limited partnership.  In exchange for its contribution of those properties, the Company received a cash distribution from HART of approximately $51 million and retained a 50% interest in HART.  The Company is the managing partner of HART and the manager of the properties owned by HART in exchange for a market rate management fee.

The Company determined that HART is a variable interest entity under GAAP, and that the Company is the primary beneficiary.  Accordingly, the Company consolidated the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At September 30, 2010, HART had total assets of $90.1 million, including $88.5 million of storage facilities, net and total liabilities of $2.4 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity under GAAP, and that the Company is the primary beneficiary.  Accordingly, the Company consolidated the assets, liabilities and results of operations of the Venture.  At September 30, 2010, the Venture had total assets of $8.1 million and total liabilities of $4.1 million including a mortgage loan of $3.8 million secured by storage facilities with a net book value of $7.6 million.  At September 30, 2010, the Venture’s creditors had no recourse to the general credit of the Company.

Operating Partnership Ownership

The Company has followed the FASB guidance regarding the classification and measurement of redeemable securities.  Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity.  This classification results in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the redemption by delivery of its own shares, the Company considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether the Company controls the actions or events necessary to presume share settlement.  The guidance also requires that noncontrolling interests classified outside of permanent equity be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.7% of all outstanding Partnership units as of September 30, 2010 and 4.9 % of all outstanding Partnership units as of December 31, 2009.  The interests in the Operating Partnership represented by these units were a component of the consideration that the Company paid to acquire certain self-storage facilities.  The holders of the units are limited partners in the Operating Partnership and have the right to require the Operating Partnership to redeem part or all of their units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain provisions that could result in a settlement outside the control of the Company.  Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss attributable to the Company in the consolidated statements of operations.

The per unit cash redemption amount would equal the average of the closing prices of the Company’s common shares on the New York Stock Exchange for the 10 trading days ending prior to the Company’s receipt of the redemption notice for the applicable unit.  At September 30, 2010 and December 31, 2009, 4,737,136 and 4,809,636 units were outstanding, respectively, and the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s average closing share prices, as referenced above, was approximately $40.2 million and $35.4 million, respectively.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of September 30, 2010 and December 31, 2009 because the carrying cost exceeded the estimated redemption value.

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership  to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended September 30, 2010 and September 30, 2009 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the nine months ended September 30, 2010 and September 30, 2009 was approximately $0.3 million.  The Company vacated the office space owned by Amsdell and Amsdell in 2007, but remains obligated under certain of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of September 30, 2010 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2010	$114	$70
2011	475	278
2012	475	278
2013	499	278
2014	499	278
	$2,062	$1,182

10.  DISCONTINUED OPERATIONS

For the three months ended September 30, 2010, income from discontinued operations relates to one property that was considered held-for-sale at September 30, 2010.  For the three months ended September 30, 2009, income from discontinued operations relates to 13 properties sold through September 30, 2009, two properties that were considered held-for-sale at September 30, 2009, the aforementioned property held-for-sale at September 30, 2010, and one property removed due to eminent domain proceedings.  For the nine months ended September 30, 2010, income from discontinued operations relates to one property that was considered held-for-sale at September 30, 2010.  For the nine months ended September 30, 2009, income from discontinued operations relates to 16 properties sold during 2009, two properties that were considered held-for-sale at September 30, 2009, the aforementioned property held-for-sale at September 30, 2010, and one property removed due to eminent domain proceedings.  Net gain on disposition of discontinued operations relates to gains recognized on property sales completed during the three and nine months ended September 30, 2009.

The following table summarizes the revenue and expense information for the properties classified as discontinued operations for the three and nine months ended September 30, 2010 and September 30, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
REVENUES
Rental income	$96	$2,239	$287	$7,716
Other property related income	13	163	31	564
Total revenues	109	2,402	318	8,280

OPERATING EXPENSES
Property operating expenses	40	770	115	2,883
Depreciation	20	855	60	2,787
Total operating expenses	60	1,625	175	5,670

INCOME FROM DISCONTINUED OPERATIONS	49	777	143	2,610

Net gain on disposition of discontinued operations	—	10,910	—	13,530
Income from discontinued operations	$49	$11,687	$143	$16,140

As of September 30, 2010, the property held-for-sale includes $1.9 million of storage facilities, net and the approximate gain on disposition of the property is $1.1 million and will be finalized as the sale is consummated.

11.  PRO FORMA FINANCIAL INFORMATION

During 2010, the Company completed an acquisition accounted for as a business combination of 85 management contracts from United Stor-All.  Additionally, during the three months ended September 30, 2010, the Company acquired three self-storage facilities for an aggregate purchase price of approximately $32.5 million (see note 4).

The consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to the acquisitions as if they had occurred at the beginning of each period presented.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2010 and 2009 based on the assumptions described above:

	Nine Months Ended September 30,
	2010	2009
	(in thousands, except per share data)
	(unaudited)

Pro forma revenue	$168,049	$169,066
Pro forma net loss from continuing operations	$(9,588)	$(15,795)
Net loss per common share
Basic and diluted - as reported	$(0.10)	$(0.21)
Basic and diluted - as pro forma	$(0.11)	$(0.23)

12.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)

NET INCOME (LOSS)	$(1,115)	$7,503	$(8,696)	$2,131
Other comprehensive income (loss):
Unrealized gain on derivative financial instruments	—	2,000	—	4,915
Unrealized gain (loss) on foreign currency translation	195	(197)	(54)	572
COMPREHENSIVE INCOME (LOSS)	$(920)	$9,306	$(8,750)	$7,618

13.  SUBSEQUENT EVENTS

On October 12, 2010, the Company repaid the YSI 2 mortgage loan of approximately $82.1 million that had a scheduled maturity date of January 11, 2011 with available cash and borrowings from the credit facility.  There were no prepayment costs associated with the early repayment of the loan.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2009 and in Part II, Item 1A — Risk Factors, in our subsequent quarterly reports.

Overview

The Company is an integrated self-storage real estate company, has and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2010 and December 31, 2009, the Company owned 370 and 367 self-storage facilities, respectively, totaling approximately 23.9 million rentable square feet and 23.7 million rentable square feet, respectively.  In addition, as of September 30, 2010, the Company managed 122 properties for third parties bringing the total number of properties which it owned and/or managed to 492.

We derive revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases, and, to a lesser extent, from the management of properties owned by third parties.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  We believe that our decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control, allows us to respond quickly and effectively to changes in local market conditions, increasing rents where appropriate, while maintaining occupancy levels, or increasing occupancy levels while maintaining pricing levels.

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

In the future, we intend to focus on internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.  We would expect to fund any such future acquisitions or developments with additional borrowings.

We have one reportable operating segment: we own, operate, develop, manage, and acquire self-storage facilities.

Our self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 17%, 15%, 10% and 7%, respectively, of total revenues for the three months ended September 30, 2010.  The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of total revenues for the nine months ended September 30, 2010.

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

Self-Storage Facilities

We record self-storage facilities at cost less accumulated depreciation.  Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 40 years.  Expenditures for significant renovations or improvements that extend the useful lives of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

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

In allocating the purchase price, we determine whether the acquisition includes intangible assets or liabilities, which may include the value of in-place leases, above or below market lease intangibles, and tenant relationships.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the we do not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances indicate that there may be impairment.  The carrying values of these long-lived assets are compared to the undiscounted future net operating cash flows attributable to the assets.  An impairment loss is recorded if the net carrying value of the asset exceeds the undiscounted future net operating cash flows attributable to the asset.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  Future events, or facts and circumstances that currently exist, that we have not yet identified, could cause us to conclude in the future that our long-lived assets are impaired.  Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.  No impairment was recorded for the periods ended September 30, 2010 and 2009.

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

Typically these criteria are all met when the relevant assets are under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing.  In most transactions, these contingencies are not satisfied until the actual closing of the transaction; and, accordingly, the facility is generally not identified as held for sale until the closing occurs.  However, each potential transaction is evaluated based on its separate facts and circumstances.  Properties classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell.

Revenue Recognition

Management has determined that all of our leases with tenants are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month.

Management fee revenues are recognized monthly as services are performed and in accordance with the terms of the related management agreements.

We recognize gains on disposition of properties only upon closing in accordance with the guidance on sales of real estate.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and we are not obligated to perform significant activities after the sale.  Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.

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

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At September 30, 2010 and 2009, the Company owned 370 and 368 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2009 through September 30, 2010:

	2010	2009

Balance - January 1	367	387
Facilities acquired	—	—
Facilities sold	—	(1)
Balance - March 31	367	386
Facilities acquired	—	—
Facilities sold	—	(2)
Balance - June 30	367	384
Facilities acquired	3	—
Facilities sold	—	(16)
Balance - September 30	370	368
Facilities acquired		—
Facilities sold		(1)
Balance - December 31		367

Comparison of the three months ended September 30, 2010 to the three months ended September 30, 2009

The following table and subsequent discussion provides information pertaining to our portfolio for the three months ended September 30, 2010 and 2009.  We consider our same-store portfolio to consist of only those facilities owned, and operated on a stabilized basis, at the beginning and at the end of the applicable periods presented.  Same-store results are considered to be useful to investors in evaluating our performance as they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.

					Non Same-Store		Other/
	Same Store Property Portfolio				Properties		Eliminations		Total Portfolio
	(dolloars in thousands)
			Increase/	%							Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$50,312	$49,885	$427	1%	$497	$384	$—	$—	$50,809	$50,269	$540	1%
Other property related income	4,577	4,224	353	8%	233	123	345	—	5,155	4,347	808	19%
Property management fee income	—	—	—	0%	—	—	1,048	12	1,048	12	1,036	8633%
Total revenues	54,889	54,109	780	1%	730	507	1,393	12	57,012	54,628	2,384	4%

OPERATING EXPENSES:
Property operating expenses	21,610	21,011	599	3%	590	316	2,402	1,738	24,602	23,065	1,537	7%
NET OPERATING INCOME:	33,279	33,098	181	1%	140	191	(1,009)	(1,726)	32,410	31,563	847	3%

Depreciation and amortization									15,557	17,844	(2,287)	-13%
General and administrative									6,597	5,556	1,041	19%
Subtotal									22,154	23,400	(1,246)	-5%
Operating income									10,256	8,163	2,093	26%

Other Income (Expense):
Interest:
Interest expense on loans									(9,648)	(12,008)	2,360	-20%
Loan procurement amortization expense									(1,559)	(489)	(1,070)	219%
Interest income									19	150	(131)	-87%
Acquisition related costs									(165)	—	(165)	-100%
Other									(67)	—	(67)	-100%
Total other expense									(11,420)	(12,347)	927	-8%

LOSS FROM CONTINUING OPERATIONS									(1,164)	(4,184)	3,020	-72%

DISCONTINUED OPERATIONS
Income from discontinued operations									49	777	(728)	-94%
Net gain on disposition of discontinued operations									—	10,910	(10,910)	-100%
Total discontinued operations									49	11,687	(11,638)	-100%
NET (LOSS) INCOME									$(1,115)	$7,503	$(8,618)	-115%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating									76	(512)	588	-115%
Partnership									(441)	(173)	(268)	155%
Noncontrolling interests in subsidiaries
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY									$(1,480)	$6,818	$(8,298)	-122%

Total Portfolio

Revenues

Rental income increased from $50.3 million for the three months ended September 30, 2009 to $50.8 million for the three months ended September 30, 2010, an increase of $0.5 million.  This increase is primarily attributable to increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio in the 2010 period as compared to the 2009 period.

Other property related income increased from $4.3 million for the three months ended September 30, 2009 to $5.2 million for the three months ended September 30, 2010, an increase of $0.9 million, or 19%.  This increase is primarily attributable to an increase of $0.7 million in tenant insurance commissions and fee income during the third quarter 2010 as compared to the third quarter 2009.

Property management fee income increased to $1.0 million for the three months ended September 30, 2010 from $12,000 for the three months ended September 30, 2009, an increase of $1.0 million.  This increase is attributable to an increase in management fees related to the third party management business, which included 122 facilities as of September 30, 2010 and 6 facilities as of September 30, 2009.

Operating Expenses

Property operating expenses increased from $23.1 million for the three months ended September 30, 2009 to $24.6 million for the three months ended September 30, 2010, an increase of $1.5 million, or 7%.  This increase is primarily attributable to a $1.0 million increase in marketing expenses during the 2010 period as compared to the 2009 period relating to the timing of our marketing spend in 2010 compared to 2009 as well as $0.3 million of increased expenses associated with lease-up activities at non same-store properties.

Depreciation and amortization decreased from $17.8 million for the three months ended September 30, 2009 to $15.6 million for the three months ended September 30, 2010, a decrease of $2.2 million or 13%.  This decrease is primarily attributable to depreciation expense recognized in the 2009 period related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in the 2010 period.

General and administrative expenses increased from $5.6 million for the three months ended September 30, 2009 to $6.6 million for the three months ended September 30, 2010, an increase of $1.0 million, or 19%.  This increase is primarily attributable to additional personnel costs related to the addition of team members during the 2010 period to support operational functions of the Company.

Other Expenses

Interest expense decreased from $12.0 million for the three months ended September 30, 2009 to $9.6 million for the three months ended September 30, 2010, a decrease of $2.4 million, or 20%.  The decrease is attributable to a decrease in total outstanding debt from $728.1 million as of September 30, 2009 to $656.2 million as of September 30, 2010.  More specifically, we paid off of the $83.3 million YSI 1 loan during the first quarter of 2010, the $9.4 million YSI 26 loan and the $6.0 million YSI 4 loan during the second quarter of 2010, and the $7.9 million YSI 25 loan during the third quarter of 2010.

Discontinued Operations

Income from discontinued operations decreased from $0.8 million for the three months ended September 30, 2009 to $0.1 million for the three months ended September 30, 2010.  The income from discontinued operations in 2009 represents the income during the three months ended September 30, 2009 from the properties sold throughout 2009 as well as one property held for sale at September 30, 2010, while the income from discontinued operations in 2010 represents income related to one property held for sale as of September, 30, 2010.  Net gains on disposition of discontinued operations decreased from $10.9 million for the three months ended September 30, 2009 to no such gains for the three months ended September 30, 2010 as a result of the sale of 14 assets during the three months ended September 30, 2009 compared to no such asset sales during the 2010 period.

Same-Store Property Portfolio

Same-store revenues increased from $54.1 million for the three months ended September 30, 2009 to $54.9 million for the three months ended September 30, 2010, an increase of $0.8 million or 1%.  This increase is primarily attributable to increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio in the 2010 period as compared to the 2009 period.  Same-store property operating expenses increased from $21.0 million for the three months ended September 30, 2009 to $21.6 million for the three months ended September 30, 2010, an increase of $0.6 million or 3%.  This increase is primarily attributable to a $0.8 million increase in marketing expense offset by a $0.1 million decrease in real estate tax expense during the 2010 period as compared to the 2009 period.

Comparison of Operating Results for the Nine Months Ended September 30, 2010 and September 30, 2009

					Non Same-Store		Other/
	Same Store Property Portfolio				Properties		Eliminations		Total Portfolio
	(dolloars in thousands)
			Increase/	%							Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$148,107	$150,163	$(2,056)	-1%	$973	$845	$—	$—	$149,080	$151,008	$(1,928)	-1%
Other property related income	12,968	12,225	743	6%	606	285	345	—	13,919	12,510	1,409	11%
Property management fee income	—	—	—	0%	—	—	1,682	140	1,682	140	1,542	1101%
Total revenues	161,075	162,388	(1,313)	-1%	1,579	1,130	2,027	140	164,681	163,658	1,023	1%

OPERATING EXPENSES:
Property operating expenses	64,349	65,312	(963)	-1%	1,337	703	6,235	5,494	71,921	71,509	412	1%
NET OPERATING INCOME:	96,726	97,076	(350)	0%	242	427	(4,208)	(5,354)	92,760	92,149	611	1%

Depreciation and amortization									48,258	53,385	(5,127)	-10%
General and administrative									19,308	16,658	2,650	16%
Subtotal									67,566	70,043	(2,477)	-4%
Operating income									25,194	22,106	3,088	14%

Other Income (Expense):
Interest:
Interest expense on loans									(29,324)	(34,834)	5,510	-16%
Loan procurement amortization expense									(4,718)	(1,517)	(3,201)	211%
Interest income									616	249	367	147%
Acquisition related costs									(465)	—	(465)	-100%
Other									(142)	(13)	(129)	992%
Total other expense									(34,033)	(36,115)	2,082	-6%

LOSS FROM CONTINUING OPERATIONS									(8,839)	(14,009)	5,170	-37%

DISCONTINUED OPERATIONS
Income from discontinued operations									143	2,610	(2,467)	-95%
Net gain on disposition of discontinued operations									—	13,530	(13,530)	-100%
Total discontinued operations									143	16,140	(15,997)	-99%
NET (LOSS) INCOME									$(8,696)	$2,131	$(10,827)	-508%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									487	(93)	580	-624%
Noncontrolling interests in subsidiaries									(1,267)	(173)	(1,094)	632%
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY									$(9,476)	$1,865	$(11,341)	-608%

Revenues

Rental income decreased from $151.0 million for the nine months ended September 30, 2009 to $149.1 million for the nine months ended September 30, 2010, a decrease of $1.9 million, or 1%.  This decrease is primarily attributable to an increase in average occupancy offset by a decrease in realized annual rent per square foot from the same-store properties during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Other property related income increased from $12.5 million for the nine months ended September 30, 2009 to $13.9 million for the nine months ended September 30, 2010, an increase of $1.4 million, or 11%. This increase is primarily attributable to an increase of $1.0 million in tenant insurance commissions and fee income during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Property management fee income increased to $1.7 million for the nine months ended September 30, 2010 from $0.1 million for the nine months ended September 30, 2009, an increase of $1.6 million.  This increase is attributable to an increase in management fees related to the third party management business, which included 122 facilities as of September 30, 2010 and 6 facilities as of September 30, 2009.

Operating Expenses

Property operating expenses increased from $71.5 million for the nine months ended September 30, 2009 to $71.9 million for the nine months ended September 30, 2010, an increase of $0.4 million, or 1%.  This increase is primarily attributable to a decrease in expenses pertaining to our same-store portfolio, which are primarily attributable to a reduction in real estate tax expenses during the 2010 period as compared to the 2009 period, offset by an increase in non same-store and other property expenses primarily attributable to the lease up of non same-store properties and the addition of third party management facilities during the 2010 period.

Depreciation and amortization decreased from $53.4 million for the nine months ended September 30, 2009 to $48.3 million for the nine months ended September 30, 2010, a decrease of $5.1 million, or 10%. This decrease is primarily attributable to depreciation expense recognized in the 2009 period related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in the 2010 period.

General and administrative expenses increased from $16.7 million for the nine months ended September 30, 2009 to $19.3 million for the nine months ended September 30, 2010, an increase of $2.6 million, or 16%.  This increase is primarily attributable to additional personnel costs related to the addition of team members during the 2010 period to support operational functions of the Company as well as non recurring contract related costs incurred in conjunction with employment agreement modifications.

Other Expenses

Interest expense decreased from $34.8 million for the nine months ended September 30, 2009 to $29.3 million for the nine months ended September 30, 2010, a decrease of $5.5 million, or 16%. The decrease is attributable to a decrease in total outstanding debt from $977.5 million as of January 1, 2009 to $656.2 million as of September 30, 2010.  The decrease is attributable to the payoff of multiple mortgages as well as $172.0 million of credit facility borrowings, which resulted in decreased interest expense.

Discontinued Operations

Income from discontinued operations decreased from $2.6 million for the nine months ended September 30, 2009 to $0.1 million for the nine months ended September 30, 2010.  The income from discontinued operations in 2009 represents the income during the nine months ended September 30, 2009 from properties sold throughout 2009 and one property held-for-sale as of September 30, 2010, while the income from discontinued operations in 2010 represents income related to one property held-for-sale as of September 30, 2010.  Net gains on disposition of discontinued operations decreased from $13.5 million for the nine months ended September 30, 2009 to no such gains for the nine months ended September 30, 2010 as a result of the sale of 17 assets during the nine months ended September 30, 2009 compared to no asset sales during the 2010 period.

Same-Store Property Portfolio

Same-store revenues decreased from $162.4 million for the nine months ended September 30, 2009 to $161.1 million for the nine months ended September 30, 2010, a decrease of $1.3 million, or 1%.  This decrease is primarily attributable to an increase in average occupancy offset by a decrease in realized annual rent per occupied square foot on the same-store portfolio in the 2010 period as compared to the 2009 period.  Same-store property operating expenses decreased from $65.3 million for the nine months ended September 30, 2009 to $64.3 million for the nine months ended September 30, 2010, a decrease of $1.0 million or 1%.  This decrease is primarily attributable to a $0.9 million decrease in real estate tax expense and a $0.3 million decrease in utility expenses during the 2010 period as compared to the 2009 period.

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

Cash Flows

Comparison of the nine months ended September 30, 2010 to the nine months ended September 30, 2009

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2010 and 2009 is as follows (in thousands):

	Nine Months Ended September 30,
	2010	2009	Change

Net cash flow provided by (used in):
Operating activities	$50,947	$46,982	$3,965
Investing activities	$(24,072)	$96,452	$(120,524)
Financing activities	$(106,440)	$(86,211)	$(20,229)

Cash flows provided by operating activities for the nine months ended September 30, 2010 and 2009 were $50.9 million and $47.0 million, respectively, an increase of $3.9 million.  The increase primarily relates to a $3.0 million increase in accounts payable activity as a result of the timing of certain payments during the 2010 period as compared to the 2009 period and increased NOI levels of $0.6 million during the 2010 period as compared to the 2009 period.

Cash provided by (used in) investing activities decreased from $96.5 million in 2009 to ($24.1) million in 2010, a decrease of $120.6 million.  The decrease primarily relates to property dispositions resulting in $61.2 million of proceeds in the 2009 period, net proceeds received from the closing of the HART in August 2009 of approximately $48.7 million, with no similar transactions during the 2010 period, as well as higher acquisition activity in the 2010 period (three facilities for an aggregate purchase price of $32.5 million) relative to no acquisitions during the 2009 period.  The decrease was offset by repayment of notes receivable of $20.1 million during the nine months ended September 30, 2010.

Cash used in financing activities increased from $86.2 million to $106.4 million during the nine months ended September 30, 2009 and 2010, respectively.  The increase primarily relates to higher common share issuance activity in the 2009 period compared to the 2010 period (proceeds of $170.9 million and $20.4 million, respectively), and increased distributions paid to shareholders and non-controlling interests of $5.8 million during 2010 as compared to 2009 due to additional outstanding shares during the 2010 period, offset by decreased net debt payoffs of $136.5 million in the 2010 period as compared to the 2009 period.

Issuance of Common Shares

In April 2009, the Company commenced the sale of up to 10 million common shares pursuant to a continuous offering program.  Pursuant to the program, we may sell shares in amounts and at times to be determined by us.  Actual sales will be determined by a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding.  In connection with the offering program, we engaged a sales agent who receives compensation equal to up to three percent of the gross sales price per common share for any shares sold pursuant to the program.  During the nine months ended September 30, 2010 we sold 2.5 million shares under the program at an average sales price of $8.51 per share resulting in net proceeds of $20.4 million ($30.5 million of net proceeds and 5.0 million shares sold with an average sales price of $6.25 since program inception).  We used the net proceeds to fund the acquisition of storage facilities and for general corporate purposes.

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

Our short term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These liquidity needs will vary from year to year, in some cases significantly.  We expect recurring capital expenditures remaining in fiscal year 2010 to be approximately $2 million to $4 million.  In addition, as of September 30, 2010, our scheduled principal payments on debt, including borrowings outstanding on our unsecured revolving credit facility and unsecured term loans, are approximately $5.8 million during the remainder of 2010 and $90.5 million in 2011.  Subsequent to September 30, 2010, we repaid the YSI 2 mortgage loan of approximately $82.1 million that had a scheduled maturity date of January 11, 2011 with available cash and borrowings from the credit facility.  There were no prepayment costs associated with the early repayment of the loan.

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

Current and Expected Sources of Cash Excluding Credit Facility

As of September 30, 2010, we had approximately $23.2 million in available cash and cash equivalents.  In addition, we had approximately $250.0 million of availability for borrowings under our unsecured revolving credit facility.

Bank Credit Facilities

On December 8, 2009, we entered into a three-year, $450 million senior secured credit facility (the “Secured Credit Facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The Secured Credit Facility was collateralized by mortgages on “borrowing base properties” (as defined in the Secured Credit Facility agreement).  The Secured Credit Facility replaced the prior, three-year $450 million unsecured credit facility, which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the unsecured credit facility were repaid in December 2009.

On September 29, 2010, we amended its existing $450 million credit facility.  The amended credit facility consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility. The amended credit facility has a three year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest based on a borrowing spread based on the our leverage levels plus LIBOR.  We incurred $2.5 million in connection with executing this amendment which was capitalized and is included as a component of loan procurement costs, net of amortization on the our consolidated balance sheet.

At September 30, 2010, $200 million of unsecured term loan borrowings were outstanding under the unsecured credit facility and $250 million was available for borrowing under the unsecured revolving credit facility.  As of September 30, 2010, borrowings under the unsecured credit facility had a weighted average interest rate of 3.8%.

Our ability to borrow under the amended credit facility is subject to our ongoing compliance with the following financial covenants, including among others:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under our amended credit facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

We are currently in compliance with all of our covenants and anticipate being in compliance with all of our covenants through the term of the amended credit facility and unsecured term loan.

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

Our financial instruments consist of both fixed and variable rate debt.  As of September 30, 2010, our consolidated debt consisted of $456.2 million in fixed rate loans payable and $200.0 million in a variable rate unsecured term loan.  All financial instruments were entered into for other than trading purposes and the fair value of these financial instruments is referred to as the financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the financial instrument position.

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

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $10.5 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $11.0 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three month period ended September 30, 2010:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1- July 31	—	—	N/A	3,000,000
August 1- August 31	—	—	N/A	3,000,000
September 1- September 30	144	$8.78	N/A	3,000,000

Total	144		N/A	3,000,000

(1)  Represents common shares withheld by the Company upon the vesting of restricted shares to cover employee tax obligations.

(2)  On September 27, 2007, the Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  The Company has made no repurchases under this program.

ITEM 6.  EXHIBITS

Exhibit No.

10.1*

Employment letter Agreement, dated July 13, 2010, by and between U-Store-It Trust and Robert G. Blatz, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 29, 2010

10.2*

Second Amended and Restated Credit Agreement, dated as of September 29, 2010, by and among U-Store-It, L.P., U-Store-It Trust, Wells Fargo Securities, LLC and Banc of America Securities LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 4, 2010

12.1	Statement regarding Computation of Ratios of U-Store-It Trust. (filed here with)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed here with)

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed here with)

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished here with)

* Denotes a contract or compensatory plan, contract or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST
(Registrant)

Date: November 5, 2010	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2010	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)