Form 10-K
period 2010-12-31
U-Store-It Trust
filed 2011-03-01
CIK 1298675

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of the registrant was $693,467,344.

As of February 25, 2011 the number of common shares of the registrant outstanding was 99,427,944.

Documents incorporated by reference:  Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of the Registrant to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and other statements and information publicly disseminated by U- Store-It Trust (“we,” “us,” “our” or the “Company”), contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

•         national and local economic, business, real estate and other market conditions;

•         the competitive environment in which we operate, including our ability to raise rental rates;

•         the execution of our business plan;

•         the availability of external sources of capital;

•         financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•         increases in interest rates and operating costs;

•         counterparty non-performance related to the use of derivative financial instruments;

•         our ability to maintain our status as a real estate investment trust (“REIT”) for federal income tax purposes;

•         acquisition and development risks;

•         increases in taxes, fees, and assessments from state and local jurisdictions;

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

As of December 31, 2010, we owned 363 self-storage facilities located in 26 states and in the District of Columbia containing an aggregate of approximately 23.6 million rentable square feet.  As of December 31, 2010, approximately 76.3% of the rentable square footage at our owned facilities was leased to approximately 152,000 tenants, and no single tenant represented a significant concentration of our revenues.  In addition, as of December 31, 2010, we managed 93 properties for third parties, bringing the total number of properties we owned and/or managed to 456.

Our self-storage facilities are designed to offer affordable, easily-accessible and secure storage space for our residential and commercial customers.  Our customers rent storage units for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats.  Our facilities are designed to accommodate both residential and commercial customers, with features such as security systems and wide aisles and load-bearing capabilities for large truck access.  All of our facilities have an on-site manager during business hours, and 267, or approximately 74%, of our facilities have a manager who resides in an apartment at the facility.  Our customers can access their storage units during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems.  Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 69% of our facilities include climate controlled units, compared to the national average of 36% reported by the 2010 Self-Storage Almanac.

We were formed in July 2004 as a Maryland REIT.  We own our assets and conduct our business through our operating partnership, U-Store-It, L.P. (our “Operating Partnership”), and its subsidiaries.  We control the Operating Partnership as its sole general partner and, as of December 31, 2010, we owned an approximately 95.4% interest in the Operating Partnership.  Our Operating Partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2010 and 2009, we owned 363 and 367 facilities, respectively, that contained an aggregate of 23.6 million and 23.7 million rentable square feet with occupancy rates of 76.3% and 75.2%, respectively.  As of December 31, 2010 we had facilities in the District of Columbia and the following 26 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  A complete listing of, and additional information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following is a summary of our 2010 and 2009 acquisition and disposition activity:

Facility/Portfolio	Location	Transaction Date	Number of Facilities		Purchase / Sales Price (in thousands)

2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1		$5,800
New York City Assets	New York, NY	September 2010	2		26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5		18,560
Manassas Asset	Manassas, VA	November 2010	1		6,050
Apopka Asset	Orlando, FL	November 2010	1		4,235
Wyckoff Asset	New York, NY	December 2010	1		13,600
McLearen Asset	McLearen, VA	December 2010	1		10,200
			12		$85,145

2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1		$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA amd NC	December 2010	15		35,000
			16		$38,100

2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1		$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1		2,825
S. Palmetto Asset	Ontario, CA	June 2009	1		5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1		3,600
Jersey City Asset	Jersey City, NJ	August 2009	1		11,625
Dale Mabry Asset	Tampa, FL	August 2009	1		2,800
Winner Assets 1	Multiple locations in CO	September 2009	6		17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009		(b)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1			(c)
Boulder Assets (a)	Boulder, CO	September 2009	4		32,000
Winner Assets 2	Multiple locations in CO	October 2009	2		6,600
Brecksville Asset	Brecksville, OH	November 2009	1		3,300
			20		$90,866
2008 Acquisitions:

Uptown Asset	Washington, DC	January 2008	1		$13,300

2008 Dispositions:

77th Street Asset	Miami, FL	March 2008	1		$2,175
Leesburg Asset	Leesburg, FL	March 2008	1		2,400
Lakeland Asset	Lakeland, FL	April 2008	1		2,050
Endicott Asset	Union, NY	May 2008	1		2,250
Linden Asset	Linden, NJ	June 2008	1		2,825
Baton Rouge/Prairieville Assets	Multiple locations in LA	June 2008	2		5,400
Churchill Assets	Multiple locations in MS	August 2008	4		8,333
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2		10,760
Deland Asset	Deland, FL	September 2008	1		2,780
Mobile Assets	Mobile, AL	September 2008	2		6,140
Hudson Assets	Hudson, OH	October 2008	2		2,640
Stuart/Vero Beach Assets	Multiple locations in FL	October 2008	2		4,550
Skipper Road Assets	Multiple locations in FL	November 2008	2		5,020
Waterway Asset	Miami, FL	December 2008	1		4,635
			23		$61,958

(a)         We provided $17.6 million in seller financing to the buyer as part of the Boulder Assets disposition.  This financing was subsequently repaid during 2010.

(b)        Approximately one third of the Baton Rouge Asset was taken in conjunction with eminent domain proceedings.  We continue to own and operate the remaining two thirds of the asset and include the asset in our total portfolio property count.

(c)         The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings and we have removed this asset from our total portfolio asset count.  We expect to finalize compensatory terms with the State of California during 2011.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At December 31, 2010 and 2009, we owned 363 and 367 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2009 through December 31, 2010:

	2010	2009

Balance - January 1	367	387
Facilities acquired	—	—
Facilities sold	—	(1)
Balance - March 31	367	386
Facilities acquired	—	—
Facilities sold	—	(2)
Balance - June 30	367	384
Facilities acquired	3	—
Facilities sold	—	(16)
Balance - September 30	370	368
Facilities acquired	9	—
Facilities sold	(16)	(1)
Balance - December 31	363	367

Financing Activities

The following summarizes certain financing activities during the year ended December 31, 2010:

•

Amended Credit Facility.  On September 29, 2010, we amended our existing $450 million credit facility. The amended credit facility consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility. The amended credit facility has a three year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest at a borrowing spread based on the our leverage levels plus LIBOR. We incurred $2.5 million in connection with executing this amendment. Such costs are included as a component of loan procurement costs, net of amortization on our consolidated balance sheet.

•

Third Party Management.  On April 28, 2010, we acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”). The transaction was accounted for as a business combination. The 85 management contracts relate to facilities located in 16 states and the District of Columbia. We paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration. We will account for the contingent consideration in our earnings by recording the changes in fair value of the liability.

•

Facility Acquisitions.  During the year ended December 31, 2010, we acquired 12 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $85.1 million. In connection with these acquisitions, we allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $3.7 million.

•

Facility Dispositions.  During the year ended December 31, 2010, we sold 16 self-storage facilities located throughout California and North Carolina for an aggregate sales price of approximately $38.1 million. These sales resulted in the recognition of gains that totaled $1.9 million.

•

Offering Proceeds.  During 2010, we sold 5.6 million common shares under our “at-the-market” program for an average sales price of $8.62 per share resulting in net proceeds of $47.6 million ($57.6 million of net proceeds and 8.1 million shares sold with an average sales price of $7.28 from program inception to December 31, 2010). We used the net proceeds to fund the acquisition of storage facilities and for general corporate purposes.

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

•                  Acquire facilities within targeted markets — During 2011, we expect to complete selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity.  We expect to focus our evaluation of acquisition opportunities in markets where we currently maintain management that can be extended to additional facilities.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities.  Our investment committee, comprised of executive officers and led by Dean Jernigan, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•                  Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including areas within Illinois, Texas, Florida, California and the Northeastern United States and to enter new markets should suitable opportunities arise.

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

Segment

We have one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

Concentration

Our self-storage facilities are located in major metropolitan areas as well as rural areas and have numerous tenants per facility.  No single tenant represented a significant concentration of our 2010 revenues.  Our facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of our total 2010 and 2009 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents do not limit the amount of debt that we may incur, we maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2010, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of our outstanding common shares and operating partnership units and (b) the carrying value of our total indebtedness) was approximately 38.5% compared to approximately 51.9% as of December 31, 2009.  Our ratio of debt to the depreciated cost of our real estate assets as of December 31, 2010 was approximately 43.1% compared to approximately 53.7% as of December 31, 2009.  We expect to finance additional investments in self-storage facilities through the most attractive available sources of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility.  These capital sources may include borrowings under the revolving portion of our unsecured credit facility and through additional secured financings, sales of common or preferred shares in public offerings or private placements, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties or cash and formations of joint ventures.  We also may sell facilities that we no longer view as core assets and reallocate the sales proceeds to fund other growth.

Competition

New self-storage facility development has intensified the competition among self-storage operators in many market areas in which we operate.  Self-storage facilities compete based on a number of factors, including location, rental rates, security, suitability of the facility’s design to prospective customers’ needs and the manner in which the facility is operated and marketed.  In particular, the number of competing self-storage facilities in a particular market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our facilities.  We believe that the primary competition for potential customers of any of our self-storage facilities comes from other self-storage facilities within a three-mile radius of that facility.  We believe our facilities are well-positioned within their respective markets and we emphasize customer convenience, security and professionalism.

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Sovran Self Storage and Extra Space Storage Inc.  These companies, some of which operate significantly more facilities than we do and have greater resources than we have, and other entities may generally be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices.  This competition may generally reduce the number of suitable acquisition opportunities available to us, increase the price required to consummate the acquisition of particular facilities and reduce the demand for self-storage space in areas where our facilities are located.  Nevertheless, we believe that our experience in operating, acquiring, developing and obtaining financing for self-storage facilities should enable us to compete effectively.

Government Regulation

We are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and various federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on or in its property.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.  The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using the real estate as collateral, and may cause the property owner to incur substantial remediation costs.  In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage.  We may also become liable for the costs of removal or remediation of hazardous substances stored at the facilities by a customer even though storage of hazardous substances would be without our knowledge or approval and in violation of the customer’s storage lease agreement with us.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of facilities.  Whenever the environmental assessment for one of our facilities indicates that a facility is impacted by soil or groundwater contamination from prior owners/operators or other sources, we work with our environmental consultants and, where appropriate, state governmental agencies, to ensure that the facility is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

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

Employees

As of December 31, 2010, we employed 1,172 employees, of whom 178 were corporate executive and administrative personnel and 994 were property level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the Securities and Exchange Commission (the “SEC”).  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov.  Our internet website address is www.ustoreit.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to our Business and Operations

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors.  Our facilities in Florida, California,  Texas, Ohio, Tennessee, Illinois and Arizona accounted for approximately 16%, 14%, 12%, 8%, 7%, 7% and 5%, respectively, of our total rentable square feet as of December 31, 2010.  As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

We intend to continue to acquire additional facilities.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to the standards established for our intended market position, the performance of the facility may be below expectations.  Acquired facilities may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure you that the performance of facilities acquired by us will increase or be maintained under our management.

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop facilities, satisfy our debt obligations and/or make distributions to shareholders.

We depend on external sources of capital to fund acquisitions and facility development, to satisfy our debt obligations and to make the required distributions to our shareholders in order to maintain our status as a REIT, which may or may not be available on favorable terms, if at all.  Our access to external sources of capital depends on a number of things, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes.  If we are unable to obtain external sources of capital, we may not be able to acquire or develop facilities when strategic opportunities exist, satisfy our debt obligations or make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

Our facilities and any other facilities we acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us.  Our facilities are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to our employees, utilities, insurance, administrative expenses and costs for repairs and maintenance.  If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

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

If we are unable to promptly re-let our units or if the rates upon such re-letting are significantly lower than expected, then our business and results of operations would be adversely affected.

We derive revenues principally from rents received from customers who rent units at our self-storage facilities under month-to-month leases.  Any delay in re-letting units as vacancies arise would reduce our revenues and harm our operating results.  In addition, lower than expected rental rates upon re-letting could adversely affect our revenues and impede our growth.

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

We also face significant competition for acquisitions and development opportunities.  Some of our competitors have greater financial resources than we do and a greater ability to borrow funds to acquire facilities.  These competitors may also be willing to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher facility acquisition prices.  This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space in certain areas where our facilities are located and, as a result, adversely affect our operating results.

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

Our insurance coverage may not comply fully with certain loan requirements.

Certain of our properties serve as collateral for our mortgage-backed debt, some of which was assumed in connection with our acquisition of facilities that requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment.  We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants.  If we cannot comply with a lender’s requirements in any respect, the lender could declare a default that could affect our ability to obtain future financing and could have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing.  In addition, we may be required to self-insure against certain losses or the Company’s insurance costs may increase.

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

Risks Related to the Real Estate Industry

Our performance and the value of our self-storage facilities are subject to risks associated with our properties and with the real estate industry.

Our rental revenues and operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our facilities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our facilities include but are not limited to:

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

Risks Related to our Qualification and Operation as a REIT

Failure to qualify as a REIT would subject us to U.S. federal income tax which would reduce the cash available for distribution to our shareholders.

We operate our business to qualify to be taxed as a REIT for federal income tax purposes.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court.  As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws.  In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers.  We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income ,excluding net capital gains.  The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements for us.  Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.  If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Failure of the Operating Partnership (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to out shareholders.

If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership would be taxable as a corporation.  In such event we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership or a subsidiary partnership would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

To maintain our REIT status, we may be forced to borrow funds on a short term basis during unfavorable market conditions.

As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income, that may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates.  Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax.  We have elected to treat some of our subsidiaries as taxable REIT subsidiaries, including U-Store-It Mini Warehouse Co., and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future.  In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT.  In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.  Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs.  To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

We face possible federal, state and local tax audits.

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes.  Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits.  Although we believe that we have substantial arguments in favor of our positions in the ongoing audits, in some instances there is no controlling precedent or interpretive guidance on the specific point at issue.  Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material.  However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

Risks Related to our Debt Financings

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

Our credit facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and net worth tests.  Our ability to borrow under our credit facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the credit facility and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.

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

Risks Related to our Organization and Structure

We are dependent upon our senior management team whose continued service is not guaranteed.

Our executive team, including our Named Executive Officers, have extensive self-storage, real estate and public company experience.  Although we have employment agreements with these members of our senior management team, we cannot provide any assurance that any of them will remain in our employment.  The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2010, we had 994 field personnel involved in the management and operation of our facilities.  The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

Robert J. Amsdell, our former Chairman and Chief Executive Officer; Barry L. Amsdell, a former Trustee; Todd C. Amsdell, our former Chief Operating Officer and former President of our development subsidiary; and the Amsdell Entities (collectively, “The Amsdell Family”) collectively own an approximate 13.3% beneficial interest in our company on a fully diluted basis and therefore have the ability to exercise significant influence on any matter presented to our shareholders.

The Amsdell Family collectively owns approximately 11.97% of our outstanding common shares, and an approximate 13.3% beneficial interest in our company on a fully diluted basis.  Consequently, the Amsdell Family may be able to significantly influence the outcome of matters submitted for shareholder action, including the election of our Board of Trustees and approval of significant corporate transactions, including business combinations, consolidations and mergers.  As a result, Robert J. Amsdell, Barry L. Amsdell and Todd C. Amsdell have substantial influence on us and could exercise their influence in a manner that conflicts with the interests of our other shareholders.

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

Maryland law provides that a trustee or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  Our declaration of trust and bylaws require us to indemnify our Trustees and officers for actions taken on behalf of the Company by them in those capacities to the extent permitted by Maryland law.  Accordingly, in the event that actions taken in good faith by any Trustee or officer impede our performance, our shareholders’ ability to recover damages from that Trustee or officer will be limited.

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

Risks Related to our Securities

Additional issuances of equity securities may be dilutive to shareholders.

The interests of our shareholders could be diluted if we issue additional equity securities to finance future acquisitions or developments or to repay indebtedness.  Our Board of Trustees may authorize the issuance of additional equity securities without shareholder approval.  Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.

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

The market price of our common shares has been subject to significant fluctuations and may continue to fluctuate or decline.  Between 2009 and December 31, 2010, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $9.62 to a low of $1.50.  In the past several years, REIT stocks have experienced high levels of volatility and significant declines in value from their historic highs.  Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2010, we owned 363 self-storage facilities located in 26 states and the District of Columbia; and aggregating approximately 23.6 million rentable square feet.  The following table sets forth certain summary information regarding our facilities by state as of December 31, 2010.

			Total	% of Total
	Number of	Number of	Rentable	Rentable
State	Facilities	Units	Square Feet	Square Feet	Occupancy

Florida	52	36,595	3,871,103	16.3%	75.9%
California	44	27,849	3,203,558	13.5%	70.0%
Texas	44	21,374	2,718,409	11.5%	79.9%
Ohio	33	15,336	1,873,017	7.8%	75.9%
Illinois	27	13,875	1,608,368	6.8%	82.0%
Tennessee	24	12,821	1,683,937	7.1%	77.7%
Arizona	24	11,569	1,246,379	5.3%	80.7%
Connecticut	17	7,091	847,311	3.6%	78.0%
New Jersey	16	10,366	1,039,610	4.4%	67.5%
Georgia	9	6,033	759,575	3.2%	75.8%
Indiana	9	5,157	592,790	2.5%	73.3%
New York	9	7,269	559,239	2.4%	75.1%
New Mexico	9	3,408	387,340	1.6%	82.4%
Colorado	8	4,061	492,344	2.1%	83.9%
North Carolina	6	3,859	462,998	2.0%	74.0%
Maryland	5	4,162	518,252	2.2%	80.2%
Virginia	4	2,517	273,267	1.2%	72.3%
Michigan	4	1,885	270,869	1.2%	72.7%
Utah	4	2,253	241,523	1.0%	73.0%
Massachusetts	4	2,378	207,326	0.9%	65.3%
Louisiana	3	1,415	195,017	0.8%	80.1%
Pennsylvania	2	1,615	173,819	0.7%	83.2%
Nevada	2	893	96,732	0.4%	84.9%
Alabama	1	797	128,999	0.6%	73.5%
Washington DC	1	752	63,085	0.3%	89.9%
Mississippi	1	507	61,251	0.3%	80.9%
Wisconsin	1	485	58,500	0.3%	76.2%
Total/Weighted Average	363	206,322	23,634,618	100.0%	76.3%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2010. Our ownership of each facility consists of a fee interest in the facility held by our Operating Partnership, or one of its subsidiaries, except for our Morris Township, NJ facility, that is subject to a ground lease.  In addition, small parcels of land at five of our other facilities are subject to ground leases.

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Mobile, AL †	1997	1974/90	128,999	73.5%	797	Y	1.4%
Chandler, AZ	2005	1985	47,520	77.4%	437	Y	6.9%
Glendale, AZ	1998	1987	56,850	78.6%	517	Y	0.0%
Green Valley, AZ	2005	1985	25,100	62.2%	253	N	8.2%
Mesa I, AZ	2006	1985	52,375	85.9%	482	N	0.0%
Mesa II, AZ	2006	1981	45,445	87.3%	383	Y	8.4%
Mesa III, AZ	2006	1986	58,264	75.1%	489	Y	4.5%
Phoenix I, AZ	2006	1987	100,762	76.4%	756	Y	8.8%
Phoenix II, AZ	2006	1974	45,270	89.0%	402	Y	4.7%
Scottsdale, AZ	1998	1995	80,425	83.2%	657	Y	9.6%
Tempe, AZ	2005	1975	53,890	77.8%	403	Y	13.0%
Tucson I, AZ	1998	1974	59,350	82.2%	483	Y	0.0%
Tucson II, AZ	1998	1988	43,950	82.7%	528	Y	100.0%
Tucson III, AZ	2005	1979	49,822	84.6%	481	Y	0.0%
Tucson IV, AZ	2005	1982	48,008	78.5%	494	Y	3.6%
Tucson V, AZ	2005	1982	45,234	75.8%	416	Y	3.0%
Tucson VI, AZ	2005	1982	40,766	81.5%	408	Y	3.4%
Tucson VII, AZ	2005	1982	52,688	86.4%	595	Y	2.0%
Tucson VIII, AZ	2005	1979	46,650	84.4%	445	Y	0.0%
Tucson IX, AZ	2005	1984	67,648	74.1%	604	Y	2.0%
Tucson X, AZ	2005	1981	46,350	73.0%	421	N	0.0%
Tucson XI, AZ	2005	1974	42,800	84.1%	423	Y	0.0%
Tucson XII, AZ	2005	1974	42,325	86.9%	435	Y	4.8%
Tucson XIII, AZ	2005	1974	45,792	80.4%	509	Y	0.0%
Tucson XIV, AZ	2005	1976	49,095	88.4%	548	Y	8.8%
Apple Valley I, CA	1997	1984	73,440	59.3%	527	Y	0.0%
Apple Valley II, CA	1997	1988	61,555	75.1%	458	Y	5.3%
Benecia, CA	2005	1988/93/05	74,770	85.8%	736	Y	0.0%
Cathedral City, CA †	2006	1982/92	109,340	59.2%	708	Y	2.3%
Citrus Heights, CA	2005	1987	75,620	70.8%	659	Y	0.0%
Diamond Bar, CA	2005	1988	103,034	75.0%	898	Y	0.0%
Escondido, CA	2007	2002	142,870	80.0%	1,228	Y	6.5%
Fallbrook, CA	1997	1985/88	46,620	87.5%	449	Y	0.0%
Lancaster, CA	2001	1987	60,625	53.8%	367	N	0.0%
Long Beach, CA	2006	1974	125,163	62.0%	1,351	Y	0.0%
Murrieta, CA	2005	1996	49,815	83.5%	421	Y	2.9%
North Highlands, CA	2005	1980	57,244	85.7%	469	Y	0.0%
Orangevale, CA	2005	1980	50,392	75.1%	525	Y	0.0%
Palm Springs I, CA	2006	1989	72,675	62.0%	572	Y	0.0%
Palm Springs II, CA †	2006	1982/89	122,370	54.9%	627	Y	8.5%
Pleasanton, CA	2005	2003	85,055	88.0%	692	Y	0.0%
Rancho Cordova, CA	2005	1979	54,128	73.0%	454	Y	0.0%
Rialto I, CA	1997	1987	57,411	59.7%	505	Y	0.0%
Rialto II, CA	2006	1980	99,783	72.0%	749	N	0.0%
Riverside I, CA	2006	1977	67,170	80.6%	641	Y	0.0%
Riverside II, CA	2006	1985	85,196	50.9%	828	Y	3.9%
Roseville, CA	2005	1979	59,869	78.2%	549	Y	0.0%
Sacramento I, CA	2005	1979	51,114	77.9%	540	Y	0.0%
Sacramento II, CA	2005	1986	61,856	61.7%	551	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	61.4%	250	N	0.0%
San Bernardino II, CA	1997	1991	41,546	69.3%	375	Y	0.0%
San Bernardino IV, CA	1997	1985/92	35,671	73.0%	398	N	0.0%
San Bernardino V, CA	2005	2002/04	83,507	61.6%	733	Y	11.8%
San Bernardino VI, CA	2006	1974	57,145	52.8%	501	Y	4.2%
San Bernardino VII, CA	2006	1975	103,860	55.8%	951	Y	0.0%
San Bernardino VIII, CA	2006	1978	78,729	82.0%	623	Y	1.3%
San Bernardino IX, CA	2006	1977	95,129	52.5%	890	Y	0.0%
San Marcos, CA	2005	1979	37,430	76.4%	244	Y	0.0%
Santa Ana, CA	2006	1984	63,571	81.4%	714	Y	2.4%
South Sacramento, CA	2005	1979	51,940	68.0%	412	Y	0.0%
Spring Valley, CA	2006	1980	55,045	79.5%	714	Y	0.0%
Temecula I, CA	1998	1985/2003	81,700	65.7%	684	Y	46.4%
Temecula II, CA	2006	2003	84,398	80.3%	627	Y	51.3%
Thousand Palms, CA	2006	1988/01	75,445	57.8%	766	Y	27.1%
Vista I, CA	2001	1988	74,405	83.9%	615	Y	0.0%
Vista II, CA	2005	2001/02/03	147,281	74.7%	1,270	Y	2.3%
Walnut, CA	2005	1987	50,708	72.5%	536	Y	9.2%
West Sacramento, CA	2005	1984	39,715	78.1%	484	Y	0.0%
Westminster, CA	2005	1983/98	68,148	75.2%	558	Y	0.0%
Aurora, CO	2005	1981	75,827	80.9%	603	Y	0.0%
Colorado Springs I, CO	2005	1986	47,975	92.0%	455	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	92.9%	425	Y	0.0%
Denver, CO	2006	1997	59,200	83.2%	451	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Federal Heights, CO	2005	1980	54,770	84.8%	559	Y	0.0%
Golden, CO	2005	1985	86,580	81.6%	623	Y	1.2%
Littleton I , CO	2005	1987	53,490	80.8%	447	Y	37.4%
Northglenn, CO	2005	1980	52,102	77.2%	498	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	71.6%	436	Y	6.6%
Branford, CT	1995	1986	50,679	75.9%	431	Y	2.2%
Bristol, CT	2005	1989/99	47,950	82.2%	443	N	22.4%
East Windsor, CT	2005	1986/89	45,800	78.8%	298	N	0.0%
Enfield, CT	2001	1989	52,875	87.9%	369	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,230	70.9%	597	N	6.5%
Manchester I, CT (6)	2002	1999/00/01	47,125	76.0%	459	N	37.6%
Manchester II, CT	2005	1984	52,725	72.4%	394	N	0.0%
Milford, CT	1994	1975	44,885	82.4%	376	N	4.0%
Monroe, CT	2005	1996/03	58,500	71.5%	394	N	0.0%
Mystic, CT	1994	1975/86	50,725	82.9%	560	Y	2.3%
Newington I, CT	2005	1978/97	42,520	68.4%	247	N	0.0%
Newington II, CT	2005	1979/81	36,140	89.0%	197	N	0.0%
Old Saybrook I, CT	2005	1982/88/00	86,950	86.1%	716	N	5.9%
Old Saybrook II, CT	2005	1988/02	26,425	85.1%	254	N	54.2%
South Windsor, CT	1994	1976	72,125	68.3%	553	Y	1.1%
Stamford, CT	2005	1997	28,957	84.8%	367	N	32.8%
Washington, DC	2008	2002	63,085	89.9%	752	Y	96.5%
Boca Raton, FL	2001	1998	37,958	81.2%	605	N	68.2%
Boynton Beach I, FL	2001	1999	61,977	81.4%	763	Y	54.2%
Boynton Beach II, FL	2005	2001	61,727	66.9%	580	Y	82.3%
Bradenton I, FL	2004	1979	68,391	63.9%	635	N	2.7%
Bradenton II, FL	2004	1996	87,815	81.3%	854	Y	40.1%
Cape Coral, FL	2000*	2000	76,567	75.6%	865	Y	83.5%
Dania, FL	1994	1988	58,270	69.9%	497	Y	26.9%
Dania Beach, FL (6)	2004	1984	181,463	64.8%	1,969	N	20.4%
Davie, FL	2001*	2001	81,135	81.3%	843	Y	55.6%
Deerfield Beach, FL	1998*	1998	57,280	84.6%	517	Y	38.8%
Delray Beach, FL	2001	1999	67,821	72.6%	832	Y	39.3%
Fernandina Beach, FL	1996	1986	110,785	74.9%	828	Y	35.7%
Ft. Lauderdale, FL	1999	1999	70,093	88.0%	694	Y	46.8%
Ft. Myers, FL	1998	1998	67,558	60.3%	592	Y	67.2%
Jacksonville I, FL	2005	2005	80,376	86.8%	716	N	100.0%
Jacksonville II, FL	2007	2004	65,070	91.4%	650	N	100.0%
Jacksonville III, FL	2007	2003	65,575	93.7%	683	N	100.0%
Jacksonville IV, FL	2007	2006	77,515	78.7%	701	N	100.0%
Jacksonville V, FL	2007	2004	82,165	80.4%	702	N	82.4%
Kendall, FL	2007	2003	75,395	85.1%	703	N	71.0%
Lake Worth, FL †	1998	1998/02	161,808	89.6%	1,367	Y	37.2%
Lakeland, FL	1994	1988	49,095	79.3%	491	Y	79.4%
Lutz I, FL	2004	2000	66,895	70.6%	614	Y	37.0%
Lutz II, FL	2004	1999	69,232	78.3%	538	Y	20.6%
Margate I, FL †	1994	1979/81	54,505	78.4%	339	N	10.0%
Margate II, FL †	1996	1985	65,186	78.2%	425	Y	28.8%
Merrit Island, FL	2000	2000	50,417	78.7%	465	Y	56.7%
Miami I, FL	1995	1995	46,825	83.9%	560	Y	52.1%
Miami II, FL	1994	1989	67,060	71.3%	568	Y	8.0%
Miami IV, FL	2005	1988/03	150,590	71.3%	1,523	N	86.9%
Naples I, FL	1996	1996	48,150	95.1%	328	Y	26.6%
Naples II, FL	1997	1985	65,850	83.1%	637	Y	44.6%
Naples III, FL	1997	1981/83	80,627	68.4%	818	Y	23.8%
Naples IV, FL	1998	1990	40,475	75.3%	435	N	43.3%
Ocoee, FL	2005	1997	76,130	80.1%	627	Y	15.5%
Orange City, FL	2004	2001	59,586	80.2%	648	N	39.1%
Orlando I, FL (6)	1997	1987	52,170	62.0%	497	Y	4.9%
Orlando II, FL	2005	2002/04	63,084	87.0%	580	N	74.2%
Orlando III, FL	2006	1988/90/96	104,140	65.6%	791	Y	6.9%
Orlando IV, FL	2010	2009	76,615	44.8%	645	N	64.4%
Oviedo, FL	2006	1988/1991	49,251	70.6%	426	Y	3.2%
Pembroke Pines, FL	1997	1997	67,321	81.6%	697	Y	63.2%
Royal Palm Beach I, FL †	1994	1988	98,961	61.1%	675	N	54.5%
Royal Palm Beach II, FL	2007	2004	81,415	69.5%	767	N	82.3%
Sanford, FL	2006	1988/2006	61,810	72.3%	440	Y	28.6%
Sarasota, FL	1998	1998	71,102	65.2%	525	Y	42.5%
St. Augustine, FL	1996	1985	59,725	71.9%	698	Y	29.9%
Stuart, FL	1997	1995	86,883	64.4%	978	Y	51.7%
SW Ranches, FL	2007	2004	64,955	81.8%	648	N	85.3%
Tampa, FL	2007	2001/2002	83,738	83.6%	796	N	28.5%
West Palm Beach I, FL	2001	1997	68,063	79.0%	984	Y	47.2%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
West Palm Beach II, FL	2004	1996	94,503	84.8%	836	Y	73.9%
Alpharetta, GA	2001	1996	90,485	77.5%	665	Y	75.1%
Austell , GA	2006	2000	83,625	70.8%	644	Y	66.0%
Decatur, GA	1998	1986	148,480	72.9%	1,281	Y	2.3%
Norcross, GA	2001	1997	85,410	77.1%	573	Y	55.8%
Peachtree City, GA	2001	1997	49,875	86.7%	438	N	75.6%
Smyrna, GA	2001	2000	56,820	82.1%	488	Y	100.0%
Snellville, GA	2007	1996/1997	80,000	85.3%	755	Y	27.1%
Suwanee I, GA	2007	2000/2003	85,240	68.5%	616	Y	28.7%
Suwanee II, GA	2007	2005	79,640	69.9%	573	N	61.8%
Addison, IL	2004	1979	31,325	88.9%	367	Y	0.0%
Aurora, IL	2004	1996	74,435	75.8%	554	Y	6.9%
Bartlett, IL	2004	1987	51,425	83.2%	411	Y	33.5%
Bellwood, IL	2001	1999	86,650	83.6%	742	Y	52.1%
Des Plaines, IL (6)	2004	1978	74,400	89.1%	637	N	0.0%
Elk Grove Village, IL	2004	1987	64,129	88.0%	626	Y	5.5%
Glenview, IL	2004	1998	100,115	95.0%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	78.7%	722	N	34.1%
Hanover, IL	2004	1987	41,178	76.0%	408	Y	0.4%
Harvey, IL	2004	1987	60,090	84.2%	575	Y	3.0%
Joliet, IL	2004	1993	73,175	72.0%	528	Y	100.0%
Kildeer, IL	2004	1988	46,275	89.0%	429	Y	0.0%
Lombard, IL	2004	1981	58,188	85.3%	548	Y	9.8%
Mount Prospect, IL	2004	1979	65,000	88.2%	587	Y	12.7%
Mundelein, IL	2004	1990	44,700	79.6%	490	Y	8.9%
North Chicago, IL	2004	1985	53,350	74.2%	428	N	0.0%
Plainfield I, IL	2004	1998	53,800	88.7%	401	N	3.3%
Plainfield II, IL	2005	2000	51,900	72.3%	353	N	22.8%
Schaumburg, IL	2004	1988	31,160	88.3%	321	N	5.6%
Streamwood, IL	2004	1982	64,305	73.9%	567	N	4.4%
Warrensville, IL	2005	1977/89	48,796	77.6%	378	N	0.0%
Waukegan, IL	2004	1977	79,500	79.1%	691	Y	8.4%
West Chicago, IL	2004	1979	48,175	83.5%	426	Y	0.0%
Westmont, IL	2004	1979	53,700	90.6%	386	Y	0.0%
Wheeling I, IL	2004	1974	54,210	81.6%	493	N	0.0%
Wheeling II, IL	2004	1979	67,825	68.7%	603	Y	7.3%
Woodridge, IL	2004	1987	50,262	79.9%	466	Y	6.7%
Indianapolis I, IN	2004	1987	43,600	76.9%	326	N	0.0%
Indianapolis II, IN	2004	1997	44,900	75.9%	454	Y	15.6%
Indianapolis III, IN	2004	1999	60,850	77.8%	496	Y	32.8%
Indianapolis IV, IN	2004	1976	62,105	68.6%	526	Y	0.0%
Indianapolis V, IN	2004	1999	74,825	88.7%	584	Y	33.6%
Indianapolis VI, IN	2004	1976	73,003	68.7%	717	Y	0.0%
Indianapolis VII, IN	2004	1992	91,777	71.5%	808	Y	6.4%
Indianapolis VIII, IN	2004	1975	79,998	63.8%	702	Y	0.0%
Indianapolis IX, IN	2004	1976	61,732	70.5%	544	Y	0.0%
Baton Rouge I, LA	1997	1980	35,200	80.5%	329	N	11.6%
Baton Rouge II, LA	1997	1980/1995	80,277	80.6%	563	Y	40.5%
Slidell, LA	2001	1998	79,540	79.5%	523	Y	46.6%
Boston I, MA	2010	555	33,993	51.1%	592	N	98.5%
Boston II, MA	2002	2001	60,695	71.6%	630	Y	100.0%
Leominster, MA	1998	1987/88/00	53,823	65.3%	500	Y	38.5%
Medford, MA	2007	2001	58,815	67.1%	656	Y	96.0%
Baltimore, MD	2001	1999/00	93,350	77.2%	809	Y	45.3%
California, MD	2004	1998	77,865	86.7%	723	Y	39.0%
Gaithersburg, MD	2005	1998	87,045	85.8%	784	Y	42.0%
Laurel, MD †	2001	1978/99/00	162,792	73.8%	1,020	N	41.1%
Temple Hills, MD	2001	2000	97,200	83.4%	826	Y	68.8%
Grand Rapids, MI	1996	1976	87,381	66.3%	525	Y	0.0%
Portage, MI (6)	1996	1980	50,280	92.6%	386	Y	0.0%
Romulus, MI	1997	1997	42,050	73.8%	339	Y	7.4%
Wyoming, MI	1996	1987	91,158	67.2%	635	N	0.0%
Gulfport, MS	1997	1977/93	61,251	80.9%	507	Y	33.5%
Belmont, NC	2001	1996/97/98	81,448	71.7%	581	N	24.2%
Burlington I, NC	2001	1990/91/93/94/98	109,346	61.5%	947	N	4.7%
Burlington II, NC	2001	1991	42,205	69.3%	394	Y	12.0%
Cary, NC	2001	1993/94/97	112,324	75.2%	793	N	7.3%
Charlotte, NC	1999	1999	69,000	86.0%	736	Y	52.8%
Raleigh, NC	1998	1994/95	48,675	90.4%	408	N	8.2%
Brick, NJ	1994	1981	51,725	71.1%	431	N	0.0%
Cherry Hill, NJ	2010	2004	52,600	51.5%	374	Y	0.0%
Clifton, NJ	2005	2001	105,550	78.1%	1,018	Y	85.5%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Cranford, NJ	1994	1987	91,250	72.6%	852	Y	7.9%
East Hanover, NJ	1994	1983	107,579	64.4%	970	N	1.6%
Egg Harbor I, NJ	2010	2005	39,425	37.3%	284	N	11.5%
Egg Harbor II, NJ	2010	2002	71,175	37.5%	706	N	16.4%
Elizabeth, NJ	2005	1925/97	38,830	77.3%	673	N	0.0%
Fairview, NJ	1997	1989	27,925	68.5%	449	N	100.0%
Hamilton, NJ	2006	1990	70,550	60.5%	610	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	80.3%	742	N	100.0%
Linden, NJ	1994	1983	100,325	62.9%	1,117	N	2.8%
Morris Township, NJ (5)	1997	1972	71,776	72.4%	565	Y	1.3%
Parsippany, NJ	1997	1981	66,325	84.2%	566	Y	6.9%
Randolph, NJ	2002	1998/99	52,565	75.7%	546	Y	82.5%
Sewell, NJ	2001	1984/98	57,830	83.5%	463	N	5.3%
Albuquerque I, NM	2005	1985	65,927	83.3%	610	Y	3.2%
Albuquerque II, NM	2005	1985	58,598	83.1%	514	Y	4.1%
Albuquerque III, NM	2005	1986	57,536	87.3%	503	Y	4.7%
Carlsbad, NM	2005	1975	39,999	95.2%	341	Y	0.0%
Deming, NM	2005	1973/83	33,005	83.5%	232	Y	0.0%
Las Cruces, NM	2005	1984	65,740	69.2%	532	Y	2.1%
Lovington, NM	2005	1975	15,550	85.5%	250	Y	0.0%
Silver City, NM	2005	1972	26,975	86.2%	252	Y	0.0%
Truth or Consequences, NM	2005	1977/99/00	24,010	74.2%	174	Y	0.0%
Las Vegas I, NV †	2006	1986	47,882	79.8%	375	Y	5.6%
Las Vegas II, NV	2006	1997	48,850	89.9%	518	Y	75.2%
Jamaica, NY	2001	2000	88,415	74.6%	919	Y	30.7%
Bronx, NY	2010	1931/2004	66,865	74.7%	1,333	N	100.0%
Brooklyn, NY	2010	1917/2004	56,970	76.6%	861	N	100.0%
Queens, NY	2010	1962/2003	61,090	65.9%	1,143	N	25.2%
Wyckoff, NY	2010	1910/2007	62,245	81.3%	1,039	N	90.2%
New Rochelle, NY	2005	1998	48,431	80.1%	399	N	15.0%
North Babylon, NY	1998	1988/99	78,188	79.5%	650	N	9.0%
Riverhead, NY	2005	1985/86/99	38,240	71.2%	326	N	0.0%
Southold, NY	2005	1989	58,795	70.5%	599	N	3.0%
Boardman, OH	1980	1980/89	65,495	74.9%	515	Y	24.0%
Canton I, OH	2005	1979/87	39,750	73.2%	407	N	0.0%
Canton II, OH	2005	1997	26,200	88.9%	192	N	0.0%
Centerville I, OH	2004	1976	80,690	68.2%	619	Y	0.0%
Centerville II, OH	2004	1976	43,150	63.9%	304	N	0.0%
Cleveland I, OH	2005	1997/99	46,000	87.6%	338	Y	4.9%
Cleveland II, OH	2005	2000	58,425	53.2%	568	Y	0.0%
Columbus, OH	2006	1999	72,155	73.1%	607	Y	26.1%
Dayton I, OH	2004	1978	43,100	64.3%	341	N	0.0%
Dayton II, OH	2005	1989/00	48,149	80.0%	391	Y	1.7%
Euclid I, OH	1988*	1988	46,710	71.6%	423	N	22.3%
Euclid II, OH	1988*	1988	47,275	59.5%	376	Y	0.0%
Grove City, OH	2006	1997	89,290	75.1%	772	Y	16.9%
Hilliard, OH	2006	1995	89,690	71.9%	780	Y	24.5%
Lakewood, OH	1989*	1989	39,337	81.2%	456	Y	24.6%
Louisville, OH	2005	1988/90	53,900	74.5%	387	N	0.0%
Marblehead, OH	2005	1988/98	52,300	78.8%	378	Y	0.0%
Mason, OH	1998	1981	33,900	79.3%	279	Y	0.0%
Mentor, OH	2005	1983/99	51,225	90.4%	366	N	16.1%
Miamisburg, OH	2004	1975	59,930	66.4%	430	Y	0.0%
Middleburg Heights, OH	1980*	1980	93,025	88.5%	669	Y	3.8%
North Canton I, OH	1979*	1979	45,200	78.7%	318	Y	0.0%
North Canton II, OH	1983*	1983	44,140	80.0%	346	Y	15.8%
North Olmsted I, OH	1979*	1979	48,665	76.6%	440	Y	7.0%
North Olmsted II, OH	1988*	1988	47,850	75.6%	397	Y	14.2%
North Randall, OH	1998*	1998/02	80,099	84.9%	799	N	90.8%
Perry, OH	2005	1992/97	63,700	75.7%	420	Y	0.0%
Reynoldsburg, OH	2006	1979	66,895	71.9%	664	Y	0.0%
Strongsville, OH	2007	1978	43,727	85.0%	399	Y	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,281	80.6%	713	Y	0.0%
Westlake, OH	2005	2001	62,750	86.9%	453	Y	6.1%
Willoughby, OH	2005	1997	34,064	70.4%	266	Y	10.1%
Youngstown, OH	1977*	1977	65,950	72.6%	523	Y	1.2%
Levittown, PA	2001	2000	76,180	79.6%	654	Y	36.3%
Philadelphia, PA	2001	1999	97,639	86.0%	961	N	47.1%
Alcoa, TN	2005	1986	42,325	83.9%	355	Y	0.0%
Antioch, TN	2005	1985/98	76,160	83.3%	618	Y	8.5%
Cordova I, TN	2005	1987	54,125	72.5%	386	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Cordova II, TN	2006	1995	67,700	83.3%	715	Y	7.1%
Knoxville I, TN	1997	1984	29,337	87.1%	283	Y	6.8%
Knoxville II, TN	1997	1985	38,000	75.0%	328	Y	6.9%
Knoxville III, TN	1998	1991	45,736	73.2%	443	Y	6.9%
Knoxville IV, TN	1998	1983	58,752	64.6%	438	N	1.1%
Knoxville V, TN	1998	1977	42,790	70.0%	370	N	0.0%
Knoxville VI, TN	2005	1975	63,440	71.9%	586	Y	0.0%
Knoxville VII, TN	2005	1983	55,094	67.2%	442	Y	0.0%
Knoxville VIII, TN	2005	1978	95,868	65.6%	761	Y	0.0%
Memphis I, TN	2001	1999	92,320	88.3%	695	N	57.1%
Memphis II, TN	2001	2000	71,710	80.2%	556	N	46.3%
Memphis III, TN	2005	1983	40,807	79.8%	347	Y	6.4%
Memphis IV, TN	2005	1986	38,750	81.5%	322	Y	4.3%
Memphis V, TN	2005	1981	60,120	84.7%	498	Y	0.0%
Memphis VI, TN	2006	1985/93	108,771	85.1%	874	Y	3.3%
Memphis VII, TN	2006	1980/85	115,253	68.3%	578	Y	0.0%
Memphis VIII, TN †	2006	1990	96,060	72.6%	553	Y	0.0%
Nashville I, TN	2005	1984	103,310	80.7%	693	Y	0.0%
Nashville II, TN	2005	1986/00	83,584	82.7%	633	Y	6.6%
Nashville III, TN	2006	1985	101,475	72.8%	620	Y	5.2%
Nashville IV, TN	2006	1986/00	102,450	89.8%	727	Y	7.0%
Austin I, TX	2005	2001	59,520	81.0%	536	Y	58.8%
Austin II, TX	2006	2000/03	65,241	88.3%	594	Y	38.9%
Austin III, TX	2006	2004	70,560	80.8%	579	Y	85.4%
Baytown, TX	2005	1981	38,950	77.4%	360	Y	0.0%
Bryan, TX	2005	1994	60,450	68.1%	495	Y	0.0%
College Station, TX	2005	1993	26,550	69.8%	346	N	0.0%
Dallas, TX	2005	2000	58,382	86.7%	536	Y	28.5%
Denton, TX	2006	1996	60,836	83.5%	462	Y	3.9%
El Paso I, TX	2005	1980	59,652	82.4%	519	Y	0.9%
El Paso II, TX	2005	1980	48,704	92.5%	413	Y	0.0%
El Paso III, TX	2005	1980	71,276	76.2%	595	Y	2.0%
El Paso IV, TX	2005	1983	67,058	81.9%	523	Y	3.2%
El Paso V, TX	2005	1982	62,300	74.4%	398	Y	0.0%
El Paso VI, TX	2005	1985	36,570	91.6%	258	Y	0.0%
El Paso VII, TX †	2005	1982	34,545	82.1%	13	N	0.0%
Fort Worth I, TX	2005	2000	50,621	76.4%	406	Y	26.6%
Fort Worth II, TX	2006	2003	72,925	83.5%	655	Y	49.0%
Frisco I, TX	2005	1996	50,854	84.0%	431	Y	17.5%
Frisco II, TX	2005	1998/02	71,299	83.5%	511	Y	23.8%
Frisco III, TX	2006	2004	75,215	74.9%	610	Y	88.0%
Frisco IV, TX	2010	2007	74,835	73.7%	511	Y	16.4%
Garland I, TX	2006	1991	70,100	79.8%	652	Y	4.4%
Garland II, TX	2006	2004	68,425	79.1%	470	Y	39.6%
Greenville I, TX	2005	2001/04	59,385	73.4%	451	Y	28.8%
Greenville II, TX	2005	2001	44,900	63.7%	312	N	36.3%
Houston I, TX	2005	1981	100,630	79.8%	626	Y	0.0%
Houston II, TX	2005	1977	71,300	79.0%	391	Y	0.0%
Houston III, TX	2005	1984	61,120	70.4%	462	Y	4.3%
Houston IV, TX	2005	1987	43,975	70.9%	383	Y	6.1%
Houston V, TX †	2006	1980/1997	125,930	85.6%	1,011	Y	55.1%
Keller, TX	2006	2000	61,885	79.5%	486	Y	21.1%
La Porte, TX	2005	1984	44,850	81.0%	429	Y	18.6%
Lewisville, TX	2006	1996	58,140	62.7%	429	Y	20.2%
Mansfield, TX	2006	2003	63,075	81.3%	495	Y	38.4%
McKinney I, TX	2005	1996	47,040	89.4%	363	Y	9.0%
McKinney II, TX	2006	1996	70,050	80.2%	539	Y	46.3%
North Richland Hills, TX	2005	2002	57,175	82.8%	432	Y	47.6%
Roanoke, TX	2005	1996/01	59,300	83.7%	448	Y	30.0%
San Antonio I, TX	2005	2005	73,330	84.2%	573	Y	79.0%
San Antonio II, TX	2006	2005	73,230	89.2%	670	N	82.3%
San Antonio III, TX	2007	2006	72,075	85.6%	566	N	87.0%
Sherman I, TX	2005	1998	54,975	77.3%	506	Y	21.1%
Sherman II, TX	2005	1996	48,425	78.3%	391	Y	30.9%
Spring, TX	2006	1980/86	72,751	74.6%	538	N	14.1%
Murray I, UT	2005	1976	60,180	69.9%	647	Y	0.0%
Murray II, UT †	2005	1978	71,221	85.6%	371	Y	2.6%
Salt Lake City I, UT	2005	1976	56,446	70.2%	732	Y	0.0%
Salt Lake City II, UT	2005	1978	53,676	62.8%	503	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,475	67.4%	601	N	21.4%
Fredericksburg II, VA	2005	1998/01	61,257	65.9%	558	N	100.0%
McLearen, VA	2010	2002	69,490	79.0%	719	Y	91.2%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Mannasas, VA	2010	1998	73,045	76.0%	639	Y	51.1%
Milwaukee, WI	2004	1988	58,500	76.2%	485	Y	0.0%

Total/Weighted Average (363 Facilities)			23,634,618	76.3%	206,322

* Denotes facilities developed by us.

† Denotes facilities that contain a significant amount of commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage units, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2010, there was an aggregate of approximately 420,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2010.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled units.

(5) We do not own the land at this facility.  We lease the land pursuant to a ground lease that expires in 2013, but have eight five-year renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2010 and 2015.

Our growth has been achieved by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2010, and for each of the previous three years, grouped by the year during which we first owned or operated the facility.

Our Facilities by Year Acquired - Average Occupied Square Feet (1)

		Rentable Square	Average Occupancy
Year Acquired (2)	# of Facilities	Feet	2010	2009	2008
2007 and earlier	350	22,811,295	76.7%	76.0%	79.8%
2008	1	84,975	80.1%	72.3%	69.5%
2009	—	—	—	—	—
2010	12	738,348	67.7%	—	—

All Facilities Owned as of December 31, 2010	363	23,634,618	76.7%	75.9%	79.8%

Our Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (1)

		Rent per Square Foot
Year Acquired (2)	# of Facilities	2010	2009	2008

2007 and earlier	350	$11.57	$11.73	$11.49
2008	1	21.59	22.13	21.12
2009	—	—	—	—
2010	12	13.50	—	—

All Facilities Owned as of December 31, 2010	363	$11.66	$11.76	$11.52

Facilities by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (2)	# of Facilities	2010	2009	2008

2007 and earlier	350	17,512,913	17,982,611	18,961,704
2008	1	67,973	61,113	58,844
2009	—	—	—	—
2010	12	480,918	—	—

All Facilities Owned as of December 31, 2010	363	18,061,804	18,043,724	19,020,548

Facilities by Year Acquired - Total Revenues (dollars in thousands) (4)

		Total Revenues
Year Acquired (2)	# of Facilities	2010	2009	2008

2007 and earlier	350	$209,222	$215,245	$222,748
2008	1	1,527	1,404	1,309
2009	—	—	—	—
2010	12	1,663	—	—

All Facilities Owned as of December 31, 2010	363	$212,412	$216,649	$224,057

(1)  Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.  Rental revenue includes customer rental revenues, access, administrative and late fees and revenues from auctions, but does not include ancillary revenues generated at our facilities.

(2)  For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(3)  Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of facilities.

(4)  Represents the result obtained by multiplying total income per occupied square foot by the average occupied square feet for the twelve-month period for each group of facilities.  This result will vary from amounts reported on the financial statements.

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected units, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2011, we anticipate spending approximately $7 million to $9 million associated with these capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in claims from time to time, including the proceeding identified below, which arise in the ordinary course of business.  In the opinion of management, we have made adequate provisions for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on our business, financial condition and operating results.

On November 4, 2009, our Operating Partnership was sued in the Delaware Court of Chancery by Robert J. Amsdell, Barry L. Amsdell, and Amsdell Holdings I, Inc. (collectively, the “Amsdell Plaintiffs”).  The Amsdell Plaintiffs amended their complaint in 2010 to include the Company as a defendant.  The Amsdell Plaintiffs’ lawsuit seeks to compel our Operating Partnership to indemnify the Amsdell Plaintiffs for losses and expenses allegedly incurred by the Amsdell Plaintiffs from legal proceedings filed against the Amsdell Plaintiffs, which proceedings alleged, inter alia, that the Amsdell Plaintiffs breached an agreement to purchase certain real estate located in Brighton, Massachusetts in 2001.  We are vigorously defending against this action.  The matter is presently in the discovery phase and no trial date has been set by the Court.  While management currently believes that resolving this matter will not have a material adverse impact on our business, financial condition or operating results, litigation, as noted above, is subject to inherent uncertainties and management’s view of this matter may change in the future.

ITEM 4.  REMOVED AND RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, there were approximately 52 registered record holders of our common shares.  This figure does not include beneficial owners who hold shares in nominee name.  The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

	High	Low	Cash Dividends Declared
2009
First quarter	$5.03	$1.40	$0.025
Second quarter	$4.93	$2.12	$0.025
Third quarter	$6.83	$4.23	$0.025
Fourth quarter	$7.60	$5.70	$0.025
2010
First quarter	$7.70	$6.31	$0.025
Second quarter	$8.98	$7.25	$0.025
Third quarter	$8.86	$6.88	$0.025
Fourth quarter	$9.56	$8.19	$0.070

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our dividends for 2010 was 100% ordinary income distribution.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2005 and ending December 31, 2010.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
U-Store-It Trust	100.00	103.33	49.25	25.62	43.25	57.05
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NAREIT All Equity REIT Index	100.00	135.06	113.87	70.91	90.76	116.12

The following table provides information about repurchases of the Company’s common shares during the three-month period ended December 31, 2010.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

October	171	$8.43	N/A	3,000,000
November	N/A	N/A	N/A	3,000,000
December	544	$8.79	N/A	3,000,000

Total	715		N/A	3,000,000

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial and operating data on a historical consolidated basis for the Company.  The selected historical financial information for the five-year period ended December 31, 2010 was derived from the Company’s financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended December 31,
	2010	2009	2008	2007	2006
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$195,357	$194,590	$202,200	$186,330	$171,059
Other property related income	18,640	16,086	15,130	15,148	13,344
Other - related party	—	—	—	365	457
Property management fee income	2,829	56	—	—	—
Total revenues	216,826	210,732	217,330	201,843	184,860
OPERATING EXPENSES
Property operating expenses	93,696	91,380	92,533	86,358	75,921
Property operating expenses - related party	—	—	—	59	69
Depreciation and amortization	62,945	69,125	71,974	63,183	58,043
Asset write-off	—	—	—	—	305
Lease abandonment	—	—	—	1,316	—
General and administrative	25,406	22,569	24,964	21,966	21,675
General and administrative - related party	—	—	—	337	613
Total operating expenses	182,047	183,074	189,471	173,219	156,626
OPERATING INCOME	34,779	27,658	27,859	28,624	28,234
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(37,794)	(45,269)	(52,014)	(54,108)	(45,628)
Loan procurement amortization expense	(6,463)	(2,339)	(1,929)	(1,772)	(1,972)
Early extinguishment of debt	—	—	—	—	(1,907)
Interest income	621	681	153	401	1,336
Acquisition related costs	(759)	—	—	—	—
Other	(235)	(33)	94	118	191
Total other expense	(44,630)	(46,960)	(53,696)	(55,361)	(47,980)
LOSS FROM CONTINUING OPERATIONS	(9,851)	(19,302)	(25,837)	(26,737)	(19,746)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,006	4,831	9,219	9,973	10,422
Net gain on disposition of discontinued operations	1,826	14,139	19,720	2,517	—
Total discontinued operations	3,832	18,970	28,939	12,490	10,422
NET (LOSS) INCOME	(6,019)	(332)	3,102	(14,247)	(9,324)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	381	60	(310)	1,170	773
Noncontrolling interest in subsidiaries	(1,755)	(665)	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(7,393)	$(937)	$2,792	$(13,077)	$(8,551)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.12)	$(0.27)	$(0.41)	$(0.43)	$(0.32)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.04	$0.26	$0.46	$0.21	$0.17
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.08)	$(0.01)	$0.05	$(0.22)	$(0.15)

Weighted-average basic and diluted shares outstanding (1)	93,998	70,988	57,621	57,497	57,287
AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(11,049)	$(18,921)	$(23,803)	$(24,542)	$(18,108)
Total discontinued operations	3,656	17,984	26,595	11,465	9,557
Net (loss) income	$(7,393)	$(937)	$2,792	$(13,077)	$(8,551)

	At December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data (in thousands):
Storage facilities, net	$1,428,491	$1,430,533	$1,559,958	$1,647,118	$1,566,815
Total assets	1,478,819	1,598,870	1,597,659	1,687,831	1,615,339
Revolving credit facility	43,000	—	172,000	219,000	90,500
Unsecured term loan	200,000	—	200,000	200,000	200,000
Secured term loan	—	200,000	57,419	47,444	—
Mortgage loans and notes payable	372,457	569,026	548,085	561,057	588,930
Total liabilities	668,266	814,146	1,028,705	1,083,230	930,948
Noncontrolling interest in the Operating Partnership	45,145	45,394	46,026	48,982	107,606
U-Store-It Trust shareholders’ equity	724,216	695,309	522,928	555,619	576,785
Noncontrolling interests in subsidiaries	41,192	44,021	—	—	—
Total liabilities and equity	1,478,819	1,598,870	1,597,659	1,687,831	1,615,339

Other Data:
Number of facilities	363	367	387	409	399
Total rentable square feet (in thousands)	23,635	23,749	24,973	26,119	25,436
Occupancy percentage	76.3%	75.2%	78.9%	79.5%	78.2%
Cash dividends declared per share (2)	$0.145	$0.10	$0.565	$1.05	$1.16

(1)      Excludes operating partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO.  Operating partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Noncontrolling interests in the Operating Partnership.

(2)          The Company announced full quarterly dividends of $0.29 per common share on December 1, 2005, February 22, 2006, April 24, 2006, August 23, 2006, November 3, 2006, February 21, 2007, May 8, 2007, and August 14, 2007;  dividends of $0.18 per common share on December 13, 2007,  February 27, 2008,  May 7, 2008, and August 6, 2008; dividends of $0.025 per common share on December 11, 2008, January 22, 2009, April 22, 2009, July 22, 2009, October 22, 2009, December 5, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; and dividends of $0.07 per common share on December 14, 2010.

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

Overview

The Company is an integrated self-storage real estate company, which means that it has in-house capabilities in the operation, design, development, leasing, and acquisition of self-storage facilities.  The Company has elected to be taxed as a REIT for federal tax purposes.  At December 31, 2010 and 2009, the Company owned 363 and 367 self-storage facilities, respectively, totaling approximately 23.6 million and 23.7 million rentable square feet, respectively.  In addition, as of December 31, 2010, the Company managed 93 properties for third parties, bringing the total number of properties which it owned and/or managed to 456.

The Company derives revenues principally from rents received from its customers who rent units at its self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage units to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  We have a decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

The Company typically experiences seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

The United States has recently experienced an economic downturn that has resulted in higher unemployment, stagnant employment growth, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of total revenues for the year ended December 31, 2010.

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

Basis of Presentation

The accompanying consolidated financial statements include all of the accounts of the Company, and its majority-owned and/or controlled subsidiaries.  The portion of these entities not owned by the Company is presented as noncontrolling interests as of and during the periods presented.  All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs.  When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights.  The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and which the limited partners do not have the ability to dissolve or remove the Company without cause nor substantive participating rights.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

During 2008, the Company acquired a self storage facility and allocated approximately $1.0 million to the intangible value of the in-place leases.  This asset represents the value of in-place leases at the time of acquisition and was fully amortized at December 31, 2009.

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The average estimated life of the intangible value of the management contracts is 56 months and the amortization expense that was recognized during 2010 was approximately $0.9 million.

During the year ended December 31, 2010, the Company acquired 12 self-storage facilities located throughout the United States.   In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $3.7 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2010 was approximately $0.7 million.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2010, 2009 and 2008.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  In accordance with authoritative guidance issued by the FASB on noncontrolling interests in consolidated financial statements, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests.  Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

The Company’s results of operations are affected by the acquisition and disposition activity during the 2010, 2009, and 2008 periods as listed below.  At December 31, 2010, 2009, and 2008, the Company owned 363, 367, and 387 self-storage facilities and related assets, respectively.

•                  In 2010, 12 self-storage facilities were acquired for approximately $85.1 million (the “2010 Acquisitions”) and 16 self-storage facilities were sold for approximately $38.1 million (the “2010 Dispositions”).

•                  In 2009, 20 self-storage facilities were sold for approximately $90.9 million (the “2009 Dispositions”).

•                  In 2008, one self-storage facility was acquired for approximately $13.3 million (the “2008 Acquisition”) and 23 self-storage facilities were sold for approximately $62.0 million (the “2008 Dispositions”).

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$192,739	$193,383	$(644)	0%	$2,618	$1,207	$—	$—	$195,357	$194,590	$767	0%
Other property related income	16,854	15,654	1,200	8%	1,190	432	596	—	18,640	16,086	2,554	16%
Property management fee income	—	—	—	—	—	—	2,829	56	2,829	56	2,773	4952%
Total revenues	209,593	209,037	556	0%	3,808	1,639	3,425	56	216,826	210,732	6,094	3%

OPERATING EXPENSES:
Property operating expenses	82,179	82,835	(656)	-1%	2,258	972	9,259	7,573	93,696	91,380	2,316	3%
NET OPERATING INCOME:	127,414	126,202	1,212	1%	1,550	667	(5,834)	(7,517)	123,130	119,352	3,778	3%

Depreciation and amortization									62,945	69,125	(6,180)	-9%
General and administrative									25,406	22,569	2,837	13%
Subtotal									88,351	91,694	(3,343)	-4%
Operating income									34,779	27,658	7,121	26%

Other Income (Expense):
Interest:
Interest expense on loans									(37,794)	(45,269)	7,475	-17%
Loan procurement amortization expense									(6,463)	(2,339)	(4,124)	176%
Interest income									621	681	(60)	-9%
Acquisition related costs									(759)	—	(759)	100%
Other									(235)	(33)	(202)	612%
Total other expense									(44,630)	(46,960)	2,330	-5%

LOSS FROM CONTINUING OPERATIONS									(9,851)	(19,302)	9,451	49%

DISCONTINUED OPERATIONS
Income from discontinued operations									2,006	4,831	(2,825)	-58%
Net gain on disposition of discontinued operations									1,826	14,139	(12,313)	-87%
Total discontinued operations									3,832	18,970	(15,138)	-80%
NET LOSS									(6,019)	(332)	(5,687)	-1713%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									381	60	321	535%
Noncontrolling interests in subsidiaries									(1,755)	(665)	(1,090)	-164%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(7,393)	$(937)	$(6,456)	-689%

Revenues

Rental income increased from $194.6 million in 2009 to $195.4 million in 2010, an increase of $0.8 million. This increase is primarily attributable to additional income from the 2010 acquisitions of approximately $1.6 million in 2010 with no similar income in 2009, offset by a decrease in the realized annual rent per square foot of 1% related to the same-store property portfolio which resulted in a $0.6 million decrease in same-store rental income.

Other property related income increased from $16.1 million in 2009 to $18.6 million in 2010, an increase of $2.5 million, or 16%.  This increase is primarily attributable to increased fee revenue and insurance commissions related to the same-store properties of $1.3 million and an increase in other property related income of $1.4 million related to the 2010 Acquisitions and other non-same store revenue during 2010 as compared to 2009.

Property management fee income increased to $2.8 million in 2010 from $56,000 during 2009, an increase of $2.8 million.  This increase is attributable to an increase in management fees related to the third party management business, which included 93 facilities as of December 31, 2010 compared to eight facilities as of December 31, 2009.

Operating Expenses

Property operating expenses increased from $91.4 million in 2009 to $93.7 million in 2010, an increase of $2.3 million, or 3%.  This increase is primarily attributable to $1.3 million of increased expenses associated with non same-store properties and additional costs incurred to support the growth of the third party management business, offset by a $0.7 million decrease in same-store expenses primarily attributable to a $0.5 million decrease in real estate tax expense in the 2010 as compared to 2009.

Depreciation and amortization decreased from $69.1 million in 2009 to $62.9 million in 2010, a decrease of $6.2 million, or 9%.  This decrease is primarily attributable to depreciation expense recognized in 2009 related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in 2010.

General and administrative expenses increased from $22.6 million in 2009 to $25.4 million in 2010, an increase of $2.8 million, or 13%.  This increase is primarily attributable to costs related to additional personnel costs during 2010 to support operational functions of the Company as well as non-recurring contract related costs incurred in conjunction with amendments to employment agreements with members of our senior management.

Other Income (Expenses)

Interest expense decreased from $45.3 million in 2009 to $37.8 million in 2010, a decrease of $7.5 million, or 17%.  Approximately $3.9 million of the reduced interest expense related to $175 million of net mortgage loan repayments during the period from January 1, 2009 through December 31, 2010.   Interest expense also decreased by approximately $3.6 million as a result of reduced average outstanding credit facility borrowings and lower interest rates during 2010 as compared to 2009.

Loan procurement amortization expense increased from $2.3 million in 2009 to $6.5 million in 2010, an increase of $4.2 million, or 176%.  The increase is attributable to the amortization of additional costs incurred in relation to the amendment of the credit facility in 2010, and a full year of amortization of costs related to the credit facility and the 17 secured financings entered into in 2009.

Acquisition related costs increased $0.8 million during 2010 with no comparable costs in 2009 as a result of the acquisition of 12 self-storage facilities, in addition to the acquisition of 85 management contracts from United Stor-All, during 2010, compared to no acquisition activity during 2009.

Discontinued Operations

Gains on disposition of discontinued operations decreased from $14.1 million in the 2009 period to $1.8 million in the 2010 period, a decrease of $12.3 million. Gains during 2009 related to the sale of the 20 assets sold during 2009, and gains during 2010 related to the 16 assets sold during 2010.

Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries increased to $1.8 million in the 2010 period from $0.7 million in the 2009 period.  This increase is primarily a result of a full year of activity related to the operations of a joint venture (“HART”), which was formed in August 2009 to own and operate 22 self-storage facilities.  The Company retained a 50% ownership interest in HART and accordingly presents the 50% of the related results that are allocated to the venture partner as an adjustment to net income (loss) when arriving at net income (loss) attributable to shareholders.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2009	2008	(Decrease)	Change	2009	2008	2009	2008	2009	2008	(Decrease)	Change
REVENUES:
Rental income	$190,343	$198,659	$(8,316)	-4%	$4,247	$3,541	$—	$—	$194,590	$202,200	$(7,610)	-4%
Other property related income	15,362	14,773	589	4%	724	357	—	—	16,086	15,130	956	6%
Property management fee income	—	—	—	—	—	—	56	—	56	—	56	100%
Total revenues	205,705	213,432	(7,727)	-4%	4,971	3,898	56	—	210,732	217,330	(6,598)	-3%

OPERATING EXPENSES:
Property operating expenses	81,432	82,486	(1,054)	-1%	2,405	2,064	7,543	7,983	91,380	92,533	(1,153)	-1%
NET OPERATING INCOME:	124,273	130,946	(6,673)	-5%	2,566	1,834	(7,487)	(7,983)	119,352	124,797	(5,445)	-4%

Depreciation and amortization									69,125	71,974	(2,849)	-4%
General and administrative									22,569	24,964	(2,395)	-10%
Subtotal									91,694	96,938	(5,244)	-5%
Operating income									27,658	27,859	(201)	-1%

Other Income (Expense):
Interest:
Interest expense on loans									(45,269)	(52,014)	6,745	-13%
Loan procurement amortization expense									(2,339)	(1,929)	(410)	21%
Interest income									681	153	528	345%
Other									(33)	94	(127)	-135%
Total other expense									(46,960)	(53,696)	6,736	-13%

LOSS FROM CONTINUING OPERATIONS									(19,302)	(25,837)	6,535	25%

DISCONTINUED OPERATIONS
Income from discontinued operations									4,831	9,219	(4,388)	-48%
Net gain on disposition of discontinued operations									14,139	19,720	(5,581)	-28%
Total discontinued operations									18,970	28,939	(9,969)	-34%
NET INCOME (LOSS)									(332)	3,102	(3,434)	-111%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									60	(310)	370	119%
Noncontrolling interests in subsidiaries									(665)	—	(665)	-100%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$(937)	$2,792	$(3,729)	-134%

Revenues

Rental income decreased from $202.2 million in 2008 to $194.6 million in 2009, a decrease of $7.6 million, or 4%.  This decrease is primarily attributable to a decrease of rental income from the same-store properties of $8.3 million due to decreased realized rent per occupied square foot of 4.9% during 2009 as compared to 2008, offset by an increase in rental income of $0.7 million from non same-store properties.

Other property related income increased from $15.1 million in 2008 to $16.1 million in 2009, an increase of $1.0 million, or 6%.  This increase is primarily attributable to increased insurance commissions and merchandise sales of $1.0 million across the portfolio of storage facilities during 2009 as compared to 2008.

Property management fee income increased to $56,000 during 2009 with no comparable income during 2008.  This increase is attributable to an increase in management fees related to the third party management business, which began in 2009 and included eight facilities as of December 31, 2009.

Operating Expenses

Property operating expenses decreased from $92.5 million in 2008 to $91.4 million in 2009, a decrease of $1.1 million, or 1%.  $1.1 million of the decrease is attributable to a same-store expense decline primarily related to a $0.4 million decrease in repairs and maintenance expense and a $0.4 million decrease in utility expenses.

Depreciation and amortization expense decreased from $72.0 million in 2008 to $69.1 million in 2009, a decrease of $2.9 million, or 4%.  The decrease is primarily attributable to amortization expense of $6.8 million incurred during 2008 related to two in-place lease intangible assets acquired in conjunction with property acquisitions during 2008 and 2007, with no similar activity during 2009; offset by additional depreciation expense during 2009 of $3.9 million as compared to 2008 related to capital improvements during 2008 and 2009.

General and administrative expenses decreased from $25.0 million in 2008 to $22.6 million in 2009, a decrease of $2.4 million, or 10%.  This decrease is primarily attributable to $2.1 million in severance related costs incurred during 2008 that the Company did not incur during 2009.

Other Income (Expenses)

Interest expense decreased from $52.0 million in 2008 to $45.3 million in 2009, a decrease of $6.7 million, or 13%.  The decrease is attributable to lower interest rates on borrowings under the Company’s bank term loan and credit facility as well as lower outstanding borrowings on the credit facility during 2009 as compared to 2008.

Loan procurement amortization expense increased from $1.9 million in 2008 to $2.3 million in 2009, an increase of $0.4 million, or 21%.  The increase is attributable to additional costs incurred in relation to the company’s new credit facility and 17 secured financings entered into in 2009.

Interest income increased to $0.7 million in 2009 from $0.2 million in 2008. This increase is primarily attributable to interest income earned on proceeds from the secondary offering completed in August 2009.

Discontinued Operations

Gains on disposition of discontinued operations decreased from $19.7 million in 2008 to $14.1 million in 2009, a decrease of $5.6 million, as a result of the sale of 23 assets during the 2008 period as compared to 20 asset sales during the 2009 period.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss):  interest expense on loans, loan procurement amortization expense, acquisition related costs, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, lease abandonment charge, and general and administrative expense; and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2010 and 2009 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2010	2009	Change
	(in thousands)
Operating activities	$71,517	$62,214	$9,303
Investing activities	$(44,783)	$98,852	$(143,635)
Financing activities	$(123,611)	$(62,042)	$(61,569)

Cash flows provided by operating activities for the year ended December 31, 2010 and 2009 were $71.5 million and $62.2 million, respectively, an increase of $9.3 million.  The increase primarily relates to timing differences associated with a $3.2 million increase in accounts payable and accrued expense activity and a $3.9 million decrease in restricted cash activity during 2010 as compared to 2009 and increased NOI levels during 2010 as compared to 2009.

Cash provided by (used in) investing activities decreased from $98.9 million in 2009 to ($44.8) million in 2010, a decrease of $143.6 million.  The decrease primarily relates to decreased property dispositions in 2010 (aggregate proceeds of $37.3 million related to 16 facilities) compared to 2009 (aggregate proceeds of $68.3 million related to 20 facilities), net proceeds received from the formation of YSI HART Limited Partnership in August 2009 of approximately $48.7 million, with no similar transactions during 2010, as well as higher acquisition activity in 2010 (12 facilities for an aggregate cost of $84.7 million) relative to no acquisitions during 2009.  The decrease was offset by repayment of notes receivable of $20.1 million during 2010.

Cash used in financing activities increased from $62.0 million in 2009 to $123.6 million in 2010, an increase of $61.6 million. The increase primarily relates to higher common share issuance activity in 2009 compared to 2010 (proceeds of $170.9 million and $47.6 million, respectively), and increased distributions paid to shareholders, and non-controlling interests of $5.9 million during 2010 as compared to 2009 due to additional outstanding shares during 2010, offset by decreased net debt repayments of $54.8 million and loan procurement costs of $12.6 million in 2010 as compared to 2009.

Comparison of the Year Ended December 31, 2009 to the Year Ended December 31, 2008

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2009 and 2008 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2009	2008	Change
	(in thousands)
Operating activities	$62,214	$67,012	$(4,798)
Investing activities	$98,852	$27,177	$71,675
Financing activities	$(62,042)	$(94,962)	$32,920

Cash flows provided by operating activities for the year ended December 31, 2009 and 2008 were $62.2 million and $67.0 million, respectively, a decrease of $4.8 million.  The decrease primarily relates to reduced levels of net operating income in 2009 as compared to 2008 and a $1.0 million decrease in other assets during 2009 as compared to 2008 as a result of the timing of certain payments, offset by a $2.4 million reduction in general and administrative expenses during 2009 as compared to 2008.

Cash provided by investing activities was $98.9 million for the year ended December 31, 2009 and $27.2 million for the year ended December 31, 2008, an increase of $71.7 million.  The increase primarily relates to increased proceeds from property dispositions of $11.4 million in 2009 as compared to 2008; net proceeds received from the closing of the a joint venture in August 2009 of approximately $48.7 million with no similar transactions during 2008; as well as higher acquisition activity in 2008 (one facility for a purchase price of $13.3 million) relative to 2009 (no facility acquisition activity).

Cash used in financing activities decreased from $95.0 million in 2008 to $62.0 million in 2009, a decrease of $33.0 million.  The decrease relates primarily to increased net debt payoffs of $158.5 million during 2009 as compared to 2008, an increase of $16.1 million in loan procurement costs related to the origination of 17 new secured financings during 2009; and the new secured term loan in December 2009; offset by proceeds of approximately $170.9 million from the issuance of common shares in 2009, and distributions paid to shareholders and unit holders at $0.72 per share in 2008 as compared to similar distributions paid at $0.10 per share during 2009.

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

In order to qualify as a REIT for federal income tax purposes, we are required to distribute at least 90% of our REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short-term and the long-term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect recurring capital expenditures in the 2011 fiscal year to be approximately $7 million to $9 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and unsecured term loan, are approximately $8.9 million in 2011.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe cash flow from operations, access to our “at the market” program and access to our credit facility are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2011 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under our revolving credit facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

Notwithstanding the discussion above, we believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity.  However, we cannot provide any assurance that this will be the case.  Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.  In addition, dislocation in the United States debt markets may significantly reduce the availability and increase the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the future.  Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

Current and Expected Sources of Cash Excluding Credit Facility

As of December 31, 2010, we had approximately $5.9 million in available cash and cash equivalents.  In addition, we had approximately $207.0 million of availability for borrowings under our revolving credit facility.

Bank Credit Facilities

On December 8, 2009, we entered into a three-year, $450 million senior secured credit facility (the “2009 Credit Facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The 2009 Credit Facility was collateralized by mortgages on “borrowing base properties” (as defined in the 2009 Credit Facility agreement).  The 2009 Credit Facility replaced the prior, three-year $450 million unsecured credit facility (the “2006 Credit Facility”), which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the 2006 Credit Facility were repaid in December 2009.

On September 29, 2010, we amended the 2009 Credit Facility.  The amended credit facility (the “Credit Facility”) consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility.  The Credit Facility has a three-year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest based on a borrowing spread based on the our leverage levels plus LIBOR.  We incurred $2.5 million of costs in connection with executing this amendment which was capitalized and is included as a component of loan procurement costs, net of amortization, on the our consolidated balance sheet.

At December 31, 2010, $200.0 million of unsecured term loan borrowings and $43.0 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility.  Availability for borrowing under the unsecured revolving credit facility was $207.0 million.  As of December 31, 2010, borrowings under the Credit Facility had a weighted average interest rate of 3.8%.

Our ability to borrow under the amended credit facility is subject to our ongoing compliance with the following financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

We are currently in compliance with all of our covenants and anticipate being in compliance with all of our covenants through the term of the Credit Facility.

Other Material Changes in Financial Position

	December 31,		Increase
	2010	2009	(decrease)
	(in thousands)
Selected Assets
Storage facilities, net	$1,428,491	$1,430,533	$(2,042)
Cash and cash equivalents	$5,891	$102,768	$(96,877)
Notes receivable, net	$—	$20,112	$(20,112)

Selected Liabilities
Revolving credit facility	$43,000	$—	$43,000
Unecured term loan	$200,000	$—	$200,000
Secured term loan	$—	$200,000	$(200,000)
Mortgage loans and notes payable	$372,457	$569,026	$(196,569)

Storage facilities, net decreased $2.0 million during 2010 primarily as a result of $64.4 million of depreciation expense recognized during 2010 and $37.4 million related to the disposition of 16 facilities during 2010, offset by the acquisition of 12 facilities for $84.7 million and fixed asset additions.  Cash and cash equivalents decreased $96.9 million primarily due to funding the 2010 acquisitions and the repayment of several mortgages during 2010, offset by proceeds from the 2010 dispositions.  Notes receivable, net consisted of multiple promissory notes received in conjunction with storage facility dispositions and were fully repaid during 2010.

Our revolving credit facility increased $43.0 million as a result of borrowings related to payments for the 2010 acquisitions and the repayment of multiple mortgages in 2010. The unsecured term loan increased $200 million and the secured term loan balance decreased $200 million due to the amendment of the Credit Facility in September 2010.  Mortgage loans and notes payable decreased $196.6 million due to scheduled principal payments and the repayment of several mortgages during the year.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2010 (in thousands):

	Payments Due by Period
							2016 and
	Total	2011	2012	2013	2014	2015	thereafter
Mortgage loans and notes payable (a)	$372,481	$8,893	$163,710	$26,240	$91,058	$60,095	$22,485
Revolving credit facility and unsecured term loan (b)	243,000	—	—	243,000	—	—	—
Interest payments (b)	95,424	29,303	26,561	20,186	9,891	4,450	5,033
Ground leases and third party office lease	548	149	149	149	101	—	—
Related party office leases	1,948	475	475	499	499	—	—
Software and service contracts	1,029	1,029	—	—	—	—	—
Employment contracts	2,138	918	610	610	—	—	—
	$716,568	$40,767	$191,505	$290,684	$101,549	$64,545	$27,518

(a)  Amounts do not include unamortized discounts/premiums.

(b)  Interest on variable rate debt calculated using LIBOR as of December 31, 2010, plus a spread of 3.50%.

We expect that the contractual obligations owed in 2011 will be satisfied by a combination of cash generated from operations and from draws on the revolving credit facility.

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

Our financial instruments consist of both fixed and variable rate debt.  As of December 31, 2010, our consolidated debt consisted of $372.5 million in fixed rate loans payable, $200.0 million in a variable rate unsecured term loan and $43.0 million in the unsecured revolving credit facility.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.4 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.4 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $9.3 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $9.7 million.

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

Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

PART III

ITEM 10.  TRUSTEES AND EXECUTIVE OFFICERS

We have adopted a Code of Ethics for all of our employees, officers and trustees, including our principal executive officer and principal financial officer, which is available on our website at www.ustoreit.com.  We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2011 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers” and “Meetings and Committees of the Board of Trustees.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2010.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	5,013,760	(1)	$10.38	(2)	4,902,492
Equity compensation plans not approved by shareholders	—		—		—
Total	5,013,760		$10.38		4,902,492

(1)                                  Excludes 671,822 shares subject to outstanding restricted share unit awards.

(2)                                  This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the caption “Security Ownership of Management” and “Security Ownership of Beneficial Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is hereby incorporated by reference to the material appearing in the Proxy Statement under the captions “Corporate Governance- Independence of Trustees,” “Policies and Procedures Regarding Review, Approval or Ratification of Transactions With Related Persons,” and “Transactions With Related Persons.”

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

10.27*†

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.28*†

Amended and Restated Executive Employment Agreement, dated January 24, 2011, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2011.

10.29*†

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

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

10.43*†

Indemnification Agreement, dated as of November 5, 2009, by and among U-Store-It Trust, U-Store-It, L.P. and John F. Remondi, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010.

10.44*†

Amended and Restated Noncompetition Agreement, dated as of June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.45*†

Amended and Restated Noncompetition Agreement, dated as of January 24, 2011, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 27, 2011.

10.46*†

Amended and Restated Noncompetition Agreement, dated as of June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.47*†

Schedule of Compensation for Non-Employee Trustees of U-Store-It Trust, effective May 8, 2007, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

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

10.60*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.61*†	Amended and Restated U-Store It Trust 2007 Equity Incentive Plan, effective June 2, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 4, 2010.

10.62*†	2004 Equity Incentive Plan of U-Store-It Trust, effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

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

10.69*

Sales Agreement dated April 3, 2009, among the U-Store-It Trust, U-Store-It, L.P., and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2009.

10.70*†

Letter Agreement dated January 9, 2009 between U-Store-It Trust and Jeffrey P. Foster, incorporated by reference to Exhibit 10.70 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010.

10.71*†

Indemnification Agreement, dated as of February 23, 2010, by and among U-Store-It Trust, U-Store-It, L.P. and Piero Bussani, incorporated by reference to Exhibit 10.71 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on March 1, 2010.

10.72*†

Employment letter Agreement, dated July 13, 2010, by and between U-Store-It Trust and Robert G. Blatz, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 29, 2010.

10.73*

Second Amended and Restated Credit Agreement, dated as of September 29, 2010, by and among U-Store-It, L.P., U-Store-It Trust, Wells Fargo Securities, LLC and Banc of America Securities LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 4, 2010.

10.74*

Amendment No. 1 to Sales Agreement, dated January 26, 2011, by and among U-Store-It Trust, U-Store It, L.P. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2011.

10.75*†

Indemnification Agreement, dated as of January 31, 2011, by and among U-Store-It Trust, U-Store-It, L.P. and Jeffrey F. Rogatz, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2011.

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

Date: March 1, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	March 1, 2011
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer and Trustee	March 1, 2011
Dean Jernigan	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	March 1, 2011
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	March 1, 2011
Piero Bussani

/s/ Harold S. Haller	Trustee	March 1, 2011
Harold S. Haller

/s/ Marianne M. Keler	Trustee	March 1, 2011
Marianne M. Keler

/s/ David J. LaRue	Trustee	March 1, 2011
David J. LaRue

/s/ John R. Remondi	Trustee	March 1, 2011
John R. Remondi

/s/ Jeffrey F. Rogatz	Trustee	March 1, 2011
Jeffrey F. Rogatz

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

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2010, our internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2010, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

U-Store-It Trust:

We have audited U-Store-It Trust and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). U-Store-It Trust’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, U-Store-It Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of U-Store-It Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2011

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

U-Store-It Trust:

We have audited the accompanying consolidated balance sheets of U-Store-It Trust and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule for 2010 as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U-Store-It Trust and subsidiaries as of December 31, 2010 and 2009 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), U-Store-It Trust’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

March 1, 2011

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2010	2009

ASSETS
Storage facilities	$1,743,021	$1,774,542
Less: Accumulated depreciation	(314,530)	(344,009)
Storage facilities, net	1,428,491	1,430,533
Cash and cash equivalents	5,891	102,768
Restricted cash	10,250	16,381
Loan procurement costs, net of amortization	15,611	18,366
Notes receivable, net	—	20,112
Other assets, net	18,576	10,710
Total assets	$1,478,819	$1,598,870

LIABILITIES AND EQUITY

Revolving credit facility	$43,000	$—
Unsecured term loan	200,000	—
Secured term loan	—	200,000
Mortgage loans and notes payable	372,457	569,026
Accounts payable, accrued expenses and other liabilities	36,172	33,767
Distributions payable	7,275	2,448
Deferred revenue	8,873	8,449
Security deposits	489	456
Total liabilities	668,266	814,146

Noncontrolling interests in the Operating Partnership	45,145	45,394

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 98,596,796 and 92,654,979 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	986	927
Additional paid in capital	1,026,952	974,926
Accumulated other comprehensive loss	(1,121)	(874)
Accumulated deficit	(302,601)	(279,670)
Total U-Store-It Trust shareholders’ equity	724,216	695,309
Noncontrolling interests in subsidiaries	41,192	44,021
Total equity	765,408	739,330
Total liabilities and equity	$1,478,819	$1,598,870

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
OPERATIONS

	For the year ended December 31,
	2010	2009	2008
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$195,357	$194,590	$202,200
Other property related income	18,640	16,086	15,130
Property management fee income	2,829	56	—
Total revenues	216,826	210,732	217,330
OPERATING EXPENSES
Property operating expenses	93,696	91,380	92,533
Depreciation and amortization	62,945	69,125	71,974
General and administrative	25,406	22,569	24,964
Total operating expenses	182,047	183,074	189,471
OPERATING INCOME	34,779	27,658	27,859
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(37,794)	(45,269)	(52,014)
Loan procurement amortization expense	(6,463)	(2,339)	(1,929)
Interest income	621	681	153
Acquisition related costs	(759)	—	—
Other	(235)	(33)	94
Total other expense	(44,630)	(46,960)	(53,696)
LOSS FROM CONTINUING OPERATIONS	(9,851)	(19,302)	(25,837)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,006	4,831	9,219
Net gain on disposition of discontinued operations	1,826	14,139	19,720
Total discontinued operations	3,832	18,970	28,939
NET (LOSS) INCOME	(6,019)	(332)	3,102
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	381	60	(310)
Noncontrolling interest in subsidiaries	(1,755)	(665)	—
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(7,393)	$(937)	$2,792

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.12)	$(0.27)	$(0.41)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.04	$0.26	$0.46
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.08)	$(0.01)	$0.05

Weighted-average basic and diluted shares outstanding	93,998	70,988	57,621

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(11,049)	$(18,921)	$(23,803)
Total discontinued operations	3,656	17,984	26,595
Net (loss) income	$(7,393)	$(937)	$2,792

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2007	57,577	$576	$797,940	$(1,664)	$(241,233)	$555,619	$—	$555,619	$48,982
Issuance of restricted shares	46					—		—
Conversion from units to shares						—		—
Amortization of restricted shares			1,297			1,297		1,297
Share compensation expense			1,425			1,425		1,425
Adjustment for noncontrolling interest in operating partnership			367		(310)	57		57	(435)
Net income					3,102	3,102		3,102	310
Other comprehensive loss:
Unrealized loss on interest rate swap				(4,608)		(4,608)		(4,608)
Unrealized loss on foreign currency translation				(1,281)		(1,281)		(1,281)
Distributions					(32,683)	(32,683)		(32,683)	(2,831)
Balance at December 31, 2008	57,623	$576	$801,029	$(7,553)	$(271,124)	$522,928	$—	$522,928	$46,026
Contributions from noncontrolling interests in subsidiaries						—	44,739	44,739	(90)
Issuance of common shares, net	34,677	347	170,501			170,848		170,848
Issuance of restricted shares	85	1				1		1
Conversion from units to shares	270	3				3		3
Amortization of restricted shares			1,631			1,631		1,631
Share compensation expense			1,765			1,765		1,765
Net income (loss)					(937)	(937)	665	(272)	(60)
Other comprehensive income:
Unrealized gain on interest rate swap				6,153		6,153		6,153	1
Unrealized gain on foreign currency translation				526		526		526	27
Distributions					(7,609)	(7,609)	(1,383)	(8,992)	(510)
Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries						—	15	15
Issuance of common shares, net	5,610	56	47,517			47,573		47,573
Issuance of restricted shares	203	2				2		2
Conversion from units to shares	73	1	674			675		675	(675)
Exercise of stock options	56		194			194		194
Amortization of restricted shares			1,759			1,759		1,759
Share compensation expense			1,882			1,882		1,882
Adjustment for noncontrolling interest in operating partnership					(1,510)	(1,510)		(1,510)	1,510
Net (loss) income					(7,393)	(7,393)	1,755	(5,638)	(381)
Other comprehensive loss:
Unrealized loss on foreign currency translation				(247)		(247)	(8)	(255)	(13)
Distributions					(14,028)	(14,028)	(4,591)	(18,619)	(690)
Balance at December 31, 2010	98,597	$986	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	45,145

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2010	2009	2008
Operating Activities
Net (loss) income	$(6,019)	$(332)	$3,102
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	70,850	75,908	80,132
Gain on disposition of discontinued operations	(1,826)	(14,139)	(19,720)
Equity compensation expense	3,641	3,396	2,722
Accretion of fair market value adjustment of debt	(255)	(463)	(446)
Changes in other operating accounts:
Other assets	(427)	388	1,425
Restricted cash	3,889	—	—
Accounts payable and accrued expenses	1,437	(1,797)	(7)
Other liabilities	227	(747)	(196)
Net cash provided by operating activities	$71,517	$62,214	$67,012

Investing Activities
Acquisitions, additions and improvements to storage facilities	(104,441)	(17,882)	(30,738)
Insurance settlements	—	—	1,447
Proceeds from sales of properties, net	37,304	68,257	56,867
Proceeds from notes receivable	20,112	—	—
Proceeds from sales to noncontrolling interests	—	48,641	—
Decrease (increase) in restricted cash	2,242	(164)	(399)
Net cash (used in) provided by investing activities	$(44,783)	$98,852	$27,177

Financing Activities
Proceeds from:
Revolving credit facility	95,000	9,500	57,300
Secured term loans	—	200,000	9,975
Mortgage loans and notes payable	—	116,615	—
Principal payments on:
Revolving credit facility	(52,000)	(181,500)	(104,300)
Unsecured term loans	—	(200,000)	—
Secured term loans	—	(57,419)	—
Mortgage loans and notes payable	(196,205)	(95,211)	(12,526)
Proceeds from issuance of common shares, net	47,573	170,852	—
Exercise of stock options	194	—	—
Contributions from noncontrolling interests in subsidiaries	15	—	—
Distributions paid to shareholders	(9,407)	(6,736)	(41,621)
Distributions paid to noncontrolling interests in Operating Partnership	(482)	(508)	(3,656)
Distributions paid to noncontrolling interest in subsidiaries	(4,591)	(1,383)	—
Loan procurement costs	(3,708)	(16,252)	(134)
Net cash (used in) financing activities	$(123,611)	$(62,042)	$(94,962)

(Decrease) increase in cash and cash equivalents	(96,877)	99,024	(773)

Cash and cash equivalents at beginning of year	102,768	3,744	4,517
Cash and cash equivalents at end of year	$5,891	$102,768	$3,744

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$38,346	$43,764	$52,291
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$1,777	$—	$—
Notes receivable originated upon disposition of property	$—	$17,600	$2,612
Derivative valuation adjustment	$—	$6,153	$(4,608)
Foreign currency translation adjustment	$(268)	$553	$(1,281)

See accompanying notes to the consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, that specializes in acquiring, developing, managing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and the UK and are managed under one reportable segment: we own, operate, develop, manage and acquire self-storage facilities.  The Company owns substantially all of its assets and conducts its operations through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of December 31, 2010 owned a 95.4% interest in the Operating Partnership.  The Company manages its owned assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership, and manages assets owned by third parties through Storage Asset Management, LLC, also a wholly owned subsidiary of the Operating Partnership.   The Company owns four subsidiaries that have elected to be treated as taxable REIT subsidiaries.  In general, a taxable REIT subsidiary, which is treated as a corporation for U.S. federal income tax purposes, may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the FASB on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and which the limited partners do not have the ability to dissolve or remove the Company without cause nor substantive participating rights.

Noncontrolling Interests

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities.  Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair market value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these non controlling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of December 31, 2010.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The average estimated life of the intangible value of the management contracts is 56 months and the amortization expense that was recognized during 2010 was approximately $0.9 million.

During 2008, the Company acquired a self storage facility and allocated approximately $1.0 million to the intangible value of the in-place leases.  This asset represented the value of in-place leases at the time of acquisition and was fully amortized at December 31, 2009.

During the year ended December 31, 2010, the Company acquired 12 self-storage facilities located throughout the United States.   In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $3.7 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2010 was approximately $0.7 million.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 40 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2010, 2009 and 2008.

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

During 2010, the Company sold 16 self-storage facilities throughout California and North Carolina.  During 2009, the Company sold 20 self-storage facilities, including one property that was held for sale as of December 31, 2008.  These 2009 sales occurred in multiple states including California, Colorado, Florida, Louisiana, New Jersey, New Mexico and Ohio.  During 2008, the Company sold 23 storage facilities in multiple states including Alabama, Florida, Louisiana, Mississippi, New Jersey, New York and Ohio.  These sales have been accounted for as discontinued operations and, accordingly, the accompanying financial statements and notes reflect the results of operations of the storage facilities sold as discontinued operations (see Note 10).

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $24.5 million and $26.4 million at December 31, 2010 and 2009, respectively and are reported net of accumulated amortization of $8.8 million and $8.0 million as of December 31, 2010 and 2009, respectively. The costs are amortized over the estimated life of the related debt using the effective interest method and reported as loan procurement amortization expense.

Other Assets

Other assets consist primarily of accounts receivable from tenants, prepaid expenses and intangible assets. Accounts receivable were $3.2 million and $2.3 million as of December 31, 2010 and 2009, respectively. The Company recorded an allowance of approximately $0.6 million and $0.4 million, respectively, related to accounts receivable as of December 31, 2010 and 2009.  The net carrying value of intangible assets as of December 31, 2010 was $8.1 million.

Notes Receivable

As of December 31, 2009, notes receivable of $20.1 million included three promissory notes originated in conjunction with various asset dispositions.  The original principal amounts of the promissory notes ranged from $0.3 million to $17.6 million, bearing interest at rates ranging from 6 to 10 percent with maturity dates ranging from two to three years.  All promissory notes were repaid during 2010.

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

Advertising and Marketing Costs

The Company incurs advertising costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $6.6 million, $6.5 million and $6.5 million in advertising and marketing expenses for the years ended 2010, 2009 and 2008, respectively.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.

Other Property Related Income

Other property related income consists of late fees, administrative charges, tenant insurance commissions, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.1 million during each of the years ended 2010, 2009 and 2008.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  As of December 31, 2010, the Company had an interest rate cap agreement that effectively limited the LIBOR component of the interest rate on $150 million of credit facility borrowings to 1.50% per annum through January 2011.  Additionally, the Company had interest rate swap agreements for notional principal amounts aggregating $300 million at December 31, 2008 that matured on November 20, 2009.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $1.5 billion as of December 31, 2010 and $1.3 billion as of December 31, 2009.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital.  The characterization of the Company’s distributions for 2010 was 100% ordinary income dividends.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2010, 2009, or 2008.

Taxable REIT subsidiaries, such as the TRS, are subject to federal and state income taxes.  The TRS recorded a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $0.3 million and $0.5 million, respectively, as of December 31, 2010 and 2009.

Earnings per Share

Basic earnings per share is calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method of 1,177,000, 547,000 and 94,000 in 2010, 2009 and 2008, respectively, were not included in the calculation of diluted earnings per share, as they were identified as anti-dilutive.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.55237 and 1.62212 U.S. Dollars per Pound at December 31, 2010 and December 31, 2009, respectively, and an average exchange rate of 1.54576 and 1.56476 U.S. Dollars per Pound for the years ended December 31, 2010 and December 31, 2009, respectively.

Recent Accounting Pronouncements

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

Concentration of Credit Risk

The storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 18%, 15%, 10% and 7%, respectively, for the years ended December 31, 2010 and 2009.

3.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of December 31, 2010 and December 31, 2009:

	December 31,	December 31,
	2010	2009
	(in thousands)
Land	$374,569	$369,842
Buildings and improvements	1,273,938	1,243,047
Equipment	93,571	157,452
Construction in progress	943	4,201
Total	1,743,021	1,774,542
Less accumulated depreciation	(314,530)	(344,009)
Storage facilities — net	$1,428,491	$1,430,533

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2010, 2009 and 2008:

Facility/Portfolio	Location	Transaction Date	Number of Facilities		Purchase / Sales Price (in thousands)

2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1		$5,800
New York City Assets	New York, NY	September 2010	2		26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5		18,560
Manassas Asset	Manassas, VA	November 2010	1		6,050
Apopka Asset	Orlando, FL	November 2010	1		4,235
Wyckoff Asset	Queens, NY	December 2010	1		13,600
McLearen Asset	McLearen, VA	December 2010	1		10,200
			12		$85,145

2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1		$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA amd NC	December 2010	15		35,000
			16		$38,100
2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1		$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1		2,825
S. Palmetto Asset	Ontario, CA	June 2009	1		5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1		3,600
Jersey City Asset	Jersey City, NJ	August 2009	1		11,625
Dale Mabry Asset	Tampa, FL	August 2009	1		2,800
Winner Assets 1	Multiple locations in CO	September 2009	6		17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009		(b)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1			(c)
Boulder Assets (a)	Boulder, CO	September 2009	4		32,000
Winner Assets 2	Multiple locations in CO	October 2009	2		6,600
Brecksville Asset	Brecksville, OH	November 2009	1		3,300
			20		$90,866
2008 Acquisitions:

Uptown Asset	Washington, DC	January 2008	1		$13,300

2008 Dispositions:

77th Street Asset	Miami, FL	March 2008	1		$2,175
Leesburg Asset	Leesburg, FL	March 2008	1		2,400
Lakeland Asset	Lakeland, FL	April 2008	1		2,050
Endicott Asset	Union, NY	May 2008	1		2,250
Linden Asset	Linden, NJ	June 2008	1		2,825
Baton Rouge/Prairieville Assets	Multiple locations in LA	June 2008	2		5,400
Churchill Assets	Multiple locations in MS	August 2008	4		8,333
Biloxi/Gulf Breeze Assets	Multiple locations in MS/FL	September 2008	2		10,760
Deland Asset	Deland, FL	September 2008	1		2,780
Mobile Assets	Mobile, AL	September 2008	2		6,140
Hudson Assets	Hudson, OH	October 2008	2		2,640
Stuart/Vero Beach Assets	Multiple locations in FL	October 2008	2		4,550
Skipper Road Assets	Multiple locations in FL	November 2008	2		5,020
Waterway Asset	Miami, FL	December 2008	1		4,635
			23		$61,958

(a)   The Company provided $17.6 million in seller financing to the buyer as part of the Boulder Assets disposition, which was subsequently repaid during 2010.

(b)   Approximately one third of the Baton Rouge Asset was taken in conjunction with eminent domain proceedings.  The Company continues to own and operate the remaining two thirds of the asset and include the asset in the Company’s total portfolio property count.

(c)   The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings and the Company removed this asset from its total portfolio asset count.  The Company expects to finalize compensatory terms with the State of California in 2011.

4.  ACQUISITIONS

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The 85 management contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The Company’s estimate of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted estimated future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration.  The Company records changes in the fair value of the contingent consideration liability in earnings.  The Company has recognized $0.9 million of amortization during 2010.  The Company expensed $0.3 million in transaction related costs during the quarter ended June 30, 2010 that are included in acquisition related costs on the Company’s consolidated statement of operations.  The average estimated life of the intangible value of the management contracts is 56 months.

During the quarter ended March 31, 2008, the Company acquired a self storage facility and allocated approximately $1.0 million to the intangible value of the in-place leases.  This asset represented the value of in-place leases at the time of acquisition.  The estimated life of this asset at the time of acquisition was 12 months.  The Company recognized amortization expense related to this asset of $0.1 million and $0.9 million during 2009 and 2008, respectively.

During 2010, the Company acquired 12 self storage facilities and allocated an aggregate of approximately $3.7 million to the intangible value of the in-place leases.  These assets represent the value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to these assets of $0.7 million during 2010.

Refer to Note 3 for facility details of the 2010, 2009 and 2008 acquisitions.

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

On September 29, 2010, the Company amended the Secured Credit Facility.  The amended credit facility (the “Credit Facility”) consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility. The Credit Facility has a three-year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest based on a borrowing spread based on the Company’s leverage levels plus LIBOR.  The Company incurred $2.5 million in connection with executing this amendment and capitalized such costs as a component of loan procurement costs, net of amortization on the Company’s consolidated balance sheet.

At December 31, 2010, $200.0 million of unsecured term loan borrowings and $43.0 million of unsecured revolving credit facility were outstanding under the Credit Facility and $207.0 million was available for borrowing under the Credit Facility.

As of December 31, 2010, borrowings under the Credit Facility had a weighted average interest rate of 3.8% and the Company was in compliance with all covenants.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2010	2009	Interest Rate	Date
	(in thousands)
YSI 1	$—	$83,342	5.19%	May-10
YSI 4	—	6,065	5.25%	Jul-10
YSI 26	—	9,475	5.00%	Aug-10
YSI 25	—	7,975	5.00%	Oct-10
YSI 2	—	83,480	5.33%	Jan-11
YSI 12	1,477	1,520	5.97%	Sep-11
YSI 13	1,270	1,307	5.97%	Sep-11
YSI 6	76,137	77,370	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,759	1,812	5.97%	Jan-13
YSI 7	3,100	3,163	6.50%	Jun-13
YSI 8	1,771	1,808	6.50%	Jun-13
YSI 9	1,948	1,988	6.50%	Jun-13
YSI 17	4,121	4,246	6.32%	Jul-13
YSI 27	499	516	5.59%	Nov-13
YSI 30	7,316	7,567	5.59%	Nov-13
YSI 11	2,420	2,486	5.87%	Dec-13
USIFB	3,726	3,834	4.80%	Dec-13
YSI 5	3,193	3,281	5.25%	Jan-14
YSI 28	1,555	1,598	5.59%	Feb-14
YSI 34	14,823	14,955	8.00%	Jun-14
YSI 37	2,210	2,244	7.25%	Aug-14
YSI 40	2,520	2,581	7.25%	Aug-14
YSI 44	1,095	1,121	7.00%	Sep-14
YSI 41	3,879	3,976	6.60%	Sep-14
YSI 38	3,973	4,078	6.35%	Oct-14
YSI 45	5,443	5,527	6.75%	Oct-14
YSI 46	3,430	3,486	6.75%	Oct-14
YSI 43	2,919	2,994	6.50%	Nov-14
YSI 48	25,270	25,652	7.25%	Nov-14
YSI 50	2,322	2,380	6.75%	Dec-14
YSI 10	4,091	4,166	5.87%	Jan-15
YSI 15	1,877	1,920	6.41%	Jan-15
YSI 20	62,459	64,258	5.97%	Nov-15
YSI 31	13,660	13,891	6.75%	Jun-19	(a)
YSI 35	4,499	4,499	6.90%	Jul-19	(a)
YSI 32	6,058	6,160	6.75%	Jul-19	(a)
YSI 33	11,370	11,570	6.42%	Jul-19
YSI 42	3,184	3,263	6.88%	Sep-19	(a)
YSI 39	3,931	3,991	6.50%	Sep-19	(a)
YSI 47	3,176	3,250	6.63%	Jan-20	(a)
Unamortized fair value adjustment	(24)	231

Total mortgage loans and notes payable	$372,457	$569,026

(a)                  These borrowings have a fixed interest rate for the first five years of their term, which then resets and remains constant over the final five years of the loan term.

As of December 31, 2010 and 2009, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $540 million and $776 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2010 (in thousands):

2011	$8,893
2012	159,984
2013	29,966
2014	91,058
2015	60,095
2016 and thereafter	22,485
Total mortgage payments	372,481
Plus: Unamortized fair value adjustment	(24)
Total mortgage indebtedness	$372,457

The Company currently intends to fund its 2011 future principal payment requirements from cash provided by operating activities.

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At December 31, 2010, HART had total assets of $89.5 million, including $87.3 million of storage facilities, net and total liabilities of $2.3 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At December 31, 2010, the Venture had total assets of $11.3 million and total liabilities of $4.0 million including a mortgage loan of $3.7 million secured by storage facilities with a net book value of $3.5 million.  At December 31, 2010, the Venture’s creditors had no recourse to the general credit of the Company.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.6% of all outstanding Operating Partnership units as of December 31, 2010 and 4.9% of all outstanding Operating Partnership units as of December 31, 2009.  The interests in the Operating Partnership represented by these units were a component of the consideration that the Company paid to acquire certain self-storage facilities.  The holders of the units are limited partners in the Operating Partnership and have the right to require the Operating Partnership to redeem part or all of their units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain provisions that could result in a settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss attributable to the Company in the consolidated statements of operations.

The per unit cash redemption amount would equal the average of the closing prices of the Company’s common shares on the New York Stock Exchange for the 10 trading days ending prior to the Company’s receipt of the redemption notice for the applicable unit.  At December 31, 2010 and December 31, 2009, 4,737,136 and 4,809,636 units were outstanding, respectively, and the calculated aggregate redemption value of outstanding Operating Partnership units based upon the Company’s average closing share prices.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value as of December 31, 2010, as the estimated redemption value exceeded their carrying value at December 31, 2010, by recording a $1.5 million increase to non-controlling interests with a corresponding decrease to shareholders’ equity.  As of December 31, 2009, the carrying value of the noncontrolling interests exceeded the estimated redemption value so no adjustment was required.

8.  RELATED PARTY TRANSACTIONS

Corporate Office Leases

Subsequent to its entry into lease agreements with related parties for office space, the Operating Partnership entered into sublease agreements with various unrelated tenants for the related office space.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by former executives. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The total amounts of lease payments incurred under the six office leases during the years ended December 31, 2010 and December 31, 2009 were approximately $0.5 million and $0.3 million, respectively.

Total future minimum rental payments due in accordance with the related party lease agreements and total future cash receipts due from our subtenants as of December 31, 2010 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2011	$475	$314
2012	475	314
2013	499	314
2014	499	315
	$1,948	$1,257

Other

During the third quarter of 2009, the Company entered into a relocation transaction with a member of management whereby the Company purchased the former residence of the member of management for $985,000 which was recorded as a component of other assets.  The Company sold the asset on September 10, 2010.

9.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at December 31, 2010 and 2009.  The Company had fixed interest rate loans with a carrying value of $372.5 million and $569.0 million at December 31, 2010 and 2009, respectively.  The estimated fair values of these fixed rate loans were $351.8 million and $530.7 million at December 31, 2010 and 2009, respectively.  The Company had variable interest rate loans with a carrying value of $243.0 million and $200.0 million at December 31, 2010 and 2009, respectively.  The estimated fair values of the variable interest rate loans approximate their carrying values due to their floating rate nature and market spreads.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2010 and 2009.

10.  DISCONTINUED OPERATIONS

For the years ended December 31, 2010, 2009 and 2008, discontinued operations relates to 16 properties that the Company sold during 2010, 20 properties that the Company sold during 2009 (one of which was held-for-sale at December 31, 2008), and 23 properties that the Company sold during 2008 (see Note 3).  Each of the sales during 2010, 2009, and 2008 resulted in the recognition of a gain, which in the aggregate totaled $1.8 million, $14.1 million, and $19.7 million, respectively.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the years ended December 31, 2010, 2009 and 2008 (in thousands):

	For the year ended December 31,
	2010	2009	2008

REVENUES
Rental income	$5,707	$13,496	$23,775
Other property related income	591	1,131	1,829
Total revenues	6,298	14,627	25,604
OPERATING EXPENSES
Property operating expenses	2,581	5,352	9,499
Depreciation and amortization	1,711	4,444	6,886
Total operating expenses	4,292	9,796	16,385
OPERATING INCOME	2,006	4,831	9,219
Income from discontinued operations	2,006	4,831	9,219
Net gain on disposition of discontinued operations	1,826	14,139	19,720
Income from discontinued operations	$3,832	$18,970	$28,939

11.  COMMITMENTS AND CONTINGENCIES

The Company currently owns one self-storage facility subject to a ground lease and five self-storage facilities having parcels of land that are subject to ground leases. The Company recorded ground rent expense of approximately $0.2 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.  Total future minimum rental payments under non-cancelable ground leases are $0.1 million for the years ended December 31, 2011 through December 31, 2014.

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheets at fair value and the related gains or losses are deferred in shareholders’ equity as Accumulated Other Comprehensive Loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.  Ineffectiveness was immaterial for all periods presented.

The Company formally assesses, both at inception of the hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item.  If management determines that a derivative is highly-effective as a hedge, it accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations.  If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively and will reflect in its statements of operations realized and unrealized gains and losses in respect of the derivative.

As of December 31, 2010, the Company had an interest rate cap agreement that effectively limited the LIBOR component of the interest rate on $150 million of credit facility borrowings to 1.50% per annum through January 2011.  The following table includes all other hedge activity during 2009 and 2010 (dollars in thousands).

Hedge		Notional
Product	Hedge Type	Amount	Strike	Effective Date	Maturity

Swap	Cash flow	$50,000	4.7725%	8/24/2007	11/20/2009
Swap	Cash flow	25,000	4.7160%	9/4/2007	11/20/2009
Swap	Cash flow	25,000	2.3400%	3/28/2008	11/20/2009
Swap	Cash flow	200,000	2.7625%	5/28/2008	11/20/2009

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

There were no financial assets and liabilities carried at fair value as of December 31, 2010 or 2009.

14.  SHARE-BASED COMPENSATION PLANS

On June 2, 2010 the Company’s shareholders approved an amendment and restatement of the Company’s 2007 Equity Incentive Plan, a share-based employee compensation plan originally approved by shareholders on May 8, 2007 (as amended and restated, the “2007 Plan”).  On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan” and collectively with the 2007 Plan, the “Plans”).  The purpose of the Plans is to attract and retain highly qualified executive officers, Trustees and key employees and other persons and to motivate such officers, Trustees, key employees and other persons to serve the Company and its affiliates to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the Plans provide for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights and cash awards.  Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals.  Share options granted under the Plans may be non-qualified share options or incentive share options.

The Plans are administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plans and, subject to its right to delegate authority to grant awards, determines the terms and provisions of option grants and share awards.

The 2007 Plan uses a “Fungible Units” methodology for computing the maximum number of common shares available for issuance under the 2007 Plan.  The Fungible Units methodology assigns weighted values to different types of awards under the 2007 Plan without assigning specific numerical limits for different types of awards.  Upon shareholder approval of the amendment and restatement of the 2007 plan in June 2010, a “Fungible Pool Limit” was established consisting of 4,728,561 shares plus any common shares restored to availability upon expiration or forfeiture of then-currently outstanding options or restricted share awards (consisting of 372,135 shares).

The 2007 Plan provides that any common shares made the subject of awards in the form of options or share appreciation rights shall be counted against the Fungible Pool Limit as one (1) unit.  Any common shares made the subject of awards under the 2007 Plan in the form of restricted shares or share units (each a “Full-Value Award”) shall be counted against the Fungible Pool Limit as 1.66 units.  The Fungible Pool Limit and the computation of the number of common shares available for issuance are subject to adjustment upon certain corporate transactions or events, including share splits, reverse share splits and recapitalizations.  The number of shares counted against the Fungible Pool Limit includes the full number of shares subject to the award, and is not reduced in the event shares are withheld to fund withholding tax obligations, or, in the case of options and share appreciation rights, where shares are applied to pay the exercise price.  If an option or other award granted under the 2007 Plan expires, is forfeited or otherwise terminates, the common shares subject to any portion of such option or other award that expires, is forfeited or that otherwise terminates, as the case may be, will again become available for the issuance under the 2007 Plan.

In addition to the overall limit on the number of shares that may be subject to awards under the 2007 Plan, the 2007 Plan limits the number of shares that may be the subject of awards during the three-year period ending December 31, 2012.  Specifically, the average of the following three ratios (each expressed as a percentage) shall not exceed the greater of two percent (2%) or the mean of the Company’s GICS peer group for the three-year period beginning January 1, 2010 and ending December 31, 2012.  The three ratios would correspond to the three calendar years in the three-year period ending December 31, 2012, and each ratio would be computed as (i) the number of shares subject to awards granted in the applicable year divided by (ii) the sum of the number of common shares and units of the Company’s operating partnership (“OP Units”) exchangeable into common shares outstanding at the end of such year.  Solely for purposes of calculating the number of shares subject to awards under this limitation, shares underlying Full-Value Awards will be taken into account in the numerator of the foregoing ratios as 1.5 shares.

Subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 1.0 to 1.66), as described above in any one calendar year covering more than 1,000,000 shares.

With respect to the 2004 Plan, a total of 3,000,000 common shares are reserved for issuance under the 2004 Plan. The maximum number of common shares underlying equity awards that may be granted to an individual participant under the 2004 Plan during any calendar year is 400,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units. The maximum number of common shares that can be awarded under the Plan to any person, other than pursuant to an option, share appreciation rights or time-vested restricted shares, is 250,000 per calendar year under the 2004 Plan.  To the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards become available for future grants under the 2004 Plan, unless the 2004 Plan has been terminated.

Under the Plans, the Compensation Committee determines the vesting schedule of each share award and option. The exercise price for options is equivalent to the fair value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2010, 2009, and 2008 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2010	2009	2008
Risk-free interest rate	3.7%	2.6%	3.4%
Expected dividend yield	5.4%	5.5%	6.9%
Volatility (a)	57.60%	46.49%	27.3%
Weighted average expected life of the options (b)	9.9 years	9.8 years	9.0 years
Weighted average grate date fair value of options granted per share	$2.60	$1.02	$1.09

(a)  Expected volatility is based upon the level of volatility historically experienced.

(b)  Expected life is based upon our expectations of stock option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Volatility for the 2008, 2009, and 2010 grants was based on the trading history of the Company’s shares.

In 2010, 2009, and 2008, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.9 million, $1.8 million and $1.4 million, respectively, which was recorded in general and administrative expense.  Approximately 575,000 share options were issued during 2010 for which the fair value of the options at their respective grant dates was approximately $1.5 million, which vest over three and five years.  As of December 31, 2010, the Company had approximately $2.0 million of unrecognized option compensation cost related to all grants that will be recorded over the next five years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2010, 2009 and 2008:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at December 31, 2007	1,916,771	$18.95	8.74
Options granted	2,400,990	9.43	9.09
Options canceled	(1,006,662)	13.08	—
Options exercised	—	—	—
Balance at December 31, 2008	3,311,099	$13.84	8.42
Options granted	1,456,881	3.75	9.09
Options canceled	(221,676)	11.73	—
Options exercised	—	—	—
Balance at December 31, 2009	4,546,304	$10.71	7.95
Options granted	574,556	7.32	9.06
Options canceled	(50,875)	12.71	—
Options exercised	(56,225)	3.46	8.11
Balance at December 31, 2010	5,013,760	$10.38	7.18

Vested or expected to vest at December 31, 2010	5,013,760	$10.38	7.18
Exercisable at December 31, 2010	2,652,755	$13.12	6.60

At December 31, 2010, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $9.3 million.  The aggregate intrinsic value of options exercised was approximately $0.2 million for the year ended December 31, 2010.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 387,000 restricted shares were issued during 2010 for which the fair value of the restricted shares at their respective grant dates was approximately $2.8 million, which vest over three and five years.  During 2009, approximately 402,000 restricted shares were issued for which the fair value of the restricted shares at their respective grant dates was approximately $1.5 million.  As of December 31, 2010 the Company had approximately $2.2 million of remaining unrecognized restricted share compensation costs that will be recognized over the next four years.

The fair value for restricted shares granted in 2008 was estimated at the time the units were granted.  Awards that contain a market feature were valued using a Monte Carlo-pricing model applying the following weighted average assumptions:

Assumptions:	2008
Risk-free interest rate	2.1%
Volatility of total annual return	28.5%
Weighted average expected life of the units	3 years
Weighted average grant date fair value of units granted	$4.14

The Monte Carlo pricing model was not used to value the 2010 and 2009 restricted shares granted as no market conditions were present in these awards, as the fair value of the restricted share grants were equal to the stock price on the date of grant.

In 2010, 2009 and 2008, the Company recognized compensation expense related to restricted shares issued to employees and Trustees of approximately $1.8 million, $1.6 million and $1.3 million, respectively; these amounts were recorded in general and administrative expense.  The following table presents non-vested restricted share activity during 2010:

Number of Non-
Vested Restricted
Shares
Non-Vested at January 1, 2010	572,320
Granted	386,785
Vested	(235,698)
Forfeited	(51,585)
Non-Vested at December 31, 2010	671,822

15.  EARNINGS PER SHARE AND SHAREHOLDERS’ EQUITY

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2010	2009	2008
	(Dollars and shares in thousands, except per share amounts)

Loss from continuing operations	$(9,851)	$(19,302)	$(25,837)
Noncontrolling interests in the Operating Partnership	557	1,046	2,034
Noncontrolling interest in subsidiaries	(1,755)	(665)	—
Loss from continuing operations attributable to the Company’s common shareholders	$(11,049)	$(18,921)	$(23,803)

Total discontinued operations	3,832	18,970	28,939
Noncontrolling interests in the Operating Partnership	(176)	(986)	(2,344)
Total discontinued operations attributable to the Company’s common shareholders	$3,656	$17,984	$26,595
Net income (loss) attributable to the Company	$(7,393)	$(937)	$2,792

Weighted-average shares outstanding	93,998	70,988	57,621
Share options and restricted share units (1)	—	—	—
Weighted-average diluted shares outstanding (2)	93,998	70,988	57,621

Income (loss) per Common Share:
Continuing operations	$(0.12)	$(0.27)	$(0.41)
Discontinued operations	0.04	0.26	0.46
Basic and diluted earnings (loss) per share	$(0.08)	$(0.01)	$0.05

(1) For the years ended December 31, 2010, 2009 and 2008, the potentially dilutive shares of approximately 1,177,000, 547,000, and 94,000 respectively, were not included in the earnings per share calculation as their effect is antidilutive.

(2) For the years ended December 31, 2010, 2009 and 2008, the Company declared cash dividends per share of $0.145, $0.10 and $0.565, respectively.

The Operating Partnership units and common shares have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common shares on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 4,737,136, 4,809,636 and 5,079,928 as of December 31, 2010, 2009 and 2008, respectively.  There were 98,596,796 common shares outstanding as of December 31, 2010.

Issuance of Common Shares

On August 19, 2009, the Company sold 32.2 million common shares of beneficial interest for net proceeds of approximately $161.9 million.  In April 2009, the Company commenced the sale of up to 10 million common shares pursuant to a continuous offering program, which was amended in January 2011 to include the sale of up to 15 million common shares.  Pursuant to the program, we may sell shares in amounts and at times to be determined by us.  Actual sales will be determined by a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding.  In connection with the offering program, the Company engaged a sales agent who receives compensation equal to up to three percent of the gross sales price per common share for any shares sold pursuant to the program.  During the year ended December 31, 2010 we sold 5.6 million shares under the program at an average sales price of $8.62 per share resulting in net proceeds of $47.6 million ($57.6 million of net proceeds and 8.1 million shares sold with an average sales price of $7.28 since program inception in 2009).  The Company used the net proceeds to fund the acquisition of storage facilities and for general corporate purposes.

16.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded at December 31, 2010 or 2009.  The Company had net deferred tax assets of $0.3 million and $0.5 million, which are included in other assets, as of December 31, 2010 and 2009, respectively.  The Company believes it is more likely than not the deferred tax assets will be realized.

The following table discloses the income tax rates for the periods identified below:

	For the year ended December 31,
	2010	2009	2008
Effective income tax rate
Statutory federal income tax rate	34%	34%	34%
State and local income taxes	4%	4%	4%
Effective income tax rate	38%	38%	38%

	As of December 31,
	2010		2009		2008
	(dollars in thousands)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$2,971	$2,689	$2,177	$1,933	$1,325	$1,185
Other	34	—	258	—	324	—
Deferred taxes	$3,005	$2,689	$2,435	$1,933	$1,649	$1,185

17.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During 2010, the Company completed an acquisition accounted for as a business combination of 85 management contracts from United Stor-All.  Additionally, during the year ended December 31, 2010, the Company acquired 12 self-storage facilities for an aggregate purchase price of approximately $85.1 million.  There were no acquisitions during 2009 (see note 4).

The unaudited condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred subsequent to January 1, 2009 as if each had occurred as of January 1, 2009.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, our consolidated results of operations for the years ended December 31, 2010 and 2009 based on the assumptions described above:

	2010	2009
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$224,586	$222,953
Pro forma loss from continuing operations	(10,880)	(21,296)
Loss per common share from continuing operations:
Basic and diluted — as reported	$(0.12)	$(0.27)
Basic and diluted — as pro forma	(0.12)	(0.28)

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2010 and 2009 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$51,564	$53,163	$55,487	$56,612
Total operating expenses	44,165	46,529	45,683	45,670
Net income (loss) attributable to the Company	(3,475)	(4,521)	(1,480)	2,083
Basic and diluted earnings (loss) per share	(0.04)	(0.05)	(0.02)	0.02

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Total revenues	$53,263	$52,625	$53,082	$51,762
Total operating expenses	45,906	47,135	45,467	44,566
Net income (loss) attributable to the Company	(2,109)	(2,844)	6,818	(2,802)
Basic and diluted earnings (loss) per share	(0.03)	(0.05)	0.09	(0.03)

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 10).

19. COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
NET INCOME (LOSS)	$(6,019)	$(332)	$3,102
Other comprehensive income (loss):
Unrealized gain (loss) on derivative financial instruments	—	6,153	(4,608)
Unrealized gain (loss) on foreign currency translation	(268)	553	(1,281)
COMPREHENSIVE INCOME (LOSS)	$(6,287)	$6,374	$(2,787)

U-STORE-IT
SCHEDULE III
REAL ESTATE AND RELATED DEPRECIATION
DECEMBER 31, 2010
(in thousands)

							Gross Carrying Amount
				Initial Cost			at December 31, 2010
Description	Square Footage	Encumbrances		Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
Mobile, AL	128,999		(A)	226	2,524	1,373	301	3,429	3,730	1,287	1997
Chandler, AZ	47,520			327	1,257	268	327	1,325	1,652	267	2005
Glendale, AZ	56,850		(O)	201	2,265	956	418	2,957	3,375	999	1998
Green Valley, AZ	25,100			298	1,153	165	298	1,147	1,445	226	2005
Mesa I, AZ	52,375			920	2,739	151	921	2,886	3,807	853	2006
Mesa II, AZ	45,445			731	2,176	175	731	2,347	3,078	716	2006
Mesa III, AZ	58,264			706	2,101	168	706	2,265	2,971	687	2006
Phoenix I, AZ	100,762		(O)	1,134	3,376	324	1,135	3,696	4,831	1,099	2006
Phoenix II, AZ	45,270		(O)	756	2,251	282	756	2,530	3,286	728	2006
Scottsdale, AZ	80,425		(O)	443	4,879	1,709	883	6,069	6,952	2,031	1998
Tempe, AZ	53,890		(A)	749	2,159	204	749	2,095	2,844	379	2005
Tucson I, AZ	59,350		(O)	188	2,078	936	384	2,789	3,173	930	1998
Tucson II, AZ	43,950	2,919		188	2,078	924	391	2,767	3,158	914	1998
Tucson III, AZ	49,822		(B)	532	2,048	160	533	1,909	2,442	347	2005
Tucson IV, AZ	48,008		(B)	674	2,595	176	675	2,396	3,071	441	2005
Tucson V, AZ	45,234		(B)	515	1,980	250	515	1,942	2,457	359	2005
Tucson VI, AZ	40,766		(B)	440	1,692	170	440	1,615	2,055	316	2005
Tucson VII, AZ	52,688		(B)	670	2,576	224	670	2,425	3,095	448	2005
Tucson VIII, AZ	46,650		(B)	589	2,265	117	589	2,053	2,642	370	2005
Tucson IX, AZ	67,648		(B)	724	2,786	296	725	2,680	3,405	488	2005
Tucson X, AZ	46,350		(B)	424	1,633	217	425	1,609	2,034	302	2005
Tucson XI, AZ	42,800		(B)	439	1,689	308	439	1,750	2,189	317	2005
Tucson XII, AZ	42,325		(B)	671	2,582	189	672	2,397	3,069	432	2005
Tucson XIII, AZ	45,792		(B)	587	2,258	162	587	2,092	2,679	382	2005
Tucson XIV, AZ	49,095		(O)	707	2,721	227	708	2,553	3,261	468	2005
Apple Valley I, CA	73,440			140	1,570	1,571	476	2,775	3,251	910	1997
Apple Valley II, CA	61,555		(C)	160	1,787	1,196	431	2,681	3,112	914	1997
Benicia, CA	74,770		(O)	2,392	7,028	173	2,392	6,205	8,597	1,092	2005
Cathedral City, CA	109,340		(O)	2,194	10,046	223	2,195	9,283	11,478	2,658	2006
Citrus Heights, CA	75,620		(B)	1,633	4,793	208	1,634	4,319	5,953	820	2005
Diamond Bar, CA	103,034		(O)	2,522	7,404	240	2,524	6,594	9,118	1,235	2005
Escondido, CA	142,870		(M)	3,040	11,804	38	3,040	11,058	14,098	1,999	2007
Fallbrook, CA	46,620			133	1,492	1,492	432	2,663	3,095	863	1997
Lancaster, CA	60,625		(C)	390	2,247	953	556	2,769	3,325	756	2001
Long Beach, CA	125,163		(O)	3,138	14,368	480	3,138	14,844	17,982	3,892	2006
Murrieta, CA	49,815		(M)	1,883	5,532	199	1,903	4,926	6,829	883	2005
North Highlands, CA	57,244		(B)	868	2,546	262	868	2,442	3,310	473	2005
Orangevale, CA	50,392		(B)	1,423	4,175	280	1,423	3,860	5,283	707	2005
Palm Springs I, CA	72,675		(O)	1,565	7,164	130	1,566	7,290	8,856	1,940	2006
Palm Springs II, CA	122,370		(O)	2,131	9,758	375	2,132	10,124	12,256	2,685	2006
Pleasanton, CA	85,055			2,799	8,222	60	2,799	7,117	9,916	1,236	2005
Rancho Cordova, CA	54,128		(B)	1,094	3,212	239	1,095	2,992	4,087	581	2005
Rialto I, CA	57,411		(M)	899	4,118	173	899	4,287	5,186	1,135	2006
Rialto II, CA	99,783			277	3,098	1,745	672	4,390	5,062	1,556	1997
Riverside I, CA	67,170		(M)	1,351	6,183	236	1,351	6,415	7,766	1,695	2006
Riverside II, CA	85,196		(O)	1,170	5,359	346	1,170	5,701	6,871	1,510	2006
Roseville, CA	59,869		(B)	1,284	3,767	375	1,284	3,605	4,889	673	2005
Sacramento I, CA	51,114		(B)	1,152	3,380	230	1,152	3,126	4,278	600	2005
Sacramento II, CA	61,856		(B)	1,406	4,128	147	1,407	3,686	5,093	690	2005
San Bernardino I, CA	31,070		(A)	51	572	1,145	182	1,480	1,662	436	1997
San Bernardino II, CA	41,546		(A)	112	1,251	1,161	306	2,042	2,348	682	1997
San Bernardino IV, CA	35,671		(A)	98	1,093	969	242	1,728	1,970	580	1997
San Bernardino V, CA	83,507		(C)	1,872	5,391	55	1,872	4,783	6,655	891	2005
San Bernardino VI, CA	57,145		(M)	783	3,583	447	783	4,026	4,809	1,037	2006
San Bernardino VII, CA	103,860		(M)	1,205	5,518	252	1,205	5,316	6,521	1,529	2006
San Bernardino VIII, CA	78,729		(M)	1,475	6,753	322	1,476	7,070	8,546	1,867	2006
San Bernardino IX, CA	95,129		(O)	1,691	7,741	286	1,692	7,191	8,883	2,100	2006
San Bernardino X, CA	37,430			775	2,288	121	776	2,078	2,854	381	2005
Santa Ana, CA	63,571		(O)	1,223	5,600	233	1,223	5,829	7,052	1,534	2006
South Sacramento, CA	51,940		(B)	790	2,319	242	791	2,227	3,018	431	2005
Spring Valley, CA	55,045		(M)	1,178	5,394	517	1,178	5,907	7,085	1,502	2006
Temecula I, CA	81,700			660	4,735	1,142	899	5,255	6,154	1,437	1998
Temecula II, CA	84,398		(M)	3,080	5,839	147	3,080	5,876	8,956	1,066	2007
Thousand Palms, CA	75,445		(O)	1,493	6,835	383	1,493	7,214	8,707	1,939	2006
Vista I, CA	74,405			711	4,076	2,081	1,118	5,247	6,365	1,294	2001
Vista II, CA	147,281		(O)	4,629	13,599	198	4,629	11,877	16,506	2,056	2005
Walnut, CA	50,708		(O)	1,578	4,635	184	1,595	4,143	5,738	743	2005

							Gross Carrying Amount
				Initial Cost		Costs	at December 31, 2009
Description	Square Footage	Encumbrances		Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
West Sacramento, CA	39,715		(I)	1,222	3,590	163	1,222	3,241	4,463	563	2005
Westminster, CA	68,148			1,740	5,142	241	1,743	4,649	6,392	878	2005
Aurora, CO	75,827		(B)	1,343	2,986	249	1,343	2,742	4,085	497	2005
Colorado Springs I, CO	47,975		(O)	771	1,717	297	771	1,728	2,499	310	2005
Colorado Springs II, CO	62,400	1,877		657	2,674	199	656	2,870	3,526	763	2006
Denver, CO	59,200		(O)	673	2,741	167	674	2,903	3,577	849	2006
Federal Heights, CO	54,770		(B)	878	1,953	190	879	1,819	2,698	325	2005
Golden, CO	86,580		(B)	1,683	3,744	333	1,684	3,462	5,146	600	2005
Littleton I , CO	53,490		(B)	1,268	2,820	162	1,268	2,516	3,784	434	2005
Northglenn, CO	52,102		(B)	862	1,917	180	862	1,777	2,639	324	2005
Bloomfield, CT	48,700		(O)	78	880	2,208	360	2,780	3,140	903	1997
Branford, CT	50,679			217	2,433	1,203	504	2,924	3,428	930	1995
Bristol, CT	47,950		(C)	1,819	3,161	93	1,819	2,800	4,619	581	2005
East Windsor, CT	45,800		(A)	744	1,294	347	744	1,433	2,177	301	2005
Enfield, CT	52,875			424	2,424	369	473	2,232	2,705	620	2001
Gales Ferry, CT	54,230		(O)	240	2,697	1,409	489	3,492	3,981	1,200	1995
Manchester I, CT (6)	47,125			540	3,096	365	563	2,759	3,322	732	2002
Manchester II, CT	52,725		(C)	996	1,730	173	996	1,652	2,648	337	2005
Milford, CT	44,885		(O)	87	1,050	1,073	274	1,918	2,192	727	1994
Monroe, CT	58,500		(C)	2,004	3,483	573	2,004	3,545	5,549	777	2005
Mystic, CT	50,725		(O)	136	1,645	1,794	410	3,148	3,558	1,191	1994
Newington I, CT	42,520		(C)	1,059	1,840	150	1,059	1,724	2,783	348	2005
Newington II, CT	36,140		(C)	911	1,584	176	911	1,529	2,440	319	2005
Old Saybrook I, CT	86,950		(C)	3,092	5,374	368	3,092	4,977	8,069	1,040	2005
Old Saybrook II, CT	26,425		(C)	1,135	1,973	212	1,135	1,900	3,035	398	2005
South Windsor, CT	72,125			90	1,127	1,118	272	2,043	2,315	748	1994
Stamford, CT	28,957		(C)	1,941	3,374	78	1,941	2,961	4,902	610	2005
Washington, DC	63,085		(I)	871	12,759	306	894	12,020	12,914	1,910	2008
Boca Raton, FL	37,958			529	3,054	1,482	813	3,655	4,468	935	2001
Boynton Beach I, FL	61,977		(C)	667	3,796	1,646	958	4,403	5,361	1,152	2001
Boynton Beach II, FL	61,727		(A)	1,030	2,968	231	1,030	2,821	3,851	528	2005
Bradenton I, FL	68,391		(O)	1,180	3,324	175	1,180	3,079	4,259	604	2004
Bradenton II, FL	87,815		(O)	1,931	5,561	364	1,931	5,227	7,158	1,024	2004
Cape Coral, FL	76,567			472	2,769	2,447	830	4,415	5,245	1,394	2000
Dania Beach, FL (6)	181,463		(O)	3,584	10,324	985	3,584	9,978	13,562	1,883	2004
Dania, FL	58,270		(O)	205	2,068	1,389	481	3,149	3,630	1,189	1994
Davie, FL	81,135			1,268	7,183	745	1,373	6,035	7,408	1,292	2001
Deerfield Beach, FL	57,280		(A)	946	2,999	1,964	1,311	4,542	5,853	1,254	1998
Delray Beach, FL	67,821		(A)	798	4,539	635	883	4,215	5,098	1,167	2001
Fernandina Beach, FL	110,785		(O)	189	2,111	4,894	523	6,658	7,181	1,946	1996
Ft. Lauderdale, FL	70,093			937	3,646	2,361	1,384	5,443	6,827	1,497	1999
Ft. Myers, FL	67,558		(A)	303	3,329	605	328	3,463	3,791	1,129	1998
Jacksonville I, FL	80,376		(O)	1,862	5,362	43	1,862	4,739	6,601	757	2005
Jacksonville II, FL	65,070			950	7,004	34	950	6,371	7,321	1,157	2007
Jacksonville III, FL	65,575		(O)	860	7,409	834	1,670	6,861	8,531	1,242	2007
Jacksonville IV, FL	77,515		(O)	870	8,049	49	870	8,054	8,924	1,462	2007
Jacksonville V, FL	82,165		(O)	1,220	8,210	89	1,220	7,763	8,983	1,403	2007
Lake Worth, FL	161,808			183	6,597	6,755	183	11,728	11,911	3,696	1998
Lakeland, FL	49,095		(A)	81	896	992	256	1,384	1,640	449	1994
Kendall, FL	75,395		(I)	2,350	8,106	65	2,350	7,403	9,753	1,338	2007
Lutz I, FL	66,895		(O)	901	2,478	146	901	2,303	3,204	447	2004
Lutz II, FL	69,232			992	2,868	226	992	2,725	3,717	554	2004
Margate I, FL	54,505		(A)	161	1,763	1,804	399	3,278	3,677	1,192	1994
Margate II, FL	65,186		(O)	132	1,473	1,732	383	2,918	3,301	1,008	1996
Merrit Island, FL	50,417		(A)	716	2,983	492	796	2,815	3,611	653	2000
Miami I, FL	46,825			179	1,999	1,730	484	3,150	3,634	1,056	1995
Miami II, FL	67,060		(C)	253	2,544	1,417	561	3,626	4,187	1,410	1994
Miami IV, FL	150,590		(O)	4,577	13,185	469	4,577	12,038	16,615	1,991	2005
Naples I, FL	48,150	1,095		90	1,010	2,422	270	3,105	3,375	988	1996
Naples II, FL	65,850		(C)	148	1,652	4,231	558	5,446	6,004	1,763	1997
Naples III, FL	80,627		(A)	139	1,561	3,947	598	4,563	5,161	1,607	1997
Naples IV, FL	40,475		(O)	262	2,980	532	407	3,332	3,739	1,212	1998
Ocoee, FL	76,130	3,184		1,286	3,705	107	1,286	3,344	4,630	601	2005
Orange City, FL	59,586		(O)	1,191	3,209	95	1,191	2,896	4,087	556	2004
Orlando I, FL (6)	52,170		(O)	187	2,088	558	240	2,554	2,794	1,140	1997
Orlando II, FL	63,084		(C)	1,589	4,576	87	1,589	4,099	5,688	737	2005
Orlando III, FL	104,140		(O)	1,209	7,768	257	1,209	8,021	9,230	2,056	2006
Orlando IV, FL	76,615			633	3,587	32	633	3,619	4,252	17	2010
Oviedo, FL	49,251		(O)	440	2,824	407	440	3,227	3,667	841	2006
Pembroke Pines, FL	67,321			337	3,772	2,658	953	5,774	6,727	1,945	1997
Royal Palm Beach I, FL	98,961			205	2,148	2,692	741	4,238	4,979	1,702	1994
Royal Palm Beach II, FL	81,415		(O)	1,640	8,607	69	1,640	8,163	9,803	1,473	2007

							Gross Carrying Amount
				Initial Cost			at December 31, 2010
Description	Square Footage	Encumbrances		Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
Sanford, FL	61,810		(O)	453	2,911	129	453	3,036	3,489	798	2006
Sarasota, FL	71,102		(A)	333	3,656	1,203	529	4,166	4,695	1,319	1998
St. Augustine, FL	59,725		(O)	135	1,515	3,224	383	4,462	4,845	1,512	1996
Stuart, FL	86,883		(C)	324	3,625	2,762	685	5,974	6,659	1,997	1997
SW Ranches, FL	64,955	3,931		1,390	7,598	41	1,390	6,748	8,138	1,222	2007
Tampa, FL	83,738			2,670	6,249	102	2,670	5,816	8,486	1,071	2007
West Palm Beach I, FL	68,063		(O)	719	3,420	1,535	835	4,038	4,873	1,097	2001
West Palm Beach II, FL	94,503			2,129	8,671	254	2,129	7,435	9,564	1,459	2004
Alpharetta, GA	90,485			806	4,720	927	967	4,132	5,099	1,005	2001
Austell , GA	83,625	2,210		1,635	4,711	161	1,643	4,860	6,503	1,123	2006
Decatur, GA	148,480		(O)	616	6,776	157	616	6,856	7,472	2,545	1998
Norcross, GA	85,410			514	2,930	749	632	2,992	3,624	742	2001
Peachtree City, GA	49,875		(O)	435	2,532	543	529	2,489	3,018	631	2001
Smyrna, GA	56,820			750	4,271	169	750	3,494	4,244	863	2001
Snellville, GA	80,000		(O)	1,660	4,781	152	1,660	4,929	6,589	1,032	2007
Suwanee I, GA	85,240		(O)	1,737	5,010	145	1,737	5,151	6,888	1,077	2007
Suwanee II, GA	79,640		(O)	800	6,942	—	622	6,626	7,248	1,199	2007
Addison, IL	31,325		(O)	428	3,531	226	428	3,315	3,743	636	2004
Aurora, IL	74,435		(O)	644	3,652	114	644	3,311	3,955	635	2004
Bartlett, IL	51,425		(O)	931	2,493	164	931	2,340	3,271	446	2004
Hanover, IL	41,178		(C)	1,126	2,197	163	1,126	2,078	3,204	400	2004
Bellwood, IL	86,650		(C)	1,012	5,768	644	1,012	5,189	6,201	1,352	2001
Des Plaines, IL (6)	74,400	3,430		1,564	4,327	281	1,564	4,058	5,622	781	2004
Elk Grove Village, IL	64,129		(O)	1,446	3,535	230	1,446	3,297	4,743	651	2004
Glenview, IL	100,115		(O)	3,740	10,367	169	3,740	9,255	12,995	1,780	2004
Gurnee, IL	80,300		(O)	1,521	5,440	244	1,521	5,007	6,528	986	2004
Harvey, IL	60,090		(O)	869	3,635	169	869	3,342	4,211	630	2004
Joliet, IL	73,175		(O)	547	4,704	182	547	4,292	4,839	814	2004
Kildeer, IL	46,275			2,102	2,187	15	1,997	2,027	4,024	386	2004
Lombard, IL	58,188		(O)	1,305	3,938	612	1,305	4,065	5,370	816	2004
Mount Prospect, IL	65,000			1,701	3,114	249	1,701	2,976	4,677	561	2004
Mundelein, IL	44,700		(O)	1,498	2,782	142	1,498	2,568	4,066	500	2004
North Chicago, IL	53,350		(O)	1,073	3,006	246	1,073	2,872	3,945	565	2004
Plainfield I, IL	53,800		(O)	1,770	1,715	222	1,770	1,698	3,468	333	2004
Plainfield II, IL	51,900		(O)	694	2,000	123	694	1,840	2,534	339	2005
Schaumburg, IL	31,160		(O)	538	645	135	538	671	1,209	134	2004
Streamwood, IL	64,305		(A)	1,447	1,662	240	1,447	1,665	3,112	333	2004
Warrensville, IL	48,796		(A)	1,066	3,072	152	1,066	2,829	3,895	507	2005
Waukegan, IL	79,500		(O)	1,198	4,363	250	1,198	4,054	5,252	777	2004
West Chicago, IL	48,175		(C)	1,071	2,249	196	1,071	2,159	3,230	418	2004
Westmont, IL	53,700		(O)	1,155	3,873	94	1,155	3,477	4,632	666	2004
Wheeling I, IL	54,210		(A)	857	3,213	242	857	3,043	3,900	590	2004
Wheeling II, IL	67,825			793	3,816	359	793	3,698	4,491	700	2004
Woodridge, IL	50,262	2,322		943	3,397	184	943	3,149	4,092	604	2004
Indianapolis I, IN	43,600		(O)	1,871	1,230	5	1,726	1,206	2,932	242	2004
Indianapolis II, IN	44,900		(O)	669	2,434	137	669	2,228	2,897	428	2004
Indianapolis III, IN	60,850		(O)	1,229	2,834	125	1,229	2,606	3,835	505	2004
Indianapolis IV, IN	62,105		(O)	641	3,154	29	552	2,864	3,416	558	2004
Indianapolis V, IN	74,825		(O)	2,138	3,633	175	2,138	3,351	5,489	652	2004
Indianapolis VI, IN	73,003		(A)	406	3,496	211	406	3,260	3,666	626	2004
Indianapolis VII, IN	91,777		(O)	908	4,755	500	908	4,653	5,561	907	2004
Indianapolis VIII, IN	79,998		(O)	887	3,548	215	887	3,306	4,193	633	2004
Indianapolis IX, IN	61,732		(O)	1,133	4,103	168	1,133	3,748	4,881	722	2004
Baton Rouge I, LA	35,200		(O)	112	1,248	538	139	1,569	1,708	466	1997
Baton Rouge II, LA	80,277		(A)	118	1,181	1,827	331	2,606	2,937	927	1997
Slidell, LA	79,540			188	3,175	1,639	795	3,591	4,386	860	2001
Boston I, MA	33,993			538	3,048	34	538	3,083	3,621	31	2010
Boston II, MA	60,695			1,516	8,628	312	1,516	7,144	8,660	1,754	2002
Leominster, MA	53,823			90	1,519	2,416	338	3,539	3,877	1,092	1998
Medford, MA	58,815	3,176		1,330	7,165	66	1,330	6,664	7,994	1,205	2007
Baltimore, MD	93,350		(C)	1,050	5,997	993	1,173	5,666	6,839	1,558	2001
California, MD	77,865		(O)	1,486	4,280	123	1,486	3,870	5,356	743	2004
Gaithersburg, MD	87,045			3,124	9,000	367	3,124	8,258	11,382	1,514	2005
Laurel, MD	162,792			1,409	8,035	3,476	1,928	9,545	11,473	2,400	2001
Temple Hills, MD	97,200			1,541	8,788	2,194	1,800	9,236	11,036	2,335	2001
Grand Rapids, MI	87,381		(A)	185	1,821	1,466	325	2,848	3,173	1,049	1996
Portage, MI (6)	50,280		(O)	104	1,160	844	237	1,688	1,925	603	1996
Romulus, MI	42,050		(A)	308	1,743	658	418	1,927	2,345	445	1997
Wyoming, MI	91,158		(A)	191	2,135	1,140	354	2,791	3,145	1,042	1996
Gulfport, MS	61,251		(C)	172	1,928	1,006	338	2,719	3,057	976	1997
Belmont, NC	81,448		(O)	385	2,196	663	451	2,293	2,744	609	2001
Burlington I, NC	109,346		(A)	498	2,837	460	498	2,732	3,230	741	2001
Burlington II, NC	42,205		(O)	320	1,829	307	340	1,748	2,088	458	2001
Cary, NC	112,324		(A)	543	3,097	441	543	3,317	3,860	977	2001
Charlotte, NC	69,000			782	4,429	1,391	1,068	4,704	5,772	1,064	1999

						Costs	Gross Carrying Amount
				Initial Cost		Subsequent	at December 31, 2010
Description	Square Footage	Encumbrances		Land	Building and Improvements	to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
Raleigh, NC	48,675		(O)	209	2,398	229	296	2,498	2,794	901	1998
Brick, NJ	51,725		(O)	234	2,762	1,332	485	3,818	4,303	1,517	1994
Cherry Hill, NJ	52,600			222	1,260	3	222	1,263	1,485	14	2010
Clifton, NJ	105,550		(A)	4,346	12,520	171	4,346	11,154	15,500	1,905	2005
Cranford, NJ	91,250		(G)	290	3,493	2,182	779	5,159	5,938	1,936	1994
East Hanover, NJ	107,579			504	5,763	3,903	1,315	8,831	10,146	3,326	1994
Egg Harbor, NJ	39,425			104	592	1	104	592	696	6	2010
Egg Harbor, NJ	71,175			284	1,608	1	284	1,609	1,893	16	2010
Elizabeth, NJ	38,830			751	2,164	277	751	2,169	2,920	406	2005
Fairview, NJ	27,925		(G)	246	2,759	326	246	3,019	3,265	1,222	1997
Hamilton, NJ	70,550		(O)	1,885	5,430	258	1,893	5,676	7,569	1,306	2006
Hoboken, NJ	34,180		(G)	1,370	3,947	558	1,370	4,016	5,386	749	2005
Linden, NJ	100,325		(O)	517	6,008	1,979	1,043	7,419	8,462	2,734	1994
Morris Township, NJ (5)	71,776			500	5,602	2,564	1,072	7,558	8,630	2,787	1997
Parsippany, NJ	66,325		(G)	475	5,322	1,963	844	6,823	7,667	2,501	1997
Randolph, NJ	52,565			855	4,872	1,259	1,108	4,848	5,956	1,208	2002
Sewell, NJ	57,830			484	2,766	1,170	706	3,124	3,830	824	2001
Albuquerque I, NM	65,927		(B)	1,039	3,395	212	1,039	3,070	4,109	596	2005
Albuquerque II, NM	58,598		(B)	1,163	3,801	204	1,163	3,406	4,569	639	2005
Albuquerque IV, NM	57,536		(B)	664	2,171	226	664	2,043	2,707	391	2005
Carlsbad, NM	39,999			490	1,613	100	491	1,461	1,952	295	2005
Deming, NM	33,005			338	1,114	159	339	1,098	1,437	228	2005
Las Cruces, NM	65,740			965	3,268	214	969	3,152	4,121	581	2005
Lovington, NM	15,550			222	740	—	169	564	733	111	2005
Silver City, NM	26,975			153	504	125	153	545	698	122	2005
Truth or Consequences, NM	24,010			10	34	83	11	100	111	39	2005
Las Vegas I, NV	47,882		(O)	1,851	2,986	279	1,851	3,258	5,109	839	2006
Las Vegas II, NV	48,850		(O)	3,354	5,411	173	3,355	5,579	8,934	1,438	2006
Jamaica, NY	88,415			2,043	11,658	1,067	2,043	10,248	12,291	2,305	2001
Bronx, NY	66,865			2,014	11,411	76	2,014	11,487	13,501	347	2010
Brooklyn, NY	56,970			1,795	10,172	14	1,795	10,186	11,981	—	2010
Queens, NY	61,090			1,601	9,073	95	1,601	9,168	10,769	111	2010
Wyckoff, NY	62,245			1,961	11,113	32	1,961	11,145	13,106	—	2010
New Rochelle, NY	48,431		(A)	1,673	4,827	125	1,673	4,343	6,016	777	2005
North Babylon, NY	78,188			225	2,514	4,034	568	5,887	6,455	1,915	1998
Riverhead, NY	38,240		(H)	1,068	1,149	159	1,068	1,120	2,188	235	2005
Southold, NY	58,795		(H)	2,079	2,238	209	2,079	2,093	4,172	437	2005
Boardman, OH	65,495			64	745	2,217	287	2,210	2,497	1,080	1980
Canton I, OH	39,750		(O)	138	679	305	137	888	1,025	179	2005
Canton II, OH	26,200		(O)	122	595	124	120	643	763	144	2005
Centerville I, OH	80,690		(O)	471	3,705	162	471	3,402	3,873	660	2004
Centerville II, OH	43,150		(C)	332	1,757	173	332	1,701	2,033	333	2004
Cleveland I, OH	46,000			525	2,592	121	524	2,392	2,916	486	2005
Cleveland II, OH	58,425		(O)	290	1,427	175	289	1,407	1,696	301	2005
Columbus, OH	72,155		(O)	1,234	3,151	98	1,239	3,240	4,479	806	2006
Dayton I, OH	43,100		(C)	323	2,070	131	323	1,934	2,257	379	2004
Dayton II, OH	48,149		(O)	441	2,176	188	440	2,094	2,534	417	2005
Euclid I, OH	46,710		(O)	200	1,053	1,980	317	2,899	3,216	1,717	1988
Euclid II, OH	47,275		(O)	359	—	1,721	461	1,599	2,060	493	1988
Grove City, OH	89,290		(O)	1,756	4,485	107	1,761	4,583	6,344	1,127	2006
Hilliard, OH	89,690		(O)	1,361	3,476	141	1,366	3,608	4,974	878	2006
Lakewood, OH	39,337			405	854	460	405	1,251	1,656	761	1989
Louisville, OH	53,900		(O)	257	1,260	157	255	1,251	1,506	256	2005
Marblehead, OH	52,300		(O)	374	1,843	170	373	1,791	2,164	377	2005
Mason, OH	33,900		(O)	127	1,419	109	149	1,483	1,632	590	1998
Mentor, OH	51,225			206	1,011	1,435	204	2,316	2,520	404	2005
Miamisburg, OH	59,930		(O)	375	2,410	268	375	2,360	2,735	445	2004
Middleburg Heights, OH	93,025		(O)	63	704	2,031	332	2,323	2,655	728	1980
North Canton I, OH	45,200		(O)	209	846	553	299	735	1,034	436	1979
North Canton II, OH	44,140		(O)	70	1,226	44	239	1,061	1,300	307	1983
North Olmsted I, OH	48,665		(O)	63	704	1,242	214	1,660	1,874	578	1979
North Olmsted II, OH	47,850			290	1,129	1,076	469	1,991	2,460	1,125	1988
North Randall, OH	80,099			515	2,323	2,922	898	4,399	5,297	1,260	1998
Perry, OH	63,700		(O)	290	1,427	124	288	1,365	1,653	287	2005
Reynoldsburg, OH	66,895		(O)	1,290	3,295	201	1,295	3,487	4,782	847	2006
Strongsville, OH	43,727		(O)	570	3,486	174	570	3,344	3,914	583	2007
Warrensville Heights, OH	90,281			525	766	2,859	935	3,183	4,118	1,014	1980
Westlake, OH	62,750		(O)	509	2,508	133	508	2,313	2,821	465	2005
Willoughby, OH	34,064		(O)	239	1,178	212	238	1,227	1,465	245	2005
Youngstown, OH	65,950		(A)	67	—	1,751	204	1,207	1,411	530	1977
Levittown, PA	76,180			926	5,296	889	926	5,218	6,144	1,455	2001
Philadelphia, PA	97,639			1,461	8,334	1,212	1,461	6,876	8,337	1,674	2001
Alcoa, TN	42,325		(E)	254	2,113	123	254	1,942	2,196	358	2005

						Costs	Gross Carrying Amount
				Initial Cost		Subsequent	at December 31, 2010
Description	Square Footage	Encumbrances		Land	Building and Improvements	to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
Antioch, TN	76,160		(O)	588	4,906	278	588	4,517	5,105	780	2005
Cordova I, TN	54,125			296	2,482	167	297	2,303	2,600	447	2005
Cordova II, TN	67,700	2,520		429	3,580	263	429	3,839	4,268	991	2006
Knoxville I, TN	29,337		(L)	99	1,113	231	102	1,317	1,419	511	1997
Knoxville II, TN	38,000		(L)	117	1,308	319	129	1,590	1,719	587	1997
Knoxville III, TN	45,736		(O)	182	2,053	729	331	2,593	2,924	888	1998
Knoxville IV, TN	58,752		(O)	158	1,771	753	310	2,343	2,653	768	1998
Knoxville V, TN	42,790		(L)	134	1,493	426	235	1,790	2,025	733	1998
Knoxville VI, TN	63,440		(E)	439	3,653	186	440	3,337	3,777	606	2005
Knoxville VII, TN	55,094		(E)	312	2,594	213	312	2,448	2,760	457	2005
Knoxville VIII, TN	95,868		(E)	585	4,869	239	586	4,444	5,030	806	2005
Memphis I, TN	92,320		(C)	677	3,880	1,349	677	4,384	5,061	1,109	2001
Memphis II, TN	71,710		(K)	395	2,276	420	395	2,198	2,593	560	2001
Memphis III, TN	40,807			212	1,779	203	213	1,734	1,947	352	2005
Memphis IV, TN	38,750			160	1,342	234	160	1,387	1,547	285	2005
Memphis V, TN	60,120			209	1,753	545	210	2,052	2,262	395	2005
Memphis VI, TN	108,771		(K)	462	3,851	315	462	4,162	4,624	1,078	2006
Memphis VII, TN	115,253		(O)	215	1,792	480	215	2,267	2,482	590	2006
Memphis VIII, TN	96,060		(O)	355	2,959	347	355	3,299	3,654	869	2006
Nashville I, TN	103,310			405	3,379	422	405	3,340	3,745	600	2005
Nashville II, TN	83,584			593	4,950	202	593	4,478	5,071	767	2005
Nashville III, TN	101,475			416	3,469	168	416	3,620	4,036	1,021	2006
Nashville IV, TN	102,450	5,443		992	8,274	248	992	8,519	9,511	2,334	2006
Austin I, TX	59,520			2,239	2,038	186	2,410	1,774	4,184	368	2005
Austin II, TX	65,241		(I)	734	3,894	188	738	4,073	4,811	995	2006
Austin III, TX	70,560			1,030	5,468	139	1,035	5,597	6,632	1,274	2006
Baytown, TX	38,950		(O)	946	863	202	948	941	1,889	162	2005
Bryan, TX	60,450		(O)	1,394	1,268	117	1,396	1,214	2,610	239	2005
College Station, TX	26,550		(D)	812	740	112	813	744	1,557	146	2005
Dallas, TX	58,382		(F)	2,475	2,253	288	2,475	2,232	4,707	417	2005
Denton, TX	60,836	1,948		553	2,936	162	569	3,077	3,646	699	2006
El Paso I, TX	59,652		(B)	1,983	1,805	254	1,984	1,808	3,792	340	2005
El Paso II, TX	48,704		(B)	1,319	1,201	154	1,320	1,188	2,508	222	2005
El Paso III, TX	71,276		(B)	2,408	2,192	167	2,409	2,060	4,469	376	2005
El Paso IV, TX	67,058		(B)	2,073	1,888	0	2,074	1,629	3,703	313	2005
El Paso V, TX	62,300			1,758	1,617	124	1,761	1,516	3,277	280	2005
El Paso VI, TX	36,570			660	607	143	662	660	1,322	127	2005
El Paso VII, TX	34,545			563	517	73	565	514	1,079	103	2005
Fort Worth I, TX	50,621		(F)	1,253	1,141	152	1,253	1,132	2,385	211	2005
Fort Worth II, TX	72,925		(F)	868	4,607	183	874	4,780	5,654	1,169	2006
Frisco I, TX	50,854		(A)	1,093	3,148	97	1,093	2,852	3,945	510	2005
Frisco II, TX	71,299	3,193		1,564	4,507	130	1,564	4,077	5,641	735	2005
Frisco III, TX	75,215		(F)	1,147	6,088	164	1,154	6,242	7,396	1,521	2006
Frisco IV, TX	74,835			719	4,072	2	719	4,074	4,793	307	2010
Garland I, TX	70,100	3,100		751	3,984	383	767	4,348	5,115	969	2006
Garland II, TX	68,425		(F)	862	4,578	123	862	4,696	5,558	1,011	2006
Greenville I, TX	59,385		(O)	1,848	1,682	83	1,848	1,533	3,381	277	2005
Greenville II, TX	44,900		(O)	1,337	1,217	86	1,337	1,133	2,470	202	2005
Houston I, TX	100,630		(O)	1,420	1,296	224	1,422	1,339	2,761	248	2005
Houston II, TX	71,300		(O)	1,510	1,377	18	1,512	1,203	2,715	249	2005
Houston III, TX	61,120	499		575	524	206	576	652	1,228	133	2005
Houston IV, TX	43,975		(D)	960	875	150	961	901	1,862	160	2005
Houston V, TX	125,930	4,121		1,153	6,122	394	1,156	6,505	7,661	1,441	2006
Keller, TX	61,885	2,420		890	4,727	118	890	4,841	5,731	1,192	2006
La Porte, TX	44,850		(O)	842	761	312	843	966	1,809	217	2005
Lewisville, TX	58,140	1,771		476	2,525	313	492	2,819	3,311	646	2006
Mansfield, TX	63,075		(F)	837	4,443	110	843	4,542	5,385	1,109	2006
McKinney I, TX	47,040	1,270		1,632	1,486	127	1,634	1,405	3,039	243	2005
McKinney II, TX	70,050	4,091		855	5,076	116	857	5,186	6,043	1,278	2006
North Richland Hills, TX	57,175		(F)	2,252	2,049	155	2,252	1,924	4,176	360	2005
Roanoke, TX	59,300		(F)	1,337	1,217	115	1,337	1,162	2,499	219	2005
San Antonio I, TX	73,330		(O)	2,895	2,635	197	2,895	2,475	5,370	431	2005
San Antonio II, TX	73,230		(O)	1,047	5,558	89	1,052	5,639	6,691	1,209	2006
San Antonio III, TX	72,075		(O)	996	5,286	90	996	5,372	6,368	1,067	2007
Sherman I, TX	54,975	1,477		1,904	1,733	96	1,906	1,587	3,493	281	2005
Sherman II, TX	48,425	1,759		1,337	1,217	148	1,337	1,196	2,533	218	2005

							Gross Carrying Amount
				Initial Cost		Costs	at December 31, 2010
Description	Square Footage	Encumbrances		Land	Building and Improvements	Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
Spring, TX	72,751		(O)	580	3,081	114	580	3,192	3,772	798	2006
Murray I, UT	60,180		(B)	3,851	1,016	263	3,845	1,117	4,962	215	2005
Murray II, UT	71,221		(B)	2,147	567	322	2,148	794	2,942	158	2005
Salt Lake City I, UT	56,446		(B)	2,695	712	237	2,696	839	3,535	173	2005
Salt Lake City II, UT	53,676		(B)	2,074	548	206	2,075	668	2,743	139	2005
Fredericksburg I, VA	69,475		(J)	1,680	4,840	257	1,680	4,500	6,180	714	2005
Fredericksburg II, VA	61,257		(J)	1,757	5,062	330	1,758	4,767	6,525	752	2005
McLearen, VA	69,490			1,482	8,400	—	1,482	8,400	9,882	—	2010
Mannasas, VA	73,045			860	4,872	6	860	4,879	5,739	97	2010
Milwaukee, WI	58,500		(O)	375	4,333	134	375	3,908	4,283	762	2004
USIFB	—					11,668	—	11,668	11,668	493
Corporate Office						8,672	—	8,672	8,672	2,922

	23,634,618			351,390	1,283,657	231,889	374,569	1,368,452	1,743,021	314,530

Notes (In thousands):

(A)  This facility is part of Yasky Loan portfolio, with a balance of $80,000 as of December 31, 2010.

(B)  This facility is part of the YSI 20 Loan portfolio, with a balance of $62,459 as of December 31, 2010.

(C)  This facility is part of the YSI 6 Loan portfolio, with a balance of $76,137 as of December 31, 2010.

(D)  This facility is part of the YSI 28 Loan portfolio, with a balance of $1555 as of December 31, 2010.

(E)  This facility is part of the YSI 30 Loan portfolio, with a balance of $7,316 as of December 31, 2010.

(F) This facility is part of the YSI 34 Loan protfolio, with a balance of $14,823 as of December 31, 2010

(G)  This facility is part of the YSI 31 Loan portfolio, with a balance of $13,660 as of December 31, 2010.

(H)  This facility is part of the YSI 32 Loan portfolio, with a balance of $6,058 as of December 31, 2010.

(I)  This facility is part of the YSI 33 Loan portfolio, with a balance of $11,370 as of December 31, 2010.

(J)  This facility is part of the YSI 35 Loan portfolio, with a balance of $4,499 as of December 31, 2010.

(K)  This facility is part of the YSI 41 Loan portfolio, with a balance of $3,879 as of December 31, 2010.

(L)  This facility is part of the YSI 38 Loan portfolio, with a balance of $3,973 as of December 31, 2010.

(M)  This facility is part of the YSI 48 Loan portfolio, with a balance of $25,270 as of December 31, 2010.

(N)  Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

(O)  This facility is part of the USILP secured credit facility portfolio, with a balance of $243,000 as of December 31, 2010.

Activity in real estate facilities during 2010, 2009, and 2008 was as follows (in thousands):

	2010	2009	2008
Storage facilities
Balance at beginning of year	$1,774,542	$1,888,123	$1,916,396
Acquisitions & improvements	96,612	13,345	30,295
Fully depreciated assets	(79,211)	(40,859)	—
Dispositions and other	(49,865)	(89,668)	(59,168)
Contstruction in progress	943	3,601	600
Balance at end of year	$1,743,021	$1,774,542	$1,888,123

Accumulated depreciation
Balance at beginning of year	$344,009	$328,165	$269,278
Depreciation expense	64,387	73,569	77,580
Fully depreciated assets	(79,211)	(40,503)	—
Dispositions and other	(14,655)	(17,222)	(18,693)
Balance at end of year	$314,530	$344,009	$328,165

Net Storage facility assets	$1,428,491	$1,430,533	$1,559,958