Form 10-Q
period 2011-03-31
U-Store-It Trust
filed 2011-05-10
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 5, 2011
common shares, $.01 par value	99,442,049

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the U-Store-It Trust Annual Report on Form 10-K for the year ended December 31, 2010 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in our Annual Report on Form 10-K and, from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2011	2010

ASSETS
Storage facilities	$1,737,681	$1,743,021
Less: Accumulated depreciation	(307,569)	(314,530)
Storage facilities, net	1,430,112	1,428,491
Cash and cash equivalents	4,089	5,891
Restricted cash	9,612	10,250
Loan procurement costs, net of amortization	14,034	15,611
Other assets, net	17,860	18,576
Total assets	$1,475,707	$1,478,819

LIABILITIES AND EQUITY

Revolving credit facility	$40,500	$43,000
Unsecured term loan	200,000	200,000
Mortgage loans and notes payable	382,541	372,457
Accounts payable, accrued expenses and other liabilities	32,104	36,172
Distributions payable	7,292	7,275
Deferred revenue	9,272	8,873
Security deposits	497	489
Total liabilities	672,206	668,266

Noncontrolling interests in the Operating Partnership	49,835	45,145

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 98,831,423 and 98,596,796 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	988	986
Additional paid in capital	1,027,594	1,026,952
Accumulated other comprehensive loss	(888)	(1,121)
Accumulated deficit	(314,693)	(302,601)
Total U-Store-It Trust shareholders’ equity	713,001	724,216
Noncontrolling interest in subsidiaries	40,665	41,192
Total equity	753,666	765,408
Total liabilities and equity	$1,475,707	$1,478,819

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

REVENUES
Rental income	$51,873	$47,715
Other property related income	4,759	3,805
Property management fee income	909	44
Total revenues	57,541	51,564
OPERATING EXPENSES
Property operating expenses	25,610	22,348
Depreciation and amortization	15,572	15,949
General and administrative	6,031	5,868
Total operating expenses	47,213	44,165
OPERATING INCOME	10,328	7,399
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(8,113)	(10,051)
Loan procurement amortization expense	(1,636)	(1,539)
Interest income	9	535
Acquisition related costs	(109)	—
Other	(3)	(41)
Total other expense	(9,852)	(11,096)

INCOME (LOSS) FROM CONTINUING OPERATIONS	476	(3,697)

INCOME FROM DISCONTINUED OPERATIONS	—	505
NET INCOME (LOSS)	476	(3,192)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	5	178
Noncontrolling interest in subsidiaries	(598)	(461)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(117)	$(3,475)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$—	$(0.04)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$—	$—
Basic and diluted loss per share attributable to common shareholders	$—	$(0.04)

Weighted-average basic and diluted shares outstanding	98,769	92,834

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(117)	$(3,955)
Total discontinued operations	—	480
Net loss	$(117)	$(3,475)

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Three-Month Periods Ended March 31, 2011 and 2010

(in thousands)

(unaudited)

									Noncontrolling
	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2010	98,597	$986	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries						—	12	12
Issuance of restricted shares	218	2				2		2
Exercise of stock options	16		60			60		60
Amortization of restricted shares			149			149		149
Share compensation expense			433			433		433
Net (loss) income					(117)	(117)	598	481	(5)
Adjustment for noncontrolling interest in Operating partnership					(5,015)	(5,015)		(5,015)	5,015
Other comprehensive income:
Unrealized gain on foreign currency translation				233		233	8	241	11
Distributions					(6,960)	(6,960)	(1,145)	(8,105)	(331)
Balance at March 31, 2011	98,831	$988	$1,027,594	$(888)	$(314,693)	$713,001	$40,665	$753,666	$49,835

									Noncontrolling
	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries						—	19	19
Issuance of restricted shares	195	2				2		2
Exercise of stock options	52		180			180		180
Amortization of restricted shares			503			503		503
Share compensation expense			536			536		536
Net (loss) income					(3,475)	(3,475)	461	(3,014)	(178)
Other comprehensive income:
Unrealized loss on foreign currency translation				(182)	—	(182)	(5)	(187)	(10)
Distributions	—	—	—	—	(2,342)	(2,342)	(1,132)	(3,474)	(120)
Balance at March 31, 2010	92,902	$929	$976,145	$(1,056)	$(285,487)	$690,531	$43,364	$733,895	$45,086

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Operating Activities
Net income (loss)	$476	$(3,192)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	17,208	17,917
Equity compensation expense	582	1,039
Accretion of fair market value adjustment of debt	(19)	(113)
Changes in other operating accounts:
Other assets	(91)	668
Restricted cash	765	—
Accounts payable and accrued expenses	(3,984)	(5,996)
Other liabilities	310	561
Net cash provided by operating activities	$15,247	$10,884

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(8,043)	$(2,612)
Proceeds from repayment of notes receivable	—	17,580
(Increase) decrease in restricted cash	(127)	2,860
Net cash (used in) provided by investing activities	$(8,170)	$17,828

Financing Activities
Proceeds from:
Revolving credit facility	$14,000	$—
Mortgage loans and notes payable	3,537	—
Principal payments on:
Revolving credit facility	(16,500)	—
Mortgage loans and notes payable	(1,588)	(85,390)
Exercise of stock options	60	180
Contributions from noncontrolling interests in subsidiaries	12	19
Distributions paid to shareholders	(6,940)	(2,331)
Distributions paid to noncontrolling interests in Operating Partnership	(332)	(122)
Distributions paid to noncontrolling interests in subsidiaries	(1,145)	(1,132)
Loan procurement costs	17	(1,180)
Net cash used in financing activities	$(8,879)	$(89,956)

Decrease in cash and cash equivalents	(1,802)	(61,244)

Cash and cash equivalents at beginning of period	5,891	102,768
Cash and cash equivalents at end of period	$4,089	$41,524

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$8,158	$10,245
Supplemental disclosure of noncash activities:
Foreign currency translation adjustment	$252	$(197)
Mortgage loan assumption at fair value	$8,021	$—

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, that specializes in acquiring, developing, managing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, and in the District of Columbia and the UK and are managed under one reportable segment: we own, operate, develop, manage and acquire self-storage facilities.  The Company owns substantially all of its assets and conducts its operations through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of March 31, 2011, owned a 95.4% interest in the Operating Partnership.  The Company manages its owned assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership, and manages assets owned by third parties through Storage Asset Management, LLC, also a wholly owned subsidiary of the Operating Partnership.   The Company owns four subsidiaries that have elected to be treated as taxable REIT subsidiaries.  In general, a taxable REIT subsidiary, which is treated as a corporation for U.S. federal income tax purposes, may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The results of operations for each of the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$376,662	$374,569
Buildings and improvements	1,285,159	1,273,938
Equipment	74,405	93,571
Construction in progress	1,455	943
Total	1,737,681	1,743,021
Less accumulated depreciation	(307,569)	(314,530)
Storage facilities, net	$1,430,112	$1,428,491

As assets become fully depreciated, the carrying values are removed from their respective asset category and accumulated depreciation.  During the three months ended March 31, 2011 and 2010, $21.2 million and $33.4 million of assets became fully depreciated and were removed from storage facilities.

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2010 to March 31, 2011:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000

2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145

2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA and NC	December 2010	15	35,000
			16	$38,100

4.  ACQUISITIONS

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The 85 management contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The Company’s estimate of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted estimated future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration.  The Company records changes in the fair value of the contingent consideration liability in earnings.  The average estimated life of the intangible value of the management contracts is 56 months from the April 2010 closing and the related amortization expense recognized during the three months ended March 31, 2011 was $0.3 million.

During 2010, the Company acquired 12 self-storage facilities for an aggregate purchase price of $85.1 million and allocated approximately $3.7 million to the intangible value of the in-place leases.  The amortization expense that was recognized during the three months ended March 31, 2011 was approximately $0.9 million.

During the quarter ended March 31, 2011, the Company acquired one self-storage facility for $14.0 million and allocated approximately $0.6 million to the intangible value of in-place leases.  This asset represents the value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to this asset of $0.1 million during the three months ended March 31, 2011.  In connection with this acquisition, the Company assumed mortgage debt with an outstanding principal balance of $7.5 million and recorded a premium of $0.5 million to reflect the fair value of the debt at the time of assumption.

Refer to Note 3 for facility details of the 2010 and 2011 acquisitions.

5.  UNSECURED CREDIT FACILITY AND UNSECURED TERM LOANS

On September 29, 2010, the Company amended its three-year, $450 million senior secured credit facility (the “Secured Credit Facility”), which consisted of a $200 million secured term loan and a $250 million secured revolving credit facility.  The Secured Credit Facility was collateralized by mortgages on “borrowing base properties” (as defined in the Secured Credit Facility agreement). The amended credit facility (the “Credit Facility”) consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility. The Credit Facility has a three-year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest based on a borrowing spread based on the Company’s leverage levels plus LIBOR.  The Company incurred $2.5 million in connection with executing this amendment and capitalized such costs as a component of loan procurement costs, net of amortization on the Company’s consolidated balance sheet.

At March 31, 2011, $200 million of unsecured term loan borrowings and $40.5 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $209.5 million was available for borrowing under the Credit Facility.  Borrowings under the Credit Facility bear interest ranging from 3.25% to 3.75% over LIBOR depending on our leverage ratio.  The Company had an interest rate cap agreement as of March 31, 2011, that effectively limited the LIBOR component of the interest rate on $100 million of Credit Facility borrowings to 2.00% per annum through January 2012.  As of March 31, 2011, borrowings under the Credit Facility had a weighted average interest rate of 3.5%, and the Company was in compliance with all covenants.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loan	2011	2010	Interest Rate	Date
	(in thousands)
YSI 12	$1,465	$1,477	5.97%	Sep-11
YSI 13	1,259	1,270	5.97%	Sep-11
YSI 6	75,803	76,137	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,746	1,759	5.97%	Jan-13
YSI 7	3,083	3,100	6.50%	Jun-13
YSI 8	1,761	1,771	6.50%	Jun-13
YSI 9	1,938	1,948	6.50%	Jun-13
YSI 17	4,087	4,121	6.32%	Jul-13
YSI 27	495	499	5.59%	Nov-13
YSI 30	7,249	7,316	5.59%	Nov-13
YSI 11	2,403	2,420	5.87%	Dec-13
USIFB	7,395	3,726	5.11%	Dec-13
YSI 5	3,170	3,193	5.25%	Jan-14
YSI 28	1,543	1,555	5.59%	Feb-14
YSI 34	14,783	14,823	8.00%	Jun-14
YSI 37	2,201	2,210	7.25%	Aug-14
YSI 40	2,503	2,520	7.25%	Aug-14
YSI 44	1,088	1,095	7.00%	Sep-14
YSI 41	3,853	3,879	6.60%	Sep-14
YSI 38	3,945	3,973	6.35%	Oct-14
YSI 45	5,420	5,443	6.75%	Oct-14
YSI 46	3,415	3,430	6.75%	Oct-14
YSI 43	2,898	2,919	6.50%	Nov-14
YSI 48	25,161	25,270	7.25%	Nov-14
YSI 50	2,307	2,322	6.75%	Dec-14
YSI 10	4,070	4,091	5.87%	Jan-15
YSI 15	1,866	1,877	6.41%	Jan-15
YSI 20	61,992	62,459	5.97%	Nov-15
YSI 51	7,493	—	6.36%	Oct-16
YSI 31	13,600	13,660	6.75%	Jun-19	(a)
YSI 35	4,499	4,499	6.90%	Jul-19	(a)
YSI 32	6,032	6,058	6.75%	Jul-19	(a)
YSI 33	11,318	11,370	6.42%	Jul-19
YSI 42	3,162	3,184	6.88%	Sep-19	(a)
YSI 39	3,915	3,931	6.50%	Sep-19	(a)
YSI 47	3,155	3,176	6.63%	Jan-20	(a)
Unamortized fair value adjustment	468	(24)

Total mortgage loans and notes payable	$382,541	$372,457

(a)                  These borrowings have a fixed interest rate for the first five years of their term, which then resets and remains constant over the final five years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at March 31, 2011 (in thousands):

2011	$7,395
2012	160,082
2013	33,741
2014	91,171
2015	60,215
2016 and thereafter	29,469
Total mortgage payments	382,073
Plus: Unamortized fair value adjustment	468
Total mortgage indebtedness	$382,541

The Company currently intends to fund its remaining 2011 principal payment requirements from cash provided by operating activities.

7.  FAIR VALUE MEASUREMENTS

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at March 31, 2011 and December 31, 2010.  The Company had fixed interest rate loans with a carrying value of $382.5 million and $372.5 million at March 31, 2011 and December 31, 2010, respectively.  The estimated fair values of these fixed rate loans were $356.7 million and $351.8 million at March 31, 2011 and December 31, 2010, respectively.  The Company had variable interest rate loans with a carrying value of $240.5 million and $243.0 million at March 31, 2011 and December 31, 2010, respectively.  The estimated fair values of the variable interest rate loans approximate their carrying values due to their floating rate nature and market spreads.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at March 31, 2011 and December 31, 2010.

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At March 31, 2011, HART had total assets of $88.7 million, including $86.6 million of storage facilities, net and total liabilities of $2.1 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At March 31, 2011, the Venture had total assets of $11.9 million and total liabilities of $7.7 million, including two mortgage loans totaling $7.4 million secured by storage facilities with a net book value of $11.6 million.  At March 31, 2011, the Venture’s creditors had no recourse to the general credit of the Company.

Operating Partnership Ownership

The Company follows the FASB guidance regarding the classification and measurement of redeemable securities.  Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity.  This classification results in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the redemption by delivery of its own shares, the Company considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether the Company controls the actions or events necessary to presume share settlement.  The guidance also requires that noncontrolling interests classified outside of permanent equity be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.6% of all outstanding Operating Partnership units as of March 31, 2011 and December 31, 2010.  The interests in the Operating Partnership represented by these units were a component of the consideration that the Company paid to acquire certain self-storage facilities.  The holders of the units are limited partners in the Operating Partnership and have the right to require the Operating Partnership to redeem part or all of their units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain provisions that could result in a settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss attributable to the Company in the consolidated statements of operations.

The per unit cash redemption amount would equal the average of the closing prices of the Company’s common shares on the New York Stock Exchange for the 10 trading days ending prior to the Company’s receipt of the redemption notice for the applicable unit.  At March 31, 2011 and December 31, 2010, 4,737,136 units were outstanding and the calculated aggregate redemption value of outstanding Operating Partnership units was based upon the Company’s average closing share prices.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value, as the estimated redemption value exceeded their carrying value at March 31, 2011 and December 31, 2010.  The Company recorded increases to non-controlling interests and corresponding decreases to shareholders’ equity of $5.0 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively.

9.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended March 31, 2011 and March 31, 2010 was approximately $0.1 million.  The Company vacated the office space owned by Amsdell and Amsdell in 2007, but remains obligated under certain terms of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of March 31, 2011 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2011	$356	$209
2012	475	278
2013	499	278
2014	499	278
	$1,829	$1,043

10.  PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2011, the Company acquired one self-storage facility for a purchase price of approximately $14.0 million (see note 4).

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2011 as if each had occurred as of January 1, 2010.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2011 and 2010 based on the assumptions described above:

	Three Months Ended March 31,
	2011	2010
	(in thousands, except per share data)

Pro forma revenue	$57,606	$51,952
Pro forma net income (loss) from continuing operations	$495	$(3,697)
Net loss per common share
Basic and diluted - as reported	$—	$(0.04)
Basic and diluted - as pro forma	$—	$(0.04)

11.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2011	2010
	(in thousands)

NET INCOME (LOSS)	$476	$(3,192)
Other comprehensive income (loss):
Unrealized gain (loss) on foreign currency translation	252	(197)
COMPREHENSIVE INCOME (LOSS)	$728	$(3,389)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Company’s Annual Report on the Form 10-K for the year ended December 31, 2010.

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2011 and December 31, 2010, the Company owned 364 and 363 self-storage facilities, respectively, totaling approximately 23.7 million rentable square feet and 23.6 million rentable square feet, respectively.  In addition, as of March 31, 2011, the Company managed 87 properties for third parties bringing the total number of properties which it owned and/or managed to 451.

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

The United States recently experienced an economic downturn that resulted in higher unemployment, stagnant employment growth, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.  We intend to incur additional debt in connection with any such future acquisitions or developments.

The Company has one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 18%, 12%, 10% and 7%, respectively, of total revenues for the three months ended March 31, 2011.

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

During 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The average estimated life of the intangible value of the management contracts is 56 months, and the amortization expense that was recognized during the three months ended March 31, 2011 was approximately $0.3 million.  Additionally, during 2010, the Company acquired 12 self-storage facilities and allocated approximately $3.7 million to the intangible value of the in-place leases.  The amortization expense that was recognized during the three months ended March 31, 2011 was approximately $0.9 million.

During the quarter ended March 31, 2011, the Company acquired one self-storage facility located in Fairfax Station, Virginia. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $0.6 million.  The estimated life of these in-place leases is 12 months, and the amortization expense that was recognized during the three months ended March 31, 2011 was approximately $0.1 million.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures for the three months ended March 31, 2011 and 2010.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  In accordance with authoritative guidance issued by the FASB on noncontrolling interests in consolidated financial statements, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  The guidance also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption fair value.  On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests.  Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Disclosure of such redemption value provisions is provided in Note 8 to the unaudited condensed consolidated financial statements.

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

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At March 31, 2011 and 2010, the Company owned 364 and 367 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2010 through March 31, 2011:

	2011	2010

Balance - January 1	363	367
Facilities acquired	1	—
Facilities sold	—	—
Balance - March 31	364	367
Facilities acquired		—
Facilities sold		—
Balance - June 30		367
Facilities acquired		3
Facilities sold		—
Balance - September 30		370
Facilities acquired		9
Facilities sold		(16)
Balance - December 31		363

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$49,097	$47,681	$1,416	3%	$2,776	$34	$—	$—	$51,873	$47,715	$4,158	9%
Other property related income	4,184	3,690	494	13%	288	115	287	—	4,759	3,805	954	25%
Property management fee income	—	—	—	—	—	—	909	44	909	44	865	1966%
Total revenues	53,281	51,371	1,910	4%	3,064	149	1,196	44	57,541	51,564	5,977	12%

OPERATING EXPENSES:
Property operating expenses	21,618	20,503	1,115	5%	1,226	147	2,766	1,698	25,610	22,348	3,262	15%
NET OPERATING INCOME:	31,663	30,868	795	3%	1,838	2	(1,570)	(1,654)	31,931	29,216	2,715	9%

Depreciation and amortization									15,572	15,949	(377)	-2%
General and administrative									6,031	5,868	163	3%
Subtotal									21,603	21,817	(214)	-1%
Operating income									10,328	7,399	2,929	40%

Other Income (Expense):
Interest:
Interest expense on loans									(8,113)	(10,051)	1,938	-19%
Loan procurement amortization expense									(1,636)	(1,539)	(97)	6%
Interest income									9	535	(526)	-98%
Acquisition related costs									(109)	—	(109)	100%
Other									(3)	(41)	38	-93%
Total other expense									(9,852)	(11,096)	1,244	-11%

INCOME (LOSS) FROM CONTINUING OPERATIONS									476	(3,697)	4,173	113%

INCOME FROM DISCONTINUED OPERATIONS									—	505	(505)	-100%
NET INCOME (LOSS)									476	(3,192)	3,668	115%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									5	178	(173)	-97%
Noncontrolling interests in subsidiaries									(598)	(461)	(137)	-30%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(117)	$(3,475)	$3,358	97%

Revenues

     Rental income increased from $47.7 million for the three months ended March 31, 2010 to $51.9 million for the three months ended March 31, 2011, an increase of $4.2 million, or 9%.  This increase is primarily attributable to $2.7 million of additional income from the 2010 and 2011 acquisitions and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio resulting in a $1.4 million increase in rental income during the first quarter 2011 as compared to the first quarter 2010.

Other property related income increased from $3.8 million for the three months ended March 31, 2010 to $4.8 million for the three months ended March 31, 2011, an increase of $1.0 million, or 25%.  This increase is primarily attributable to increased fee revenue and insurance commissions related to same-store properties of $0.5 million and an increase in other property related income of $0.5 million related to the 2010 and 2011 acquisitions and other non-same store activity during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

Property management fee income increased to $0.9 million for the three months ended March 31, 2011 from $44,000 for the three months ended March 31, 2010, an increase of $865,000.  This increase is attributable to an increase in the number of facilities we manage for third parties, including 87 facilities at March 31, 2011 and eight facilities at March 31, 2010.

Operating Expenses

Property operating expenses increased from $22.3 million for the three months ended March 31, 2010 to $25.6 million for the three months ended March 31, 2011, an increase of $3.3 million, or 15%.  This increase is primarily attributable to $2.1 million of increased expenses associated with newly acquired properties and additional costs incurred to support the growth of the third party management business.  In addition, we experienced a $1.1 million increase in same-store expenses primarily attributable to a $0.9 million increase in marketing expenses during the 2011 period as compared to the 2010 period.

Depreciation and amortization decreased from $15.9 million for the three months ended March 31, 2010 to $15.6 million for the three months ended March 31, 2011, a decrease of $0.3 million, or 2%.  This decrease is primarily attributable to $2.6 million of depreciation expense recognized in the 2010 period related to assets that became fully depreciated during 2010, with no similar activity on these fully depreciated assets in the 2011 period, offset by depreciation and amortization expense related to the 2010 and 2011 acquisitions with no similar expense in the 2010 period.

Other Income (Expenses)

Interest expense decreased from $10.1 million for the three months ended March 31, 2010 to $8.1 million for the three months ended March 31, 2011, a decrease of $2.0 million, or 19%.  Approximately $1.1 million of the reduced interest expense related to approximately $187 million of net mortgage loan repayments during the period from January 1, 2010 through March 31, 2011.   Interest expense also decreased as a result of lower interest rates during 2011 as compared to 2010, offset by increased average outstanding credit facility borrowings during the 2011 period as compared to the 2010 period.

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

Cash Flows

Comparison of the three months ended March 31, 2011 to the three months ended March 31, 2010

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2011 and 2010 is as follows (in thousands):

	Three Months Ended March 31,
	2011	2010	Change
Net cash flow provided by (used in):
Operating activities	$15,247	$10,884	$4,363
Investing activities	$(8,170)	$17,828	$(25,998)
Financing activities	$(8,879)	$(89,956)	$81,077

Cash flows provided by operating activities for the three months ended March 31, 2011 and 2010 were $15.2 million and $10.9 million, respectively, an increase of $4.4 million.  The increase primarily relates to increased NOI levels of $2.7 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, as well as timing differences associated with a $2.0 million increase in accounts payable and accrued expenses, offset by a $0.3 million decrease in other liabilities during the 2011 period as compared to 2010.

Cash provided by (used in) investing activities decreased from $17.8 million for the three months ended March 31, 2010 to ($8.2) million for the three months ended March 31, 2011, a decrease of $26.0 million.  The decrease primarily relates to higher acquisition activity in the 2011 period (1 facility for an aggregate cash outflow of $8.0 million) relative to no acquisitions during the 2010 period and collections of notes receivable repayments of $17.6 million during the three months ended March 31, 2010.

Cash used in financing activities decreased from $90.0 million to $8.9 million during the three months ended March 31, 2010 and 2011, a decrease of $81.1 million.  The decrease primarily relates to decreased net debt repayments of $85.0 million, offset by increased distributions paid to shareholders, and non-controlling interests of $4.8 million during the 2011 period as compared to the 2010 period due to additional outstanding shares during 2011 and distributions paid to shareholders and unit holders at $0.07 per share in the 2011 period as compared to similar distributions paid at $0.025 per share during the 2010 period.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures.  We derive substantially all of our revenue from customers who lease space from us at our facilities.  Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the facilities in which we invest — self-storage facilities — are less sensitive than other real estate product types to current near-term economic downturns.  However, prolonged economic downturns will adversely affect our cash flows from operations.

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

Our short term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These liquidity needs will vary from year to year, in some cases significantly.  We expect recurring capital expenditures remaining in fiscal year 2011 to be approximately $6 million to $8 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and unsecured term loan, are approximately $7.4 million during the remainder of 2011 and $160.1 million in 2012.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe access to our credit facility, access to our “at the market” program and cash flow from operations are adequate to execute our current business plan and remain in compliance with our debt covenants.

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

Current and Expected Sources of Cash Excluding Credit Facility

As of March 31, 2011 we had approximately $4.1 million in available cash and cash equivalents.  In addition, we had approximately $209.5 million of availability for borrowings under our revolving credit facility.

Bank Credit Facilities

On September 29, 2010, we amended the 2009 Credit Facility.  The amended credit facility (the “Credit Facility”) consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility.  The Credit Facility has a three-year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest based at a borrowing spread based on our leverage levels plus LIBOR.  We incurred $2.5 million of costs in connection with executing this amendment, which were capitalized and are included as a component of loan procurement costs, net of amortization, on the our consolidated balance sheet.

At March 31, 2011, $200 million of unsecured term loan borrowings and $40.5 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $209.5 million was available for borrowing under the unsecured revolving credit facility.  As of March 31, 2011, borrowings under the Credit Facility had a weighted average interest rate of 3.5%.

Our ability to borrow under the amended credit facility is subject to our ongoing compliance with certain financial covenants which include:

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

At The Market Program

On January 26, 2011, we amended our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”) dated April 3, 2009 (as amended, the “Sales Agreement”) to increase the number of common shares that the Sales Agent may sell under the Sales Agreement from 10,000,000 to 15,000,000.

Future sales of common shares, if any, under the Sales Agreement will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings”. We have no obligation to sell any common shares under the Sales Agreement, and may at any time suspend solicitation and offers under the Sales Agreement or terminate the Sales Agreement.

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

Our financial instruments consist of both fixed and variable rate debt.  As of March 31, 2011, our consolidated debt consisted of $382.5 million in fixed rate loans payable, $200 million in a variable rate unsecured term loan and $40.5 million in the unsecured revolving credit facility.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $8.5 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $8.8 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three month period ended March 31, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1- January 31	39,964	$9.30	N/A	3,000,000
February 1- February 28	2,269	$10.09	N/A	3,000,000
March 1- March 31	—	—	N/A	3,000,000

Total	42,233	$9.35	N/A	3,000,000

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

ITEM 6.  EXHIBITS

Exhibit No.

10.1*

Amended and Restated Executive Employment Agreement, dated January 24, 2011, by and among U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2011.

10.2*

Amended and Restated Non-Competition Agreement, dated January 24, 2011, by and among U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on January 27, 2011.

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

U-STORE-IT TRUST
(Registrant)

Date: May 10, 2011	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2011	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)