Form 10-Q
period 2011-06-30
U-Store-It Trust
filed 2011-08-09
CIK 1298675

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2011
common shares, $.01 par value	99,447,117

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2011	2010

ASSETS
Storage facilities	$1,781,331	$1,743,021
Less: Accumulated depreciation	(318,770)	(314,530)
Storage facilities, net	1,462,561	1,428,491
Cash and cash equivalents	1,845	5,891
Restricted cash	9,747	10,250
Loan procurement costs, net of amortization	12,672	15,611
Other assets, net	22,637	18,576
Total assets	$1,509,462	$1,478,819

LIABILITIES AND EQUITY

Revolving credit facility	$9,000	$43,000
Unsecured term loans	300,000	200,000
Mortgage loans and notes payable	347,645	372,457
Accounts payable, accrued expenses and other liabilities	37,105	36,172
Distributions payable	7,260	7,275
Deferred revenue	9,532	8,873
Security deposits	490	489
Total liabilities	711,032	668,266

Noncontrolling interests in the Operating Partnership	49,789	45,145

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 98,854,160 and 98,596,796 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	989	986
Additional paid in capital	1,028,640	1,026,952
Accumulated other comprehensive loss	(113)	(1,121)
Accumulated deficit	(321,053)	(302,601)
Total U-Store-It Trust shareholders’ equity	708,463	724,216
Noncontrolling interest in subsidiaries	40,178	41,192
Total equity	748,641	765,408
Total liabilities and equity	$1,509,462	$1,478,819

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
REVENUES
Rental income	$52,906	$48,156	$104,777	$95,870
Other property related income	5,650	4,417	10,406	8,220
Property management fee income	848	590	1,757	634
Total revenues	59,404	53,163	116,940	104,724
OPERATING EXPENSES
Property operating expenses	25,085	23,755	50,688	46,102
Depreciation and amortization	15,945	15,930	31,518	31,878
General and administrative	6,841	6,844	12,874	12,711
Total operating expenses	47,871	46,529	95,080	90,691
OPERATING INCOME	11,533	6,634	21,860	14,033
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(8,020)	(9,625)	(16,133)	(19,676)
Loan procurement amortization expense	(1,396)	(1,620)	(3,031)	(3,159)
Loan procurement amortization expense - early repayment of debt	(2,085)	—	(2,085)	—
Interest income	5	62	14	597
Acquisition related costs	(146)	(300)	(255)	(300)
Other	(198)	(35)	(201)	(76)
Total other expense	(11,840)	(11,518)	(21,691)	(22,614)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(307)	(4,884)	169	(8,581)

INCOME FROM DISCONTINUED OPERATIONS	1,895	495	1,895	1,000
NET INCOME (LOSS)	1,588	(4,389)	2,064	(7,581)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(44)	233	(39)	411
Noncontrolling interest in subsidiaries	(642)	(365)	(1,240)	(826)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$902	$(4,521)	$785	$(7,996)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.01)	$(0.05)	$(0.01)	$(0.10)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.02	$—	$0.02	$0.01
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.01	$(0.05)	$0.01	$(0.09)

Weighted-average basic and diluted shares outstanding	98,844	92,925	98,807	92,880

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(906)	$(4,992)	$(1,023)	$(8,947)
Total discontinued operations	1,808	471	1,808	951
Net income (loss)	$902	$(4,521)	$785	$(7,996)

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Six-Month Periods Ended June 30, 2011 and 2010

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2010	98,597	$986	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries						—	7	7
Issuance of restricted shares	225	2				2		2
Exercise of stock options	24	1	121			122		122
Conversion from units to shares	8		85			85		85	(85)
Amortization of restricted shares			664			664		664
Share compensation expense			818			818		818
Net income					785	785	1,240	2,025	39
Adjustment for noncontrolling interest in Operating Partnership					(5,305)	(5,305)		(5,305)	5,305
Other comprehensive income:
Unrealized gain on interest rate swap				797		797	25	822	39
Unrealized gain on foreign currency translation				211		211	7	218	10
Distributions					(13,932)	(13,932)	(2,293)	(16,225)	(664)
Balance at June 30, 2011	98,854	$989	$1,028,640	$(113)	$(321,053)	$708,463	$40,178	$748,641	$49,789

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries						—	16	16
Issuance of restricted shares	201	2				2		2
Issuance of common shares	46		371			371		371
Exercise of stock options	52	1	180			181		181
Conversion from units to shares	4
Amortization of restricted shares			753			753		753
Share compensation expense			981			981		981
Net (loss) income					(7,996)	(7,996)	826	(7,170)	(411)
Other comprehensive loss:
Unrealized loss on foreign currency translation				(230)		(230)	(7)	(237)	(12)
Distributions					(4,684)	(4,684)	(2,289)	(6,973)	(240)
Balance at June 30, 2010	92,958	$930	$977,211	$(1,104)	$(292,350)	$684,687	$42,567	$727,254	$44,731

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010

Operating Activities
Net income (loss)	$2,064	$(7,581)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	34,431	35,880
Equity compensation expense	1,482	1,734
Accretion of fair market value adjustment of debt	(57)	(187)
Loan procurement amortization expense - early repayment of debt	2,085	—
Changes in other operating accounts:
Other assets	(3,261)	(2,681)
Restricted cash	582	—
Accounts payable and accrued expenses	612	(182)
Other liabilities	229	455
Net cash provided by operating activities	$38,167	$27,438

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(56,379)	$(9,944)
Proceeds from repayment of notes receivable	—	19,856
(Increase) decrease in restricted cash	(79)	2,420
Net cash (used in) provided by investing activities	$(56,458)	$12,332

Financing Activities
Proceeds from:
Revolving credit facility	$87,200	$—
Unsecured Term Loans	200,000	—
Mortgage loans and notes payable	3,537	—
Principal payments on:
Revolving credit facility	(121,200)	—
Unsecured Term Loans	(100,000)	—
Mortgage loans and notes payable	(36,417)	(102,753)
Proceeds from issuance of common shares, net	—	371
Exercise of stock options	121	181
Contributions from noncontrolling interests in subsidiaries	7	16
Distributions paid to shareholders	(13,911)	(4,694)
Distributions paid to noncontrolling interests in Operating Partnership	(697)	(242)
Distributions paid to noncontrolling interests in subsidiaries	(2,293)	(2,289)
Loan procurement costs	(2,102)	(1,251)
Net cash provided by (used in) financing activities	$14,245	$(110,661)

Decrease in cash and cash equivalents	(4,046)	(70,891)

Cash and cash equivalents at beginning of period	5,891	102,768
Cash and cash equivalents at end of period	$1,845	$31,877

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$16,370	$19,940
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$1,791	$1,849
Foreign currency translation adjustment	$228	$(249)
Derivative valuation adjustment	$861	$—
Mortgage loan assumption at fair value	$7,943	$—

See accompanying notes to the unaudited consolidated financial statements.

U-STORE-IT TRUST AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

U-Store-It Trust, a Maryland real estate investment trust (collectively with its subsidiaries, “we”, “us” or the “Company”), is a self-administered and self-managed real estate investment trust, or REIT, that specializes in acquiring, developing, managing and operating self-storage properties for business and personal use under month-to-month leases.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States, the District of Columbia and the UK and are managed under one reportable segment: we own, operate, develop, manage and acquire self-storage facilities.  The Company owns substantially all of its assets and conducts its operations through U-Store-It, L.P., a Delaware limited partnership (the “Operating Partnership”).  The Company is the sole general partner of the Operating Partnership and, as of June 30, 2011, owned a 95.4% interest in the Operating Partnership.  The remaining 4.6% interest consists of units of limited partnership interest issued to third parties in exchange for contributions of property to the Operating Partnership.  The Company manages its owned assets through YSI Management, LLC (the “Management Company”), a wholly owned subsidiary of the Operating Partnership, and manages assets owned by third parties through Storage Asset Management, LLC, also a wholly owned subsidiary of the Operating Partnership.   Four of the Company’s subsidiaries have elected to be treated as taxable REIT subsidiaries.  In general, a taxable REIT subsidiary, which is treated as a corporation for U.S. federal income tax purposes, may perform non-customary services for tenants, hold assets that the Company, as a REIT, cannot hold directly and generally may engage in any real estate or non-real estate related business.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The results of operations for each of the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$382,808	$374,569
Buildings and improvements	1,318,303	1,273,938
Equipment	76,883	93,571
Construction in progress	3,337	943
Total	1,781,331	1,743,021
Less accumulated depreciation	(318,770)	(314,530)
Storage facilities, net	$1,462,561	$1,428,491

As assets become fully depreciated, the carrying values are removed from their respective asset category and accumulated depreciation.  During the six months ended June 30, 2011 and 2010, $23.9 million and $40.3 million of assets, respectively, became fully depreciated and were removed from storage facilities and accumulated depreciation.

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2010 to June 30, 2011:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
			5	$58,712
2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145
2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA and NC	December 2010	15	35,000
			16	$38,100

During the three months ended June 30, 2011, the Company received compensation from the state of California regarding 2009 eminent domain proceedings on our North H Street asset.  Accordingly, the Company recognized $1.9 million of income during the three months ended June 30, 2011.

4.  ACQUISITIONS

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The 85 management contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The Company’s estimate of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted estimated future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration.  The Company records changes in the fair value of the contingent consideration liability in earnings.  As of June 30, 2011, no adjustments to the fair value were deemed necessary.  The average estimated life of the intangible value of the management contracts is 56 months from the April 2010 closing and the related amortization expense recognized during the three and six months ended June 30, 2011 was $0.3 million and $0.6 million, respectively.  The Company recognized $0.2 million of amortization during the three and six months ended June 30, 2010.

During 2010, the Company acquired 12 self-storage facilities for an aggregate purchase price of $85.1 million and allocated approximately $3.7 million to the intangible value of the in-place leases.  The amortization expense that was recognized during the three and six months ended June 30, 2011 was approximately $1.0 million and $1.9 million, respectively, with no comparable expense during the 2010 period.

During the six months ended June 30, 2011, the Company acquired five self-storage facilities for an aggregate purchase price of $58.7 million and allocated approximately $3.1 million to the intangible value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to these assets of $0.5 million and $0.6 million during the three and six months ended June 30, 2011.  In connection with one of the acquisitions, the Company assumed mortgage debt with an outstanding principal balance of $7.5 million and recorded a premium of $0.5 million to reflect the fair value of the debt at the time of assumption.

5.  UNSECURED CREDIT FACILITY AND UNSECURED TERM LOANS

On September 29, 2010, the Company amended its three-year, $450 million senior secured credit facility (the “Secured Credit Facility”), which consisted of a $200 million secured term loan and a $250 million secured revolving credit facility.  The Secured Credit Facility was collateralized by mortgages on “borrowing base properties” (as defined in the Secured Credit Facility agreement).   The amended credit facility (the “Credit Facility”) consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility. The Credit Facility is unsecured and has a three-year term expiring on December 7, 2013.  Borrowings under the Credit Facility bear interest ranging from 3.25% to 3.75% over LIBOR depending on our leverage ratio.  If the Company receives two investment grade ratings, pricing on the Credit Facility will adjust to range from 1.90% to 3.00% over LIBOR.  The Company incurred $2.5 million in connection with executing this amendment and capitalized such costs as a component of loan procurement costs, net of amortization on the Company’s consolidated balance sheet.

On June 20, 2011, the Company entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5,000,000 provided that the aggregate of such additional advances does not exceed $50,000,000.  Pricing on the Term Loan Facility ranges, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  If the Company receives two investment grade ratings, pricing on the Term Loan Facility will adjust to range from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.  The Company incurred $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the Company’s consolidated balance sheet.

On June 30, 2011, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $100 million of unsecured term loan borrowings and $9 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $241 million was available for borrowing under the Credit Facility.  The Company had an interest rate cap agreement as of June 30, 2011, that effectively limited the LIBOR component of the interest rate on $100 million of Credit Facility borrowings to 2.00% per annum through January 2012.  In addition, the Company had interest rate swap agreements as of June 30, 2011 that fix LIBOR on both the five and seven-year term loans through their respective maturity dates.  The interest rate swap agreements fix thirty-day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  The Company recognized loan procurement amortization expense - early repayment of debt of $2.1 million related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the three months ended June 30, 2011.

As of June 30, 2011, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.87%.  As of June 30, 2011, the effective interest rates on the five and seven-year term loans were 3.70% and 4.52%, respectively, after giving consideration to the interest rate swaps described in Note 7.

The Company’s ability to borrow under the Credit Facility and Term Loan Facility is subject to the Company’s ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility and Term Loan Facility, the Company is restricted from paying distributions on its common shares that would exceed an amount equal to the greater of (i) 95% of the Company’s funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

The Company is currently in compliance with all financial covenants and anticipates being in compliance with all financial covenants through the terms of the Credit Facility and Term Loan Facility.

6.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loan	2011	2010	Interest Rate	Date
	(in thousands)
YSI 12	$—	$1,477	5.97%	Sep-11
YSI 13	—	1,270	5.97%	Sep-11
YSI 6	75,489	76,137	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,731	1,759	5.97%	Jan-13
YSI 7	3,066	3,100	6.50%	Jun-13
YSI 8	1,752	1,771	6.50%	Jun-13
YSI 9	1,927	1,948	6.50%	Jun-13
YSI 17	4,054	4,121	6.32%	Jul-13
YSI 27	490	499	5.59%	Nov-13
YSI 30	7,184	7,316	5.59%	Nov-13
YSI 11	2,386	2,420	5.87%	Dec-13
USIFB	7,366	3,726	5.11%	Dec-13
YSI 5	3,147	3,193	5.25%	Jan-14
YSI 28	1,532	1,555	5.59%	Feb-14
YSI 34	—	14,823	8.00%	Jun-14
YSI 37	2,192	2,210	7.25%	Aug-14
YSI 40	—	2,520	7.25%	Aug-14
YSI 44	1,084	1,095	7.00%	Sep-14
YSI 41	3,827	3,879	6.60%	Sep-14
YSI 38	—	3,973	6.35%	Oct-14
YSI 45	5,399	5,443	6.75%	Oct-14
YSI 46	—	3,430	6.75%	Oct-14
YSI 43	—	2,919	6.50%	Nov-14
YSI 48	25,059	25,270	7.25%	Nov-14
YSI 50	2,292	2,322	6.75%	Dec-14
YSI 10	4,051	4,091	5.87%	Jan-15
YSI 15	1,855	1,877	6.41%	Jan-15
YSI 20	61,519	62,459	5.97%	Nov-15
YSI 51	7,470	—	6.36%	Oct-16
YSI 31	13,539	13,660	6.75%	Jun-19	(a)
YSI 35	4,499	4,499	6.90%	Jul-19	(a)
YSI 32	6,005	6,058	6.75%	Jul-19	(a)
YSI 33	11,266	11,370	6.42%	Jul-19
YSI 42	—	3,184	6.88%	Sep-19	(a)
YSI 39	3,899	3,931	6.50%	Sep-19	(a)
YSI 47	3,134	3,176	6.63%	Jan-20	(a)
Unamortized fair value adjustment	431	(24)

Total mortgage loans and notes payable	$347,645	$372,457

(a)                 These borrowings have a fixed interest rate for the first five-years of their term, which then resets and remains constant over the final five-years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at June 30, 2011 (in thousands):

2011	$2,879
2012	159,504
2013	33,084
2014	62,069
2015	60,215
2016 and thereafter	29,463
Total mortgage payments	347,214
Plus: Unamortized fair value adjustment	431
Total mortgage indebtedness	$347,645

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations.  If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company will discontinue hedge accounting prospectively and will reflect in its statement of operations realized and unrealized gains and losses in respect of the derivative.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2011 (dollars in thousands):

						Fair Value
Hedge		Notional				June 30,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2011

Cap	Cash flow	$100,000	2.0000%	2/1/2011	1/31/2012	$—
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	163
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	114
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	110
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	237
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	131
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	106
						$861

8.  FAIR VALUE MEASUREMENTS

In 2008, the Company adopted the methods of fair value as described in authoritative guidance, to value its financial assets and liabilities. As defined in the guidance, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities carried at fair value as of June 30, 2011 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Assets	$—	$861	$—

Total assets at fair value	$—	$861	$—

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions none of which experienced any significant downgrades in 2011 that would reduce the amount owed by the Company.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of June 30, 2011 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective book values at June 30, 2011 and December 31, 2010.  The Company had fixed interest rate loans with a carrying value of $347.6 million and $372.5 million at June 30, 2011 and December 31, 2010, respectively.  The estimated fair values of these fixed rate loans were $336.9 million and $351.8 million at June 30, 2011 and December 31, 2010, respectively.  The Company had variable interest rate loans with a carrying value of $309.0 million and $243.0 million at June 30, 2011 and December 31, 2010, respectively.  The estimated fair values of the variable interest rate loans approximate their carrying values due to their floating rate nature and market spreads.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at June 30, 2011 and December 31, 2010.

9.  NONCONTROLLING INTERESTS

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At June 30, 2011, HART had total assets of $88.1 million, including $85.8 million of storage facilities, net and total liabilities of $2.2 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At June 30, 2011, the Venture had total assets of $11.8 million and total liabilities of $7.8 million, including two mortgage loans totaling $7.4 million secured by storage facilities with a net book value of $11.5 million.  At June 30, 2011, the Venture’s creditors had no recourse to the general credit of the Company.

Operating Partnership Ownership

The Company follows guidance regarding the classification and measurement of redeemable securities.  Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity.  This classification results in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity in the consolidated balance sheets.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.  Additionally, with respect to noncontrolling interests for which the Company has a choice to settle the redemption by delivery of its own shares, the Company considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether the Company controls the actions or events necessary to presume share settlement.  The guidance also requires that noncontrolling interests classified outside of permanent equity be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company, which amounted to approximately 4.6% of all outstanding Operating Partnership units as of June 30, 2011 and December 31, 2010.  The interests in the Operating Partnership represented by these units were a component of the consideration that the Company paid to acquire certain self-storage facilities.  The holders of the units are limited partners in the Operating Partnership and have the right to require the Operating Partnership to redeem part or all of their units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the partnership agreement contains certain provisions that could result in a settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Company will record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss attributable to the Company in the consolidated statements of operations.

The per unit cash redemption amount would equal the average of the closing prices of the Company’s common shares on the New York Stock Exchange for the 10 trading days ending prior to the Company’s receipt of the redemption notice for the applicable unit.  At June 30, 2011 and December 31, 2010, 4,729,136 and 4,737,136 units were outstanding, respectively, and the calculated aggregate redemption value of outstanding Operating Partnership units was based upon the Company’s average closing share prices.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value, as the estimated redemption value exceeded their carrying value at June 30, 2011 and December 31, 2010.  The Company recorded increases to noncontrolling interests and corresponding decreases to shareholders’ equity of $5.3 million and $1.5 million at June 30, 2011 and December 31, 2010, respectively.

10.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee of the Company).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership  to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended June 30, 2011 and June 30, 2010 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the six months ended June 30, 2011 and June 30, 2010 was approximately $0.2 million.  The Company vacated the office space owned by Amsdell and Amsdell in 2007, but remains obligated under certain terms of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of June 30, 2011 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2011	$237	$139
2012	475	278
2013	499	278
2014	499	278
	$1,710	$973

11.  PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2011, the Company acquired five self-storage facilities for an aggregate purchase price of approximately $58.7 million (see note 4).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2011 and 2010 based on the assumptions described above:

	Six Months Ended June 30,
	2011	2010
	(in thousands, except per share data)

Pro forma revenue	$118,099	$107,012
Pro forma net income (loss) from continuing operations	$226	$(9,835)
Net income (loss) per common share
Basic and diluted - as reported	$0.01	$(0.09)
Basic and diluted - as pro forma	$—	$(0.10)

12.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in thousands)
NET INCOME (LOSS)	$1,588	$(4,389)	$2,064	$(7,581)
Other comprehensive income (loss):
Unrealized gain on interest rate swap	861	—	861	—
Unrealized gain (loss) on foreign currency translation	(24)	(52)	228	(249)
COMPREHENSIVE INCOME (LOSS)	$2,425	$(4,441)	$3,153	$(7,830)

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2011 and December 31, 2010, the Company owned 367 and 363 self-storage facilities, respectively, totaling approximately 24.0 million rentable square feet and 23.6 million rentable square feet, respectively.  In addition, as of June 30, 2011, the Company managed 85 properties for third parties bringing the total number of properties which it owned and/or managed to 452.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 10% and 7%, respectively, of total revenues for the three and six month periods ended June 30, 2011.

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

During 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The average estimated life of the intangible value of the management contracts is 56 months, and the related amortization expense recognized during the three and six months ended June 30, 2011 was $0.3 million and $0.6 million.  The Company recognized $0.2 million of amortization during the three and six months ended June 30, 2010.  Additionally, during 2010, the Company acquired 12 self-storage facilities and allocated approximately $3.7 million to the intangible value of the in-place leases.  The amortization expense that was recognized during the three and six months ended June 30, 2011 was $1.0 million and $1.9 million, respectively, with no comparable expense during the 2010 period.

During the six months ended June 30, 2011, the Company acquired five self-storage facilities for an aggregate purchase price of $58.7 million and allocated approximately $3.1 million to the intangible value of in-place leases.  These assets represent the value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to these assets of $0.5 million and $0.6 million during the three and six months ended June 30, 2011.  In connection with one of the acquisitions, the Company assumed mortgage debt with an outstanding principal balance of $7.5 million and recorded a premium of $0.5 million to reflect the fair value of the debt at the time of assumption.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures for the periods ended June 30, 2011 and 2010.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  In accordance with authoritative guidance issued on noncontrolling interests in consolidated financial statements, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  The guidance also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption fair value.  On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests.  Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Disclosure of such redemption value provisions is provided in Note 9 to the unaudited condensed consolidated financial statements.

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

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2011 and 2010, the Company owned 367 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2010 through June 30, 2011:

	2011	2010
Balance - January 1	363	367
Facilities acquired	1	—
Facilities sold	—	—
Balance - March 31	364	367
Facilities acquired	4	—
Facilities consolidated	(1)	—
Facilities sold	—	—
Balance - June 30	367	367
Facilities acquired		3
Facilities sold		—
Balance - September 30		370
Facilities acquired		9
Facilities sold		(16)
Balance - December 31		363

Comparison of the three months ended June 30, 2011 to the three months ended June 30, 2010

	Same-Store Property Portfolio				Non Same-Store Properties		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$49,279	$48,137	$1,142	2%	$3,627	$19	$—	$—	$52,906	$48,156	$4,750	10%
Other property related income	4,876	4,201	675	16%	410	216	364	—	5,650	4,417	1,233	28%
Property management fee income	—	—	—	—	—	—	848	590	848	590	258	44%
Total revenues	54,155	52,338	1,817	3%	4,037	235	1,212	590	59,404	53,163	6,241	12%

OPERATING EXPENSES:
Property operating expenses	20,770	21,266	(496)	-2%	1,508	269	2,807	2,220	25,085	23,755	1,330	6%
NET OPERATING INCOME:	33,385	31,072	2,313	7%	2,529	(34)	(1,595)	(1,630)	34,319	29,408	4,911	17%

Depreciation and amortization									15,945	15,930	15	0%
General and administrative									6,841	6,844	(3)	0%
Subtotal									22,786	22,774	12	0%
Operating income									11,533	6,634	4,899	74%

Other Income (Expense):
Interest:
Interest expense on loans									(8,020)	(9,625)	(1,605)	-17%
Loan procurement amortization expense									(1,396)	(1,620)	(224)	-14%
Loan procurement amortization expense - early repayment of debt									(2,085)	—	2,085	100%
Interest income									5	62	(57)	-92%
Acquisition related costs									(146)	(300)	(154)	-51%
Other									(198)	(35)	163	466%
Total other expense									(11,840)	(11,518)	(322)	3%

INCOME (LOSS) FROM CONTINUING OPERATIONS									(307)	(4,884)	4,577	94%

INCOME FROM DISCONTINUED OPERATIONS									1,895	495	1,400	283%
NET INCOME (LOSS)									1,588	(4,389)	5,977	136%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(44)	233	(277)	-119%
Noncontrolling interests in subsidiaries									(642)	(365)	(277)	-76%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$902	$(4,521)	$5,423	120%

Revenues

Rental income increased from $48.2 million for the three months ended June 30, 2010 to $52.9 million for the three months ended June 30, 2011, an increase of $4.7 million, or 10%.  This increase is primarily attributable to $3.6 million of additional income from the properties acquired in 2010 and 2011 and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio resulting in a $1.1 million increase in rental income during the second quarter 2011 as compared to the second quarter 2010.

Other property related income increased from $4.4 million for the three months ended June 30, 2010 to $5.7 million for the three months ended June 30, 2011, an increase of $1.3 million, or 28%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $1.3 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, which includes an increase of $0.2 million related to the 2010 and 2011 acquisitions.

Property management fee income increased to $0.8 million for the three months ended June 30, 2011 from $0.6 million for the three months ended June 30, 2010, an increase of $0.2 million.  This increase is attributable to a full quarter of management fees earned during the 2011 period related to the addition of 85 management contracts in April 2010, compared to two months of similar activity during the second quarter of 2010.

Operating Expenses

Property operating expenses increased from $23.8 million for the three months ended June 30, 2010 to $25.1 million for the three months ended June 30, 2011, an increase of $1.3 million, or 6%.  This increase is primarily attributable to $1.2 million of increased expenses associated with newly acquired properties and a full quarter of expenses related to the addition of 85 management contracts in April 2010, offset by reduced levels of property expenses in the Company’s same-store properties of $0.5 million.

Other Income (Expenses)

Interest expense decreased from $9.6 million for the three months ended June 30, 2010 to $8.0 million for the three months ended June 30, 2011, a decrease of $1.6 million, or 17%.  Approximately $1.1 million of the reduced interest expense is related to approximately $136 million of net mortgage loan repayments during the period from April 1, 2010 through June 30, 2011.   Interest expense also decreased as a result of lower interest rates on the Credit Facility during 2011 as compared to 2010.

Loan procurement amortization expense - early repayment of debt was $2.1 million for the three months ended June 30, 2011, with no comparable expense during the 2010 period.  This expense is related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the quarter.

Income from Discontinued Operations

Income from discontinued operations increased from $0.5 million for the three months ended June 30, 2010 to $1.9 million for the three months ended June 30, 2011, an increase of $1.4 million.  Income during the 2011 period relates to proceeds in conjunction with eminent domain proceedings on our North H Street asset during 2009.  Income during the 2010 period is related to the sale of 12 assets during 2010.

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

	Same-Store Property Portfolio				Non Same-Store Properties		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$98,288	$95,736	$2,552	3%	$6,489	$134	$—	$—	$104,777	$95,870	$8,907	9%
Other property related income	9,052	7,883	1,169	15%	703	337	651	—	10,406	8,220	2,186	27%
Property management fee income	—	—	—	—	—	—	1,757	634	1,757	634	1,123	177%
Total revenues	107,340	103,619	3,721	4%	7,192	471	2,408	634	116,940	104,724	12,216	12%

OPERATING EXPENSES:
Property operating expenses	42,348	41,724	624	1%	2,732	446	5,608	3,932	50,688	46,102	4,586	10%
NET OPERATING INCOME:	64,992	61,895	3,097	5%	4,460	25	(3,200)	(3,298)	66,252	58,622	7,630	13%

Depreciation and amortization									31,518	31,878	(360)	-1%
General and administrative									12,874	12,711	163	1%
Subtotal									44,392	44,589	(197)	0%
Operating income									21,860	14,033	7,827	56%

Other Income (Expense):
Interest:
Interest expense on loans									(16,133)	(19,676)	(3,543)	-18%
Loan procurement amortization expense									(3,031)	(3,159)	(128)	-4%
Loan procurement amortization expense - early repayment of debt									(2,085)	—	2,085	100%
Interest income									14	597	(583)	-98%
Acquisition related costs									(255)	(300)	(45)	-15%
Other									(201)	(76)	125	164%
Total other expense									(21,691)	(22,614)	923	-4%

INCOME (LOSS) FROM CONTINUING OPERATIONS									169	(8,581)	8,750	102%

INCOME FROM DISCONTINUED OPERATIONS									1,895	1,000	895	90%
NET INCOME (LOSS)									2,064	(7,581)	9,645	127%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(39)	411	(450)	-109%
Noncontrolling interests in subsidiaries									(1,240)	(826)	(414)	-50%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$785	$(7,996)	$8,781	110%

Revenues

Rental income increased from $95.9 million for the six months ended June 30, 2010 to $104.8 million for the six months ended June 30, 2011, an increase of $8.9 million, or 9%.  This increase is primarily attributable to $6.4 million of additional income from the properties acquired in 2010 and 2011 and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio resulting in a $2.6 million increase in rental income during the 2011 period as compared to the 2010 period.

Other property related income increased from $8.2 million for the six months ended June 30, 2010 to $10.4 million for the six months ended June 30, 2011, an increase of $2.2 million, or 27%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $1.9 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, which includes an increase of $0.4 million related to the 2010 and 2011 acquisitions.

Property management fee income increased to $1.8 million for the six months ended June 30, 2011 from $0.6 million for the six months ended June 30, 2010, an increase of $1.2 million.  This increase is attributable to six months of management fees earned during 2011 related to the addition of 85 management contracts in April 2010, compared to two months of similar activity during the 2010 period.

Operating Expenses

Property operating expenses increased from $46.1 million for the six months ended June 30, 2010 to $50.7 million for the six months ended June 30, 2011, an increase of $4.6 million, or 10%.  This increase is primarily attributable to $4.0 million of increased expenses associated with newly acquired properties and six months of expenses in the 2011 period related to the addition of 85 management contracts in April 2010, compared to only two months of similar expenses in the 2010 period.  In addition, we experienced a $0.6 million increase in same-store expenses primarily attributable to a $0.4 million increase in snow removal expense during the 2011 period as compared to the 2010 period.

Other Income (Expenses)

Interest expense decreased from $19.7 million for the six months ended June 30, 2010 to $16.1 million for the six months ended June 30, 2011, a decrease of $3.6 million, or 18%.  Approximately $2.4 million of the reduced interest expense related to approximately $221 million of net mortgage loan repayments during the period from January 1, 2010 through June 30, 2011.   Interest expense also decreased as a result of lower interest rates on the Credit Facility during 2011 as compared to 2010.

Loan procurement amortization expense - early repayment of debt was $2.1 million for the six months ended June 30, 2011, with no comparable expense during the 2010 period.  This expense is related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the quarter.

Income from Discontinued Operations

Income from discontinued operations increased from $1.0 million for the six months ended June 30, 2010 to $1.9 million for the three months ended June 30, 2011, an increase of $0.9 million.  Income during the 2011 period relates to proceeds received related to the North H Street asset that was taken in conjunction with eminent domain proceedings during 2009.  Income during the 2010 period is related to the sale of the 12 assets during 2010.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, procurement amortization expense - early repayment of debt, acquisition related costs, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

Cash Flows

Comparison of the six months ended June 30, 2011 to the six months ended June 30, 2010

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2011 and 2010 is as follows (in thousands):

	Six Months Ended June 30,
	2011	2010	Change

Net cash flow provided by (used in):
Operating activities	$38,167	$27,438	$10,729
Investing activities	$(56,458)	$12,332	$(68,790)
Financing activities	$14,245	$(110,661)	$124,906

Cash flows provided by operating activities for the six months ended June 30, 2011 and 2010 were $38.2 million and $27.4 million, respectively, an increase of $10.8 million, or 39%.  The increase primarily relates to increased NOI levels of $7.6 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 and $1.9 million of proceeds received in conjunction with eminent domain proceedings on our North H Street asset during 2009.

Cash provided by (used in) investing activities decreased from $12.3 million for the six months ended June 30, 2010 to ($56.5) million for the six months ended June 30, 2011, a decrease of $68.8 million.  The decrease primarily relates to higher acquisition activity in the 2011 period (five facilities for an aggregate cash outflow of $50.8 million) relative to no acquisitions during the 2010 period and collections of notes receivable repayments of $19.9 million during the six months ended June 30, 2010.

Cash provided by (used in) financing activities increased from ($110.7) million to $14.2 million during the six months ended June 30, 2010 and 2011, respectively, an increase of $124.9 million.  The increase primarily relates to increased net debt proceeds of $135.9 million, offset by increased distributions paid to shareholders and non-controlling interests of $9.7 million during the 2011 period as compared to the 2010 period due to additional outstanding shares and an increase in the distribution per share during the 2011 period.

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

Our short term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These liquidity needs will vary from year to year, in some cases significantly.  We expect recurring capital expenditures remaining in fiscal year 2011 to be approximately $3 million to $5 million.  In addition, our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and unsecured term loans, are approximately $2.9 million during the remainder of 2011 and $159.5 million in 2012.

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

Current and Expected Sources of Cash

As of June 30, 2011, we had approximately $1.8 million in available cash and cash equivalents.  In addition, we had approximately $241 million of availability for borrowings under our revolving credit facility.

Bank Credit Facilities

On September 29, 2010, we amended the 2009 Credit Facility.  The amended credit facility (the “Credit Facility”) consists of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility.  The Credit Facility has a three-year term expiring on December 7, 2013, is unsecured, and borrowings on the facility incur interest on a borrowing spread determined by our leverage levels plus LIBOR.  We incurred $2.5 million of costs in connection with executing this amendment, which are included as a component of loan procurement costs, net of amortization, on the consolidated balance sheet.  Borrowings under the Credit Facility bear interest ranging from 3.25% to 3.75% over LIBOR depending on our leverage ratio.  If we receive two investment grade ratings, pricing on the Credit Facility will adjust to range from 1.90% to 3.00% over LIBOR.

On June 20, 2011, we entered into a Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5,000,000 provided that the aggregate of such additional advances does not exceed $50,000,000.  We incurred $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Pricing on the Term Loan Facility ranges, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  If we receive two investment grade ratings, pricing on the Term Loan Facility will adjust to range from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.  We incurred $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.

On June 30, 2011, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $100 million of unsecured term loan borrowings and $9 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $241 million was available for borrowing under the Credit Facility.   We had an interest rate cap agreement as of June 30, 2011, that effectively limited the LIBOR component of the interest rate on $100 million of Credit Facility borrowings to 2.00% per annum through January 2012.  In addition, we had interest rate swap agreements as of June 30, 2011 that fix LIBOR on both the five and seven-year term loans through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   We recognized loan procurement amortization expense - early repayment of debt of $2.1 million related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the three months ended June 30, 2011.

As of June 30, 2011, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.87% and the effective interest rates on the five and seven-year term loans were 3.70% and 4.52%, respectively, after giving consideration to the interest rate swaps described in Note 7.

Our ability to borrow under the Credit Facility and Term Loan Facility is subject to our ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility and Term Loan Facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

We are currently in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

Our financial instruments consist of both fixed and variable rate debt.  As of June 30, 2011, our consolidated debt consisted of $347.6 million in fixed rate loans payable, $300 million in variable rate unsecured term loans and $9 million in the unsecured revolving credit facility.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $7.4 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $7.7 million.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective.

Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Company’s common shares during the three-month period ended June 30, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 – April 30	1,962	$11.30	N/A	3,000,000
May 1 – May 31	354	$11.09	N/A	3,000,000
June 1 – June 30	1,016	10.76	N/A	3,000,000

Total	3,332	$11.11	N/A	3,000,000

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

ITEM 6.  EXHIBITS

Exhibit No.

10.1*

Amended and Restated Employment Letter Agreement, dated April 4, 2011, by and between U-Store-It Trust and Jeffrey P. Foster, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2011

10.2

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 20, 2011.

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

101

The following materials from U-Store-It’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

* Denotes a contract or compensatory plan, contract or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U-STORE-IT TRUST
(Registrant)

Date: August 9, 2011	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)