Form 10-Q
period 2011-09-30
CubeSmart; CubeSmart, L.P.
filed 2011-11-07
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒       Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011.

or

☐          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                       to                       .

Commission file number:
001-32324 (CubeSmart)
000-54662 (CubeSmart, L.P.)

CUBESMART

CUBESMART, L.P.

(Exact Name of Registrant as Specified in its Charter)

Maryland (CubeSmart) Delaware (CubeSmart, L.P.)	20-1024732 34-1837021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

460 East Swedesford Road
Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

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

CubeSmart	Yes ☒ No ☐
CubeSmart, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CubeSmart	Yes ☒ No ☐
CubeSmart, L.P.	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

CubeSmart:
Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2011
common shares of CubeSmart, $.01 par value	122,565,406

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2011 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. Effective September 14, 2011, the Parent Company changed its name from “U-Store-It Trust” to “CubeSmart” and the Operating Partnership changed its name from “U-Store-It, L.P.” to “CubeSmart, L.P.” The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2011, owned a 95.4% interest in the Operating Partnership. The remaining 4.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

Management operates the Parent Company and the Operating Partnership as one enterprise. The management teams of the Parent Company and the Operating Partnership are identical, and their constituents are officers of both the Parent Company and of the Operating Partnership.

There are few differences between the Parent Company and the Operating Partnership, which are reflected in the note disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as a consolidated enterprise. The Parent Company is a REIT, whose only material asset is its ownership of the partnership interests of the Operating Partnership.  As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing the debt obligations of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and, directly or indirectly, holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.

The substantive difference between the Parent Company’s and the Operating Partnership’s filings is the fact that the Parent Company is a REIT with public stock, while the Operating Partnership is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or capital for Operating Partnership) section of the consolidated balance sheets and in the consolidated statements of equity (or capital) and comprehensive income (loss). Apart from the different equity treatment, the consolidated financial statements of the Parent Company and the Operating Partnership are nearly identical.

The Company believes that combining the quarterly reports on Form 10-Q of the Parent Company and the Operating Partnership into a single report will:

•                                facilitate a better understanding by the investors of the Parent Company and the Operating Partnership by enabling them to view the business as a whole in the same manner as management views and operates the business;

•                                remove duplicative disclosures and provide a more straightforward presentation in light of the fact that a substantial portion of the disclosure applies to both the Parent Company and the Operating Partnership; and

•                                create time and cost efficiencies through the preparation of one combined report instead of two separate reports.

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents Item 1 —Financial Statements as separate sections for each of the Parent Company and the Operating Partnership.

This report also includes separate Item 4—Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

In order to highlight the differences between the Parent Company and the Operating Partnership, the separate sections in this report for the Parent Company and the Operating Partnership specifically refer to the Parent Company and the Operating Partnership. In the sections that combine disclosures of the Parent Company and the Operating Partnership, this report refers to such disclosures as those of the Company. Although the Operating Partnership is generally the entity that directly or indirectly enters into contracts and real estate ventures and holds assets and debt, reference to the Company is appropriate because the business is one enterprise and the Parent Company operates the business through the Operating Partnership.

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes, and the Parent Company does not have significant assets other than its investment in the Operating Partnership. Therefore, the assets and liabilities of the Parent Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company’s operations on a consolidated basis and how management operates the Company.

Filing Format

This combined Form 10-Q is being filed separately by CubeSmart and CubeSmart, L.P.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, or “this Report”, together with other statements and information publicly disseminated by the Parent Company and the Operating Partnership, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information.  In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  As a result, you should not rely on or construe any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s Annual Report on Form 10-K for the year ended December 31, 2010, in Item 1A. “Risk Factors” in the Operating Partnership’s Registration Statement on Form 10, as amended, and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in the Parent Company’s Annual Report on Form 10-K, the Operating Partnership’s Registration Statement on Form 10, as amended, and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

Given these uncertainties and the other risks identified elsewhere in this Report, we caution readers not to place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Storage facilities	$1,740,880	$1,743,021
Less: Accumulated depreciation	(307,675)	(314,530)
Storage facilities, net	1,433,205	1,428,491
Cash and cash equivalents	12,491	5,891
Restricted cash	11,228	10,250
Loan procurement costs, net of amortization	11,574	15,611
Investment in real estate ventures, at equity	15,438	—
Other assets, net	19,182	18,576
Total assets	$1,503,118	$1,478,819

LIABILITIES AND EQUITY

Revolving credit facility	$—	$43,000
Unsecured term loans	300,000	200,000
Mortgage loans and notes payable	346,018	372,457
Accounts payable, accrued expenses and other liabilities	50,028	36,172
Distributions payable	7,293	7,275
Deferred revenue	9,326	8,873
Security deposits	476	489
Total liabilities	713,141	668,266

Noncontrolling interests in the Operating Partnership	42,521	45,145

Commitments and contingencies

Equity
Common shares $.01 par value, 200,000,000 shares authorized, 99,002,254 and 98,596,796 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	990	986
Additional paid in capital	1,030,847	1,026,952
Accumulated other comprehensive loss	(9,484)	(1,121)
Accumulated deficit	(314,380)	(302,601)
Total CubeSmart shareholders’ equity	707,973	724,216
Noncontrolling interest in subsidiaries	39,483	41,192
Total equity	747,456	765,408
Total liabilities and equity	$1,503,118	$1,478,819

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

REVENUES
Rental income	$53,705	$48,057	$155,429	$140,467
Other property related income	5,862	4,652	15,894	13,044
Property management fee income	878	1,048	2,634	1,682
Total revenues	60,445	53,757	173,957	155,193
OPERATING EXPENSES
Property operating expenses	24,940	23,111	74,054	67,511
Depreciation and amortization	16,042	14,789	46,862	45,919
General and administrative	5,476	6,597	18,350	19,308
Total operating expenses	46,458	44,497	139,266	132,738
OPERATING INCOME	13,987	9,260	34,691	22,455
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(8,464)	(9,648)	(24,596)	(29,324)
Loan procurement amortization expense	(1,093)	(1,559)	(4,124)	(4,718)
Loan procurement amortization expense - early repayment of debt	—	—	(2,085)	—
Interest income	7	19	21	616
Acquisition related costs	(374)	(165)	(629)	(465)
Equity in losses of real estate ventures	(24)	—	(24)	—
Other	1	(67)	(200)	(142)
Total other expense	(9,947)	(11,420)	(31,637)	(34,033)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,040	(2,160)	3,054	(11,578)

DISCONTINUED OPERATIONS
Income from discontinued operations	361	1,045	3,411	2,882
Gain on disposition of discontinued operations	3,527	—	3,527	—
Total discontinued operations	3,888	1,045	6,938	2,882
NET INCOME (LOSS)	7,928	(1,115)	9,992	(8,696)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(329)	76	(368)	487
Noncontrolling interest in subsidiaries	(771)	(441)	(2,011)	(1,267)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$6,828	$(1,480)	$7,613	$(9,476)

Basic and diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.03)	$0.01	$(0.13)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.04	$0.01	$0.07	$0.03
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.07	$(0.02)	$0.08	$(0.10)

Weighted-average basic shares outstanding	98,895	93,724	98,836	93,154
Weighted-average diluted shares outstanding	100,284	93,724	100,264	93,154

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$3,119	$(2,476)	$994	$(12,223)
Total discontinued operations	3,709	996	6,619	2,747
Net income (loss)	$6,828	$(1,480)	$7,613	$(9,476)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine-Month Periods Ended September 30, 2011 and 2010

(in thousands)

(unaudited)

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2010	98,597	$986	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries						—	3	3
Issuance of common shares, net	140	1	1,451			1,452		1,452
Issuance of restricted shares	233	3				3		3
Exercise of stock options	24		121			121		121
Conversion from units to shares	8		85			85		85	(85)
Amortization of restricted shares			1,069			1,069		1,069
Share compensation expense			1,169			1,169		1,169
Net income					7,613	7,613	2,011	9,624	368
Adjustment for noncontrolling interest in Operating Partnership					1,509	1,509		1,509	(1,509)
Other comprehensive income:
Unrealized loss on interest rate swap				(8,504)		(8,504)	(276)	(8,780)	(409)
Unrealized gain on foreign currency translation				141		141	5	146	6
Distributions					(20,901)	(20,901)	(3,452)	(24,353)	(995)
Balance at September 30, 2011	99,002	$990	$1,030,847	$(9,484)	$(314,380)	$707,973	$39,483	$747,456	$42,521

	Common Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2009	92,655	$927	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries						—	20	20
Issuance of restricted shares	201	2				2		2
Issuance of common shares	2,450	24	20,414			20,438		20,438
Exercise of stock options	56		194			194		194
Conversion from units to shares	73	1	674			675		675	(675)
Amortization of restricted shares			1,256			1,256		1,256
Share compensation expense			1,430			1,430		1,430
Net (loss) income					(9,476)	(9,476)	1,267	(8,209)	(487)
Other comprehensive loss:
Unrealized loss on foreign currency translation				(50)		(50)	(1)	(51)	(3)
Distributions					(7,079)	(7,079)	(3,445)	(10,524)	(358)
Balance at September 30, 2010	95,435	$954	$998,894	$(924)	$(296,225)	$702,699	$41,862	$744,561	$43,871

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating Activities
Net income (loss)	$9,992	$(8,696)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	51,391	53,036
Gain on disposition of discontinued operations	(3,527)	—
Equity compensation expense	2,238	2,686
Accretion of fair market value adjustment of debt	(69)	(251)
Equity in losses of real estate ventures	(24)	—
Loan procurement amortization expense - early repayment of debt	2,085	—
Changes in other operating accounts:
Other assets	(1,810)	(1,023)
Restricted cash	(938)	—
Accounts payable and accrued expenses	4,830	4,898
Other liabilities	207	297
Net cash provided by operating activities	$64,375	$50,947

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(81,978)	$(45,037)
Investment in real estate ventures, at equity	(15,414)	—
Proceeds from disposition of discontinued operations	42,799	—
Proceeds from repayment of notes receivable	—	20,112
(Increase) decrease in restricted cash	(40)	853
Net cash used in investing activities	$(54,633)	$(24,072)

Financing Activities
Proceeds from :
Revolving credit facility	$118,700	$—
Unsecured Term Loans	200,000	—
Mortgage loans and notes payable	3,537	—
Principal payments on:
Revolving credit facility	(161,700)	—
Unsecured Term Loans	(100,000)	—
Mortgage loans and notes payable	(37,833)	(112,576)
Proceeds from issuance of common shares, net	1,452	20,438
Exercise of stock options	121	194
Contributions from noncontrolling interests in subsidiaries	3	20
Distributions paid to shareholders	(20,873)	(7,006)
Distributions paid to noncontrolling interests in Operating Partnership	(1,001)	(362)
Distributions paid to noncontrolling interests in subsidiaries	(3,452)	(3,445)
Loan procurement costs	(2,096)	(3,703)
Net cash used in financing activities	$(3,142)	$(106,440)

Increase (decrease) in cash and cash equivalents	6,600	(79,565)

Cash and cash equivalents at beginning of period	5,891	102,768
Cash and cash equivalents at end of period	$12,491	$23,203

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$24,799	$29,609
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$1,849
Foreign currency translation adjustment	$152	$(54)
Derivative valuation adjustment	$(9,189)	$—
Mortgage loan assumption at fair value	$7,905	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except common unit data)

(unaudited)

	September 30,	December 31,
	2011	2010

ASSETS
Storage facilities	$1,740,880	$1,743,021
Less: Accumulated depreciation	(307,675)	(314,530)
Storage facilities, net	1,433,205	1,428,491
Cash and cash equivalents	12,491	5,891
Restricted cash	11,228	10,250
Loan procurement costs, net of amortization	11,574	15,611
Investment in real estate ventures, at equity	15,438	—
Other assets, net	19,182	18,576
Total assets	$1,503,118	$1,478,819

LIABILITIES AND CAPITAL

Revolving credit facility	$—	$43,000
Unsecured term loan	300,000	200,000
Mortgage loans and notes payable	346,018	372,457
Accounts payable, accrued expenses and other liabilities	50,028	36,172
Distributions payable	7,293	7,275
Deferred revenue	9,326	8,873
Security deposits	476	489
Total liabilities	713,141	668,266

Limited Partnership interest of third parties	42,521	45,145

Commitments and contingencies

Capital
Operating Partner	717,457	725,337
Accumulated other comprehensive loss	(9,484)	(1,121)
Total CubeSmart L.P. capital	707,973	724,216
Noncontrolling interests in subsidiaries	39,483	41,192
Total capital	747,456	765,408
Total liabilities and capital	$1,503,118	$1,478,819

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
REVENUES
Rental income	$53,705	$48,057	$155,429	$140,467
Other property related income	5,862	4,652	15,894	13,044
Property management fee income	878	1,048	2,634	1,682
Total revenues	60,445	53,757	173,957	155,193
OPERATING EXPENSES
Property operating expenses	24,940	23,111	74,054	67,511
Depreciation and amortization	16,042	14,789	46,862	45,919
General and administrative	5,476	6,597	18,350	19,308
Total operating expenses	46,458	44,497	139,266	132,738
OPERATING INCOME	13,987	9,260	34,691	22,455
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(8,464)	(9,648)	(24,596)	(29,324)
Loan procurement amortization expense	(1,093)	(1,559)	(4,124)	(4,718)
Loan procurement amortization expense - early repayment of debt	—	—	(2,085)	—
Interest income	7	19	21	616
Acquisition related costs	(374)	(165)	(629)	(465)
Equity in losses of real estate ventures	(24)	—	(24)	—
Other	1	(67)	(200)	(142)
Total other expense	(9,947)	(11,420)	(31,637)	(34,033)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,040	(2,160)	3,054	(11,578)

DISCONTINUED OPERATIONS
Income from discontinued operations	361	1,045	3,411	2,882
Gain of disposition of discontinued operations	3,527	—	3,527	—
Total discontinued operations	3,888	1,045	6,938	2,882
NET INCOME (LOSS)	7,928	(1,115)	9,992	(8,696)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(771)	(441)	(2,011)	(1,267)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	$7,157	$(1,556)	$7,981	$(9,963)
Limited Partnership interest of third parties	(329)	76	(368)	487
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	$6,828	$(1,480)	$7,613	$(9,476)

Basic and diluted income (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.03)	$0.01	$(0.13)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.04	$0.01	$0.07	$0.03
Basic and diluted earnings (loss) per unit attributable to common unitholders	$0.07	$(0.02)	$0.08	$(0.10)

Weighted-average basic units outstanding	98,895	93,724	98,836	93,154
Weighted-average diluted units outstanding	100,284	93,724	100,264	93,154

AMOUNTS ATTRIBUTABLE TO THE OPERATING PARTNER
Income (loss) from continuing operations	$3,119	$(2,476)	$994	$(12,223)
Total discontinued operations	3,709	996	6,619	2,747
Net income (loss)	$6,828	$(1,480)	$7,613	$(9,476)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL AND COMPREHENSIVE INCOME (LOSS)

For the Nine-Month Periods Ended September 30, 2011 and 2010

(in thousands)

(unaudited)

	Number of OP Units	Operating	Accumulated Other Comprehensive	Total Cubesmart L.P.	Noncontrolling Interest in	Total	Limited Partnership interest
	Oustanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of third parties

Balance at December 31, 2010	98,597	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries				—	3	3
Issuance of common OP units, net	140	1,452		1,452		1,452
Issuance of restricted OP units	233	3		3		3
Exercise of OP unit options	24	121		121		121
Conversion from units to shares	8	85		85		85	(85)
Amortization of restricted OP units		1,069		1,069		1,069
OP unit compensation expense		1,169		1,169		1,169
Net income		7,613		7,613	2,011	9,624	368
Adjustment for Limited Partnership interest of third parties		1,509		1,509		1,509	(1,509)
Other comprehensive income:
Unrealized gain on interest rate swap			(8,504)	(8,504)	(276)	(8,780)	(409)
Unrealized gain on foreign currency translation			141	141	5	146	6
Distributions		(20,901)		(20,901)	(3,452)	(24,353)	(995)
Balance at September 30, 2011	99,002	$717,457	$(9,484)	$707,973	$39,483	$747,456	$42,521

	Number of OP Units	Operating	Accumulated Other Comprehensive	Total Cubesmart L.P.	Noncontrolling Interest in	Total	Limited Partnership interest
	Oustanding	Partner	Loss	Capital	Subsidiaries	Capital	of third parties

Balance at December 31, 2009	92,655	$696,183	$(874)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries				—	20	20
Issuance of restricted OP units	201	2		2		2
Issuance of OP units, net	2,450	20,438		20,438		20,438
Exercise of OP unit options	56	194		194		194
Conversion from units to shares	73	675		675		675	(675)
Amortization of restricted OP units		1,256		1,256		1,256
OP unit compensation expense		1,430		1,430		1,430
Net (loss) income		(9,476)		(9,476)	1,267	(8,209)	(487)
Other comprehensive loss:
Unrealized loss on foreign currency translation			(50)	(50)	(1)	(51)	(3)
Distributions		(7,079)		(7,079)	(3,445)	(10,524)	(358)
Balance at September 30, 2010	$95,435	$703,623	$(924)	$702,699	$41,862	$744,561	$43,871

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010

Operating Activities
Net income (loss)	$9,992	$(8,696)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	51,391	53,036
Gain on disposition of discontinued operations	(3,527)	—
Equity compensation expense	2,238	2,686
Accretion of fair market value adjustment of debt	(69)	(251)
Equity in losses of real estate ventures	(24)	—
Loan procurement amortization expense - early repayment of debt	2,085	—
Changes in other operating accounts:
Other assets	(1,810)	(1,023)
Restricted cash	(938)	—
Accounts payable and accrued expenses	4,830	4,898
Other liabilities	207	297
Net cash provided by operating activities	$64,375	$50,947

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(81,978)	$(45,037)
Investment in real estate ventures, at equity	(15,414)	—
Proceeds from disposition of discontinued operations	42,799	—
Proceeds from repayment of notes receivable	—	20,112
(Increase) decrease in restricted cash	(40)	853
Net cash used in investing activities	$(54,633)	$(24,072)

Financing Activities
Proceeds from :
Revolving credit facility	$118,700	$—
Unsecured Term Loans	200,000	—
Mortgage loans and notes payable	3,537	—
Principal payments on:
Revolving credit facility	(161,700)	—
Unsecured Term Loans	(100,000)	—
Mortgage loans and notes payable	(37,833)	(112,576)
Proceeds from issuance of common OP units, net	1,452	20,438
Exercise of OP unit options	121	194
Contributions from noncontrolling interests in subsidiaries	3	20
Distributions paid to OP unitholders	(20,873)	(7,006)
Distributions paid to Limited Partnership interest of third parties	(1,001)	(362)
Distributions paid to noncontrolling interests in subsidiaries	(3,452)	(3,445)
Loan procurement costs	(2,096)	(3,703)
Net cash used in financing activities	$(3,142)	$(106,440)

Increase (decrease) in cash and cash equivalents	6,600	(79,565)

Cash and cash equivalents at beginning of period	5,891	102,768
Cash and cash equivalents at end of period	$12,491	$23,203

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$24,799	$29,609
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$1,849
Foreign currency translation adjustment	$152	$(54)
Derivative valuation adjustment	$(9,189)	$—
Mortgage loan assumption at fair value	$7,905	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland corporation, as its sole general partner.  Effective September 14, 2011, the Parent Company changed its name from “U-Store-It Trust” to “CubeSmart” and the Operating Partnership changed its name from “U-Store-It, L.P.” to “CubeSmart, L.P.”  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States and the District of Columbia and are presented under one reportable segment: we own, operate, develop, manage and acquire self-storage facilities.

As of September 30, 2011, the Parent Company owned approximately 95.4% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Company’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Parent Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2010, which are included in the Operating Partnership’s Registration Statement on Form 10, as amended, as certain footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report pursuant to the rules of the SEC.  The results of operations for each of the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)

Land and improvements	$374,719	$374,569
Buildings and improvements	1,293,528	1,273,938
Equipment	69,730	93,571
Construction in progress	2,903	943
Total	1,740,880	1,743,021
Less accumulated depreciation	(307,675)	(314,530)
Storage facilities, net	$1,433,205	$1,428,491

As assets become fully depreciated, the carrying values are removed from their respective asset category and accumulated depreciation.  During the nine months ended September 30, 2011 and 2010, $41.2 million and $65.2 million of assets, respectively, became fully depreciated and were removed from storage facilities and accumulated depreciation.

The following table summarizes the Company’s acquisition and disposition activity during the period January 1, 2010 to September 30, 2011:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
			9	$78,587
2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500

2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145
2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA and NC	December 2010	15	35,000
			16	$38,100

During 2011, the Company received compensation from the state of California regarding 2009 eminent domain proceedings on our North H Street asset.  Accordingly, the Company recognized $1.9 million of income during 2011.

4.  ACQUISITIONS

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The 85 management contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The Company’s estimate of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted estimated future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration.  The Company records changes in the fair value of the contingent consideration liability in earnings.  As of September 30, 2011, no adjustments to the fair value were deemed necessary.  The average estimated life of the intangible value of the management contracts is 56 months from the April 2010 closing and the related amortization expense recognized during the three and nine months ended September 30, 2011 was $0.3 million and $1.0 million, respectively.  The Company recognized $0.3 million and $0.5 million of amortization during the three months and nine months ended September 30, 2010, respectively.

During 2010, the Company acquired 12 self-storage facilities for an aggregate purchase price of $85.1 million and allocated approximately $3.7 million to the intangible value of the in-place leases.  The related amortization expense recognized during the three and nine months ended September 30, 2011 was approximately $0.9 million and $2.8 million, respectively.  The amortization expense recognized during the three and nine months ended September 30, 2010 was approximately $0.7 million.

During the nine months ended September 30, 2011, the Company acquired nine self-storage facilities for an aggregate purchase price of $78.6 million and allocated approximately $4.2 million to the intangible value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to these assets of $1.0 million and $1.6 million during the three and nine months ended September 30, 2011, respectively.  In connection with one of the acquisitions, the Company assumed mortgage debt with an outstanding principal balance of $7.5 million and recorded a premium of $0.5 million to reflect the fair value of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 26, 2011, the Company contributed $15.4 million to the capital of a limited partnership (the “HSRE Venture” or “HSREV”) in exchange for a 50% interest in the partnership.  HSREV owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida.  The other partner in the HSRE Venture, which holds the remaining 50% interest, is unaffiliated with the Company.

The Company has determined that HSREV is a voting interest entity.  The Company does not control the entity through voting rights and therefore accounts for the investment under the equity method.  The Company’s investment in HSREV is included in the “Investment in real estate ventures, at equity” line item on the Company’s consolidated balance sheet and earnings attributable to HSREV is presented in the “Equity in losses of real estate ventures” line item on the Company’s consolidated statements of operations.

The Company’s investment in real estate entities at September 30, 2011 was $15.4 million, and the Company’s equity in losses of real estate entities for the three and nine months ended September 30, 2011 was approximately $0.02 million.

6.  UNSECURED CREDIT FACILITY AND UNSECURED TERM LOANS

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

On September 30, 2011, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility and $100 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $250 million was available for borrowing under the Credit Facility.  The Company had an interest rate cap agreement as of September 30, 2011, that effectively limited the LIBOR component of the interest rate on $100 million of Credit Facility borrowings to 2.00% per annum through January 2012.  In addition, the Company had interest rate swap agreements as of September 30, 2011 that fix LIBOR on both the five and seven-year term loans through their respective maturity dates.  The interest rate swap agreements fix thirty-day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  The Company recognized loan procurement amortization expense - early repayment of debt of $2.1 million related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the nine months ended September 30, 2011.

As of September 30, 2011, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.90%.  As of September 30, 2011, the effective interest rates on the five and seven-year term loans were 3.70% and 4.52%, respectively, after giving consideration to the interest rate swaps described in Note 8.

The Company’s ability to borrow under the Credit Facility and Term Loan Facility is subject to the Company’s ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after September 30, 2010.

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

7.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loan	2011	2010	Interest Rate	Date
	(in thousands)
YSI 12	$—	$1,477	5.97%	Sep-11
YSI 13	—	1,270	5.97%	Sep-11
YSI 6	75,169	76,137	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,717	1,759	5.97%	Jan-13
YSI 7	3,050	3,100	6.50%	Jun-13
YSI 8	1,743	1,771	6.50%	Jun-13
YSI 9	1,917	1,948	6.50%	Jun-13
YSI 17	4,021	4,121	6.32%	Jul-13
YSI 27	485	499	5.59%	Nov-13
YSI 30	7,117	7,316	5.59%	Nov-13
YSI 11	2,368	2,420	5.87%	Dec-13
USIFB	7,167	3,726	5.11%	Dec-13
YSI 5	3,124	3,193	5.25%	Jan-14
YSI 28	1,521	1,555	5.59%	Feb-14
YSI 34	—	14,823	8.00%	Jun-14
YSI 37	2,183	2,210	7.25%	Aug-14
YSI 40	—	2,520	7.25%	Aug-14
YSI 44	1,077	1,095	7.00%	Sep-14
YSI 41	3,801	3,879	6.60%	Sep-14
YSI 38	—	3,973	6.35%	Oct-14
YSI 45	5,377	5,443	6.75%	Oct-14
YSI 46	—	3,430	6.75%	Oct-14
YSI 43	—	2,919	6.50%	Nov-14
YSI 48	24,975	25,270	7.25%	Nov-14
YSI 50	2,276	2,322	6.75%	Dec-14
YSI 10	4,032	4,091	5.87%	Jan-15
YSI 15	1,843	1,877	6.41%	Jan-15
YSI 20	61,038	62,459	5.97%	Nov-15
YSI 51	7,448	—	6.36%	Oct-16
YSI 31	13,477	13,660	6.75%	Jun-19	(a)
YSI 35	4,487	4,499	6.90%	Jul-19	(a)
YSI 32	5,978	6,058	6.75%	Jul-19	(a)
YSI 33	11,212	11,370	6.42%	Jul-19
YSI 42	—	3,184	6.88%	Sep-19	(a)
YSI 39	3,884	3,931	6.50%	Sep-19	(a)
YSI 47	3,113	3,176	6.63%	Jan-20	(a)
Unamortized fair value adjustment	418	(24)

Total mortgage loans and notes payable	$346,018	$372,457

(a)                  These borrowings have a fixed interest rate for the first five-years of their term, which then resets and remains constant over the final five-years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at September 30, 2011 (in thousands):

2011	$1,464
2012	159,504
2013	32,885
2014	62,069
2015	60,215
2016 and thereafter	29,463
Total mortgage payments	345,600
Plus: Unamortized fair value adjustment	418
Total mortgage indebtedness	$346,018

The Company currently intends to fund its remaining 2011 principal payment requirements from cash provided by operating activities.

8.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2011 (dollars in thousands):

						Fair Value
Hedge		Notional				September 30,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2011

Cap	Cash flow	$100,000	2.0000%	2/1/2011	1/31/2012	$—
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,370)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,388)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(658)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(2,273)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(2,345)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(1,155)
						$(9,189)

As of December 31, 2010, the Company had an interest rate cap agreement that effectively limited the LIBOR component of the interest rate on $150 million of credit facility borrowings to 1.50% per annum through January 2011.  There were no financial assets and liabilities carried at fair value as of December 31, 2010.

9.  FAIR VALUE MEASUREMENTS

The Company applies the methods of determining fair value as described in authoritative guidance, to value its financial assets and liabilities. As defined in the guidance, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities carried at fair value as of September 30, 2011 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$(9,189)	$—

Total assets at fair value	$—	$(9,189)	$—

There were no financial assets and liabilities carried at fair value as of December 31, 2010.

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2011 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of September 30, 2011 the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective book values at September 30, 2011 and December 31, 2010.  The Company had fixed interest rate loans with a carrying value of $346.0 million and $372.5 million at September 30, 2011 and December 31, 2010, respectively.  The estimated fair values of these fixed rate loans were $344.4 million and $351.8 million at September 30, 2011 and December 31, 2010, respectively.  The Company had variable interest rate loans with a carrying value of $300.0 million and $243.0 million at September 30, 2011 and December 31, 2010, respectively.  The estimated fair values of the variable interest rate loans approximate their carrying values due to their floating rate nature and market spreads.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at September 30, 2011 and December 31, 2010.

10.  DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2011 and 2010, discontinued operations relate to 18 properties that the Company sold during 2011, proceeds received in conjunction with eminent domain proceedings on our North H Street asset during 2009, and 16 properties that the Company sold during 2010 (see Note 3).  The sale during 2011 resulted in the recognition of a gain of $3.5 million.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

REVENUES
Rental income	$703	$3,041	$3,757	$8,900
Other property related income	114	324	2,383	906
Total revenues	817	3,365	6,140	9,806
OPERATING EXPENSES
Property operating expenses	339	1,532	1,914	4,525
Depreciation and amortization	117	788	815	2,399
Total operating expenses	456	2,320	2,729	6,924
OPERATING INCOME	361	1,045	3,411	2,882
Income from discontinued operations	361	1,045	3,411	2,882
Gain on disposition of discontinued operations	3,527	—	3,527	—
Income from discontinued operations	$3,888	$1,045	$6,938	$2,882

11.  NONCONTROLLING INTERESTS

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At September 30, 2011, HART had total assets of $87.8 million, including $85.2 million of storage facilities, net and total liabilities of $2.5 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At September 30, 2011, the Venture had total assets of $11.5 million and total liabilities of $7.7 million, including two mortgage loans totaling $7.2 million secured by storage facilities with a net book value of $11.1 million.  At September 30, 2011, the Venture’s creditors had no recourse to the general credit of the Company.

Operating Partnership Ownership

The Company follows guidance regarding the classification and measurement of redeemable securities.  Under this guidance, securities that are redeemable for cash or other assets, at the option of the holder and not solely within the control of the issuer, must be classified outside of permanent equity/capital.  This classification results in certain outside ownership interests being included as redeemable noncontrolling interests outside of permanent equity/capital in the consolidated balance sheets.  The Company makes this determination based on terms in applicable agreements, specifically in relation to redemption provisions.

Additionally, with respect to redeemable ownership interests in the Limited Partnership held by third parties for which the Parent Company has a choice to settle the redemption by delivery of its own shares, the Operating Partnership considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether the Parent Company controls the actions or events necessary to presume share settlement. The guidance also requires that noncontrolling interests classified outside of permanent capital be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

Approximately 4.6% of the outstanding OP Units as of September 30, 2011 and December 31, 2010 were not owned by the general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require the Parent Company to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of the Parent Company or cash based upon the fair value of an equivalent number of common shares of the Parent Company. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of the Parent Company and the Operating Partnership, as the Parent Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of the Parent Company on the New York Stock Exchange for the 10 trading days ending prior to the Parent Company’s receipt of the redemption notice for the applicable Unit. At September 30, 2011 and December 31, 2010, 4,729,136 and 4,737,136 OP units were outstanding, respectively, and the calculated aggregate redemption value of outstanding OP units was based upon the Parent Company’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their carrying value as of September 30, 2011 because the carrying cost exceeded the estimated redemption value.  At December 31, 2010, the Operating Partnership reflected these interests at their redemption value, as the estimated redemption value exceeded their carrying value at December 31, 2010. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $1.5 million at December 31, 2010.

12.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee of the Company).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended September 30, 2011 and September 30, 2010 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the nine months ended September 30, 2011 and September 30, 2010 was approximately $0.3 million.  The Company vacated the office space owned by Amsdell and Amsdell in 2007, but remains obligated under certain terms of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of September 30, 2011 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2011	$119	$70
2012	475	278
2013	499	278
2014	499	278
	$1,592	$904

13.  PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2011, the Company acquired nine self-storage facilities for an aggregate purchase price of approximately $78.6 million (see note 4).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2011 and 2010 based on the assumptions described above:

	Nine Months Ended September 30,
	2011	2010
	(in thousands, except per share data)

Pro forma revenue	$176,833	$160,813
Pro forma net income (loss) from continuing operations	$3,800	$(13,477)
Net income (loss) per common share from continuing operations
Basic and diluted - as reported	$0.01	$(0.13)
Basic and diluted - as pro forma	$0.01	$(0.15)

The following table summarizes the Company’s revenue and earnings related to the 2011 and 2010 acquisitions since the acquisition dates, included in the consolidated income statement for the nine months ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)

Revenue	$12,029	$223
Net income (loss) from continuing operations	$(919)	$179

14.  COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)

NET INCOME (LOSS)	$7,928	$(1,115)	$9,992	$(8,696)
Other comprehensive income (loss):
Unrealized loss on interest rate swap	(10,050)	—	(9,189)	—
Unrealized gain (loss) on foreign currency translation	(76)	195	152	(54)
COMPREHENSIVE INCOME (LOSS)	$(2,198)	$(920)	$955	$(8,750)

15.  SUBSEQUENT EVENTS

On October 24, 2011, the Company entered into a purchase agreement to acquire a portfolio of 22 self-storage facilities from Storage Deluxe, an unaffiliated third party.  The facilities are located in New York, Pennsylvania and Connecticut.  The aggregate purchase price for the properties is approximately $560 million.  Consummation of the Storage Deluxe acquisition is subject to closing conditions.

On October 24, 2011, we received $300.0 million of combined bridge financing facilities from affiliates of Wells Fargo Securities, LLC (“Wells”). Under these facilities, an affiliate of Wells has agreed to provide us with a new $100.0 million unsecured term loan facility, subject to certain conditions, including the absence of material adverse change, satisfactory due diligence, and the receipt of at least $175.0 million in equity capital. This term loan facility will mature within six months, but we will have the ability to extend the term for an additional five years. Our obligations under this term loan facility will be guaranteed by all our existing and future material subsidiaries. The other covenants, indemnification provisions and conditions precedent to borrowings under this term loan facility are substantially the same as those under our existing unsecured Credit Facility. The commitments under this term loan facility are available until April 30, 2012 and are subject to certain conditions. Also under these facilities, another affiliate of Wells has agreed to purchase, upon our request and subject to certain conditions, up to 8,000,000 shares (which number of shares is subject to reduction in connection with certain capital raising activities of CubeSmart and the Operating Partnership) of a new class of preferred shares of CubeSmart that, if issued, would be designated as Series B Cumulative Redeemable Preferred Shares and would have a liquidation preference of $25.00 per share and be issued at a price per share equal to $24.08. If CubeSmart elects to sell any such shares, the closing will occur no later than March 31, 2012.  Proceeds from the sale, if any, of such shares will be used to fund directly or indirectly a portion of the purchase price for the Storage Deluxe acquisition.  The obligation of the Wells affiliate to purchase such shares is subject to customary closing conditions.

On October 28, 2011, the Company completed its public offering of 23,000,000 common shares at a public offering price of $9.20, which reflects the full exercise by the underwriters of their option to purchase 3,000,000 shares to cover over-allotments.  The Company received approximately $202.4 million in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses.

On November 2, 2011, the Company closed an underwritten public offering of 2,800,000 of the Company’s Series A preferred shares at a price to the public of $25.00 per share for gross proceeds of $70 million. The financing provided approximately $67.5 million to the Company after deducting the underwriting discount and offering expenses.

On November 3, 2011, the Company closed on the purchase of 16 of the Storage Deluxe facilities.  In connection with the closing, the Company borrowed $93 million from its revolving credit facility.  The remaining properties are expected to close during the first quarter of 2012.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s Annual Report on the Form 10-K for the year ended December 31, 2010 and the section entitled “Risk Factors” in the Operating Partnership’s Registration Statement on Form 10, as amended.

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  Effective September 14, 2011, the Parent Company changed its name from “U-Store-It Trust” to “CubeSmart” and the Operating Partnership changed its name from “U-Store-It, L.P.” to “CubeSmart, L.P.”  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2011 and December 31, 2010, the Company owned 353 and 363 self-storage facilities, respectively, totaling approximately 23.3 million rentable square feet and 23.6 million rentable square feet, respectively.  In addition, as of September 30, 2011, the Company managed 103 properties for third parties bringing the total number of properties which it owned and/or managed to 456.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 11% and 7%, respectively, of total revenues for the three months ended September 30, 2011.  The facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 10% and 7%, respectively, of total revenues for the nine months ended September 30, 2011.

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

During 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The average estimated life of the intangible value of the management contracts is 56 months from the April 2010 closing and the related amortization expense recognized during the three and nine months ended September 30, 2011 was $0.3 million and $1.0 million, respectively.  The Company recognized $0.3 million and $0.5 million of amortization during the three months and nine months ended September 30, 2010, respectively.  Additionally, during 2010, the Company acquired 12 self-storage facilities and allocated approximately $3.7 million to the intangible value of the in-place leases.  The related amortization expense recognized during the three and nine months ended September 30, 2011 was approximately $0.9 million and $2.8 million, respectively.  The amortization expense recognized during the three and nine months ended September 30, 2010 was approximately $0.7 million.

During the nine months ended September 30, 2011, the Company acquired nine self-storage facilities for an aggregate purchase price of $78.6 million and allocated approximately $4.2 million to the intangible value of in-place leases at the time of acquisition.  The Company recognized amortization expense related to these assets of $1.0 million and $1.6 million during the three and nine months ended September 30, 2011, respectively.  In connection with one of the acquisitions, the Company assumed mortgage debt with an outstanding principal balance of $7.5 million and recorded a premium of $0.5 million to reflect the fair value of the debt at the time of assumption.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures for the periods ended September 30, 2011 and 2010.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  In accordance with authoritative guidance issued on noncontrolling interests in consolidated financial statements, such noncontrolling interests are reported on the consolidated balance sheets within equity/capital, separately from the Parent Company’s equity/capital.  The guidance also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value.  On the consolidated statements of operations, revenues, expenses and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Parent Company and noncontrolling interests.  Presentation of consolidated equity/capital activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity/capital, noncontrolling interests and total equity/capital.  The Parent Company has adjusted the carrying value of its noncontrolling interests subject to redemption value and limited partnership interest of third parties to the extent applicable.  Disclosure of such redemption value provisions is provided in Note 11 to the unaudited condensed consolidated financial statements.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the fair value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether an impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.

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

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At September 30, 2011 and 2010, the Company owned 353 and 370 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2010 through September 30, 2011:

	2011	2010

Balance - January 1	363	367
Facilities acquired	1	—
Facilities sold	—	—
Balance - March 31	364	367
Facilities acquired	4	—
Facilities consolidated	(1)	—
Facilities sold	—	—
Balance - June 30	367	367
Facilities acquired	4	3
Facilities sold	(18)	—
Balance - September 30	353	370
Facilities acquired		9
Facilities sold		(16)
Balance - December 31		363

Comparison of the three months ended September 30, 2011 to the three months ended September 30, 2010 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$49,003	$47,740	$1,263	3%	$4,702	$317	$—	$—	$53,705	$48,057	$5,648	12%
Other property related income	4,902	4,101	801	20%	528	206	432	345	5,862	4,652	1,210	26%
Property management fee income	—	—	—	—	—	—	878	1,048	878	1,048	(170)	-16%
Total revenues	53,905	51,841	2,064	4%	5,230	523	1,310	1,393	60,445	53,757	6,688	12%

OPERATING EXPENSES:
Property operating expenses	19,806	20,224	(418)	-2%	1,985	485	3,149	2,402	24,940	23,111	1,829	8%
NET OPERATING INCOME	34,099	31,617	2,482	8%	3,245	38	(1,839)	(1,009)	35,505	30,646	4,859	16%

Depreciation and amortization									16,042	14,789	1,253	8%
General and administrative									5,476	6,597	(1,121)	-17%
Subtotal									21,518	21,386	132	1%
Operating income									13,987	9,260	4,727	51%

Other Income (Expense):
Interest:
Interest expense on loans									(8,464)	(9,648)	(1,184)	-12%
Loan procurement amortization expense									(1,093)	(1,559)	(466)	-30%
Interest income									7	19	(12)	-63%
Acquisition related costs									(374)	(165)	209	127%
Equity in losses of real estate entities									(24)	—	24	100%
Other									1	(67)	(68)	-101%
Total other expense									(9,947)	(11,420)	1,473	-13%

INCOME (LOSS) FROM CONTINUING OPERATIONS									4,040	(2,160)	6,200	287%

DISCONTINUED OPERATIONS
Income from discontinued operations									361	1,045	(684)	-65%
Gain on disposition of discontinued operations									3,527	—	3,527	100%
Total discontinued operations									3,888	1,045	2,843	272%
NET INCOME (LOSS)									7,928	(1,115)	9,043	811%

Revenues

Rental income increased from $48.1 million for the three months ended September 30, 2010 to $53.7 million for the three months ended September 30, 2011, an increase of $5.6 million, or 12%.  This increase is primarily attributable to $4.4 million of additional income from the properties acquired in 2010 and 2011 and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio which contributed $1.3 million to the increase in rental income during the third quarter 2011 as compared to the third quarter 2010.

Other property related income increased from $4.7 million for the three months ended September 30, 2010 to $5.9 million for the three months ended September 30, 2011, an increase of $1.2 million, or 26%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $0.9 million during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, which includes an increase of $0.3 million related to the 2010 and 2011 acquisitions.

Property management fee income decreased to $0.9 million for the three months ended September 30, 2011 from $1.1 million for the three months ended September 30, 2010, a decrease of $0.2 million.  This decrease is attributable to a reduction in management fees related to the third party management business, which included 103 facilities as of September 30, 2011 and 122 facilities as of September 30, 2010.

Operating Expenses

Property operating expenses increased from $23.1 million for the three months ended September 30, 2010 to $24.9 million for the three months ended September 30, 2011, an increase of $1.8 million, or 8%.  This increase is primarily attributable to $2.2 million of increased expenses associated with newly acquired properties and increased expenses related to the addition of 85 management contracts in April 2010, offset by a decrease in real estate tax expense of $0.2 million related to the Company’s same-store properties.

Depreciation and amortization increased from $14.8 million for the three months ended September 30, 2010 to $16.0 million for the three months ended September 30, 2011, an increase of $1.2 million or 8%.  This increase is primarily attributable to depreciation expense recognized in the 2011 period related to the 2010 and 2011 acquisitions, with no such significant expense recognized in the 2010 period.

General and administrative expenses decreased from $6.6 million for the three months ended September 30, 2010 to $5.5 million for the three months ended September 30, 2011, a decrease of $1.1 million, or 17%.  This decrease is primarily related to the timing of compensation related expense.

Other Income (Expenses)

Interest expense decreased from $9.6 million for the three months ended September 30, 2010 to $8.5 million for the three months ended September 30, 2011, a decrease of $1.1 million, or 12%.  Approximately $120 million of net mortgage loan repayments during the period from July 1, 2010 through September 30, 2011 resulted in approximately $1.2 million of reduced interest expense during the 2011 period, as compared to the 2010 period.

Discontinued Operations

Income from discontinued operations decreased from $1.0 million for the three months ended September 30, 2010 to $0.4 million for the three months ended September 30, 2011, a decrease of $0.6 million.  Income during the 2011 period relates to the sale of 18 assets during 2011.  Income during the 2010 period is related to the sale of 18 assets during 2011 and 16 assets during 2010.

Gains on disposition of discontinued operations increased to $3.5 million for the three months ended September 30, 2011 with no comparable gains during the 2010 period. Gains during 2011 related to the sale of 18 assets during the three months ended September 30, 2011.

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$144,222	$140,490	$3,732	3%	$11,207	$(23)	$—	$—	$155,429	$140,467	$14,962	11%
Other property related income	13,594	11,679	1,915	16%	1,217	1,020	1,083	345	15,894	13,044	2,850	22%
Property management fee income	—	—	—	—	—	—	2,634	1,682	2,634	1,682	952	57%
Total revenues	157,816	152,169	5,647	4%	12,424	997	3,717	2,027	173,957	155,193	18,764	12%

OPERATING EXPENSES:
Property operating expenses	60,579	60,245	334	1%	4,703	998	8,772	6,268	74,054	67,511	6,543	10%
NET OPERATING INCOME	97,237	91,924	5,313	6%	7,721	(1)	(5,055)	(4,241)	99,903	87,682	12,221	14%

Depreciation and amortization									46,862	45,919	943	2%
General and administrative									18,350	19,308	(958)	-5%
Subtotal									65,212	65,227	(15)	0%
Operating income									34,691	22,455	12,236	54%

Other Income (Expense):
Interest:
Interest expense on loans									(24,596)	(29,324)	(4,728)	-16%
Loan procurement amortization expense									(4,124)	(4,718)	(594)	-13%
Loan procurement amortization expense - early extingishment of debt									(2,085)	—	2,085	100%
Interest income									21	616	(595)	-97%
Acquisition related costs									(629)	(465)	164	35%
Equity in losses of real estate entities									(24)	—	24	100%
Other									(200)	(142)	58	41%
Total other expense									(31,637)	(34,033)	2,396	-7%

INCOME (LOSS) FROM CONTINUING OPERATIONS									3,054	(11,578)	14,632	126%

DISCONTINUED OPERATIONS
Income from discontinued operations									3,411	2,882	529	18%
Gain on disposition of discontinued operations									3,527	—	3,527	100%
Total discontinued operations									6,938	2,882	4,056	141%
NET INCOME (LOSS)									9,992	(8,696)	18,688	215%

Revenues

Rental income increased from $140.5 million for the nine months ended September 30, 2010 to $155.4 million for the nine months ended September 30, 2011, an increase of $15.0 million, or 11%.  This increase is primarily attributable to a full period impact of the 2010 and 2011 acquisitions of $11.2 million and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio resulting in a $3.7 million increase in rental income during the 2011 period as compared to the 2010 period.

Other property related income increased from $13.0 million for the nine months ended September 30, 2010 to $15.9 million for the nine months ended September 30, 2011, an increase of $2.9 million, or 22%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $2.7 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010, which includes an increase of $1.9 million related to the same-store portfolio.

Property management fee income increased to $2.6 million for the nine months ended September 30, 2011 from $1.7 million for the nine months ended September 30, 2010, an increase of $0.9 million.  This increase is attributable to nine months of management fees earned during the 2011 period related to the addition of 85 management contracts in April 2010, compared to five months of similar activity during the 2010 period.

Operating Expenses

Property operating expenses increased from $67.5 million for the nine months ended September 30, 2010 to $74.1 million for the nine months ended September 30, 2011, an increase of $6.5 million, or 10%.  This increase is primarily attributable to $6.2 million of increased expenses associated with newly acquired properties and nine months of expenses in the 2011 period related to the addition of 85 management contracts in April 2010, compared to only five months of similar expenses in the 2010 period.  In addition, we experienced a $0.3 million increase in same-store expenses primarily attributable to a $0.4 million increase in snow removal expense during the 2011 period as compared to the 2010 period.

Other Income (Expenses)

Interest expense decreased from $29.3 million for the nine months ended September 30, 2010 to $24.6 million for the nine months ended September 30, 2011, a decrease of $4.7 million, or 16%.  Approximately $3.7 million of the reduced interest expense related to approximately $223 million of net mortgage loan repayments during the period from January 1, 2010 through September 30, 2011.   Interest expense also decreased as a result of lower interest rates on the Credit Facility during the 2011 period as compared to the 2010 period.

Loan procurement amortization expense - early repayment of debt was $2.1 million for the nine months ended September 30, 2011, with no comparable expense during the 2010 period.  This expense is related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the year.

Discontinued Operations

Income from discontinued operations increased from $2.9 million for the nine months ended September 30, 2010 to $3.4 million for the nine months ended September 30, 2011, an increase of $0.5 million.  Income during the 2011 period relates to the sale of 18 assets during 2011and proceeds received in 2011 in conjunction with eminent domain proceedings on our North H Street asset initiated in 2009.  Income during the 2010 period is related to the sale of 18 assets during 2011 and 16 assets during 2010.

Gains on disposition of discontinued operations increased to $3.5 million for the nine months ended September 30, 2011 with no comparable gains during the 2010 period. Gains during 2011 related to the sale of 18 assets during the period.

Cash Flows

Comparison of the nine months ended September 30, 2011 to the nine months ended September 30, 2010

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2011 and 2010 is as follows (in thousands):

	Nine Months Ended September 30,
	2011	2010	Change

Net cash flow provided by (used in):
Operating activities	$64,375	$50,947	$13,428
Investing activities	$(54,633)	$(24,072)	$(30,561)
Financing activities	$(3,142)	$(106,440)	$103,298

Cash flows provided by operating activities for the nine months ended September 30, 2011 and 2010 were $64.4 million and $50.9 million, respectively, an increase of $13.5 million, or 27%.  The increase primarily relates to increased net operating income levels of $12.2 million during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and $1.9 million of proceeds received in conjunction with eminent domain proceedings on our North H Street asset during 2009.

Cash used in investing activities increased from $24.1 million for the nine months ended September 30, 2010 to $54.6 million for the nine months ended September 30, 2011, an increase of $30.5 million.  The increase primarily relates to higher acquisition activity in the 2011 period (nine facilities for an aggregate cash outflow of  $72.0 million) relative to three acquisitions during the 2010 period, a cash outflow of $15.4 million related to interest acquired in a joint venture during the 2011 period, and collections of notes receivable repayments of $20.1 million during the nine months ended September 30, 2010, offset by higher disposition activity in the 2011 period (18 facilities for an aggregate cash inflow of  $42.8 million) relative to no dispositions during the 2010 period.

Cash used in financing activities decreased from $106.4 million to $3.1 million during the nine months ended September 30, 2010 and 2011, respectively, a decrease of $103.3 million.  The decrease primarily relates to decreased net debt payments of $135.3 million during the 2011 period as compared to the 2010 period, offset by lower common share issuance activity in 2011 compared to 2010 (proceeds of $1.5 million and $20.4 million, respectively) and increased distributions paid to shareholders and non-controlling interests of $14.5 million during the 2011 period as compared to the 2010 period.

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

In order to qualify as a REIT for federal income tax purposes, the Parent Company is required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

Our short term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These liquidity needs will vary from year to year, in some cases significantly.  We expect recurring capital expenditures remaining in fiscal year 2011 to be approximately $2 million to $4 million.  In addition, we expect capital improvements totaling approximately $10 million related to our store upgrade (“Super Store”) and rebranding initiatives, through June 30, 2012.  Our currently scheduled principal payments on debt, including borrowings outstanding on the credit facility and unsecured term loans, are approximately $1.5 million during the remainder of 2011 and $159.5 million in 2012.

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

Current and Expected Sources of Cash

As of September 30, 2011, we had approximately $12.5 million in available cash and cash equivalents.  In addition, we had approximately $250 million of availability for borrowings under our revolving credit facility.

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

On September 30, 2011, $200  million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $100  million of unsecured term loan borrowings were outstanding under the Credit Facility, and $250 million was available for borrowing under the Credit Facility.   We had an interest rate cap agreement as of September 30, 2011, that effectively limited the LIBOR component of the interest rate on $100 million of Credit Facility borrowings to 2.00% per annum through January 2012.  In addition, we had interest rate swap agreements as of September 30, 2011 that fix LIBOR on both the five and seven-year term loans through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   We recognized loan procurement amortization expense - early repayment of debt of $2.1 million related to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the nine months ended September 30, 2011.

As of September 30, 2011, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of  3.90% and the effective interest rates on the five and seven-year term loans were  3.70% and 4.52%, respectively, after giving consideration to the interest rate swaps described in Note 8.

Our ability to borrow under the Credit Facility and Term Loan Facility is subject to our ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after September 30, 2010.

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

At The Market Program

On September 16, 2011, we amended our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”) dated April 3, 2009 and as amended on January 26, 2011 (as amended, the “Sales Agreement”) to increase the number of common shares that the Sales Agent may sell under the Sales Agreement from 15,000,000 to 20,000,000.  During the three and nine months ended September 30, 2011 we sold 140,000 shares under the program at an average sales price of $10.75 per share resulting in net proceeds of $1.5 million ($60.1 million of net proceeds and 8.2 million shares sold with an average sales price of $7.30 since program inception in 2009).  The Company used the net proceeds to fund the acquisition of storage facilities and for general corporate purposes.

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

Recent Developments

On October 24, 2011, the Company entered into an agreement to acquire a portfolio of 22 self-storage facilities from Storage Deluxe that contain an aggregate of approximately 1.6 million rentable square feet in properties located in New York, Pennsylvania and Connecticut.  The aggregate purchase price for the properties is approximately $560 million. Storage Deluxe is unaffiliated with the Company and terms of the transaction were determined through arm’s-length negotiation.

In connection with the Storage Deluxe acquisition, on October 24, 2011, we received $300.0 million of combined bridge financing facilities from affiliates of Wells Fargo Securities, LLC (“Wells”). Under these facilities, an affiliate of Wells has agreed to provide us with a new $100.0 million unsecured term loan facility, subject to certain conditions, including the absence of material adverse change, satisfactory due diligence, and the receipt of at least $175.0 million in equity capital. This term loan facility will mature within six months, but we will have the ability to extend the term for an additional five years. Our obligations under this term loan facility will be guaranteed by all our existing and future material subsidiaries. The other covenants, indemnification provisions and conditions precedent to borrowings under this term loan facility are substantially the same as those under our existing unsecured Credit Facility described above. The commitments under this term loan facility are available until April 30, 2012 and are subject to certain conditions. Also under these facilities, another affiliate of Wells has agreed to purchase, upon our request and subject to certain conditions, up to 8,000,000 shares (which number of shares will be reduced in connection with certain capital raising activities of CubeSmart and the Operating Partnership) of a new class of preferred shares of CubeSmart that, if issued, would be designated as Series B Cumulative Redeemable Preferred Shares and would have a liquidation preference of $25.00 per share and be issued at a price per share equal to $24.08. If CubeSmart elects to sell any such shares, the closing will occur no later than March 31, 2012. Proceeds from the sale, if any, of such shares will be used to fund directly or indirectly a portion of the purchase price for the Storage Deluxe acquisition.  The obligation of the Wells affiliate to purchase such shares is subject to customary closing conditions.

On October 28, 2011, the Company completed its public offering of 23,000,000 common shares at a public offering price of $9.20, which reflects the full exercise by the underwriters of their option to purchase 3,000,000 shares to cover over-allotments.  The Company received approximately $202.4 million in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses.

On November 2, 2011, the Company closed an underwritten public offering of 2,800,000 of the Company’s Series A preferred shares at a price to the public of $25.00 per share for gross proceeds of $70 million. The financing provided approximately $67.5 million to the Company after deducting the underwriting discount and offering expenses.

On November 3, 2011, the Company closed on the purchase of 16 of the Storage Deluxe facilities.  In connection with the closing, the Company borrowed $93 million from its revolving credit facility.  The remaining properties are expected to close during the first quarter of 2012.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure.  The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows in accordance with GAAP, as presented in our Consolidated Financial Statements.

The following table presents a reconciliation of net income to FFO for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Net income (loss)	$7,928	$(1,115)	$9,992	$(8,696)

Add (deduct):
Real estate depreciation and amortization	15,639	15,239	46,426	47,159
Gains on sale of real estate	(3,527)	—	(3,527)	—
Noncontrolling interests in subsidiaries’ share of FFO	(1,198)	(1,003)	(3,353)	(2,958)

FFO	$18,842	$13,121	$49,538	$35,505

Weighted-average diluted shares and units outstanding	105,013	99,620	104,997	99,005

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

Our financial instruments consist of both fixed and variable rate debt.  As of September 30, 2011, our consolidated debt consisted of $346.0 million in fixed rate loans payable and $300 million in variable rate unsecured term loans.  All financial instruments were entered into for other than trading purposes and the net market value of these financial instruments is referred to as the net financial position.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.0 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.0 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt would decrease by approximately $7.0 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt would increase by approximately $7.2 million.

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures (Parent Company)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Parent Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the Parent Company’s chief executive officer and chief financial officer have concluded that the Parent Company’s disclosure controls and procedures are effective.

Based on that evaluation, the Parent Company’s chief executive officer and chief financial officer have concluded that the Parent Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Parent Company in reports that it files or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Parent Company’s management, including its chief executive officer and chide financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Parent Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Controls and Procedures (Operating Partnership)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Operating Partnership carried out an evaluation, under the supervision and with the participation of its management, including the Operating Partnership’s chief executive officer and chief financial officer, of the effectiveness of the design and operation of the Operating Partnership’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act).  Based on that evaluation, the Operating Partnership’s chief executive officer and chief financial officer have concluded that the Operating Partnership’s disclosure controls and procedures are effective.

Based on that evaluation, the Operating Partnership’s chief executive officer and chief financial officer have concluded that the Operating Partnership’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Operating Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Operating Partnership’s management, including the Operating Partnership’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There has been no change in the Operating Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended September 30, 2011:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 — July 31	—	$—	N/A	3,000,000
August 1 — August 31	3,858	10.40	N/A	3,000,000
September 1 — September 30	144	9.90	N/A	3,000,000

Total	4,002	$10.38	N/A	3,000,000

(1)       Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

(2)  On September 27, 2007, the Parent Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  The Parent Company has made no repurchases under this program.

ITEM 5. OTHER INFORMATION

We refer to our Current Report on Form 8-K filed on October 24, 2011 (the “Prior Form 8-K”).  As indicated in Item 1.01 of the Prior Form 8-K, on October 24, 2011 CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), the operating partnership through which CubeSmart, a Maryland real estate investment trust (“CubeSmart” or the “Company” and together with the Operating Partnership, “we”), owns all of its assets and conducts its operations, entered into a purchase agreement to acquire a portfolio of 22 open and operating self-storage facilities from Storage Deluxe that contain an aggregate of approximately 1.6 million rentable square feet, including a recently opened 50,000 square foot property located in Bronx, NY (the “Storage Deluxe Acquisition”).  The aggregate purchase price for all the properties in the Storage Deluxe Acquisition is approximately $560 million, comprised of approximately $472 million payable in cash and the assumption of approximately $88 million of existing fixed-rate debt.

On November 3, 2011, the Operating Partnership completed the acquisition of 16 unencumbered properties with a purchase price of approximately $357.3 million, which was paid in cash using approximately $269.9 million in net proceeds from the Company’s recently completed public offerings of common and preferred shares that had been contributed to the Operating Partnership and borrowings of approximately $93 million under the revolving portion of our existing unsecured credit facility.  In addition, approximately $36 million of the $45 million which had been deposited in escrow as earnest money in the Storage Deluxe Acquisition were released from escrow and applied towards payment of the $357.3 million purchase price.  As indicated in the Prior Form 8-K, we anticipate closing on the purchase of the remaining properties with a purchase price of approximately $202.7 million, including the assumption of $88 million of secured fixed-rate debt, immediately following completion of the loan assumption process which, as we indicated in the Prior Form 8-K, we expect to occur during the first quarter of 2012, except that closing under two of these remaining properties may be further extended in order to secure certain third party consents.  We cannot assure you, however, that we will be able to complete the acquisition of these remaining properties as anticipated or at all.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description

3.1

Articles of Amendment of Declaration of Trust of CubeSmart, dated September 14, 2011, incorporated by reference to Exhibit 3.1 to CubeSmart’s Current Report on Form 8-K, filed with the SEC on September 16, 2011.

3.2

Third Amended and Restated Bylaws of CubeSmart, effective September 14, 2011, incorporated by reference to Exhibit 3.2 to CubeSmart’s Current Report on Form 8-K, filed with the SEC on September 16, 2011.

3.3

Amendment No. 1 to Certificate of Limited Partnership of CubeSmart, L.P., dated September 14, 2011, incorporated by reference to Exhibit 3.3 to CubeSmart’s Current Report on Form 8-K, filed with the SEC on September 16, 2011.

3.4

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P., dated September 14, 2011, incorporated by reference to Exhibit 3.4 to CubeSmart’s Current Report on Form 8-K, filed with the SEC on September 16, 2011.

4.1

Indenture dated as of September 16, 2011 among CubeSmart, L.P., CubeSmart and U.S. Bank National Association, incorporated by reference to Exhibit 4.5 to CubeSmart’s Registration Statement on Form S-3, file no. 333-176885, filed with the SEC on September 16, 2011.

10.1

Amendment No. 2 to the Sales Agreement, dated September 16, 2011, among CubeSmart, CubeSmart, L.P. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 10.1 to CubeSmart’s Current Report on Form 8-K, filed with the SEC on September 16, 2011.

12.1	Statement regarding Computation of Ratios of CubeSmart. (filed here with)

12.2	Statement regarding Computation of Ratios of CubeSmart L.P.. (filed here with)

31.1

Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2

Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3

Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4

Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished here with)

32.2

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished here with)

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: November 7, 2011	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: November 7, 2011	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 7, 2011	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of CubeSmart.

12.2	Statement regarding Computation of Ratios of CubeSmart L.P..

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.