Form 10-K
period 2011-12-31
CubeSmart; CubeSmart, L.P.
filed 2012-02-29
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 001-32324 (CubeSmart)

Commission file number 000-54662 (CubeSmart, L.P.)

CUBESMART

CUBESMART, L.P.

 (Exact Name of Registrant as Specified in Its Charter)

Maryland (CubeSmart)	20-1024732 (CubeSmart)
Delaware (CubeSmart, L.P.)	34-1837021 (CubeSmart, L.P.)
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

460 East Swedesford Road
Suite 3000
Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 293-5700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share, of CubeSmart	New York Stock Exchange

7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $.01 per share, of CubeSmart	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  Units of General Partnership Interest of CubeSmart, L.P.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CubeSmart	Yes ☒ No ☐
CubeSmart, L.P.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

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

CubeSmart:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

As of June 30, 2011, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $1,039,945,763. As of February 27, 2012, the number of common shares of CubeSmart outstanding was 122,851,716.

As of June 30, 2011, the aggregate market value of the 4,729,136 units of limited partnership (the “Units”) held by non-affiliates of CubeSmart, L.P. was $49,750,511 based upon the last reported sale price of $10.52 per share on the New York Stock Exchange on June 30, 2011 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2011 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2011, owned a 96.3% general partnership interest in the Operating Partnership. The remaining 3.7% interest consists of common units of limited partnership issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

Management operates the Parent Company and the Operating Partnership as one enterprise. The management teams of the Parent Company and the Operating Partnership acting through its general partner are identical.

There are a few differences between the Parent Company and the Operating Partnership, which are reflected in the note disclosures in this report. The Company believes it is important to understand the differences between the Parent Company and the Operating Partnership in the context of how these entities operate as a consolidated enterprise. The Parent Company is a REIT, whose only material asset is its ownership of the partnership interests of the Operating Partnership and subsidiaries of the Operating Partnership.  As a result, the Parent Company does not conduct business itself, other than acting as the sole general partner of the Operating Partnership, issuing public equity from time to time and guaranteeing the debt obligations of the Operating Partnership and subsidiaries of the Operating Partnership. The Operating Partnership holds substantially all the assets of the Company and, directly or indirectly, holds the ownership interests in the Company’s real estate ventures. The Operating Partnership conducts the operations of the Company’s business and is structured as a partnership with no publicly traded equity. Except for net proceeds from equity issuances by the Parent Company, which are contributed to the Operating Partnership in exchange for partnership units, the Operating Partnership generates the capital required by the Company’s business through the Operating Partnership’s operations, by the Operating Partnership’s direct or indirect incurrence of indebtedness or through the issuance of partnership units of the Operating Partnership or equity interests in subsidiaries of the Operating Partnership.

The Company believes that combining the annual reports on Form 10-K of the Parent Company and the Operating Partnership into a single report will:

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

As general partner with control of the Operating Partnership, the Parent Company consolidates the Operating Partnership for financial reporting purposes. The Parent Company does not have significant assets other than its investment in the Operating Partnership. The substantive difference between the Parent Company’s and the Operating Partnership’s filings is the fact that the Parent Company is a REIT with public shares, while the Operating Partnership is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or capital for Operating Partnership) section of the consolidated balance sheets and in the consolidated statements of equity (or capital) and comprehensive income (loss). Apart from the different equity treatment, the consolidated financial statements of the Parent Company and the Operating Partnership are nearly identical.  The separate discussions of the Parent Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company’s operations on a consolidated basis and how management operates the Company.

This report also includes separate Item 9A (Controls and Procedures) disclosures and separate Exhibit 31 and 32 certifications for each of the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of each entity have made the requisite certifications and that the Parent Company and Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and other statements and information publicly disseminated by the Parent Company and the Operating Partnership, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. Risks, uncertainties and other factors that might cause such differences, some of which could be material, include, but are not limited to:

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

•         our ability to maintain our status as a REIT for federal income tax purposes;

•         acquisition and development risks;

•         increases in taxes, fees, and assessments from state and local jurisdictions;

•         changes in real estate and zoning laws or regulations;

•         risks related to natural disasters;

•   regulatory risk- Securities and Exchange Commission (the “SEC”)/Governance

•         potential environmental and other liabilities;

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified from time to time, in other reports we file with the SEC or in other documents that we publicly disseminate.

We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by applicable securities laws.

ITEM 1.  BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, management, acquisition and development of self-storage facilities in the United States.

As of December 31, 2011, we owned 370 self-storage facilities located in 26 states and in the District of Columbia containing an aggregate of approximately 24.4 million rentable square feet.  As of December 31, 2011, approximately 78.4% of the rentable square footage at our owned facilities was leased to approximately 173,000 tenants, and no single tenant represented a significant concentration of our revenues.  As of December 31, 2011 we owned facilities in the District of Columbia and the following 26 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of December 31, 2011, we managed 103 properties for third parties, bringing the total number of properties we owned and/or managed to 473.  As of December 31, 2011 we managed facilities in the District of Columbia and the following 26 states:  Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Massachusetts, Maryland, Michigan, New Hampshire, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Virginia.

Our self-storage facilities are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats.  Our facilities are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our facilities have an on-site manager during business hours, and 255, or approximately 69%, of our facilities have a manager who resides in an apartment at the facility.  Our customers can access their storage cubes during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems.  Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 72% of our facilities include climate controlled cubes, compared to the national average of 36% reported by the 2011 Self-Storage Almanac.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through its operating partnership, CubeSmart, L.P. (our “Operating Partnership”), and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2011, owned an approximately 96.3% interest in the Operating Partnership.  The Operating Partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2011 and 2010, we owned 370 and 363 facilities, respectively, that contained an aggregate of 24.4 million and 23.6 million rentable square feet with occupancy rates of 78.4% and 76.3%, respectively.

On October 24, 2011, we entered into a purchase agreement with the ownership entities to acquire a portfolio of 22 self-storage facilities branded under the name Storage Deluxe that contain an aggregate of approximately 1.6 million rentable square feet (the “Storage Deluxe Acquisition”). The aggregate purchase price for all the properties in the Storage Deluxe Acquisition is approximately $560 million, comprised of approximately $472 million payable in cash and the assumption of approximately $88 million of existing fixed-rate debt.  On November 3, 2011, we acquired 16 of the properties for approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  We anticipate closing on the purchase of the remaining properties with a purchase price of approximately $202.7 million, including the assumption of $88 million of secured fixed-rate debt, immediately following completion of the loan assumption process, which we expect to conclude during the first quarter of 2012.

A complete listing of, and additional information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following is a summary of our 2011, 2010 and 2009 acquisition and disposition activity:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT, PA and VA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147
2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200
2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145

2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA amd NC	December 2010	15	35,000
			16	$38,100
2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1	$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1	2,825
S. Palmetto Asset	Ontario, CA	June 2009	1	5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1	3,600
Jersey City Asset	Jersey City, NJ	August 2009	1	11,625
Dale Mabry Asset	Tampa, FL	August 2009	1	2,800
Winner Assets 1	Multiple locations in CO	September 2009	6	17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009	(b)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1	(c)
Boulder Assets (a)	Boulder, CO	September 2009	4	32,000
Winner Assets 2	Multiple locations in CO	October 2009	2	6,600
Brecksville Asset	Brecksville, OH	November 2009	1	3,300
			20	$90,866

(a)          The Company provided $17.6 million in seller financing to the buyer as part of the Boulder Assets disposition, which was subsequently repaid during 2010.

(b)         Approximately one third of the Baton Rouge Asset was taken in conjunction with eminent domain proceedings.  The Company continues to own and operate the remaining two thirds of the asset and includes the asset in the Company’s total portfolio property count.

(c)          The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings and the Company removed this asset from its total portfolio asset count.  During 2011, the Company received compensation from the state of California.  Accordingly, the Company recognized $1.9 million of income during 2011.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At December 31, 2011 and 2010, we owned 370 and 363 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2010 through December 31, 2011:

	2011	2010

Balance - January 1	363	367
Facilities acquired	1	—
Facilities sold	—	—
Balance - March 31	364	367
Facilities acquired	4	—
Facilities consolidated	(1)	—
Facilities sold	—	—
Balance - June 30	367	367
Facilities acquired	4	3
Facilities sold	(18)	—
Balance - September 30	353	370
Facilities acquired	18	9
Facilities sold	(1)	(16)
Balance - December 31	370	363

Financing and Investing Activities

The following summarizes certain financing activities during the year ended December 31, 2011:

•      Storage Deluxe Acquisition.  On November 3, 2011, we acquired 16 properties from Storage Deluxe with a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, we allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.

•      Facility Acquisitions.  In addition to the Storage Deluxe Acquisition, during the year ended December 31, 2011, we acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, we allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.

•      Facility Dispositions.  During the year ended December 31, 2011, we sold 19 self-storage facilities located throughout Indiana, Ohio and Michigan for an aggregate sales price of approximately $45.2 million.  These sales resulted in the recognition of gains that totaled $3.9 million.

•      Investments in Unconsolidated Real Estate Ventures.  On September 26, 2011, we contributed $15.4 million to the capital of a limited partnership (the “HSRE Venture” or “HSREV”) in exchange for a 50% interest in the partnership.  HSREV owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida.  The other partner in HSRE, which holds the remaining 50% interest, is unaffiliated with the Company.

•       Entered into Term Loan Facility and the 2011 Credit Facility. On June 20, 2011, we entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity. A portion of these proceeds were used to repay a $100 million term loan that was part of the prior unsecured credit facility (the “Prior Facility”). We incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on our consolidated balance sheet. Additionally, we wrote off deferred financing fees related to the repayment of a portion of the Prior Facility, which totaled $2.1 million. On December 9, 2011, we entered into a Credit Agreement providing for a credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “2011 Credit Facility”). The 2011 Credit Facility replaces in its entirety our Prior Facility, which was last amended on September 29, 2010, and which, as of the date of its replacement, consisted of a $100 million unsecured term loan and a $250 million unsecured revolving credit facility. In connection with obtaining the new 2011 Credit Facility, we paid additional deferred financing costs of $3.4 million and wrote off deferred financing fees related to the Prior Facility of $6.1 million.

•      Offering Proceeds.  During October 2011, we completed a public offering of 23 million common shares at a public offering price of $9.20, which reflects the full exercise by the underwriters of their option to purchase 3 million shares to cover over-allotments. We received approximately $202.5 million in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses.  During November 2011, we completed a public offering of 3.1 million Series A preferred shares at a public offering price of $25.00 per share for gross proceeds of $77.5 million. We received approximately $74.8 million in net proceeds after deducting the underwriting discount and offering expenses. We used proceeds from both these offerings to pay a portion of the cash purchase price of the Storage Deluxe Acquisition.  On September 16, 2011, we further amended our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”) dated April 3, 2009, as amended on January 26, 2011 (as amended, the “Sales Agreement”), to increase the number of common shares that the Sales Agent may sell under the Sales Agreement from 15 million to 20 million. During the year ended December 31, 2011, we sold 140,000 shares under the program at an average sales price of $10.75 per share resulting in net proceeds of $1.5 million.  We have sold 8.2 million shares with an average sales price of $7.30 per share resulting in net proceeds of $60.1 million since the inception of the program in 2009.

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

•         Acquire facilities within targeted markets — During 2012, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.

•         Dispose of facilities not in targeted markets — During 2012, we intend to continue to reduce exposure in slower growth, lower barrier-to-entry markets.  We intend to use proceeds from these transactions to fund acquisitions within target markets.

•         Grow our third party management business — We intend to pursue additional third party management opportunities in markets where we currently maintain management that can be extended to additional facilities.  We intend to leverage our current platform to take advantage of consolidation in the industry.  We plan to utilize our relationships with third party owners to help source future acquisitions.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities.  Our investment committee, comprised of our named executive officers and led by Dean Jernigan, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•   Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically five miles around the facility, for their ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including areas within Illinois, Texas, Florida, Georgia, California and the Northeastern and Middle Atlantic areas of the United States and to enter new markets should suitable opportunities arise.

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

Concentration

Our self-storage facilities are located in major metropolitan areas as well as suburban areas and have numerous tenants per facility. No single tenant represented a significant concentration of our 2011 revenues.  Our facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 10% and 7%, respectively, of our total 2011 revenues.  Our facilities in Florida, California, Texas and Illinois provided approximately 18%, 15%, 10% and 7%, respectively, of our total 2010 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents do not limit the amount of debt that we may incur, we maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2011, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 36.0% compared to approximately 38.5% as of December 31, 2010.  Our ratio of debt to the depreciated cost of our real estate assets as of December 31, 2011 was approximately 42.4% compared to approximately 43.1% as of December 31, 2010.  We expect to finance additional investments in self-storage facilities through the most attractive available sources of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility.  These capital sources may include borrowings under the revolving portion of our 2011 Credit Facility and additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, and issuances of common or preferred units in our Operating Partnership in exchange for contributed properties or cash and formations of joint ventures.  We also may sell facilities that we no longer view as core assets and reallocate the sales proceeds to fund other acquisitions.

Competition

Over the last decade, new self-storage facility development has intensified the competition among self-storage operators in many market areas in which we operate.  Self-storage facilities compete based on a number of factors, including location, rental rates, security, suitability of the facility’s design to prospective customers’ needs and the manner in which the facility is operated and marketed.  In particular, the number of competing self-storage facilities in a particular market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our facilities.  We believe that the primary competition for potential customers of any of our self-storage facilities comes from other self-storage facilities within a three-mile radius of that facility.  We believe our facilities are well-positioned within their respective markets and we emphasize customer convenience, security and professionalism.

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Sovran Self Storage and Extra Space Storage Inc.  These companies, some of which operate significantly more facilities than we do and have greater resources than we have, and other entities may generally be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices.  This competition may generally reduce the number of suitable acquisition opportunities available to us, increase the price required to consummate the acquisition of particular facilities and reduce the demand for self-storage space in areas where our facilities are located.  Nevertheless, we believe that our experience in operating, managing acquiring, developing and obtaining financing for self-storage facilities should enable us to compete effectively.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of facilities. Whenever the environmental assessment for one of our facilities indicates that a facility is impacted by soil or groundwater contamination from prior owners/operators or other sources, we work with our environmental consultants and, where appropriate, state governmental agencies, to ensure that the facility is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.  In certain cases, the Company has purchased environmental liability insurance coverage to indemnify the Company against claims for contamination or other adverse environmental conditions that may affect a property.

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

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio.  We carry environmental insurance coverage on certain properties in our portfolio.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.  We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, environmental hazards, because such coverage is not available or is not available at commercially reasonable rates.  Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  We also carry liability insurance to insure against personal injuries that might be sustained on our properties and director and officer liability insurance.

Offices

Our principal executive office is located at 460 E. Swedesford Road, Suite 3000, Wayne, PA 19087.  Our telephone number is (610) 293-5700.  We believe that our current facilities are adequate for our present and future operations.

Employees

As of December 31, 2011, we employed 1,276 employees, of whom 193 were corporate executive and administrative personnel and 1,083 were property level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov.  Our internet website address is www.cubesmart.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, the Operating Partnership’s registration statement on Form 10, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

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

The United States recently experienced an economic slowdown that has resulted in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors.  Our facilities in Florida, California, Texas, New York,  Tennessee, Illinois, and Ohio accounted for approximately 16%, 13%, 11%, 7%, 7%, 7% and 6%, respectively, of our total rentable square feet as of December 31, 2011.  As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We face risks associated with facility acquisitions.

We intend to continue to acquire individual and portfolios of self-storage facilities that would increase our size and may potentially alter our capital structure.  Although we believe that the acquisitions that we expect to undertake in the future will enhance our future financial performance, the success of such transactions is subject to a number of factors, including the risks that:

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

The acquisition of new facilities that lack operating history with us will make it more difficult to predict revenue potential.

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

Historically, we have paid quarterly distributions to our shareholders, and we intend to continue to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  We have not established a minimum dividends payment level and all future distributions will be made at the discretion of our Board of Trustees.  Our ability to pay dividends will depend upon, among other factors:

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

If we are unable to promptly re-let our cubes or if the rates upon such re-letting are significantly lower than expected, then our business and results of operations would be adversely affected.

We derive revenues principally from rents received from customers who rent cubes at our self-storage facilities under month-to-month leases.  Any delay in re-letting cubes as vacancies arise would reduce our revenues and harm our operating results.  In addition, lower than expected rental rates upon re-letting could adversely affect our revenues and impede our growth.

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

Certain of our properties serve as collateral for our mortgage-backed debt, some of which was assumed in connection with our acquisition of facilities and requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment.  We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants.  If we cannot comply with a lender’s requirements in any respect, the lender could declare a default that could affect our ability to obtain future financing and could have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing.  In addition, we may be required to self-insure against certain losses or our insurance costs may increase.

Potential liability for environmental contamination could result in substantial costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.  If we fail to comply with those laws, we could be subject to significant fines or other governmental sanctions.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a facility and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean up costs incurred by such parties in connection with contamination.  Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances.  The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such facility or to borrow using such facility as collateral.  In addition, in connection with the ownership, operation and management of real properties, we are potentially liable for property damage or injuries to persons and property.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities.  We carry environmental insurance coverage on certain properties in our portfolio.  We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities).  The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us.  However, we cannot assure you that any environmental assessments performed have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not actually known to us or that a material environmental condition does not otherwise exist with respect to any of our facilities.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Annual Report on Form 10-K are not binding on the IRS or any court.  As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws.  In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers.  We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries further complicates the application of the REIT requirements for us.  Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.  If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Failure of the Operating Partnership (or a subsidiary partnership) to be treated as a partnership would have serious adverse consequences to our shareholders.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax.  We have elected to treat some of our subsidiaries as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future.  In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT.  In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.  Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs.  To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our shareholders.

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

Risks Related to our Debt Financings

We face risks related to current debt maturities, including refinancing risk.

Certain of our mortgages, bank loans, and unsecured debt will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”  We may not have the cash resources available to repay those amounts, and we may have to raise funds for such repayment either through the issuance of capital stock, additional borrowings (which may include extension of maturity dates), joint ventures or asset sales.  There can be no assurance that we will be able to refinance the debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors

As a result of our interest rate hedges, swap agreements and other, similar arrangements, we face counterparty risks.

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

Our 2011 Credit Facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and net worth tests.  Our ability to borrow under the 2011 Credit Facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the 2011 Credit Facility and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.

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

As of December 31, 2011, we had 1,083 field personnel involved in the management and operation of our facilities.  The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

Our declaration of trust permits our Board of Trustees to issue up to 40,000,000 preferred shares, of which 3,100,000 shares have already been issued, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board.  In addition, our Board may reclassify any unissued common shares into one or more classes or series of preferred shares.  Thus, our Board could authorize, without shareholder approval, the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares.  We currently do not expect that the Board would require shareholder approval prior to such a preferred issuance.  In addition, any preferred shares that we issue would rank senior to our common shares with respect to the payment of distributions, in which case we could not pay any distributions on our common shares until full distributions have been paid with respect to such preferred shares.

Risks Related to our Securities

Additional issuances of equity securities may be dilutive to shareholders.

The interests of our shareholders could be diluted if we issue additional equity securities to finance future acquisitions or developments or to repay indebtedness.  Our Board of Trustees may authorize the issuance of additional equity securities, including preferred shares, without shareholder approval.  Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including the issuance of common and preferred equity.

Many factors could have an adverse effect on the market value of our securities.

A number of factors might adversely affect the price of our securities, many of which are beyond our control.  These factors include:

•                  increases in market interest rates, relative to the dividend yield on our shares.  If market interest rates go up, prospective purchasers of our securities may require a higher yield.  Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution.  Thus, higher market interest rates could cause the market price of our equity securities to go down;

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

The market value of our equity securities is based primarily upon the market’s perception of our growth potential and our current and potential future earnings and cash distributions.  Consequently, our equity securities may trade at prices that are higher or lower than our net asset value per equity security.  If our future earnings or cash distributions are less than expected, it is likely that the market price of our equity securities will diminish.

The market price of our common shares has been, and may continue to be, particularly volatile, and our shareholders may be unable to resell their shares at a profit.

The market price of our common shares has been subject to significant fluctuations and may continue to fluctuate or decline.  Between 2009 and December 31, 2011, our common stock has been particularly volatile as the price of our common stock has ranged from a high of $11.39 to a low of $1.50.  In the past several years, REIT stocks have experienced high levels of volatility and significant declines in value from their historic highs.  Additionally, as a result of the current global credit crisis and the concurrent economic downturn in the U.S. and globally, there have been significant declines in the values of equity securities generally in the U.S. and abroad.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2011, we owned 370 self-storage facilities located in 26 states and the District of Columbia; and aggregating approximately 24.4 million rentable square feet.  The following table sets forth certain summary information regarding our facilities by state as of December 31, 2011.

			Total	% of Total
	Number of	Number of	Rentable	Rentable
State	Facilities	Units	Square Feet	Square Feet	Occupancy

Florida	53	37,244	3,938,456	16.1%	75.7%
Texas	45	21,952	2,772,168	11.4%	79.9%
California	44	27,261	3,202,117	13.1%	75.2%
Illinois	27	13,843	1,607,718	6.6%	83.6%
New York	27	25,929	1,744,197	7.1%	79.3%
Arizona	24	11,939	1,284,038	5.3%	79.0%
Tennessee	24	12,794	1,684,629	6.9%	78.1%
Ohio	23	11,854	1,420,533	5.8%	78.8%
Connecticut	18	7,945	925,026	3.8%	82.0%
New Jersey	16	10,360	1,039,610	4.3%	75.2%
New Mexico	9	3385	387,590	1.6%	81.9%
Georgia	9	6,026	759,585	3.1%	77.8%
Colorado	8	4,070	492,998	2.0%	81.5%
Virginia	7	5,271	528,117	2.2%	80.8%
North Carolina	6	3,856	462,948	1.9%	79.2%
Maryland	5	4,158	518,252	2.1%	81.0%
Massachusetts	4	2,383	206,519	0.8%	77.1%
Utah	4	2,226	239,723	1.0%	76.9%
Louisiana	3	1,411	195,017	0.8%	79.0%
Michigan	3	1,499	220,589	0.9%	74.0%
Pennsylvania	3	2,151	225,620	0.9%	81.5%
Nevada	2	886	97,182	0.4%	79.3%
Washington DC	2	1,798	146,101	0.6%	87.9%
Wisconsin	1	485	58,500	0.2%	76.3%
Indiana	1	710	73,014	0.3%	82.3%
Mississippi	1	511	61,251	0.3%	75.2%
Alabama	1	793	128,871	0.5%	73.4%
Total/Weighted Average	370	222,740	24,420,369	100.0%	78.4%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2011. Our ownership of each facility consists of a fee interest in the facility held by our Operating Partnership, or one of its subsidiaries, except for five of our facilities, which are subject to ground leases.  In addition, small parcels of land at four of our other facilities are subject to ground leases.

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Mobile, AL †	1997	1974/90	128,871	73.4%	793	Y	1.2%
Chandler, AZ	2005	1985	47,545	70.7%	434	Y	6.9%
Glendale, AZ	1998	1987	56,850	81.9%	518	Y	0.0%
Green Valley, AZ	2005	1985	25,050	61.6%	255	N	8.0%
Mesa I, AZ	2006	1985	52,375	82.8%	482	N	0.0%
Mesa II, AZ	2006	1981	45,445	83.3%	386	Y	9.3%
Mesa III, AZ	2006	1986	58,189	63.7%	490	Y	4.5%
Phoenix I, AZ	2006	1987	100,387	86.3%	747	Y	9.0%
Phoenix II, AZ	2006	1974	83,340	69.7%	825	Y	2.6%
Scottsdale, AZ	1998	1995	80,425	76.2%	658	Y	9.6%
Tempe, AZ	2005	1975	53,890	75.2%	403	Y	13.0%
Tucson I, AZ	1998	1974	59,350	83.6%	482	Y	0.0%
Tucson II, AZ	1998	1988	43,950	82.2%	530	Y	100.0%
Tucson III, AZ	2005	1979	49,832	79.3%	482	Y	0.0%
Tucson IV, AZ	2005	1982	48,040	80.0%	481	Y	3.7%
Tucson V, AZ	2005	1982	45,184	69.8%	417	Y	3.0%
Tucson VI, AZ	2005	1982	40,766	81.5%	410	Y	3.4%
Tucson VII, AZ	2005	1982	52,688	90.8%	591	Y	2.0%
Tucson VIII, AZ	2005	1979	46,600	85.1%	440	Y	0.0%
Tucson IX, AZ	2005	1984	67,720	76.7%	600	Y	1.9%
Tucson X, AZ	2005	1981	46,350	85.0%	411	N	0.0%
Tucson XI, AZ	2005	1974	42,850	86.7%	409	Y	0.0%
Tucson XII, AZ	2005	1974	42,325	79.8%	434	Y	4.8%
Tucson XIII, AZ	2005	1974	45,792	77.6%	508	Y	0.0%
Tucson XIV, AZ	2005	1976	49,095	83.2%	546	Y	8.8%
Apple Valley I, CA	1997	1984	73,440	71.2%	486	Y	0.0%
Apple Valley II, CA	1997	1988	61,555	73.7%	445	Y	5.3%
Benicia, CA	2005	1988/93/05	74,770	86.9%	739	Y	0.0%
Cathedral City, CA †	2006	1982/92	109,239	67.3%	660	Y	2.3%
Citrus Heights, CA	2005	1987	75,620	75.3%	664	Y	0.0%
Diamond Bar, CA	2005	1988	103,034	80.4%	898	Y	0.0%
Escondido, CA	2007	2002	142,870	83.1%	1,228	Y	6.5%
Fallbrook, CA	1997	1985/88	46,620	81.5%	446	Y	0.0%
Lancaster, CA	2001	1987	60,675	71.1%	328	N	0.0%
Long Beach, CA	2006	1974	125,091	63.3%	1,350	Y	0.0%
Murrieta, CA	2005	1996	49,835	88.1%	421	Y	2.9%
North Highlands, CA	2005	1980	57,244	77.1%	467	Y	0.0%
Orangevale, CA	2005	1980	50,317	79.1%	529	Y	0.0%
Palm Springs I, CA	2006	1989	72,675	70.6%	548	Y	0.0%
Palm Springs II, CA †	2006	1982/89	122,250	63.2%	588	Y	8.5%
Pleasanton, CA	2005	2003	85,045	88.6%	691	Y	0.0%
Rancho Cordova, CA	2005	1979	53,978	79.1%	459	Y	0.0%
Rialto I, CA	1997	1987	57,411	74.8%	453	Y	0.0%
Rialto II, CA	2006	1980	99,803	78.9%	717	N	0.0%
Riverside I, CA	2006	1977	67,120	82.1%	629	Y	0.0%
Riverside II, CA	2006	1985	85,166	61.0%	815	Y	3.9%
Roseville, CA	2005	1979	59,869	80.3%	546	Y	0.0%
Sacramento I, CA	2005	1979	50,664	77.7%	543	Y	0.0%
Sacramento II, CA	2005	1986	61,888	67.4%	550	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	77.5%	231	N	0.0%
San Bernardino II, CA	1997	1991	41,546	74.4%	375	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,446	74.9%	382	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,307	71.4%	705	Y	11.6%
San Bernardino V, CA	2006	1974	56,795	60.9%	483	Y	4.2%
San Bernardino VI, CA	2006	1975	103,530	60.3%	876	Y	0.0%
San Bernardino VII, CA	2006	1978	78,729	86.4%	607	Y	1.3%
San Bernardino VIII, CA	2006	1977	94,529	66.5%	838	Y	0.0%
San Marcos, CA	2005	1979	37,430	85.9%	242	Y	0.0%
Santa Ana, CA	2006	1984	64,071	76.1%	714	Y	2.3%
South Sacramento, CA	2005	1979	52,165	72.1%	415	Y	0.0%
Spring Valley, CA	2006	1980	55,045	79.8%	713	Y	0.0%
Temecula I, CA	1998	1985/2003	81,550	76.2%	691	Y	46.5%
Temecula II, CA	2006	2003	84,398	78.9%	630	Y	51.3%
Thousand Palms, CA	2006	1988/01	75,345	68.9%	699	Y	26.9%
Vista I, CA	2001	1988	74,405	85.6%	618	Y	0.0%
Vista II, CA	2005	2001/02/03	147,981	78.7%	1,270	Y	2.3%
Walnut, CA	2005	1987	50,708	83.3%	536	Y	9.2%
West Sacramento, CA	2005	1984	39,790	77.6%	478	Y	0.0%
Westminster, CA	2005	1983/98	68,098	80.4%	558	Y	0.0%
Aurora, CO	2005	1981	75,827	79.9%	598	Y	0.0%
Colorado Springs I, CO	2005	1986	47,975	78.1%	461	Y	0.0%
Colorado Springs II, CO	2006	2001	62,300	86.8%	430	Y	0.0%
Denver, CO	2006	1997	59,200	78.0%	449	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Federal Heights, CO	2005	1980	54,770	84.2%	558	Y	0.0%
Golden, CO	2005	1985	87,334	80.3%	635	Y	1.2%
Littleton, CO	2005	1987	53,490	86.3%	442	Y	37.4%
Northglenn, CO	2005	1980	52,102	79.0%	497	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	84.7%	438	Y	6.6%
Branford, CT	1995	1986	50,679	82.5%	432	Y	2.2%
Bristol, CT	2005	1989/99	47,400	82.1%	446	N	22.5%
East Windsor, CT	2005	1986/89	45,700	77.1%	297	N	0.0%
Enfield, CT	2001	1989	52,875	88.9%	363	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,230	77.8%	597	N	6.5%
Manchester I, CT (6)	2002	1999/00/01	47,125	74.9%	459	N	37.6%
Manchester II, CT	2005	1984	52,725	74.3%	394	N	0.0%
Milford, CT	1994	1975	44,885	87.3%	376	N	4.0%
Monroe, CT	2005	1996/03	58,500	80.4%	398	N	0.0%
Mystic, CT	1994	1975/86	50,725	82.4%	560	Y	2.3%
Newington I, CT	2005	1978/97	42,420	87.0%	246	N	0.0%
Newington II, CT	2005	1979/81	36,140	92.2%	196	N	0.0%
Old Saybrook I, CT	2005	1982/88/00	86,950	84.9%	715	N	5.9%
Old Saybrook II, CT	2005	1988/02	26,425	82.9%	254	N	54.2%
Shelton, CT	2011	2007	78,465	79.3%	857	N	85.7%
South Windsor, CT	1994	1976	72,125	78.0%	555	Y	1.1%
Stamford, CT	2005	1997	28,957	86.9%	362	N	32.8%
Washington I, DC	2008	2002	63,085	87.9%	752	Y	96.5%
Washington II, DC	2011	1929/98	83,016	87.8%	1,046	Y	99.0%
Boca Raton, FL	2001	1998	37,958	84.0%	605	N	68.2%
Boynton Beach I, FL	2001	1999	61,967	81.5%	754	Y	54.2%
Boynton Beach II, FL	2005	2001	61,727	70.7%	578	Y	82.3%
Bradenton I, FL	2004	1979	68,391	71.0%	622	N	2.7%
Bradenton II, FL	2004	1996	87,855	75.7%	846	Y	40.1%
Cape Coral, FL	2000*	2000	76,627	75.4%	863	Y	83.6%
Dania, FL	1994	1988	58,270	81.9%	494	Y	26.9%
Dania Beach, FL (6)	2004	1984	172,568	65.6%	1,879	N	21.3%
Davie, FL	2001*	2001	81,135	84.8%	833	Y	55.6%
Deerfield Beach, FL	1998*	1998	57,280	88.3%	518	Y	38.8%
Delray Beach, FL	2001	1999	67,813	73.9%	822	Y	39.3%
Fernandina Beach, FL	1996	1986	110,995	75.5%	805	Y	35.3%
Ft. Lauderdale, FL	1999	1999	70,063	86.3%	692	Y	46.8%
Ft. Myers, FL	1998	1998	67,558	65.3%	592	Y	67.2%
Jacksonville I, FL	2005	2005	80,326	90.7%	710	N	100.0%
Jacksonville II, FL	2007	2004	65,270	87.2%	652	N	100.0%
Jacksonville III, FL	2007	2003	65,575	88.5%	682	N	100.0%
Jacksonville IV, FL	2007	2006	77,525	81.1%	704	N	100.0%
Jacksonville V, FL	2007	2004	82,435	83.4%	673	N	82.4%
Kendall, FL	2007	2003	75,395	76.5%	703	N	71.0%
Lake Worth, FL †	1998	1998/02	161,808	81.7%	1,356	Y	37.2%
Lakeland I, FL	1994	1988	49,095	81.8%	491	Y	79.4%
Lutz I, FL	2004	2000	66,895	72.0%	612	Y	37.0%
Lutz II, FL	2004	1999	69,232	77.7%	531	Y	20.6%
Margate I, FL †	1994	1979/81	54,185	82.6%	337	N	9.9%
Margate II, FL †	1996	1985	65,186	80.5%	424	Y	28.8%
Merrit Island, FL	2000	2000	50,417	81.4%	465	Y	56.7%
Miami I, FL	1995	1995	46,825	90.5%	560	Y	52.1%
Miami II, FL	1994	1989	67,060	73.6%	568	Y	8.0%
Miami III, FL	2005	1988/03	150,590	71.7%	1,517	N	86.9%
Miami IV, FL	2011	2007	76,352	80.5%	935	N	100.0%
Naples I, FL	1996	1996	48,150	91.8%	325	Y	26.6%
Naples II, FL	1997	1985	65,850	82.4%	629	Y	44.6%
Naples III, FL	1997	1981/83	80,218	77.3%	807	Y	23.7%
Naples IV, FL	1998	1990	40,600	71.2%	429	N	42.7%
Ocoee, FL	2005	1997	76,100	66.6%	630	Y	15.5%
Orange City, FL	2004	2001	59,586	80.3%	648	N	39.1%
Orlando I, FL (6)	1997	1987	52,170	59.1%	497	Y	4.9%
Orlando II, FL	2005	2002/04	63,084	83.0%	579	N	74.2%
Orlando III, FL	2006	1988/90/96	104,140	67.6%	788	Y	6.9%
Orlando IV, FL	2010	2009	76,565	71.8%	644	N	64.4%
Oviedo, FL	2006	1988/1991	49,251	75.0%	425	Y	3.2%
Pembroke Pines, FL	1997	1997	67,321	87.1%	696	Y	63.2%
Royal Palm Beach I, FL †	1994	1988	98,961	60.9%	675	N	54.5%
Royal Palm Beach II, FL	2007	2004	81,405	70.3%	762	N	82.3%
Sanford, FL	2006	1988/2006	61,810	77.2%	437	Y	28.6%
Sarasota, FL	1998	1998	71,102	66.6%	524	Y	42.5%
St. Augustine, FL	1996	1985	59,725	71.9%	698	Y	29.9%
Stuart, FL	1997	1995	86,913	71.9%	975	Y	51.5%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
SW Ranches, FL	2007	2004	64,955	83.6%	647	N	85.3%
Tampa, FL	2007	2001/2002	83,638	76.6%	792	N	28.4%
West Palm Beach I, FL	2001	1997	68,031	81.8%	980	Y	47.2%
West Palm Beach II, FL	2004	1996	94,503	86.7%	834	Y	73.9%
Alpharetta, GA	2001	1996	90,485	81.1%	670	Y	75.1%
Austell , GA	2006	2000	83,625	81.6%	641	Y	66.5%
Decatur, GA	1998	1986	148,480	69.5%	1,261	Y	2.7%
Duluth, GA	2011	2009	71,235	46.9%	600	Y	100.0%
Lawrenceville, GA	2011	1999	74,065	65.4%	610	Y	8.6%
Norcross I, GA	2001	1997	85,420	77.9%	583	Y	55.8%
Norcross II, GA	2011	1996	52,020	98.1%	395	Y	57.0%
Peachtree City, GA	2001	1997	49,875	82.8%	435	N	75.6%
Smyrna, GA	2001	2000	56,820	90.3%	489	Y	100.0%
Snellville, GA	2007	1996/1997	80,000	84.6%	756	Y	27.1%
Suwanee I, GA	2007	2000/2003	85,240	72.1%	619	Y	28.7%
Suwanee II, GA	2007	2005	79,640	72.5%	572	N	61.8%
Addison, IL	2004	1979	31,325	80.9%	367	Y	0.0%
Aurora, IL	2004	1996	74,435	83.1%	556	Y	6.9%
Bartlett, IL	2004	1987	51,425	88.3%	409	Y	33.5%
Bellwood, IL	2001	1999	86,650	78.7%	739	Y	52.1%
Des Plaines, IL (6)	2004	1978	74,400	82.4%	635	N	0.0%
Elk Grove Village, IL	2004	1987	64,129	86.7%	626	Y	5.5%
Glenview, IL	2004	1998	100,115	93.5%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	87.3%	723	N	34.1%
Hanover, IL	2004	1987	41,178	81.4%	408	Y	0.4%
Harvey, IL	2004	1987	60,090	86.1%	575	Y	3.0%
Joliet, IL	2004	1993	72,765	76.0%	531	Y	100.0%
Kildeer, IL	2004	1988	46,285	90.0%	423	Y	0.0%
Lombard, IL	2004	1981	58,188	88.1%	548	Y	9.8%
Mount Prospect, IL	2004	1979	65,000	89.5%	588	Y	12.7%
Mundelein, IL	2004	1990	44,700	88.9%	490	Y	8.9%
North Chicago, IL	2004	1985	53,350	82.5%	428	N	0.0%
Plainfield I, IL	2004	1998	53,800	87.7%	402	N	3.3%
Plainfield II, IL	2005	2000	51,900	78.1%	355	N	22.8%
Schaumburg, IL	2004	1988	31,160	85.9%	321	N	5.6%
Streamwood, IL	2004	1982	64,305	70.3%	557	N	4.4%
Warrensville, IL	2005	1977/89	48,796	87.2%	378	N	0.0%
Waukegan, IL	2004	1977	79,500	78.5%	681	Y	8.4%
West Chicago, IL	2004	1979	48,175	87.5%	428	Y	0.0%
Westmont, IL	2004	1979	53,450	86.4%	382	Y	0.0%
Wheeling I, IL	2004	1974	54,210	82.3%	491	N	0.0%
Wheeling II, IL	2004	1979	67,825	76.9%	601	Y	7.3%
Woodridge, IL	2004	1987	50,262	75.8%	463	Y	6.7%
Indianapolis, IN	2004	1976	73,014	82.3%	710	Y	0.0%
Baton Rouge I, LA	1997	1980	35,200	81.7%	330	N	11.6%
Baton Rouge II, LA	1997	1980/1995	80,277	77.6%	558	Y	40.4%
Slidell, LA	2001	1998	79,540	79.1%	523	Y	46.6%
Boston I, MA	2010	1950	33,286	70.1%	592	N	100.0%
Boston II, MA	2002	2001	60,595	78.8%	629	Y	100.0%
Leominster, MA	1998	1987/88/00	53,823	78.1%	503	Y	38.5%
Medford, MA	2007	2001	58,815	78.5%	659	Y	96.0%
Baltimore, MD	2001	1999/00	93,350	81.6%	809	Y	45.3%
California, MD	2004	1998	77,865	83.3%	722	Y	39.0%
District Heights, MD	2011	2007	78,920	73.0%	955	Y	64.8%
Gaithersburg, MD	2005	1998	87,045	84.1%	784	Y	42.0%
Laurel, MD †	2001	1978/99/00	162,792	76.5%	1,019	N	41.1%
Temple Hills, MD	2001	2000	97,200	83.5%	824	Y	68.2%
Grand Rapids, MI	1996	1976	87,381	75.0%	525	Y	0.0%
Romulus, MI	1997	1997	42,050	69.6%	339	Y	7.4%
Wyoming, MI	1996	1987	91,158	75.1%	635	N	0.0%
Gulfport, MS	1997	1977/93	61,251	75.2%	511	Y	33.5%
Belmont, NC	2001	1996/97/98	81,448	80.9%	581	N	24.0%
Burlington I, NC	2001	1990/91/93/94/98	109,396	65.9%	948	N	4.7%
Burlington II, NC	2001	1991	42,305	68.9%	394	Y	12.0%
Cary, NC	2001	1993/94/97	112,124	87.8%	793	N	7.4%
Charlotte, NC	1999	1999	69,000	83.0%	734	Y	52.8%
Raleigh, NC	1998	1994/95	48,675	89.7%	406	Y	8.2%
Brick, NJ	1994	1981	51,725	77.1%	432	N	0.0%
Cherry Hill, NJ	2010	2004	52,600	56.6%	376	Y	0.0%
Clifton, NJ	2005	2001	105,550	82.3%	1,018	Y	85.5%
Cranford, NJ	1994	1987	91,250	79.0%	853	Y	7.9%
East Hanover, NJ	1994	1983	107,579	70.8%	966	N	1.6%
Egg Harbor I, NJ	1994	1983	39,425	69.7%	289	N	11.5%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Egg Harbor II, NJ	1994	1983	71,175	46.2%	706	N	16.4%
Elizabeth, NJ	2005	1925/97	38,830	80.6%	673	N	0.0%
Fairview, NJ	1997	1989	27,925	79.5%	449	N	100.0%
Hamilton, NJ	2006	1990	70,550	76.8%	612	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	84.3%	742	N	100.0%
Linden, NJ	1994	1983	100,425	77.6%	1,118	N	2.8%
Morris Township, NJ (5)	1997	1972	71,776	77.8%	565	Y	1.3%
Parsippany, NJ	1997	1981	66,325	83.5%	566	Y	6.9%
Randolph, NJ	2002	1998/99	52,465	76.4%	541	Y	82.5%
Sewell, NJ	2001	1984/98	57,830	87.3%	454	N	5.3%
Albuquerque I, NM	2005	1985	65,927	81.6%	610	Y	3.2%
Albuquerque II, NM	2005	1985	58,598	82.4%	515	Y	4.1%
Albuquerque III, NM	2005	1986	57,536	79.1%	489	Y	4.7%
Carlsbad, NM	2005	1975	39,999	88.1%	334	Y	0.0%
Deming, NM	2005	1973/83	33,005	89.9%	232	Y	0.0%
Las Cruces, NM	2005	1984	65,790	73.0%	527	Y	2.1%
Lovington, NM	2005	1975	15,750	88.6%	251	Y	0.0%
Silver City, NM	2005	1972	26,975	86.3%	253	Y	0.0%
Truth or Consequences, NM	2005	1977/99/00	24,010	81.9%	174	Y	0.0%
Las Vegas I, NV †	2006	1986	48,332	75.4%	370	Y	5.3%
Las Vegas II, NV	2006	1997	48,850	83.1%	516	Y	75.2%
Jamaica I, NY	2001	2000	88,415	79.7%	919	Y	30.7%
Jamaica II, NY	2011	2010	91,300	76.5%	1,472	N	84.4%
Bronx I, NY	2010	1931/2004	69,015	74.6%	1,325	N	96.5%
Bronx II, NY (5)	2011	2006	90,320	90.7%	831	N	58.4%
Bronx III, NY	2011	2007	106,065	83.0%	2,040	N	97.3%
Bronx IV, NY (5)	2011	2007	73,845	80.8%	1,313	N	96.6%
Bronx V, NY (5)	2011	2007	54,733	88.5%	1,096	N	100.0%
Bronx VI, NY (5)	2011	2011	30,785	45.8%	869	N	92.2%
Brooklyn I, NY	2010	1917/2004	57,020	78.9%	854	N	83.0%
Brooklyn II, NY	2011	2006	41,600	90.7%	851	N	100.0%
Brooklyn III, NY	2011	2006	37,717	83.9%	796	N	100.0%
Brooklyn IV, NY	2011	2007	47,070	86.8%	887	N	100.0%
Brooklyn V, NY	2011	2007	74,305	80.0%	1,417	N	94.7%
Brooklyn VI, NY	2011	2006	72,710	88.2%	1,399	N	100.0%
Queens, NY	2010	1962/2003	60,945	85.7%	1,148	N	25.3%
Wyckoff, NY	2010	1910/2007	61,960	74.3%	1,042	N	90.2%
New Rochelle, NY	2005	1998	48,415	67.9%	401	N	15.0%
North Babylon, NY	1998	1988/99	78,188	87.6%	651	N	9.0%
Riverhead, NY	2005	1985/86/99	38,340	92.0%	327	N	0.0%
Southold, NY	2005	1989	58,901	76.9%	602	N	3.0%
Tuckahoe, NY	2011	2007	52,958	71.3%	763	N	99.2%
White Plains, NY	2011	1938	87,855	79.0%	1,510	N	77.1%
Woodhaven, NY	2011	2008	45,800	72.4%	1,029	N	100.0%
Yorktown, NY	2011	2006	78,615	85.8%	782	N	63.3%
Boardman, OH	1980	1980/89	65,495	81.1%	513	Y	24.0%
Centerville I, OH	2004	1976	80,690	71.6%	642	Y	0.0%
Centerville II, OH	2004	1976	43,100	73.7%	303	N	0.0%
Cleveland I, OH	2005	1997/99	46,050	83.8%	338	Y	5.0%
Cleveland II, OH	2005	2000	58,425	71.0%	559	Y	0.0%
Columbus , OH	2006	1999	72,155	81.0%	605	Y	26.1%
Dayton I, OH	2004	1978	43,100	68.0%	341	N	0.0%
Dayton II, OH	2005	1989/00	48,149	77.3%	391	Y	1.7%
Grove City, OH	2006	1997	89,290	79.5%	772	Y	16.9%
Hilliard, OH	2006	1995	89,690	77.7%	779	Y	24.5%
Lakewood, OH	1989*	1989	39,287	84.4%	458	Y	24.6%
Marblehead, OH	2005	1988/98	52,300	82.8%	377	Y	0.0%
Mason, OH	1998	1981	33,900	78.7%	275	Y	0.0%
Miamisburg, OH	2004	1975	59,930	68.7%	430	Y	0.0%
Middleburg Heights, OH	1980*	1980	93,025	76.8%	676	Y	3.8%
North Olmsted I, OH	1979*	1979	48,665	82.7%	442	Y	7.0%
North Olmsted II, OH	1988*	1988	47,850	87.3%	395	Y	14.2%
North Randall, OH	1998*	1998/02	80,049	85.0%	800	N	90.8%
Reynoldsburg, OH	2006	1979	66,895	74.5%	664	Y	0.0%
Strongsville, OH	2007	1978	43,507	81.4%	400	Y	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,281	84.3%	722	Y	0.0%
Westlake, OH	2005	2001	62,750	83.0%	453	Y	6.1%
Youngstown, OH	1977*	1977	65,950	77.6%	519	Y	1.2%
Levittown, PA	2001	2000	76,180	81.7%	654	Y	36.3%
Norristown, PA	2011	2005	52,001	69.0%	539	N	66.0%
Philadelphia, PA	2001	1999	97,439	88.0%	958	N	47.0%
Alcoa, TN	2005	1986	42,250	86.9%	353	Y	0.0%
Antioch, TN	2005	1985/98	76,160	82.8%	618	Y	8.5%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Cordova I, TN	2005	1987	54,125	76.4%	388	Y	0.0%
Cordova II, TN	2006	1995	67,800	83.6%	712	Y	7.2%
Knoxville I, TN	1997	1984	29,337	78.2%	281	Y	6.6%
Knoxville II, TN	1997	1985	37,864	81.2%	327	Y	6.9%
Knoxville III, TN	1998	1991	45,736	76.9%	445	Y	6.9%
Knoxville IV, TN	1998	1983	58,752	69.1%	438	N	1.1%
Knoxville V, TN	1998	1977	42,790	75.5%	373	N	0.0%
Knoxville VI, TN	2005	1975	63,440	84.3%	582	Y	0.0%
Knoxville VII, TN	2005	1983	55,094	66.8%	452	Y	0.0%
Knoxville VIII, TN	2005	1978	95,868	75.6%	763	Y	0.0%
Memphis I, TN	2001	1999	92,320	84.9%	698	N	57.1%
Memphis II, TN	2001	2000	71,710	77.2%	556	N	46.3%
Memphis III, TN	2005	1983	40,507	83.4%	347	Y	6.2%
Memphis IV, TN	2005	1986	38,678	78.3%	319	Y	4.1%
Memphis V, TN	2005	1981	60,120	79.2%	498	Y	0.0%
Memphis VI, TN	2006	1985/93	108,996	81.7%	875	Y	3.5%
Memphis VII, TN	2006	1980/85	115,703	68.7%	571	Y	0.0%
Memphis VIII, TN †	2006	1990	96,060	76.4%	548	Y	0.0%
Nashville I, TN	2005	1984	103,910	72.5%	693	Y	0.0%
Nashville II, TN	2005	1986/00	83,484	82.6%	631	Y	6.5%
Nashville III, TN	2006	1985	101,475	73.8%	598	Y	5.2%
Nashville IV, TN	2006	1986/00	102,450	84.7%	728	Y	7.0%
Austin I, TX	2005	2001	59,520	79.0%	538	Y	58.8%
Austin II, TX	2006	2000/03	65,241	83.5%	594	Y	38.9%
Austin III, TX	2006	2004	70,560	87.2%	580	Y	85.4%
Baytown, TX	2005	1981	38,950	76.7%	355	Y	0.0%
Bryan, TX	2005	1994	60,450	60.4%	495	Y	0.0%
College Station, TX	2005	1993	26,559	70.2%	346	N	0.0%
Dallas, TX	2005	2000	58,532	87.1%	536	Y	28.4%
Denton, TX	2006	1996	60,836	81.4%	462	Y	3.9%
El Paso I, TX	2005	1980	59,452	88.4%	517	Y	0.9%
El Paso II, TX	2005	1980	48,704	91.7%	412	Y	0.0%
El Paso III, TX	2005	1980	71,276	79.6%	585	Y	2.0%
El Paso IV, TX	2005	1983	67,058	83.8%	526	Y	3.2%
El Paso V, TX	2005	1982	62,290	79.5%	399	Y	0.0%
El Paso VI, TX	2005	1985	36,620	86.7%	259	Y	0.0%
El Paso VII, TX †	2005	1982	34,545	80.7%	13	N	0.0%
Fort Worth I, TX	2005	2000	50,621	75.7%	406	Y	26.6%
Fort Worth II, TX	2006	2003	72,725	84.9%	653	Y	49.1%
Frisco I, TX	2005	1996	50,854	80.6%	431	Y	17.5%
Frisco II, TX	2005	1998/02	71,299	82.6%	515	Y	24.2%
Frisco III, TX	2006	2004	74,965	87.6%	609	Y	85.7%
Frisco IV, TX	2006	2004	74,835	73.8%	512	N	16.4%
Garland I, TX	2006	1991	70,100	76.4%	658	Y	4.4%
Garland II, TX	2006	2004	68,425	78.1%	470	Y	39.6%
Greenville I, TX	2005	2001/04	59,385	82.6%	451	Y	28.8%
Greenville II, TX	2005	2001	44,900	76.6%	312	N	36.3%
Houston I, TX	2005	1981	100,530	73.0%	625	Y	0.0%
Houston II, TX	2005	1977	71,300	72.8%	391	Y	0.0%
Houston III, TX	2005	1984	61,120	66.0%	462	Y	4.3%
Houston IV, TX	2005	1987	43,975	77.3%	383	Y	6.1%
Houston V, TX †	2006	1980/1997	125,930	74.8%	1,010	Y	55.1%
Houston VI, TX	2011	2002	54,680	83.6%	587	N	100.0%
Keller, TX	2006	2000	61,885	83.0%	486	Y	21.1%
La Porte, TX	2005	1984	44,800	76.8%	426	Y	18.5%
Lewisville, TX	2006	1996	58,140	67.6%	429	Y	19.9%
Mansfield, TX	2006	2003	63,075	84.3%	493	Y	38.4%
McKinney I, TX	2005	1996	47,020	86.0%	368	Y	9.2%
McKinney II, TX	2006	1996	70,050	78.6%	537	Y	46.3%
North Richland Hills, TX	2005	2002	57,200	79.5%	433	Y	47.6%
Roanoke, TX	2005	1996/01	59,300	91.7%	449	Y	30.0%
San Antonio I, TX	2005	2005	73,305	82.0%	573	Y	79.0%
San Antonio II, TX	2006	2005	73,230	86.6%	669	N	82.3%
San Antonio III, TX	2007	2006	71,775	83.7%	569	N	87.4%
Sherman I, TX	2005	1998	54,975	84.5%	500	Y	21.1%
Sherman II, TX	2005	1996	48,425	82.0%	391	Y	30.9%
Spring, TX	2006	1980/86	72,751	72.0%	537	N	14.1%
Murray I, UT	2005	1976	60,380	77.5%	642	Y	0.0%
Murray II, UT †	2005	1978	71,221	86.3%	371	Y	2.6%
Salt Lake City I, UT	2005	1976	56,446	72.1%	727	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	68.7%	486	Y	0.0%
Fredericksburg I, VA	2005	2001/04	69,475	76.4%	601	N	21.4%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Fredericksburg II, VA	2005	1998/01	61,207	69.1%	559	N	100.0%
Burke Lake, VA	2011	2003	90,727	85.1%	909	Y	72.7%
Leesburg, VA	2011	2001/04	85,503	90.5%	890	Y	75.5%
McLearen, VA	2010	2002	69,240	86.4%	717	Y	90.6%
Mannasas, VA	2010	1998	73,045	81.2%	640	Y	50.9%
Milwaukee, WI	2004	1988	58,500	76.3%	485	Y	0.0%

Total/Weighted Average (370 facilities)			24,420,369	78.4%	222,740

* Denotes facilities developed by us.

† Denotes facilities that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2011, there was an aggregate of approximately 420,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2011.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled cubes.

(5) We do not own the land at these facilities.  We lease the land pursuant to ground leases that expire between 2013 and 2054, but have renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2012 and 2015.

We have grown by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2011, and for each of the previous three years, grouped by the year during which we first owned or operated the facility.

Facilities by Year Acquired - Average Occupied Square Feet

		Rentable Square	Average Occupancy
Year Acquired (2)	# of Facilities	Feet	2011	2010	2009
2008 and earlier	332	21,898,596	78.8%	76.8%	75.9%
2009	—	—	—	—	—
2010	12	739,111	69.1%	67.7%	—
2011 (5)	26	1,782,662	78.7%	—	—
All Facilities Owned as of December 31, 2011	370	24,420,369	78.5%	76.7%	75.9%

Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (1)

		Rent per Square Foot
Year Acquired (2)	# of Facilities	2011	2010	2009

2008 and earlier	332	$11.78	$11.61	$11.76
2009	—	—	—	—
2010	12	19.24	13.50	—
2011 (5)	26	22.80	—	—

All Facilities Owned as of December 31, 2011	370	$12.79	$11.66	$11.76

Facilities by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (2)	# of Facilities	2011	2010	2009

2008 and earlier	332	17,231,969	17,580,885	18,043,724
2009	—	—	—	—
2010	12	510,496	480,918	—
2011 (5)	26	1,409,521	—	—

All Facilities Owned as of December 31, 2011	370	19,151,986	18,061,803	18,043,724

Facilities by Year Acquired - Total Revenues (dollars in thousands) (4)

		Total Revenues
Year Acquired (2)	# of Facilities	2011	2010	2009

2008 and earlier	332	$211,102	$210,749	$216,649
2009	—	—	—	—
2010	12	10,169	1,663	—
2011 (5)	26	9,548	—	—

All Facilities Owned as of December 31, 2011	370	$230,819	$212,412	$216,649

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

(5)  Facility count does not include the Phoenix parcel acquisition in 2011.  The parcel is adjacent to a property that was purchased in 2006 and is therefore consolidated with that property.

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected cubes, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2012, we anticipate spending approximately $7 million to $9 million associated with these capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

In connection with our name change on September 14, 2011 from “U-Store-It Trust” to “CubeSmart”, we have and will continue to incur additional costs related to our rebranding initiative.  We expect to complete the rebranding for all owned locations by the end of 2012. The primary cost of the rebranding relates to new signage at each of our facilities. Also during 2011, we introduced our store upgrade program (“SuperStore”) which added more personalized services and technology to several of our stores, including storage customization, logistics services, comprehensive moving services, organizational services, and office amenities.  During 2011, we incurred costs related to the SuperStore and rebranding initiatives totaling approximately $4 million, of which approximately $0.7 million were expensed.  We expect additional capital improvements totaling approximately $8 million related to these two initiatives, through December 31, 2012.

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

On November 4, 2009, our Operating Partnership was sued in the Delaware Court of Chancery by Robert J. Amsdell, Barry L. Amsdell, and Amsdell Holdings I, Inc. (collectively, the “Amsdell Plaintiffs”).  The Amsdell Plaintiffs amended their complaint in 2010 to include the Parent Company as a defendant.  The Amsdell Plaintiffs’ lawsuit seeks to compel our Operating Partnership to indemnify the Amsdell Plaintiffs for losses and expenses allegedly incurred by the Amsdell Plaintiffs from legal proceedings filed against the Amsdell Plaintiffs, which proceedings alleged, inter alia, that the Amsdell Plaintiffs breached an agreement to purchase certain real estate located in Brighton, Massachusetts in 2001.  We are vigorously defending against this action.  The Amsdell Plaintiffs have filed a motion for summary judgment and the Operating Partnership and the Parent Company have filed a cross-motion for summary judgment.  Both motions are pending before the Delaware Court of Chancery.  While management currently believes that resolving this matter will not have a material adverse impact on our business, financial condition or operating results, litigation, as noted above, is subject to inherent uncertainties and management’s view of this matter may change in the future.

ITEM 4.  MINING SAFETY DISCLOSURES

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, there were approximately 69 registered record holders of the Parent Company’s common shares and 15 holders of the Operating Partnership’s Units (other than the Parent Company). These figures do not include beneficial owners who hold shares in nominee name. There is no established trading market for the Units of the Operating Partnership. The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared
2010
First quarter	$7.70	$6.31	$0.025
Second quarter	$8.98	$7.25	$0.025
Third quarter	$8.86	$6.88	$0.025
Fourth quarter	$9.56	$8.19	$0.070
2011
First quarter	$10.57	$9.20	$0.070
Second quarter	$11.39	$9.93	$0.070
Third quarter	$11.15	$8.53	$0.070
Fourth quarter	$10.66	$8.04	$0.080

For each quarter in 2010 and 2011, the Operating Partnership paid a cash distribution per Unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our dividends for 2011 was as follows: 78.0704% ordinary income distribution, 11.9314% capital gain distribution, and 9.9982% return of capital distribution from earnings and profits.

We intend to continue to declare quarterly distributions.  However, we cannot provide any assurance as to the amount or timing of future distributions.  Under the revolving portion of our 2011 Credit Facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

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

Use of Proceeds

On October 28, 2011, we completed an underwritten public offering of 23,000,000 common shares, including 3,000,000 shares sold pursuant to the full exercise of the underwriters’ overallotment option, under an existing shelf registration statement on Form S-3, registration no. 333-176885, which became effective on September 16, 2011 (the “Registration Statement”), at a price of $9.20 per common share, providing gross proceeds of $211.6 million and net proceeds of $202.5 million, after deducting the underwriting discount and other offering expenses.  The common share offering was led by managing underwriters Wells Fargo Securities and Bank of America Merrill Lynch Pierce, Fenner and Smith.

On November 2, 2011, we completed a public offering of 3,100,000 7.75% Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”), including 300,000 shares sold pursuant to the partial exercise of the underwriters’ overallotment option, under the Registration Statement at a price of $25.00 per Preferred Share, providing gross proceeds of $77.5 million and net proceeds of $74.8 million (after deducting the underwriting discount and other estimated offering expenses), and together with the net proceeds received from the common share offering, total financing of $277.3 million. The Preferred Share offering was led by managing underwriters Wells Fargo Securities, LLC, Bank of America, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Morgan Keegan & Company, Inc., Raymond James & Associates, Inc. and Stifel, Nicolaus & Company, Incorporated.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2006 and ending December 31, 2011.

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
CubeSmart	100.00	47.66	24.80	41.86	55.21	63.47
S&P 500	100.00	105.49	66.46	84.05	96.71	98.76
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NAREIT All Equity REIT Index	100.00	84.31	52.50	67.20	85.98	93.10

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended December 31, 2011.

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans (2)

October	170	$8.04	N/A	3,000,000
November	N/A	N/A	N/A	3,000,000
December	544	$10.18	N/A	3,000,000

Total	714		N/A	3,000,000

(1)  Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

(2)  On June 27, 2007, we announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  We have made no repurchases under this program.

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial information for the five-year period ended December 31, 2011 was derived from the Parent Company’s financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$212,106	$188,922	$188,101	$195,455	$180,048
Other property related income	21,731	17,978	15,460	14,500	14,938
Other - related party	—	—	—	—	365
Property management fee income	3,768	2,829	56	—	—
Total revenues	237,605	209,729	203,617	209,955	195,351
OPERATING EXPENSES
Property operating expenses	99,160	90,261	88,395	89,164	83,343
Property operating expenses - related party	—	—	—	—	59
Depreciation and amortization	68,223	61,428	66,984	69,765	61,020
Lease abandonment	—	—	—	—	1,316
General and administrative	24,693	25,406	22,569	24,964	21,966
General and administrative - related party	—	—	—	—	337
Total operating expenses	192,076	177,095	177,948	183,893	168,041
OPERATING INCOME	45,529	32,634	25,669	26,062	27,310
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(33,199)	(37,794)	(45,269)	(52,014)	(54,108)
Loan procurement amortization expense	(5,028)	(6,463)	(2,339)	(1,929)	(1,772)
Loan procurement amortization expense - early repayment of debt	(8,167)	—	—	—	—
Acquisition related costs	(3,823)	(759)	—	—	—
Equity in losses of real estate ventures	(281)	—	—	—	—
Other	(83)	386	648	247	519
Total other expense	(50,581)	(44,630)	(46,960)	(53,696)	(55,361)
LOSS FROM CONTINUING OPERATIONS	(5,052)	(11,996)	(21,291)	(27,634)	(28,051)
DISCONTINUED OPERATIONS
Income from discontinued operations	3,596	4,151	6,820	11,016	11,287
Net gain on disposition of discontinued operations	3,903	1,826	14,139	19,720	2,517
Total discontinued operations	7,499	5,977	20,959	30,736	13,804
NET INCOME (LOSS)	2,447	(6,019)	(332)	3,102	(14,247)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(35)	381	60	(310)	1,170
Noncontrolling interest in subsidiaries	(2,810)	(1,755)	(665)	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	(398)	(7,393)	(937)	2,792	(13,077)
Distribution to Preferred Shares	(1,218)	—	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OF THE COMPANY	$(1,616)	$(7,393)	$(937)	$2,792	$(13,077)
Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.09)	$(0.14)	$(0.29)	$(0.44)	$(0.45)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.07	$0.06	$0.28	$0.49	$0.22
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.02)	$(0.08)	$(0.01)	$0.05	$(0.23)

Weighted-average basic and diluted shares outstanding (1)	102,976	93,998	70,988	57,621	57,497

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(8,815)	$(13,095)	$(20,806)	$(25,454)	$(25,748)
Total discontinued operations	7,199	5,702	19,869	28,246	12,671
Net (loss) income	$(1,616)	$(7,393)	$(937)	$2,792	$(13,077)

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (in thousands):
Storage facilities, net	$1,788,720	$1,428,491	$1,430,533	$1,559,958	$1,647,118
Total assets	1,875,979	1,478,819	1,598,870	1,597,659	1,687,831
Revolving credit facility	—	43,000	—	172,000	219,000
Unsecured term loan	400,000	200,000	—	200,000	200,000
Secured term loan	—	—	200,000	57,419	47,444
Mortgage loans and notes payable	358,441	372,457	569,026	548,085	561,057
Total liabilities	830,925	668,266	814,146	1,028,705	1,083,230
Noncontrolling interest in the Operating Partnership	49,732	45,145	45,394	46,026	48,982
CubeSmart shareholders’ equity	955,913	724,216	695,309	522,928	555,619
Noncontrolling interests in subsidiaries	39,409	41,192	44,021	—	—
Total liabilities and equity	1,875,979	1,478,819	1,598,870	1,597,659	1,687,831

Other Data:
Number of facilities	370	363	367	387	409
Total rentable square feet (in thousands)	24,420	23,635	23,749	24,973	26,119
Occupancy percentage	78.4%	76.3%	75.2%	78.9%	79.5%
Cash dividends declared per share (2)	$0.290	$0.145	$0.10	$0.565	$1.05

(1)          Excludes operating partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO.  Operating partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Noncontrolling interests in the Operating Partnership.

(2)          The Company announced full quarterly dividends of $0.29 per common share on February 21, 2007, May 8, 2007, and August 14, 2007;  dividends of $0.18 per common share on December 13, 2007, February 27, 2008, May 7, 2008, and August 6, 2008; dividends of $0.025 per common share on December 11, 2008, January 22, 2009, April 22, 2009, July 22, 2009, October 22, 2009, December 5, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.07 per common share on December 14, 2010, February 29, 2011, June 1, 2011, and August 3, 2011; and dividends of $0.08 and $0.39 per common and preferred shares, respectively, on December 8, 2011.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected financial data for the periods ended December 31, 2011, 2010, 2009 and 2008 have been derived from the historical consolidated financial statements of CubeSmart, L.P. and subsidiaries, which have been audited by KPMG. The selected financial data for the period ended December 31, 2007 has been derived from the historical consolidated financial statements of CubeSmart, L.P. and subsidiaries, which have not been audited by KPMG.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars and shares in thousands, except per unit data)
REVENUES
Rental income	$212,106	$188,922	$188,101	$195,455	$180,048
Other property related income	21,731	17,978	15,460	14,500	14,938
Other - related party	—	—	—	—	365
Property management fee income	3,768	2,829	56	—	—
Total revenues	237,605	209,729	203,617	209,955	195,351
OPERATING EXPENSES
Property operating expenses	99,160	90,261	88,395	89,164	83,343
Property operating expenses - related party	—	—	—	—	59
Depreciation and amortization	68,223	61,428	66,984	69,765	61,020
Lease abandonment	—	—	—	—	1,316
General and administrative	24,693	25,406	22,569	24,964	21,966
General and administrative - related party	—	—	—	—	337
Total operating expenses	192,076	177,095	177,948	183,893	168,041
OPERATING INCOME	45,529	32,634	25,669	26,062	27,310
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(33,199)	(37,794)	(45,269)	(52,014)	(54,108)
Loan procurement amortization expense	(5,028)	(6,463)	(2,339)	(1,929)	(1,772)
Loan procurement amortization expense - early repayment of debt	(8,167)	—	—	—	—
Acquisition related costs	(3,823)	(759)	—	—	—
Equity in losses of real estate ventures	(281)	—	—	—	—
Other	(83)	386	648	247	519
Total other expense	(50,581)	(44,630)	(46,960)	(53,696)	(55,361)
LOSS FROM CONTINUING OPERATIONS	(5,052)	(11,996)	(21,291)	(27,634)	(28,051)
DISCONTINUED OPERATIONS
Income from discontinued operations	3,596	4,151	6,820	11,016	11,287
Net gain on disposition of discontinued operations	3,903	1,826	14,139	19,720	2,517
Total discontinued operations	7,499	5,977	20,959	30,736	13,804
NET INCOME (LOSS)	2,447	(6,019)	(332)	3,102	(14,247)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interest in subsidiaries	(2,810)	(1,755)	(665)	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO CUBESMART L.P.	(363)	(7,774)	(997)	3,102	(14,247)
Limited Partnership interest of third parties	(35)	381	60	(310)	1,170
NET (LOSS) INCOME ATTRIBUTABLE TO OPERATING PARTNER	(398)	(7,393)	(937)	2,792	(13,077)
Distribution to Preferred Shares	(1,218)	—	—	—	—
NET(LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(1,616)	$(7,393)	$(937)	$2,792	$(13,077)
Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.09)	$(0.14)	$(0.29)	$(0.44)	$(0.45)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.07	$0.06	$0.28	$0.49	$0.22
Basic and diluted (loss) earnings per unit attributable to common unitholders	$(0.02)	$(0.08)	$(0.01)	$0.05	$(0.23)

Weighted-average basic and diluted units outstanding (1)	102,976	93,998	70,988	57,621	57,497

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Loss from continuing operations	$(8,815)	$(13,095)	$(20,806)	$(25,454)	$(25,748)
Total discontinued operations	7,199	5,702	19,869	28,246	12,671
Net (loss) income	$(1,616)	$(7,393)	$(937)	$2,792	$(13,077)

	At December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data (in thousands):
Storage facilities, net	$1,788,720	$1,428,491	$1,430,533	$1,559,958	$1,647,118
Total assets	1,875,979	1,478,819	1,598,870	1,597,659	1,687,831
Revolving credit facility	—	43,000	—	172,000	219,000
Unsecured term loan	400,000	200,000	—	200,000	200,000
Secured term loan	—	—	200,000	57,419	47,444
Mortgage loans and notes payable	358,441	372,457	569,026	548,085	561,057
Total liabilities	830,925	668,266	814,146	1,028,705	1,083,230
Linited Partnetship interest of third parties	49,732	45,145	45,394	46,026	48,982
CubeSmart L.P. Capital	955,913	724,216	695,309	522,928	555,619
Noncontrolling interests in subsidiaries	39,409	41,192	44,021	—	—
Total liabilities and capital	1,875,979	1,478,819	1,598,870	1,597,659	1,687,831

Other Data:
Number of facilities	370	363	367	387	409
Total rentable square feet (in thousands)	24,420	23,635	23,749	24,973	26,119
Occupancy percentage	78.4%	76.3%	75.2%	78.9%	79.5%
Cash dividends declared per unit (2)	$0.290	$0.145	$0.10	$0.565	$1.05

(1)      Excludes operating partnership units issued at the Parent Company’s IPO and in connection with the acquisition of facilities subsequent to the Parent Company’s IPO.  Operating partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Limited Partnership interest of third parties.

(2)          The Operating Partnership announced full quarterly dividends of $0.29 per common unit on February 21, 2007, May 8, 2007, and August 14, 2007;  dividends of $0.18 per common unit on December 13, 2007,  February 27, 2008,  May 7, 2008, and August 6, 2008; dividends of $0.025 per common unit on December 11, 2008, January 22, 2009, April 22, 2009, July 22, 2009, October 22, 2009, December 5, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.07 per common unit on December 14, 2010, February 29, 2011,  June 1, 2011, and August 3, 2011; and dividends of $0.08 and $0.39 per common and preferred units, respectively, on December 8, 2011.

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  Effective September 14, 2011, the Parent Company changed its name from “U-Store-It Trust” to “CubeSmart” and the Operating Partnership changed its name from “U-Store-It, L.P.” to “CubeSmart, L.P.”  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2011 and December 31, 2010, the Company owned 370 and 363 self-storage facilities, respectively, totaling approximately 24.4 million rentable square feet and 23.6 million rentable square feet, respectively.  As of December 31, 2011 the Company owned facilities in the District of Columbia and the following 26 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of December 31, 2011, the Company managed 103 properties for third parties bringing the total number of properties which it owned and/or managed to 473.  As of December 31, 2011 the Company managed facilities in the District of Columbia and the following states:  Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Massachusetts, Maryland, Michigan, New Hampshire, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Texas and Virginia.

The Company derives revenues principally from rents received from its customers who rent cubes at its self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  We have a decentralized approach to the management and operation of our facilities, which places an emphasis on local, market level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

The Company typically experiences seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

The United States continues to recover from an economic downturn that resulted in higher unemployment, stagnant employment growth, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of — or slow recovery from — ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.

The Company has one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 10% and 7%, respectively, of total revenues for the year ended December 31, 2011.

Through our November 2011 Storage Deluxe Acquisition, the Company acquired properties that contain an aggregate of 1.0 million net rentable square feet and increased its footprint in the New York, Connecticut and Pennsylvania markets.  We believe that the Storage Deluxe Acquisition will have a positive impact on our future operating results and financial condition, and that this impact is not yet reflected in the historical financial information presented in this Annual Report on Form 10-K because the Storage Deluxe Acquisition occurred late in the year ended December 31, 2011.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements included in this Annual Report on Form 10-K.  Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report.  A summary of significant accounting policies is also provided in the notes to our consolidated financial statements (See Note 2 to the consolidated financial statements).  These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty.  Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs.  When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights.  The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have substantive participating rights, or the ability to dissolve the entity or remove the Company without cause.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocated a portion of the purchase price to an intangible asset attributed to the value of in-place leases.  This intangible is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2011, 2010 and 2009.

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

2011

On November 3, 2011, the Company acquired 16 properties from various entities which were branded as Storage Deluxe with a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2011 was approximately $3.0 million.

Additionally, during 2011, the Company acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2011 was approximately $2.8 million.  In connection with three of the acquisitions, the Company assumed mortgage debt, at fair value, with an outstanding principal balance totaling $21.4 million and recorded a net premium of $0.4 million to reflect the fair values of the debt at the time of assumption.

2010

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The average estimated life of the intangible value of the management contracts is 56 months and the amortization expense that was recognized during 2011 and 2010 was approximately $1.3 million and $0.9 million, respectively.

During 2010, the Company acquired 12 self-storage facilities located throughout the United States.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $3.7 million.  The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2011 and 2010 was approximately $3.0 million and $0.7 million, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard will not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. Same-store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Annual Report on Form 10-K.

The Company’s results of operations are affected by the acquisition and disposition activity during the 2011, 2010, and 2009 periods as described below.  At December 31, 2011, 2010, and 2009, the Company owned 370, 363, and 367 self-storage facilities and related assets, respectively.

•                  In 2011, 27 self-storage facilities were acquired for approximately $467.1 million (the “2011 Acquisitions”) and 19 self-storage facilities were sold for approximately $45.2 million (the “2011 Dispositions”).

•                  In 2010, 12 self-storage facilities were acquired for approximately $85.1 million (the “2010 Acquisitions”) and 16 self-storage facilities were sold for approximately $38.1 million (the “2010 Dispositions”).

•                  In 2009, 20 self-storage facilities were sold for approximately $90.9 million (the “2009 Dispositions”).

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010 (dollars in thousands)

	Same-Store Property Portfolio				Non Same-Store Properties		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$192,514	$187,653	$4,861	3%	$19,592	$1,269	$—	$—	$212,106	$188,922	$23,184	12%
Other property related income	18,130	15,636	2,494	16%	2,011	1,746	1,590	596	21,731	17,978	3,753	21%
Property management fee income	—	—	—	—	—	—	3,768	2,829	3,768	2,829	939	33%
Total revenues	210,644	203,289	7,355	4%	21,603	3,015	5,358	3,425	237,605	209,729	27,876	13%

OPERATING EXPENSES:
Property operating expenses	79,372	79,131	241	0%	7,573	1,960	12,215	9,170	99,160	90,261	8,899	10%
NET OPERATING INCOME:	131,272	124,158	7,114	6%	14,030	1,055	(6,857)	(5,745)	138,445	119,468	18,977	16%

Depreciation and amortization									68,223	61,428	6,795	11%
General and administrative									24,693	25,406	(713)	-3%
Subtotal									92,916	86,834	6,082	7%
Operating income									45,529	32,634	12,895	40%

Other Income (Expense):
Interest:
Interest expense on loans									(33,199)	(37,794)	4,595	-12%
Loan procurement amortization expense									(5,028)	(6,463)	1,435	-22%
Loan procurement amortization expense - early repayment of debt									(8,167)	—	(8,167)	100%
Acquisition related costs									(3,823)	(759)	(3,064)	100%
Equity in losses of real estate ventures									(281)	—	(281)	100%
Other									(83)	386	(469)	-122%
Total other expense									(50,581)	(44,630)	(5,951)	13%

LOSS FROM CONTINUING OPERATIONS									(5,052)	(11,996)	6,944	58%

DISCONTINUED OPERATIONS
Income from discontinued operations									3,596	4,151	(555)	-13%
Net gain on disposition of discontinued operations									3,903	1,826	2,077	114%
Total discontinued operations									7,499	5,977	1,522	25%
NET INCOME (LOSS)									2,447	(6,019)	8,466	141%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(35)	381	(416)	-109%
Noncontrolling interests in subsidiaries									(2,810)	(1,755)	(1,055)	-60%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(398)	$(7,393)	$6,995	95%

Revenues

Rental income increased from $188.9 million in 2010 to $212.1 million in 2011, an increase of $23.2 million. This increase is primarily attributable to $18.3 million of additional income from the properties acquired in 2010 and 2011 and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio which contributed $4.9 million to the increase in rental income during 2011 as compared to 2010.

Other property related income increased from $18.0 million in 2010 to $21.7 million in 2011, an increase of $3.7 million, or 21%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $3.8 million during the year ended December 31, 2011 as compared to the year ended December 31, 2010, which includes an increase of $0.3 million related to the 2010 and 2011 acquisitions.

Property management fee income increased to $3.8 million in 2011 from $2.8 million during 2010, an increase of $1.0 million.  This increase is attributable to an increase in management fees related to the third party management business (103 facilities as of December 31, 2011 compared to 93 facilities as of December 31, 2010) and 12 months of management fees earned during the 2011 period related to the addition of 85 management contracts in April 2010, compared to eight months of similar activity during the 2010 period.

Operating Expenses

Property operating expenses increased from $90.3 million in 2010 to $99.2 million in 2011, an increase of $8.9 million, or 10%.  This increase is primarily attributable to $8.7 million of increased expenses associated with newly acquired properties and 12 months of expenses in the 2011 period related to the addition of 85 management contracts in April 2010, compared to only eight months of similar expenses in the 2010 period.  In addition, we experienced a $0.4 million increase in rebranding and SuperStore related expenses during the 2011 period as compared to the 2010 period.

Depreciation and amortization increased from $61.4 million in 2010 to $68.2 million in 2011, an increase of $6.8 million, or 11%.  This increase is primarily attributable to depreciation and amortization expense related to the 2010 and 2011 acquisitions recognized in 2011, with no corresponding expense recognized in 2010.

Other Income (Expenses)

Interest expense decreased from $37.8 million in 2010 to $33.2 million in 2011, a decrease of $4.6 million, or 12%.  Approximately $1.6 million of the reduced interest expense related to approximately $210 million of net mortgage loan repayments during the period from January 1, 2010 through December 31, 2011.  Interest expense also decreased as a result of lower interest rates on the 2011 Credit Facility during the 2011 period as compared to the interest rates on the Prior Facility during the 2010 period, offset by increased unsecured loan borrowings during the period.

Loan procurement amortization expense - early repayment of debt was $8.2 million for the year ended December 31, 2011, with no comparable expense during the 2010 period.  This expense is related to the write-off of unamortized loan procurement costs associated with the Prior Facility.

Acquisition related costs increased from $0.8 million during 2010 to $3.8 million during 2011 as a result of the acquisition of 27 self-storage facilities in 2011, including 16 facilities in the Storage Deluxe Acquisition, compared to 12 acquisitions during 2010.

Equity in losses of real estate ventures was $0.3 million for the year ended December 31, 2011, with no comparable expense during the 2010 period.  This expense is related to earnings attributable to the HSRE Venture, which was formed in September 2011.

Discontinued Operations

Gains on disposition of discontinued operations increased from $1.8 million in the 2010 period to $3.9 million in the 2011 period, an increase of $2.1 million. Gains during 2010 related to the sale of 16 assets during 2010, and gains during 2011 related to the sale of 19 assets during 2011.

Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries increased to $2.8 million in the 2011 period from $1.8 million in the 2010 period.  This increase is primarily a result of increased income related to the operations of our joint venture (“HART”), which was formed in August 2009 to own and operate 22 self-storage facilities.  The Company retained a 50% ownership interest in HART and accordingly presents the 50% of the related results that are allocated to the venture partner as an adjustment to net income (loss) when arriving at net income (loss) attributable to shareholders.

Comparison of the Year Ended December 31, 2010 to the Year Ended December 31, 2009 (dollars in thousands)

	Same-Store Property Portfolio				Non Same-Store		Other/		Total Portfolio
			Increase/	%	Properties		Eliminations				Increase/
	2010	2009	(Decrease)	Change	2010	2009	2010	2009	2010	2009	(Decrease)	Change
REVENUES:
Rental income	$187,653	$188,241	$(588)	0%	$1,269	$(140)	$—	$—	$188,922	$188,101	$821	0%
Other property related income	15,636	14,389	1,247	9%	1,746	1,071	596	—	17,978	15,460	2,518	16%
Property management fee income	—	—	—	—	—	—	2,829	56	2,829	56	2,773	4952%
Total revenues	203,289	202,630	659	0%	3,015	931	3,425	56	209,729	203,617	6,112	3%

OPERATING EXPENSES:
Property operating expenses	79,131	80,200	(1,069)	-1%	1,960	622	9,170	7,573	90,261	88,395	1,866	2%
NET OPERATING INCOME:	124,158	122,430	1,728	1%	1,055	309	(5,745)	(7,517)	119,468	115,222	4,246	4%

Depreciation and amortization									61,428	66,984	(5,556)	-8%
General and administrative									25,406	22,569	2,837	13%
Subtotal									86,834	89,553	(2,719)	-3%
Operating income									32,634	25,669	6,965	27%

Other Income (Expense):
Interest:
Interest expense on loans									(37,794)	(45,269)	7,475	-17%
Loan procurement amortization expense									(6,463)	(2,339)	(4,124)	176%
Acquisition related costs									(759)	—	(759)	100%
Other									386	648	(262)	-40%
Total other expense									(44,630)	(46,960)	2,330	-5%

LOSS FROM CONTINUING OPERATIONS									(11,996)	(21,291)	9,295	44%

DISCONTINUED OPERATIONS
Income from discontinued operations									4,151	6,820	(2,669)	-39%
Net gain on disposition of discontinued operations									1,826	14,139	(12,313)	-87%
Total discontinued operations									5,977	20,959	(14,982)	-71%
NET LOSS									(6,019)	(332)	(5,687)	-1713%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									381	60	321	535%
Noncontrolling interests in subsidiaries									(1,755)	(665)	(1,090)	-164%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(7,393)	$(937)	$(6,456)	-689%

Revenues

Rental income increased from $188.1 million in 2009 to $188.9 million in 2010, an increase of $0.8 million. This increase is primarily attributable to additional income from the 2010 acquisitions of approximately $1.4 million in 2010 with no similar income in 2009, offset by a decrease in the realized annual rent per square foot of 1% related to the same-store property portfolio which resulted in a $0.6 million decrease in same-store rental income.

Other property related income increased from $15.5 million in 2009 to $18.0 million in 2010, an increase of $2.5 million, or 16%.  This increase is primarily attributable to increased fee revenue and insurance commissions related to the same-store properties of $1.1 million and an increase in other property related income of $1.3 million related to the 2010 Acquisitions and other non-same store revenue during 2010 as compared to 2009.

Property management fee income increased to $2.8 million in 2010 from $56,000 during 2009, an increase of $2.8 million.  This increase is attributable to an increase in management fees related to the third party management business, which included 93 facilities as of December 31, 2010 compared to eight facilities as of December 31, 2009.

Operating Expenses

Property operating expenses increased from $88.4 million in 2009 to $90.3 million in 2010, an increase of $1.9 million, or 2%.  This increase is primarily attributable to $2.9 million of increased expenses associated with non same-store properties and additional costs incurred to support the growth of the third party management business, offset by a $1.1 million decrease in same-store expenses primarily attributable to a $0.6 million decrease in real estate tax expense in 2010 as compared to 2009.

Depreciation and amortization decreased from $67.0 million in 2009 to $61.4 million in 2010, a decrease of $5.6 million, or 8%.  This decrease is primarily attributable to depreciation expense recognized in 2009 related to assets that became fully depreciated during 2009, with no similar activity on these fully depreciated assets in 2010.

General and administrative expenses increased from $22.6 million in 2009 to $25.4 million in 2010, an increase of $2.8 million, or 13%.  This increase is primarily attributable to additional personnel costs during 2010 incurred to support operational functions of the Company as well as non-recurring contract related costs incurred in conjunction with amendments to employment agreements with members of our senior management.

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

Loan procurement amortization expense increased from $2.3 million in 2009 to $6.5 million in 2010, an increase of $4.2 million, or 176%.  The increase is attributable to the amortization of additional costs incurred in relation to the amendment of the Prior Facility in 2010, and a full year of amortization of costs related to the Prior Facility and the 17 secured financings entered into in 2009.

Acquisition related costs increased to $0.8 million during 2010 with no comparable costs in 2009 as a result of the acquisition of 12 self-storage facilities, in addition to the acquisition of 85 management contracts from United Stor-All, during 2010, compared to no acquisition activity during 2009.

Discontinued Operations

Gains on disposition of discontinued operations decreased from $14.1 million in the 2009 period to $1.8 million in the 2010 period, a decrease of $12.3 million. Gains during 2009 related to the sale of 20 assets during 2009, and gains during 2010 related to the sale of 16 assets during the year.

Noncontrolling Interests in Subsidiaries

Noncontrolling interests in subsidiaries increased to $1.8 million in the 2010 period from $0.7 million in the 2009 period.  This increase is primarily a result of a full year of activity related to the operations of our HART joint venture.

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

FFO

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairments of depreciable assets, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure.  The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairments of depreciable assets,  and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

The following table presents a reconciliation of net income to FFO for the year ended December 31, 2011 and 2010 (in thousands):

	2011	2010

Net loss attributable to common shareholders	$(1,616)	$(7,393)

Add (deduct):
Real estate depreciation and amortization:
Real property - continuing operations	66,587	59,699
Real property - discontinued operations	848	3,209
Company’s share of unconsolidated real estate ventures	542	—
Noncontrolling interest’s share of consolidated real estate ventures	(1,731)	(2,206)
Gains on sale of real estate	(3,903)	(1,826)
Noncontrolling interests in the Operating Partnership	35	(381)

FFO	$60,762	$51,102

Weighted-average diluted shares and units outstanding	109,085	99,955

Cash Flows

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
Net cash flow provided by (used in):	2011	2010	Change
	(in thousands)

Operating activities	$84,327	$71,517	$12,810
Investing activities	$(442,100)	$(44,783)	$(397,317)
Financing activities	$360,951	$(123,611)	$484,562

Cash flows provided by operating activities for the years ended December 31, 2011 and 2010 were $84.3 million and $71.5 million, respectively, an increase of $12.8 million.  Our principal source of cash flows is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable to our 2010 and 2011 acquisitions.

Cash used in investing activities increased from $44.8 million in 2010 to $442.1 million in 2011, an increase of $397.3 million.  The increase primarily relates to increased property acquisitions in 2011 (Storage Deluxe Acquisition with a purchase price totaling $357.3 million and 11 other property acquisitions with purchase prices totaling $109.8 million) compared to 2010 (12 property acquisitions with purchase price totaling $85.1 million).

Cash provided by (used in) financing activities increased from ($123.6) million in 2010 to $361.0 million in 2011, an increase of $484.6 million. The increase relates to the following:  (a) increased common and preferred share issuances of $231.3 million in 2011, as compared to 2010, primarily used to finance the Storage Deluxe Acquisition in November 2011,

(b) a net increase in unsecured term loans of $200.0 million that was used to repay $93 million of borrowings under the revolving credit facility related to the financing of the Storage Deluxe Acquisition, and (c) a net decrease in payments on mortgage loans and notes payable of $156.9 million; offset by full repayment of revolving credit facility borrowings of $43 million during 2011, compared to prior year inflows of $43 million, and increased distributions of $19.3 million in 2011 as compared to 2010.

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

Cash flows provided by operating activities for the years ended December 31, 2010 and 2009 were $71.5 million and $62.2 million, respectively, an increase of $9.3 million.  The increase primarily relates to timing differences associated with a $3.2 million increase in accounts payable and accrued expense activity and a $3.9 million decrease in restricted cash activity during 2010 as compared to 2009 and increased NOI levels during 2010 as compared to 2009.

Cash (used in) provided by investing activities decreased from $98.9 million in 2009 to ($44.8) million in 2010, a decrease of $143.6 million.  The decrease primarily relates to decreased property dispositions in 2010 (aggregate proceeds of $37.3 million related to 16 facilities) compared to 2009 (aggregate proceeds of $68.3 million related to 20 facilities), net proceeds received from the formation of YSI HART Limited Partnership in August 2009 of approximately $48.7 million, with no similar transactions during 2010, as well as more acquisition activity in 2010 (12 facilities acquired for an aggregate cost of $84.7 million) relative to no acquisitions during 2009.  The decrease was offset by repayment of notes receivable of $20.1 million during 2010.

Cash used in financing activities increased from $62.0 million in 2009 to $123.6 million in 2010, an increase of $61.6 million. The increase primarily relates to higher common share issuance activity in 2010 compared to 2009 (proceeds of $170.9 million and $47.6 million, respectively), and increased distributions paid to shareholders, and non-controlling interests of $5.9 million during 2010 as compared to 2009 due to additional outstanding shares during 2010, offset by decreased net debt repayments of $54.8 million and loan procurement costs of $12.6 million in 2010 as compared to 2009.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures.  We derive substantially all of our revenue from customers who lease space from us at our facilities and fees earned from managing properties.  Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the facilities in which we invest — self-storage facilities — are less sensitive than other real estate product types to near-term economic downturns.  However, prolonged economic downturns will adversely affect our cash flows from operations.

In order to qualify as a REIT for federal income tax purposes, the Parent Company is required to distribute at least 90% of REIT taxable income, excluding capital gains, to our shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that the Parent Company distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We funded the $357.3 million cash portion of the Storage Deluxe Acquisition using approximately $277.3 million in net proceeds from our recently completed public offerings of common and preferred shares and borrowings of approximately $93 million under our 2011 Credit Facility.  We expect recurring capital expenditures in the 2012 fiscal year to be approximately $7 million to $9 million.  In addition, we expect capital improvements totaling approximately $8 million related to our store upgrade (“SuperStore”) and rebranding initiatives, through December 31, 2012.  Our currently scheduled principal payments on debt, including borrowings outstanding on the 2011 Credit Facility and Term Loan Facility, are approximately $168.8 million in 2012.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe cash flow from operations, access to our “at the market” program and access to our 2011 Credit Facility are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2012 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under the revolving portion of our 2011 Credit Facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

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

As of December 31, 2011, we had approximately $9.1 million in available cash and cash equivalents.  In addition, we had approximately $400 million of availability for borrowings under our 2011 Credit Facility.

Bank Credit Facilities

On December 8, 2009, we entered into a three-year, $450 million senior secured credit facility, which we refer to as the Prior Facility, consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The Prior Facility was collateralized by mortgages on “borrowing base properties” (as defined in the Prior Facility agreement).  The Prior Facility replaced the prior, three-year $450 million unsecured credit facility (the “2006 Credit Facility”), which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the 2006 Credit Facility were repaid in December 2009.

On September 29, 2010, we amended the Prior Facility.  The Prior Facility, as amended, consisted of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility and had an outstanding balance of $43 million as of December 31, 2010.  The Prior Facility, as amended had a three-year term expiring on December 7, 2013, was unsecured, and borrowings on the facility incurred interest on a borrowing spread determined by our leverage levels plus LIBOR.

On June 20, 2011, we entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5 million, provided that such additional advances do not, in the aggregate, exceed $50 million.  We incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Interest rates on the Term Loan Facility range, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  As of December 31, 2011, we had received two investment grade ratings, and therefore pricing on the Term Loan Facility ranges from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.

On December 9, 2011, we entered into a credit agreement comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015, which we refer to as the 2011 Credit Facility.  The 2011 Credit Facility replaces in its entirety our Prior Facility.  In connection with obtaining the 2011 Credit Facility, we paid additional deferred financing costs of $3.4 million and wrote off deferred financing fees related to the Prior Facility of $6.1 million.

Interest rates on borrowings under the 2011 Credit Facility depend on our unsecured debt credit rating. At our current Baa3/BBB- level, amounts drawn under the revolving facility portion of the 2011 Credit Facility are priced at 1.80% over LIBOR, with no LIBOR floor and amounts drawn under the term loan portion of the 2011 Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

On December 31, 2011, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the 2011 Credit Facility, and $400 million was available for borrowing under the 2011 Credit Facility.  We had interest rate swaps as of December 31, 2011, that fix LIBOR on $200 million of borrowings under the 2011 Credit Facility maturing in March 2017 at 1.34%.  In addition, at December 31, 2011, we had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  We recognized loan procurement amortization expense - early repayment of debt of $8.2 million related to the write-off of unamortized loan procurement costs associated with the Prior Facility.

As of December 31, 2011, borrowings under the 2011 Credit Facility and Term Loan Facility had a weighted average interest rate of  3.57% and the effective interest rates on the five and seven-year term loans were  3.65% and 4.47%, respectively, after giving consideration to the interest rate swaps described in Note 8.

Our ability to borrow under the 2011 Credit Facility and Term Loan Facility is subject to our ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•                              Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the 2011 Credit Facility and Term Loan Facility, we are restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

We are currently in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the 2011 Credit Facility and Term Loan Facility.

Other Material Changes in Financial Position

	December 31,		Increase
	2011	2010	(decrease)
		(in thousands)
Selected Assets
Storage facilities, net	$1,788,720	$1,428,491	$360,229
Investment in joint venture	$15,181	$—	$15,181
Other assets, net	$43,645	$18,576	$25,069

Selected Liabilities
Revolving credit facility	$—	$43,000	$(43,000)
Unecured term loan	$400,000	$200,000	$200,000
Mortgage loans and notes payable	$358,441	$372,457	$(14,016)
Accounts payable, accrued expenses and other liabilities	$51,025	$36,172	$14,853

Storage facilities, net increased $360.2 million during 2011 primarily as a result of the acquisition of 27 facilities for $467.1 million and fixed asset additions, offset by the disposition of 19 properties for $45.2 million during the same period.  Investment in joint venture increased by $15.2 million due to the formation of the HSRE joint venture in September 2011.  Other assets, net increased $25.1 million due to increased intangible assets of $25.1 million related to the 2011 Acquisitions.

Our borrowing under the revolving portion of the 2011 Credit Facility decreased $43.0 million as a result of additional borrowings made during 2011 from the Term Loan Facility and the related paydown of the Prior Facility. Unsecured term loan borrowing increased by $200 million due to borrowings under the Term Loan Facility related to payments for the 2011 Acquisitions and the repayment of multiple mortgages in 2011.  Mortgage loans and notes payable decreased $14.0 million due to scheduled principal payments and the repayment of several mortgages during the year.  Accounts payable, accrued expenses and other liabilities increased $14.9 million primarily due to an increase in derivative liabilities during 2011.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2011 (in thousands):

	Payments Due by Period
							2017 and
	Total	2012	2013	2014	2015	2016	thereafter
Mortgage loans and notes payable (a)	$358,055	$168,763	$30,816	$64,443	$64,598	$7,601	$21,834
Revolving credit facility and unsecured term loans (b)	400,000	—	—	100,000	—	100,000	200,000
Interest payments (b)	122,490	32,038	25,462	21,897	16,134	14,430	12,529
Ground leases and third party office lease	43,235	988	988	940	860	887	38,572
Related party office leases	1,473	475	499	499	—	—	—
Software and service contracts	2,085	2,085	—	—	—	—	—
	$927,338	$204,349	$57,765	$187,779	$81,592	$122,918	$272,935

(a)  Amounts do not include unamortized discounts/premiums.

(b)  Interest on variable rate debt calculated using the following rates:  The 2011 Credit Facility and Term Loan Facility had a weighted average interest rate of 3.57% and the effective interest rates on the five and seven-year term loans were 3.65% and 4.47%, respectively.

We expect that the contractual obligations owed in 2012 will be satisfied by a combination of cash generated from operations and from draws on the revolving portion of the 2011 Credit Facility.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

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

Effect of Changes in Interest Rates on our Outstanding Debt

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.  The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Market values are the present value of projected future cash flows based on the market rates chosen.

As of December 31, 2011 our consolidated debt consisted of $758.4 million of outstanding mortgages and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There were no amounts outstanding subject to floating rates.  However, to the extent that we borrow on the revolving credit facility, we will then have debt subject to variable rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.  If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would decrease by approximately $23.4 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would increase by approximately $23.4 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We have adopted a Code of Ethics for all of our employees, officers and trustees, including our principal executive officer and principal financial officer, which is available on our website at www.cubesmart.com.  We intend to disclose any amendment to, or a waiver from, a provision of our Code of Ethics on our website within four business days following the date of the amendment or waiver.

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2011 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2013 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Compensation Committee Report,” “Meetings and Committees of the Board of Trustees — Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Potential Payments Upon Termination or Change in Control,” and “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2011.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	5,255,718	(1)	$10.35	(2)	4,356,330
Equity compensation plans not approved by shareholders	—		—		—
Total	5,255,718		$10.35		4,356,330

(1)	Excludes 666,622 shares subject to outstanding restricted share unit awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Security Ownership of Management” and “Security Ownership of Beneficial Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Corporate Governance- Independence of Trustees,” “Policies and Procedures Regarding Review, Approval or Ratification of Transactions With Related Persons,” and “Transactions With Related Persons.”

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Audit Committee Matters - Fees Paid to Our Independent Registered Public Accounting Firm” and “— Audit Committee Pre-Approval Policies and Procedures.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. Financial Statements.

The response to this portion of Item 15 is submitted as a separate section of this report.

2. Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

3. Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b) Exhibits.  The following documents are filed as exhibits to this report:

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2*	Articles of Amendment of Declaration of Trust of CubeSmart, dated September 14, 2011, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.3*

Articles Supplementary to Declaration of Trust of CubeSmart classifying and designating CubeSmart’s 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, incorporated by reference to Exhibit 3.3 to CubeSmart’s Form 8-A, filed on October 31, 2011.

3.4*	Third Amended and Restated Bylaws of CubeSmart, effective September 14, 2011, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.5*	Certificate of Limited Partnership of U-Store-It, L.P., incorporated by reference to Exhibit 3.1 to CubeSmart, L.P.’s Registration Statement on Form 10, filed on July 15, 2011.

3.6*

Amendment No. 1 to Certificate of Limited Partnership of CubeSmart, L.P., dated September 14, 2011, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.7*

Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.8*

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P. dated as of November 2, 2011, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.9*

Amendment No. 2 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P. dated as of November 2, 2011, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on November 2, 2011.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 20, 2004,

File No. 333-117848.

4.2*

Form of Certificate for CubeSmart’s 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, incorporated by reference to Exhibit 4.1 to CubeSmart’s Form 8-A, filed on October 31, 2011.

4.3*

Indenture, dated as of September 16, 2011, among CubeSmart, L.P., CubeSmart and U.S. Bank National Association, incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-3, filed on September 16, 2011.

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

10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2011.

10.75*†

Amended and Restated Executive Employment Agreement, dated January 24, 2011 by and among U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed January 27, 2011.

10.76*†

Amended and Restated Non-Competition Agreement, dated January 24, 2011 by and among U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed January 27, 2011.

10.77*†

Indemnification Agreement, dated as of January 31, 2011, by and among U-Store-It Trust, U-Store-It, L.P. and Jeffrey F. Rogatz, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2011.

10.78*†

Amended and Restated Employment Letter Agreement, dated April 4, 2011, by and between U-Store-It Trust and Jeffrey P. Foster, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011.

10.79*

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2011.

10.80*

Amendment No. 2 to the Sales Agreement, dated September 16, 2011 among CubeSmart, CubeSmart, L.P. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

10.81*

Agreement for Purchase & Sale, dated as of October 24, 2011, by and between CubeSmart, L.P. and 200 East 135th Street LLC, 1880 Bartow Avenue LLC, 255 Exterior St LLC, 1376 Cromwell LLC, 175th Street DE LLC, Boston Rd LLC, Bronx River LLC, Bruckner Blvd LLC, 1980 White Plains Road, 552 Van Buren LLC, 481 Grand LLC, 2047 Pitkin LLC, Sheffield Ave LLC, Cropsey Ave LLC, 9826 Jamaica Ave LLC, 179 Jamaica Avenue Realty LLC, 714 Markley St LLC, Yorktown Heights Storage, LLC, Marbledale Rd LLC, New Rochelle Storage Partners, L.L.C., Wilton Storage Partners L.L.C. and Shelton Storage LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.82*

Registration Rights Agreement dated as of October 24, 2011 by and between CubeSmart and Wells Fargo Investment Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.83*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.84*

Commitment Letter for $100 million Senior Unsecured Term Loan Facility, dated as of October 24, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.85*

Purchase Agreement for Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, dated October 24, 2011, between CubeSmart and Wells Fargo Investment Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2011.

10.86*

Credit Agreement dated as of December 9, 2011 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Securities, LLC and Merrill Lynch, Pierce Fenner & Smith Incorporated, as Revolver and Tranche A joint lead arrangers and joint bookrunners and Wells Fargo Securities, LLC, as Tranche B sole lead arranger and sole bookrunner, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 14, 2011.

10.87†	Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan.

10.88†	Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan.

12.1	Statement regarding Computation of Ratios of CubeSmart.

12.2	Statement regarding Computation of Ratios of CubeSmart, L.P.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP relating to financial statements of CubeSmart.

23.2	Consent of KPMG LLP relating to financial statements of CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Tax Considerations

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 29, 2012
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer and Trustee	February 29, 2012
Dean Jernigan	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 29, 2012
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 29, 2012
Piero Bussani

/s/ Marianne M. Keler	Trustee	February 29, 2012
Marianne M. Keler

/s/ David J. LaRue	Trustee	February 29, 2012
David J. LaRue

/s/ John R. Remondi	Trustee	February 29, 2012
John R. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 29, 2012
Jeffrey F. Rogatz

FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON CUBESMART INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CubeSmart and CubeSmart L.P. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year, and report on the basis of that assessment whether the Company’s internal control over financial reporting is effective.

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

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2011, our internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of CubeSmart:

We have audited the accompanying consolidated balance sheets of CubeSmart as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Partners of CubeSmart, L.P.:

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of operations, capital, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart, L.P.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart, L.P. as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 29, 2012, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of CubeSmart:

We have audited CubeSmart’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2012

Report of Independent Registered Public Accounting Firm

The Partners of CubeSmart, L.P.:

We have audited CubeSmart, L.P’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart, L.P. as of December 31, 2011 and 2010, and the related consolidated statements of operations, capital, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 29, 2012

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2011	2010

ASSETS
Storage facilities	$2,107,469	$1,743,021
Less: Accumulated depreciation	(318,749)	(314,530)
Storage facilities, net	1,788,720	1,428,491
Cash and cash equivalents	9,069	5,891
Restricted cash	11,291	10,250
Loan procurement costs, net of amortization	8,073	15,611
Investment in real estate ventures, at equity	15,181	—
Other assets, net	43,645	18,576
Total assets	$1,875,979	$1,478,819

LIABILITIES AND EQUITY

Revolving credit facility	$—	$43,000
Unsecured term loan	400,000	200,000
Mortgage loans and notes payable	358,441	372,457
Accounts payable, accrued expenses and other liabilities	51,025	36,172
Distributions payable	11,401	7,275
Deferred revenue	9,568	8,873
Security deposits	490	489
Total liabilities	830,925	668,266

Noncontrolling interests in the Operating Partnership	49,732	45,145

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 and 0 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	31	—
Common shares $.01 par value, 200,000,000 shares authorized, 122,058,919 and 98,596,796 shares issued and outstanding at December 31, 2011 and December 31, 2010, respectively	1,221	986
Additional paid in capital	1,309,505	1,026,952
Accumulated other comprehensive loss	(12,831)	(1,121)
Accumulated deficit	(342,013)	(302,601)
Total CubeSmart shareholders’ equity	955,913	724,216
Noncontrolling interest in subsidiaries	39,409	41,192
Total equity	995,322	765,408
Total liabilities and equity	$1,875,979	$1,478,819

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2011	2010	2009

REVENUES
Rental income	$212,106	$188,922	$188,101
Other property related income	21,731	17,978	15,460
Property management fee income	3,768	2,829	56
Total revenues	237,605	209,729	203,617
OPERATING EXPENSES
Property operating expenses	99,160	90,261	88,395
Depreciation and amortization	68,223	61,428	66,984
General and administrative	24,693	25,406	22,569
Total operating expenses	192,076	177,095	177,948
OPERATING INCOME	45,529	32,634	25,669
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(33,199)	(37,794)	(45,269)
Loan procurement amortization expense	(5,028)	(6,463)	(2,339)
Loan procurement amortization expense - early repayment of debt	(8,167)	—	—
Acquisition related costs	(3,823)	(759)	—
Equity in losses of real estate ventures	(281)	—	—
Other	(83)	386	648
Total other expense	(50,581)	(44,630)	(46,960)

LOSS FROM CONTINUING OPERATIONS	(5,052)	(11,996)	(21,291)

DISCONTINUED OPERATIONS
Income from discontinued operations	3,596	4,151	6,820
Gain on disposition of discontinued operations	3,903	1,826	14,139
Total discontinued operations	7,499	5,977	20,959
NET INCOME (LOSS)	2,447	(6,019)	(332)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(35)	381	60
Noncontrolling interest in subsidiaries	(2,810)	(1,755)	(665)
NET LOSS ATTRIBUTABLE TO THE COMPANY	$(398)	$(7,393)	$(937)
Distribution to Preferred Shares	(1,218)	—	—
NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$(1,616)	$(7,393)	$(937)
Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.09)	$(0.14)	$(0.29)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.07	$0.06	$0.28
Basic and diluted loss per share attributable to common shareholders	$(0.02)	$(0.08)	$(0.01)

Weighted-average basic and diluted shares outstanding	102,976	93,998	70,988

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(8,815)	$(13,095)	$(20,806)
Total discontinued operations	7,199	5,702	19,869
Net loss	$(1,616)	$(7,393)	$(937)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

					Additional	Accumulated Other		Total	Noncontrolling		Noncontrolling Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2008	57,623	$576	—	$—	$801,029	$(7,553)	$(271,124)	$522,928	$—	$522,928	$46,026
Contributions from noncontrolling interests in subsidiaries								—	44,739	44,739	(90)
Issuance of common shares, net	34,677	347			170,501			170,848		170,848
Issuance of restricted shares	85	1						1		1
Conversion from units to shares	270	3						3		3
Amortization of restricted shares					1,631			1,631		1,631
Share compensation expense					1,765			1,765		1,765
Net income (loss)							(937)	(937)	665	(272)	(60)
Other comprehensive income:
Unrealized gain on interest rate swap						6,153		6,153		6,153	1
Unrealized gain on foreign currency translation						526		526		526	27
Distributions							(7,609)	(7,609)	(1,383)	(8,992)	(510)
Balance at December 31, 2009	92,655	$927	—	$—	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries								—	15	15
Issuance of common shares, net	5,610	56			47,517			47,573		47,573
Issuance of restricted shares	203	2						2		2
Conversion from units to shares	73	1			674			675		675	(675)
Exercise of stock options	56				194			194		194
Amortization of restricted shares					1,759			1,759		1,759
Share compensation expense					1,882			1,882		1,882
Adjustment for noncontrolling interest in operating partnership							(1,510)	(1,510)		(1,510)	1,510
Net (loss) income							(7,393)	(7,393)	1,755	(5,638)	(381)
Other comprehensive loss:
Unrealized loss on foreign currency translation						(247)		(247)	(8)	(255)	(13)
Distributions							(14,028)	(14,028)	(4,591)	(18,619)	(690)
Balance at December 31, 2010	98,597	$986	—	$—	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries								—	1	1
Issuance of common shares, net	23,140	231			203,788			204,019		204,019
Issuance of preferred shares, net			3,100	31	74,817			74,848		74,848
Issuance of restricted shares	235	3						3		3
Conversion from units to shares	63	1			623			624		624	(624)
Exercise of stock options	24				121			121		121
Amortization of restricted shares					1,677			1,677		1,677
Share compensation expense					1,527			1,527		1,527
Adjustment for noncontrolling interest in operating partnership							(7,082)	(7,082)		(7,082)	7,082
Net (loss) income							(398)	(398)	2,810	2,412	35
Other comprehensive gain (loss):
Unrealized loss on interest rate swap						(11,849)		(11,849)		(11,849)	(545)
Unrealized gain on foreign currency translation						139		139	5	144	7
Preferred share distributions							(1,218)	(1,218)		(1,218)
Common share distributions							(30,714)	(30,714)	(4,599)	(35,313)	(1,368)
Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$2,447	$(6,019)	$(332)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	73,702	70,850	75,908
Gain on disposition of discontinued operations	(3,903)	(1,826)	(14,139)
Equity compensation expense	3,204	3,641	3,396
Accretion of fair market value adjustment of debt	(89)	(255)	(463)
Loan procurement amortization expense - early repayment of debt	8,167	—	—
Real estate venture loss	(281)	—	—
Changes in other operating accounts:
Other assets	(23)	(427)	388
Restricted cash	(853)	3,889	—
Accounts payable and accrued expenses	2,634	1,437	(1,797)
Other liabilities	(678)	227	(747)
Net cash provided by operating activities	$84,327	$71,517	$62,214
Investing Activities
Acquisitions, additions and improvements to storage facilities	(471,188)	(104,441)	(17,882)
Investment in real estate venture	(15,462)	—	—
Proceeds from sales of properties, net	44,460	37,304	68,257
Proceeds from notes receivable	—	20,112	—
Proceeds from sales to noncontrolling interests	—	—	48,641
Decrease (increase) in restricted cash	90	2,242	(164)
Net cash (used in) provided by investing activities	$(442,100)	$(44,783)	$98,852
Financing Activities
Proceeds from:
Revolving credit facility	256,700	95,000	9,500
Secured term loans	—	—	200,000
Mortgage loans and notes payable	3,537	—	116,615
Unsecured term loans	400,000	—	—
Principal payments on:
Revolving credit facility	(299,700)	(52,000)	(181,500)
Unsecured term loans	(200,000)	—	(200,000)
Secured term loans	—	—	(57,419)
Mortgage loans and notes payable	(39,321)	(196,205)	(95,211)
Proceeds from issuance of common shares, net	204,019	47,573	170,852
Proceeds from issuance of preferred shares, net	74,848	—	—
Exercise of stock options	121	194	—
Contributions from noncontrolling interests in subsidiaries	1	15	—
Distributions paid to shareholders	(27,849)	(9,407)	(6,736)
Distributions paid to noncontrolling interests in Operating Partnership	(1,322)	(482)	(508)
Distributions paid to noncontrolling interest in subsidiaries	(4,599)	(4,591)	(1,383)
Loan procurement costs	(5,484)	(3,708)	(16,252)
Net cash provided by (used in) financing activities	$360,951	$(123,611)	$(62,042)
(Decrease) increase in cash and cash equivalents	3,178	(96,877)	99,024
Cash and cash equivalents at beginning of year	5,891	102,768	3,744
Cash and cash equivalents at end of year	$9,069	$5,891	$102,768
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$33,265	$38,346	$43,764
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$1,777	$—
Notes receivable originated upon disposition of property	$—	$—	$17,600
Derivative valuation adjustment	$(12,394)	$—	$6,153
Foreign currency translation adjustment	$151	$(268)	$553
Mortgage loan assumption - acquisition of storage facility	$21,827	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2011	2010

ASSETS
Storage facilities	$2,107,469	$1,743,021
Less: Accumulated depreciation	(318,749)	(314,530)
Storage facilities, net	1,788,720	1,428,491
Cash and cash equivalents	9,069	5,891
Restricted cash	11,291	10,250
Loan procurement costs, net of amortization	8,073	15,611
Investment in real estate ventures, at equity	15,181	—
Other assets, net	43,645	18,576
Total assets	$1,875,979	$1,478,819

LIABILITIES AND CAPITAL

Revolving credit facility	$—	$43,000
Unsecured term loan	400,000	200,000
Mortgage loans and notes payable	358,441	372,457
Accounts payable, accrued expenses and other liabilities	51,025	36,172
Distributions payable	11,401	7,275
Deferred revenue	9,568	8,873
Security deposits	490	489
Total liabilities	830,925	668,266

Limited Partnership interest of third parties	49,732	45,145

Commitments and contingencies

Capital
Operating Partner	968,744	725,337
Accumulated other comprehensive loss	(12,831)	(1,121)
Total CubeSmart L.P. capital	955,913	724,216
Noncontrolling interests in subsidiaries	39,409	41,192
Total capital	995,322	765,408
Total liabilities and capital	$1,875,979	$1,478,819

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2011	2010	2009

REVENUES
Rental income	$212,106	$188,922	$188,101
Other property related income	21,731	17,978	15,460
Property management fee income	3,768	2,829	56
Total revenues	237,605	209,729	203,617
OPERATING EXPENSES
Property operating expenses	99,160	90,261	88,395
Depreciation and amortization	68,223	61,428	66,984
General and administrative	24,693	25,406	22,569
Total operating expenses	192,076	177,095	177,948
OPERATING INCOME	45,529	32,634	25,669
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(33,199)	(37,794)	(45,269)
Loan procurement amortization expense	(5,028)	(6,463)	(2,339)
Loan procurement amortization expense - early repayment of debt	(8,167)	—	—
Acquisition related costs	(3,823)	(759)	—
Equity in losses of real estate ventures	(281)	—	—
Other	(83)	386	648
Total other expense	(50,581)	(44,630)	(46,960)

LOSS FROM CONTINUING OPERATIONS	(5,052)	(11,996)	(21,291)

DISCONTINUED OPERATIONS
Income from discontinued operations	3,596	4,151	6,820
Gain on disposition of discontinued operations	3,903	1,826	14,139
Total discontinued operations	7,499	5,977	20,959
NET INCOME (LOSS)	2,447	(6,019)	(332)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(2,810)	(1,755)	(665)
NET LOSS ATTRIBUTABLE TO CUBESMART L.P.	(363)	(7,774)	(997)
Limited Partnership interest of third parties	(35)	381	60
NET LOSS ATTRIBUTABLE TO OPERATING PARTNER	(398)	(7,393)	(937)
Distribution to Preferred Units	(1,218)	—	—
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(1,616)	$(7,393)	$(937)
Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.09)	$(0.14)	$(0.29)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.07	$0.06	$0.28
Basic and diluted loss per unit attributable to common unitholders	$(0.02)	$(0.08)	$(0.01)

Weighted-average basic and diluted units outstanding	102,976	93,998	70,988

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Loss from continuing operations	$(8,815)	$(13,095)	$(20,806)
Total discontinued operations	7,199	5,702	19,869
Net loss	$(1,616)	$(7,393)	$(937)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of	Number of
	Common of OP Units	Preferred OP Units	Operating	Accumulated Other Comprehensive	Total Cubesmart L.P.	Noncontrolling Interest in	Total	Operating Partnership interest
	Oustanding	Oustanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of third parties

Balance at December 31, 2008	57,623	—	$530,481	$(7,553)	$522,928	$—	$522,928	$46,026
Contributions from noncontrolling interests in subsidiaries					—	44,739	44,739	(90)
Issuance of common OP units, net	34,677		170,848		170,848		170,848
Issuance of restricted OP units	85		1		1		1
Exercise of OP unit options					—		—
Conversion from units to shares	270		3		3		3
Amortization of restricted OP units			1,631		1,631		1,631
OP unit compensation expense			1,765		1,765		1,765
Net (loss) income			(937)		(937)	665	(272)	(60)
Other comprehensive loss:					—		—
Unrealized gain on interest rate swap				6,153	6,153		6,153	1
Unrealized loss on foreign currency translation				526	526		526	27
Distributions			(7,609)		(7,609)	(1,383)	(8,992)	(510)
Balance at December 31, 2009	92,655	—	$696,183	$(874)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries					—	15	15
Issuance of common OP units, net	5,610		47,573		47,573		47,573
Issuance of restricted OP units	203		2		2		2
Exercise of OP unit options	56		194		194		194
Conversion from units to shares	73		675		675		675	(675)
Amortization of restricted OP units			1,759		1,759		1,759
OP unit compensation expense			1,882		1,882		1,882
Adjustment for Limited Partnership					—		—
interest of third parties			(1,510)		(1,510)		(1,510)	1,510
Net (loss) income			(7,393)		(7,393)	1,755	(5,638)	(381)
Other comprehensive loss:					—		—
Unrealized loss on foreign currency translation				(247)	(247)	(8)	(255)	(13)
Distributions			(14,028)		(14,028)	(4,591)	(18,619)	(690)
Balance at December 31, 2010	98,597	—	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries						1	1
Issuance of common OP units, net	23,140		204,019		204,019		204,019
Issuance of preferred OP units, net		3,100	74,848		74,848		74,848
Issuance of restricted OP units	235		3		3		3
Exercise of OP unit options	24		121		121		121
Conversion from units to shares	63		624		624		624	(624)
Amortization of restricted OP units			1,677		1,677		1,677
OP unit compensation expense			1,527		1,527		1,527
Net (loss) income			(398)		(398)	2,810	2,412	35
Adjustment for Limited Partnership interest of third parties			(7,082)		(7,082)		(7,082)	7,082
Other comprehensive income (loss):
Unrealized loss on interest rate swap				(11,849)	(11,849)		(11,849)	(545)
Unrealized gain on foreign currency translation				139	139	5	144	7
Preferred unit distributions			(1,218)		(1,218)		(1,218)
Common unit distributions			(30,714)		(30,714)	(4,599)	(35,313)	(1,368)
Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$2,447	$(6,019)	$(332)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	73,702	70,850	75,908
Gain on disposition of discontinued operations	(3,903)	(1,826)	(14,139)
Equity compensation expense	3,204	3,641	3,396
Accretion of fair market value adjustment of debt	(89)	(255)	(463)
Loan procurement amortization expense - early repayment of debt	8,167	—	—
Real estate venture loss	(281)	—	—
Changes in other operating accounts:
Other assets	(23)	(427)	388
Restricted cash	(853)	3,889	—
Accounts payable and accrued expenses	2,634	1,437	(1,797)
Other liabilities	(678)	227	(747)
Net cash provided by operating activities	$84,327	$71,517	$62,214
Investing Activities
Acquisitions, additions and improvements to storage facilities	(471,188)	(104,441)	(17,882)
Investment in real estate venture	(15,462)	—	—
Proceeds from sales of properties, net	44,460	37,304	68,257
Proceeds from notes receivable	—	20,112	—
Proceeds from sales to noncontrolling interests	—	—	48,641
Decrease (increase) in restricted cash	90	2,242	(164)
Net cash (used in) provided by investing activities	$(442,100)	$(44,783)	$98,852
Financing Activities
Proceeds from:
Revolving credit facility	256,700	95,000	9,500
Secured term loans	—	—	200,000
Mortgage loans and notes payable	3,537	—	116,615
Unsecured term loans	400,000	—	—
Principal payments on:
Revolving credit facility	(299,700)	(52,000)	(181,500)
Unsecured term loans	(200,000)	—	(200,000)
Secured term loans	—	—	(57,419)
Mortgage loans and notes payable	(39,321)	(196,205)	(95,211)
Proceeds from issuance of common units, net	204,019	47,573	170,852
Proceeds from issuance of preferred units, net	74,848	—	—
Exercise of unit options	121	194	—
Contributions from noncontrolling interests in subsidiaries	1	15	—
Distributions paid to unitholders	(27,849)	(9,407)	(6,736)
Distributions paid to Limited Partnership interest of third parties	(1,322)	(482)	(508)
Distributions paid to noncontrolling interest in subsidiaries	(4,599)	(4,591)	(1,383)
Loan procurement costs	(5,484)	(3,708)	(16,252)
Net cash provided by (used in) financing activities	$360,951	$(123,611)	$(62,042)
(Decrease) increase in cash and cash equivalents	3,178	(96,877)	99,024
Cash and cash equivalents at beginning of year	5,891	102,768	3,744
Cash and cash equivalents at end of year	$9,069	$5,891	$102,768
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$33,265	$38,346	$43,764
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$1,777	$—
Notes receivable originated upon disposition of property	$—	$—	$17,600
Derivative valuation adjustment	$(12,394)	$—	$6,153
Foreign currency translation adjustment	$151	$(268)	$553
Mortgage loan assumption - acquisition of storage facility	$21,827	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  Effective September 14, 2011, the Parent Company changed its name from “U-Store-It Trust” to “CubeSmart” and the Operating Partnership changed its name from “U-Store-It, L.P.” to “CubeSmart, L.P.”  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States and the District of Columbia and are presented under one reportable segment: we own, operate, develop, manage and acquire self-storage facilities.  As more fully described in Note 4, on November 3, 2011, the Company acquired 16 properties from Storage Deluxe with a purchase price of approximately $357.3 million.

As of December 31, 2011, the Parent Company owned approximately 96.3% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and which the limited partners do not have the ability to dissolve or remove the Company without cause nor substantive participating rights.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities.  Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Operating Partnership reflected these interests at their redemption value at December 31, 2011, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $7.1 million at December 31, 2011.  Disclosure of such redemption provisions is provided in Note 8.

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

Storage Facilities

Storage facilities are carried at historical cost less accumulated depreciation and impairment losses.  The cost of storage facilities reflects their purchase price or development cost.  Costs incurred for the renovation of a storage facility are capitalized to the Company’s investment in that property.  Acquisition costs, ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  In connection with the Company’s name change on September 14, 2011 from “U-Store-It Trust” to “CubeSmart”, the Company has and will continue to incur additional costs related to its rebranding initiative.  The Company expects to complete the rebranding for all owned locations by the end of 2012. The primary cost of the rebranding relates to the new signage at each of the Company’s facilities. Also during 2011, the Company introduced its store upgrade program (“SuperStore”) which added more personalized services and technology to several of its stores, including storage customization, logistics services, comprehensive moving services, organizational services, and office amenities.

Purchase Price Allocation

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon the fair value determined using an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.  Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements and estimates of depreciated replacement cost of equipment.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocated a portion of the purchase price to an intangible asset attributed to the value of in-place leases.  This intangible is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 40 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2011, 2010 and 2009.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $13.0 million and $24.5 million at December 31, 2011 and 2010, respectively, and are reported net of accumulated amortization of $4.9 million and $8.8 million as of December 31, 2011 and 2010, respectively. The costs are amortized over the estimated life of the related debt using the effective interest method and reported as loan procurement amortization expense.

Other Assets

Other assets is comprised of the following as of December 31, 2011 and 2010 (in thousands):

	December 31,
	2011	2010

Intangible assets, net of accumulated amortization	$23,185	$8,201
Deposits on future settlements	9,318	149
Accounts receivable	3,676	2,970
Prepaid insurance	1,397	1,409
Prepaid real estate taxes	1,114	1,557
Others	4,955	4,290

Total	$43,645	$18,576

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $6.9 million, $6.6 million and $6.5 million in advertising and marketing expenses for the years ended 2011, 2010 and 2009, respectively.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the year ended December 31, 2011, the Company recognized $0.8 million of equity offering costs related to the issuance of common and preferred shares during the year.

Other Property Related Income

Other property related income consists of late fees, administrative charges, tenant insurance commissions, sales of storage supplies and other ancillary revenues derived by SuperStore services and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.1 million during each of the years ended 2011, 2010 and 2009.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  The Company had an interest rate cap agreement as of December 31, 2011, that effectively limited the LIBOR component of the interest rate on $100 million of 2011 Credit Facility borrowings to 2.00% per annum through January 2012.  Additionally, the Company had interest rate swap agreements for notional principal amounts aggregating $400 million at December 31, 2011.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $2.0 billion as of December 31, 2011 and $1.5 billion as of December 31, 2010.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a non-dividend distribution.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital.  The characterization of the Company’s dividends for 2011 consisted of a 78.0704% ordinary income distribution, an 11.9314% capital gain distribution, and a 9.9982% non-dividend distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income and (b) 95% of the Company’s net capital gain exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2011, 2010, or 2009.

Taxable REIT subsidiaries, such as the TRS, are subject to federal and state income taxes.  Our taxable REIT cubsidiaries have a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $0.4 million and $0.3 million, respectively, as of December 31, 2011 and 2010.

Earnings per Share and Unit

Basic earnings per share and unit is calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method of 1,378,000, 1,177,000 and

547,000 in 2011, 2010 and 2009, respectively, were not included in the calculation of diluted earnings per share and unit, as they were identified as anti-dilutive.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.54902 and 1.55237 U.S. Dollars per Pound at December 31, 2011 and December 31, 2010, respectively, and an average exchange rate of 1.60377 and 1.54576 U.S. Dollars per Pound for the years ended December 31, 2011 and December 31, 2010, respectively.  Accordingly, the Company recorded an unrealized gain of $0.2 million and an unrealized loss of $0.3 million on foreign currency translation for the years ended December 31, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard will not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.

Concentration of Credit Risk

The storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 10% and 7%, respectively, for the year ended December 31, 2011.  The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 18%, 15%, 10% and 7%, respectively, for the year ended December 31, 2010.

3.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of December 31, 2011 and December 31, 2010:

	December 31,	December 31,
	2011	2010
	(in thousands)
Land	$417,067	$374,569
Buildings and improvements	1,574,769	1,273,938
Equipment	110,371	93,571
Construction in progress (a)	5,262	943
Total	2,107,469	1,743,021
Less accumulated depreciation	(318,749)	(314,530)
Storage facilities — net	$1,788,720	$1,428,491

(a)  The 2011 construction in progress balance includes project costs of $1.6 million related to the rebranding initiative and $0.7 million related to the SuperStore initiative.

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2011, 2010 and 2009:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT, PA and VA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147
2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200
2010 Acquisitions:

Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145

2010 Dispositions:

Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA amd NC	December 2010	15	35,000
			16	$38,100
2009 Dispositions:

68th Street Asset	Miami, FL	January 2009	1	$2,973
Albuquerque, NM Asset	Albuquerque, NM	April 2009	1	2,825
S. Palmetto Asset	Ontario, CA	June 2009	1	5,925
Hotel Circle Asset	Albuquerque, NM	July 2009	1	3,600
Jersey City Asset	Jersey City, NJ	August 2009	1	11,625
Dale Mabry Asset	Tampa, FL	August 2009	1	2,800
Winner Assets 1	Multiple locations in CO	September 2009	6	17,300
Baton Rouge Asset (Eminent Domain)	Baton Rouge, LA	September 2009	(b)	1,918
North H Street Asset (Eminent Domain)	San Bernardino, CA	September 2009	1	(c)
Boulder Assets (a)	Boulder, CO	September 2009	4	32,000
Winner Assets 2	Multiple locations in CO	October 2009	2	6,600
Brecksville Asset	Brecksville, OH	November 2009	1	3,300
			20	$90,866

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

(c)          The entirety of the North H Street Asset was taken in conjunction with eminent domain proceedings and the Company removed this asset from its total portfolio asset count.  During 2011, the Company received compensation from the state of California.  Accordingly, the Company recognized $1.9 million of income during 2011.

4.  ACQUISITIONS

2011

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe with a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2011 was approximately $3.0 million.

Additionally, during 2011, the Company acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2011 was approximately $2.8 million.  In connection with three of the acquisitions, the Company assumed mortgage debt, at fair value, with an outstanding principal balance totaling $21.4 million and recorded a net premium of $0.4 million to reflect the fair values of the debt at the time of assumption.

2010

On April 28, 2010, the Company acquired 85 management contracts from United Stor-All Management, LLC (“United Stor-All”).  The Company accounted for this acquisition as a business combination.  The 85 management contracts relate to facilities located in 16 states and the District of Columbia.  The Company recorded the fair value of the assets acquired which includes the intangible value related to the management contracts as other assets, net on the Company’s consolidated balance sheet.  The Company’s estimate of the fair value of the acquired assets and liabilities utilized Level 3 inputs and considered the probability of the expected period the contracts would remain in place, including estimated renewal periods, and the amount of the discounted estimated future contingent payments to be made.  The Company paid $4.1 million in cash for the contracts and recognized $1.8 million in contingent consideration, paid quarterly through 2013.  The Company records changes in the fair value of the contingent consideration liability in earnings.  As of December 31, 2011 and 2010, no adjustments to the fair value were deemed necessary.  The average estimated life of the intangible value of the management contracts is 56 months from the April 2010 closing, and the amortization expense that was recognized during 2011 and 2010 was approximately $1.3 million and $0.9 million, respectively.

During 2010, the Company acquired 12 self-storage facilities for an aggregate purchase price of $85.1 million and allocated approximately $3.7 million to the intangible value of the in-place leases.  The amortization expense that was recognized during 2011 and 2010 was approximately $3.0 million and $0.7 million, respectively.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 26, 2011, the Company contributed $15.4 million for a 50% interest in a partnership, which owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”). The other partner holds the remaining 50% interest in the partnership.

HSREV is not consolidated because the Company is not the primary beneficiary, the limited partners have the ability to dissolve or remove the Company without cause and the Company does not possess substantive participating rights.  The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method.  The Company’s investment in HSREV is included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheet and earnings attributable to HSREV is presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The Company’s investment in real estate entities at December 31, 2011 was $15.2 million, and the Company’s equity in losses of real estate entities for the year ended December 31, 2011 was approximately $0.3 million.

The amounts reflected in the following tables (except for the Company’s share of equity and income) are based on the historical financial information of the individual Real Estate Venture.

The following is a summary of the financial position of the Real Estate Venture as of December 31, 2011 (in thousands):

December 31,
2011

Assets
Net property	$78,677
Other assets	2,242
Total Assets	80,919

Liabilities and equity
Other liabilities	867
Debt	60,083
Equity	19,969
Total Liabilities and equity	80,919

The following is a summary of results of operations of the Real Estate Venture for the year ended December 31, 2011 (in thousands):

December 31,
2011

Revenue	$9,354
Operating expenses	3,879
Interest expense, net	3,969
Depreciation and amortization	4,115
Net loss	(2,609)

6.  SECURED CREDIT FACILITY, UNSECURED CREDIT FACILITY AND UNSECURED TERM LOANS

On December 8, 2009, the Company entered into a three-year, $450 million senior secured credit facility (the “Prior Facility”), consisting of a $200 million secured term loan and a $250 million secured revolving credit facility.  The Prior Facility was collateralized by mortgages on “borrowing base properties” (as defined in the Prior Facility agreement).  The Prior Facility replaced the prior, three-year $450 million unsecured credit facility (the “2006 Credit Facility”), which was entered into in November 2006, and consisted of a $200 million unsecured term loan and $250 million in unsecured revolving loans.  All borrowings under the 2006 Credit Facility were repaid in December 2009.

On September 29, 2010, the Company amended the Prior Facility.  The Prior Facility, as amended, consisted of a $200 million unsecured term loan and a $250 million unsecured revolving credit facility and had an outstanding balance of $43 million as of December 31, 2010.  As amended, the Prior Facility had a three-year term expiring on December 7, 2013, was unsecured, and borrowings on the facility incurred interest on a borrowing spread determined by our leverage levels plus LIBOR.

On June 20, 2011, the Company entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The

Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5 million provided that the aggregate of such additional advances does not exceed $50 million.  We incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Pricing on the Term Loan Facility ranges, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  As of December 31, 2011, the Company had received two investment grade ratings, and therefore pricing on the Term Loan Facility ranges from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.

On December 9, 2011, the Company entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “2011 Credit Facility”).  The 2011 Credit Facility replaces in its entirety our Prior Facility.  In connection with obtaining the 2011 Credit Facility, the Company paid additional deferred financing costs of $3.4 million and wrote off deferred financing fees related to the Prior Facility of $6.1 million.

Pricing on the 2011 Credit Facility depends on the Company’s unsecured debt credit rating. At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.80% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the 2011 Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

On December 31, 2011, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the 2011 Credit Facility, and $400 million was available for borrowing under the 2011 Credit Facility.  The Company had interest rate swaps as of December 31, 2011, that fix LIBOR on $200 million of borrowings under the 2011 Credit Facility maturing in March 2017 at 1.34%.  In addition, at December 31, 2011, the Company had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  The Company recognized loan procurement amortization expense - early repayment of debt of $8.2 million related to the write-off of unamortized loan procurement costs associated with the Prior Facility.

As of December 31, 2011, borrowings under the 2011 Credit Facility and Term Loan Facility had a weighted average interest rate of 3.57% and the effective interest rates on the five and seven-year term loans were 3.65% and 4.47%, respectively, after giving consideration to the interest rate swaps described in Note 13.

The Company’s ability to borrow under the 2011 Credit Facility and Term Loan Facility is subject to ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the 2011 Credit Facility and Term Loan Facility, the Company is restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain the Company’s REIT status.

The Company is currently in compliance with all of its financial covenants and anticipate being in compliance with all of its financial covenants through the terms of the 2011 Credit Facility and Term Loan Facility.

7.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2011	2010	Interest Rate	Date
	(in thousands)
YSI 12	$—	$1,477	5.97%	Sep-11
YSI 13	—	1,270	5.97%	Sep-11
YSI 53	9,100	—	5.93%	Jul-12
YSI 6	74,834	76,137	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,703	1,759	5.97%	Jan-13
YSI 7	3,032	3,100	6.50%	Jun-13
YSI 8	1,733	1,771	6.50%	Jun-13
YSI 9	1,906	1,948	6.50%	Jun-13
YSI 17	3,987	4,121	6.32%	Jul-13
YSI 27	481	499	5.59%	Nov-13
YSI 30	7,049	7,316	5.59%	Nov-13
USIFB	7,125	3,726	4.80%	Dec-13
YSI 11	2,350	2,420	5.87%	Jan-14
YSI 5	3,100	3,193	5.25%	Jan-14
YSI 28	1,509	1,555	5.59%	Mar-14
YSI 34	—	14,823	8.00%	Jun-14
YSI 37	2,174	2,210	7.25%	Aug-14
YSI 40	—	2,520	7.25%	Aug-14
YSI 44	1,070	1,095	7.00%	Sep-14
YSI 41	3,775	3,879	6.60%	Sep-14
YSI 38	—	3,973	6.35%	Oct-14
YSI 45	5,353	5,443	6.75%	Oct-14
YSI 46	—	3,430	6.75%	Oct-14
YSI 43	—	2,919	6.50%	Nov-14
YSI 48	24,870	25,270	7.25%	Nov-14
YSI 50	2,260	2,322	6.75%	Dec-14
YSI 10	4,011	4,091	5.87%	Jan-15
YSI 15	1,832	1,877	6.41%	Jan-15
YSI 52	4,884	—	5.44%	Jan-15
YSI 20	60,551	62,459	5.97%	Nov-15
YSI 51	7,423	—	6.36%	Oct-16	(a)
YSI 31	13,414	13,660	6.75%	Jun-19	(a)
YSI 35	4,464	4,499	6.90%	Jul-19	(a)
YSI 32	5,950	6,058	6.75%	Jul-19	(a)
YSI 33	11,157	11,370	6.42%	Jul-19
YSI 42	—	3,184	6.88%	Sep-19	(a)
YSI 39	3,867	3,931	6.50%	Sep-19	(a)
YSI 47	3,091	3,176	6.63%	Jan-20	(a)
Unamortized fair value adjustment	386	(24)

Total mortgage loans and notes payable	$358,441	$372,457

(a)                  These borrowings have a fixed interest rate for the first five years of their term, which then resets and remains constant over the final five years of the loan term.

As of December 31, 2011 and 2010, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $514 million and $540 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2011 (in thousands):

2012	$168,763
2013	30,816
2014	64,443
2015	64,598
2016	7,601
2017 and thereafter	21,834
Total mortgage payments	358,055
Plus: Unamortized fair value adjustment	386
Total mortgage indebtedness	$358,441

The Company currently intends to fund its 2012 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under our unsecured 2011 Credit Facility ($400 million available as of December 31, 2011).

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At December 31, 2011, HART had total assets of $86.7 million, including $84.4 million of storage facilities, net and total liabilities of $2.2 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At December 31, 2011, the Venture had total assets of $11.3 million and total liabilities of $7.6 million, including two mortgage loans totaling $7.1 million secured by storage facilities with a net book value of $11.0 million.  At December 31, 2011, the Venture’s creditors had no recourse to the general credit of the Company.

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

Additionally, with respect to redeemable ownership interests in the Limited Partnership held by third parties for which CubeSmart has a choice to settle the redemption by delivery of its own shares, the Operating Partnership considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether CubeSmart controls the actions or events necessary to presume share settlement. The guidance also requires that noncontrolling interests classified outside of permanent capital be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

Approximately 3.7% of the outstanding OP Units as of December 31, 2011 and December 31, 2010 were not owned by the general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit. At December 31, 2011 and 2010, 4,674,136 and 4,737,136 OP units, respectively, were outstanding, respectively, and the calculated aggregate redemption value of outstanding OP units was based upon CubeSmart’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at December 31, 2011 and 2010, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $7.1 million and $1.5 million at December 31, 2011 and 2010, respectively.

9.  RELATED PARTY TRANSACTIONS

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The total amounts of lease payments incurred under the six office leases during the years ended December 31, 2011 and December 31, 2010 were approximately $0.5 million and $0.5 million, respectively.

Total future minimum rental payments due in accordance with the related party lease agreements and total future cash receipts due from our subtenants as of December 31, 2011 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2012	$475	$314
2013	499	314
2014	499	315
	$1,473	$943

Other

During the third quarter of 2009, the Company entered into a relocation transaction with a member of management whereby the Company purchased the former residence of the member of management for $985,000 which was recorded as a component of other assets.  The Company sold the asset on September 10, 2010.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective carrying values at December 31, 2011 and 2010.  The Company had fixed interest rate loans with a carrying value of $758.4 million and $372.5 million at December 31, 2011 and 2010, respectively.  The estimated fair values of these fixed rate loans were $736.3 million and $351.8 million at December 31, 2011 and 2010, respectively.  The Company had variable interest rate loans at December 31, 2010 that had a carrying value $243.0 million.  The estimated fair value of the variable interest rate loans approximates the carrying value due to the floating rate nature and market spreads.  These estimates are based on discounted cash flow analyses assuming market interest rates for comparable obligations at December 31, 2011 and 2010.

11.  DISCONTINUED OPERATIONS

For the years ended December 31, 2011, 2010 and 2009, discontinued operations relates to 19 properties that the Company sold during 2011, proceeds received in conjunction with eminent domain proceedings on our North H Street asset during 2009, 16 properties that the Company sold during 2010, and 20 properties that the Company sold during 2009 (one of which was held-for-sale at December 31, 2008), (see Note 3).  Each of the sales during 2011, 2010 and 2009 resulted in the recognition of a gain, which in the aggregate totaled $3.9 million, $1.8 million, and $14.1 million, respectively.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the years ended December 31, 2011, 2010 and 2009 (in thousands):

	For the year ended December 31,
	2011	2010	2009
REVENUES
Rental income	$4,101	$12,142	$19,985
Other property related income	2,394	1,253	1,757
Total revenues	6,495	13,395	21,742
OPERATING EXPENSES
Property operating expenses	2,040	6,016	8,337
Depreciation and amortization	859	3,228	6,585
Total operating expenses	2,899	9,244	14,922
OPERATING INCOME	3,596	4,151	6,820
Income from discontinued operations	3,596	4,151	6,820
Gain on disposition of discontinued operations	3,903	1,826	14,139
Income from discontinued operations	$7,499	$5,977	$20,959

12.  COMMITMENTS AND CONTINGENCIES

The Company currently owns five self-storage facilities subject to ground leases and four other self-storage facilities having only parcels of land that are subject to ground leases. The Company recorded ground rent expense of approximately $0.3 million for the year ended December 31, 2011, and $0.2 million for each of the years ended December 31, 2010 and 2009, respectively. Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2012	$988
2013	988
2014	940
2015	860
2016	887
2017 and thereafter	38,572
$43,235

The Company has been named as a defendant in lawsuits in the ordinary course of business.  In most instances, these claims are covered by the Company’s liability insurance coverage.  Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

13.  RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2011 (dollars in thousands):

						Fair Value
Hedge		Notional				December 31,
Product	Hedge Type	Amount	Strike	Effective Date	Maturity	2011

Cap	Cash flow	$100,000	2.0000%	2/1/2011	1/31/2012	$—
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,494)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,502)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(727)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(907)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(484)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(485)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(319)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(2,553)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(2,628)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(1,295)
						$(12,394)

14.  FAIR VALUE MEASUREMENTS

The Company applies the methods of fair value as described in authoritative guidance, to value its financial assets and liabilities. As defined in the guidance, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities carried at fair value as of December 31, 2011 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$12,394	$—

Total liabilities at fair value	$—	$12,394	$—

There were no financial assets and liabilities carried at fair value as of December 31, 2010.

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2011 that would reduce the amount owed by the Company.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2011 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

15.  SHARE-BASED COMPENSATION PLANS

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

Subject to adjustment upon certain corporate transactions or events, a participant may not receive awards (with shares subject to awards being counted, depending on the type of award, in the proportions ranging from 1.0 to 1.66), as described above in any one calendar year covering more than 1,000,000 units.

With respect to the 2004 Plan, a total of 3 million common shares are reserved for issuance under the 2004 Plan. The maximum number of common shares underlying equity awards that may be granted to an individual participant under the 2004 Plan during any calendar year is 400,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units. The maximum number of common shares that can be awarded under the Plan to any person, other than pursuant to an option, share appreciation rights or time-vested restricted shares, is 250,000 per calendar year under the 2004 Plan.  To the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards become available for future grants under the 2004 Plan, unless the 2004 Plan has been terminated.

Under the Plans, the Compensation Committee determines the vesting schedule of each share award and option. The exercise price for options is equivalent to the fair value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2011, 2010, and 2009 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2011	2010	2009
Risk-free interest rate	3.3%	3.7%	2.6%
Expected dividend yield	4.8%	5.4%	5.5%
Volatility (a)	54.60%	57.60%	46.49%
Weighted average expected life of the options (b)	9.9 years	9.9 years	9.8 years
Weighted average grant date fair value of options granted per share	$3.40	$2.60	$1.02

(a)  Expected volatility is based upon the level of volatility historically experienced.

(b)  Expected life is based upon our expectations of stock option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Volatility for the 2009, 2010, and 2011 grants was based on the trading history of the Company’s shares.

In 2011, 2010, and 2009, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.5 million, $1.9 million and $1.8 million, respectively, which was recorded in general and administrative expense.  Approximately 347,000 share options were issued during 2011 for which the fair value of the options at their respective grant dates was approximately $0.9 million, which vest over three and five years.  As of December 31, 2011, the Company had approximately $1.4 million of unrecognized option compensation cost related to all grants that will be recorded over the next five years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2011, 2010 and 2009:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at December 31, 2008	3,311,099	$13.84	8.42
Options granted	1,456,881	3.75	9.09
Options canceled	(221,676)	11.73	—
Options exercised	—	—	—
Balance at December 31, 2009	4,546,304	$10.71	7.95
Options granted	574,556	7.32	9.06
Options canceled	(50,875)	12.71	—
Options exercised	(56,225)	3.46	8.11
Balance at December 31, 2010	5,013,760	$10.38	7.18
Options granted	346,882	9.38	9.11
Options canceled	(80,924)	9.40	—
Options exercised	(24,000)	5.06	6.84
Balance at December 31, 2011	5,255,718	10.35	6.33

Vested or expected to vest at December 31, 2011	5,255,718	$10.35	6.33
Exercisable at December 31, 2011	3,920,799	$11.55	5.88

At December 31, 2011, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $8.2 million.  The aggregate intrinsic value of options exercised was approximately $0.1 million for the year ended December 31, 2011.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 314,000 restricted shares were issued during 2011 for which the fair value of the restricted shares at their respective grant dates was approximately $2.6 million, which vest over three and five years.  During 2010, approximately 307,000 restricted shares were issued for which the fair value of the restricted shares at their respective grant dates was approximately $2.8 million.  As of December 31, 2011 the Company had approximately $2.4 million of remaining unrecognized restricted share compensation costs that will be recognized over the next four years.  Restricted share awards are considered to be performance awards and are valued using the stock price on the grant date.

In 2011, 2010 and 2009, the Company recognized compensation expense related to restricted shares issued to employees and Trustees of approximately $2.2 million, $1.8 million and $1.6 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share activity during 2011:

Number of Non-
Vested Restricted
Shares
Non-Vested at January 1, 2011	671,822
Granted	314,138
Vested	(285,404)
Forfeited	(141,123)
Non-Vested at December 31, 2011	559,433

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and Shareholders’ Equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2011	2010	2009
	(Dollars and shares in thousands, except per share amounts)

Loss from continuing operations	$(5,052)	$(11,996)	$(21,291)
Noncontrolling interests in the Operating Partnership	265	656	1,150
Noncontrolling interest in subsidiaries	(2,810)	(1,755)	(665)
Distribution to Preferred Shares (1)	(1,218)	—	—
Loss from continuing operations attributable to the Company’s common shareholders	$(8,815)	$(13,095)	$(20,806)

Total discontinued operations	7,499	5,977	20,959
Noncontrolling interests in the Operating Partnership	(300)	(275)	(1,090)
Total discontinued operations attributable to the Company’s common shareholders	$7,199	$5,702	$19,869

Net loss attributable to the Company’s common shareholders	$(1,616)	$(7,393)	$(937)

Weighted-average shares outstanding	102,976	93,998	70,988
Share options and restricted share units (2)	—	—	—
Weighted-average diluted shares outstanding (3)	102,976	93,998	70,988

Earning (loss) per Common Share:
Continuing operations	$(0.09)	$(0.14)	$(0.29)
Discontinued operations	0.07	0.06	0.28
Basic and diluted loss per share	$(0.02)	$(0.08)	$(0.01)

Earnings per unit and Capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	For the year ended December 31,
	2011	2010	2009
	(Dollars and units in thousands, except per unit amounts)

Loss from continuing operations	$(5,052)	$(11,996)	$(21,291)
Limited Partnership interest of third parties	265	656	1,150
Noncontrolling interest in subsidiaries	(2,810)	(1,755)	(665)
Distribution to Preferred units (1)	(1,218)	—	—
Loss from continuing operations attributable to common unitholders	$(8,815)	$(13,095)	$(20,806)

Total discontinued operations	7,499	5,977	20,959
Limited Partnership interest of third parties	(300)	(275)	(1,090)
Total discontinued operations attributable to common unitholders	$7,199	$5,702	$19,869

Net loss attributable to common unitholders	$(1,616)	$(7,393)	$(937)

Weighted-average units outstanding	102,976	93,998	70,988
unit options and restricted unit units (2)	—	—	—
Weighted-average diluted units outstanding (3)	102,976	93,998	70,988

Earning (loss) per Common unit:
Continuing operations	$(0.09)	$(0.14)	$(0.29)
Discontinued operations	0.07	0.06	0.28
Basic and diluted loss per unit	$(0.02)	$(0.08)	$(0.01)

(1)  For the year ended December 31, 2011, the Company declared cash dividends per preferred share/unit of $0.39.

(2) For the years ended December 31, 2011, 2010 and 2009, the potentially dilutive shares/units of approximately 1,378,000, 1,177,000, and 547,000 respectively, were not included in the earnings per share/unit calculation as their effect is antidilutive.

(3) For the years ended December 31, 2011, 2010 and 2009, the Company declared cash dividends per common share/unit of $0.29, $0.145 and $0.10, respectively.

The Operating Partnership units and common units have essentially the same economic characteristics as they unit equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 4,674,136, 4,737,136 and 4,809,636 as of December 31, 2011, 2010 and 2009, respectively.  There were 122,058,919 and 98,596,796 common units outstanding as of December 31, 2011 and 2010, respectively.

Issuance of Common and Preferred Shares

On August 19, 2009, the Company sold 32.2 million common shares of beneficial interest for net proceeds of approximately $161.9 million.  In April 2009, the Company commenced the sale of up to 10 million common shares pursuant to a continuous offering program, which was amended on January 26, 2011 (as amended, the “Sales Agreement”) to include the sale of up to 15 million common shares.  Pursuant to the program, we may sell shares in amounts and at times to be determined by us.  Actual sales will be determined by a variety of factors to be determined by us, including market conditions, the trading price of our common shares and determinations by us of the appropriate sources of funding.  In connection with the offering program, the Company engaged a sales agent who receives compensation equal to up to three percent of the gross sales price per common share for any shares sold pursuant to the program.  During the year ended December 31, 2010 the Company sold 5.6 million shares under the program at an average sales price of $8.62 per share resulting in net proceeds of $47.6 million.

On September 16, 2011, the Company amended its sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”) dated April 3, 2009 and as amended on January 26, 2011 to increase the number of common shares that the Sales Agent may sell under the Sales Agreement from 15 million to 20 million. During the year ended December 31, 2011 the Company sold 140,000 shares under the program at an average sales price of $10.75 per share resulting in net proceeds of $1.5 million ($60.1 million of net proceeds and 8.2 million shares sold with an average sales price of $7.30 since program inception in 2009).

On October 28, 2011, the Company completed a public offering of 23 million common shares at a public offering price of $9.20, which reflects the full exercise by the underwriters of their option to purchase 3 million shares to cover over-allotments. The Company received approximately $202.5 million in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses.

During November 2011, the Company completed an underwritten public offer of 3.1 million of the Company’s Series A preferred shares at a public offering price of $25.00 per share for gross proceeds of $77.5 million. The financing provided approximately $74.8 million in net proceeds to the Company after deducting the underwriting discount and offering expenses.

The Company used the net proceeds from the 2011 common and preferred public offerings to fund a portion of the cash purchase price of the Storage Deluxe Acquisition on November 3, 2011.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded at December 31, 2011 or 2010.  The Company had net deferred tax assets of $0.4 million and $0.3 million, which are included in other assets, as of December 31, 2011 and 2010, respectively.  The Company believes it is more likely than not the deferred tax assets will be realized.

The following table discloses the income tax rates for the periods identified below:

	For the year ended December 31,
	2011	2010	2009

Effective income tax rate
Statutory federal income tax rate	34%	34%	34%
State and local income taxes	4%	4%	4%
Effective income tax rate	38%	38%	38%

	As of December 31,
	2011		2010		2009
	(dollars in thousands)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$3,349	$3,045	$2,971	$2,689	$2,177	$1,933
Other	134	—	34	—	258	—
Deferred taxes	$3,483	$3,045	$3,005	$2,689	$2,435	$1,933

18.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2011, the Company acquired 27 self-storage facilities for an aggregate purchase price of approximately $467.1 million (see note 3).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2011 and 2010 based on the assumptions described above:

	2011	2010
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$263,399	$238,421
Pro forma loss from continuing operations	(1,385)	(26,500)
Loss per common share from continuing operations:
Basic and diluted — as reported	$(0.09)	$(0.14)
Basic and diluted — as pro forma	(0.04)	(0.30)

The following summarizes the amounts of revenue and earnings of the 2011 and 2010 acquisitions since the acquisition dates included in the consolidated statements of operations for the years ended December 31, 2011 and 2010:

	Year ended December 31,
	2011	2010
	(in thousands)
Total revenue	$19,743	$1,998
Net loss	(4,841)	(141)

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2011 and 2010 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$55,752	$57,559	$60,341	$63,953
Total operating expenses	45,989	46,723	46,407	52,957
Net income (loss) attributable to the Company	(117)	902	6,828	(8,011)
Basic and diluted earnings (loss) per share	0.00	0.01	0.07	(0.08)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Total revenues	$49,866	$51,395	$53,665	$54,803
Total operating expenses	42,914	45,218	44,440	44,523
Net income (loss) attributable to the Company	(3,475)	(4,521)	(1,480)	2,083
Basic and diluted earnings (loss) per share	(0.04)	(0.05)	(0.02)	0.02

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 11).

20. COMPREHENSIVE (LOSS) INCOME

The following is a summary of comprehensive (loss) income for CubeSmart and CubeSmart L.P. for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009

NET INCOME (LOSS)	$2,447	$(6,019)	$(332)
Other comprehensive (loss) income:
Unrealized (loss) gain on derivative financial instruments	(12,394)	—	6,153
Unrealized gain (loss) on foreign currency translation	151	(268)	553
COMPREHENSIVE (LOSS) INCOME	$(9,796)	$(6,287)	$6,374

21. SUBSEQUENT EVENTS

On February 2, 2012, the Company acquired one facility located in Houston, Texas for $5.1 million.  Additionally, on February 23, 2012, the Company acquired one facility located in Dunwoody, Georgia for $6.9 million.  In connection with these closings, the Company borrowed from its revolving credit facility.

Also during February, the Company closed on the purchase of four of the remaining Storage Deluxe facilities for an aggregate purchase price of approximately $74.4 million and assumed mortgages related to the four properties acquired totaling $34.9 million.  In connection with the closing, the Company borrowed from its revolving credit facility.  The remaining two properties, with an aggregate purchase price of $128.3 million and assumed mortgages totaling $54.3 million, are expected to close during March.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2011

(Dollars in thousands)

						Gross Carrying Amount
			Initial Cost			at December 31, 2011
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Mobile, AL	128,871	(A)	226	2,524	1,375	301	3,432	3,733	1,409	1997
Chandler, AZ	47,545		327	1,257	260	327	1,315	1,642	315	2005
Glendale, AZ	56,850		201	2,265	987	418	2,985	3,403	1,094	1998
Green Valley, AZ	25,050		298	1,153	124	298	1,096	1,394	235	2005
Mesa I, AZ	52,375		920	2,739	131	921	2,442	3,363	518	2006
Mesa II, AZ	45,445		731	2,176	122	731	1,949	2,680	439	2006
Mesa III, AZ	58,189		706	2,101	147	706	1,910	2,616	424	2006
Phoenix I, AZ	100,387		1,134	3,376	282	1,135	3,138	4,273	699	2006
Phoenix II, AZ	83,340		756	2,251	1,301	847	3,106	3,953	483	2006/2011
Scottsdale, AZ	80,425		443	4,879	1,685	883	6,037	6,920	2,200	1998
Tempe, AZ	53,890	(A)	749	2,159	168	749	2,055	2,804	423	2005
Tucson I, AZ	59,350		188	2,078	938	384	2,775	3,159	1,010	1998
Tucson II, AZ	43,950	—	188	2,078	898	391	2,721	3,112	971	1998
Tucson III, AZ	49,832	(B)	532	2,048	149	533	1,897	2,430	408	2005
Tucson IV, AZ	48,040	(B)	674	2,595	167	675	2,381	3,056	506	2005
Tucson V, AZ	45,184	(B)	515	1,980	196	515	1,881	2,396	402	2005
Tucson VI, AZ	40,766	(B)	440	1,692	161	440	1,594	2,034	353	2005
Tucson VII, AZ	52,688	(B)	670	2,576	206	670	2,404	3,074	516	2005
Tucson VIII, AZ	46,600	(B)	589	2,265	111	589	2,046	2,635	432	2005
Tucson IX, AZ	67,720	(B)	724	2,786	323	725	2,706	3,431	567	2005
Tucson X, AZ	46,350	(B)	424	1,633	175	425	1,565	1,990	342	2005
Tucson XI, AZ	42,850	(B)	439	1,689	358	439	1,799	2,238	380	2005
Tucson XII, AZ	42,325	(B)	671	2,582	174	672	2,381	3,053	502	2005
Tucson XIII, AZ	45,792	(B)	587	2,258	156	587	2,083	2,670	441	2005
Tucson XIV, AZ	49,095		707	2,721	353	708	2,679	3,387	537	2005
Apple Valley I, CA	73,440		140	1,570	1,514	476	2,565	3,041	810	1997
Apple Valley II, CA	61,555	(C)	160	1,787	1,207	431	2,523	2,954	830	1997
Benicia, CA	74,770		2,392	7,028	102	2,392	6,132	8,524	1,238	2005
Cathedral City, CA	109,239		2,194	10,046	253	2,195	8,030	10,225	1,618	2006
Citrus Heights, CA	75,620	(B)	1,633	4,793	200	1,634	4,310	5,944	914	2005
Diamond Bar, CA	103,034		2,522	7,404	147	2,524	6,498	9,022	1,366	2005
Escondido, CA	142,870	(M)	3,040	11,804	118	3,040	11,137	14,177	2,594	2007
Fallbrook, CA	46,620		133	1,492	1,723	432	2,886	3,318	931	1997
Lancaster, CA	60,675	(C)	390	2,247	917	556	2,715	3,271	811	2001
Long Beach, CA	125,091		3,138	14,368	388	3,138	12,921	16,059	2,454	2006
Murrieta, CA	49,835	(M)	1,883	5,532	123	1,903	4,821	6,724	960	2005
North Highlands, CA	57,244	(B)	868	2,546	231	868	2,408	3,276	539	2005
Orangevale, CA	50,317	(B)	1,423	4,175	229	1,423	3,807	5,230	802	2005
Palm Springs I, CA	72,675		1,565	7,164	101	1,566	6,329	7,895	1,206	2006
Palm Springs II, CA	122,250		2,131	9,758	323	2,132	8,816	10,948	1,715	2006
Pleasanton, CA	85,045		2,799	8,222	14	2,799	7,069	9,868	1,448	2005
Rancho Cordova, CA	53,978	(B)	1,094	3,212	172	1,095	2,921	4,016	645	2005
Rialto I, CA	57,411	(M)	899	4,118	156	899	3,735	4,634	714	2006
Rialto II, CA	99,803		277	3,098	1,681	672	4,031	4,703	1,370	1997
Riverside I, CA	67,120	(M)	1,351	6,183	186	1,351	5,571	6,922	1,068	2006
Riverside II, CA	85,166		1,170	5,359	313	1,170	4,976	6,146	983	2006
Roseville, CA	59,869	(B)	1,284	3,767	287	1,284	3,516	4,800	752	2005
Sacramento I, CA	50,664	(B)	1,152	3,380	194	1,152	3,090	4,242	679	2005
Sacramento II, CA	61,888	(B)	1,406	4,128	134	1,407	3,673	5,080	786	2005
San Bernardino I, CA	31,070	(A)	51	572	1,139	182	1,417	1,599	421	1997
San Bernardino II, CA	41,546	(A)	112	1,251	1,147	306	1,910	2,216	618	1997
San Bernardino III, CA	35,446	(A)	98	1,093	1,011	242	1,692	1,934	563	1997
San Bernardino IV, CA	83,307	(C)	1,872	5,391	47	1,872	4,743	6,615	1,000	2005
San Bernardino V, CA	56,795	(M)	783	3,583	428	783	3,541	4,324	692	2006
San Bernardino VI, CA	103,530	(M)	1,205	5,518	193	1,205	4,540	5,745	955	2006
San Bernardino VII, CA	78,729	(M)	1,475	6,753	223	1,290	6,290	7,580	1,197	2006
San Bernardino VIII, CA	94,529		1,691	7,741	244	1,692	6,158	7,850	1,310	2006
San Marcos, CA	37,430		775	2,288	98	776	2,054	2,830	435	2005
Santa Ana, CA	64,071		1,223	5,600	220	1,223	5,093	6,316	978	2006
South Sacramento, CA	52,165	(B)	790	2,319	222	791	2,197	2,988	482	2005
Spring Valley, CA	55,045	(M)	1,178	5,394	504	1,178	5,204	6,382	990	2006
Temecula I, CA	81,550		660	4,735	1,099	899	5,208	6,107	1,580	1998
Temecula II, CA	84,398	(M)	3,080	5,839	117	3,080	5,847	8,927	1,370	2007
Thousand Palms, CA	75,345		1,493	6,835	369	1,493	6,309	7,802	1,240	2006

						Gross Carrying Amount
			Initial Cost			at December 31, 2011
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Vista I, CA	74,405		711	4,076	2,249	1,118	5,415	6,533	1,456	2001
Vista II, CA	147,981		4,629	13,599	103	4,629	11,780	16,409	2,333	2005
Walnut, CA	50,708		1,578	4,635	136	1,595	4,084	5,679	823	2005
West Sacramento, CA	39,790	(I)	1,222	3,590	133	1,222	3,209	4,431	644	2005
Westminster, CA	68,098		1,740	5,142	274	1,743	4,676	6,419	980	2005
Aurora, CO	75,827	(B)	1,343	2,986	224	1,343	2,715	4,058	569	2005
Colorado Springs I, CO	47,975		771	1,717	275	771	1,690	2,461	342	2005
Colorado Springs II, CO	62,300	1,832	657	2,674	183	656	2,466	3,122	507	2006
Denver, CO	59,200		673	2,741	173	674	2,492	3,166	519	2006
Federal Heights, CO	54,770	(B)	878	1,953	178	879	1,791	2,670	363	2005
Golden, CO	87,334	(B)	1,683	3,744	310	1,684	3,435	5,119	696	2005
Littleton, CO	53,490	(B)	1,268	2,820	152	1,268	2,505	3,773	499	2005
Northglenn, CO	52,102	(B)	862	1,917	260	862	1,855	2,717	379	2005
Bloomfield, CT	48,700		78	880	2,222	360	2,783	3,143	976	1997
Branford, CT	50,679		217	2,433	1,181	504	2,878	3,382	998	1995
Bristol, CT	47,400	(C)	1,819	3,161	72	1,819	2,773	4,592	654	2005
East Windsor, CT	45,700	(A)	744	1,294	391	744	1,472	2,216	351	2005
Enfield, CT	52,875		424	2,424	381	473	2,240	2,713	688	2001
Gales Ferry, CT	54,230		240	2,697	1,400	489	3,480	3,969	1,293	1995
Manchester I, CT (6)	47,125		540	3,096	338	563	2,722	3,285	798	2002
Manchester II, CT	52,725	(C)	996	1,730	173	996	1,647	2,643	381	2005
Milford, CT	44,885		87	1,050	1,081	274	1,750	2,024	616	1994
Monroe, CT	58,500	(C)	2,004	3,483	537	2,004	3,499	5,503	889	2005
Mystic, CT	50,725		136	1,645	1,794	410	2,869	3,279	1,019	1994
Newington I, CT	42,420	(C)	1,059	1,840	148	1,059	1,710	2,769	388	2005
Newington II, CT	36,140	(C)	911	1,584	163	911	1,505	2,416	352	2005
Old Saybrook I, CT	86,950	(C)	3,092	5,374	375	3,092	4,968	8,060	1,167	2005
Old Saybrook II, CT	26,425	(C)	1,135	1,973	204	1,135	1,882	3,017	449	2005
Shelton, CT	78,465		1,594	9,032	6	1,594	9,038	10,632	231	2011
South Windsor, CT	72,125		90	1,127	1,088	272	1,824	2,096	621	1994
Stamford, CT	28,957	(C)	1,941	3,374	62	1,941	2,944	4,885	693	2005
Washington , DC	63,085	(I)	871	12,759	299	894	12,013	12,907	2,566	2008
Washington , DC	83,016	9,100	3,152	13,612	14	3,154	13,624	16,778	—	2011
Boca Raton, FL	37,958		529	3,054	1,485	813	3,655	4,468	1,036	2001
Boynton Beach I, FL	61,967	(C)	667	3,796	1,618	958	4,367	5,325	1,260	2001
Boynton Beach II, FL	61,727	(A)	1,030	2,968	236	1,030	2,822	3,852	605	2005
Bradenton I, FL	68,391		1,180	3,324	196	1,180	3,073	4,253	683	2004
Bradenton II, FL	87,855		1,931	5,561	554	1,931	5,383	7,314	1,156	2004
Cape Coral, FL	76,627		472	2,769	2,431	830	4,395	5,225	1,546	2000
Dania Beach, FL (6)	172,568		3,584	10,324	983	3,584	9,905	13,489	2,151	2004
Dania, FL	58,270		205	2,068	1,362	481	2,773	3,254	929	1994
Davie, FL	81,135		1,268	7,183	720	1,373	6,005	7,378	1,439	2001
Deerfield Beach, FL	57,280	(A)	946	2,999	1,942	1,311	4,516	5,827	1,374	1998
Delray Beach, FL	67,813	(A)	798	4,539	605	883	4,183	5,066	1,280	2001
Fernandina Beach, FL	110,995	—	378	4,222	3,488	643	7,109	7,752	1,833	1996
Ft. Lauderdale, FL	70,063		937	3,646	2,351	1,384	5,427	6,811	1,640	1999
Ft. Myers, FL	67,558	(A)	303	3,329	681	328	3,537	3,865	1,260	1998
Jacksonville I, FL	80,326		1,862	5,362	15	1,862	4,710	6,572	877	2005
Jacksonville II, FL	65,270		950	7,004	32	950	6,369	7,319	1,508	2007
Jacksonville III, FL	65,575		860	7,409	933	1,670	6,960	8,630	1,615	2007
Jacksonville IV, FL	77,525		870	8,049	975	1,651	8,199	9,850	1,883	2007
Jacksonville V, FL	82,435		1,220	8,210	214	1,220	7,888	9,108	1,830	2007
Lake Worth, FL	161,808		183	6,597	6,902	183	11,863	12,046	4,086	1998
Lakeland, FL	49,095	(A)	81	896	992	256	1,379	1,635	491	1994
Kendall, FL	75,395	(I)	2,350	8,106	75	2,350	7,413	9,763	1,741	2007
Lutz I, FL	66,895		901	2,478	155	901	2,295	3,196	507	2004
Lutz II, FL	69,232		992	2,868	197	992	2,673	3,665	623	2004
Margate I, FL	54,185	(A)	161	1,763	1,811	399	3,004	3,403	1,027	1994
Margate II, FL	65,186		132	1,473	1,783	383	2,745	3,128	882	1996
Merrit Island, FL	50,417	(A)	716	2,983	507	796	2,827	3,623	740	2000
Miami I, FL	46,825		179	1,999	1,699	484	3,117	3,601	1,141	1995
Miami II, FL	67,060	(C)	253	2,544	1,415	561	3,190	3,751	1,087	1994
Miami III, FL	150,590		4,577	13,185	456	4,577	12,015	16,592	2,291	2005
Miami IV, FL	76,352		1,852	10,494	744	1,963	11,128	13,091	655	2011
Naples I, FL	48,150	1,070	90	1,010	2,427	270	3,103	3,373	1,080	1996
Naples II, FL	65,850	(C)	148	1,652	4,238	558	5,265	5,823	1,736	1997
Naples III, FL	80,218	(A)	139	1,561	3,940	598	4,543	5,141	1,756	1997
Naples IV, FL	40,600		262	2,980	541	407	3,338	3,745	1,322	1998
Ocoee, FL	76,100		1,286	3,705	82	1,286	3,319	4,605	686	2005
Orange City, FL	59,586		1,191	3,209	107	1,191	2,883	4,074	629	2004

						Gross Carrying Amount
			Initial Cost			at December 31, 2011
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Orlando I, FL (6)	52,170		187	2,088	637	240	2,630	2,870	1,220	1997
Orlando II, FL	63,084	(C)	1,589	4,576	73	1,589	4,081	5,670	842	2005
Orlando III, FL	104,140		1,209	7,768	231	1,209	6,680	7,889	1,092	2006
Orlando IV, FL	76,565		633	3,587	49	633	3,636	4,269	202	2010
Oviedo, FL	49,251		440	2,824	484	440	2,822	3,262	525	2006
Pembroke Pines, FL	67,321		337	3,772	2,633	953	5,744	6,697	2,118	1997
Royal Palm Beach I, FL	98,961		205	2,148	2,697	741	3,891	4,632	1,525	1994
Royal Palm Beach II, FL	81,405		1,640	8,607	132	1,640	8,225	9,865	1,919	2007
Sanford, FL	61,810		453	2,911	128	453	2,540	2,993	427	2006
Sarasota, FL	71,102	(A)	333	3,656	1,224	529	4,184	4,713	1,454	1998
St. Augustine, FL	59,725		135	1,515	3,243	383	4,253	4,636	1,421	1996
Stuart, FL	86,913	(C)	324	3,625	2,801	685	6,000	6,685	2,188	1997
SW Ranches, FL	64,955	3,867	1,390	7,598	89	1,390	6,795	8,185	1,590	2007
Tampa, FL	83,638		2,670	6,249	68	2,670	5,782	8,452	1,383	2007
West Palm Beach I, FL	68,031		719	3,420	1,504	835	4,007	4,842	1,204	2001
West Palm Beach II, FL	94,503		2,129	8,671	242	2,129	7,364	9,493	1,661	2004
Alpharetta, GA	90,485		806	4,720	932	967	4,124	5,091	1,116	2001
Austell , GA	83,625	2,174	1,635	4,711	129	1,643	4,243	5,886	718	2006
Decatur, GA	148,480		616	6,776	164	616	6,854	7,470	2,780	1998
Norcross, GA	85,420		514	2,930	731	632	2,972	3,604	821	2001
Peachtree City, GA	49,875		435	2,532	557	529	2,501	3,030	706	2001
Smyrna, GA	56,820		750	4,271	167	750	3,491	4,241	965	2001
Snellville, GA	80,000		1,660	4,781	145	1,660	4,338	5,998	676	2007
Suwanee I, GA	85,240		1,737	5,010	136	1,737	4,524	6,261	705	2007
Suwanee II, GA	79,640		800	6,942	—	622	6,642	7,264	1,560	2007
Addison, IL	31,325		428	3,531	239	428	3,304	3,732	721	2004
Aurora, IL	74,435		644	3,652	123	644	3,293	3,937	713	2004
Bartlett, IL	51,425		931	2,493	191	931	2,350	3,281	508	2004
Hanover, IL	41,178	(C)	1,126	2,197	198	1,126	2,093	3,219	451	2004
Bellwood, IL	86,650	(C)	1,012	5,768	697	1,012	5,233	6,245	1,507	2001
Des Plaines, IL (6)	74,400		1,564	4,327	313	1,564	4,057	5,621	870	2004
Elk Grove Village, IL	64,129		1,446	3,535	248	1,446	3,292	4,738	735	2004
Glenview, IL	100,115		3,740	10,367	252	3,740	9,274	13,014	1,998	2004
Gurnee, IL	80,300		1,521	5,440	237	1,521	4,968	6,489	1,106	2004
Harvey, IL	60,090		869	3,635	144	869	3,294	4,163	713	2004
Joliet, IL	72,765		547	4,704	186	547	4,267	4,814	920	2004
Kildeer, IL	46,285		2,102	2,187	32	1,997	2,030	4,027	435	2004
Lombard, IL	58,188		1,305	3,938	604	1,305	4,023	5,328	900	2004
Mount Prospect, IL	65,000		1,701	3,114	250	1,701	2,957	4,658	639	2004
Mundelein, IL	44,700		1,498	2,782	163	1,498	2,571	4,069	566	2004
North Chicago, IL	53,350		1,073	3,006	273	1,073	2,881	3,954	642	2004
Plainfield I, IL	53,800		1,770	1,715	177	1,770	1,637	3,407	353	2004
Plainfield II, IL	51,900		694	2,000	122	694	1,833	2,527	380	2005
Schaumburg, IL	31,160		538	645	155	538	683	1,221	150	2004
Streamwood, IL	64,305	(A)	1,447	1,662	264	1,447	1,676	3,123	382	2004
Warrensville, IL	48,796	(A)	1,066	3,072	140	1,066	2,812	3,878	571	2005
Waukegan, IL	79,500		1,198	4,363	271	1,198	4,049	5,247	881	2004
West Chicago, IL	48,175	(C)	1,071	2,249	211	1,071	2,158	3,229	473	2004
Westmont, IL	53,450		1,155	3,873	103	1,155	3,461	4,616	749	2004
Wheeling I, IL	54,210	(A)	857	3,213	254	857	3,035	3,892	670	2004
Wheeling II, IL	67,825		793	3,816	349	793	3,665	4,458	798	2004
Woodridge, IL	50,262	2,260	943	3,397	159	943	3,102	4,045	669	2004
Indianapolis, IN	73,014	(A)	406	3,496	211	406	3,238	3,644	710	2004
Baton Rouge I, LA	35,200		112	1,248	539	139	1,569	1,708	538	1997
Baton Rouge II, LA	80,277	(A)	118	1,181	1,846	331	2,606	2,937	1,004	1997
Slidell, LA	79,540		188	3,175	1,642	795	3,591	4,386	964	2001
Boston I, MA	33,286		538	3,048	37	538	3,085	3,623	176	2010
Boston II, MA	60,595		1,516	8,628	295	1,516	7,123	8,639	1,957	2002
Leominster, MA	53,823		90	1,519	2,399	338	3,517	3,855	1,184	1998
Medford, MA	58,815	3,091	1,330	7,165	79	1,330	6,677	8,007	1,569	2007
Baltimore, MD	93,350	(C)	1,050	5,997	1,077	1,173	5,745	6,918	1,729	2001
California, MD	77,865		1,486	4,280	142	1,486	3,860	5,346	837	2004
Gaithersburg, MD	87,045	—	3,124	9,000	364	3,124	8,199	11,323	1,719	2005
Laurel, MD	162,792		1,409	8,035	3,512	1,928	9,575	11,503	2,682	2001
Temple Hills, MD	97,200		1,541	8,788	2,193	1,800	9,227	11,027	2,601	2001
Grand Rapids, MI	87,381	(A)	185	1,821	1,487	325	2,863	3,188	1,145	1996
Romulus, MI	42,050	(A)	308	1,743	690	418	1,950	2,368	497	1997
Wyoming, MI	91,158	(A)	191	2,135	1,145	354	2,793	3,147	1,138	1996
Gulfport, MS	61,251	(C)	172	1,928	1,028	338	2,734	3,072	1,066	1997
Belmont, NC	81,448		385	2,196	688	451	2,300	2,751	672	2001
Burlington I, NC	109,396	(A)	498	2,837	454	498	2,721	3,219	828	2001

						Gross Carrying Amount
			Initial Cost			at December 31, 2011
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
Burlington II, NC	42,305		320	1,829	320	340	1,749	2,089	505	2001
Cary, NC	112,124	(A)	543	3,097	473	543	3,347	3,890	1,087	2001
Charlotte, NC	69,000		782	4,429	1,424	1,068	4,736	5,804	1,205	1999
Raleigh, NC	48,675		209	2,398	266	296	2,532	2,828	980	1998
Brick, NJ	51,725		234	2,762	1,377	485	3,406	3,891	1,182	1994
Cherry Hill, NJ	52,600		222	1,260	62	222	1,321	1,543	69	2010
Clifton, NJ	105,550	(A)	4,346	12,520	151	4,346	11,132	15,478	2,174	2005
Cranford, NJ	91,250	(G)	290	3,493	2,217	779	4,619	5,398	1,528	1994
East Hanover, NJ	107,579		504	5,763	3,861	1,315	7,792	9,107	2,608	1994
Egg Harbor, NJ	39,425		104	592	18	104	609	713	36	2010
Egg Harbor, NJ	71,175		284	1,608	157	284	1,766	2,050	99	2010
Elizabeth, NJ	38,830		751	2,164	253	751	2,128	2,879	460	2005
Fairview, NJ	27,925	(G)	246	2,759	342	246	3,025	3,271	1,324	1997
Hamilton, NJ	70,550		1,885	5,430	212	1,893	4,960	6,853	839	2006
Hoboken, NJ	34,180	(G)	1,370	3,947	569	1,370	4,016	5,386	868	2005
Linden, NJ	100,425		517	6,008	2,036	1,043	6,636	7,679	2,113	1994
Morris Township, NJ (5)	71,776		500	5,602	2,567	1,072	7,553	8,625	3,027	1997
Parsippany, NJ	66,325	(G)	475	5,322	1,949	844	6,801	7,645	2,718	1997
Randolph, NJ	52,465		855	4,872	1,269	1,108	4,854	5,962	1,346	2002
Sewell, NJ	57,830		484	2,766	1,239	706	3,184	3,890	913	2001
Albuquerque I, NM	65,927	(B)	1,039	3,395	178	1,039	3,030	4,069	673	2005
Albuquerque II, NM	58,598	(B)	1,163	3,801	224	1,163	3,423	4,586	727	2005
Albuquerque III, NM	57,536	(B)	664	2,171	207	664	2,020	2,684	445	2005
Carlsbad, NM	39,999		490	1,613	99	491	1,451	1,942	326	2005
Deming, NM	33,005		338	1,114	156	339	1,079	1,418	251	2005
Las Cruces, NM	65,790		965	3,268	165	969	3,091	4,060	677	2005
Lovington, NM	15,750		222	740	—	169	561	730	129	2005
Silver City, NM	26,975		153	504	120	153	526	679	127	2005
Truth or Consequences, NM	24,010		10	34	84	11	89	100	35	2005
Las Vegas I, NV	48,332		1,851	2,986	293	1,851	2,973	4,824	653	2006
Las Vegas II, NV	48,850		3,354	5,411	148	3,355	5,040	8,395	1,108	2006
Jamaica I, NY	88,415		2,043	11,658	1,281	2,043	10,455	12,498	2,596	2010
Jamaica II, NY	91,300		5,330	30,202	22	5,330	30,224	35,554	440	2011
Bronx I, NY	69,015		2,014	11,411	366	2,014	11,777	13,791	199	2010
Bronx II, NY	90,320		—	31,561	25	—	31,586	31,586	539	2011
Bronx III, NY	106,065		6,385	36,181	14	6,385	36,195	42,580	650	2011
Bronx IV, NY	73,845		—	22,074	13	—	22,087	22,087	425	2011
Bronx V, NY	54,733		—	17,556	13	—	17,569	17,569	383	2011
Bronx VI, NY	30,785		—	16,803	12	—	16,815	16,815	137	2011
Brooklyn I, NY	57,020		1,795	10,172	121	1,795	10,293	12,088	288	2010
Brooklyn II, NY	60,945		1,601	9,073	365	1,601	9,438	11,039	461	2010
Brooklyn III, NY	41,600		2,739	15,522	14	2,739	15,536	18,275	358	2011
Brooklyn IV, NY	37,717		2,257	12,789	13	2,257	12,802	15,059	296	2011
Brooklyn V, NY	47,070		2,346	13,293	12	2,346	13,305	15,651	278	2011
Brooklyn VI, NY	74,305		4,162	23,584	14	4,162	23,598	27,760	431	2011
Brooklyn VII, NY	72,710		5,538	31,381	11	5,538	31,392	36,930	695	2011
Wyckoff, NY	61,960		1,961	11,113	91	1,961	11,204	13,165	335	2010
New Rochelle, NY	48,415	(A)	1,673	4,827	182	1,673	4,398	6,071	880	2005
North Babylon, NY	78,188		225	2,514	4,039	568	5,889	6,457	2,097	1998
Riverhead, NY	38,340	(H)	1,068	1,149	162	1,068	1,122	2,190	280	2005
Southold, NY	58,901	(H)	2,079	2,238	206	2,079	2,089	4,168	505	2005
Tuckahoe, NY	52,958		2,336	13,236	11	2,336	13,247	15,583	197	2011
White Plains, NY	87,855		3,295	18,049	689	3,295	18,738	22,033	1,185	2011
Woodhaven, NY	45,800		1,991	11,285	12	1,991	11,297	13,288	225	2011
Yorktown, NY	78,615		2,354	13,338	13	2,354	13,351	15,705	348	2011
Boardman, OH	65,495		64	745	2,275	287	2,226	2,513	1,130	1980
Centerville I, OH	80,690		471	3,705	145	471	3,361	3,832	733	2004
Centerville II, OH	43,100	(C)	332	1,757	210	332	1,725	2,057	379	2004
Cleveland I, OH	46,050		525	2,592	92	524	2,357	2,881	545	2005
Cleveland II, OH	58,425		290	1,427	156	289	1,385	1,674	333	2005
Columbus , OH	72,155		1,234	3,151	31	1,239	2,766	4,005	515	2006
Dayton I, OH	43,100	(C)	323	2,070	137	323	1,925	2,248	427	2004
Dayton II, OH	48,149		441	2,176	183	440	2,084	2,524	468	2005
Grove City, OH	89,290		1,756	4,485	70	1,761	3,971	5,732	731	2006
Hilliard, OH	89,690		1,361	3,476	132	1,366	3,151	4,517	574	2006
Lakewood, OH	39,287		405	854	468	405	1,250	1,655	799	1989
Marblehead, OH	52,300		374	1,843	163	373	1,771	2,144	414	2005
Mason, OH	33,900		127	1,419	130	149	1,498	1,647	634	1998
Miamisburg, OH	59,930		375	2,410	295	375	2,369	2,744	510	2004
Middleburg Heights, OH	93,025		63	704	2,072	332	2,230	2,562	680	1980
North Olmsted I, OH	48,665		63	704	1,260	214	1,586	1,800	547	1979

						Gross Carrying Amount
			Initial Cost			at December 31, 2011
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (L)	Year Acquired / Developed
North Olmsted II, OH	47,850		290	1,129	1,092	469	1,998	2,467	1,203	1988
North Randall, OH	80,049		515	2,323	2,902	898	4,367	5,265	1,372	1998
Reynoldsburg, OH	66,895		1,290	3,295	196	1,295	3,057	4,352	561	2006
Strongsville, OH	43,507		570	3,486	265	570	3,435	4,005	768	2007
Warrensville Heights, OH	90,281		525	766	2,855	935	3,042	3,977	987	1980
Westlake, OH	62,750		509	2,508	161	508	2,339	2,847	523	2005
Youngstown, OH	65,950	(A)	67	—	1,778	204	1,228	1,432	568	1977
Levittown, PA	76,180		926	5,296	1,060	926	5,386	6,312	1,621	2001
Norristown, PA	52,001		655	3,709	14	655	3,723	4,378	79	2011
Philadelphia, PA	97,439		1,461	8,334	1,472	1,461	7,120	8,581	1,863	2001
Alcoa, TN	42,250	(E)	254	2,113	106	254	1,922	2,176	409	2005
Antioch, TN	76,160		588	4,906	219	588	4,425	5,013	866	2005
Cordova I, TN	54,125		296	2,482	198	297	2,330	2,627	508	2005
Cordova II, TN	67,800	—	429	3,580	244	429	3,330	3,759	627	2006
Knoxville I, TN	29,337		99	1,113	229	102	1,310	1,412	551	1997
Knoxville II, TN	37,864		117	1,308	292	129	1,561	1,690	630	1997
Knoxville III, TN	45,736		182	2,053	750	331	2,608	2,939	976	1998
Knoxville IV, TN	58,752		158	1,771	758	310	2,346	2,656	848	1998
Knoxville V, TN	42,790		134	1,493	439	235	1,800	2,035	809	1998
Knoxville VI, TN	63,440	(E)	439	3,653	96	440	3,245	3,685	683	2005
Knoxville VII, TN	55,094	(E)	312	2,594	142	312	2,374	2,686	505	2005
Knoxville VIII, TN	95,868	(E)	585	4,869	234	586	4,432	5,018	923	2005
Memphis I, TN	92,320	(C)	677	3,880	1,359	677	4,387	5,064	1,220	2001
Memphis II, TN	71,710	(K)	395	2,276	442	395	2,214	2,609	640	2001
Memphis III, TN	40,507		212	1,779	186	213	1,717	1,930	403	2005
Memphis IV, TN	38,678		160	1,342	219	160	1,369	1,529	327	2005
Memphis V, TN	60,120		209	1,753	558	210	2,061	2,271	455	2005
Memphis VI, TN	108,996	(K)	462	3,851	272	462	3,594	4,056	688	2006
Memphis VII, TN	115,703		215	1,792	469	215	2,006	2,221	421	2006
Memphis VIII, TN	96,060		355	2,959	288	355	2,831	3,186	549	2006
Nashville I, TN	103,910		405	3,379	387	405	3,273	3,678	668	2005
Nashville II, TN	83,484		593	4,950	164	593	4,430	5,023	887	2005
Nashville III, TN	101,475		416	3,469	134	416	3,101	3,517	642	2006
Nashville IV, TN	102,450	5,353	992	8,274	250	992	7,386	8,378	1,420	2006
Austin I, TX	59,520		2,239	2,038	130	2,410	1,719	4,129	413	2005
Austin II, TX	65,241	(I)	734	3,894	200	738	3,641	4,379	667	2006
Austin III, TX	70,560		1,030	5,468	99	1,035	4,945	5,980	857	2006
Baytown, TX	38,950		946	863	244	948	981	1,929	197	2005
Bryan, TX	60,450		1,394	1,268	119	1,396	1,215	2,611	270	2005
College Station, TX	26,559	(D)	812	740	105	813	736	1,549	171	2005
Dallas, TX	58,532		2,475	2,253	238	2,475	2,182	4,657	481	2005
Denton, TX	60,836	1,906	553	2,936	172	569	2,754	3,323	483	2006
El Paso I, TX	59,452	(B)	1,983	1,805	206	1,984	1,756	3,740	377	2005
El Paso II, TX	48,704	(B)	1,319	1,201	144	1,320	1,176	2,496	250	2005
El Paso III, TX	71,276	(B)	2,408	2,192	149	2,409	2,040	4,449	426	2005
El Paso IV, TX	67,058	(B)	2,073	1,888	2	2,074	1,629	3,703	361	2005
El Paso V, TX	62,290		1,758	1,617	114	1,761	1,504	3,265	321	2005
El Paso VI, TX	36,620		660	607	140	662	654	1,316	148	2005
El Paso VII, TX	34,545		563	517	75	565	515	1,080	118	2005
Fort Worth I, TX	50,621		1,253	1,141	110	1,253	1,091	2,344	234	2005
Fort Worth II, TX	72,725		868	4,607	204	874	4,279	5,153	785	2006
Frisco I, TX	50,854	(A)	1,093	3,148	81	1,093	2,835	3,928	587	2005
Frisco II, TX	71,299	3,100	1,564	4,507	78	1,564	4,021	5,585	823	2005
Frisco III, TX	74,965		1,147	6,088	201	1,154	5,594	6,748	1,021	2006
Frisco IV, TX	74,835		719	4,072	86	719	4,159	4,878	278	2010
Garland I, TX	70,100	3,032	751	3,984	368	767	3,880	4,647	680	2006
Garland II, TX	68,425		862	4,578	101	862	4,161	5,023	685	2006
Greenville I, TX	59,385		1,848	1,682	67	1,848	1,515	3,363	315	2005
Greenville II, TX	44,900		1,337	1,217	79	1,337	1,125	2,462	232	2005
Houston I, TX	100,530		1,420	1,296	224	1,422	1,338	2,760	290	2005
Houston II, TX	71,300		1,510	1,377	27	1,512	1,207	2,719	287	2005
Houston III, TX	61,120	481	575	524	254	576	697	1,273	151	2005
Houston IV, TX	43,975	(D)	960	875	191	961	940	1,901	191	2005
Houston V, TX	125,930	3,987	1,153	6,122	413	1,156	5,840	6,996	1,027	2006
Houston VI, TX	54,680	—	575	524	5,649	983	5,765	6,748	699	2011
Keller, TX	61,885	2,350	890	4,727	96	890	4,283	5,173	786	2006
La Porte, TX	44,800		842	761	376	843	1,026	1,869	274	2005
Lewisville, TX	58,140	1,733	476	2,525	270	492	2,489	2,981	459	2006
Mansfield, TX	63,075		837	4,443	100	843	4,031	4,874	739	2006
McKinney I, TX	47,020	—	1,632	1,486	117	1,634	1,386	3,020	272	2005
McKinney II, TX	70,050	4,011	855	5,076	63	857	4,561	5,418	832	2006

						Gross Carrying Amount
			Initial Cost			at December 31, 2011
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (N)	Year Acquired / Developed
North Richland Hills, TX	57,200		2,252	2,049	108	2,252	1,876	4,128	404	2005
Roanoke, TX	59,300		1,337	1,217	98	1,337	1,144	2,481	249	2005
San Antonio I, TX	73,305		2,895	2,635	192	2,895	2,468	5,363	492	2005
San Antonio II, TX	73,230		1,047	5,558	64	1,052	4,991	6,043	823	2006
San Antonio III, TX	71,775		996	5,286	175	996	4,870	5,866	732	2007
Sherman I, TX	54,975		1,904	1,733	79	1,906	1,569	3,475	323	2005
Sherman II, TX	48,425	1,703	1,337	1,217	115	1,337	1,157	2,494	239	2005
Spring, TX	72,751		580	3,081	98	580	2,827	3,407	550	2006
Murray I, UT	60,380	(B)	3,847	1,017	353	3,848	1,214	5,062	248	2005
Murray II, UT	71,221	(B)	2,147	567	326	2,148	792	2,940	182	2005
Salt Lake City I, UT	56,446	(B)	2,695	712	300	2,696	900	3,596	202	2005
Salt Lake City II, UT	51,676	(B)	2,074	548	287	2,075	746	2,821	160	2005
Fredericksburg I, VA	69,475	(J)	1,680	4,840	247	1,680	4,465	6,145	811	2005
Fredericksburg II, VA	61,207	(J)	1,757	5,062	286	1,758	4,719	6,477	864	2005
Duluth, GA	71,235		373	2,044	119	373	2,163	2,536	64	2011
Norcross, GA	52,020		366	2,025	66	366	2,091	2,457	448	2011
Lawrenceville, GA	74,065		546	2,903	205	546	3,108	3,654	139	2011
Leesburg, VA	85,503	4,884	1,746	9,894	3	1,746	9,897	11,643	155	2011
District Heights, MD	78,920		1,527	8,313	340	1,527	8,653	10,180	229	2011
Burke Lake, VA	90,727	7,423	2,093	10,940	982	2,093	11,922	14,015	864	2011
McLearen, VA	69,240		1,482	8,400	75	1,482	8,474	9,956	293	2010
Mannasas, VA	73,045		860	4,872	41	860	4,913	5,773	95	2010
Milwaukee, WI	58,500		375	4,333	198	368	3,948	4,316	860	2004
USIFB	—		—	—	11,899	—	11,899	11,899	871
Corporate Office	—		—	—	4,850	—	4,850	4,850	645
	24,420,369		393,117	1,629,987	230,555	417,067	1,674,448	2,091,515	311,837

(A)  This facility is part of Yasky Loan portfolio, with a balance of $80,000 as of December 31, 2011.

(B)  This facility is part of the YSI 20 Loan portfolio, with a balance of $60,551 as of December 31, 2011.

(C)  This facility is part of the YSI 6 Loan portfolio, with a balance of $74,834 as of December 31, 2011.

(D)  This facility is part of the YSI 28 Loan portfolio, with a balance of $1,509 as of December 31, 2011.

(E)  This facility is part of the YSI 30 Loan portfolio, with a balance of $7,049 as of December 31, 2011.

(G)  This facility is part of the YSI 31 Loan portfolio, with a balance of $13,414 as of December 31, 2011.

(H)  This facility is part of the YSI 32 Loan portfolio, with a balance of $5,950 as of December 31, 2011.

(I)  This facility is part of the YSI 33 Loan portfolio, with a balance of $11,157 as of December 31, 2011.

(J)  This facility is part of the YSI 35 Loan portfolio, with a balance of $4,464 as of December 31, 2011.

(K)  This facility is part of the YSI 41 Loan portfolio, with a balance of $3,775 as of December 31, 2011.

(M)  This facility is part of the YSI 48 Loan portfolio, with a balance of $24,870 as of December 31, 2011.

(N)  Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

The aggregate cost for Federal income tax purposes was approximately $2.0 billion and $1.5 billion at December 31, 2011 and 2010, respectively.

Activity in real estate facilities during 2011, 2010, and 2009 was as follows (in thousands):

	2011	2010	2009
Storage facilities
Balance at beginning of year	$1,743,021	$1,774,542	$1,888,123
Acquisitions & improvements	460,357	96,612	13,345
Fully depreciated assets	(43,770)	(79,211)	(40,859)
Dispositions and other	(56,458)	(49,865)	(89,668)
Contstruction in progress	4,319	943	3,601
Balance at end of year	$2,107,469	$1,743,021	$1,774,542

Accumulated depreciation
Balance at beginning of year	$314,530	$344,009	$328,165
Depreciation expense	58,560	64,387	73,569
Fully depreciated assets	(43,770)	(79,211)	(40,503)
Dispositions and other	(10,571)	(14,655)	(17,222)
Balance at end of year	$318,749	$314,530	$344,009

Net Storage facility assets	$1,788,720	$1,428,491	$1,430,533