Form 10-Q
period 2012-03-31
CubeSmart; CubeSmart, L.P.
filed 2012-05-07
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012.

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

CubeSmart:
Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 30, 2012
common shares of CubeSmart, $.01 par value	123,176,560

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2012 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2012, owned a 96.3% interest in the Operating Partnership. The remaining 3.7% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

The substantive difference between the Parent Company’s and the Operating Partnership’s filings is the fact that the Parent Company is a REIT with public equity, while the Operating Partnership is a partnership with no publicly traded equity. In the financial statements, this difference is primarily reflected in the equity (or capital for Operating Partnership) section of the consolidated balance sheets and in the consolidated statements of equity (or capital). Apart from the different equity treatment, the consolidated financial statements of the Parent Company and the Operating Partnership are nearly identical.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2011 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K, and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

Given these uncertainties and the other risks identified elsewhere in this Report, we caution readers not to place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Storage facilities	$2,190,998	$2,107,469
Less: Accumulated depreciation	(334,927)	(318,749)
Storage facilities, net	1,856,071	1,788,720
Cash and cash equivalents	7,465	9,069
Restricted cash	11,486	11,291
Loan procurement costs, net of amortization	7,643	8,073
Investment in real estate ventures, at equity	14,564	15,181
Other assets, net	40,684	43,645
Total assets	$1,937,913	$1,875,979

LIABILITIES AND EQUITY

Revolving credit facility	$50,000	$—
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	387,802	358,441
Accounts payable, accrued expenses and other liabilities	46,263	51,025
Distributions payable	11,710	11,401
Deferred revenue	10,630	9,568
Security deposits	506	490
Total liabilities	906,911	830,925

Noncontrolling interests in the Operating Partnership	55,622	49,732

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 122,390,764 and 122,058,919 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	1,224	1,221
Additional paid in capital	1,310,755	1,309,505
Accumulated other comprehensive loss	(12,052)	(12,831)
Accumulated deficit	(363,576)	(342,013)
Total CubeSmart shareholders’ equity	936,382	955,913
Noncontrolling interest in subsidiaries	38,998	39,409
Total equity	975,380	995,322
Total liabilities and equity	$1,937,913	$1,875,979

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES
Rental income	$60,107	$50,243
Other property related income	6,072	4,600
Property management fee income	1,020	909
Total revenues	67,199	55,752
OPERATING EXPENSES
Property operating expenses	27,285	24,745
Depreciation and amortization	25,763	15,211
General and administrative	6,444	6,033
Total operating expenses	59,492	45,989
OPERATING INCOME	7,707	9,763
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(9,321)	(8,113)
Loan procurement amortization expense	(771)	(1,636)
Acquisition related costs	(551)	(109)
Equity in losses of real estate ventures	(251)	—
Other	(71)	6
Total other expense	(10,965)	(9,852)

LOSS FROM CONTINUING OPERATIONS	(3,258)	(89)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	565
Total discontinued operations	—	565
NET (LOSS) INCOME	(3,258)	476
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	149	5
Noncontrolling interest in subsidiaries	(734)	(598)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(3,843)	(117)
Distribution to Preferred Shares	(1,502)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY’s COMMON SHAREHOLDERS	$(5,345)	$(117)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.04)	$(0.01)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$—	$0.01
Basic and diluted loss per share attributable to common shareholders	$(0.04)	$—

Weighted-average basic and diluted shares outstanding	122,266	98,769

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(5,345)	$(656)
Total discontinued operations	—	539
Net loss	$(5,345)	$(117)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three-Month Periods Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

NET (LOSS) INCOME	$(3,258)	$476
Other comprehensive income:
Unrealized gain on interest rate swap	688	—
Unrealized gain on foreign currency translation	124	252
OTHER COMPREHENSIVE INCOME	812	252
COMPREHENSIVE (LOSS) INCOME	(2,446)	728
Comprehensive loss (income) attributable to noncontrolling interests in the Operating Partnership	120	(6)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(738)	(606)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(3,064)	$116

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

For the Three-Month Periods Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted shares	234	2						2		2
Exercise of stock options	98	1			767			768		768
Amortization of restricted shares					170			170		170
Share compensation expense					313			313		313
Net (loss) income							(3,843)	(3,843)	734	(3,109)	(149)
Adjustment for noncontrolling interest in the Operating Partnership							(6,384)	(6,384)		(6,384)	6,384
Unrealized gain on interest rate swap						663		663		663	25
Unrealized gain on foreign currency translation						116		116	4	120	4
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(9,834)	(9,834)	(1,149)	(10,983)	(374)
Balance at March 31, 2012	122,391	$1,224	3,100	$31	$1,310,755	$(12,052)	$(363,576)	$936,382	$38,998	$975,380	$55,622

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2010	98,597	$986	—	$—	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries								—	12	12
Issuance of restricted shares	218	2						2		2
Exercise of stock options	16				60			60		60
Amortization of restricted shares					149			149		149
Share compensation expense					433			433		433
Net (loss) income							(117)	(117)	598	481	(5)
Adjustment for noncontrolling interest in the Operating Partnership							(5,015)	(5,015)		(5,015)	5,015
Unrealized gain on foreign currency translation						233		233	8	241	11
Common share distributions							(6,960)	(6,960)	(1,145)	(8,105)	(331)
Balance at March 31, 2011	98,831	$988	—	$—	$1,027,594	$(888)	$(314,693)	$713,001	$40,665	$753,666	$49,835

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

Operating Activities
Net (loss) income	$(3,258)	$476
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	27,486	17,208
Equity compensation expense	483	582
Accretion of fair market value adjustment of debt	(61)	(19)
Real estate venture income in excess of distributions	251	—
Changes in other operating accounts:
Other assets	(1,235)	(91)
Restricted cash	102	765
Accounts payable and accrued expenses	(3,789)	(3,984)
Other liabilities	774	310
Net cash provided by operating activities	$20,753	$15,247

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(53,307)	$(8,043)
Cash distributions from real estate venture	366	—
Proceeds from sales of properties	144	—
Decrease (increase) in restricted cash	2	(127)
Net cash used in investing activities	$(52,795)	$(8,170)

Financing Activities
Proceeds from:
Revolving credit facility	$85,100	$14,000
Mortgage loans and notes payable	—	3,537
Principal payments on:
Revolving credit facility	(35,100)	(16,500)
Mortgage loans and notes payable	(7,781)	(1,588)
Exercise of stock options	768	60
Contributions from noncontrolling interests in subsidiaries	—	12
Distributions paid to shareholders	(11,026)	(6,940)
Distributions paid to noncontrolling interests in Operating Partnership	(374)	(332)
Distributions paid to noncontrolling interests in subsidiaries	(1,149)	(1,145)
Loan procurement costs	—	17
Net cash provided by (used in) financing activities	$30,438	$(8,879)

Decrease in cash and cash equivalents	(1,604)	(1,802)

Cash and cash equivalents at beginning of period	9,069	5,891
Cash and cash equivalents at end of period	$7,465	$4,089

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$8,587	$8,158
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$688	$—
Foreign currency translation adjustment	$124	$252
Mortgage loan assumption at fair value	$36,961	$8,021

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2012	2011

ASSETS
Storage facilities	$2,190,998	$2,107,469
Less: Accumulated depreciation	(334,927)	(318,749)
Storage facilities, net	1,856,071	1,788,720
Cash and cash equivalents	7,465	9,069
Restricted cash	11,486	11,291
Loan procurement costs, net of amortization	7,643	8,073
Investment in real estate ventures, at equity	14,564	15,181
Other assets, net	40,684	43,645
Total assets	$1,937,913	$1,875,979

LIABILITIES AND CAPITAL

Revolving credit facility	$50,000	$—
Unsecured term loan	400,000	400,000
Mortgage loans and notes payable	387,802	358,441
Accounts payable, accrued expenses and other liabilities	46,263	51,025
Distributions payable	11,710	11,401
Deferred revenue	10,630	9,568
Security deposits	506	490
Total liabilities	906,911	830,925

Limited Partnership interest of third parties	55,622	49,732

Commitments and contingencies

Capital
Operating Partner	948,434	968,744
Accumulated other comprehensive loss	(12,052)	(12,831)
Total CubeSmart L.P. capital	936,382	955,913
Noncontrolling interests in subsidiaries	38,998	39,409
Total capital	975,380	995,322
Total liabilities and capital	$1,937,913	$1,875,979

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2012	2011

REVENUES
Rental income	$60,107	$50,243
Other property related income	6,072	4,600
Property management fee income	1,020	909
Total revenues	67,199	55,752
OPERATING EXPENSES
Property operating expenses	27,285	24,745
Depreciation and amortization	25,763	15,211
General and administrative	6,444	6,033
Total operating expenses	59,492	45,989
OPERATING INCOME	7,707	9,763
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(9,321)	(8,113)
Loan procurement amortization expense	(771)	(1,636)
Acquisition related costs	(551)	(109)
Equity in losses of real estate ventures	(251)	—
Other	(71)	6
Total other expense	(10,965)	(9,852)

LOSS FROM CONTINUING OPERATIONS	(3,258)	(89)

DISCONTINUED OPERATIONS
Income from discontinued operations	—	565
Total discontinued operations	—	565
NET (LOSS) INCOME	(3,258)	476
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(734)	(598)
NET LOSS ATTRIBUTABLE TO CUBESMART L.P.	(3,992)	(122)
Limited Partnership interest of third parties	149	5
NET LOSS ATTRIBUTABLE TO OPERATING PARTNER	(3,843)	(117)
Distribution to Preferred Units	(1,502)	—
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(5,345)	$(117)

Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.04)	$(0.01)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$0.01
Basic and diluted loss per unit attributable to common unitholders	$(0.04)	$—

Weighted-average basic and diluted shares outstanding	122,266	98,769

AMOUNTS ATTRIBUTABLE TO THE OPERATING PARTNER
Loss from continuing operations	$(5,345)	$(656)
Total discontinued operations	—	539
Net loss	$(5,345)	$(117)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Three-Month Periods Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011

NET (LOSS) INCOME	$(3,258)	$476
Other comprehensive income:
Unrealized gain on interest rate swap	688	—
Unrealized gain on foreign currency translation	124	252
OTHER COMPREHENSIVE INCOME	812	252
COMPREHENSIVE (LOSS) INCOME	(2,446)	728
Comprehensive loss (income) attributable to Limited Partnership interest of third parties	120	(6)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(738)	(606)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OPERATING PARTNER	$(3,064)	$116

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

For the Three-Month Periods Ended March 31, 2012 and 2011

(in thousands)

(unaudited)

								Limited
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interest in	Total	Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted units	234		2		2		2
Exercise of unit options	98		768		768		768
Amortization of restricted units			170		170		170
Unit compensation expense			313		313		313
Net (loss) income			(3,843)		(3,843)	734	(3,109)	(149)
Adjustment for Limited Partnership interest of third parties			(6,384)		(6,384)		(6,384)	6,384
Unrealized gain on interest rate swap				663	663		663	25
Unrealized gain on foreign currency translation				116	116	4	120	4
Preferred unit distributions			(1,502)		(1,502)		(1,502)
Common unit distributions			(9,834)		(9,834)	(1,149)	(10,983)	(374)
Balance at March 31, 2012	122,391	3,100	$948,434	$(12,052)	$936,382	$38,998	$975,380	$55,622

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interest in	Total	Limited Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2010	98,597	—	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling
interests in subsidiaries						12	12
Issuance of restricted units	218		2		2		2
Exercise of unit options	16		60		60		60
Amortization of restricted units			149		149		149
Unit compensation expense			433		433		433
Net (loss) income			(117)		(117)	598	481	(5)
Adjustment for Limited Partnership
interest of third parties			(5,015)		(5,015)		(5,015)	5,015
Unrealized gain on foreign currency translation				233	233	8	241	11
Common unit distributions			(6,960)		(6,960)	(1,145)	(8,105)	(331)
Balance at March 31, 2011	98,831	—	$713,889	$(888)	$713,001	$40,665	$753,666	$49,835

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net (loss) income	$(3,258)	$476
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	27,486	17,208
Equity compensation expense	483	582
Accretion of fair market value adjustment of debt	(61)	(19)
Real estate venture income in excess of distributions	251	—
Changes in other operating accounts:
Other assets	(1,235)	(91)
Restricted cash	102	765
Accounts payable and accrued expenses	(3,789)	(3,984)
Other liabilities	774	310
Net cash provided by operating activities	$20,753	$15,247

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(53,307)	$(8,043)
Cash distributions from real estate venture	366	—
Proceeds from sales of properties	144	—
Decrease (increase) in restricted cash	2	(127)
Net cash used in investing activities	$(52,795)	$(8,170)

Financing Activities
Proceeds from:
Revolving credit facility	$85,100	$14,000
Mortgage loans and notes payable	—	3,537
Principal payments on:
Revolving credit facility	(35,100)	(16,500)
Mortgage loans and notes payable	(7,781)	(1,588)
Exercise of unit options	768	60
Contributions from noncontrolling interests in subsidiaries	—	12
Distributions paid to unitholders	(11,400)	(7,272)
Distributions paid to noncontrolling interests in subsidiaries	(1,149)	(1,145)
Loan procurement costs	—	17
Net cash provided by (used in) financing activities	$30,438	$(8,879)

Decrease in cash and cash equivalents	(1,604)	(1,802)

Cash and cash equivalents at beginning of period	9,069	5,891
Cash and cash equivalents at end of period	$7,465	$4,089

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$8,587	$8,158
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$688	$—
Foreign currency translation adjustment	$124	$252
Mortgage loan assumption at fair value	$36,961	$8,021

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland real estate investment trust, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 26 states throughout the United States and the District of Columbia and are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of March 31, 2012, the Parent Company owned approximately 96.3% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Company’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2011, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for three months ended March 31, 2012 and 2011 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard as of January 1, 2012 did not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.

In May 2011, the FASB issued an update to the accounting standard for measuring and disclosing fair value.  The update modifies the wording used to describe the requirements for fair value measuring and for disclosing information about fair value measurements to improve consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update is effective for the annual and interim periods beginning after December 15, 2011. The adoption of this guidance in 2012 did not have a material impact on the Company’s consolidated financial position or results of operations as its impact was limited to disclosure requirements.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2012	2011
	(in thousands)
Land	$424,962	$417,067
Buildings and improvements	1,640,431	1,574,769
Equipment	121,480	110,371
Construction in progress (a)	4,125	5,262
Total	2,190,998	2,107,469
Less accumulated depreciation	(334,927)	(318,749)
Storage facilities — net	$1,856,071	$1,788,720

(a)  The March 31, 2012 construction in progress balance includes project costs of $0.3 million related to the rebranding initiative and $0.6 million related to the store upgrade initiative.  The December 31, 2011 construction in progress balance includes project costs of $1.6 million related to the rebranding initiative and $0.7 million related to the store upgrade initiative.

As assets become fully depreciated, the carrying values are removed from their respective asset category and accumulated depreciation.  During the three months ended March 31, 2012 and 2011, $2.6 million and $21.2 million of assets, respectively, became fully depreciated and were removed from storage facilities and accumulated depreciation.

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2011 and ended March 31, 2012:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Storage Deluxe Assets	Multiple locations in NY and CT	February 2012	4	74,406
			6	$86,406

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT, and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147
2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200

4.  ACQUISITIONS

Storage Deluxe Acquisition

During February 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired four properties with a purchase price of approximately $74.4 million. The four properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $4.7 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $0.4 million.  In connection with the four acquired facilities, the Company assumed mortgage debt, at fair value, with a net book value of $37.0 million, which includes an outstanding principal balance totaling $34.9 million and a net premium of $2.1 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe for a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $4.5 million.

Other 2012 Acquisitions

During the three months ended March 31, 2012, the Company acquired two self-storage facilities located in Texas and Georgia for an aggregate purchase price of approximately $12.0 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $1.2 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $0.2 million.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $1.7 million.  In connection with three of the acquisitions, the Company assumed mortgage debt, at fair value, with a net book value of $21.8 million, which includes an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 26, 2011, the Company contributed $15.4 million in cash to a limited partnership that owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida  (the “HSRE Venture” or “HSREV”).  In exchange for it contribution, the Company received a 50% interest in HSRE.  An unaffiliated entity holds the remaining 50% interest in HSREV.  Each of the Company and the other partner holds general partner interests and all significant decisions for HSREV require approval by both partners.   Each of the partners has the right to initiate a “buy-sell” that would, if initiated, result in either the sale of all of the assets of HSREV to an unaffiliated third party or the acquisition by one partner of the entire interest of the other partner.  Based on the Company’s analysis, HSREV is not consolidated  and the Company accounts for its unconsolidated interest in HSREV using the equity method.  The Company’s investment in HSREV is included in “Investment in real estate ventures, at equity” on the Company’s consolidated balance sheet and earnings attributable to HSREV are presented in “Equity in losses of real estate ventures” on the Company’s consolidated statements of operations.

The Company’s investment in real estate ventures at March 31, 2012 was $14.6 million, and the Company’s equity in losses of real estate ventures for the three months ended March 31, 2012 was approximately $0.3 million.

The amounts reflected in the following tables are based on the historical financial information of the HSRE Venture.

The following is a summary of the financial position of the HSRE Venture as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31,	December 31,
	2012	2011

Assets
Net property	$76,895	$78,677
Other assets	2,256	2,242
Total Assets	$79,151	$80,919

Liabilities and equity
Other liabilities	$1,015	$867
Debt	59,873	60,083
Equity:
CubeSmart (a)	9,048	9,984
Joint venture partner	9,215	9,985
Total Liabilities and equity	$79,151	$80,919

(a)   The difference between the Company’s share of the net assets of the unconsolidated real estate ventures and the Company’s investment in real estate ventures per the accompanying consolidated balance sheets relates primarily to inside/outside basis.

The following is a summary of results of operations of the real estate venture for the three months ended March 31, 2012 (in thousands):

March 31, 2012

Revenue	$2,383
Operating expenses	958
Interest expense, net	906
Depreciation and amortization	897
Net loss	(378)
Company’s share of loss	(251)

6.  UNSECURED CREDIT FACILITY AND UNSECURED TERM LOANS

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

On December 9, 2011, the Company entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “Credit Facility”).  The Credit Facility replaces in its entirety our previous facility.  In connection with obtaining the Credit Facility, the Company paid additional deferred financing costs of $3.4 million and wrote off deferred financing fees related to the previous facility of $6.1 million.

Pricing on the Credit Facility depends on the Company’s unsecured debt credit rating.  At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.80% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of March 31, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $50 million of unsecured revolving credit facility borrowings were outstanding and $350 million was available for borrowing under the Credit Facility.  The Company had interest rate swaps as of March 31, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at March 31, 2012, the Company had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.

As of March 31, 2012, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.37% and the effective interest rates on the five and seven-year term loans were 3.65% and 4.47%, respectively, after giving consideration to the interest rate swaps described in Note 8.

The Term Loan Facility was fully drawn at March 31, 2012 and no further borrowings may be made under that facility.  The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility and Term Loan Facility, the Company is restricted from paying distributions on our common shares that would exceed an amount equal to the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain the Parent Company’s REIT status.

The Company is currently in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

7.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loan	2012	2011	Interest Rate	Date
	(dollars in thousands)
YSI 53	$9,100	$9,100	5.93%	Jul-12
YSI 6	74,496	74,834	5.13%	Aug-12
YASKY	80,000	80,000	4.96%	Sep-12
YSI 14	1,688	1,703	5.97%	Jan-13
YSI 7	3,015	3,032	6.50%	Jun-13
YSI 8	1,723	1,733	6.50%	Jun-13
YSI 9	1,895	1,906	6.50%	Jun-13
YSI 17	3,952	3,987	6.32%	Jul-13
YSI 27	476	481	5.59%	Nov-13
YSI 30	6,979	7,049	5.59%	Nov-13
USIFB	7,367	7,125	4.80%	Dec-13
YSI 11	2,332	2,350	5.87%	Jan-14
YSI 5	3,076	3,100	5.25%	Jan-14
YSI 28	1,497	1,509	5.59%	Mar-14
YSI 37	2,164	2,174	7.25%	Aug-14
YSI 44	1,060	1,070	7.00%	Sep-14
YSI 41	3,747	3,775	6.60%	Sep-14
YSI 45	5,330	5,353	6.75%	Oct-14
YSI 48	18,572	24,870	7.25%	Nov-14
YSI 50	2,244	2,260	6.75%	Dec-14
YSI 10	3,991	4,011	5.87%	Jan-15
YSI 15	1,820	1,832	6.41%	Jan-15
YSI 52	4,844	4,884	5.44%	Jan-15
YSI 58	9,185	—	5.90%	Jan-15
YSI 29	13,206	—	5.17%	Aug-15
YSI 20	60,051	60,551	5.97%	Nov-15
YSI 51	7,399	7,423	6.36%	Oct-16	(a)
YSI 31	13,350	13,414	6.75%	Jun-19	(a)
YSI 35	4,442	4,464	6.90%	Jul-19	(a)
YSI 32	5,922	5,950	6.75%	Jul-19	(a)
YSI 33	11,102	11,157	6.42%	Jul-19
YSI 39	3,850	3,867	6.50%	Sep-19	(a)
YSI 47	3,069	3,091	6.63%	Jan-20	(a)
YSI 26	9,212	—	5.45%	Nov-20
YSI 57	3,234	—	5.45%	Nov-20
Unamortized fair value adjustment	2,412	386
Total mortgage loans and notes payable	$387,802	$358,441

(a)                  These borrowings have a fixed interest rate for the first five-years of their term, and the rate then resets and remains constant over the final five-years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at March 31, 2012 (in thousands):

2012	$167,740
2013	31,774
2014	58,975
2015	85,824
2016	7,848
2017 and thereafter	33,229
Total mortgage payments	385,390
Plus: Unamortized fair value adjustment	2,412
Total mortgage indebtedness	$387,802

The Company currently intends to fund its remaining 2012 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($350 million available as of March 31, 2012).

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2012 and December 31, 2011, respectively (dollars in thousands):

							Fair Value
Hedge			Notional				March 31,	December 31,
Product	Hedge Type		Amount	Strike	Effective Date	Maturity	2012	2011

Cap	Cash flow		$100,000	2.0000%	2/1/2011	1/31/2012	$—	$—
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(1,470)	(1,494)
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(1,480)	(1,502)
Swap	Cash flow	(a)	$20,000	1.8025%	6/20/2011	6/20/2016	(729)	(727)
Swap	Cash flow	(a)	$75,000	1.3360%	12/30/2011	3/31/2017	(793)	(907)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(480)	(484)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(485)	(485)
Swap	Cash flow	(a)	$25,000	1.3375%	12/30/2011	3/31/2017	(284)	(319)
Swap	Cash flow	(a)	$40,000	2.4590%	6/20/2011	6/20/2018	(2,356)	(2,553)
Swap	Cash flow	(a)	$40,000	2.4725%	6/20/2011	6/20/2018	(2,434)	(2,628)
Swap	Cash flow	(a)	$20,000	2.4750%	6/20/2011	6/20/2018	(1,195)	(1,295)
							$(11,706)	$(12,394)

(a) Hedging unsecured variable rate debt by fixing 30-day LIBOR.

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

Financial assets and liabilities carried at fair value as of March 31, 2012 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$11,706	$—

Total liabilities at fair value	$—	$11,706	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2011 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of March 31, 2012 the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective carrying values at March 31, 2012 and December 31, 2011.  The Company had fixed interest rate loans with a carrying value of $787.8 million and $758.4 million at March 31, 2012 and December 31, 2011, respectively.  The estimated fair values of these fixed rate loans were $769.2 million and $736.3 million at March 31, 2012 and December 31, 2011, respectively.  The Company had a variable interest rate loan with a carrying value of $50.0 million at March 31, 2012.  The estimated fair value of the variable interest rate loan approximates its carrying value due to its floating rate nature and market spreads.  This estimate is based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

10.  NONCONTROLLING INTERESTS

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At March 31, 2012, HART had total assets of $85.8 million, including $83.7 million of storage facilities, net and total liabilities of $2.1 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At March 31, 2012, the Venture had total assets of $11.7 million and total liabilities of $7.9 million, including two mortgage loans totaling $7.4 million secured by storage facilities with a net book value of $11.4 million.  At March 31, 2012, the Venture’s creditors had no recourse to the general credit of the Company.

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

Approximately 3.7% of the outstanding OP Units as of March 31, 2012 and December 31, 2011 were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit. At March 31, 2012 and December 31, 2011, 4,674,136 OP units were outstanding, and the calculated aggregate redemption value of outstanding OP units was based upon CubeSmart’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2012 and December 31, 2011, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $6.4 million and $7.1 million at March 31, 2012 and December 31, 2011, respectively.

11.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee of the Company).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended March 31, 2012 and March 31, 2011 was approximately $0.1 million.  The Company vacated the office space owned by Amsdell and

Amsdell in 2007, but remains obligated under certain terms of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of March 31, 2012 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2012	356	209
2013	499	278
2014	499	278
	$1,354	$765

12.  PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2012, the Company acquired six self-storage facilities for an aggregate purchase price of approximately $86.4 million (see note 4).

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2012 as if each had occurred as of January 1, 2011.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2012 and 2011 based on the assumptions described above:

	Three Months Ended March 31,
	2012	2011
	(in thousands, except per share data)

Pro forma revenue	$67,655	$63,723
Pro forma net loss from continuing operations	$(3,569)	$(6,491)
Net loss per common share from continuing operations
Basic and diluted - as reported	$(0.04)	$(0.01)
Basic and diluted - as pro forma	$(0.03)	$(0.07)

The following table summarizes the Company’s revenue and earnings related to the 2012 and 2011 acquisitions since the acquisition dates, included in the consolidated income statement for the three months ended March 31, 2012 and 2011:

	Three months ended March 31,
	2012	2011
	(in thousands)
Total revenue	$9,835	$413
Net income	682	40

13.  SUBSEQUENT EVENTS

On April 2, 2012, the Company repaid the YSI 53 mortgage loan of approximately $9.1 million with available cash.

On April 25, 2012, the Company closed on the purchase of one Storage Deluxe facility for $59.3 million.  The remaining Storage Deluxe property is expected to close during the second quarter of 2012, and will complete the acquisition of the entire Storage Deluxe portfolio.

Additionally on April 25, 2012 the Company borrowed the remaining $100 million available unsecured term loan.  The Company used the proceeds to fund the Storage Deluxe acquisition and repay amounts outstanding on the revolving Credit Facility.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2011.

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2012 and December 31, 2011, the Company owned 376 and 370 self-storage facilities, respectively, totaling approximately 24.8 million rentable square feet and 24.4 million rentable square feet, respectively.  As of March 31, 2012, the Company owned facilities in the District of Columbia and the following 26 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of March 31, 2012, the Company managed 102 properties for third parties bringing the total number of properties which it owned and/or managed to 478.  As of March 31, 2012, the Company managed facilities in the District of Columbia and the following 20 states:  Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Maryland, Michigan, New Hampshire, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas and Virginia.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, New York, California and Texas provided approximately 16%, 14%, 11% and 9%, respectively, of total revenues for the three months ended March 31, 2012.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributable to the value of in-place leases.  This intangible asset is generally amortized to expense over the expected remaining term of the in-place leases.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.   Accordingly, to date no portion of the purchase price for an acquired property has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2012, 2011 and 2010.

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

Storage Deluxe Acquisition

During February 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities primarily located in the greater New York City area, the Company acquired four properties with a purchase price of approximately $74.4 million. The four properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $4.7 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $0.4 million.   In connection with the four acquired facilities, the Company assumed mortgage debt, at fair value, with a net book value of $37.0 million, which includes an outstanding principal balance totaling $34.9 million and a net premium of $2.1 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe with a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $4.5 million.

Other 2012 Acquisitions

During the three months ended March 31, 2012, the Company acquired two self-storage facilities located in Texas and Georgia for an aggregate purchase price of approximately $12.0 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $1.2 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $0.2 million.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2012 was approximately $1.7 million.  In connection with three of the acquisitions, the Company assumed mortgage debt, at fair value, with a net book value of $21.8 million, which includes an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard as of January 1, 2012 did not have a material impact on its consolidated financial position or results of operations as the amendment relates only to changes in financial statement presentation.

In May 2011, the FASB issued an update to the accounting standard for measuring and disclosing fair value.  The update modifies the wording used to describe the requirements for fair value measuring and for disclosing information about fair value measurements to improve consistency between U.S. GAAP and International Financial Reporting Standards (“IFRS”). This update is effective for the annual and interim periods beginning after December 15, 2011. The adoption of this guidance in 2012 did not have a material impact on our consolidated financial position or results of operations as its impact was limited to disclosure requirements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented.   We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At March 31, 2012, there were 339 same-store properties and 37 non same-store properties, of which 27 were 2011 acquisitions, six were 2012 acquisitions, and four were properties that were not stabilized, damaged by natural disaster or undergone significant renovation.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At March 31, 2012 and 2011, the Company owned 376 and 364 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2011 through March 31, 2012:

	2012	2011

Balance - January 1	370	363
Facilities acquired	6	1
Facilities sold	—	—
Balance - March 31	376	364
Facilities acquired		4
Facilities consolidated		(1)
Facilities sold		—
Balance - June 30		367
Facilities acquired		4
Facilities sold		(18)
Balance - September 30		353
Facilities acquired		18
Facilities sold		(1)
Balance - December 31		370

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$50,294	$49,323	$971	2.0%	$9,813	$920	$—	$—	$60,107	$50,243	$9,864	19.6%
Other property related income	4,634	4,155	479	11.5%	929	158	509	287	6,072	4,600	1,472	32.0%
Property management fee income	—	—	—	0.0%	—	—	1,020	909	1,020	909	111	12.2%
Total revenues	54,928	53,478	1,450	2.7%	10,742	1,078	1,529	1,196	67,199	55,752	11,447	20.5%

OPERATING EXPENSES:
Property operating expenses	20,477	21,396	(919)	-4.3%	3,484	583	3,324	2,766	27,285	24,745	2,540	10.3%
NET OPERATING INCOME	34,451	32,082	2,369	7.4%	7,258	495	(1,795)	(1,570)	39,914	31,007	8,907	28.7%

Property count	339	339			37				376
Total square footage	22,247	22,247			2,513				24,760
Period Average Occupancy (1)	78.4%	76.6%			76.9%				78.3%
Period End Occupancy (2)	78.7%	76.8%			77.2%				78.6%
Realized annual rent per occupied square foot (3)	$11.53	$11.57			$21.80				$12.61
Scheduled annual rent per square foot (4)	$12.37	$12.35			$25.54				$13.32

Depreciation and amortization									25,763	15,211	10,552	69.4%
General and administrative									6,444	6,033	411	6.8%
Subtotal									32,207	21,244	10,963	51.6%
Operating income									7,707	9,763	(2,056)	-21.1%

Other Income (Expense):
Interest:
Interest expense on loans									(9,321)	(8,113)	1,208	14.9%
Loan procurement amortization expense									(771)	(1,636)	(865)	-52.9%
Acquisition related costs									(551)	(109)	442	405.5%
Equity in losses of real estate entities									(251)	—	251	100.0%
Other									(71)	6	77	-1283.3%
Total other expense									(10,965)	(9,852)	(1,113)	11.3%

LOSS FROM CONTINUING OPERATIONS									(3,258)	(89)	(3,169)	-3560.7%

DISCONTINUED OPERATIONS
Income from discontinued operations									—	565	(565)	-100.0%
Total discontinued operations									—	565	(565)	-100.0%
NET (LOSS) INCOME									(3,258)	476	(3,734)	784.5%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									149	5	(144)	2880.0%
Noncontrolling interests in subsidiaries									(734)	(598)	(136)	22.7%

NET LOSS ATTRIBUTABLE TO THE COMPANY									(3,843)	(117)	(3,726)	-3184.6%

(1)              Represents the weighted average occupancy for the period.

(2)              Represents occupancy at March 31 of the respective year.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.  Square footage for non same-store assets acquired during 2012 are prorated based on the portion of the period the properties were owned.

(4)              Scheduled annual rent per square foot represents annualized asking rents per available square foot for the period.  Square footage for non same-store assets acquired during 2012 are prorated based on the portion of the period the properties were owned.

Revenues

Rental income increased from $50.2 million during the three months ended March 31, 2011 to $60.1 million during the three months ended March 31, 2012, an increase of $9.9 million, or 20%. This increase is primarily attributable to $8.9 million of additional income from the properties acquired in 2011 and 2012 and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio which contributed $1.0 million to the increase in rental income during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Other property related income increased from $4.6 million during the three months ended March 31, 2011 to $6.1 million during the three months ended March 31, 2012, an increase of $1.5 million, or 32%.  This increase is primarily attributable to $0.8 million of additional income from the 2011 and 2012 acquisitions and increased insurance commissions of $0.7 million during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Operating Expenses

Property operating expenses increased from $24.7 million during the three months ended March 31, 2011 to $27.3 million during the three months ended March 31, 2012, an increase of $2.5 million, or 10%.  This increase is primarily attributable to $2.9 million of increased expenses associated with newly acquired properties, offset by reductions on the same-store portfolio related to decreased snow removal and utility costs.

Depreciation and amortization increased from $15.2 million in three months ended March 31, 2011 to $25.8 million in three months ended March 31, 2012, an increase of $10.6 million, or 69%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions including the amortization of lease intangibles of $6.8 million recognized in the 2012 period, with no corresponding expense recognized in the 2011 period.

Other Income (Expenses)

Interest expense increased from $8.1 million during the three months ended March 31, 2011 to $9.3 million during the three months ended March 31, 2012, an increase of $1.2 million, or 15%.  The increase is attributable to a higher amount of outstanding debt in the 2012 period primarily resulting from the debt assumed in conjunction with the 2012 and 2011 Storage Deluxe Acquisitions and other acquisitions, offset by lower interest rates on the Credit Facility in the 2012 period as compared to the 2011 period.

Loan procurement amortization expense decreased from $1.6 million during 2011 to $0.8 million during 2012.  This decrease primarily relates to loan procurement fees incurred in the three months ended March 31, 2011 associated with the previous facility.  Due to the early repayment of debt during the year ended December 31, 2011, these fees were non-recurring in the three months ended March 31, 2012.

Acquisition related costs increased from $0.1 million during the three months ended March 31, 2011 to $0.6 million during the three months ended March 31, 2012 as a result of the acquisition of six self-storage facilities in the 2012 period, including four facilities in the Storage Deluxe Acquisition, compared to one acquisition during the 2011 period.

Equity in losses of real estate ventures was $0.3 million for the three months ended March 31, 2012, with no comparable amount during the 2011 period.  This expense is related to earnings attributable to HSREV, which was formed in September 2011.

Cash Flows

Comparison of the three months ended March 31, 2012 to the three months ended March 31, 2011

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2012 and 2011 is as follows (in thousands):

	Three Months Ended March 31,
	2012	2011	Change

Net cash flow provided by (used in):
Operating activities	$20,753	$15,247	$5,506
Investing activities	$(52,795)	$(8,170)	$(44,625)
Financing activities	$30,438	$(8,879)	$39,317

Cash flows provided by operating activities for the quarters ended March 31, 2012 and 2011 were $20.8 million and $15.2 million, respectively, an increase of $5.6 million.  Our principal source of cash flows is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable to our 2011 and 2012 acquisitions.

Cash used in investing activities increased from $8.2 million in the 2011 period to $52.8 million in the 2012 period, an increase of $44.6 million.  The increase primarily relates to increased property acquisitions in 2012 (Storage Deluxe Acquisition with a purchase price totaling $74.4 million and two other property acquisitions with purchase prices totaling $12.0 million), which was offset by mortgage loan assumptions that aggregated $34.9 million, compared to 2011 (one property acquisition with purchase price of $14.0 million).

Cash (used in) provided by financing activities increased from ($8.9) million in 2011 to $30.4 million in 2012, an increase of $39.3 million. The increase relates to a net increase in revolving credit facility borrowings of $52.5 million that were used to finance the 2012 Storage Deluxe Acquisitions; offset by increased distributions of $4.1 million (additional shares and increased distributions paid per share in the 2012 period) and increased net debt repayments of $9.7 million in 2012 as compared to 2011.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect remaining recurring capital expenditures in the 2012 fiscal year to be approximately $5 million to $7 million.  In addition, we expect capital improvements totaling approximately $5 million related to our store upgrade and rebranding initiatives, through December 31, 2012.  Our currently scheduled principal payments on debt are approximately $167.7 million in 2012.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe cash flow from operations, access to our “at the market” equity program and access to our Credit Facility are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2012 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under the revolving portion of our Credit Facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

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

As of March 31, 2012, we had approximately $7.5 million in available cash and cash equivalents.  In addition, we had approximately $350 million of availability for borrowings under our Credit Facility.

Bank Credit Facilities

On June 20, 2011, we entered into an unsecured Term Loan Facility which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5 million provided that the aggregate of such additional advances does not exceed $50 million.  We incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  During 2011, we received two investment grade ratings, and therefore pricing on the Term Loan Facility now ranges from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.

On December 9, 2011, we entered into our Credit Facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015.  The Credit Facility replaces in its entirety our previous facility.  In connection with obtaining the Credit Facility, we paid additional deferred financing costs of $3.4 million and wrote off deferred financing fees related to our previous facility of $6.1 million.

Pricing on the Credit Facility depends on the Company’s unsecured debt credit rating. At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.80% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of March 31, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $50 million of unsecured revolving credit facility borrowings were outstanding and $350 million was available for borrowing under the Credit Facility.  We had interest rate swaps as of March 31, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at March 31, 2012, we had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.

As of March 31, 2012, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.37% and the effective interest rates on the five and seven-year term loans were 3.65% and 4.47%, respectively, after giving consideration to the interest rate swaps described elsewhere in this report.

The Term Loan Facility was fully drawn at March 31, 2012 and no further borrowings may be made under that facility.  Our ability to borrow under the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

We are currently in compliance with all of its financial covenants and anticipate being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), we may sell up to 20 million common shares at “at the market” prices. During the quarter ended March 31, 2012, we did not sell any shares under the program.  Since the inception of the program in 2009, we have sold 8.2 million shares with an average sales price of $7.30 per share, resulting in net proceeds of $60.1 million used to fund the acquisition of storage facilities and for general corporate purposes.  At March 31, 2012, we had 11.8 million shares available for sale under the program.

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

FFO

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, impairments of depreciable properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure.  The use of FFO, combined with the required primary GAAP presentations, has been fundamentally beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairments of depreciable assets,  and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define the term in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

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

The following table presents a reconciliation of net income to FFO for the three months ended March 31, 2012 and 2011 (in thousands):

	Three months ended March 31,
	2012	2011

Net loss attributable to common shareholders	$(5,345)	$(117)

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	25,403	14,895
Real property - discontinued operations	—	354
Company’s share of unconsolidated real estate ventures	514	—
Noncontrolling interest’s share of consolidated real estate ventures	(434)	(458)
Noncontrolling interests in the Operating Partnership	(149)	(5)

FFO	$19,989	$14,669

Weighted-average diluted shares and units outstanding	128,470	105,008

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

As of March 31, 2012 our consolidated debt consisted of $787.8 million of outstanding mortgages and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was $50 million of outstanding revolving credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 1%, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.5 million a year.  If market rates of interest on our variable rate debt decrease by 1%, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.5 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would decrease by approximately $14.1 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would increase by approximately $13.6 million.

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

Based on that evaluation, the Parent Company’s chief executive officer and chief financial officer have concluded that the Parent Company’s disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information required to be disclosed by the Parent Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Parent Company’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended March 31, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1- January 31	45,659	$11.01	N/A	3,000,000
February 1- February 29	2,269	11.75	N/A	3,000,000
March 1- March 31	—	—	N/A	3,000,000

Total	47,928	$11.05	N/A	3,000,000

(1)       Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

(2)       On September 27, 2007, the Parent Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased.  The Parent Company has made no repurchases under this program to date.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description

10.1*	Form of Performance Vested restricted Share Unit Agreement, incorporated by reference to Exhibit 10.1 to CubeSmart’s Current Report on Form 8-K filed with the SEC on January 31, 2012.

10.2

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011.

12.1	Statement regarding Computation of Ratios of CubeSmart. (filed herewith)

12.2	Statement regarding Computation of Ratios of CubeSmart L.P. (filed herewith)

31.1

Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2

Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3

Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4

Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished here with)

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

*	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: May 7, 2012	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: May 7, 2012	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2012	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

10.2

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011.

12.1	Statement regarding Computation of Ratios of CubeSmart.

12.2	Statement regarding Computation of Ratios of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.