Form 10-Q
period 2012-06-30
CubeSmart; CubeSmart, L.P.
filed 2012-08-06
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012.

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

CubeSmart:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 1, 2012
common shares of CubeSmart, $.01 par value	123,233,366

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2012 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2012, owned a 96.5% interest in the Operating Partnership. The remaining 3.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

•         the competitive environment in which we operate, including our ability to maintain or raise occupancies and rental rates;

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

•         our ability to maintain our Parent Company’s qualification as a real estate investment trust (“REIT”) for federal income tax purposes;

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K, as amended, and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

Given these uncertainties and the other risks identified elsewhere in this Report, we caution readers not to place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by securities laws.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Storage facilities	$2,226,295	$2,107,469
Less: Accumulated depreciation	(342,874)	(318,749)
Storage facilities, net	1,883,421	1,788,720
Cash and cash equivalents	137,796	9,069
Restricted cash	6,618	11,291
Loan procurement costs, net of amortization	9,190	8,073
Investment in real estate ventures, at equity	14,087	15,181
Assets held for sale	4,738	—
Other assets, net	33,128	43,645
Total assets	$2,088,978	$1,875,979

LIABILITIES AND EQUITY

Unsecured senior notes, net of discounts	$250,000	$—
Unsecured term loans	500,000	400,000
Mortgage loans and notes payable	244,756	358,441
Accounts payable, accrued expenses and other liabilities	55,453	51,025
Distributions payable	11,712	11,401
Deferred revenue	10,607	9,568
Security deposits	501	490
Total liabilities	1,073,029	830,925

Noncontrolling interests in the Operating Partnership	51,450	49,732

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 122,684,788 and 122,058,919 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	1,227	1,221
Additional paid in capital	1,315,424	1,309,505
Accumulated other comprehensive loss	(18,710)	(12,831)
Accumulated deficit	(372,082)	(342,013)
Total CubeSmart shareholders’ equity	925,890	955,913
Noncontrolling interest in subsidiaries	38,609	39,409
Total equity	964,499	995,322
Total liabilities and equity	$2,088,978	$1,875,979

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Rental income	$61,233	$50,299	$120,338	$99,558
Other property related income	6,988	5,336	12,965	9,849
Property management fee income	1,103	848	2,123	1,757
Total revenues	69,324	56,483	135,426	111,164
OPERATING EXPENSES
Property operating expenses	27,645	23,856	54,494	48,115
Depreciation and amortization	27,474	15,336	52,992	30,288
General and administrative	6,278	6,841	12,722	12,874
Total operating expenses	61,397	46,033	120,208	91,277
OPERATING INCOME	7,927	10,450	15,218	19,887
OTHER EXPENSE
Interest:
Interest expense on loans	(9,249)	(8,020)	(18,570)	(16,133)
Loan procurement amortization expense	(1,114)	(1,396)	(1,886)	(3,031)
Loan procurement amortization expense - early repayment of debt	—	(2,085)	—	(2,085)
Loss from early repayment of debt	(31)	—	(31)	—
Acquisition related costs	(313)	(146)	(863)	(255)
Equity in losses of real estate ventures	(210)	—	(461)	—
Other	(107)	(193)	(178)	(187)
Total other expense	(11,024)	(11,840)	(21,989)	(21,691)

LOSS FROM CONTINUING OPERATIONS	(3,097)	(1,390)	(6,771)	(1,804)

DISCONTINUED OPERATIONS
Income from discontinued operations	246	2,978	662	3,868
Gains on dispositions of discontinued operations	6,206	—	6,206	—
Total discontinued operations	6,452	2,978	6,868	3,868
NET INCOME	3,355	1,588	97	2,064
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(38)	(44)	111	(39)
Noncontrolling interest in subsidiaries	(774)	(642)	(1,508)	(1,240)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,543	902	(1,300)	785
Distribution to Preferred Shares	(1,502)	—	(3,004)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$1,041	$902	$(4,304)	$785

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.04)	$(0.02)	$(0.09)	$(0.03)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.05	$0.03	$0.05	$0.04
Basic and diluted earnings (loss) per share attributable to common shareholders	$0.01	$0.01	$(0.04)	$0.01

Weighted-average basic and diluted shares outstanding	122,599	98,844	122,433	98,807

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(5,185)	$(1,939)	$(10,925)	$(2,905)
Total discontinued operations	6,226	2,841	6,621	3,690
Net income (loss)	$1,041	$902	$(4,304)	$785

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET INCOME	$3,355	$1,588	$97	$2,064
Other comprehensive (loss) income:
Unrealized (loss) gain on interest rate swap	(6,791)	861	(6,103)	861
Unrealized (loss) gain on foreign currency translation	(105)	(24)	19	228
OTHER COMPREHENSIVE (LOSS) INCOME	(6,896)	837	(6,084)	1,089
COMPREHENSIVE (LOSS) INCOME	(3,541)	2,425	(5,987)	3,153
Comprehensive loss (income) attributable to noncontrolling interests in the Operating Partnership	197	(82)	317	(88)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(771)	(666)	(1,509)	(1,272)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE COMPANY	$(4,115)	$1,677	$(7,179)	$1,793

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional Paid	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted shares	238	2						2		2
Exercise of stock options	123	1			971			972		972
Conversion from shares to units	265	3			3,310			3,313		3,313	(3,313)
Amortization of restricted shares					1,032			1,032		1,032
Share compensation expense					606			606		606
Net (loss) income							(1,300)	(1,300)	1,508	208	(111)
Adjustment for noncontrolling interest in the Operating Partnership							(6,072)	(6,072)		(6,072)	6,072
Unrealized loss on interest rate swap						(5,897)		(5,897)		(5,897)	(206)
Unrealized gain on foreign currency translation						18		18	1	19	—
Preferred distributions							(3,004)	(3,004)		(3,004)	—
Common distributions							(19,693)	(19,693)	(2,309)	(22,002)	(724)
Balance at June 30, 2012	122,685	$1,227	3,100	$31	$1,315,424	$(18,710)	$(372,082)	$925,890	$38,609	$964,499	$51,450

											Noncontrolling
					Additional Paid	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2010	98,597	$986	—	$—	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling
interests in subsidiaries									7	7
Issuance of restricted shares	225	2						2		2
Exercise of stock options	24	1			121			122		122
Conversion from shares to units	8				85			85		85	(85)
Amortization of restricted shares					664			664		664
Share compensation expense					818			818		818
Net income							785	785	1,240	2,025	39
Adjustment for noncontrolling interest in the Operating Partnership							(5,305)	(5,305)		(5,305)	5,305
Unrealized gain on interest rate swap						797		797	25	822	39
Unrealized gain on foreign currency translation						211		211	7	218	10
Common distributions							(13,932)	(13,932)	(2,293)	(16,225)	(664)
Balance at June 30, 2011	98,854	$989	—	$—	$1,028,640	$(113)	$(321,053)	$708,463	$40,178	$748,641	$49,789

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011

Operating Activities
Net income	$97	$2,064
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,297	34,431
Gains on dispositions of discontinued operations	(6,206)	—
Equity compensation expense	1,638	1,482
Accretion of fair market value adjustment of debt	(242)	(57)
Loan procurement amortization expense- early repayment of debt	—	2,085
Equity in loss of real estate venture	461	—
Changes in other operating accounts:
Other assets	5,873	(3,261)
Restricted cash	3,294	582
Accounts payable and accrued expenses	(2,418)	612
Other liabilities	801	229
Net cash provided by operating activities	$58,595	$38,167

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(101,965)	$(56,379)
Cash distributions from real estate venture	633	—
Proceeds from sales of properties	22,662	—
Decrease (increase) in restricted cash	1,789	(79)
Net cash used in investing activities	$(76,881)	$(56,458)

Financing Activities
Proceeds from:
Revolving credit facility	$246,300	$87,200
Unsecured senior notes, net of discounts	249,638	—
Unsecured term loans	100,000	200,000
Mortgage loans and notes payable	—	3,537
Principal payments on:
Revolving credit facility	(246,300)	(121,200)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(175,963)	(36,417)
Settlement of hedge transaction	(195)	—
Exercise of stock options	972	121
Contributions from noncontrolling interests in subsidiaries	—	7
Distributions paid to common shareholders	(19,643)	(13,911)
Distributions paid to preferred shareholders	(2,720)	—
Distributions paid to noncontrolling interests in the Operating Partnership	(749)	(697)
Distributions paid to noncontrolling interests in subsidiaries	(2,308)	(2,293)
Loan procurement costs	(2,019)	(2,102)
Net cash provided by financing activities	$147,013	$14,245

Increase (decrease) in cash and cash equivalents	128,727	(4,046)

Cash and cash equivalents at beginning of period	9,069	5,891
Cash and cash equivalents at end of period	$137,796	$1,845

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$18,030	$16,370
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$1,791
Derivative valuation adjustment	$(5,908)	$861
Foreign currency translation adjustment	$19	$228
Mortgage loan assumption at fair value	$62,467	$7,943

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2012	2011

ASSETS
Storage facilities	$2,226,295	$2,107,469
Less: Accumulated depreciation	(342,874)	(318,749)
Storage facilities, net	1,883,421	1,788,720
Cash and cash equivalents	137,796	9,069
Restricted cash	6,618	11,291
Loan procurement costs, net of amortization	9,190	8,073
Investment in real estate ventures, at equity	14,087	15,181
Assets held for sale	4,738	—
Other assets, net	33,128	43,645
Total assets	$2,088,978	$1,875,979

LIABILITIES AND CAPITAL

Unsecured senior notes, net of discounts	$250,000	$—
Unsecured term loan	500,000	400,000
Mortgage loans and notes payable	244,756	358,441
Accounts payable, accrued expenses and other liabilities	55,453	51,025
Distributions payable	11,712	11,401
Deferred revenue	10,607	9,568
Security deposits	501	490
Total liabilities	1,073,029	830,925

Limited Partnership interest of third parties	51,450	49,732

Commitments and contingencies

Capital
Operating Partner	944,600	968,744
Accumulated other comprehensive loss	(18,710)	(12,831)
Total CubeSmart L.P. capital	925,890	955,913
Noncontrolling interests in subsidiaries	38,609	39,409
Total capital	964,499	995,322
Total liabilities and capital	$2,088,978	$1,875,979

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

REVENUES
Rental income	$61,233	$50,299	$120,338	$99,558
Other property related income	6,988	5,336	12,965	9,849
Property management fee income	1,103	848	2,123	1,757
Total revenues	69,324	56,483	135,426	111,164
OPERATING EXPENSES
Property operating expenses	27,645	23,856	54,494	48,115
Depreciation and amortization	27,474	15,336	52,992	30,288
General and administrative	6,278	6,841	12,722	12,874
Total operating expenses	61,397	46,033	120,208	91,277
OPERATING INCOME	7,927	10,450	15,218	19,887
OTHER EXPENSE
Interest:
Interest expense on loans	(9,249)	(8,020)	(18,570)	(16,133)
Loan procurement amortization expense	(1,114)	(1,396)	(1,886)	(3,031)
Loan procurement amortization expense - early repayment of debt	—	(2,085)	—	(2,085)
Loss from early extinguishment of debt	(31)	—	(31)	—
Acquisition related costs	(313)	(146)	(863)	(255)
Equity in losses of real estate ventures	(210)	—	(461)	—
Other	(107)	(193)	(178)	(187)
Total other expense	(11,024)	(11,840)	(21,989)	(21,691)

LOSS FROM CONTINUING OPERATIONS	(3,097)	(1,390)	(6,771)	(1,804)

DISCONTINUED OPERATIONS
Income from discontinued operations	246	2,978	662	3,868
Gains on dispositions of discontinued operations	6,206	—	6,206	—
Total discontinued operations	6,452	2,978	6,868	3,868
NET INCOME	3,355	1,588	97	2,064
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(774)	(642)	(1,508)	(1,240)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	2,581	946	(1,411)	824
Limited Partnership interest of third parties	(38)	(44)	111	(39)
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	2,543	902	(1,300)	785
Distribution to Preferred Units	(1,502)	—	(3,004)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$1,041	$902	$(4,304)	$785

Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.04)	$(0.02)	$(0.09)	$(0.03)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.05	$0.03	$0.05	$0.04
Basic and diluted earnings (loss) per unit attributable to common unitholders	$0.01	$0.01	$(0.04)	$0.01

Weighted-average basic and diluted shares outstanding	122,599	98,844	122,433	98,807

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Loss from continuing operations	$(5,185)	$(1,939)	$(10,925)	$(2,905)
Total discontinued operations	6,226	2,841	6,621	3,690
Net income (loss)	$1,041	$902	$(4,304)	$785

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

NET INCOME	$3,355	$1,588	$97	$2,064
Other comprehensive income:
Unrealized (loss) gain on interest rate swap	(6,791)	861	(6,103)	861
Unrealized (loss) gain on foreign currency translation	(105)	(24)	19	228
OTHER COMPREHENSIVE (LOSS) INCOME	(6,896)	837	(6,084)	1,089
COMPREHENSIVE (LOSS) INCOME	(3,541)	2,425	(5,987)	3,153
Comprehensive loss (income) attributable to Limited Partnership interest of third parties	197	(82)	317	(88)
Comprehensive income attributable to noncontrolling interests in subsidiaries	(771)	(666)	(1,509)	(1,272)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO OPERATING PARTNER	$(4,115)	$1,677	$(7,179)	$1,793

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

								Limited
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interest in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted units	238		2		2		2
Exercise of unit options	123		972		972		972
Conversion from units to shares	265		3,313		3,313		3,313	(3,313)
Amortization of restricted units			1,032		1,032		1,032
Unit compensation expense			606		606		606
Net (loss) income			(1,300)		(1,300)	1,508	208	(111)
Adjustment for Limited Partnership interest of third parties			(6,072)		(6,072)		(6,072)	6,072
Unrealized loss on interest rate swap				(5,897)	(5,897)		(5,897)	(206)
Unrealized gain on foreign currency translation				18	18	1	19
Preferred distributions			(3,004)		(3,004)		(3,004)
Common distributions			(19,693)		(19,693)	(2,309)	(22,002)	(724)
Balance at June 30, 2012	122,685	3,100	$944,600	$(18,710)	$925,890	$38,609	$964,499	$51,450

								Limited
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interest in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2010	98,597	—	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling
interests in subsidiaries						7	7
Issuance of restricted units	225		2		2		2
Exercise of unit options	24		122		122		122
Conversion from units to shares	8		85		85		85	(85)
Amortization of restricted units			664		664		664
Unit compensation expense			818		818		818
Net income			785		785	1,240	2,025	39
Adjustment for Limited Partnership interest of third parties			(5,305)		(5,305)		(5,305)	5,305
Unrealized gain on interest rate swap				797	797	25	822	39
Unrealized gain on foreign currency translation				211	211	7	218	10
Common distributions			(13,932)		(13,932)	(2,293)	(16,225)	(664)
Balance at June 30, 2011	98,854	—	$708,576	$(113)	$708,463	$40,178	$748,641	$49,789

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011

Operating Activities
Net income	$97	$2,064
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	55,297	34,431
Gains on dispositions of discontinued operations	(6,206)	—
Equity compensation expense	1,638	1,482
Accretion of fair market value adjustment of debt	(242)	(57)
Loan procurement amortization expense- early repayment of debt	—	2,085
Equity in loss of real estate venture	461	—
Changes in other operating accounts:
Other assets	5,873	(3,261)
Restricted cash	3,294	582
Accounts payable and accrued expenses	(2,418)	612
Other liabilities	801	229
Net cash provided by operating activities	$58,595	$38,167

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(101,965)	$(56,379)
Cash distributions from real estate venture	633	—
Proceeds from sales of properties	22,662	—
Decrease (increase) in restricted cash	1,789	(79)
Net cash used in investing activities	$(76,881)	$(56,458)

Financing Activities
Proceeds from:
Revolving credit facility	$246,300	$87,200
Unsecured senior notes, net of discounts	249,638	—
Unsecured term loans	100,000	200,000
Mortgage loans and notes payable	—	3,537
Principal payments on:
Revolving credit facility	(246,300)	(121,200)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(175,963)	(36,417)
Settlement of hedge transaction	(195)	—
Exercise of unit options	972	121
Contributions from noncontrolling interests in subsidiaries	—	7
Distributions paid to common unitholders	(20,392)	(14,608)
Distributions paid to preferred unitholders	(2,720)	—
Distributions paid to noncontrolling interests in subsidiaries	(2,308)	(2,293)
Loan procurement costs	(2,019)	(2,102)
Net cash provided by financing activities	$147,013	$14,245

Increase (decrease) in cash and cash equivalents	128,727	(4,046)

Cash and cash equivalents at beginning of period	9,069	5,891
Cash and cash equivalents at end of period	$137,796	$1,845

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$18,030	$16,370
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$1,791
Derivative valuation adjustment	$(5,908)	$861
Foreign currency translation adjustment	$19	$228
Mortgage loan assumption at fair value	$62,467	$7,943

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland real estate investment trust, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   The Company’s self-storage facilities (collectively, the “Properties”) are located in 25 states throughout the United States and the District of Columbia and are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of June 30, 2012, the Parent Company owned approximately 96.5% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2011, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2012	2011
	(in thousands)
Land	$429,952	$417,067
Buildings and improvements	1,661,539	1,574,769
Equipment	127,551	110,371
Construction in progress (a)	7,253	5,262
Total	2,226,295	2,107,469
Less accumulated depreciation	(342,874)	(318,749)
Storage facilities — net	$1,883,421	$1,788,720

(a)  The June 30, 2012 construction in progress balance includes project costs of $0.4 million related to the rebranding initiative and $1.0 million related to the store upgrade initiative.  The December 31, 2011 construction in progress balance includes project costs of $1.6 million related to the rebranding initiative and $0.7 million related to the store upgrade initiative.

As assets become fully depreciated, the carrying values are removed from their respective asset categories and accumulated depreciation.  During the six months ended June 30, 2012 and 2011, $7.3 million and $23.9 million of assets, respectively, became fully depreciated and were removed from storage facilities and accumulated depreciation.

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2011 and ended June 30, 2012:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April 2012	5	133,676
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
			8	$150,646

2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
			8	$23,162

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT, and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147

2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200

4.  ACQUISITIONS

Storage Deluxe Acquisition

During the six months ended June 30, 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired five properties with a purchase price of approximately $133.7 million. The five properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.9 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $1.7 million and $2.1 million, respectively.   In connection with the five acquired facilities, the Company assumed mortgage debt, at fair value, with a net book value of $62.5 million, which includes an outstanding principal balance totaling $59.6 million and a net premium of $2.9 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.  The Company expects to close the acquisition of the last property in the Storage Deluxe portfolio during the third quarter of 2012, subject to due diligence/regulatory conditions.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe for a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $4.5 million and $9.0 million, respectively.

Other 2012 Acquisitions

During the six months ended June 30, 2012, the Company acquired three self-storage facilities located in Texas and Georgia for an aggregate purchase price of approximately $17.0 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $1.8 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $0.3 million and $0.5 million, respectively.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $1.3 million, and $3.0 million, respectively.  In connection with three of the acquisitions, the Company assumed mortgage debt, at fair value, with a net book value of $21.8 million, which included an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 26, 2011, the Company contributed $15.4 million in cash for a 50% interest in a partnership, that owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida (collectively the HSRE Venture “HSREV”). The other partner holds the remaining 50% interest in HSREV.

HSREV is not consolidated because the Company is not the primary beneficiary, the limited partners have the ability to dissolve or remove the Company from the partnership without cause and the Company does not possess substantive participating rights.  The Company accounts for its unconsolidated interests in its real estate ventures using the equity method.  The Company’s investment in HSREV is included in “Investment in real estate ventures, at equity” on the Company’s consolidated balance sheet and earnings attributable to HSREV are presented in “Equity in losses of real estate ventures” on the Company’s consolidated statements of operations.

The Company’s investment in real estate ventures, at equity was $14.1 million at June 30, 2012, and the Company’s equity in losses of real estate ventures for the six months ended June 30, 2012 was approximately $0.5 million.

The amounts reflected in the following tables are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the real estate venture as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30,	December 31,
	2012	2011

Assets
Net property	$76,039	$78,677
Other assets	2,234	2,242
Total Assets	$78,273	$80,919

Liabilities and equity
Other liabilities	$1,015	$867
Debt (a)	59,663	60,083
Equity:
CubeSmart (b)	8,714	9,984
Joint venture partner	8,881	9,985
Total Liabilities and equity	$78,273	$80,919

(a)          The real estate venture’s debt matures on July 31, 2014, and bears interest at 6%.  HSREV’s creditors have no recourse to the general credit of the Company.

(b)         The difference between the Company’s share of the net assets of the unconsolidated real estate ventures and the Company’s investment in real estate ventures per the accompanying consolidated balance sheets relates primarily to purchase price adjustments that are recorded by the Company on its financial statements in accordance with GAAP, but are not reflected in the above summary of the financial position of the real estate venture.

The following is a summary of results of operations of the real estate venture for the three and six months ended June 30, 2012 (in thousands):

	Three months ended	Six months ended
	June 30, 2012

Revenue	$2,421	$4,803
Operating expenses	996	1,953
Interest expense, net	903	1,810
Depreciation and amortization	897	1,794
Net loss	(375)	(754)
Company’s share of loss	(210)	(461)

6.  UNSECURED SENIOR NOTES

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  Net proceeds from the offering were used to repay $129 million in outstanding debt under the Company’s $300 million unsecured revolving credit facility. The Company intends to use the remaining net proceeds from this offering for general corporate purposes, which may include acquisitions, investments in joint ventures and repayment or repurchase of other indebtedness.   The senior notes had an effective interest rate of 4.82% at June 30, 2012.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of no less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating

Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all its financial covenants under the senior notes.

7.  UNSECURED CREDIT FACILITY AND UNSECURED TERM LOANS

On June 20, 2011, the Company entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5 million provided that the aggregate of such additional advances does not exceed $50 million.  The Company incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Pricing on the Term Loan Facility ranges, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  As of December 31, 2011, the Company had received two investment grade ratings, and therefore pricing on the Term Loan Facility ranges from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.

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

As of June 30, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $300 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The Company had interest rate swaps as of June 30, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at June 30, 2012, the Company had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   As of June 30, 2012, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.26%.

The Term Loan Facility was fully drawn at June 30, 2012 and no further borrowings may be made under that facility.  The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loan	2012	2011	Interest Rate	Date
	(dollars in thousands)
YSI 53	$—	$9,100	5.93%	Jul-12
YSI 6	—	74,834	5.13%	Aug-12
YASKY	—	80,000	4.96%	Sep-12
YSI 14	1,674	1,703	5.97%	Jan-13
YSI 7	2,997	3,032	6.50%	Jun-13
YSI 8	1,713	1,733	6.50%	Jun-13
YSI 9	1,884	1,906	6.50%	Jun-13
YSI 17	3,918	3,987	6.32%	Jul-13
YSI 27	471	481	5.59%	Nov-13
YSI 30	6,909	7,049	5.59%	Nov-13
USIFB	7,178	7,125	4.80%	Dec-13
YSI 11	2,314	2,350	5.87%	Jan-14
YSI 5	3,051	3,100	5.25%	Jan-14
YSI 28	1,485	1,509	5.59%	Mar-14
YSI 37	2,154	2,174	7.25%	Aug-14
YSI 44	1,055	1,070	7.00%	Sep-14
YSI 41	3,720	3,775	6.60%	Sep-14
YSI 45	5,307	5,353	6.75%	Oct-14
YSI 48	18,360	24,870	7.25%	Nov-14
YSI 50	2,229	2,260	6.75%	Dec-14
YSI 10	3,970	4,011	5.87%	Jan-15
YSI 15	1,808	1,832	6.41%	Jan-15
YSI 52	4,803	4,884	5.44%	Jan-15
YSI 58	9,116	—	5.90%	Jan-15
YSI 29	13,158	—	5.17%	Aug-15
YSI 20	59,552	60,551	5.97%	Nov-15
YSI 51	7,375	7,423	6.36%	Oct-16
YSI 31	13,285	13,414	6.75%	Jun-19	(a)
YSI 35	4,419	4,464	6.90%	Jul-19	(a)
YSI 32	5,893	5,950	6.75%	Jul-19	(a)
YSI 33	11,045	11,157	6.42%	Jul-19
YSI 39	3,834	3,867	6.50%	Sep-19	(a)
YSI 47	—	3,091	6.63%	Jan-20	(a)
YSI 26	9,176	—	5.45%	Nov-20
YSI 57	3,221	—	5.45%	Nov-20
YSI 55	24,674	—	5.30%	Jun-21
Unamortized fair value adjustment	3,008	386

Total mortgage loans and notes payable	$244,756	$358,441

(a)                  These borrowings have a fixed interest rate for the first five-years of their term, and the rate then resets and remains constant over the final five-years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at June 30, 2012 (in thousands):

2012	$2,917
2013	31,846
2014	56,323
2015	86,219
2016	8,265
2017 and thereafter	56,178
Total mortgage payments	241,748
Plus: Unamortized fair value adjustment	3,008
Total mortgage indebtedness	$244,756

The Company currently intends to fund its remaining 2012 and 2013 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($300 million available as of June 30, 2012).

9.  DERIVATIVE FINANCIAL INSTRUMENTS

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2012 and December 31, 2011, respectively (dollars in thousands):

							Fair Value
Hedge			Notional				June 30,	December 31,
Product	Hedge Type		Amount	Strike	Effective Date	Maturity	2012	2011

Cap	Cash flow		$100,000	2.0000%	2/1/2011	1/31/2012	$—	$—
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(1,862)	(1,494)
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(1,861)	(1,502)
Swap	Cash flow	(a)	$20,000	1.8025%	6/20/2011	6/20/2016	(928)	(727)
Swap	Cash flow	(a)	$75,000	1.3360%	12/30/2011	3/31/2017	(2,024)	(907)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(1,319)	(484)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(1,323)	(485)
Swap	Cash flow	(a)	$25,000	1.3375%	12/30/2011	3/31/2017	(673)	(319)
Swap	Cash flow	(a)	$40,000	2.4590%	6/20/2011	6/20/2018	(3,299)	(2,553)
Swap	Cash flow	(a)	$40,000	2.4725%	6/20/2011	6/20/2018	(3,348)	(2,628)
Swap	Cash flow	(a)	$20,000	2.4750%	6/20/2011	6/20/2018	(1,665)	(1,295)
							$(18,302)	$(12,394)

(a)          Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).

During the three months ended June 30, 2012, the Company paid $0.2 million to settle a swap associated with the unsecured senior note offering.  The Company recorded this amount to accumulated other comprehensive loss and will amortize the amount over the life of the notes.

10.  FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities carried at fair value as of June 30, 2012 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$18,302	$—

Total liabilities at fair value	$—	$18,302	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2011 or during the six months ended June 30, 2012 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of June 30, 2012 the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective carrying values at June 30, 2012 and December 31, 2011.  The Company had fixed interest rate loans with a carrying value of $894.8 million and $758.4 million at June 30, 2012 and December 31, 2011, respectively.  The estimated fair values of these fixed rate loans were $886.2 million and $736.3 million at June 30, 2012 and December 31, 2011, respectively.  The Company had a variable interest rate loan with a carrying value of $100.0 million at June 30, 2012.  The estimated fair value of the variable interest rate loan approximates its carrying value due to its floating rate nature and market spreads.  This estimate is based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.  At June 30, 2012, HART had total assets of $86.1 million, including $83.8 million of storage facilities, net and total liabilities of $2.2 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At June 30, 2012, the Venture had total assets of $11.4 million and total liabilities of $7.7 million, including two mortgage loans totaling $7.2 million secured by storage facilities with a net book value of $11.1 million.  At June 30, 2012, the Venture’s creditors had no recourse to the general credit of the Company.

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

Approximately 3.5% and 3.7% of the outstanding OP Units as of June 30, 2012 and December 31, 2011, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit. At June 30, 2012 and December 31, 2011, 4,408,730 and 4,674,136 OP units were outstanding, respectively, and the calculated aggregate redemption value of outstanding OP units was based upon CubeSmart’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at June 30, 2012 and December 31, 2011, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $6.1 million and $7.1 million at June 30, 2012 and December 31, 2011, respectively.

12.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee of the Company).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for each of the three months ended June 30, 2012 and June 30, 2011 was approximately $0.1 million.  Additionally, the aggregate amount of payments for each of the six months ended June 30, 2012 and June 30, 2011 was approximately $0.2 million.  The Company vacated the office space owned by Amsdell and Amsdell in 2007, but remains obligated under certain terms of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of June 30, 2012 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2012	$238	$157
2013	499	314
2014	499	315
	$1,236	$786

13.  DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2012, discontinued operations relates to eight properties that the Company sold during 2012 and one property that was held for sale as of June 30, 2012.  For the three and six months ended June 30, 2011, discontinued operations relates to eight properties that the Company sold during 2012, one property that was held for sale as of June 30, 2012, 19 properties sold during 2011 and proceeds received in 2011 in conjunction with eminent domain proceedings on our North H Street asset during 2009.  Each of the sales during 2012 resulted in the recognition of a gain, which in the aggregate totaled $6.2 million.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the three and six months ended June 30, 2012 and 2011 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

REVENUES
Rental income	$897	$4,511	$1,900	$7,114
Other property related income	100	306	195	557
Total revenues	997	4,817	2,095	7,671
OPERATING EXPENSES
Property operating expenses	531	1,231	968	2,573
Depreciation and amortization	220	608	465	1,230
Total operating expenses	751	1,839	1,433	3,803
OPERATING INCOME	246	2,978	662	3,868
Income from discontinued operations	246	2,978	662	3,868
Gain on disposition of discontinued operations	6,206	—	6,206	—
Income from discontinued operations	$6,452	$2,978	$6,868	$3,868

14.  PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2012, the Company acquired eight self-storage facilities for an aggregate purchase price of approximately $150.6 million (see note 4).

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2012 and 2011 as if each had occurred as of January 1, 2011 and 2010.  The pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2012 and 2011 based on the assumptions described above:

	Six Months Ended June 30,
	2012	2011
	(in thousands, except per share data)

Pro forma revenue	$136,430	$127,814
Pro forma net loss from continuing operations	$5,620	$(9,897)
Net loss per common share from continuing operations
Basic and diluted - as reported	$(0.09)	$(0.03)
Basic and diluted - as pro forma	$0.03	$(0.11)

The following table summarizes the Company’s revenue and earnings related to the 2012 and 2011 acquisitions since the acquisition dates, included in the consolidated income statement for the three and six months ended June 30, 2012 and 2011:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands)
Total revenue	$11,924	$1,251	$21,753	$1,664
Net income	(6,519)	(170)	(12,337)	(129)

15.  SUBSEQUENT EVENTS

On July 5, 2012, the Company repaid the YSI 31 and YSI 32 mortgage loans, scheduled to mature on June 1, 2019 and July 1, 2019, respectively, totaling approximately $19.1 million with available cash from the issuance of the senior notes in June 2012.

Subsequent to June 30, 2012, the Company acquired eight facilities located in Texas, Virginia, Connecticut and New York for $116.4 million (including the assumption of $42.8 million of debt).

On August 1, 2012, the Company repaid the YSI 37 mortgage loan of approximately $2.2 million that was scheduled to mature on August 5, 2014, with available cash from the issuance of the senior notes in June 2012.

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2012 and December 31, 2011, the Company owned 370 self-storage facilities, respectively, totaling approximately 24.4 million rentable square feet, respectively.  As of June 30, 2012, the Company owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of June 30, 2012, the Company managed 106 properties for third parties bringing the total number of properties which it owned and/or managed to 476.  As of June 30, 2012, the Company managed facilities in the District of Columbia and the following 20 states:  Arkansas, California, Colorado, Connecticut, Florida, Georgia, Illinois, Massachusetts, Maryland, Michigan, New Hampshire, Minnesota, New Jersey, New York, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas and Virginia.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in Florida, New York, California and Texas provided approximately 16%, 15%, 11% and 10%, respectively, of total revenues for the six months ended June 30, 2012.

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

Storage Deluxe Acquisition

During the six months ended June 30, 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired five properties with a purchase price of approximately $133.7 million. The five properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.9 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $1.7 million and $2.1 million, respectively.   In connection with the five acquired facilities, the Company assumed mortgage debt, at fair value, with a net book value of $62.5 million, which includes an outstanding principal balance totaling $59.6 million and a net premium of $2.9 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.  The one remaining Storage Deluxe property is expected to close during the third quarter of 2012.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe for a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $4.5 million and $9.0 million, respectively.

Other 2012 Acquisitions

During the six months ended June 30, 2012, the Company acquired three self-storage facilities located in Texas and Georgia for an aggregate purchase price of approximately $17.0 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $1.8 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $0.3 million and $0.5 million, respectively.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2012 was approximately $1.3 million, and $3.0 million, respectively.  In connection with three of the acquisitions, the Company assumed mortgage debt, at fair value, with a net book value of $21.8 million, which included an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

Revenue Recognition

Management has determined that all of our leases with tenants are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month.

The Company recognizes gains on disposition of properties only upon closing in accordance with the guidance on sales of real estate.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale.  Profit may be deferred in whole or in part until the sale meets the requirements of profit recognition on sales under this guidance.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented.   We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At June 30, 2012, there were 330 same-store properties and 40 non same-store properties, of which 27 were 2011 acquisitions, eight were 2012 acquisitions, and five were properties that were not stabilized, damaged by natural disaster or had undergone significant renovation.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2012 and 2011, the Company owned 370 and 367 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2011 through June 30, 2012:

	2012	2011

Balance - January 1	370	363
Facilities acquired	6	1
Facilities sold	—	—
Balance - March 31	376	364
Facilities acquired	2	4
Facilities consolidated	—	(1)
Facilities sold	(8)	—
Balance - June 30	370	367
Facilities acquired		4
Facilities sold		(18)
Balance - September 30		353
Facilities acquired		18
Facilities sold		(1)
Balance - December 31		370

Comparison of the three months ended June 30, 2012 to the three months ended June 30, 2011 (in thousands, except store count, occupancies and rates)

	Same-Store Property Portfolio				Non Same-Store		Other/		Total Portfolio
			Increase/	%	Properties		Eliminations				Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$49,719	$48,615	$1,104	2.3%	$11,514	$1,684	$—	$—	$61,233	$50,299	$10,934	22%
Other property related income	5,214	4,735	479	10.1%	1,213	237	561	364	6,988	5,336	1,652	31%
Property management fee income	—	—	—	0.0%	—	—	1,103	848	1,103	848	255	30%
Total revenues	54,933	53,350	1,583	3.0%	12,727	1,921	1,664	1,212	69,324	56,483	12,841	23%

OPERATING EXPENSES:
Property operating expenses	20,083	20,217	(134)	-0.7%	4,450	832	3,112	2,807	27,645	23,856	3,789	16%
NET OPERATING INCOME	34,850	33,133	1,717	5.2%	8,277	1,089	(1,448)	(1,595)	41,679	32,627	9,052	28%

Property count	330	330			40				370
Total square footage	21,538	21,538			2,826				24,364
Period Average Occupancy (1)	81.5%	78.7%			79.5%				81.2%
Period End Occupancy (2)	83.6%	80.0%			80.6%				83.3%
Realized annual rent per occupied square foot (3)	$11.33	$11.47			$20.61				$12.38
Scheduled annual rent per square foot (4)	$11.98	$12.52			$28.08				$13.39

Depreciation and amortization									27,474	15,336	12,138	79.1%
General and administrative									6,278	6,841	(563)	-8.2%
Subtotal									33,752	22,177	11,575	52.2%
Operating income									7,927	10,450	(2,523)	-24.1%

Other Expense:
Interest:
Interest expense on loans									(9,249)	(8,020)	1,229	15.3%
Loan procurement amortization expense									(1,114)	(1,396)	(282)	-20.2%
Loan procurement amortization expense- early repayment of debt									—	(2,085)	(2,085)	-100.0%
Loss from early extinguishment of debt									(31)	—	31	100.0%
Acquisition related costs									(313)	(146)	167	114.4%
Equity in losses of real estate ventures									(210)	—	210	100.0%
Other									(107)	(193)	(86)	-44.6%
Total other expense									(11,024)	(11,840)	816	-6.9%

LOSS FROM CONTINUING OPERATIONS									(3,097)	(1,390)	(1,707)	-122.8%

DISCONTINUED OPERATIONS
Income from discontinued operations									246	2,978	(2,732)	-91.7%
Gains on dispositions of discontinued operations									6,206	—	6,206	100.0%
Total discontinued operations									6,452	2,978	3,474	116.7%
NET INCOME									3,355	1,588	1,767	-111.3%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(38)	(44)	(6)	-13.6%
Noncontrolling interests in subsidiaries									(774)	(642)	(132)	20.6%

NET INCOME ATTRIBUTABLE TO THE COMPANY									$2,543	$902	$1,641	-181.9%

(1)             Represents the weighted average occupancy for the period.

(2)             Represents occupancy at June 30 of the respective year.

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

Revenues

Rental income increased from $50.3 million during the three months ended June 30, 2011 to $61.2 million during the three months ended June 30, 2012, an increase of $10.9 million, or 22%. This increase is primarily attributable to $9.8 million of additional income from the properties acquired in 2011 and 2012 and an increase in average occupancy in the same-store portfolio which contributed $1.1 million to the increase in rental income during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Other property related income increased from $5.3 million during the three months ended June 30, 2011 to $7.0 million during the three months ended June 30, 2012, an increase of $1.7 million, or 32%.  This increase is primarily attributable to $1.0 million of additional income from the 2011 and 2012 acquisitions, an increase of $0.5 million in same-store late fee revenue and tenant insurance commissions, and increased third party insurance commissions of $0.2 million during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Operating Expenses

Property operating expenses increased from $23.9 million during the three months ended June 30, 2011 to $27.6 million during the three months ended June 30, 2012, an increase of $3.8 million, or 16%.  This increase is primarily attributable to $3.9 million of increased expenses associated with newly acquired properties and property administration expenses, offset by reductions on the same-store portfolio related to decreased real estate taxes and utility costs.

Depreciation and amortization increased from $15.3 million during the three months ended June 30, 2011 to $27.5 million during the three months ended June 30, 2012, an increase of $12.2 million, or 79%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions including an increase in amortization of lease intangibles of $6.3 million recognized during the 2012 period.

Other Income (Expenses)

Interest expense increased from $8.0 million during the three months ended June 30, 2011 to $9.2 million during the three months ended June 30, 2012, an increase of $1.2 million, or 15%.  The increase is attributable to a higher amount of outstanding debt in the 2012 period primarily resulting from the debt assumed in conjunction with the 2011 and 2012 Storage Deluxe Acquisitions and other acquisitions, offset by lower interest rates on the Credit Facility in the 2012 period as compared to the 2011 period.

Loan procurement amortization expense — early repayment of debt decreased from $2.1 million during 2011 with no comparable expense during the 2012 period.  This decrease relates to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the quarter ended June 30, 2011.

Equity in losses of real estate ventures was $0.2 million for the three months ended June 30, 2012, with no comparable amount during the 2011 period.  This expense is related to earnings attributable to HSREV, which was formed in September 2011.

Discontinued Operations

Income from discontinued operations decreased from $3.0 million for the three months ended June 30, 2011 to $0.2 million for the three months ended June 30, 2012.  Income during the 2012 period relates to the sale of eight assets during 2012 and one property that was considered held for sale as of June 30, 2012.  Income during the 2011 period is related to the sale of eight assets during 2012, one property that was considered held for sale as of June 30, 2012 and 19 assets sold during 2011 and proceeds received in 2011 in conjunction with eminent domain proceedings on our North H Street asset during 2009.  Gains on dispositions of discontinued operations increased to $6.2 million during the three months ended June 30, 2012, with no comparable gains recognized in the 2011 period.  The gain relates to the disposition of eight facilities during the 2012 period.

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011 (in thousands, except store count, occupancies and rates)

	Same-Store Property Portfolio				Non Same-Store		Other/		Total Portfolio
			Increase/	%	Properties		Eliminations				Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$99,011	$96,951	$2,060	2.1%	$21,327	$2,607	$—	$—	$120,338	$99,558	$20,780	21%
Other property related income	9,753	8,804	949	10.8%	2,141	394	1,071	651	12,965	9,849	3,116	32%
Property management fee income	—	—	—	0.0%	—	—	2,123	1,757	2,123	1,757	366	21%
Total revenues	108,764	105,755	3,009	2.8%	23,468	3,001	3,194	2,408	135,426	111,164	24,262	22%

OPERATING EXPENSES:
Property operating expenses	40,124	41,138	(1,014)	-2.5%	7,934	1,369	6,436	5,608	54,494	48,115	6,379	13%
NET OPERATING INCOME	68,640	64,617	4,023	6.2%	15,534	1,632	(3,242)	(3,200)	80,932	63,049	17,883	28%

Property count	330	330			40				370
Total square footage	21,538	21,538			2,826				24,364
Period Average Occupancy (1)	80.0%	77.8%			77.9%				79.7%
Period End Occupancy (2)	83.6%	80.0%			80.0%				83.3%
Realized annual rent per occupied square foot (3)	$11.49	$11.57			$19.32				$12.39
Scheduled annual rent per square foot (4)	$12.24	$12.50			$22.79				$13.46

Depreciation and amortization									52,992	30,288	22,704	75.0%
General and administrative									12,722	12,874	(152)	-1.2%
Subtotal									65,714	43,162	22,552	52.2%
Operating income									15,218	19,887	(4,669)	-23.5%

Other Expense:
Interest:
Interest expense on loans									(18,570)	(16,133)	2,437	15.1%
Loan procurement amortization expense									(1,886)	(3,031)	(1,145)	-37.8%
Loan procurement amortization expense- early repayment of debt									—	(2,085)	(2,085)	-100.0%
Loss from early extinguishment of debt									(31)	—	31	100.0%
Acquisition related costs									(863)	(255)	608	238.4%
Equity in losses of real estate ventures									(461)	—	461	100.0%
Other									(178)	(187)	(9)	-4.8%
Total other expense									(21,989)	(21,691)	(298)	1.4%

LOSS FROM CONTINUING OPERATIONS									(6,771)	(1,804)	(4,967)	-275.3%

DISCONTINUED OPERATIONS
Income from discontinued operations									662	3,868	(3,206)	-82.9%
Gains on dispositions of discontinued operations									6,206	—	6,206	100.0%
Total discontinued operations									6,868	3,868	3,000	77.6%
NET INCOME									97	2,064	(1,967)	95.3%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									111	(39)	(150)	-384.6%
Noncontrolling interests in subsidiaries									(1,508)	(1,240)	(268)	21.6%

NET LOSS ATTRIBUTABLE TO THE COMPANY									(1,300)	785	(2,085)	265.6%

(1)             Represents the weighted average occupancy for the period.

(2)             Represents occupancy at June 30 of the respective year.

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

Revenues

Rental income increased from $99.6 million during the six months ended June 30, 2011 to $120.3 million during the six months ended June 30, 2012, an increase of $20.7 million, or 21%. This increase is primarily attributable to $18.7 million of additional income from the properties acquired in 2011 and 2012 and an increase in average occupancy in the same-store portfolio which contributed $2.1 million to the increase in rental income during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Other property related income increased from $9.9 million during the six months ended June 30, 2011 to $13.0 million during the six months ended June 30, 2012, an increase of $3.1 million, or 32%.  This increase is primarily attributable to $1.7 million of additional income from the 2011 and 2012 acquisitions, an increase of $1.1 million in same-store late fee revenue and tenant insurance commissions, and increased third party insurance commissions of $0.4 million during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

Operating Expenses

Property operating expenses increased from $48.1 million during the six months ended June 30, 2011 to $54.5 million during the six months ended June 30, 2012, an increase of $6.4 million, or 13%.  This increase is primarily attributable to $6.6 million of increased expenses associated with newly acquired properties, offset by reductions in the same-store portfolio primarily related to decreased snow removal and utility costs.

Depreciation and amortization increased from $30.3 million during the six months ended June 30, 2011 to $53.0 million during the six months ended June 30, 2012, an increase of $22.7 million, or 75%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions including an increase in amortization of lease intangibles of $12.0 million recognized during the 2012 period.

Other Income (Expenses)

Interest expense increased from $16.1 million during the six months ended June 30, 2011 to $18.6 million during the six months ended June 30, 2012, an increase of $2.5 million, or 16%.  The increase is attributable to a higher amount of outstanding debt in the 2012 period primarily resulting from the debt assumed in conjunction with the 2011 and 2012 Storage Deluxe Acquisitions and other acquisitions, offset by lower interest rates on the Credit Facility in the 2012 period as compared to the 2011 period.

Loan procurement amortization expense — early repayment of debt decreased from $2.1 million during 2011 with no comparable expense during the 2012 period.  This decrease relates to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the quarter ended June 30, 2011.

Acquisition related costs increased from $0.3 million during the six months ended June 30, 2011 to $0.9 million during the six months ended June 30, 2012 as a result of the acquisition of eight self-storage facilities in the 2012 period, including five facilities in the Storage Deluxe portfolio, compared to five acquisitions during the 2011 period.

Equity in losses of real estate ventures was $0.5 million for the six months ended June 30, 2012, with no comparable amount during the 2011 period.  This expense is related to earnings attributable to HSREV, which was formed in September 2011.

Discontinued Operations

Income from discontinued operations decreased from $3.9 million for the six months ended June 30, 2011 to $0.7 million for the six months ended June 30, 2012.  Income during the 2012 period relates to the sale of eight assets during 2012 and one property that was considered held for sale as of June 30, 2012.  Income during the 2011 period is related to the sale of eight assets during 2012, one property that was considered held for sale as of June 30, 2012 and 19 assets sold during 2011 and proceeds received in 2011 in conjunction with eminent domain proceedings on our North H Street asset during 2009.  Gains on dispositions of discontinued operations increased to $6.2 million during the three months ended June 30, 2012, with no comparable gains recognized in the 2011 period.  The gain relates to the disposition of eight facilities during the 2012 period.

Cash Flows

Comparison of the six months ended June 30, 2012 to the six months ended June 30, 2011

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2012 and 2011 is as follows (in thousands):

	Six Months Ended June 30,
	2012	2011	Change

Net cash flow provided by (used in):
Operating activities	$58,595	$38,167	$20,428
Investing activities	$(76,881)	$(56,458)	$(20,423)
Financing activities	$147,013	$14,245	$132,768

Cash flows provided by operating activities for the six months ended June 30, 2012 and 2011 were $58.6 million and $38.2 million, respectively, an increase of $20.4 million.  Our principal source of cash flows is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable to our 2011 and 2012 acquisitions and increased net operating income levels on the same-store portfolio in the 2012 period as compared to the 2011 period.

Cash used in investing activities increased from $56.5 million in the 2011 period to $76.9 million in the 2012 period, an increase of $20.4 million.  The increase primarily relates to increased property acquisitions in 2012 (Storage Deluxe Acquisition with a net purchase price totaling $76.1 million and three other property acquisitions with purchase prices totaling $16.7 million), compared to 2011 (five property acquisitions with a total purchase price of $58.7 million).  The increase is offset by increased disposition activity in the 2012 period (eight dispositions compared to none in the 2011 period).

Cash provided by financing activities increased from $14.2 million in 2011 to $147.0 million in 2012, an increase of $132.8 million. The increase relates primarily to a net increase in unsecured senior note borrowings of $249.6 million during the quarter.  A portion of these proceeds were used to repay the outstanding balance on the revolving credit facility and the remaining was cash on hand at June 30, 2012.  The increase was offset by increased net debt repayments of $109.1 million and increased distributions of $8.5 million in the 2012 period as compared to 2011.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect remaining recurring capital expenditures in the 2012 fiscal year to be approximately $3 million to $5 million.  In addition, we expect capital improvements totaling approximately $3 million related to our store upgrade and rebranding initiatives, through December 31, 2012.  Our currently scheduled principal payments on debt are approximately $2.9 million for the remainder of 2012.

Our most restrictive debt covenants limit the amount of additional leverage we can take on; however, we believe cash flow from operations, access to our “at the market” equity program and access to our Credit Facility are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2012 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under the revolving portion of our Credit Facility ($300 million of which was available for borrowing at June 30, 2012), sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

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

As of June 30, 2012, we had approximately $137.8 million in available cash and cash equivalents.  In addition, we had approximately $300 million of availability for borrowings under our Credit Facility.

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

On December 9, 2011, we entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “Credit Facility”).  The Credit Facility replaces in its entirety our previous facility.

Pricing on the Credit Facility depends on our unsecured debt credit rating.  At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.80% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  Net proceeds from the offering were used to repay $129 million in outstanding debt under the Company’s $300 million unsecured revolving credit facility. We intend to use the remaining net proceeds from this offering for general corporate purposes, which may include acquisitions, investments in joint ventures and repayment or repurchase of other indebtedness.   The senior notes had an effective interest rate of 4.82% at June 30, 2012.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of no less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. We are currently in compliance with all its financial covenants under the senior notes.

As of June 30, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $300 million was available for borrowing under the unsecured revolving portion of the Credit Facility.  We had interest rate swaps as of June 30, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at June 30, 2012, we had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   As of June 30, 2012, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.26%.

The Term Loan Facility was fully drawn at June 30, 2012 and no further borrowings may be made under that facility.  The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), we may sell up to 20 million common shares at “at the market” prices. During the quarter ended June 30, 2012, we did not sell any shares under the program.  Since the inception of the program in 2009, we have sold 8.2 million shares with an average sales price of $7.30 per share, resulting in net proceeds of $60.1 million used to fund the acquisition of storage facilities and for general corporate purposes.  At June 30, 2012, we had 11.8 million shares available for sale under the program.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, loss from early extinguishment of debt, acquisition related costs, equity in losses of real estate ventures, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income to FFO for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011

Net income (loss) attributable to common shareholders	$1,041	$902	$(4,304)	$785

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	27,108	14,917	52,266	29,557
Real property - discontinued operations	220	608	465	1,230
Company’s share of unconsolidated real estate ventures	513	—	1,027	—
Noncontrolling interest’s share of consolidated real estate ventures	(424)	(444)	(858)	(1,717)
Gains on sale of real estate	(6,206)	—	(6,206)	—
Noncontrolling interests in the Operating Partnership	38	44	(111)	39

FFO	$22,290	$16,027	$42,279	$29,894

Weighted-average diluted shares and units outstanding	128,760	105,071	128,156	104,959

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

As of June 30, 2012 our consolidated debt consisted of $894.8 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was $100 million of outstanding revolving credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.0 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.0 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would decrease by approximately $33.4 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would increase by approximately $34.8 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended June 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 – April 30	5,591	$12.48	N/A	3,000,000
May 1 – May 31	290	12.25	N/A	3,000,000
June 1 – June 30	—	—	N/A	3,000,000

Total	5,881	$12.47	N/A	3,000,000

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

4.1

First Supplemental Indenture, dated as of June 26, 2012, among the Company, the Operating Partnership and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to CubeSmart’s Current Report on Form 8-K filed with the SEC on June 26, 2012.

4.2

Form of $250 million aggregate principal amount of 4.80% senior note due July 15, 2022, incorporated by reference to Exhibit 4.2 to CubeSmart’s Current Report on Form 8-K filed with the SEC on June 26, 2012.

4.3	Form of CubeSmart Notation of Guarantee, incorporated by reference to Exhibit 4.3 to CubeSmart’s Current Report on Form 8-K filed with the SEC on June 26, 2012.

10.1

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated by reference to Exhibit 10.2 to CubeSmart’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2012.

10.2*

Performance Share Unit Award Agreement, dated as of May 30, 2012, between CubeSmart and Dean Jernigan, incorporated by reference to Exhibit 10.1 to CubeSmart’s Current Report on Form 8-K filed with the SEC on June 1, 2012.

12.1	Statement regarding Computation of Ratios of CubeSmart. (filed herewith)

12.2	Statement regarding Computation of Ratios of CubeSmart L.P. (filed herewith)

31.1

Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2

Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3

Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4

Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

* Incorporated herein by reference as above indicated

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: August 6, 2012	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: August 6, 2012	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 6, 2012	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of CubeSmart.

12.2	Statement regarding Computation of Ratios of CubeSmart L.P..

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.