Form 10-Q
period 2012-09-30
CubeSmart; CubeSmart, L.P.
filed 2012-11-09
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒                Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012.

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

CubeSmart:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2012
common shares of CubeSmart, $.01 par value	129,306,038

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2012 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2012, owned a 96.7% interest in the Operating Partnership. The remaining 3.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents Item 1 - Financial Statements as separate sections for each of the Parent Company and the Operating Partnership.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Storage facilities	$2,432,415	$2,107,469
Less: Accumulated depreciation	(340,365)	(318,749)
Storage facilities, net	2,092,050	1,788,720
Cash and cash equivalents	2,707	9,069
Restricted cash	7,579	11,291
Loan procurement costs, net of amortization	8,943	8,073
Investment in real estate ventures, at equity	—	15,181
Assets held for sale	6,452	—
Other assets, net	49,982	43,645
Total assets	$2,167,713	$1,875,979

LIABILITIES AND EQUITY

Unsecured senior notes	$250,000	$—
Revolving credit facility	65,500	—
Unsecured term loans	500,000	400,000
Mortgage loans and notes payable	258,849	358,441
Accounts payable, accrued expenses and other liabilities	63,033	51,025
Distributions payable	12,110	11,401
Deferred revenue	10,950	9,568
Security deposits	487	490
Total liabilities	1,160,929	830,925

Noncontrolling interests in the Operating Partnership	56,740	49,732

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at September 30, 2012 and December 31, 2011	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 127,430,047 and 122,058,919 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	1,274	1,221
Additional paid in capital	1,357,888	1,309,505
Accumulated other comprehensive loss	(21,203)	(12,831)
Accumulated deficit	(388,061)	(342,013)
Total CubeSmart shareholders’ equity	949,929	955,913
Noncontrolling interest in subsidiaries	115	39,409
Total equity	950,044	995,322
Total liabilities and equity	$2,167,713	$1,875,979

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Rental income	$65,363	$51,932	$184,355	$150,168
Other property related income	7,677	5,679	20,493	15,370
Property management fee income	1,094	878	3,217	2,634
Total revenues	74,134	58,489	208,065	168,172
OPERATING EXPENSES
Property operating expenses	29,195	24,083	83,027	71,505
Depreciation and amortization	29,774	15,620	82,446	45,573
General and administrative	6,860	5,476	19,582	18,350
Total operating expenses	65,829	45,179	185,055	135,428
OPERATING INCOME	8,305	13,310	23,010	32,744
OTHER EXPENSE
Interest:
Interest expense on loans	(11,092)	(8,464)	(29,692)	(24,596)
Loan procurement amortization expense	(699)	(1,093)	(2,585)	(4,124)
Loan procurement amortization expense - early repayment of debt	—	—	—	(2,085)
Acquisition related costs	(1,527)	(374)	(2,390)	(629)
Equity in losses of real estate ventures	(284)	(24)	(745)	(24)
Gain from remeasurement of investment in real estate venture	7,023	—	7,023	—
Other	166	8	(12)	(179)
Total other expense	(6,413)	(9,947)	(28,401)	(31,637)

INCOME (LOSS) FROM CONTINUING OPERATIONS	1,892	3,363	(5,391)	1,107

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(38)	1,038	1,136	5,358
Gain on disposition of discontinued operations	197	3,527	6,403	3,527
Total discontinued operations	159	4,565	7,539	8,885
NET INCOME	2,051	7,928	2,148	9,992
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(5)	(329)	106	(368)
Noncontrolling interest in subsidiaries	(410)	(771)	(1,918)	(2,011)
NET INCOME ATTRIBUTABLE TO THE COMPANY	1,636	6,828	336	7,613
Distribution to Preferred Shareholders	(1,502)	—	(4,506)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$134	$6,828	$(4,170)	$7,613

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.00	$0.03	$(0.09)	$(0.01)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.04	$0.06	$0.09
Basic earnings (loss) per share attributable to common shareholders	$0.00	$0.07	$(0.03)	$0.08

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.00	$0.02	$(0.09)	$(0.01)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.05	$0.06	$0.09
Diluted earnings (loss) per share attributable to common shareholders	$0.00	$0.07	$(0.03)	$0.08

Weighted-average basic shares outstanding	124,169	98,895	123,016	98,836
Weighted-average diluted shares outstanding	125,976	100,284	123,016	100,264

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
(Loss) income from continuing operations	$(20)	$2,473	$(11,445)	$(863)
Total discontinued operations	154	4,355	7,275	8,476
Net income (loss)	$134	$6,828	$(4,170)	$7,613

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME	$2,051	$7,928	$2,148	$9,992
Other comprehensive loss:
Unrealized loss on interest rate swap	(2,708)	(10,050)	(8,811)	(9,189)
Unrealized gain (loss) on foreign currency translation	132	(76)	151	152
OTHER COMPREHENSIVE LOSS	(2,576)	(10,126)	(8,660)	(9,037)
COMPREHENSIVE (LOSS) INCOME	(525)	(2,198)	(6,512)	955
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	83	123	400	35
Comprehensive loss attributable to noncontrolling interests in subsidiaries	(415)	(468)	(1,924)	(1,740)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(857)	$(2,543)	$(8,036)	$(750)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of common shares, net	4,691	47			59,096			59,143		59,143
Issuance of restricted shares	245	2						2		2
Exercise of stock options	170	1			1,360			1,361		1,361
Conversion from units to shares	265	3			3,310			3,313		3,313	(3,313)
Amortization of restricted shares					2,169			2,169		2,169
Share compensation expense					900			900		900
Net income (loss)							336	336	1,918	2,254	(106)
Adjustment for noncontrolling interest in the Operating Partnership							(11,930)	(11,930)		(11,930)	11,930
Acquisition of noncontrolling interest					(18,452)			(18,452)	(38,532)	(56,984)	(132)
Unrealized loss on interest rate swap						(8,513)		(8,513)		(8,513)	(298)
Unrealized gain on foreign currency translation						141		141	6	147	4
Preferred distributions							(4,506)	(4,506)		(4,506)	—
Common distributions							(29,948)	(29,948)	(2,686)	(32,634)	(1,077)
Balance at September 30, 2012	127,430	$1,274	3,100	$31	$1,357,888	$(21,203)	$(388,061)	$949,929	$115	$950,044	$56,740

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2010	98,597	$986	—	$—	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries									3	3
Issuance of common shares, net	140	1			1,451			1,452		1,452
Issuance of restricted shares	233	3						3		3
Exercise of stock options	24				121			121		121
Conversion from units to shares	8				85			85		85	(85)
Amortization of restricted shares					1,069			1,069		1,069
Share compensation expense					1,169			1,169		1,169
Net income							7,613	7,613	2,011	9,624	368
Adjustment for noncontrolling interest in the Operating Partnership							1,509	1,509		1,509	(1,509)
Unrealized loss on interest rate swap						(8,504)		(8,504)	(276)	(8,780)	(409)
Unrealized gain on foreign currency translation						141		141	5	146	6
Common distributions							(20,901)	(20,901)	(3,452)	(24,353)	(995)
Balance at September 30, 2011	99,002	$990	—	$—	$1,030,847	$(9,484)	$(314,380)	$707,973	$39,483	$747,456	$42,521

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating Activities
Net income	$2,148	$9,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,912	51,391
Gain on disposition of discontinued operations	(6,403)	(3,527)
Gain on remeasurement of investment in real estate venture	(7,023)	—
Equity compensation expense	3,069	2,238
Accretion of fair market value adjustment of debt	(461)	(69)
Loan procurement amortization expense- early repayment of debt	—	2,085
Equity in losses of real estate venture	745	(24)
Changes in other operating accounts:
Other assets	8,422	(1,810)
Restricted cash	3,307	(938)
Accounts payable and accrued expenses	7,394	4,830
Other liabilities	55	207
Net cash provided by operating activities	$97,165	$64,375

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(220,764)	$(81,978)
Cash paid for remaining interest in real estate ventures	(81,158)	—
Investment in real estate venture, at equity	—	(15,414)
Cash distributions from real estate venture	909	—
Proceeds from sales of properties	27,433	42,799
Decrease (increase) in restricted cash	1,825	(40)
Net cash used in investing activities	$(271,755)	$(54,633)

Financing Activities
Proceeds from:
Revolving credit facility	$343,300	$118,700
Unsecured senior notes	249,638	—
Unsecured term loans	100,000	200,000
Mortgage loans and notes payable	—	3,537
Principal payments on:
Revolving credit facility	(277,800)	(161,700)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(206,452)	(37,833)
Settlement of hedge transaction	(195)	—
Proceeds from issuance of common shares, net	59,143	1,452
Exercise of stock options	1,361	121
Contributions from noncontrolling interests in subsidiaries	—	3
Cash paid for acquisition of noncontrolling interests	(61,113)	—
Distributions paid to common shareholders	(29,500)	(20,873)
Distributions paid to preferred shareholders	(4,222)	—
Distributions paid to noncontrolling interests in Operating Partnership	(1,102)	(1,001)
Distributions paid to noncontrolling interests in subsidiaries	(2,685)	(3,452)
Loan procurement costs	(2,145)	(2,096)
Net cash provided by (used in) financing activities	$168,228	$(3,142)

(Decrease) increase in cash and cash equivalents	(6,362)	6,600

Cash and cash equivalents at beginning of period	9,069	5,891
Cash and cash equivalents at end of period	$2,707	$12,491

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$25,725	$24,799
Supplemental disclosure of noncash activities:
Consolidation of real estate venture	$13,527	$—
Derivative valuation adjustment	$(8,616)	$(9,189)
Foreign currency translation adjustment	$151	$152
Mortgage loan assumption at fair value	$107,111	$7,905

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2012	2011

ASSETS
Storage facilities	$2,432,415	$2,107,469
Less: Accumulated depreciation	(340,365)	(318,749)
Storage facilities, net	2,092,050	1,788,720
Cash and cash equivalents	2,707	9,069
Restricted cash	7,579	11,291
Loan procurement costs, net of amortization	8,943	8,073
Investment in real estate ventures, at equity	—	15,181
Assets held for sale	6,452	—
Other assets, net	49,982	43,645
Total assets	$2,167,713	$1,875,979

LIABILITIES AND CAPITAL

Unsecured senior notes	$250,000	$—
Revolving credit facility	65,500	—
Unsecured term loan	500,000	400,000
Mortgage loans and notes payable	258,849	358,441
Accounts payable, accrued expenses and other liabilities	63,033	51,025
Distributions payable	12,110	11,401
Deferred revenue	10,950	9,568
Security deposits	487	490
Total liabilities	1,160,929	830,925

Limited Partnership interest of third parties	56,740	49,732

Commitments and contingencies

Capital
Operating Partner	971,132	968,744
Accumulated other comprehensive loss	(21,203)	(12,831)
Total CubeSmart L.P. capital	949,929	955,913
Noncontrolling interests in subsidiaries	115	39,409
Total capital	950,044	995,322
Total liabilities and capital	$2,167,713	$1,875,979

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

REVENUES
Rental income	$65,363	$51,932	$184,355	$150,168
Other property related income	7,677	5,679	20,493	15,370
Property management fee income	1,094	878	3,217	2,634
Total revenues	74,134	58,489	208,065	168,172
OPERATING EXPENSES
Property operating expenses	29,195	24,083	83,027	71,505
Depreciation and amortization	29,774	15,620	82,446	45,573
General and administrative	6,860	5,476	19,582	18,350
Total operating expenses	65,829	45,179	185,055	135,428
OPERATING INCOME	8,305	13,310	23,010	32,744
OTHER EXPENSE
Interest:
Interest expense on loans	(11,092)	(8,464)	(29,692)	(24,596)
Loan procurement amortization expense	(699)	(1,093)	(2,585)	(4,124)
Loan procurement amortization expense - early repayment of debt	—	—	—	(2,085)
Acquisition related costs	(1,527)	(374)	(2,390)	(629)
Equity in losses of real estate ventures	(284)	(24)	(745)	(24)
Gain from remeasurement of investment in real estate venture	7,023	—	7,023	—
Other	166	8	(12)	(179)
Total other expense	(6,413)	(9,947)	(28,401)	(31,637)

LOSS FROM CONTINUING OPERATIONS	1,892	3,363	(5,391)	1,107

DISCONTINUED OPERATIONS
Income from discontinued operations	(38)	1,038	1,136	5,358
Gain on disposition of discontinued operations	197	3,527	6,403	3,527
Total discontinued operations	159	4,565	7,539	8,885
NET INCOME	2,051	7,928	2,148	9,992
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(410)	(771)	(1,918)	(2,011)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	1,641	7,157	230	7,981
Limited Partnership interest of third parties	(5)	(329)	106	(368)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	1,636	6,828	336	7,613
Distribution to Preferred Shareholders	(1,502)	—	(4,506)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$134	$6,828	$(4,170)	$7,613

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.00	$0.03	$(0.09)	$(0.01)
Basic earnings per unit from discontinued operations attributable to common unitholders	$0.00	$0.04	$0.06	$0.09
Basic earnings (loss) per unit attributable to common unitholders	$0.00	$0.07	$(0.03)	$0.08

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.00	$0.02	$(0.09)	$(0.01)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$0.00	$0.05	$0.06	$0.09
Diluted earnings (loss) per unit attributable to common unitholders	$0.00	$0.07	$(0.03)	$0.08

Weighted-average basic units outstanding	124,169	98,895	123,016	98,836
Weighted-average diluted units outstanding	125,976	100,284	123,016	100,264

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
(Loss) income from continuing operations	$(20)	$2,473	$(11,445)	$(863)
Total discontinued operations	154	4,355	7,275	8,476
Net income (loss)	$134	$6,828	$(4,170)	$7,613

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

NET INCOME	$2,051	$7,928	$2,148	$9,992
Other comprehensive loss:
Unrealized loss on interest rate swap	(2,708)	(10,050)	(8,811)	(9,189)
Unrealized gain (loss) on foreign currency translation	132	(76)	151	152
OTHER COMPREHENSIVE LOSS	(2,576)	(10,126)	(8,660)	(9,037)
COMPREHENSIVE (LOSS) INCOME	(525)	(2,198)	(6,512)	955
Comprehensive loss attributable to Limited Partnership interest of third parties	83	123	400	35
Comprehensive loss attributable to noncontrolling interests in subsidiaries	(415)	(468)	(1,924)	(1,740)
COMPREHENSIVE LOSS ATTRIBUTABLE TO OPERATING PARTNER	$(857)	$(2,543)	$(8,036)	$(750)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interest in	Total	Limited Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of common units	4,691		59,143		59,143		59,143
Issuance of restricted units	245		2		2		2
Exercise of unit options	170		1,361		1,361		1,361
Conversion from units to shares	265		3,313		3,313		3,313	(3,313)
Amortization of restricted units			2,169		2,169		2,169
Unit compensation expense			900		900		900
Net income (loss)			336		336	1,918	2,254	(106)
Adjustment for Limited Partnership interest of third parties			(11,930)		(11,930)		(11,930)	11,930
Acquisition of noncontrolling interests			(18,452)		(18,452)	(38,532)	(56,984)	(132)
Unrealized loss on interest rate swap				(8,513)	(8,513)		(8,513)	(298)
Unrealized gain on foreign currency translation				141	141	6	147	4
Preferred distributions			(4,506)		(4,506)		(4,506)
Common distributions			(29,948)		(29,948)	(2,686)	(32,634)	(1,077)
Balance at September 30, 2012	127,430	3,100	$971,132	$(21,203)	$949,929	$115	$950,044	$56,740

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interest in	Total	Limited Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2010	98,597	—	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries						3	3
Issuance of common units	140		1,452		1,452		1,452
Issuance of restricted units	233		3		3		3
Exercise of unit options	24		121		121		121
Conversion from units to shares	8		85		85		85	(85)
Amortization of restricted units			1,069		1,069		1,069
Unit compensation expense			1,169		1,169		1,169
Net income			7,613		7,613	2,011	9,624	368
Adjustment for Limited Partnership interest of third parties			1,509		1,509		1,509	(1,509)
Unrealized loss on interest rate swap				(8,504)	(8,504)	(276)	(8,780)	(409)
Unrealized gain on foreign currency translation				141	141	5	146	6
Common distributions			(20,901)		(20,901)	(3,452)	(24,353)	(995)
Balance at September 30, 2011	99,002	—	$717,457	$(9,484)	$707,973	$39,483	$747,456	$42,521

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2012	2011

Operating Activities
Net income	$2,148	$9,992
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,912	51,391
Gain on disposition of discontinued operations	(6,403)	(3,527)
Gain on remeasurement of investment in real estate venture	(7,023)	—
Equity compensation expense	3,069	2,238
Accretion of fair market value adjustment of debt	(461)	(69)
Loan procurement amortization expense- early repayment of debt	—	2,085
Equity in loss of real estate venture	745	(24)
Changes in other operating accounts:
Other assets	8,422	(1,810)
Restricted cash	3,307	(938)
Accounts payable and accrued expenses	7,394	4,830
Other liabilities	55	207
Net cash provided by operating activities	$97,165	$64,375

Investing Activities
Acquisitions, additions and improvements to storage facilities	$(220,764)	$(81,978)
Cash paid for remaining interest in real estate venture	(81,158)	—
Investment in real estate venture, at equity	—	(15,414)
Cash distributions from real estate venture	909	—
Proceeds from sales of properties	27,433	42,799
Decrease (increase) in restricted cash	1,825	(40)
Net cash used in investing activities	$(271,755)	$(54,633)

Financing Activities
Proceeds from:
Revolving credit facility	$343,300	$118,700
Unsecured senior notes	249,638	—
Unsecured term loans	100,000	200,000
Mortgage loans and notes payable	—	3,537
Principal payments on:
Revolving credit facility	(277,800)	(161,700)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(206,452)	(37,833)
Settlement of hedge transaction	(195)	—
Proceeds from issuance of common OP units, net	59,143	1,452
Exercise of unit options	1,361	121
Contributions from noncontrolling interests in subsidiaries	—	3
Cash paid for acquisition of noncontrolling interests	(61,113)	—
Distributions paid to common unitholders	(30,602)	(21,874)
Distributions paid to preferred unitholders	(4,222)	—
Distributions paid to noncontrolling interests in subsidiaries	(2,685)	(3,452)
Loan procurement costs	(2,145)	(2,096)
Net cash provided by (used in) financing activities	$168,228	$(3,142)

(Decrease) increase in cash and cash equivalents	(6,362)	6,600

Cash and cash equivalents at beginning of period	9,069	5,891
Cash and cash equivalents at end of period	$2,707	$12,491

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$25,725	$24,799
Supplemental disclosure of noncash activities:
Consolidation of real estate venture	$13,527	$—
Derivative valuation adjustment	$(8,616)	$(9,189)
Foreign currency translation adjustment	$151	$152
Mortgage loan assumption at fair value	$107,111	$7,905

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland real estate investment trust, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together with their consolidated subsidiaries, unless the context indicates otherwise.  The Company’s self-storage facilities (collectively, the “Properties”) are located in 22 states throughout the United States and the District of Columbia and are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of September 30, 2012, the Parent Company owned approximately 96.7% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2011, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2012	2011
	(in thousands)
Land	$461,816	$417,067
Buildings and improvements	1,824,107	1,574,769
Equipment	141,097	110,371
Construction in progress	5,395	5,262
Total	2,432,415	2,107,469
Less accumulated depreciation	(340,365)	(318,749)
Storage facilities — net	$2,092,050	$1,788,720

As assets become fully depreciated, the carrying values are removed from their respective asset categories and accumulated depreciation.  During the nine months ended September 30, 2012 and 2011, $24.8 million and $41.2 million of assets, respectively, became fully depreciated and were removed from storage facilities and accumulated depreciation.

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2011 and ended September 30, 2012:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April/ August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/ Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000	(a)
Leetsdale Asset	Denver, CO	September 2012	1	10,600
			32	$406,730
2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets (b)	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
			15	$35,662
2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT, and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147
2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200

(a)         Purchase price listed represents the fair value of the assets at acquisition.

(b)         The Company issued financing in the amount of $5.3 million to the buyer in conjunction with the New Mexico Assets disposition.

4.  ACQUISITIONS

Storage Deluxe Acquisition

During the nine months ended September 30, 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six properties with a purchase price of approximately $201.9 million. The six properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $2.7 million and $4.8 million, respectively.   In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which includes an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe for a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $4.5 million and $13.6 million, respectively.

Other 2012 Acquisitions

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in the HSRE Venture (“HSREV”).  See note 5 — “Investment in Unconsolidated Real Estate Ventures” for additional discussion of this acquisition.

During the nine months ended September 30, 2012, the Company acquired an additional 17 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $102.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $10.4 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $1.5 million and $2.0 million, respectively.   In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which includes an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities, in addition to the aforementioned Storage Deluxe Acquisition, located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $0.7 million, and $3.7 million, respectively.  In connection with three of the acquisitions, the Company assumed mortgage debt, and recorded the debt at a fair value of $21.8 million, which included an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 26, 2011, the Company contributed $15.4 million in cash for a 50% interest in a partnership that owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”). The other partner held the remaining 50% interest in the partnership.  HSREV was not consolidated because the Company was not the primary beneficiary, the limited partners had the ability to dissolve or remove the Company without cause and the Company did not possess substantive participating rights.  The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method.  The Company’s investment in HSREV was included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheet and earnings attributable to HSREV were presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

As noted in Note 4 — “Acquisitions,” on September 28, 2012, the Company purchased the remaining 50% ownership in HSREV, for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the properties.  Following the acquisition, the Company wholly owns the nine storage facilities which are unencumbered and have a fair value of $102 million.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases is 12 months.  As described above, the Company previously accounted for its investment in HSREV using the equity method. As a result of this transaction, the Company obtained control of HSREV. The Company’s original 50% interest was remeasured and as a result, during the three and nine months ended September 30, 2012, the Company recorded a gain of approximately $7.0 million, which is reflected in Gain on remeasurement of investment in real estate venture on the accompanying statements of operations.

The Company’s equity in losses of real estate ventures for the nine months ended September 30, 2012 was approximately $0.7 million.

The amounts reflected in the following tables are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the real estate venture as of December 31, 2011 (in thousands):

December 31,
2011

Assets
Net property	$78,677
Other assets	2,242
Total Assets	$80,919

Liabilities and equity
Other liabilities	$867
Debt (a)	60,083
Equity:
CubeSmart (b)	9,984
Joint venture partner	9,985
Total Liabilities and equity	$80,919

(a)         The real estate venture’s debt was due to mature on July 31, 2014, with interest payable at 6%.  HSREV’s creditors had no recourse to the general credit of the Company.

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

The following is a summary of results of operations of the real estate venture for the three and nine months ended September 30, 2012 (in thousands).

	Three months ended	Nine months ended
	September 30, 2012

Revenue	$2,426	$7,229
Operating expenses	1,057	3,010
Interest expense, net	880	2,690
Depreciation and amortization	897	2,691
Net loss	(408)	(1,162)
Company’s share of loss	(284)	(745)

The results of operations above include the periods from July 1, 2012 through September 28, 2012 and January 1, 2012 through September 28, 2012, the date of the Company’s acquisition.  The results of operations for the three and nine months ended September 30, 2011 are not disclosed as HSREV was entered into on September 26, 2011 and as such the results were not material.

6.  UNSECURED SENIOR NOTES

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  The senior notes had an effective interest rate of 4.82% at September 30, 2012.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the senior notes.

7.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On June 20, 2011, the Company entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Term Loan Facility permits the Company to request additional advances of five-year or seven-year loans in minimum increments of $5 million provided that the aggregate of such additional advances does not exceed $50 million.  The Company incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Initially, pricing on the Term Loan Facility ranged, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  As of December 31, 2011, the Company had received two investment grade ratings, and therefore pricing on the Term Loan Facility now ranges from 1.45% to 2.10% over LIBOR for the five-year loan and from 1.60% to 2.25% over LIBOR for the seven-year loan.

On December 9, 2011, the Company entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “Credit Facility”).  The Credit Facility replaced in its entirety our previous facility.

Pricing on the Credit Facility depends on the Company’s unsecured debt credit rating.  At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.80% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of September 30, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loans and $65.5 million of unsecured revolving loan borrowings were outstanding under the Credit Facility, and $234.5 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The Company had interest rate swaps as of September 30, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at September 30, 2012, the Company had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   As of September 30, 2012, borrowings under the Credit Facility and Term Loan Facility had an effective weighted average interest rate of 3.11%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at September 30, 2012, and no further borrowings may be made under those term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loan	2012	2011	Interest Rate	Date
	(dollars in thousands)
YSI 53	$—	$9,100	5.93%	Jul-12
YSI 6	—	74,834	5.13%	Aug-12
YASKY	—	80,000	4.96%	Sep-12
YSI 14	1,659	1,703	5.97%	Jan-13
YSI 7	2,980	3,032	6.50%	Jun-13
YSI 8	1,703	1,733	6.50%	Jun-13
YSI 9	1,873	1,906	6.50%	Jun-13
YSI 17	3,883	3,987	6.32%	Jul-13
YSI 27	466	481	5.59%	Nov-13
YSI 30	6,838	7,049	5.59%	Nov-13
USIFB	7,347	7,125	4.80%	Dec-13
YSI 11	2,295	2,350	5.87%	Jan-14
YSI 5	3,027	3,100	5.25%	Jan-14
YSI 28	1,473	1,509	5.59%	Mar-14
YSI 37	—	2,174	7.25%	Aug-14
YSI 44	1,047	1,070	7.00%	Sep-14
YSI 41	—	3,775	6.60%	Sep-14
YSI 45	5,283	5,353	6.75%	Oct-14
YSI 48	18,132	24,870	7.25%	Nov-14
YSI 50	2,212	2,260	6.75%	Dec-14
YSI 10	3,950	4,011	5.87%	Jan-15
YSI 15	1,796	1,832	6.41%	Jan-15
YSI 52	4,762	4,884	5.44%	Jan-15
YSI 58	9,046	—	5.90%	Jan-15
YSI 29	13,110	—	5.17%	Aug-15
YSI 20	59,042	60,551	5.97%	Nov-15
YSI 59	9,648	—	5.87%	Mar-16
YSI 60	3,739	—	6.25%	Aug-16
YSI 51	7,351	7,423	6.36%	Oct-16
YSI 31	—	13,414	6.75%	Jun-19	(a)
YSI 35	4,397	4,464	6.90%	Jul-19	(a)
YSI 32	—	5,950	6.75%	Jul-19	(a)
YSI 33	10,988	11,157	6.42%	Jul-19
YSI 39	—	3,867	6.50%	Sep-19	(a)
YSI 47	—	3,091	6.63%	Jan-20	(a)
YSI 26	9,140	—	5.45%	Nov-20
YSI 57	3,209	—	5.45%	Nov-20
YSI 55	24,590	—	5.30%	Jun-21
YSI 24	29,291	—	5.30%	Jun-21
Unamortized fair value adjustment	4,572	386

Total mortgage loans and notes payable	$258,849	$358,441

(a)                 These borrowings have a fixed interest rate for the first five-years of their term, and the rate then resets and remains constant over the final five-years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at September 30, 2012 (in thousands):

2012	$1,542
2013	32,249
2014	41,752
2015	86,873
2016	21,207
2017 and thereafter	70,654
Total mortgage payments	254,277
Plus: Unamortized fair value adjustment	4,572
Total mortgage indebtedness	$258,849

The Company currently intends to fund its remaining 2012 and 2013 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($234.5 million available as of September 30, 2012).

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2012 and December 31, 2011, respectively (dollars in thousands):

							Fair Value
Hedge			Notional				September 30,	December 31,
Product	Hedge Type		Amount	Strike	Effective Date	Maturity	2012	2011

Cap	Cash flow		$100,000	2.0000%	2/1/2011	1/31/2012	$—	$—
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(2,025)	(1,494)
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(2,025)	(1,502)
Swap	Cash flow	(a)	$20,000	1.8025%	6/20/2011	6/20/2016	(1,012)	(727)
Swap	Cash flow	(a)	$75,000	1.3360%	12/30/2011	3/31/2017	(2,547)	(907)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(1,690)	(484)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(1,692)	(485)
Swap	Cash flow	(a)	$25,000	1.3375%	12/30/2011	3/31/2017	(850)	(319)
Swap	Cash flow	(a)	$40,000	2.4590%	6/20/2011	6/20/2018	(3,645)	(2,553)
Swap	Cash flow	(a)	$40,000	2.4725%	6/20/2011	6/20/2018	(3,685)	(2,628)
Swap	Cash flow	(a)	$20,000	2.4750%	6/20/2011	6/20/2018	(1,839)	(1,295)
							$(21,010)	$(12,394)

(a)         Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).

During the nine months ended September 30, 2012, the Company paid $0.2 million to settle a swap associated with the unsecured senior note offering.  The Company recorded this amount to accumulated other comprehensive loss and will amortize the amount over the life of the notes.

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

Financial assets and liabilities carried at fair value as of September 30, 2012 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$21,010	$—

Total liabilities at fair value	$—	$21,010	$—

Financial assets and liabilities carried at fair value as of December 31, 2011 are classified in the table below in one of the three categories described above (in thousands):

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2011 or during the nine months ended September 30, 2012 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of September 30, 2012 the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following are fair value measurements recorded on a nonrecurring basis as of September 30, 2012.  There were no nonrecurring fair value measurements as of December 31, 2011 (in thousands):

	Fair Value Measurements as of September 30, 2012
	Balance	Level 1	Level 2	Level 3	Total Gains (1)

Investment in real estate ventures, at equity	$—	$—		$20,579	$7,023

Total assets	$—	$—	$—	$20,579	$7,023

(1)         Represents gain on remeasurement of investment in real estate venture.  See note 5 — “Investment in Unconsolidated Real Estate Ventures” for additional discussion.

Fair value for those assets measured using Level 3 inputs was determined through the use of an income approach. The income approach estimates an income stream for a property (typically 10 years) and discounts this income plus a reversion (presumed sale) into a present value at a risk adjusted rate. Yield rates and growth assumptions utilized in this approach are derived from market transactions as well as other financial and industry data, including the executed agreement for the purchase of the remaining interest in HSREV.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective carrying values at September 30, 2012 and December 31, 2011.  The Company had fixed interest rate loans with a carrying value of $903.3 million and $758.4 million at September 30, 2012 and December 31, 2011, respectively.  The estimated fair values of these fixed rate loans were $905.9 million and $736.3 million at September 30, 2012 and December 31, 2011, respectively.  The Company had variable interest rate loans with a carrying value of $171.1 million at September 30, 2012.  The estimated fair value of the variable interest rate loan approximates its carrying value due to its floating rate nature and market spreads.  This estimate is based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

11.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

On August 13, 2009, the Company, through a wholly-owned affiliate, formed a joint venture (“HART”) with an affiliate of Heitman, LLC (“Heitman”) to own and operate 22 self-storage facilities, which are located throughout the United States.  Upon formation, Heitman contributed approximately $51 million of cash to a newly-formed limited partnership and the Company contributed certain unencumbered wholly-owned properties with an agreed upon value of approximately $102 million to such limited partnership.  In exchange for its contribution of those properties, the Company received a cash distribution from HART of approximately $51 million and retained a 50% interest in HART.  The Company is the managing partner of HART and managed the properties owned by HART in exchange for a market rate management fee.  The Company determined that HART is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of HART.  The 50% interest that is owned by Heitman is reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.

On August 13, 2012, the Company purchased the remaining 50% interest in HART from Heitman for $61.1 million, and now owns 100% of HART. Accordingly, the Company wholly owns the properties which are unencumbered by any property-level secured debt.  The Company previously consolidated HART, and therefore the acquisition of the remaining 50% interest is reflected in the equity section of the accompanying consolidated balance sheets.   As a result of the transaction, the Company eliminated noncontrolling interest in subsidiaries of $38.7 million and recorded a reduction to additional paid in capital of $18.5 million.

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At September 30, 2012, the Venture had total assets of $11.8 million and total liabilities of $8.0 million, including two mortgage loans totaling $7.3 million secured by storage facilities with a net book value of $11.5 million.  At September 30, 2012, the Venture’s creditors had no recourse to the general credit of the Company.

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

Approximately 3.3% and 3.7% of the outstanding OP Units as of September 30, 2012 and December 31, 2011, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit. At September 30, 2012 and December 31, 2011, 4,408,730 and 4,674,136 OP units were outstanding, respectively, and the calculated aggregate redemption value of outstanding OP units was based upon CubeSmart’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at September 30, 2012 and December 31, 2011, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $11.9 million and $7.1 million at September 30, 2012 and December 31, 2011, respectively.

12.  RELATED PARTY TRANSACTIONS

During 2005 and 2006, the Operating Partnership entered into various office lease agreements with Amsdell and Amsdell, an entity owned by Robert Amsdell and Barry Amsdell (each a former Trustee of the Company).  Pursuant to these lease agreements, the Operating Partnership rented office space in the Airport Executive Park, an office and flex development located in Cleveland, Ohio, which is owned by Amsdell and Amsdell.  The Company’s independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  In addition to monthly rent, the office lease agreements require the Operating Partnership to reimburse Amsdell and Amsdell for certain maintenance and improvements to the leased office space.  The aggregate amount of payments by the Company to Amsdell and Amsdell under these lease agreements for the three months ended September 30, 2012 and September 30, 2011 was approximately $0.1 million.  Additionally, the aggregate amount of payments for the nine months ended September 30, 2012 and September 30, 2011 was approximately $0.4 million and $0.3 million, respectively.  The Company vacated the office space owned by Amsdell and Amsdell in 2007, but remains obligated under certain terms of the lease agreements through 2014.  Subsequently, the Company entered into a sublease agreement for a portion of the space with a third party for the remainder of the lease term.

Total future minimum rental payments under the related party lease agreements as of September 30, 2012 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2012	$119	$79
2013	499	314
2014	499	315
	$1,117	$708

13.  DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2012, discontinued operations relates to 15 properties that the Company sold during 2012 and three properties that were held for sale as of September 30, 2012.  For the three and nine months ended September 30, 2011, discontinued operations relates to 15 properties that the Company sold during 2012, three properties that were held for sale as of September 30, 2012, 19 properties sold during 2011 and proceeds received in 2011 in conjunction with eminent domain proceedings on our North H Street asset during 2009.  Each of the sales during 2012 resulted in the recognition of a gain, which in the aggregate totaled $6.4 million for the nine months ended September 30, 2012.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

REVENUES
Rental income	$564	$2,479	$3,809	$9,036
Other property related income	64	295	407	2,889
Total revenues	628	2,774	4,216	11,925
OPERATING EXPENSES
Property operating expenses	504	1,198	2,133	4,463
Depreciation and amortization	162	538	947	2,104
Total operating expenses	666	1,736	3,080	6,567
OPERATING (LOSS) INCOME	(38)	1,038	1,136	5,358
Income from discontinued operations	(38)	1,038	1,136	5,358
Gain on disposition of discontinued operations	197	3,527	6,403	3,527
Income from discontinued operations	$159	$4,565	$7,539	$8,885

14.  PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2012, the Company acquired 32 self-storage facilities for an aggregate purchase price of approximately $406.7 million (see note 4).

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2012 and 2011 as if each had occurred as of January 1, 2011 and 2010, respectively.  The pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2012 and 2011 based on the assumptions described above:

	Nine Months Ended September 30,
	2012	2011
	(in thousands, except per share data)

Pro forma revenue	$219,069	$203,767
Pro forma net income (loss) from continuing operations	$14,705	$(26,732)
Net (loss) income per common share from continuing operations
Basic and diluted - as reported	$(0.09)	$(0.01)
Basic and diluted - as pro forma	$0.10	$(0.29)

The following table summarizes the Company’s revenue and earnings related to the 2012 and 2011 acquisitions since the acquisition dates, included in the consolidated income statement for the three and nine months ended September 30, 2012 and 2011:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
	(in thousands)
Total revenue	$15,160	$2,075	$36,918	$3,738
Net loss	(7,289)	(504)	(20,268)	(634)

15.  ISSUANCE OF COMMON SHARES

Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), the Company may sell up to 20 million common shares at “at the market” prices.  During the year ended December 31, 2011 the Company sold 140,000 shares under the program at an average sales price of $10.75 per share resulting in net proceeds of $1.5 million.  During the nine months ended September 30, 2012, the Company sold 4.7 million shares with an average sales price of $12.81 per share, resulting in net proceeds of $59.1 million under the program.  Since the inception of the program in 2009, the Company has sold 12.9 million shares with an average sales price of $9.30 per share, resulting in net proceeds of $119.2 million used to fund the acquisition of storage facilities and for general corporate purposes.  At September 30, 2012, the Company had 7.1 million shares available for sale under the program.

16.  SUBSEQUENT EVENTS

On October 1, 2012 and October 9, 2012 the Company repaid the YSI 44 and 45 mortgage loans, scheduled to mature on September 1, 2014 and October 1, 2014, respectively, totaling approximately $6.3 million, with available cash.

Subsequent to September 30, 2012, the Company sold 11 facilities, including three facilities that were considered held-for-sale as of September 30, 2012 located in Tennessee and Florida for $6.6 million and eight facilities located in Ohio for $17.8 million.

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2012 and December 31, 2011, the Company owned 387 and 370 self-storage facilities, respectively, totaling approximately 25.8 million and 24.4 million rentable square feet, respectively.  As of September 30, 2012, the Company owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of September 30, 2012, the Company managed 132 properties for third parties bringing the total number of properties which it owned and/or managed to 519.  As of September 30, 2012, the Company managed facilities in the District of Columbia and the following 27 states:  Alabama, Arkansas, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Massachusetts, Maryland, Michigan, Minnesota, Mississippi, North Carolina, New Hampshire, New Jersey, Nevada, New York, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas and Virginia.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in New York, Florida, California and Texas provided approximately 16%, 16%, 11% and 10%, respectively, of total revenues for the nine months ended September 30, 2012.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2012 and 2011.

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

Storage Deluxe Acquisition

During the nine months ended September 30, 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six properties with a purchase price of approximately $201.9 million. The six properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $2.7 million and $4.8 million, respectively.   In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which includes an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe for a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $4.5 million and $13.6 million, respectively.

Other 2012 Acquisitions

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in the HSRE Venture (“HSREV”).  See note 5 — “Investment in Unconsolidated Real Estate Ventures” for additional discussion of this acquisition.

During the nine months ended September 30, 2012, the Company acquired an additional 17 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $102.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $10.4 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $1.5 million and $2.0 million, respectively.   In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which includes an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities, in addition to the aforementioned Storage Deluxe Acquisition, located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2012 was approximately $0.7 million, and $3.7 million, respectively.  In connection with three of the acquisitions, the Company assumed mortgage debt, and recorded the debt at a fair value of $21.8 million, which included an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented.  We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At September 30, 2012, there were 321 same-store properties and 66 non same-store properties, of which 27 were 2011 acquisitions, 32 were 2012 acquisitions and seven were properties that were not stabilized, damaged by natural disaster or had undergone significant renovation.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At September 30, 2012 and 2011, the Company owned 387 and 353 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2011 through September 30, 2012:

	2012	2011

Balance - January 1	370	363
Facilities acquired	6	1
Facilities sold	—	—
Balance - March 31	376	364
Facilities acquired	2	4
Facilities consolidated	—	(1)
Facilities sold	(8)	—
Balance - June 30	370	367
Facilities acquired	24	4
Facilities sold	(7)	(18)
Balance - September 30	387	353
Facilities acquired		18
Facilities sold		(1)
Balance - December 31		370

Comparison of the three months ended September 30, 2012 to the three months ended September 30, 2011 (in thousands, except store count, occupancies and rates)

	Same-Store Property Portfolio				Non Same-Store Properties		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$50,806	$49,318	$1,488	3%	$14,557	$2,614	$—	$—	$65,363	$51,932	$13,431	26%
Other property related income	5,642	4,924	718	15%	1,645	323	390	432	7,677	5,679	1,998	35%
Property management fee income	—	—	—	0%	—	—	1,094	878	1,094	878	216	25%
Total revenues	56,448	54,242	2,206	4%	16,202	2,937	1,484	1,310	74,134	58,489	15,645	27%

OPERATING EXPENSES:
Property operating expenses	20,285	19,623	662	3%	5,148	1,311	3,762	3,149	29,195	24,083	5,112	21%
NET OPERATING INCOME	36,163	34,619	1,544	4%	11,054	1,626	(2,278)	(1,839)	44,939	34,406	10,533	31%

Property count (1)	321	321			63				384
Total square footage (1)	21,122	21,122			4,447				25,569
Period Average Occupancy (2)	84.9%	81.2%
Period End Occupancy (3)	84.6%	81.1%			84.2%				84.5%
Realized annual rent per occupied square foot (4)	$11.33	$11.51

Depreciation and amortization									29,774	15,620	14,154	91%
General and administrative									6,860	5,476	1,384	25%
Subtotal									36,634	21,096	15,538	74%
Operating income									8,305	13,310	(5,005)	-38%

Other Expense:
Interest:
Interest expense on loans									(11,092)	(8,464)	2,628	31%
Loan procurement amortization expense									(699)	(1,093)	(394)	-36%
Acquisition related costs									(1,527)	(374)	1,153	308%
Equity in losses of real estate ventures									(284)	(24)	260	1083%
Gain from remeasurment of investment in real estate ventures									7,023	—	(7,023)	100%
Other									166	8	(158)	1975%
Total other expense									(6,413)	(9,947)	3,534	-36%

INCOME FROM CONTINUING OPERATIONS									1,892	3,363	(1,471)	44%

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations									(38)	1,038	(1,076)	-104%
Gain on disposition of discontinued operations									197	3,527	(3,330)	-94%
Total discontinued operations									159	4,565	(4,406)	-97%
NET INCOME									2,051	7,928	(5,877)	74%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(5)	(329)	(324)	-98%
Noncontrolling interests in subsidiaries									(410)	(771)	361	-47%

NET INCOME ATTRIBUTABLE TO THE COMPANY									1,636	6,828	(5,192)	76%

(1)             Property count and square footage excludes three properties that were considered held-for-sale at September 30, 2012.

(2)             Represents the weighted average occupancy for the period.

(3)             Represents occupancy at September 30 of the respective year.

(4)             Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.  Square footage for non same-store assets acquired during 2012 are prorated based on the portion of the period the properties were owned.

Revenues

Rental income increased from $51.9 million during the three months ended September 30, 2011 to $65.4 million during the three months ended September 30, 2012, an increase of $13.5 million, or 26%. This increase is primarily attributable to $11.9 million of additional income from the properties acquired in 2011 and 2012 and an increase in average occupancy in the same-store portfolio which contributed $1.5 million to the increase in rental income.

Other property related income increased from $5.7 million during the three months ended September 30, 2011 to $7.7 million during the three months ended September 30, 2012, an increase of $2.0 million, or 35%.  This increase is primarily attributable to $1.3 million of additional income from the 2011 and 2012 acquisitions and an increase of $0.7 million in same-store tenant insurance commissions.

Operating Expenses

Property operating expenses increased from $24.1 million during the three months ended September 30, 2011 to $29.2 million during the three months ended September 30, 2012, an increase of $5.1 million, or 21%.  This increase is primarily attributable to $4.5 million of increased expenses associated with newly acquired properties and property administration expenses and an increase on the same-store portfolio related to increased marketing costs.

Depreciation and amortization increased from $15.6 million during the three months ended September 30, 2011 to $29.8 million during the three months ended September 30, 2012, an increase of $14.2 million, or 91%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions including an increase in amortization of lease intangibles of $7.5 million recognized during the 2012 period.

Other Income (Expenses)

Interest expense increased from $8.5 million during the three months ended September 30, 2011 to $11.1 million during the three months ended September 30, 2012, an increase of $2.6 million, or 31%.  The increase is attributable to a higher amount of outstanding debt in the 2012 period primarily resulting from the debt assumed in conjunction with the 2011 and 2012 Storage Deluxe Acquisitions and other acquisitions, offset by lower interest rates on the Credit Facility in the 2012 period as compared to the 2011 period.

Acquisition related costs increased from $0.4 million during the three months ended September 30, 2011 to $1.5 million during the three months ended September 30, 2012 as a result of the acquisition of 24 self-storage facilities in the 2012 period, including one facility in the Storage Deluxe portfolio, compared to four acquisitions during the 2011 period.

Gain from remeasurement of real estate venture was $7.0 million for the three months ended September 30, 2012, with no comparable gains during the 2011 period.  This gain is related to the HSREV interest remeasurement following the purchase of the remaining 50% ownership in the venture.

Discontinued Operations

Income (loss) from discontinued operations decreased from $1.0 million for the three months ended September 30, 2011 to ($0.04) million for the three months ended September 30, 2012.   The loss during the 2012 period represents the results of operations during the quarter for the seven assets sold during the quarter as well as the three assets classified as held-for-sale at September 30, 2012.  Income during the 2011 period represents the results of operations during the quarter for the 18 assets sold during the third quarter of 2011, the asset sold in the fourth quarter of 2011, the 15 assets sold to date in 2012 and the three assets classified as held-for-sale at September 30, 2012.  Gains on disposition of discontinued operations decreased from $3.5 million during the three months ended September 30, 2011 to $0.2 million during the three months ended September 30, 2012.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011 (in thousands, except store count, occupancies and rates)

	Same-Store Property Portfolio				Non Same-Store Properties		Other/ Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$148,472	$144,931	$3,541	2%	$35,883	$5,237	$—	$—	$184,355	$150,168	$34,187	23%
Other property related income	15,248	13,586	1,662	12%	3,784	701	1,461	1,083	20,493	15,370	5,123	33%
Property management fee income	—	—	—	0%	—	—	3,217	2,634	3,217	2,634	583	22%
Total revenues	163,720	158,517	5,203	3%	39,667	5,938	4,678	3,717	208,065	168,172	39,893	24%

OPERATING EXPENSES:
Property operating expenses	59,748	60,068	(320)	-1%	13,077	2,665	10,202	8,772	83,027	71,505	11,522	16%
NET OPERATING INCOME	103,972	98,449	5,523	6%	26,590	3,273	(5,524)	(5,055)	125,038	96,667	28,371	29%

Property count (1)	321	321			63				384
Total square footage (1)	21,122	21,122			4,447				25,569
Period Average Occupancy (2)	81.7%	79.0%
Period End Occupancy (3)	84.6%	81.1%			84.2%				84.5%
Realized annual rent per occupied square foot (4)	$11.47	$11.58

Depreciation and amortization									82,446	45,573	36,873	81%
General and administrative									19,582	18,350	1,232	7%
Subtotal									102,028	63,923	38,105	60%
Operating income									23,010	32,744	(9,734)	-30%

Other Expense:
Interest:
Interest expense on loans									(29,692)	(24,596)	5,096	21%
Loan procurement amortization expense									(2,585)	(4,124)	(1,539)	-37%
Loan procurement amortization expense- early repayment of debt									—	(2,085)	(2,085)	-100%
Acquisition related costs									(2,390)	(629)	1,761	280%
Equity in losses of real estate ventures									(745)	(24)	721	3004%
Gain from remeasurment of investment in real estate ventures									7,023	—	(7,023)	100%
Other									(12)	(179)	(167)	-93%
Total other expense									(28,401)	(31,637)	3,236	-10%

(LOSS) INCOME FROM CONTINUING OPERATIONS									(5,391)	1,107	(6,498)	587%

DISCONTINUED OPERATIONS
Income from discontinued operations									1,136	5,358	(4,222)	-79%
Gain on disposition of discontinued operations									6,403	3,527	2,876	82%
Total discontinued operations									7,539	8,885	(1,346)	-15%
NET INCOME									2,148	9,992	(7,844)	79%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									106	(368)	(474)	-129%
Noncontrolling interests in subsidiaries									(1,918)	(2,011)	93	-5%

NET INCOME ATTRIBUTABLE TO THE COMPANY									336	7,613	(7,277)	96%

(1)             Property count and square footage excludes three properties that were considered held-for-sale at September 30, 2012.

(2)             Represents the weighted average occupancy for the period.

(3)             Represents occupancy at September 30 of the respective year.

(4)             Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.  Square footage for non same-store assets acquired during 2012 are prorated based on the portion of the period the properties were owned.

Revenues

Rental income increased from $150.2 million during the nine months ended September 30, 2011 to $184.4 million during the nine months ended September 30, 2012, an increase of $34.2 million, or 23%. This increase is primarily attributable to $30.6 million of additional income from the properties acquired in 2011 and 2012 and an increase in average occupancy in the same-store portfolio which contributed $3.5 million to the increase in rental income during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Other property related income increased from $15.4 million during the nine months ended September 30, 2011 to $20.5 million during the nine months ended September 30, 2012, an increase of $5.1 million, or 33%.  This increase is primarily attributable to $3.1 million of additional income from the 2011 and 2012 acquisitions, an increase of $1.8 million in same-store late fee revenue and tenant insurance commissions, and increased third party insurance commissions of $0.4 million during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011.

Operating Expenses

Property operating expenses increased from $71.5 million during the nine months ended September 30, 2011 to $83.0 million during the nine months ended September 30, 2012, an increase of $11.5 million, or 16%.  This increase is primarily attributable to $11.8 million of increased expenses associated with newly acquired properties and property administration expenses, offset by reductions in the same-store portfolio primarily related to decreased snow removal and utility costs.

Depreciation and amortization increased from $45.6 million during the nine months ended September 30, 2011 to $82.4 million during the nine months ended September 30, 2012, an increase of $36.8 million, or 81%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions including an increase in amortization of lease intangibles of $19.5 million recognized during the 2012 period.

Other Income (Expenses)

Interest expense increased from $24.6 million during the nine months ended September 30, 2011 to $29.7 million during the nine months ended September 30, 2012, an increase of $5.1 million, or 21%.  The increase is attributable to a higher amount of outstanding debt in the 2012 period primarily resulting from the debt assumed in conjunction with the 2011 and 2012 Storage Deluxe Acquisitions and other acquisitions, offset by lower interest rates on the Credit Facility in the 2012 period as compared to the 2011 period.

Loan procurement amortization expense — early repayment of debt decreased from $2.1 million during 2011 with no comparable expense during the 2012 period.  This decrease relates to the write-off of unamortized loan procurement costs associated with $100 million of unsecured term loans that were repaid during the nine months ended September 30, 2011.

Acquisition related costs increased from $0.6 million during the nine months ended September 30, 2011 to $2.4 million during the nine months ended September 30, 2012 as a result of the acquisition of 32 self-storage facilities in the 2012 period, including six facilities in the Storage Deluxe portfolio, compared to nine acquisitions during the 2011 period.

Gain from remeasurement of real estate venture was $7.0 million for the nine months ended September 30, 2012, with no comparable gains during the 2011 period.  This gain is related to the HSREV interest remeasurement from the purchase of the remaining 50% ownership in the venture.

Discontinued Operations

Income from discontinued operations decreased from $5.4 million for the nine months ended September 30, 2011 to $1.1 million for the nine months ended September 30, 2012.  The income during the 2012 period represents the results of operations during the year for the 15 assets sold during the year as well as the three assets classified as held-for-sale at September 30, 2012.  Income during the 2011 period represents the results of operations during the quarter for the 18 assets sold during 2011, the asset sold in the fourth quarter of 2011, the 15 assets sold to date in 2012 and the three assets classified as held-for-sale at September 30, 2012.  Gains on disposition of discontinued operations increased from $3.5 million during the nine months ended September 30, 2011 to $6.4 million during the nine months ended September 30, 2012.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Cash Flows

Comparison of the nine months ended September 30, 2012 to the nine months ended September 30, 2011

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2012 and 2011 is as follows (in thousands):

	Nine Months Ended September 30,
	2012	2011	Change
Net cash flow provided by (used in):
Operating activities	$97,165	$64,375	$32,790
Investing activities	$(271,755)	$(54,633)	$(217,122)
Financing activities	$168,228	$(3,142)	$171,370

Cash flows provided by operating activities for the nine months ended September 30, 2012 and 2011 were $97.2 million and $64.4 million, respectively, an increase of $32.8 million.  Our principal source of cash flows is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable to our 2011 and 2012 acquisitions and increased net operating income levels on the same-store portfolio in the 2012 period as compared to the 2011 period.

Cash used in investing activities increased from $54.6 million in the 2011 period to $271.8 million in the 2012 period, an increase of $217.12 million.  The increase primarily relates to increased property acquisitions in 2012 (Storage Deluxe Acquisition with a net purchase price totaling $201.9 million and 17 other property acquisitions with purchase prices totaling $102.8 million), compared to 2011 (nine property acquisitions with a total purchase price of $78.6 million) and an increase in cash used related to the September 2012 purchase of our partners’ 50% ownership in the HSRE Venture.

Cash (used in) provided by financing activities increased from ($3.1) million in 2011 to $168.2 million in 2012, an increase of $171.3 million. The increase relates primarily to (a) a net increase in unsecured senior note borrowings of $249.6 million (b) increased common share issuances of $57.7 million in 2012, as compared to 2011 and an increase in revolving credit facility borrowings of $108.5 million during the year.  The increase was offset by increased net debt repayments of $172.2 million, an increase in cash used related to the September 2012 purchase of our partners’ 50% ownership in the HART Venture and increased distributions of $12.2 million in the 2012 period as compared to 2011.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect remaining recurring capital expenditures in the 2012 fiscal year to be approximately $1 million to $2 million.  Our currently scheduled principal payments on debt are approximately $1.5 million for the remainder of 2012.

Our most restrictive debt covenants limit the amount of additional leverage we can take on; however, we believe cash flow from operations, access to our “at the market” equity program and access to our Credit Facility are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2012 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under the revolving portion of our Credit Facility ($234.5 million of which was available for borrowing at September 30, 2012), sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

Notwithstanding the discussion above, we believe that, as a publicly traded REIT, with an investment grade balance sheet profile, we will have access to multiple sources of capital to fund long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity.  However, we cannot provide any assurance that this will be the case.  Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.  In addition, dislocation in the United States debt markets may significantly reduce the availability and increase the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the future.  Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

As of September 30, 2012, we had approximately $2.7 million in available cash and cash equivalents.  In addition, we had approximately $234.5 million of availability for borrowings under our Credit Facility.

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

As of September 30, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan and $65.5 million of unsecured revolving loan borrowings were outstanding under the Credit Facility, and $234.5 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  We had interest rate swaps as of September 30, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at September 30, 2012, we had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   As of September 30, 2012, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.11%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at September 30, 2012, and no further borrowings may be made under those term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

Senior Note Issuance

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  The senior notes had an effective interest rate of 4.82% at September 30, 2012.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. We are currently in compliance with all its financial covenants under the senior notes.

At The Market Program

Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), we may sell up to 20 million common shares at “at the market” prices. During the quarter ended September 30, 2012, we sold 4.7 million shares with an average sales price of $12.81 per share, resulting in net proceeds of $59.1 million under the program.  Since the inception of the program in 2009, we have sold 12.9 million shares with an average sales price of $9.30 per share, resulting in net proceeds of $119.2 million used to fund the acquisition of storage facilities and for general corporate purposes.  At September 30, 2012, we had 7.1 million shares available for sale under the program.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, gain on remeasurement of investment in real estate ventures, and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO

Pursuant to the revised definition of Funds from Operations adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”), we calculate Funds from Operations, or “FFO,” by adjusting net income (computed in accordance with GAAP, including non-recurring items) for gains (or losses) from sales of properties, gains on remeasurement of investment in real estate ventures, impairments of depreciable properties, real estate related depreciation and amortization, and after adjustment for unconsolidated partnerships and joint ventures. FFO is a non-GAAP financial measure.  We believe the use of FFO, combined with the required primary GAAP presentations, enhances the understanding of operating results of REITs among the investing public and makes comparisons of REIT operating results more meaningful. Management generally considers FFO to be a useful measure for reviewing our comparative operating and financial performance because, by excluding gains and losses related to sales of previously depreciated operating real estate assets, impairments of depreciable assets,  and excluding real estate asset depreciation and amortization (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO can help one compare the operating performance of a company’s real estate between periods or as compared to different companies. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies that do not define FFO in accordance with the current NAREIT definition or that interpret the current NAREIT definition differently.

FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of our performance. FFO does not represent cash generated from operating activities determined in accordance with GAAP and is not a measure of liquidity or an indicator of our ability to make cash distributions. We believe that to further understand our performance, FFO should be compared with our reported net income and considered in addition to cash flows computed in accordance with GAAP, as presented in our Consolidated Financial Statements.

FFO, as adjusted

FFO, as adjusted represents FFO as defined above, excluding the effects of acquisition related costs, gains or losses from early extinguishment of debt, and other one-time items, which we believe are not indicative of the Company’s operating results.

The following table presents a reconciliation of net income (loss) to FFO and FFO, As adjusted, for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income (loss)	$134	$6,828	$(4,170)	$7,613

Add (deduct):
Real estate depreciation and amortization:
Real property - continuing operations	29,424	15,043	81,369	45,108
Real property - discontinued operations	162	563	948	1,289
Company’s share of unconsolidated real estate ventures	513	28	1,540	28
Noncontrolling interest’s share of consolidated real estate ventures	(191)	(422)	(1,049)	(1,323)
Gains on sale of real estate	(197)	(3,527)	(6,403)	(3,527)
Gain on remeasurement of investment in real estate venture	(7,023)	—	(7,023)	—
Noncontrolling interests in the Operating Partnership	5	329	(106)	368

FFO	$22,827	$18,842	$65,106	$49,556

Add (deduct):
Loan procurement amortization expense - early repayment of debt	—	—	—	2,085
Discontinued operations - settlement proceeds	—	—	—	(1,895)
Acquisition related costs	1,527	374	2,390	629

FFO, as adjusted	$24,354	$19,216	$67,496	$50,375

Weighted-average diluted shares and units outstanding	130,384	105,013	129,222	104,997

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

As of September 30, 2012 our consolidated debt consisted of $903.3 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was $171.1 million of outstanding credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.7 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.7 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would decrease by approximately $32.5 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would increase by approximately $34.9 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended September 30, 2012:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 – July 31	—	$—	N/A	3,000,000
August 1 – August 31	3,848	12.69	N/A	3,000,000
September 1 – September 30	—	—	N/A	3,000,000

Total	3,848	$12.69	N/A	3,000,000

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

31.1

Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2

Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3

Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4

Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: November 9, 2012	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: November 9, 2012	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of CubeSmart.

12.2	Statement regarding Computation of Ratios of CubeSmart L.P..

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.