Form 10-K
period 2012-12-31
CubeSmart; CubeSmart, L.P.
filed 2013-02-28
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

As of June 30, 2012, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $1,431,731,476. As of February 26, 2013, the number of common shares of CubeSmart outstanding was 133,593,640.

As of June 30, 2012, the aggregate market value of the 4,408,730 units of limited partnership (the “Units”) held by non-affiliates of CubeSmart, L.P. was $51,449,879 based upon the last reported sale price of $11.67 per share on the New York Stock Exchange on June 30, 2012 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2012 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2012, owned a 97.6% general partnership interest in the Operating Partnership. The remaining 2.4% interest consists of common units of limited partnership issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

•         the competitive environment in which we operate, including our ability to maintain or raise rental rates;

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

As of December 31, 2012, we owned 381 self-storage facilities located in 22 states and in the District of Columbia containing an aggregate of approximately 25.5 million rentable square feet.  As of December 31, 2012, approximately 84.4% of the rentable square footage at our owned facilities was leased to approximately 182,000 tenants, and no single tenant represented a significant concentration of our revenues.  As of December 31, 2012 we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of December 31, 2012, we managed 133 properties for third parties, bringing the total number of properties we owned and/or managed to 514.   As of December 31, 2012 we managed facilities in the following 27 states: Alabama, Arizona, Arkansas , California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

Our self-storage facilities are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats.  Our facilities are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our facilities have an on-site manager during business hours, and 256, or approximately 67%, of our owned facilities have a manager who resides in an apartment at the facility.  Our customers can access their storage cubes during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems.  Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 76% of our owned facilities include climate controlled cubes, compared with the national average of 44% reported by the 2013 Self-Storage Almanac.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through its operating partnership, CubeSmart, L.P. (our “Operating Partnership”), and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2012, owned an approximately 97.6% interest in the Operating Partnership.  The Operating Partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2012 and 2011, we owned 381 and 370 facilities, respectively, that contained an aggregate of 25.5 million and 24.4 million rentable square feet with occupancy rates of 84.4% and 78.4%, respectively.

A complete listing of, and additional information about, our facilities is included in Item 2 of this Annual Report on Form 10-K.  The following is a summary of our 2012, 2011 and 2010 acquisition and disposition activity:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)
2012 Acquisitions:
Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April/ August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/ Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000	(a)
Leetsdale Asset	Denver, CO	September 2012	1	10,600
Orlando/ West Palm Beach Assets	Multiple locations in FL	November 2012	2	13,010
Exton/ Cherry Hill Assets	Multiple locations in NJ and PA	December 2012	2	7,800
Carrollton Asset	Carrollton, TX	December 2012	1	4,800
			37	$432,340
2012 Dispositions:
Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets (b)	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/ Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962
2011 Acquisitions:
Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147
2011 Dispositions:
Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200
2010 Acquisitions:
Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145
2010 Dispositions:
Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA and NC	December 2010	15	35,000
			16	$38,100

(a)         Purchase price listed represents the fair value of the assets at acquisition.

(b)         The Company issued financing in the amount of $5.3 million to the buyer in conjunction with the New Mexico Assets disposition.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. At December 31, 2012 and 2011, we owned 381 and 370 self-storage facilities and related assets, respectively. The following table summarizes the change in number of owned self-storage facilities from January 1, 2011 through December 31, 2012:

	2012	2011

Balance - January 1	370	363
Facilities acquired	6	1
Facilities sold	—	—
Balance - March 31	376	364
Facilities acquired	2	4
Facilities consolidated	—	(1)
Facilities sold	(8)	—
Balance - June 30	370	367
Facilities acquired	24	4
Facilities sold	(7)	(18)
Balance - September 30	387	353
Facilities acquired	5	18
Facilities sold	(11)	(1)
Balance - December 31	381	370

Financing and Investing Activities

The following summarizes certain financing activities during the year ended December 31, 2012:

•      Storage Deluxe Acquisition. During the year ended December 31, 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six properties with a purchase price of approximately $201.9 million. The six properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.

•      Facility Acquisitions.  In addition to the Storage Deluxe Acquisition, during the year ended December 31, 2012, we acquired 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million.  In connection with these acquisitions, we allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.2 million.

•      Investments in Unconsolidated Real Estate Ventures.  On September 28, 2012, the Company purchased the remaining 50% ownership in a partnership that owned nine storage facilities, collectively the HSRE Venture (“HSREV”), for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the properties.  Following the acquisition, the Company wholly owns the nine storage facilities which are unencumbered and have a fair value of $102 million at the date of acquisition.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million.

•      Facility Dispositions.   During the year ended December 31, 2012, we sold 26 self-storage facilities located throughout the United States for an aggregate sales price of approximately $60.0 million.  These sales resulted in the recognition of gains that totaled $9.8 million.

•      Investments in Consolidated Real Estate Ventures.  On August 13, 2012, the Company purchased the remaining 50% interest in the HART joint venture from Heitman for $61.1 million, and now owns 100% of HART. Accordingly, the Company wholly owns the 22 properties, which are unencumbered by any property-level secured debt.  The Company previously consolidated HART, and therefore the acquisition of the remaining 50% interest is reflected in the equity section of the accompanying consolidated balance sheets.   As a result of the transaction, the Company eliminated noncontrolling interest in subsidiaries of $38.7 million and recorded a reduction to additional paid in capital of $18.5 million.

•      Senior Note Issuance.  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”), which bear interest at a rate of 4.80%.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. We are currently in compliance with all its financial covenants under the senior notes.

•      At The Market Program.  Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), we may sell up to 20 million common shares at “at the market” prices. During the year ended December 31, 2012, we sold 7.9 million shares with an average sales price of $13.13 per share, resulting in gross proceeds of $103.8 million under the program.  The Company incurred $1.7 million of offering costs in conjunction with these sales.

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

•         Acquire facilities within targeted markets — During 2013, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.

•         Dispose of facilities not in targeted markets — During 2013, we intend to continue to reduce exposure in slower growth, lower barrier-to-entry markets.   We intend to use proceeds from these transactions to fund acquisitions within target markets.

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

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities.  Our investment committee, comprised of our named executive officers and led by Dean Jernigan, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•

Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically five miles around the facility, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas that we expect will experience growth, including the Northeastern and Middle Atlantic areas of the United States and areas within Georgia, Florida, Texas, Illinois and California and to enter new markets should suitable opportunities arise.

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

Concentration

Our self-storage facilities are located in major metropolitan areas as well as suburban areas and have numerous tenants per facility.  No single tenant represented a significant concentration of our 2012 revenues.  Our facilities in New York, Florida, California, and Texas provided approximately 16%, 15%, 10% and 10%, respectively, of our total 2012 revenues.  Our facilities in Florida, California, Texas and Illinois provided approximately 17%, 12%, 10% and 7%, respectively, of our total 2011 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

Although our organizational documents do not limit the amount of debt that we may incur, we maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2012, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 34.2% compared to approximately 36.0% as of December 31, 2011.  Our ratio of debt to the depreciated cost of our real estate assets as of December 31, 2012 was approximately 49.0% compared to approximately 42.4% as of December 31, 2011.  We expect to finance additional investments in self-storage facilities through the most attractive available sources of capital at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility.  These capital sources may include borrowings under the revolving portion of our 2011 Credit Facility and additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, and issuances of common or preferred units in our Operating Partnership in exchange for contributed properties or cash and formations of joint ventures.  We also may sell facilities that we no longer view as core assets and reallocate the sales proceeds to fund other acquisitions.

Competition

Over the last decade, new self-storage facility development has intensified the competition among self-storage operators in many market areas in which we operate.  Self-storage facilities compete based on a number of factors, including location, rental rates, security, suitability of the facility’s design to prospective customers’ needs and the manner in which the facility is operated and marketed.  In particular, the number of competing self-storage facilities in a particular market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our facilities.  We believe that the primary competition for potential customers of any of our self-storage facilities comes from other self-storage facilities within a three-mile radius of that facility.  We believe our facilities are well-positioned within their respective markets and we emphasize customer service, convenience, security and professionalism.

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Sovran Self Storage and Extra Space Storage Inc.  These companies, some of which operate significantly more facilities than we do and have greater resources than we have, and other entities may generally be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices.  This competition may generally reduce the number of suitable acquisition opportunities available to us, increase the price required to consummate the acquisition of particular facilities and reduce the demand for self-storage space in areas where our facilities are located.  Nevertheless, we believe that our experience in operating, managing, acquiring, developing and obtaining financing for self-storage facilities should enable us to compete effectively.

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

Employees

As of December 31, 2012, we employed 1,409 employees, of whom 188 were corporate executive and administrative personnel and 1,221 were property level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

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

ITEM 1A.  RISK FACTORS

Overview

An investment in our securities involves various risks.  Investors should carefully consider the risks set forth below together with other information contained in this Annual Report. These risks are not the only ones that we may face. Additional risks not presently known to us, or that we currently consider immaterial, may also impair our business, financial condition, operating results and ability to make distributions to our shareholders.

Risks Related to our Business and Operations

Adverse macroeconomic and business conditions may significantly and negatively affect our rental rates, occupancy levels and therefore our results of operations.

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of, or slow recovery from, ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors.  Our facilities in New York, Florida, California, Texas, Illinois, New Jersey, and Tennessee accounted for approximately 16%, 15%, 10%, 10%, 6%, 5% and 4%, respectively, of our total 2012 revenues.  As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We face risks associated with facility acquisitions.

We intend to continue to acquire individual and portfolios of self-storage facilities.  These acquisitions would increase our size and may potentially alter our capital structure.  Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that:

•                  acquisitions may fail to perform as expected;

•                  the actual costs of repositioning or redeveloping acquired facilities may be higher than our estimates;

•                  we may be unable to obtain acquisition financing on favorable terms;

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

In addition, we do not always obtain third-party appraisals of acquired facilities (and instead rely on value determinations by our senior management) and the consideration we pay in exchange for those facilities may exceed the value determined by third-party appraisals.

We will incur costs and will face integration challenges when we acquire additional facilities.

As we acquire or develop additional self-storage facilities, we will be subject to risks associated with integrating and managing new facilities, including customer retention and mortgage default risks. In the case of a large portfolio purchase, we could experience strains in our existing information management capacity.  In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations.  Furthermore, our income may decline because we will be required to expense acquisition-related costs and amortize in future periods costs for acquired goodwill and other intangible assets.  Our failure to successfully integrate any future acquisitions into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

We depend on external sources of capital to fund acquisitions and facility development, to satisfy our debt obligations and to make distributions to our shareholders required to maintain our status as a REIT, and these sources of capital may not be available on favorable terms, if at all.  Our access to external sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes.  If we are unable to obtain external sources of capital, we may not be able to acquire or develop facilities when strategic opportunities exist, satisfy our debt obligations or make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

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

Historically, we have paid quarterly distributions to our shareholders, and we intend to continue to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our Board of Trustees.  Our ability to pay dividends will depend upon, among other factors:

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

We have in the past co-invested with, and we may continue to co-invest with, third parties through joint ventures.  In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the facilities owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions.

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

We face significant competition for tenants and acquisition and development opportunities.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our properties.  We compete with numerous developers, owners and operators of self-storage facilities, including other REITs, some of which own or may in the future own properties similar to ours in the same submarkets in which our properties are located and some of which may have greater capital resources.  In addition, due to the relatively low cost of each individual self-storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities.

If our competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we currently charge our tenants, we may lose potential tenants, and we may be pressured to reduce our rental rates below those we currently charge in order to retain tenants when our tenants’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our shares and ability to satisfy our debt service obligations could be materially adversely affected.  In addition, increased competition for customers may require us to make capital improvements to our facilities that we would not have otherwise made.  Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders.

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

Our insurance coverage may not comply with certain loan requirements.

Certain of our properties serve as collateral for our mortgage-backed debt, some of which we assumed in connection with our acquisition of facilities and requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment.   We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants.  If we cannot comply with a lender’s requirements, the lender could declare a default, which could affect our ability to obtain future financing and have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing.  In addition, we may be required to self-insure against certain losses or our insurance costs may increase.

Potential liability for environmental contamination could result in substantial costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.  If we fail to comply with those laws, we could be subject to significant fines or other governmental sanctions.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a facility and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination.  Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances.  The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such facility or to borrow using such facility as collateral.  In addition, in connection with the ownership, operation and management of real properties, we are potentially liable for property damage or injuries to persons and property.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities.  We carry environmental insurance coverage on certain properties in our portfolio.  We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities).  The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us.  However, we cannot assure you that our environmental assessments have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not actually known to us or that a material environmental condition does not otherwise exist with respect to any of our facilities.

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

We are increasingly dependent upon automated information technology processes.  While we attempt to mitigate this risk through offsite backup procedures and contracted data centers that include, in some cases, redundant operations, we could still be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist event or cyber-attack.  In addition, an increasing portion of our business operations are conducted over the Internet, increasing the risk of viruses that could cause system failures and disruptions of operations despite our deployment of anti-virus measures.  Experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

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

As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income, which may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates.  Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.

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

Certain of our mortgages, bank loans, and unsecured debt (including our senior notes) will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”   We may not have the cash resources available to repay those amounts, and we may have to raise funds for such repayment either through the issuance of equity or debt securities, additional bank borrowings (which may include extension of maturity dates), joint ventures or asset sales.  Furthermore, we are restricted from incurring certain additional indebtedness and making certain other changes to our capital and debt structure under the terms of the senior notes and the indenture governing the senior notes.

There can be no assurance that we will be able to refinance our debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors

As a result of our interest rate hedges, swap agreements and other, similar arrangements, we face counterparty risks.

We may be exposed to the potential risk of counterparty default or non-payment with respect to interest rate hedges, swap agreements, floors, caps and other interest rate hedging contracts that we may enter into from time to time, in which event we could suffer a material loss on the value of those agreements.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.  There is no assurance that our potential counterparties on these agreements will perform their obligations under such agreements.

Financing our future growth plan or refinancing existing debt maturities could be impacted by negative capital market conditions.

Recently, domestic financial markets have experienced extreme volatility and uncertainty.  At times in recent years liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets for which we historically sought financing.  Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms nor can there be any assurance we can issue common or preferred equity securities at a reasonable price.  Our ability to finance new acquisitions and refinance future debt maturities could be adversely impacted by our inability to secure permanent financing on reasonable terms, if at all.

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

Like other real estate companies that incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance outstanding indebtedness at maturity.  If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire new properties.  Failure to make distributions to our shareholders could result in our failure to qualify as a REIT for federal income tax purposes.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any facilities securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of facilities foreclosed on, could threaten our continued viability.

Our 2012 Credit Facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and net worth tests.  Our ability to borrow under the 2012 Credit Facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the 2012 Credit Facility and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.

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

Our organizational documents do not limit the amount of indebtedness that we or our Operating Partnership may incur.  We could alter the balance between our total outstanding indebtedness and the value of our assets at any time.  If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

Risks Related to our Organization and Structure

We are dependent upon our senior management team whose continued service is not guaranteed.

Our executive team, including our named executive officers, has extensive self-storage, real estate and public company experience.  Although we have employment agreements with members of our senior management team, we cannot provide any assurance that any of them will remain in our employment.  The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2012, we had 1,221 field personnel involved in the management and operation of our facilities.  The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

The interests of our shareholders could be diluted if we issue additional equity securities to finance future acquisitions or developments or to repay indebtedness.  Our Board of Trustees may authorize the issuance of additional equity securities, including preferred shares, without shareholder approval.  Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

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

The market price of our common shares has been subject to significant fluctuations and may continue to fluctuate or decline.  Between 2010 and December 31, 2012, the price of our common shares has been volatile, ranging from a high of $14.74 (on December 24, 2012) to a low of $6.14 (on February 25, 2010).  In the past several years, REIT securities have experienced high levels of volatility and significant declines in value from their historic highs.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our stock price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2012, we owned 381 self-storage facilities located in 22 states and the District of Columbia; and aggregating approximately 25.5 million rentable square feet.  The following table sets forth certain summary information regarding our facilities by state as of December 31, 2012.

			Total	% of Total
	Number of	Number of	Rentable	Rentable
State	Facilities	Units	Square Feet	Square Feet	Occupancy

Florida	55	38,802	4,076,940	16.0%	85.0%
Texas	53	25,859	3,258,014	12.8%	83.8%
California	43	26,196	3,099,697	12.2%	82.9%
New York	30	34,219	2,127,114	8.4%	84.7%
Illinois	27	13,829	1,607,406	6.3%	88.0%
Arizona	24	11,931	1,283,093	5.0%	83.5%
Tennessee	23	12,327	1,606,973	6.3%	84.0%
New Jersey	21	13,418	1,386,285	5.4%	81.9%
Connecticut	20	9,089	1,041,681	4.1%	85.0%
Georgia	16	9,645	1,182,150	4.6%	83.9%
Ohio	15	8453	979,849	3.8%	86.1%
Virginia	9	6,722	692,015	2.7%	83.9%
Colorado	9	4,755	567,556	2.2%	87.2%
Maryland	6	5,117	596,912	2.3%	84.4%
North Carolina	6	3,873	463,062	1.8%	82.2%
Pennsylvania	7	4,829	513,880	2.0%	84.5%
Utah	4	2,207	239,623	0.9%	87.5%
Massachusetts	4	2,379	206,419	0.8%	81.9%
New Mexico	3	1,620	182,061	0.7%	85.3%
Washington DC	2	1,799	145,615	0.6%	92.8%
Nevada	2	885	97,446	0.4%	85.6%
Indiana	1	713	73,014	0.4%	86.6%
Wisconsin	1	486	58,500	0.3%	81.2%
Total/Weighted Average	381	239,153	25,485,304	100.0%	84.4%

Our Facilities

The following table sets forth certain additional information with respect to each of our facilities as of December 31, 2012. Our ownership of each facility consists of a fee interest in the facility held by our Operating Partnership, or one of its subsidiaries, except for five of our facilities, which are subject to ground leases.  In addition, small parcels of land at four of our other facilities are subject to ground leases.

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Chandler, AZ	2005	1985	47,520	85.7%	431	Y	6.9%
Glendale, AZ	1998	1987	56,807	85.2%	515	Y	0.0%
Green Valley, AZ	2005	1985	25,050	77.0%	258	N	8.0%
Mesa I, AZ	2006	1985	52,375	87.9%	485	N	0.0%
Mesa II, AZ	2006	1981	45,361	82.2%	391	Y	9.8%
Mesa III, AZ	2006	1986	58,189	74.3%	492	Y	4.5%
Phoenix I, AZ	2006	1987	100,775	86.4%	750	Y	9.0%
Phoenix II, AZ	2006	1974	83,309	82.3%	793	Y	2.6%
Scottsdale, AZ	1998	1995	79,525	82.0%	657	Y	9.7%
Tempe, AZ	2005	1975	53,890	84.4%	404	Y	13.0%
Tucson I, AZ	1998	1974	59,350	79.9%	485	Y	0.0%
Tucson II, AZ	1998	1988	43,950	89.1%	532	Y	100.0%
Tucson III, AZ	2005	1979	49,832	76.9%	482	N	0.0%
Tucson IV, AZ	2005	1982	48,040	81.4%	483	Y	3.7%
Tucson V, AZ	2005	1982	45,184	83.3%	418	Y	3.0%
Tucson VI, AZ	2005	1982	40,766	86.5%	412	Y	3.4%
Tucson VII, AZ	2005	1982	52,688	85.4%	590	Y	2.0%
Tucson VIII, AZ	2005	1979	46,600	89.4%	441	Y	0.0%
Tucson IX, AZ	2005	1984	67,720	85.4%	600	Y	1.9%
Tucson X, AZ	2005	1981	46,350	81.6%	411	N	0.0%
Tucson XI, AZ	2005	1974	42,700	80.1%	413	Y	0.0%
Tucson XII, AZ	2005	1974	42,225	84.6%	428	Y	4.8%
Tucson XIII, AZ	2005	1974	45,792	80.2%	512	Y	0.0%
Tucson XIV, AZ	2005	1976	49,095	89.0%	548	Y	8.8%
Apple Valley I, CA	1997	1984	73,290	83.3%	495	Y	0.0%
Apple Valley II, CA	1997	1988	61,405	76.3%	428	Y	5.3%
Benicia, CA	2005	1988/93/05	74,770	82.5%	731	Y	0.0%
Cathedral City, CA †	2006	1982/92	110,974	83.3%	624	Y	2.2%
Citrus Heights, CA	2005	1987	75,620	85.2%	671	Y	0.0%
Diamond Bar, CA	2005	1988	102,984	91.4%	900	Y	0.0%
Escondido, CA	2007	2002	142,670	90.9%	1,219	Y	6.5%
Fallbrook, CA	1997	1985/88	46,620	81.9%	447	Y	0.0%
Lancaster, CA	2001	1987	60,675	71.2%	327	N	0.0%
Long Beach, CA	2006	1974	125,091	68.9%	1,351	Y	0.0%
Murrieta, CA	2005	1996	49,835	88.8%	424	Y	2.9%
North Highlands, CA	2005	1980	57,244	85.5%	469	Y	0.0%
Orangevale, CA	2005	1980	50,317	83.5%	530	Y	0.0%
Palm Springs I, CA	2006	1989	72,675	82.9%	535	Y	0.0%
Palm Springs II, CA †	2006	1982/89	122,550	77.8%	579	Y	8.5%
Pleasanton, CA	2005	2003	85,045	87.1%	693	Y	0.0%
Rancho Cordova, CA	2005	1979	53,978	87.2%	453	Y	0.0%
Rialto I, CA	2006	1987	57,391	84.7%	437	Y	0.0%
Rialto II, CA	1997	1980	99,803	75.4%	716	N	0.0%
Riverside I, CA	2006	1977	67,120	83.6%	635	Y	0.0%
Riverside II, CA	2006	1985	85,166	67.8%	815	Y	3.9%
Roseville, CA	2005	1979	59,869	85.3%	545	Y	0.0%
Sacramento I, CA	2005	1979	50,714	86.1%	538	Y	0.0%
Sacramento II, CA	2005	1986	61,888	70.9%	549	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	86.5%	232	N	0.0%
San Bernardino II, CA	1997	1991	41,546	73.1%	373	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,341	83.7%	373	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,166	85.4%	688	Y	11.6%
San Bernardino V, CA	2006	1974	57,001	92.9%	466	Y	4.2%
San Bernardino VII, CA	2006	1978	78,729	92.7%	604	Y	1.3%
San Bernardino VIII, CA	2006	1977	95,029	80.6%	816	Y	0.0%
San Marcos, CA	2005	1979	37,430	91.0%	242	Y	0.0%
Santa Ana, CA	2006	1984	63,896	89.8%	712	Y	2.0%
South Sacramento, CA	2005	1979	52,165	81.0%	411	Y	0.0%
Spring Valley, CA	2006	1980	55,045	80.7%	713	Y	0.0%
Temecula I, CA	1998	1985/2003	81,550	82.9%	687	Y	46.5%
Temecula II, CA	2007	2003	84,398	83.6%	630	Y	51.3%
Thousand Palms, CA	2006	1988/01	74,305	89.9%	674	Y	27.2%
Vista I, CA	2001	1988	74,405	86.7%	621	Y	0.0%
Vista II, CA	2005	2001/02/03	148,081	80.3%	1,270	Y	2.3%
Walnut, CA	2005	1987	50,708	84.6%	537	Y	9.2%
West Sacramento, CA	2005	1984	40,040	85.0%	478	Y	0.0%
Westminster, CA	2005	1983/98	68,098	86.1%	558	Y	0.0%
Aurora, CO	2005	1981	75,867	87.8%	613	Y	0.0%
Colorado Springs I, CO	2005	1986	47,925	85.5%	462	Y	0.0%
Colorado Springs II, CO	2006	2001	62,300	83.1%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	90.4%	449	Y	0.0%
Denver II, CO	2012	2007	74,520	85.8%	675	N	91.0%
Federal Heights, CO	2005	1980	54,770	84.7%	544	Y	0.0%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Golden, CO	2005	1985	87,382	91.5%	640	Y	1.2%
Littleton, CO	2005	1987	53,490	87.8%	442	Y	37.4%
Northglenn, CO	2005	1980	52,102	86.0%	497	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	87.1%	438	Y	6.6%
Branford, CT	1995	1986	50,679	84.3%	434	Y	2.2%
Bristol, CT	2005	1989/99	47,725	88.9%	453	N	22.4%
East Windsor, CT	2005	1986/89	46,016	78.6%	301	N	0.0%
Enfield, CT	2001	1989	52,875	88.8%	366	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,230	75.6%	597	N	6.5%
Manchester I, CT (6)	2002	1999/00/01	47,025	81.4%	455	N	37.5%
Manchester II, CT	2005	1984	52,725	87.9%	399	N	0.0%
Milford, CT	1996	1975	44,885	91.6%	376	Y	4.0%
Monroe, CT	2005	1996/03	58,700	85.7%	399	N	0.0%
Mystic, CT	1996	1975/86	50,725	86.2%	560	Y	2.3%
Newington I, CT	2005	1978/97	42,620	86.1%	246	N	0.0%
Newington II, CT	2005	1979/81	36,140	85.2%	195	N	0.0%
Norwalk, CT	2012	2009	31,239	97.3%	351	N	100.0%
Old Saybrook I, CT	2005	1982/88/00	86,950	86.8%	720	N	5.9%
Old Saybrook II, CT	2005	1988/02	26,425	90.9%	253	N	54.2%
Shelton, CT	2011	2007	78,465	80.6%	857	Y	85.7%
South Windsor, CT	1996	1976	72,125	77.1%	558	Y	1.1%
Stamford, CT	2005	1997	28,957	87.9%	362	N	32.8%
Wilton, CT	2012	1966	84,475	85.4%	769	Y	54.8%
Washington I, DC	2008	2002	63,085	93.7%	754	Y	96.5%
Washington II, DC	2011	1929/98	82,530	92.1%	1,045	N	99.0%
Boca Raton, FL	2001	1998	37,958	89.1%	605	N	68.2%
Boynton Beach I, FL	2001	1999	61,749	87.6%	755	Y	54.1%
Boynton Beach II, FL	2005	2001	61,703	79.8%	578	Y	82.3%
Bradenton I, FL	2004	1979	68,391	80.3%	585	N	2.7%
Bradenton II, FL	2004	1996	87,960	86.2%	849	Y	40.0%
Cape Coral, FL	2000*	2000	76,627	82.9%	855	Y	83.6%
Coconut Creek, FL	2012	2001	78,783	89.8%	756	N	48.1%
Dania, FL	1996	1988	58,270	92.8%	492	Y	26.9%
Dania Beach, FL (6)	2004	1984	168,217	70.1%	1,836	N	21.5%
Davie, FL	2001*	2001	80,985	87.2%	832	Y	55.7%
Deerfield Beach, FL	1998*	1998	57,230	92.7%	517	Y	38.9%
Delray Beach, FL	2001	1999	67,813	85.6%	819	Y	39.3%
Fernandina Beach, FL	1996	1986	110,995	84.2%	784	Y	35.3%
Ft. Lauderdale, FL	1999	1999	70,063	91.4%	695	Y	46.8%
Ft. Myers, FL	1999	1998	67,510	69.7%	589	Y	67.1%
Jacksonville I, FL	2005	2005	80,296	95.0%	705	N	100.0%
Jacksonville II, FL	2007	2004	65,270	85.0%	657	N	100.0%
Jacksonville III, FL	2007	2003	65,580	87.9%	675	N	100.0%
Jacksonville IV, FL	2007	2006	77,425	90.6%	705	N	100.0%
Jacksonville V, FL	2007	2004	81,835	82.4%	695	N	82.3%
Kendall, FL	2007	2003	75,395	91.0%	703	N	71.0%
Lake Worth, FL †	1998	1998/02	161,808	92.1%	1,355	Y	37.2%
Lakeland I, FL	1994	1988	49,111	75.4%	487	Y	79.4%
Lutz I, FL	2004	2000	66,795	80.2%	594	Y	36.9%
Lutz II, FL	2004	1999	69,232	86.0%	531	Y	20.6%
Margate I, FL †	1996	1979/81	54,165	83.5%	338	N	9.9%
Margate II, FL †	1996	1985	65,186	78.5%	424	Y	28.8%
Merrit Island, FL	2002	2000	50,417	82.0%	465	Y	56.7%
Miami I, FL	1996	1995	46,825	93.9%	560	Y	52.1%
Miami II, FL	1996	1989	67,010	80.2%	568	Y	7.9%
Miami III, FL	2005	1988/03	150,735	86.0%	1,518	N	86.9%
Miami IV, FL	2011	2007	76,352	90.0%	932	N	100.0%
Naples I, FL	1996	1996	48,150	93.5%	319	Y	26.6%
Naples II, FL	1997	1985	65,850	90.7%	627	Y	44.6%
Naples III, FL	1997	1981/83	80,266	89.5%	797	Y	23.7%
Naples IV, FL	1998	1990	40,600	92.2%	428	N	42.2%
Ocoee, FL	2005	1997	76,250	80.2%	620	Y	15.5%
Orange City, FL	2004	2001	59,586	84.2%	639	N	39.1%
Orlando II, FL	2005	2002/04	63,084	85.9%	577	N	74.2%
Orlando III, FL	2006	1988/90/96	102,705	77.2%	784	Y	12.4%
Orlando IV, FL	2010	2009	76,565	89.0%	637	N	64.4%
Orlando V, FL	2012	2008	75,359	86.3%	638	N	85.3%
Oviedo, FL	2006	1988/1991	49,251	80.5%	427	Y	3.2%
Pembroke Pines, FL	1997	1997	67,321	88.5%	696	Y	63.2%
Royal Palm Beach II, FL	2007	2004	81,405	90.5%	759	N	82.3%
Sanford, FL	2006	1988/2006	61,810	86.9%	437	Y	28.6%
Sarasota, FL	1999	1998	71,402	79.9%	524	Y	42.3%
St. Augustine, FL	1996	1985	59,725	76.6%	699	Y	29.9%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Stuart, FL	1997	1995	87,037	82.5%	955	Y	51.3%
SW Ranches, FL	2007	2004	64,955	90.7%	647	N	85.3%
Tampa, FL	2007	2001/2002	83,738	86.9%	790	N	28.5%
West Palm Beach I, FL	2001	1997	68,051	88.0%	975	Y	47.2%
West Palm Beach II, FL	2004	1996	94,503	90.5%	834	Y	73.9%
West Palm Beach III, FL	2012	2008	85,460	69.4%	919	Y	51.2%
Alpharetta, GA	2001	1996	90,485	87.2%	670	Y	75.1%
Atlanta, GA	2012	2008	66,675	71.0%	626	N	100.0%
Austell , GA	2006	2000	83,875	81.8%	646	Y	66.4%
Decatur, GA	1998	1986	145,280	75.8%	1,244	Y	2.7%
Duluth II, GA	2012	2004	47,242	89.7%	538	N	100.0%
Duluth, GA	2011	2009	70,985	75.2%	589	N	100.0%
Lawrenceville, GA	2011	1999	73,765	82.0%	597	N	24.4%
Leisure City, GA	2012	2005	56,177	82.2%	615	N	55.0%
Norcross I, GA	2001	1997	85,420	89.2%	582	Y	55.8%
Norcross II, GA	2012	2007	47,270	90.6%	499	Y	100.0%
Norcross II, GA	2011	1996	52,020	95.2%	396	N	57.0%
Norcross III, GA	2012	2005	57,555	74.4%	505	Y	81.6%
Peachtree City I, GA	2001	1997	49,875	87.8%	433	N	75.6%
Peachtree City II, GA	2012	2005	57,100	93.9%	430	N	47.7%
Smyrna, GA	2001	2000	57,015	91.8%	489	Y	100.0%
Snellville, GA	2007	1996/1997	80,000	87.4%	748	Y	27.1%
Suwanee I, GA	2007	2000/2003	85,240	86.9%	616	Y	28.9%
Suwanee II, GA	2007	2005	79,590	85.2%	575	N	61.8%
Addison, IL	2004	1979	31,325	86.2%	367	Y	0.0%
Aurora, IL	2004	1996	74,435	86.0%	555	Y	6.9%
Bartlett, IL	2004	1987	51,425	89.8%	408	Y	33.5%
Bellwood, IL	2001	1999	86,650	86.2%	739	Y	52.1%
Des Plaines, IL (6)	2004	1978	74,400	81.9%	635	N	0.0%
Elk Grove Village, IL	2004	1987	64,129	88.1%	623	Y	5.5%
Glenview, IL	2004	1998	100,115	91.8%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	92.6%	720	N	34.1%
Hanover, IL	2004	1987	41,190	88.5%	411	Y	0.4%
Harvey, IL	2004	1987	60,090	86.9%	575	Y	3.0%
Joliet, IL	2004	1993	72,765	84.9%	530	Y	100.0%
Kildeer, IL	2004	1988	46,285	89.4%	422	Y	0.0%
Lombard, IL	2004	1981	57,764	88.1%	544	Y	9.8%
Mount Prospect, IL	2004	1979	65,000	91.5%	587	Y	12.7%
Mundelein, IL	2004	1990	44,700	89.6%	491	Y	8.9%
North Chicago, IL	2004	1985	53,350	90.1%	427	N	0.0%
Plainfield I, IL	2004	1998	53,900	90.0%	404	N	3.3%
Plainfield II, IL	2005	2000	51,900	93.7%	355	N	22.8%
Schaumburg, IL	2004	1988	31,160	83.5%	321	N	5.6%
Streamwood, IL	2004	1982	64,305	85.8%	557	N	4.4%
Warrensville, IL	2005	1977/89	48,796	86.6%	377	N	0.0%
Waukegan, IL	2004	1977	79,500	81.1%	682	Y	8.4%
West Chicago, IL	2004	1979	48,175	91.3%	430	Y	0.0%
Westmont, IL	2004	1979	53,450	86.3%	377	Y	0.0%
Wheeling I, IL	2004	1974	54,210	87.9%	491	N	0.0%
Wheeling II, IL	2004	1979	67,825	92.1%	601	Y	7.3%
Woodridge, IL	2004	1987	50,262	85.4%	462	Y	6.7%
Indianapolis, IN	2004	1976	73,014	86.6%	713	Y	0.0%
Boston I, MA	2010	1950	33,286	75.4%	592	N	100.0%
Boston II, MA	2002	2001	60,545	83.5%	628	Y	100.0%
Leominster, MA	1998	1987/88/00	53,823	81.3%	500	Y	38.5%
Medford, MA	2007	2001	58,765	84.5%	659	Y	96.0%
Baltimore, MD	2001	1999/00	93,350	83.4%	809	Y	45.3%
California, MD	2004	1998	77,865	79.7%	720	Y	39.0%
District Heights, MD	2011	2007	78,660	80.2%	954	Y	90.3%
Gaithersburg, MD	2005	1998	87,045	83.4%	785	Y	42.0%
Laurel, MD †	2001	1978/99/00	162,792	87.7%	1,022	N	41.1%
Temple Hills, MD	2001	2000	97,200	88.1%	827	Y	68.5%
Belmont, NC	2001	1996/97/98	81,600	86.1%	586	N	23.1%
Burlington I, NC	2001	1990/91/93/94/98	109,396	68.7%	950	N	4.7%
Burlington II, NC	2001	1991	42,305	77.2%	394	Y	12.0%
Cary, NC	2001	1993/94/97	112,086	87.9%	794	N	7.5%
Charlotte, NC	2002	1999	69,000	88.3%	737	Y	52.8%
Raleigh, NC	1998	1994/95	48,675	88.8%	412	Y	8.2%
Bordentown, NJ	2012	2006	50,600	81.5%	385	N	18.8%
Brick, NJ	1996	1981	51,725	82.5%	432	N	0.0%
Cherry Hill I, NJ	2010	2004	52,600	73.4%	378	Y	0.0%
Cherry Hill II, NJ	2012	2004	65,050	72.1%	610	N	87.5%
Clifton, NJ	2005	2001	105,550	89.0%	1,018	Y	85.5%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Cranford, NJ	1996	1987	91,250	89.4%	851	Y	7.9%
East Hanover, NJ	1996	1983	107,679	73.8%	966	N	1.6%
Egg Harbor I, NJ	2010	2005	36,025	85.4%	293	N	12.6%
Egg Harbor II, NJ	2010	2002	70,425	62.6%	704	N	16.6%
Elizabeth, NJ	2005	1925/97	38,830	82.7%	674	N	0.0%
Fairview, NJ	1997	1989	27,875	84.9%	448	N	100.0%
Freehold, NJ	2012	2002	81,495	87.3%	760	N	56.4%
Hamilton, NJ	2006	1990	70,550	82.2%	614	Y	0.0%
Hoboken, NJ	2005	1945/97	34,200	81.5%	742	N	100.0%
Linden, NJ	1996	1983	100,425	84.4%	1,118	N	2.1%
Lumberton, NJ	2012	2004	96,025	81.2%	786	Y	27.8%
Morris Township, NJ (6)	1997	1972	71,776	83.0%	565	Y	1.3%
Parsippany, NJ	1997	1981	66,325	83.6%	566	Y	6.9%
Randolph, NJ	2002	1998/99	52,465	82.1%	541	Y	82.5%
Sewell, NJ	2001	1984/98	57,830	87.7%	454	N	5.3%
Somerset, NJ	2012	2000	57,585	90.1%	513	N	69.3%
Albuquerque I, NM	2005	1985	65,927	79.7%	609	Y	3.2%
Albuquerque II, NM	2005	1985	58,598	89.4%	527	Y	4.1%
Albuquerque III, NM	2005	1986	57,536	87.7%	484	Y	4.7%
Las Vegas I, NV †	2006	1986	48,596	84.7%	369	Y	5.4%
Las Vegas II, NV	2006	1997	48,850	86.5%	516	Y	75.2%
Bronx I, NY	2010	1931/2004	68,813	84.1%	1,322	N	96.5%
Bronx II, NY (5)	2011	2006	90,270	92.5%	831	N	58.3%
Bronx III, NY	2011	2007	106,065	83.3%	2,040	N	97.3%
Bronx IV, NY (5)	2011	2007	75,580	76.5%	1,314	N	96.7%
Bronx V, NY (5)	2011	2007	54,683	85.6%	1,095	N	100.0%
Bronx VI, NY (5)	2011	2011	39,495	81.1%	1,092	N	93.9%
Bronx VII, NY (5)	2012	2005	78,575	80.1%	1,524	N	100.0%
Bronx VIII, NY	2012	1928	30,550	78.6%	545	N	100.0%
Bronx IX, NY	2012	1973	148,470	84.8%	3,021	Y	99.0%
Bronx X, NY	2012	2001	159,830	79.5%	2,661	Y	65.8%
Brooklyn I, NY	2010	1917/2004	57,020	81.5%	861	N	83.0%
Brooklyn II, NY	2011	2006	41,625	92.7%	851	N	100.0%
Brooklyn III, NY	2011	2006	37,467	90.3%	793	N	100.0%
Brooklyn IV, NY	2011	2007	46,945	86.9%	887	N	100.0%
Brooklyn V, NY	2011	2007	74,415	83.2%	1,416	N	94.5%
Brooklyn VI, NY	2011	2006	72,710	91.6%	1,396	N	100.0%
Jamaica I, NY	2001	2000	88,415	91.3%	918	Y	30.7%
Jamaica II, NY	2011	2010	91,325	84.8%	1,473	N	84.5%
New Rochelle I, NY	2005	1998	48,434	55.1%	401	N	15.0%
New Rochelle II, NY	2012	1917	63,295	85.1%	1,029	Y	93.4%
North Babylon, NY	1998	1988/99	78,188	91.8%	651	N	9.0%
Queens, NY	2010	1962/2003	60,945	93.2%	1,148	N	25.3%
Riverhead, NY	2005	1985/86/99	38,340	97.1%	328	N	0.0%
Southold, NY	2005	1989	59,745	81.6%	599	N	3.0%
Tuckahoe, NY	2011	2007	51,688	87.5%	758	N	99.2%
West Hempstead, NY	2012	2002	85,281	91.1%	903	Y	30.8%
White Plains, NY	2011	1938	87,705	84.7%	1,508	N	77.2%
Woodhaven, NY	2011	2008	50,665	80.5%	1,029	N	90.5%
Wyckoff, NY	2010	1910/2007	61,960	82.2%	1,042	N	90.2%
Yorktown, NY	2011	2006	78,615	83.3%	783	Y	63.3%
Cleveland I, OH	2005	1997/99	46,050	89.6%	340	Y	5.0%
Cleveland II, OH	2005	2000	58,425	82.5%	565	Y	0.0%
Columbus , OH	2006	1999	71,905	81.4%	602	Y	25.6%
Grove City, OH	2006	1997	89,290	83.1%	773	Y	16.9%
Hilliard, OH	2006	1995	89,690	85.2%	777	Y	24.5%
Lakewood, OH	1989*	1989	39,287	88.5%	455	Y	24.6%
Marblehead, OH	2005	1988/98	52,300	83.2%	382	Y	0.0%
Middleburg Heights, OH	1980*	1980	92,725	90.6%	682	Y	3.8%
North Olmsted I, OH	1979*	1979	48,665	85.5%	442	Y	7.0%
North Olmsted II, OH	1988*	1988	47,850	82.2%	396	Y	14.2%
North Randall, OH	1998*	1998/02	80,229	89.8%	799	N	90.8%
Reynoldsburg, OH	2006	1979	66,895	85.0%	664	Y	0.0%
Strongsville, OH	2007	1978	43,507	92.3%	400	Y	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,281	84.4%	723	Y	0.0%
Westlake, OH	2005	2001	62,750	90.0%	453	Y	6.1%
Conshohocken, PA	2012	2003	81,435	87.8%	728	Y	35.0%
Exton, PA	2012	2006	57,650	88.9%	548	N	90.3%
Langhorne, PA	2012	2001	65,150	85.3%	670	Y	59.3%
Levittown, PA	2001	2000	76,180	85.9%	655	Y	36.3%
Montgomeryville, PA	2012	2003	84,145	77.0%	773	Y	47.9%
Norristown, PA	2011	2005	52,031	81.8%	501	N	86.8%
Philadelphia, PA	2001	1999	97,289	85.6%	954	N	47.1%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Alcoa, TN	2005	1986	42,350	86.2%	354	Y	0.0%
Antioch, TN	2005	1985/98	76,160	88.5%	618	Y	8.5%
Cordova I, TN	2005	1987	54,125	88.6%	387	Y	0.0%
Cordova II, TN	2006	1995	67,700	76.5%	711	Y	7.2%
Knoxville I, TN	1997	1984	29,337	75.0%	281	Y	6.8%
Knoxville II, TN	1997	1985	37,900	77.5%	326	Y	7.0%
Knoxville III, TN	1998	1991	45,736	82.8%	445	Y	6.9%
Knoxville V, TN	1998	1977	42,790	80.0%	373	N	0.0%
Knoxville VI, TN	2005	1975	63,440	85.8%	583	Y	0.0%
Knoxville VII, TN	2005	1983	55,594	77.7%	454	Y	0.0%
Knoxville VIII, TN	2005	1978	95,868	70.8%	763	Y	0.0%
Memphis I, TN	2001	1999	92,320	89.7%	699	N	57.1%
Memphis II, TN	2001	2000	71,710	91.4%	556	N	46.3%
Memphis III, TN	2005	1983	40,507	80.4%	347	Y	6.2%
Memphis IV, TN	2005	1986	38,678	80.2%	319	Y	4.1%
Memphis V, TN	2005	1981	60,120	86.0%	498	Y	0.0%
Memphis VI, TN	2006	1985/93	108,996	82.3%	875	Y	4.1%
Memphis VII, TN	2006	1980/85	96,163	85.1%	533	Y	0.0%
Memphis VIII, TN †	2006	1990	96,060	75.8%	548	Y	0.0%
Nashville I, TN	2005	1984	103,910	86.2%	695	Y	0.0%
Nashville II, TN	2005	1986/00	83,484	87.7%	632	Y	6.5%
Nashville III, TN	2006	1985	101,575	91.4%	598	Y	5.2%
Nashville IV, TN	2006	1986/00	102,450	91.0%	732	Y	7.0%
Allen, TX	2012	2003	62,490	88.1%	524	Y	40.2%
Austin I, TX	2005	2001	59,520	84.0%	538	Y	58.8%
Austin II, TX	2006	2000/03	65,241	79.8%	594	Y	38.9%
Austin III, TX	2006	2004	70,560	81.9%	580	Y	85.4%
Baytown, TX	2005	1981	38,950	82.7%	350	Y	0.0%
Bryan, TX	2005	1994	60,450	63.2%	495	Y	0.0%
Carrollton, TX	2012	2002	77,420	71.2%	549	Y	0.0%
College Station, TX	2005	1993	26,559	74.8%	346	N	0.0%
Cypress, TX	2012	1998	58,141	75.1%	442	N	42.3%
Dallas, TX	2005	2000	59,324	88.7%	534	Y	28.0%
Denton, TX	2006	1996	60,836	87.5%	462	Y	3.9%
El Paso I, TX	2005	1980	59,952	91.5%	513	Y	0.9%
El Paso II, TX	2005	1980	48,704	94.8%	412	Y	0.0%
El Paso III, TX	2005	1980	71,252	80.6%	585	Y	2.0%
El Paso IV, TX	2005	1983	67,058	85.1%	527	Y	3.2%
El Paso V, TX	2005	1982	62,290	76.0%	402	Y	0.0%
El Paso VI, TX	2005	1985	36,620	92.1%	257	Y	0.0%
El Paso VII, TX †	2005	1982	34,545	35.4%	5	N	0.0%
Fort Worth I, TX	2005	2000	50,621	85.8%	406	Y	26.6%
Fort Worth II, TX	2006	2003	72,900	89.3%	653	Y	49.0%
Frisco I, TX	2005	1996	50,854	81.8%	431	Y	17.5%
Frisco II, TX	2005	1998/02	70,999	83.2%	511	Y	25.2%
Frisco III, TX	2006	2004	74,815	87.7%	611	Y	86.0%
Frisco IV, TX	2010	2007	74,835	89.3%	512	N	16.4%
Garland I, TX	2006	1991	70,100	93.1%	679	Y	4.4%
Garland II, TX	2006	2004	68,425	92.0%	469	Y	39.6%
Greenville I, TX	2005	2001/04	59,385	78.9%	448	Y	28.8%
Greenville II, TX	2005	2001	44,900	82.6%	313	N	36.3%
Houston I, TX	2005	1981	100,730	82.9%	616	Y	0.0%
Houston II, TX	2005	1977	71,300	87.9%	391	Y	0.0%
Houston III, TX	2005	1984	60,820	82.5%	461	Y	4.4%
Houston IV, TX	2005	1987	43,975	87.7%	383	Y	6.1%
Houston V, TX †	2006	1980/1997	126,180	81.8%	1,013	Y	55.0%
Houston VI, TX	2011	2002	54,680	89.4%	588	N	100.0%
Houston VII, TX	2012	1989	54,882	86.9%	499	N	71.2%
Houston VIII, TX	2012	1992	53,630	72.5%	429	Y	39.1%
Keller, TX	2006	2000	61,885	85.7%	486	Y	21.1%
La Porte, TX	2005	1984	44,850	89.4%	426	Y	15.4%
Lewisville, TX	2006	1996	58,140	84.6%	429	Y	19.7%
Mansfield I, TX	2006	2003	63,075	93.8%	486	Y	38.4%
Mansfield II, TX	2012	2002	58,400	95.2%	484	Y	55.1%
McKinney I, TX	2005	1996	47,020	84.9%	362	Y	9.2%
McKinney II, TX	2006	1996	70,050	81.5%	537	Y	46.3%
North Richland Hills, TX	2005	2002	57,200	83.5%	433	Y	47.6%
Pearland, TX	2012	1985	72,249	75.0%	457	N	32.6%
Roanoke, TX	2005	1996/01	59,500	91.5%	450	Y	29.9%
San Antonio I, TX	2005	2005	73,305	85.8%	573	Y	79.0%
San Antonio II, TX	2006	2005	73,230	88.8%	670	N	82.3%
San Antonio III, TX	2007	2006	71,775	84.6%	569	N	87.4%

	Year Acquired/	Year	Rentable			Manager	% Climate
Facility Location	Developed (1)	Built	Square Feet	Occupancy (2)	Units	Apartment (3)	Controlled (4)
Sherman I, TX	2005	1998	54,975	82.0%	505	Y	21.1%
Sherman II, TX	2005	1996	48,425	79.8%	391	Y	30.9%
Spring, TX	2006	1980/86	72,751	79.5%	535	N	14.1%
Murray I, UT	2005	1976	60,280	87.4%	632	Y	0.0%
Murray II, UT †	2005	1978	71,221	90.3%	371	Y	2.6%
Salt Lake City I, UT	2005	1976	56,446	83.9%	724	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	87.5%	480	Y	0.0%
Alexandria, VA	2012	2000	114,650	74.4%	1,156	N	100.0%
Burke Lake, VA	2011	2003	90,927	85.2%	910	Y	72.5%
Fairfax, VA	2012	1999	73,650	88.6%	683	N	77.4%
Fredericksburg I, VA	2005	2001/04	69,475	80.0%	605	N	21.4%
Fredericksburg II, VA	2005	1998/01	61,207	76.2%	562	N	100.0%
Leesburg, VA	2011	2001/04	85,503	89.9%	890	Y	75.7%
Mannasas, VA	2010	1998	73,045	83.4%	638	Y	50.9%
McLearen, VA	2010	2002	69,240	88.8%	719	Y	90.0%
Vienna, VA	2012	2000	54,318	94.6%	559	Y	92.5%
Milwaukee, WI	2004	1988	58,500	81.2%	486	Y	0.0%

Total/Weighted Average
(381 facilities)			25,485,304	84.4%	239,153

* Denotes facilities developed by us.

† Denotes facilities that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2012, there was an aggregate of approximately 373,000 rentable square feet of commercial space at these facilities.

(1) Represents the year acquired for those facilities acquired from a third party or the year developed for those facilities developed by us.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2012.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled cubes.

(5) We do not own the land at these facilities.  We lease the land pursuant to ground leases that expire between 2052 and 2059, but have renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2013 and 2019.

We have grown by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2012, and for each of the previous three years, grouped by the year during which we first owned or operated the facility.

Facilities by Year Acquired - Average Occupancy

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Facilities	Feet	2012	2011	2010

2009 and earlier	306	20,308,555	82.6%	79.3%	77.2%
2010	12	734,759	78.3%	69.1%	67.7%
2011 (5)	26	1,795,171	82.3%	78.7%	—
2012	37	2,646,819	83.8%	—	—
All Facilities Owned as of December 31, 2012	381	25,485,304	82.5%	78.9%	77.1%

Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Facilities	2012	2011	2010

2009 and earlier	306	$11.80	$11.98	$11.96
2010	12	18.44	19.12	13.50
2011 (5)	26	24.01	22.80	—
2012	37	15.55	—	—

All Facilities Owned as of December 31, 2012	381	$13.24	$13.02	$12.01

Facilities by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (1)	# of Facilities	2012	2011	2010

2009 and earlier	306	$16,769,285	$16,117,150	$15,680,890
2010	12	578,149	510,496	480,918
2011 (5)	26	1,476,913	1,409,521	—
2012	37	2,199,295	—	—

All Facilities Owned as of December 31, 2012	381	21,023,642	18,037,167	16,161,808

Facilities by Year Acquired - Total Revenues (dollars in thousands) (4)

		Total Revenues
Year Acquired (1)	# of Facilities	2012	2011	2010

2009 and earlier	306	$207,875	$200,741	$193,614
2010	12	11,181	10,108	1,663
2011 (5)	26	36,945	9,548	—
2012	37	19,028	—	—

All Facilities Owned as of December 31, 2012	381	$275,029	$220,397	$195,277

(1)  For facilities developed by us, “Year Acquired” represents the year in which such facilities were acquired by our operating partnership from an affiliated entity, which in some cases is later than the year developed.

(2)  Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.  Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $16.1 million, $13.3 million and$11.7 million, for the periods ended December 31, 2012, 2011 and 2010.

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

Planned Renovations and Improvements

We have a capital improvement and property renovation program that includes office upgrades, adding climate control at selected cubes, construction of parking areas, safety and security enhancements, and general facility upgrades.  For 2013, we anticipate spending approximately $7 million to $10 million associated with these capital expenditures and expect to enhance the safety and improve the aesthetic appeal of our facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in claims from time to time, which arise in the ordinary course of business.  In the opinion of management, we have made adequate provisions for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims and changes in any such matters, could have a material adverse effect on our business, financial condition and operating results.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, there were approximately 61 registered record holders of the Parent Company’s common shares and 12 holders of the Operating Partnership’s Units (other than the Parent Company).  These figures do not include beneficial owners who hold shares in nominee name.  There is no established trading market for the Units of the Operating Partnership.  The following table shows the high and low closing prices per share for our common shares, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared
2011
First quarter	$10.57	$9.20	$0.070
Second quarter	$11.39	$9.93	$0.070
Third quarter	$11.15	$8.53	$0.070
Fourth quarter	$10.66	$8.04	$0.080

2012
First quarter	$12.14	$10.30	$0.080
Second quarter	$12.81	$10.90	$0.080
Third quarter	$13.48	$11.69	$0.080
Fourth quarter	$14.67	$12.59	$0.110

For each quarter in 2011 and 2012, the Operating Partnership paid a cash distribution per Unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of our shareholders a statement detailing distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our dividends for 2012 was as follows: 81.7538% ordinary income distribution, 14.9075% capital gain distribution, and 3.3387% return of capital distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of our shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our preferred dividends for 2012 was as follows: 84.5778% ordinary income distribution and 15.4222% capital gain distribution from earnings and profits.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2007 and ending December 31, 2012.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
CubeSmart	100.00	52.03	87.82	115.84	133.17	188.85
S&P 500	100.00	63.00	79.68	91.68	93.61	108.59
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
NAREIT All Equity REIT Index	100.00	62.27	79.70	101.98	110.42	132.18

There were no repurchases of the Parent Company’s common shares during the three-month period ended December 31, 2012.

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial information for the five-year period ended December 31, 2012 was derived from the Parent Company’s financial statements, which have been audited by KPMG LLP.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$250,959	$202,762	$179,748	$178,669	$185,426
Other property related income	27,776	20,715	17,114	14,659	13,708
Property management fee income	4,341	3,768	2,829	56	—
Total revenues	283,076	227,245	199,691	193,384	199,134
OPERATING EXPENSES
Property operating expenses	110,821	94,630	85,779	83,968	84,716
Depreciation and amortization	113,874	65,955	58,876	63,825	66,924
General and administrative	26,131	24,693	25,406	22,569	24,964
Total operating expenses	250,826	185,278	170,061	170,362	176,604
OPERATING INCOME	32,250	41,967	29,630	23,022	22,530
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(40,715)	(33,199)	(37,794)	(45,269)	(52,014)
Loan procurement amortization expense	(3,279)	(5,028)	(6,463)	(2,339)	(1,929)
Loan procurement amortization expense - early repayment of debt	—	(8,167)	—	—	—
Acquisition related costs	(3,086)	(3,823)	(759)	—	—
Equity in losses of real estate ventures	(745)	(281)	—	—	—
Gain from remeasurement of investment in real estate venture	7,023	—	—	—	—
Other	256	(83)	386	648	247
Total other expense	(40,546)	(50,581)	(44,630)	(46,960)	(53,696)
LOSS FROM CONTINUING OPERATIONS	(8,296)	(8,614)	(15,000)	(23,938)	(31,166)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,113	7,158	7,155	9,467	14,548
Net gain on disposition of discontinued operations	9,811	3,903	1,826	14,139	19,720
Total discontinued operations	11,924	11,061	8,981	23,606	34,268
NET INCOME (LOSS)	3,628	2,447	(6,019)	(332)	3,102
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	107	(35)	381	60	(310)
Noncontrolling interest in subsidiaries	(1,918)	(2,810)	(1,755)	(665)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,817	(398)	(7,393)	(937)	2,792
Distribution to Preferred Shares	(6,008)	(1,218)	—	—	—
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS OF THE COMPANY	$(4,191)	$(1,616)	$(7,393)	$(937)	$2,792
Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.13)	$(0.12)	$(0.17)	$(0.32)	$(0.50)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.10	$0.10	$0.09	$0.31	$0.55
Basic and diluted (loss) earnings per share attributable to common shareholders	$(0.03)	$(0.02)	$(0.08)	$(0.01)	$0.05

Weighted-average basic and diluted shares outstanding (1)	124,548	102,976	93,998	70,988	57,621

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(15,829)	$(12,168)	$(15,907)	$(22,631)	$(28,663)
Total discontinued operations	11,638	10,552	8,514	21,694	31,455
Net (loss) income	$(4,191)	$(1,616)	$(7,393)	$(937)	$2,792

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (in thousands):
Storage facilities, net	$2,089,707	$1,788,720	$1,428,491	$1,430,533	$1,559,958
Total assets	2,150,319	1,875,979	1,478,819	1,598,870	1,597,659
Unsecured senior notes	250,000	—	—	—	—
Revolving credit facility	45,000	—	43,000	—	172,000
Unsecured term loan	500,000	400,000	200,000	—	200,000
Secured term loan	—	—	—	200,000	57,419
Mortgage loans and notes payable	228,759	358,441	372,457	569,026	548,085
Total liabilities	1,112,420	830,925	668,266	814,146	1,028,705
Noncontrolling interest in the Operating Partnership	47,990	49,732	45,145	45,394	46,026
CubeSmart shareholders’ equity	989,791	955,913	724,216	695,309	522,928
Noncontrolling interests in subsidiaries	118	39,409	41,192	44,021	—
Total liabilities and equity	2,150,319	1,875,979	1,478,819	1,598,870	1,597,659

Other Data:
Number of facilities	381	370	363	367	387
Total rentable square feet (in thousands)	25,485	24,420	23,635	23,749	24,973
Occupancy percentage	84.4%	78.4%	76.3%	75.2%	78.9%
Cash dividends declared per share (2)	$0.350	$0.290	$0.145	$0.100	$0.565

(1)         Excludes operating partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO.  Operating partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Noncontrolling interests in the Operating Partnership.

(2)         The Company announced full quarterly dividends of $0.180 per common share on December 13, 2007,  February 27, 2008,  May 7, 2008, and August 6, 2008; dividends of $0.025 per common share on December 11, 2008, January 22, 2009, April 22, 2009, July 22, 2009, October 22, 2009, December 5, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.070 per common share on December 14, 2010, February 29, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.080 and $0.393 per common and preferred shares, respectively, on December 8, 2011; dividends of $0.080 and $0.484 per common and preferred shares, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012, and dividends of $0.110 and $0.484 per common and preferred shares, respectively, on December 10, 2012.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected financial data for the periods ended December 31, 2012, 2011, 2010, 2009 and 2008 have been derived from the historical consolidated financial statements of CubeSmart, L.P. and subsidiaries, which have been audited by KPMG LLP.

The following data should be read in conjunction with the audited financial statements and notes thereto of the operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report.

	For the year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars and shares in thousands, except per unit data)
REVENUES
Rental income	$250,959	$202,762	$179,748	$178,669	$185,426
Other property related income	27,776	20,715	17,114	14,659	13,708
Property management fee income	4,341	3,768	2,829	56	—
Total revenues	283,076	227,245	199,691	193,384	199,134
OPERATING EXPENSES
Property operating expenses	110,821	94,630	85,779	83,968	84,716
Depreciation and amortization	113,874	65,955	58,876	63,825	66,924
General and administrative	26,131	24,693	25,406	22,569	24,964
Total operating expenses	250,826	185,278	170,061	170,362	176,604
OPERATING INCOME	32,250	41,967	29,630	23,022	22,530
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(40,715)	(33,199)	(37,794)	(45,269)	(52,014)
Loan procurement amortization expense	(3,279)	(5,028)	(6,463)	(2,339)	(1,929)
Loan procurement amortization expense - early repayment of debt	—	(8,167)	—	—	—
Acquisition related costs	(3,086)	(3,823)	(759)	—	—
Equity in losses of real estate ventures	(745)	(281)	—	—	—
Gain from remeasurement of investment in real estate venture	7,023	—	—	—	—
Other	256	(83)	386	648	247
Total other expense	(40,546)	(50,581)	(44,630)	(46,960)	(53,696)
LOSS FROM CONTINUING OPERATIONS	(8,296)	(8,614)	(15,000)	(23,938)	(31,166)
DISCONTINUED OPERATIONS
Income from discontinued operations	2,113	7,158	7,155	9,467	14,548
Net gain on disposition of discontinued operations	9,811	3,903	1,826	14,139	19,720
Total discontinued operations	11,924	11,061	8,981	23,606	34,268
NET INCOME (LOSS)	3,628	2,447	(6,019)	(332)	3,102
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interest in subsidiaries	(1,918)	(2,810)	(1,755)	(665)	—
NET (LOSS) INCOME ATTRIBUTABLE TO CUBESMART L.P.	1,710	(363)	(7,774)	(997)	3,102
Limited Partnership interest of third parties	107	(35)	381	60	(310)
NET (LOSS) INCOME ATTRIBUTABLE TO OPERATING PARTNER	1,817	(398)	(7,393)	(937)	2,792
Distribution to Preferred Shares	(6,008)	(1,218)	—	—	—
NET(LOSS) INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$(4,191)	$(1,616)	$(7,393)	$(937)	$2,792
Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.13)	$(0.12)	$(0.17)	$(0.32)	$(0.50)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.10	$0.10	$0.09	$0.31	$0.55
Basic and diluted (loss) earnings per unit attributable to common unitholders	$(0.03)	$(0.02)	$(0.08)	$(0.01)	$0.05

Weighted-average basic and diluted units outstanding (1)	124,548	102,976	93,998	70,988	57,621

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Loss from continuing operations	$(15,829)	$(12,168)	$(15,907)	$(22,631)	$(28,663)
Total discontinued operations	11,638	10,552	8,514	21,694	31,455
Net (loss) income	$(4,191)	$(1,616)	$(7,393)	$(937)	$2,792

	At December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data (in thousands):
Storage facilities, net	$2,089,707	$1,788,720	$1,428,491	$1,430,533	$1,559,958
Total assets	2,150,319	1,875,979	1,478,819	1,598,870	1,597,659
Unsecured senior notes	250,000	—	—	—	—
Revolving credit facility	45,000	—	43,000	—	172,000
Unsecured term loan	500,000	400,000	200,000	—	200,000
Secured term loan	—	—	—	200,000	57,419
Mortgage loans and notes payable	228,759	358,441	372,457	569,026	548,085
Total liabilities	1,112,420	830,925	668,266	814,146	1,028,705
Limited Partnership interest of third parties	47,990	49,732	45,145	45,394	46,026
CubeSmart L.P. Capital	989,791	955,913	724,216	695,309	522,928
Noncontrolling interests in subsidiaries	118	39,409	41,192	44,021	—
Total liabilities and capital	2,150,319	1,875,979	1,478,819	1,598,870	1,597,659

Other Data:
Number of facilities	381	370	363	367	387
Total rentable square feet (in thousands)	25,485	24,420	23,635	23,749	24,973
Occupancy percentage	84.4%	78.4%	76.3%	75.2%	78.9%
Cash dividends declared per unit (2)	$0.350	$0.290	$0.145	$0.100	$0.565

(1)         Excludes operating partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO.  Operating partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Limited Partnership interest of third parties.

(2)         The Company announced full quarterly dividends of $0.180 per common unit on December 13, 2007,  February 27, 2008,  May 7, 2008, and August 6, 2008; dividends of $0.025 per common unit on December 11, 2008, January 22, 2009, April 22, 2009, July 22, 2009, October 22, 2009, December 5, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.070 per common unit on December 14, 2010, February 29, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.080 and $0.393 per common and preferred units, respectively, on December 8, 2011; dividends of $0.080 and $0.484 per common and preferred units, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012, and dividends of $0.110 and $0.484 per common and preferred units, respectively, on December 10, 2012.

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  Effective September 14, 2011, the Parent Company changed its name from “U-Store-It Trust” to “CubeSmart” and the Operating Partnership changed its name from “U-Store-It, L.P.” to “CubeSmart, L.P.”  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2012 and December 31, 2011, the Company owned 381 and 370 self-storage facilities, respectively, totaling approximately 25.5 million rentable square feet and 24.4 million rentable square feet, respectively.  As of December 31, 2012 the Company owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of December 31, 2012, the Company managed 133 properties for third parties bringing the total number of properties we owned and/or managed to 514.  As of December 31, 2012 we managed facilities in the following 27 states: Alabama, Arizona, Arkansas , California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Nevada, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in New York, Florida, California, and Texas provided approximately 16%, 15%, 10% and 10%, respectively, of total revenues for the year ended December 31, 2012.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the fair value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.

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

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and c) 100% of prior year taxable income exceeds cash distributions and certain taxes paid by the Company.

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard as of January 1, 2012 did not have a material impact on its consolidated financial position or results of operations as the amendment related only to changes in financial statement presentation.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At December 31, 2012, there were 313 same-store properties and 68 non same-store properties, of which 27 were 2011 acquisitions, 37 were 2012 acquisitions and four were properties that were not stabilized, damaged by natural disaster or had undergone significant renovation.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Annual Report on Form 10-K.

The Company’s results of operations are affected by the acquisition and disposition activity during the 2012, 2011, and 2010 periods as described below.  At December 31, 2012, 2011, and 2010, the Company owned 381, 370, and 363 self-storage facilities and related assets, respectively.

•                  In 2012, 37 self-storage facilities were acquired for approximately $432.3 million (the “2012 Acquisitions”) and 26 self-storage facilities were sold for approximately $60.0 million (the “2012 Dispositions”).

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

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$196,556	$191,222	$5,334	3%	$54,403	$11,540	$—	$—	$250,959	$202,762	$48,197	24%
Other property related income	20,331	17,811	2,520	14%	5,473	1,314	1,972	1,590	27,776	20,715	7,061	34%
Property management fee income	—	—	—	—	—	—	4,341	3,768	4,341	3,768	573	15%
Total revenues	216,887	209,033	7,854	4%	59,876	12,854	6,313	5,358	283,076	227,245	55,831	25%

OPERATING EXPENSES:
Property operating expenses	77,466	77,518	(52)	0%	19,511	5,090	13,844	12,022	110,821	94,630	16,191	17%
NET OPERATING INCOME:	139,421	131,515	7,906	6%	40,365	7,764	(7,531)	(6,664)	172,255	132,615	39,640	30%

Property count	313	313			68	57			381	370
Total square footage	20,681	20,681			4,804	3,739			25,485	24,420
Period End Occupancy (1)	84.6%	79.1%			84.2%	75.8%			84.4%	78.6%
Period Average Occupancy (2)	82.6%	79.2%
Realized annual rent per occupied sq ft (3)	$11.51	$11.67

Depreciation and amortization									113,874	65,955	47,919	73%
General and administrative									26,131	24,693	1,438	6%
Subtotal									140,005	90,648	49,357	54%
Operating income									32,250	41,967	(9,717)	-23%

Other Income (Expense):
Interest:
Interest expense on loans									(40,715)	(33,199)	(7,516)	-23%
Loan procurement amortization expense									(3,279)	(5,028)	1,749	35%
Loan procurement amortization expense - early repayment of debt									—	(8,167)	8,167	100%
Acquisition related costs									(3,086)	(3,823)	737	19%
Equity in losses of real estate ventures									(745)	(281)	(464)	-165%
Gain from remeasurement of investments in real estate ventures									7,023	—	7,023	100%
Other									256	(83)	339	408%
Total other expense									(40,546)	(50,581)	10,035	20%

LOSS FROM CONTINUING OPERATIONS									(8,296)	(8,614)	318	4%

DISCONTINUED OPERATIONS
Income from discontinued operations									2,113	7,158	(5,045)	-70%
Net gain on disposition of discontinued operations									9,811	3,903	5,908	151%
Total discontinued operations									11,924	11,061	863	8%
NET INCOME									3,628	2,447	1,181	48%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									107	(35)	142	406%
Noncontrolling interests in subsidiaries									(1,918)	(2,810)	892	32%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$1,817	$(398)	$2,215	557%

(1)              Represents occupancy at December 31 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.  Square footage for non same-store assets acquired during 2012 are prorated based on the portion of the period the properties were owned.

Revenues

Rental income increased from $202.8 million in 2011 to $251.0 million in 2012, an increase of $48.2 million. This increase is primarily attributable to $42.9 million of additional income from the properties acquired in 2011 and 2012 and an increase in average occupancy on the same-store portfolio due to lowered rates which contributed to the $5.3 million increase in rental income during 2012 as compared to 2011.

Other property related income increased from $20.7 million in 2011 to $27.8 million in 2012, an increase of $7.1 million, or 34%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $5.6 million during the year ended December 31, 2012 as compared to the year ended December 31, 2011, driven by a $4.2 million increase as a result of the 2011 and 2012 acquisitions.

Property management fee income increased to $4.3 million in 2012 from $3.8 million during 2011, an increase of $0.6 million.  This increase is attributable to an increase in management fees related to the third party management business (133 facilities as of December 31, 2012 compared to 103 facilities as of December 31, 2011).

Operating Expenses

Property operating expenses increased from $94.6 million in 2011 to $110.8 million in 2012, an increase of $16.2 million, or 17%.  This increase is primarily attributable to $14.4 million of increased expenses associated with newly acquired properties in 2012 as well as $1.8 million of increased expenses in other/eliminations associated with third party management contracts.

Depreciation and amortization increased from $66.0 million in 2011 to $113.9 million in 2012, an increase of $47.9 million, or 73%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions, including an increase in amortization of lease intangibles of $25.2 million recognized during the 2012 period.

Other Income (Expenses)

Interest expense increased from $33.2 million in 2011 to $40.7 million in 2012, an increase of $7.5 million, or 23%.  The increase is attributable to higher average outstanding debt during 2012 primarily resulting from debt associated with the Storage Deluxe acquisition and other 2012 acquisitions.  This increase was offset by lower interest expense related to the repayment of several fixed rate mortgages during the year.  These repayments utilized proceeds from the senior note offering and had higher effective rates than the effective interest rate of the senior notes.

Loan procurement amortization expense - early repayment of debt was $8.2 million for the year ended December 31, 2011, with no comparable expense during the 2012 period.  This expense is related to the write-off of unamortized loan procurement costs associated with the Prior Facility.

Equity in losses of real estate ventures was $0.7 million for the year ended December 31, 2012, compared to $0.3 million for the year ended December 31, 2011.  This expense is related to approximately three months of earnings attributable to the HSRE Venture during the 2011 period compared to nine months of earnings during the 2012 period.

Gain from remeasurement of investments in real estate ventures was $7.0 million for the year ended December 31, 2012, with no comparable gains during the 2011 period.  This gain is related to the HSREV interest remeasurement discussed in Item 1, from the purchase of the remaining 50% ownership in the venture.

Discontinued Operations

Income from discontinued operations decreased from $7.2 million for the year ended December 31, 2011 to $2.1 million for the year ended December 31, 2012.  The income during the 2012 period represents the results of operations during the year for the 26 assets sold during 2012.  Income during the 2011 period represents the results of operations during the year for the 26 assets sold during 2012 and the 19 assets sold during 2011.  Gains on disposition of discontinued operations increased from $3.9 million during 2011 to $9.8 million during 2012.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Noncontrolling Interests in Subsidiaries

Net income attributable to noncontrolling interests in subsidiaries decreased to $1.9 million in the 2012 period from $2.8 million in the 2011 period, primarily as a result of the Company purchasing the remaining 50% interest from Heitman in 2012.  The 2011 period represents twelve months of operations of the venture, compared to 2012, which represented operations through August 13, 2012.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2011	2010	(Decrease)	Change	2011	2010	2011	2010	2011	2010	(Decrease)	Change
REVENUES:
Rental income	$191,222	$179,568	$11,654	6%	$11,540	$180	$—	$—	$202,762	$179,748	$23,014	13%
Other property related income	17,811	14,824	2,987	20%	1,314	1,698	1,590	592	20,715	17,114	3,601	21%
Property management fee income	—	—	—	—	—	—	3,768	2,829	3,768	2,829	939	33%
Total revenues	209,033	194,392	14,641	8%	12,854	1,878	5,358	3,421	227,245	199,691	27,554	14%

OPERATING EXPENSES:
Property operating expenses	77,518	74,865	2,653	4%	5,090	1,683	12,022	9,231	94,630	85,779	8,851	10%
NET OPERATING INCOME:	131,515	119,527	11,988	10%	7,764	195	(6,664)	(5,810)	132,615	113,912	18,703	16%

Property count	313	313			57	50			370	363
Total square footage	20,681	20,681			3,739	2,954			24,420	23,635
Period End Occupancy (1)	79.1%	77.0%			75.8%	71.4%			78.6%	76.3%
Period Average Occupancy (2)	79.2%	77.2%
Realized annual rent per occupied sq ft (3)	$11.67	$11.25

Depreciation and amortization									65,955	58,876	7,079	12%
General and administrative									24,693	25,406	(713)	-3%
Subtotal									90,648	84,282	6,366	8%
Operating income									41,967	29,630	12,337	42%

Other Income (Expense):
Interest:
Interest expense on loans									(33,199)	(37,794)	4,595	12%
Loan procurement amortization expense									(5,028)	(6,463)	1,435	22%
Loan procurement amortization expense - early repayment of debt									(8,167)	—	(8,167)	100%
Acquisition related costs									(3,823)	(759)	(3,064)	-404%
Equity in losses of real estate ventures									(281)	—	(281)	100%
Other									(83)	386	(469)	122%
Total other expense									(50,581)	(44,630)	(5,951)	-13%

LOSS FROM CONTINUING OPERATIONS									(8,614)	(15,000)	6,386	43%

DISCONTINUED OPERATIONS
Income from discontinued operations									7,158	7,155	3	0%
Net gain on disposition of discontinued operations									3,903	1,826	2,077	114%
Total discontinued operations									11,061	8,981	2,080	23%
NET INCOME (LOSS)									2,447	(6,019)	8,466	141%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(35)	381	(416)	-109%
Noncontrolling interests in subsidiaries									(2,810)	(1,755)	(1,055)	-60%
NET LOSS ATTRIBUTABLE TO THE COMPANY									$(398)	$(7,393)	$6,995	95%

(1)              Represents occupancy at December 31 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.  Square footage for non same-store assets acquired during 2012 are prorated based on the portion of the period the properties were owned.

Revenues

Rental income increased from $179.7 million in 2010 to $202.8 million in 2011, an increase of $23.0 million. This increase is primarily attributable to $11.4 million of additional income from the properties acquired in 2010 and 2011 and increases in average occupancy and scheduled annual rent per square foot on the same-store portfolio which contributed $11.7 million to the increase in rental income during 2011 as compared to 2010.

Other property related income increased from $17.1 million in 2010 to $20.7 million in 2011, an increase of $3.6 million, or 21%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $3.7 million offset by a decrease in other property related income of $0.4 million related to the 2010 and 2011 acquisitions.

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

Operating Expenses

Property operating expenses increased from $85.8 million in 2010 to $94.6 million in 2011, an increase of $8.9 million, or 10%.  This increase is primarily attributable to $6.2 million of increased expenses associated with newly acquired properties and 12 months of expenses in the 2011 period related to the addition of 85 management contracts in April 2010, compared to only eight months of similar expenses in the 2010 period.  In addition, we experienced a $0.4 million increase in rebranding and store upgrade related expenses during the 2011 period as compared to the 2010 period.

Depreciation and amortization increased from $58.9 million in 2010 to $66.0 million in 2011, an increase of $7.1 million, or 12%.  This increase is primarily attributable to depreciation and amortization expense related to the 2010 and 2011 acquisitions recognized in 2011, with no corresponding expense recognized in 2010.

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

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, gain on remeasurement of investment in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO

Funds from operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.  The April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”), as amended, defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of property and real estate related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a key performance indicator in evaluating the operations of the Company’s facilities. Given the nature of its business as a real estate owner and operator, the Company considers FFO a key measure of its operating performance that is not specifically defined by accounting principles generally accepted in the United States. The Company believes that FFO is useful to management and investors as a starting point in measuring its operational performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance such as gains (or losses) from sales of property, gains on remeasurement of investment in real estate ventures, impairments of depreciable assets, and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

FFO, as adjusted

FFO, as adjusted represents FFO as defined above, excluding the effects of acquisition related costs, gains or losses from early extinguishment of debt, and other non-recurring items, which we believe are not indicative of the Company’s operating results.

The following table presents a reconciliation of loss to FFO and FFO, as adjusted, for the year ended December 31, 2012 and 2011 (in thousands):

	2012	2011

Net loss attributable to common shareholders	$(4,191)	$(1,616)

Add (deduct):
Real estate depreciation and amortization:
Real property - continuing operations	112,449	64,319
Real property - discontinued operations	1,504	3,116
Company’s share of unconsolidated real estate ventures	1,540	542
Noncontrolling interest’s share of consolidated real estate ventures	(1,049)	(1,731)
Gains on sale of real estate	(9,811)	(3,903)
Gain on remeasurement of investment in real estate venture	(7,023)	—
Noncontrolling interests in the Operating Partnership	(107)	35

FFO	$93,312	$60,762

Add (deduct):
Loan procurement amortization expense - early repayment of debt	—	8,167
Discontinued operations - settlement proceeds	—	(1,895)
Acquisition related costs	3,086	3,823

FFO, as adjusted	$96,398	$70,857

Weighted-average diluted shares and units outstanding	131,021	109,085

Cash Flows

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2012 and 2011 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2012	2011	Change
	(in thousands)
Operating activities	$118,428	$84,327	$34,101
Investing activities	$(271,936)	$(442,100)	$170,164
Financing activities	$148,934	$360,951	$(212,017)

Cash provided by operating activities for the years ended December 31, 2012 and 2011 were $118.4 million and $84.3 million, respectively, an increase of $34.1 million.  Our increased cash flow from operating activities is primarily attributable to our 2012 acquisitions and increased net operating income levels on the same-store portfolio in the 2012 period as compared to the 2011 period.

Cash used in investing activities was $271.9 million in 2012 and $442.1 million in 2011.  Cash used in 2012 relates to the acquisition of 28 properties purchased during the year with a purchase price totaling $330.3 million (which includes assumed debt of $107.0 million) and 9 properties purchased related to the acquisition of the remaining interest in the HSREV real estate venture during 2012.  Cash used to fund these acquisitions was offset by $52.6 million in net cash proceeds from the disposition of 26 properties during the year.  Cash used in 2011 relates to the acquisition of 27 properties purchased during the year with a purchase price totaling $467.1 million (which includes 16 Storage Deluxe properties acquired for $357.3 million).

Cash provided by financing activities decreased to $148.9 million in 2012 from $361.0 million in 2011, a decrease of $212.0 million. During 2012 and 2011, we issued common shares for net proceeds of $102.1 million and $204.0 million, respectively.  Additionally, proceeds from revolving credit facility and unsecured term loans were $503.0 million in 2012 compared to $656.7 million during 2011, and principal payments on revolving credit facility, unsecured term loans and mortgages totaled $594.3 million during 2012 compared to $539.0 million during 2011.  These decreases were offset by proceeds received during 2012 relating to the unsecured senior notes of $249.6 million. The proceeds were used to fund increased acquisition activity during 2012, including $61.1 million paid to acquire the noncontrolling interest in the HART joint venture.

Comparison of the Year Ended December 31, 2011 to the Year Ended December 31, 2010

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2011 and 2010 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2011	2010	Change
	(in thousands)
Operating activities	$84,327	$71,517	$12,810
Investing activities	$(442,100)	$(44,783)	$(397,317)
Financing activities	$360,951	$(123,611)	$484,562

Cash provided by operating activities for the years ended December 31, 2011 and 2010 were $84.3 million and $71.5 million, respectively, an increase of $12.8 million.  Our principal source of cash flows is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable to our 2010 and 2011 acquisitions.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect recurring capital expenditures in the 2013 fiscal year to be approximately $7 million to $10 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the 2011 Credit Facility and Term Loan Facility, are approximately $30.1 million in 2013.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe cash flow from operations, access to our “at the market” program and access to our 2011 Credit Facility are adequate to execute our current business plan and remain in compliance with our debt covenants.

Our liquidity needs beyond 2013 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy our needs through either additional borrowings, including borrowings under the revolving portion of our 2011 Credit Facility, sales of common or preferred shares and/or cash generated through facility dispositions and joint venture transactions.

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

As of December 31, 2012, we had approximately $4.5 million in available cash and cash equivalents.  In addition, we had approximately $254.8 million of availability for borrowings under our 2011 Credit Facility.

Bank Credit Facilities

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  The senior notes had an effective interest rate of 4.82% at December 31, 2012.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the senior notes.

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

Pricing on the Credit Facility depends on our unsecured debt credit rating.  At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.48% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of December 31, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan and $45 million of unsecured revolving loan borrowings were outstanding under the Credit Facility, and $254.8 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  We had interest rate swaps as of December 31, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at December 31, 2012, we had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.   As of December 31, 2012, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.15%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at December 31, 2012, and no further borrowings may be made under those term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

At The Market Program.

Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), we may sell up to 20 million common shares at “at the market” prices. During the year ended December 31, 2012, we sold 7.9 million common shares with an average sales price of $13.13 per share, resulting in gross proceeds of $103.8 million under the program ($163.8 million of gross proceeds and 16.1 million shares sold with an average sales price of $10.16 since program inception in 2009). The Company incurred $1.7 million of offering costs in conjunction with the 2012 sales.  The proceeds from the sales conducted during the year ended December 31, 2012 were used to fund acquisitions and pay down long-term debt.  As of December 31, 2012, 3.9 million common shares remain available for issuance under the Sales Agreement.

Other Material Changes in Financial Position

	December 31,		Increase
	2012	2011	(decrease)
	(in thousands)
Selected Assets
Storage facilities, net	$2,089,707	$1,788,720	$300,987
Investment in real estate ventures, at equity	$—	$15,181	$(15,181)

Selected Liabilities
Unsecured senior notes	$250,000	$—	$250,000
Revolving credit facility	$45,000	$—	$45,000
Unecured term loans	$500,000	$400,000	$100,000
Mortgage loans and notes payable	$228,759	$358,441	$(129,682)
Accounts payable, accrued expenses and other liabilities	$60,708	$51,025	$9,683

Storage facilities, net increased $301.0 million during 2012 primarily as a result of the acquisition of 37 facilities and fixed asset additions, offset by the disposition of 26 properties during the same period.  Investment in real estate ventures, at equity decreased by $15.2 million due to the purchase of the remaining 50% ownership in HSREV during 2012.  As a result of the acquisition, these properties are now included in Storage facilities, net.

Unsecured senior notes increased $250 million due to the issuance of $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 during 2012.  Our borrowing under the revolving portion of the 2011 Credit Facility increased $45.0 million as a result of additional borrowings made to help fund the 2012 acquisitions and repayment of multiple mortgages during the year.  Unsecured term loan borrowing increased by $100 million due to borrowings under the 2011 Credit Facility related to payments for the 2012 Acquisitions and the repayment of multiple mortgages in 2012.

Mortgage loans and notes payable decreased $129.7 million due to scheduled principal payments and the repayment of several mortgages during the year.  Accounts payable, accrued expenses and other liabilities increased $9.7 million primarily due to an increase in derivative liabilities during 2012.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2012 (in thousands):

	Payments Due by Period
							2018 and
	Total	2013	2014	2015	2016	2017	thereafter
Mortgage loans and notes payable (a)	$224,433	$30,136	$12,149	$86,689	$21,261	$1,863	$72,335
Revolving credit facility and unsecured term loans	545,000	—	100,000	45,000	100,000	200,000	100,000
Unsecured senior notes	250,000	—	—	—	—	—	250,000
Interest payments (b)	221,342	39,497	37,105	33,532	26,843	19,458	64,907
Ground leases and third party office lease	61,933	1,206	1,192	1,191	1,182	1,192	55,970
Related party office leases	998	499	499	—	—	—	—
Software and service contracts	2,451	2,451	—	—	—	—	—
Construction commitments	13,470	13,470	—	—	—	—	—
	$1,319,627	$87,259	$150,945	$166,412	$149,286	$222,513	$543,212

(a)  Amounts do not include unamortized discounts/premiums.

(b)  Interest under the Credit Facility and Term Loan Facility calculated using a weighted average rate of 3.15%.

We expect that the contractual obligations owed in 2013 will be satisfied by a combination of cash generated from operations and from draws on the revolving portion of the 2011 Credit Facility.

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

As of December 31, 2012 our consolidated debt consisted of $873.3 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was $150.4 million of outstanding credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.5 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.5 million a year.

If market rates of interest increase by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would decrease by approximately $29.8 million.  If market rates of interest decrease by 1%, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would increase by approximately $32.0 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting is set forth on page F-2 of this Annual Report on Form 10-K, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Proxy Statement for the Annual Shareholders Meeting to be held in 2012 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2014 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2012.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	5,257,864	(1)	$10.50	(2)	3,191,615
Equity compensation plans not approved by shareholders	—		—		—
Total	5,257,864		$10.50		3,191,615

(1)                                 Excludes 1,284,401 shares subject to outstanding restricted share unit awards.

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

3. Exhibits.

The list of exhibits filed with this report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b) Exhibits.  The following documents are filed as exhibits to this report:

3.1*	Articles of Amendment and Restatement of Declaration of Trust of U-Store-It Trust, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.2*	Articles of Amendment of Declaration of Trust of CubeSmart, dated September 14, 2012, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2012.

3.3*

Articles Supplementary to Declaration of Trust of CubeSmart classifying and designating CubeSmart’s 7.75% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, incorporated by reference to Exhibit 3.3 to CubeSmart’s Form 8-A, filed on October 31, 2012.

3.4*	Third Amended and Restated Bylaws of CubeSmart, effective September 14, 2012, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2012.

3.5*	Certificate of Limited Partnership of U-Store-It, L.P., incorporated by reference to Exhibit 3.1 to CubeSmart, L.P.’s Registration Statement on Form 10, filed on July 15, 2012.

3.6*

Amendment No. 1 to Certificate of Limited Partnership of CubeSmart, L.P., dated September 14, 2012, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2012.

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

4.4*

First Supplemental Indenture, dated as of June 26, 2012, among the Company, the Operating Partnership and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on June 26, 2012.

4.5*

Form of $250 million aggregate principal amount of 4.80% senior note due July 15, 2022, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on June 26, 2012.

4.6*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on June 26, 2012.

10.1

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

10.2*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated March 29, 2005, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.3*

First Amendment to Lease, by and between U-Store-It, L.P. and Amsdell and Amsdell, dated August 6, 2007, amending Lease dated December 5, 2005, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on August 7, 2007.

10.4*

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

10.8*

Lease, dated June 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.9*

Lease, dated June 29, 2005, by and between Amsdell and Amsdell and U-Store-It, L.P., incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005, filed on August 12, 2005.

10.10*†

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.11*†

Amended and Restated Executive Employment Agreement, dated January 24, 2011, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 27, 2011.

10.12*†

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.13*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue (substantially identical agreements have been entered into with Dean Jernigan, Christopher P. Marr, Timothy M. Martin, Jeffrey P. Foster, Daniel William M. Diefenderfer III, Piero Bussani, John W. Fain, B. Hurwitz, Marianne M. Keler, and John F. Remondi), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.14*†

Amended and Restated Noncompetition Agreement, dated as of June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.15*†

Amended and Restated Noncompetition Agreement, dated as of January 24, 2011, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 27, 2011.

10.16*†

Amended and Restated Noncompetition Agreement, dated as of June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.17*†

Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.18*†

Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.19*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.20*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.21*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007

10.22*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.23*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.24*†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.25*†

U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.26*†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.27*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.28*†	Amended and Restated U-Store It Trust 2007 Equity Incentive Plan, effective June 2, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 4, 2011.

10.29*†	2004 Equity Incentive Plan of U-Store-It Trust, effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

10.31*

Sales Agreement dated April 3, 2009, among the U-Store-It Trust, U-Store-It, L.P., and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on April 3, 2009.

10.32*

Amendment No. 1 to Sales Agreement, dated January 26, 2011, by and among U-Store-It Trust, U-Store It, L.P. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed January 27, 2011.

10.33*†

Amended and Restated Employment Letter Agreement, dated April 4, 2011, by and between U-Store-It Trust and Jeffrey P. Foster, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011.

10.34*

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2011.

10.35*

Amendment No. 2 to the Sales Agreement, dated September 16, 2011 among CubeSmart, CubeSmart, L.P. and Cantor Fitzgerald & Co., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

10.36*

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

10.37*

Registration Rights Agreement dated as of October 24, 2011 by and between CubeSmart and Wells Fargo Investment Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.38*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.40*

Purchase Agreement for Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, dated October 24, 2011, between CubeSmart and Wells Fargo Investment Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2011.

10.41*

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

10.42†	Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan.

10.43†	Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan.

10.44* †

Form of 2012 Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2012.

10.45*

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 7, 2012.

10.46* †

Performance Share Unit Award and Agreement, dated May 30, 2012, between CubeSmart and Dean Jernigan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2012.

10.47†	Form of Restricted Share Unit Award Agreement (2-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.48†	Form of Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan.

12.1	Statement regarding Computation of Ratios of CubeSmart

12.2	Statement regarding Computation of Ratios of CubeSmart, L.P.

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP relating to financial statements of CubeSmart

23.2	Consent of KPMG LLP relating to financial statements of CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Tax Considerations.

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 28, 2013
William M. Diefenderfer III

/s/ Dean Jernigan	Chief Executive Officer and Trustee	February 28, 2013
Dean Jernigan	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 28, 2013
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 28, 2013
Piero Bussani

/s/ Marianne M. Keler	Trustee	February 28, 2013
Marianne M. Keler

/s/ David J. LaRue	Trustee	February 28, 2013
David J. LaRue

/s/ John F. Remondi	Trustee	February 28, 2013
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 28, 2013
Jeffrey F. Rogatz

/s/ John W. Fain	Trustee	February 28, 2013
John W. Fain

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON CUBESMART INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CubeSmart and CubeSmart L.P. (collectively, the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, the Company’s management is required to assess the effectiveness of the Company’s internal control over financial reporting as of the end of each fiscal year, and report on the basis of that assessment whether the Company’s internal control over financial reporting is effective.

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

Under the supervision, and with the participation, of the Company’s management, including the principal executive officer and principal financial officer, we conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based upon the Committee of Sponsoring Organizations of the Treadway Commission (COSO) criteria. In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited the accompanying consolidated balance sheets of CubeSmart as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of CubeSmart’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, capital, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart, L.P.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart, L.P. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013, expressed an unqualified opinion on the effectiveness of CubeSmart, L.P.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited CubeSmart’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited CubeSmart, L.P’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart, L.P. as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2013

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2012	2011

ASSETS
Storage facilities	$2,443,022	$2,107,469
Less: Accumulated depreciation	(353,315)	(318,749)
Storage facilities, net	2,089,707	1,788,720
Cash and cash equivalents	4,495	9,069
Restricted cash	6,070	11,291
Loan procurement costs, net of amortization	8,253	8,073
Investment in real estate ventures, at equity	—	15,181
Other assets, net	41,794	43,645
Total assets	$2,150,319	$1,875,979

LIABILITIES AND EQUITY

Unsecured senior notes	$250,000	$—
Revolving credit facility	45,000	—
Unsecured term loan	500,000	400,000
Mortgage loans and notes payable	228,759	358,441
Accounts payable, accrued expenses and other liabilities	60,708	51,025
Distributions payable	16,419	11,401
Deferred revenue	11,090	9,568
Security deposits	444	490
Total liabilities	1,112,420	830,925

Noncontrolling interests in the Operating Partnership	47,990	49,732

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 131,794,547 and 122,058,919 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively	1,318	1,221
Additional paid in capital	1,418,463	1,309,505
Accumulated other comprehensive loss	(19,796)	(12,831)
Accumulated deficit	(410,225)	(342,013)
Total CubeSmart shareholders’ equity	989,791	955,913
Noncontrolling interest in subsidiaries	118	39,409
Total equity	989,909	995,322
Total liabilities and equity	$2,150,319	$1,875,979

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2012	2011	2010

REVENUES
Rental income	$250,959	$202,762	$179,748
Other property related income	27,776	20,715	17,114
Property management fee income	4,341	3,768	2,829
Total revenues	283,076	227,245	199,691
OPERATING EXPENSES
Property operating expenses	110,821	94,630	85,779
Depreciation and amortization	113,874	65,955	58,876
General and administrative	26,131	24,693	25,406
Total operating expenses	250,826	185,278	170,061
OPERATING INCOME	32,250	41,967	29,630
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(40,715)	(33,199)	(37,794)
Loan procurement amortization expense	(3,279)	(5,028)	(6,463)
Loan procurement amortization expense - early repayment of debt	—	(8,167)	—
Acquisition related costs	(3,086)	(3,823)	(759)
Equity in losses of real estate ventures	(745)	(281)	—
Gain from remeasurement of investment in real estate venture	7,023	—	—
Other	256	(83)	386
Total other expense	(40,546)	(50,581)	(44,630)

LOSS FROM CONTINUING OPERATIONS	(8,296)	(8,614)	(15,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	2,113	7,158	7,155
Gain on disposition of discontinued operations	9,811	3,903	1,826
Total discontinued operations	11,924	11,061	8,981
NET INCOME (LOSS)	3,628	2,447	(6,019)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	107	(35)	381
Noncontrolling interest in subsidiaries	(1,918)	(2,810)	(1,755)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	1,817	(398)	(7,393)
Distribution to Preferred Shares	(6,008)	(1,218)	—
NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$(4,191)	$(1,616)	$(7,393)
Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.13)	$(0.12)	$(0.17)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.10	$0.10	$0.09
Basic and diluted loss per share attributable to common shareholders	$(0.03)	$(0.02)	$(0.08)

Weighted-average basic and diluted shares outstanding	124,548	102,976	93,998

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(15,829)	$(12,168)	$(15,907)
Total discontinued operations	11,638	10,552	8,514
Net loss	$(4,191)	$(1,616)	$(7,393)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010

NET INCOME (LOSS)	$3,628	$2,447	$(6,019)
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap	(7,466)	(12,394)	—
Unrealized gain (loss) on foreign currency translation	172	151	(268)
OTHER COMPREHENSIVE LOSS	(7,294)	(12,243)	(268)
COMPREHENSIVE LOSS	(3,666)	(9,796)	(6,287)
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	445	503	394
Comprehensive loss attributable to noncontrolling interests in subsidiaries	(1,927)	(2,815)	(1,747)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(5,148)	$(12,108)	$(7,640)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2009	92,655	$927	—	$—	$974,926	$(874)	$(279,670)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries									15	15
Issuance of common shares, net	5,610	56			47,517			47,573		47,573
Issuance of restricted shares	203	2						2		2
Conversion from units to shares	73	1			674			675		675	(675)
Exercise of stock options	56				194			194		194
Amortization of restricted shares					1,759			1,759		1,759
Share compensation expense					1,882			1,882		1,882
Adjustment for noncontrolling interest in operating partnership							(1,510)	(1,510)		(1,510)	1,510
Net (loss) income							(7,393)	(7,393)	1,755	(5,638)	(381)
Other comprehensive loss:
Unrealized loss on foreign currency translation						(247)		(247)	(8)	(255)	(13)
Distributions							(14,028)	(14,028)	(4,591)	(18,619)	(690)
Balance at December 31, 2010	98,597	$986	—	$—	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries									1	1
Issuance of common shares, net	23,140	231			203,788			204,019		204,019
Issuance of preferred shares, net			3,100	31	74,817			74,848		74,848
Issuance of restricted shares	235	3						3		3
Conversion from units to shares	63	1			623			624		624	(624)
Exercise of stock options	24				121			121		121
Amortization of restricted shares					1,677			1,677		1,677
Share compensation expense					1,527			1,527		1,527
Adjustment for noncontrolling interest in operating partnership							(7,082)	(7,082)		(7,082)	7,082
Net (loss) income							(398)	(398)	2,810	2,412	35
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap						(11,849)		(11,849)		(11,849)	(545)
Unrealized gain on foreign currency translation						139		139	5	144	7
Preferred share distributions							(1,218)	(1,218)		(1,218)
Common share distributions							(30,714)	(30,714)	(4,599)	(35,313)	(1,368)
Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Contributions from noncontrolling interests in subsidiaries
Issuance of common shares, net	7,900	79			102,000			102,079		102,079
Issuance of restricted shares	246	2						2		2
Conversion from units to shares	1,380	14			19,233			19,247		19,247	(19,247)
Exercise of stock options	210	2			1,627			1,629		1,629
Amortization of restricted shares					3,352			3,352		3,352
Share compensation expense					1,198			1,198		1,198
Adjustment for noncontrolling interest in operating partnership							(19,520)	(19,520)		(19,520)	19,520
Acquisition of noncontrolling interest					(18,452)			(18,452)	(38,532)	(56,984)	(132)
Net income (loss)							1,817	1,817	1,918	3,735	(107)
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap						(7,124)		(7,124)		(7,124)	(342)
Unrealized gain on foreign currency translation						159		159	9	168	4
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(44,501)	(44,501)	(2,686)	(47,187)	(1,438)
Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$3,628	$2,447	$(6,019)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	118,573	73,702	70,850
Gain on disposition of discontinued operations	(9,811)	(3,903)	(1,826)
Gain from remeasurement of investment in real estate venture	(7,023)	—	—
Equity compensation expense	4,550	3,204	3,641
Accretion of fair market value adjustment of debt	(707)	(89)	(255)
Loan procurement amortization expense - early repayment of debt	—	8,167	—
Equity in losses of real estate venture	745	281	—
Changes in other operating accounts:
Other assets	(2,125)	(585)	(427)
Restricted cash	3,545	(853)	3,889
Accounts payable and accrued expenses	6,899	2,634	1,437
Other liabilities	154	(678)	227
Net cash provided by operating activities	$118,428	$84,327	$71,517
Investing Activities
Acquisitions, additions and improvements to storage facilities	(247,413)	(471,188)	(104,441)
Cash paid for remaining interest in real estate ventures	(81,158)	—	—
Investment in real estate venture, at equity	—	(15,462)	—
Cash distributed from real estate venture	909	—	—
Proceeds from sales of properties, net	52,630	44,460	37,304
Proceeds from notes receivable	—	—	20,112
Decrease in restricted cash	3,096	90	2,242
Net cash used in by investing activities	$(271,936)	$(442,100)	$(44,783)
Financing Activities
Proceeds from:
Unsecured senior notes	249,638	—	—
Revolving credit facility	403,000	256,700	95,000
Mortgage loans and notes payable	—	3,537	—
Unsecured term loans	100,000	400,000	—
Principal payments on:
Revolving credit facility	(358,000)	(299,700)	(52,000)
Unsecured term loans	—	(200,000)	—
Mortgage loans and notes payable	(236,340)	(39,321)	(196,205)
Settlement of hedge transactions	(195)	—	—
Proceeds from issuance of common shares, net	102,079	204,019	47,573
Proceeds from issuance of preferred shares, net	—	74,848	—
Exercise of stock options	1,629	121	194
Contributions from noncontrolling interests in subsidiaries	—	1	15
Acquisition of noncontrolling interest	(61,113)	—	—
Distributions paid to common shareholders	(39,755)	(27,849)	(9,407)
Distributions paid to preferred shareholders	(5,724)	—	—
Distributions paid to noncontrolling interests in Operating Partnership	(1,454)	(1,322)	(482)
Distributions paid to noncontrolling interest in subsidiaries	(2,686)	(4,599)	(4,591)
Loan procurement costs	(2,145)	(5,484)	(3,708)
Net cash provided by (used in) financing activities	$148,934	$360,951	$(123,611)
(Decrease) increase in cash and cash equivalents	(4,574)	3,178	(96,877)
Cash and cash equivalents at beginning of year	9,069	5,891	102,768
Cash and cash equivalents at end of year	$4,495	$9,069	$5,891
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$33,578	$33,265	$38,346
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$—	$1,777
Consolidation of real estate venture	$13,527	$—	$—
Derivative valuation adjustment	$(7,271)	$(12,394)	$—
Foreign currency translation adjustment	$172	$151	$(268)
Mortgage loan assumption - acquisition of storage facility	$107,011	$21,827	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2012	2011

ASSETS
Storage facilities	$2,443,022	$2,107,469
Less: Accumulated depreciation	(353,315)	(318,749)
Storage facilities, net	2,089,707	1,788,720
Cash and cash equivalents	4,495	9,069
Restricted cash	6,070	11,291
Loan procurement costs, net of amortization	8,253	8,073
Investment in real estate ventures, at equity	—	15,181
Other assets, net	41,794	43,645
Total assets	$2,150,319	$1,875,979

LIABILITIES AND CAPITAL

Unsecured senior notes	$250,000	$—
Revolving credit facility	45,000	—
Unsecured term loan	500,000	400,000
Mortgage loans and notes payable	228,759	358,441
Accounts payable, accrued expenses and other liabilities	60,708	51,025
Distributions payable	16,419	11,401
Deferred revenue	11,090	9,568
Security deposits	444	490
Total liabilities	1,112,420	830,925

Limited Partnership interest of third parties	47,990	49,732

Commitments and contingencies

Capital
Operating Partner	1,009,587	968,744
Accumulated other comprehensive loss	(19,796)	(12,831)
Total CubeSmart L.P. capital	989,791	955,913
Noncontrolling interests in subsidiaries	118	39,409
Total capital	989,909	995,322
Total liabilities and capital	$2,150,319	$1,875,979

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2012	2011	2010

REVENUES
Rental income	$250,959	$202,762	$179,748
Other property related income	27,776	20,715	17,114
Property management fee income	4,341	3,768	2,829
Total revenues	283,076	227,245	199,691
OPERATING EXPENSES
Property operating expenses	110,821	94,630	85,779
Depreciation and amortization	113,874	65,955	58,876
General and administrative	26,131	24,693	25,406
Total operating expenses	250,826	185,278	170,061
OPERATING INCOME	32,250	41,967	29,630
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(40,715)	(33,199)	(37,794)
Loan procurement amortization expense	(3,279)	(5,028)	(6,463)
Loan procurement amortization expense - early repayment of debt	—	(8,167)	—
Acquisition related costs	(3,086)	(3,823)	(759)
Equity in losses of real estate ventures	(745)	(281)	—
Gain from remeasurement of investment in real estate venture	7,023	—	—
Other	256	(83)	386
Total other expense	(40,546)	(50,581)	(44,630)

LOSS FROM CONTINUING OPERATIONS	(8,296)	(8,614)	(15,000)

DISCONTINUED OPERATIONS
Income from discontinued operations	2,113	7,158	7,155
Gain on disposition of discontinued operations	9,811	3,903	1,826
Total discontinued operations	11,924	11,061	8,981
NET INCOME (LOSS)	3,628	2,447	(6,019)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(1,918)	(2,810)	(1,755)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	1,710	(363)	(7,774)
Limited Partnership interest of third parties	107	(35)	381
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	1,817	(398)	(7,393)
Distribution to Preferred Units	(6,008)	(1,218)	—
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(4,191)	$(1,616)	$(7,393)
Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.13)	$(0.12)	$(0.17)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.10	$0.10	$0.09
Basic and diluted loss per unit attributable to common unitholders	$(0.03)	$(0.02)	$(0.08)

Weighted-average basic and diluted units outstanding	124,548	102,976	93,998

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Loss from continuing operations	$(15,829)	$(12,168)	$(15,907)
Total discontinued operations	11,638	10,552	8,514
Net loss	$(4,191)	$(1,616)	$(7,393)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	Year Ended December 31,
	2012	2011	2010

NET INCOME (LOSS)	$3,628	$2,447	$(6,019)
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap	(7,466)	(12,394)	—
Unrealized gain (loss) on foreign currency translation	172	151	(268)
OTHER COMPREHENSIVE LOSS	(7,294)	(12,243)	(268)
COMPREHENSIVE LOSS	(3,666)	(9,796)	(6,287)
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	445	503	394
Comprehensive loss attributable to noncontrolling interests in subsidiaries	(1,927)	(2,815)	(1,747)
COMPREHENSIVE LOSS ATTRIBUTABLE TO THE COMPANY	$(5,148)	$(12,108)	$(7,640)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of	Number of
	Common OP Units	Preferred OP Units	Operating	Accumulated Other Comprehensive	Total Cubesmart L.P.	Noncontrolling Interest in	Total	Operating Partnership interest
	Oustanding	Oustanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of third parties

Balance at December 31, 2009	92,655	—	$696,183	$(874)	$695,309	$44,021	$739,330	$45,394
Contributions from noncontrolling interests in subsidiaries						15	15
Issuance of common OP units, net	5,610		47,573		47,573		47,573
Issuance of restricted OP units	203		2		2		2
Exercise of OP unit options	56		194		194		194
Conversion from units to shares	73		675		675		675	(675)
Amortization of restricted OP units			1,759		1,759		1,759
OP unit compensation expense			1,882		1,882		1,882
Adjustment for Limited Partnership
interest of third parties			(1,510)		(1,510)		(1,510)	1,510
Net (loss) income			(7,393)		(7,393)	1,755	(5,638)	(381)
Other comprehensive loss:
Unrealized loss on foreign currency translation				(247)	(247)	(8)	(255)	(13)
Distributions			(14,028)		(14,028)	(4,591)	(18,619)	(690)
Balance at December 31, 2010	98,597	—	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interests in subsidiaries						1	1
Issuance of common OP units, net	23,140		204,019		204,019		204,019
Issuance of preferred OP units, net		3,100	74,848		74,848		74,848
Issuance of restricted OP units	235		3		3		3
Exercise of OP unit options	24		121		121		121
Conversion from units to shares	63		624		624		624	(624)
Amortization of restricted OP units			1,677		1,677		1,677
OP unit compensation expense			1,527		1,527		1,527
Net (loss) income			(398)		(398)	2,810	2,412	35
Adjustment for Limited Partnership
interest of third parties			(7,082)		(7,082)		(7,082)	7,082
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap				(11,849)	(11,849)		(11,849)	(545)
Unrealized gain on foreign currency translation				139	139	5	144	7
Preferred unit distributions			(1,218)		(1,218)		(1,218)
Common unit distributions			(30,714)		(30,714)	(4,599)	(35,313)	(1,368)
Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Contributions from noncontrolling interests in subsidiaries
Issuance of common OP units, net	7,900		102,079		102,079		102,079
Issuance of restricted OP units	246		2		2		2
Exercise of OP unit options	210		1,629		1,629		1,629
Conversion from units to shares	1,380		19,247		19,247		19,247	(19,247)
Amortization of restricted OP units			3,352		3,352		3,352
OP unit compensation expense			1,198		1,198		1,198
Net income (loss)			1,817		1,817	1,918	3,735	(107)
Adjustment for Limited Partnership
interest of third parties			(19,520)		(19,520)		(19,520)	19,520
Acquisition of noncontrolling interest			(18,452)		(18,452)	(38,532)	(56,984)	(132)
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap				(7,124)	(7,124)		(7,124)	(342)
Unrealized gain on foreign currency translation				159	159	9	168	4
Preferred unit distributions			(6,008)		(6,008)		(6,008)
Common unit distributions			(44,501)		(44,501)	(2,686)	(47,187)	(1,438)
Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$3,628	$2,447	$(6,019)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	118,573	73,702	70,850
Gain on disposition of discontinued operations	(9,811)	(3,903)	(1,826)
Gain from remeasurement of investment in real estate venture	(7,023)	—	—
Equity compensation expense	4,550	3,204	3,641
Accretion of fair market value adjustment of debt	(707)	(89)	(255)
Loan procurement amortization expense - early repayment of debt	—	8,167	—
Equity in losses of real estate venture	745	281	—
Changes in other operating accounts:
Other assets	(2,125)	(585)	(427)
Restricted cash	3,545	(853)	3,889
Accounts payable and accrued expenses	6,899	2,634	1,437
Other liabilities	154	(678)	227
Net cash provided by operating activities	$118,428	$84,327	$71,517
Investing Activities
Acquisitions, additions and improvements to storage facilities	(247,413)	(471,188)	(104,441)
Cash paid for remaining interest in real estate ventures	(81,158)	—	—
Investment in real estate venture, at equity	—	(15,462)	—
Distributions from real estate venture	909	—	—
Proceeds from sales of properties, net	52,630	44,460	37,304
Proceeds from notes receivable	—	—	20,112
Decrease in restricted cash	3,096	90	2,242
Net cash used in investing activities	$(271,936)	$(442,100)	$(44,783)
Financing Activities
Proceeds from:
Unsecured senior notes	249,638	—	—
Revolving credit facility	403,000	256,700	95,000
Mortgage loans and notes payable	—	3,537	—
Unsecured term loans	100,000	400,000	—
Principal payments on:
Revolving credit facility	(358,000)	(299,700)	(52,000)
Unsecured term loans	—	(200,000)	—
Mortgage loans and notes payable	(236,340)	(39,321)	(196,205)
Settlement of hedge transactions	(195)	—	—
Proceeds from issuance of common OP units, net	102,079	204,019	47,573
Proceeds from issuance of preferred OP units, net	—	74,848	—
Exercise of unit options	1,629	121	194
Contributions from noncontrolling interests in subsidiaries	—	1	15
Acquisition of noncontrolling interest	(61,113)	—	—
Distributions paid to common unitholders	(41,209)	(29,171)	(9,889)
Distributions paid to preferred unitholders	(5,724)	—	—
Distributions paid to noncontrolling interest in subsidiaries	(2,686)	(4,599)	(4,591)
Loan procurement costs	(2,145)	(5,484)	(3,708)
Net cash provided by (used in) financing activities	$148,934	$360,951	$(123,611)
(Decrease) increase in cash and cash equivalents	(4,574)	3,178	(96,877)
Cash and cash equivalents at beginning of year	9,069	5,891	102,768
Cash and cash equivalents at end of year	$4,495	$9,069	$5,891
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$33,578	$33,265	$38,346
Supplemental disclosure of noncash activities:
Acquisition related contingent consideration	$—	$—	$1,777
Consolidation of real estate venture	$13,527	$—	$—
Derivative valuation adjustment	$(7,271)	$(12,394)	$—
Foreign currency translation adjustment	$172	$151	$(268)
Mortgage loan assumption - acquisition of storage facility	$107,011	$21,827	$—

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

As of December 31, 2012, the Parent Company owned approximately 97.6% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities.  Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Operating Partnership reflected these interests at their redemption value at December 31, 2012, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $19.5 million at December 31, 2012.  Disclosure of such redemption provisions is provided in Note 9.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $11.7 million and $13.0 million at December 31, 2012 and 2011, respectively, and are reported net of accumulated amortization of $3.4 million and $4.9 million as of December 31, 2012 and 2011, respectively. The costs are amortized over the estimated life of the related debt using the effective interest method and reported as loan procurement amortization expense.

Other Assets

Other assets is comprised of the following as of December 31, 2012 and 2011 (in thousands):

	December 31,
	2012	2011

Intangible assets, net of accumulated amortization	$21,670	$23,185
Deposits on future settlements	—	9,318
Accounts receivable	10,209	3,676
Prepaid insurance	1,805	1,397
Prepaid real estate taxes	1,556	1,114
Others	6,554	4,955

Total	$41,794	$43,645

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $8.1 million, $6.9 million and $6.6 million in advertising and marketing expenses for the years ended 2012, 2011 and 2010, respectively.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the year ended December 31, 2012 and 2011, the Company recognized $1.7 million and $0.8 million of equity offering costs related to the issuance of common and preferred shares during the years, respectively.

Other Property Related Income

Other property related income consists of late fees, administrative charges, tenant insurance commissions, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.2 million for the year ended December 31, 2012, and $0.1 million during each of the years ended 2011 and 2010.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  Additionally, the Company had interest rate swap agreements for notional principal amounts aggregating $400 million at December 31, 2012, which are included in accounts payable, accrued expenses and other liabilities.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The tax basis in the Company’s assets was $2.3 billion as of December 31, 2012 and $2.0 billion as of December 31, 2011.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a non-dividend distribution.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or a non-dividend distribution.  The characterization of the Company’s dividends for 2012 consisted of an 81.7538% ordinary income distribution, a 14.9075% capital gain distribution, and a 3.3387% non-dividend distribution.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a non-dividend distribution.  Annually, we provide each of our shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain or non-dividend distribution.  The characterization of our preferred dividends for 2012 was as follows: 84.5778% ordinary income distribution and 15.4222% capital gain distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2012, 2011, or 2010.

Taxable REIT subsidiaries, such as the TRS, are subject to federal and state income taxes.  Our taxable REIT subsidiaries have a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $0.7 million and $0.4 million, respectively, as of December 31, 2012 and 2011.

Earnings per Share and Unit

Basic earnings per share and unit is calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method of 2,000,000, 1,378,000 and 1,177,000 in 2012, 2011 and 2010, respectively, were not included in the calculation of diluted earnings per share and unit, as they were identified as anti-dilutive.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.625924 and 1.54902 U.S. Dollars per Pound at December 31, 2012 and December 31, 2011, respectively, and an average exchange rate of 1.585074 and 1.60377 U.S. Dollars per Pound for the years ended December 31, 2012 and December 31, 2011, respectively.  Accordingly, the Company recorded unrealized gains of $0.2 million on foreign currency translation for the years ended December 31, 2012 and 2011, respectively.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated Real Estate Ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as Investments in Real Estate Ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated Real Estate Ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting standard for the presentation of comprehensive income. The amendment requires entities to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In addition, the amendment requires entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This amendment is effective for fiscal years and interim periods beginning after December 15, 2011. The Company’s adoption of the new standard on January 1, 2012 did not have a material impact on its consolidated financial position or results of operations as the amendment related only to changes in financial statement presentation.

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

Concentration of Credit Risk

The storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in New York, Florida, California, and Texas provided total revenues of approximately 16%, 15%, 10% and 10%, respectively, for the year ended December 31, 2012.  The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 17%, 12%, 10% and 7%, respectively, for the year ended December 31, 2011.

3.  STORAGE FACILITIES

The following summarizes the real estate assets of the Company as of December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
	(in thousands)
Land	$462,626	$417,067
Buildings and improvements	1,828,388	1,574,769
Equipment	143,836	110,371
Construction in progress	8,172	5,262
Total	2,443,022	2,107,469
Less accumulated depreciation	(353,315)	(318,749)
Storage facilities — net	$2,089,707	$1,788,720

The Company completed the following acquisitions, dispositions and consolidations for the years ended December 31, 2012, 2011 and 2010:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)
2012 Acquisitions:
Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April/ August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/ Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000	(a)
Leetsdale Asset	Denver, CO	September 2012	1	10,600
Orlando/ West Palm Beach Assets	Multiple locations in FL	November 2012	2	13,010
Exton/ Cherry Hill Assets	Multiple locations in NJ and PA	December 2012	2	7,800
Carrollton Asset	Carrollton, TX	December 2012	1	4,800
			37	$432,340
2012 Dispositions:
Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets (b)	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/ Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962
2011 Acquisitions:
Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147
2011 Dispositions:
Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200
2010 Acquisitions:
Frisco Asset	Frisco, TX	July 2010	1	$5,800
New York City Assets	New York, NY	September 2010	2	26,700
Northeast Assets	Multiple locations in NJ, NY and MA	November 2010	5	18,560
Manassas Asset	Manassas, VA	November 2010	1	6,050
Apopka Asset	Orlando, FL	November 2010	1	4,235
Wyckoff Asset	Queens, NY	December 2010	1	13,600
McLearen Asset	McLearen, VA	December 2010	1	10,200
			12	$85,145
2010 Dispositions:
Sun City Asset	Sun City, CA	October 2010	1	$3,100
Inland Empire/Fayetteville Assets	Multiple locations in CA and NC	December 2010	15	35,000
			16	$38,100

(a)         Purchase price listed represents the fair value of the assets at acquisition.

(b)         The Company issued financing in the amount of $5.3 million to the buyer in conjunction with the New Mexico Assets disposition.

4.  ACQUISITIONS

Storage Deluxe Acquisition

During 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six properties with a purchase price of approximately $201.9 million. The six properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2012 was approximately $7.9 million.  In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which includes an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On November 3, 2011, the Company acquired 16 properties from Storage Deluxe for a purchase price of approximately $357.3 million. The 16 properties purchased are located in New York, Connecticut and Pennsylvania.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $18.1 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2012 was approximately $15.1 million.

Other 2012 Acquisitions

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in HSREV.  See note 5 — “Investment in Unconsolidated Real Estate Ventures” for additional discussion of this acquisition.

During 2012, the Company acquired an additional 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.2 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2012 was approximately $4.8 million.  In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which includes an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

Other 2011 Acquisitions

During 2011, the Company acquired 11 self-storage facilities, in addition to the aforementioned Storage Deluxe Acquisition, located throughout the United States for an aggregate purchase price of approximately $109.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $7.0 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2012 was approximately $4.2 million.  In connection with three of the acquisitions, the Company assumed mortgage debt, and recorded the debt at a fair value of $21.8 million, which included an outstanding principal balance totaling $21.4 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On September 26, 2011, the Company contributed $15.4 million in cash for a 50% interest in HSREV, a partnership that owned nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida. The other partner held the remaining 50% interest in the partnership.  HSREV was not consolidated because the Company was not the primary beneficiary, the limited partners had the ability to dissolve or remove the Company without cause and the Company did not possess substantive participating rights.  The Company accounts for its unconsolidated interests in its Real Estate Ventures using the equity method.  The Company’s investment in HSREV was included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheet and earnings attributable to HSREV were presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

As noted in Note 4 — “Acquisitions,” on September 28, 2012, the Company purchased the remaining 50% ownership in HSREV, for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the properties.  Following the acquisition, the Company wholly owns the nine storage facilities which are unencumbered and have a fair value of $102 million.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during 2012 was approximately $2.1 million.  As described above, the Company previously accounted for its investment in HSREV using the equity method. As a result of this transaction, the Company obtained control of HSREV. The Company’s original 50% interest was remeasured and as a result, during 2012, the Company recorded a gain of approximately $7.0 million, which is reflected in Gain on remeasurement of investment in real estate venture on the accompanying statements of operations.

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

The following is a summary of results of operations of the real estate venture for the years ended December 31, 2012 and 2011 (in thousands).

	Year ended December 31,
	2012	2011

Revenue	$7,229	$9,354
Operating expenses	3,010	3,879
Interest expense, net	2,690	3,969
Depreciation and amortization	2,691	4,115
Net loss	(1,162)	(2,609)
Company’s share of loss	(745)	(281)

The results of operations above include the periods from September 26, 2011(date of acquisition) through December 31, 2011, and January 1, 2012 through September 28, 2012 (date of disposition), the date of the Company’s acquisition of the remaining 50% interest.

6.  UNSECURED SENIOR NOTES

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  The senior notes had an effective interest rate of 4.82% at December 31, 2012.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of less than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the senior notes.

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

On December 9, 2011, the Company entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “Credit Facility”).  The Credit Facility replaced in its entirety the Prior Facility.

Pricing on the Credit Facility depends on the Company’s unsecured debt credit rating.  At our current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.48% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of December 31, 2012, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loans and $45 million of unsecured revolving loan borrowings were outstanding under the Credit Facility, and $254.8 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The Company had interest rate swaps as of December 31, 2012, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at December 31, 2012, the Company had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  As of December 31, 2012, borrowings under the Credit Facility and Term Loan Facility had an effective weighted average interest rate of 3.15%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at December 31, 2012, and no further borrowings may be made under those term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2012	2011	Interest Rate	Date
	(in thousands)
YSI 53	$—	$9,100	5.93%	Jul-12
YSI 6	—	74,834	5.13%	Aug-12
YASKY	—	80,000	4.96%	Sep-12
YSI 14	—	1,703	5.97%	Jan-13
YSI 7	2,962	3,032	6.50%	Jun-13
YSI 8	1,692	1,733	6.50%	Jun-13
YSI 9	1,862	1,906	6.50%	Jun-13
YSI 17	3,846	3,987	6.32%	Jul-13
YSI 27	461	481	5.59%	Nov-13
YSI 30	6,765	7,049	5.59%	Nov-13
USIFB	7,221	7,125	3.49%	Dec-13
YSI 11	2,276	2,350	5.87%	Jan-14
YSI 5	3,001	3,100	5.25%	Jan-14
YSI 28	1,460	1,509	5.59%	Mar-14
YSI 37	—	2,174	7.25%	Aug-14
YSI 44	—	1,070	7.00%	Sep-14
YSI 41	—	3,775	6.60%	Sep-14
YSI 45	—	5,353	6.75%	Oct-14
YSI 48	—	24,870	7.25%	Nov-14
YSI 50	—	2,260	6.75%	Dec-14
YSI 10	3,928	4,011	5.87%	Jan-15
YSI 15	1,784	1,832	6.41%	Jan-15
YSI 52	4,721	4,884	5.44%	Jan-15
YSI 58	8,974	—	2.97%	Jan-15
YSI 29	13,060	—	3.69%	Aug-15
YSI 20	58,524	60,551	5.97%	Nov-15
YSI 59	9,603	—	4.82%	Mar-16
YSI 60	3,725	—	5.04%	Aug-16
YSI 51	7,325	7,423	6.36%	Oct-16
YSI 31	—	13,414	6.75%	Jun-19	(a)
YSI 35	4,373	4,464	6.90%	Jul-19	(a)
YSI 32	—	5,950	6.75%	Jul-19	(a)
YSI 33	10,930	11,157	6.42%	Jul-19
YSI 39	—	3,867	6.50%	Sep-19	(a)
YSI 47	—	3,091	6.63%	Jan-20	(a)
YSI 26	9,102	—	4.56%	Nov-20
YSI 57	3,195	—	4.61%	Nov-20
YSI 55	24,502	—	4.85%	Jun-21
YSI 24	29,141	—	4.64%	Jun-21
Unamortized fair value adjustment	4,326	386

Total mortgage loans and notes payable	$228,759	$358,441

(a)                 These borrowings have a fixed interest rate for the first five years of their term, which then resets and remains constant over the final five years of the loan term.

As of December 31, 2012 and 2011, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $440 million and $514 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2012 (in thousands):

2013	$30,136
2014	12,149
2015	86,689
2016	21,261
2017	1,863
2018 and thereafter	72,335
Total mortgage payments	224,433
Plus: Unamortized fair value adjustment	4,326
Total mortgage indebtedness	$228,759

The Company currently intends to fund its 2013 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under our unsecured 2011 Credit Facility ($254.8 million available as of December 31, 2012).

9.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

On August 13, 2009, the Company, through a wholly-owned affiliate, formed a joint venture (“HART”) with an affiliate of Heitman, LLC (“Heitman”) to own and operate 22 self-storage facilities, which are located throughout the United States.  Upon formation, Heitman contributed approximately $51 million of cash to a newly-formed limited partnership and the Company contributed certain unencumbered wholly-owned properties with an agreed upon value of approximately $102 million to such limited partnership.  In exchange for its contribution of those properties, the Company received a cash distribution from HART of approximately $51 million and retained a 50% interest in HART.  The Company was the managing partner of HART and managed the properties owned by HART in exchange for a market rate management fee.  The Company determined that HART was a variable interest entity, and that the Company was the primary beneficiary.  Accordingly, the Company consolidated the assets, liabilities and results of operations of HART.  The 50% interest that was owned by Heitman was reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.

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

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At December 31, 2012, the Venture had total assets of $11.8 million and total liabilities of $7.9 million, including two mortgage loans totaling $7.2 million secured by storage facilities with a net book value of $11.6 million.  At December 31, 2012, the Venture’s creditors had no recourse to the general credit of the Company.

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

Approximately 2.4% of the outstanding OP Units as of December 31, 2012 and 3.7% of the outstanding OP Units as of December 31, 2011 were not owned by the general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit. At December 31, 2012 and 2011, 3,293,730 and 4,674,136 OP units, respectively, were outstanding and the calculated aggregate redemption value of outstanding OP units was based upon CubeSmart’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at December 31, 2012 and 2011, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $19.5 million and $7.1 million at December 31, 2012 and 2011, respectively.

10.  RELATED PARTY TRANSACTIONS

Corporate Office Leases

Subsequent to its entry into lease agreements with related parties for office space, the Operating Partnership entered into sublease agreements with various unrelated tenants for the related office space.  Each of these properties are part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by former executives. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

Office Space	Approximate Square Footage	Maturity Date	Period of Extension Option (1)	Fixed Minimum Rent Per Month	Fixed Maximum Rent Per Month
The Parkview Building — 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	Five-year	$25,673	$31,205
6745 Engle Road — Suite 100	2,212	12/31/2014	Five-year	$3,051	$3,709
6745 Engle Road — Suite 110	1,731	12/31/2014	Five-year	$2,387	$2,901
6751 Engle Road — Suites C and D	3,000	12/31/2014	Five-year	$3,137	$3,771

(1)         Our Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The total amounts of lease payments incurred under the six office leases during the years ended December 31, 2012 and December 31, 2011 were approximately $0.5 million.

Total future minimum rental payments due in accordance with the related party lease agreements and total future cash receipts due from our subtenants as of December 31, 2012 are as follows:

	Due to Related Party	Due from Subtenant
	Amount	Amount
	(in thousands)

2013	$499	$314
2014	499	315
	$998	$629

11.  DISCONTINUED OPERATIONS

For the years ended December 31, 2012, 2011 and 2010, discontinued operations relates to 26 properties that the Company sold during 2012, 19 properties that the Company sold during 2011, and 16 properties that the Company sold during 2010.  Each of the sales during 2012, 2011 and 2010 resulted in the recognition of a gain, which in the aggregate totaled $9.8 million, $3.9 million, and $1.8 million, respectively.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the years ended December 31, 2012, 2011 and 2010 (in thousands):

	For the year ended December 31,
	2012	2011	2010
REVENUES
Rental income	$6,278	$13,445	$21,316
Other property related income	748	3,410	2,117
Total revenues	7,026	16,855	23,433
OPERATING EXPENSES
Property operating expenses	3,409	6,570	10,498
Depreciation and amortization	1,504	3,127	5,780
Total operating expenses	4,913	9,697	16,278
OPERATING INCOME	2,113	7,158	7,155
Income from discontinued operations	2,113	7,158	7,155
Gain on disposition of discontinued operations	9,811	3,903	1,826
Income from discontinued operations	$11,924	$11,061	$8,981

12.  COMMITMENTS AND CONTINGENCIES

The Company currently owns five self-storage facilities subject to ground leases and four other self-storage facilities having only parcels of land that are subject to ground leases. The Company recorded ground rent expense of approximately $1.2 million, $0.3 million, and $0.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2013	$1,206
2014	1,192
2015	1,191
2016	1,182
2017	1,192
2018 and thereafter	55,970
$61,933

The Company has a development agreement for the construction of a new corporate office headquarters and storage facility which will require payments of approximately $13.5 million, due in installments upon completion of certain construction milestones, during 2013.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2012 and December 31, 2011, respectively (dollars in thousands):

Hedge			Notional				Year Ended December 31,
Product	Hedge Type		Amount	Strike	Effective Date	Maturity	2012	2011

Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,873)	$(1,494)
Swap	Cash flow	(a)	$40,000	1.8025%	6/20/2011	6/20/2016	(1,875)	(1,502)
Swap	Cash flow	(a)	$20,000	1.8025%	6/20/2011	6/20/2016	(937)	(727)
Swap	Cash flow	(a)	$75,000	1.3360%	12/30/2011	3/31/2017	(2,378)	(907)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(1,583)	(484)
Swap	Cash flow	(a)	$50,000	1.3360%	12/30/2011	3/31/2017	(1,583)	(485)
Swap	Cash flow	(a)	$25,000	1.3375%	12/30/2011	3/31/2017	(799)	(319)
Swap	Cash flow	(a)	$40,000	2.4590%	6/20/2011	6/20/2018	(3,433)	(2,553)
Swap	Cash flow	(a)	$40,000	2.4725%	6/20/2011	6/20/2018	(3,470)	(2,628)
Swap	Cash flow	(a)	$20,000	2.4750%	6/20/2011	6/20/2018	(1,734)	(1,295)
			$400,000				$(19,665)	$(12,394)

(a)         Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2012 and 2011, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $6.0 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2012. During 2013, the Company estimates that an additional $6.1 million will be reclassified as an increase to interest expense.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs, to the extent possible, as well as considering counterparty credit risk in its assessment of fair value.

Financial assets and liabilities carried at fair value as of December 31, 2012 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$19,665	$—

Total liabilities at fair value	$—	$19,665	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2012 that would reduce the amount owed by the Company.  Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by us and the counterparties. However, as of December 31, 2012 we have assessed the significance of the effect of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The following are fair value measurements recorded on a nonrecurring basis as of December 31, 2012.  There were no nonrecurring fair value measurements as of December 31, 2011 (in thousands):

	Fair Value Measurements as of December 31, 2012
	Balance	Level 1	Level 2	Level 3	Total Gains (1)

Investment in real estate ventures, at equity	$—	$—	$—	$20,579	$7,023

Total assets	$—	$—	$—	$20,579	$7,023

(1)         Represents gain on remeasurement of investment in real estate venture.  See note 5 — “Investment in Unconsolidated Real Estate Ventures” for additional discussion.

Fair value for those assets measured using Level 3 inputs was determined through the use of a direct capitalization approach. The direct capitalization approach applies a projected yield for the investment to the estimated stabilized income for the property.  Yield rates utilized in this approach are derived from market transactions as well as other financial and industry data. The yield rates used in determining the fair value of HSREV ranged from 6%-7%.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximates their respective carrying values at December 31, 2012 and 2011.  The Company had fixed interest rate loans with a carrying value of $873.3 million and $758.4 million at December 31, 2012 and 2011, respectively.  The estimated fair values of these fixed rate loans were $866.9 million and $736.3 million at December 31, 2012 and 2011, respectively.  The Company had variable interest rate loans with a carrying value of $150.4 million at December 31, 2012.  The estimated fair value of the variable interest rate loan approximates its carrying value due to its floating rate nature and market spreads.  This estimate is based on a discounted cash flow analysis assuming market interest rates for comparable obligations at December 31, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

The 2007 Plan provides that any common shares made the subject of awards in the form of options or share appreciation rights shall be counted against the Fungible Pool Limit as one (1) unit.  Any common shares made the subject of awards under the 2007 Plan in the form of restricted shares or share units (each a “Full-Value Award”) shall be counted against the Fungible Pool Limit as 1.66 units.  The Fungible Pool Limit and the computation of the number of common shares available for issuance are subject to adjustment upon certain corporate transactions or events, including share splits, reverse share splits and recapitalizations.  The number of shares counted against the Fungible Pool Limit includes the full number of shares subject to the award, and is not reduced in the event shares are withheld to fund withholding tax obligations, or, in the case of options and share appreciation rights, where shares are applied to pay the exercise price.  If an option or other award granted under the 2007 Plan expires, is forfeited or otherwise terminates, the common shares subject to any portion of such option or other award that expires, is forfeited or that otherwise terminates, as the case may be, will again become available for issuance under the 2007 Plan.

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

Share Options

The fair values for options granted in 2012, 2011, and 2010 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2012	2011	2010
Risk-free interest rate	2.0%	3.3%	3.7%
Expected dividend yield	4.5%	4.8%	5.4%
Volatility (a)	52.22%	54.60%	57.60%
Weighted average expected life of the options (b)	9.59 years	9.9 years	9.9 years
Weighted average grant date fair value of options granted per share	$3.94	$3.40	$2.60

(a)  Expected volatility is based upon the level of volatility historically experienced.

(b)  Expected life is based upon our expectations of stock option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected stock price volatility. Volatility for the 2010, 2011, and 2012 grants was based on the trading history of the Company’s shares.

In 2012, 2011, and 2010, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.2 million, $1.5 million and $1.9 million, respectively, which was recorded in general and administrative expense.  Approximately 222,421 share options were issued during 2012 for which the fair value of the options at their respective grant dates was approximately $0.9 million, which vest over three and five years.  As of December 31, 2012, the Company had approximately $1.1 million of unrecognized option compensation cost related to all grants that will be recorded over the next five years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2012, 2011 and 2010:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Exercise Price	Contractual Term
Balance at December 31, 2009	4,546,304	$10.71	7.95
Options granted	574,556	7.32	9.06
Options canceled	(50,875)	12.71	—
Options exercised	(56,225)	3.46	8.11
Balance at December 31, 2010	5,013,760	$10.38	7.18
Options granted	346,882	9.38	9.11
Options canceled	(80,924)	9.40	—
Options exercised	(24,000)	5.06	6.84
Balance at December 31, 2011	5,255,718	$10.35	6.33
Options granted	222,421	11.48	9.14
Options canceled	(10,375)	9.01	—
Options exercised	(209,900)	7.89	6.08
Balance at December 31, 2012	5,257,864	$10.50	5.49

Vested or expected to vest at December 31, 2012	5,257,864	$10.50	5.49
Exercisable at December 31, 2012	4,549,227	$10.69	5.13

At December 31, 2012, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $27.6 million.  The aggregate intrinsic value of options exercised was approximately $2.6 million for the year ended December 31, 2012.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 595,000 restricted shares were issued during 2012 for which the fair value of the restricted shares at their respective grant dates was approximately $6.9 million, which vest over three and five years.  During 2011, approximately 314,000 restricted shares were issued for which the fair value of the restricted shares at their respective grant dates was approximately $2.6 million.  As of December 31, 2012 the Company had approximately $5.3 million of remaining unrecognized restricted share compensation costs that will be recognized over the next four years.  Restricted share awards are considered to be performance awards and are valued using the stock price on the grant date.

In 2012, 2011 and 2010, the Company recognized compensation expense related to restricted shares issued to employees and Trustees of approximately $3.9 million, $2.2 million, and $1.8 million, respectively; these amounts were recorded in general and administrative expense.  The following table presents non-vested restricted share activity during 2012:

Number of Non-
Vested Restricted
Shares
Non-Vested at January 1, 2012	559,433
Granted	595,348
Vested	(299,161)
Forfeited	(2,480)
Non-Vested at December 31, 2012	853,140

On January 25, 2012, 49,981 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded companies over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.8 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2014.

On May 30, 2012, 274,668 restricted share units were granted to the Company’s chief executive officer.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holder thereof to receive common shares at a future date.  The deferred share units will be awarded based on the price return of the Company’s stock price over a two-year period.  The fair value of the restricted share units on the grant date was approximately $3.0 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the award.  The restricted share units will cliff vest on December 31, 2013.

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per share and Shareholders’ Equity

The following is a summary of the elements used in calculating basic and diluted earnings per share:

	For the year ended December 31,
	2012	2011	2010
	(Dollars and shares in thousands, except per share amounts)

Loss from continuing operations	$(8,296)	$(8,614)	$(15,000)
Noncontrolling interests in the Operating Partnership	393	474	848
Noncontrolling interest in subsidiaries	(1,918)	(2,810)	(1,755)
Distribution to Preferred Shares (1)	(6,008)	(1,218)	—
Loss from continuing operations attributable to the Company’s common shareholders	$(15,829)	$(12,168)	$(15,907)

Total discontinued operations	11,924	11,061	8,981
Noncontrolling interests in the Operating Partnership	(286)	(509)	(467)
Total discontinued operations attributable to the Company’s common shareholders	$11,638	$10,552	$8,514

Net loss attributable to the Company’s common shareholders	$(4,191)	$(1,616)	$(7,393)

Weighted-average shares outstanding	124,548	102,976	93,998
Share options and restricted share units (2)	—	—	—
Weighted-average diluted shares outstanding (3)	124,548	102,976	93,998

Earning (loss) per Common Share:
Continuing operations	$(0.13)	$(0.12)	$(0.17)
Discontinued operations	0.10	0.10	0.09
Basic and diluted loss per share	$(0.03)	$(0.02)	$(0.08)

Earnings per unit and Capital

The following is a summary of the elements used in calculating basic and diluted earnings per unit:

	For the year ended December 31,
	2012	2011	2010
	(Dollars and units in thousands, except per unit amounts)

Loss from continuing operations	$(8,296)	$(8,614)	$(15,000)
Limited Partnership interest of third parties	393	474	848
Noncontrolling interest in subsidiaries	(1,918)	(2,810)	(1,755)
Distribution to Preferred units (1)	(6,008)	(1,218)	—
Loss from continuing operations attributable to common unitholders	$(15,829)	$(12,168)	$(15,907)

Total discontinued operations	11,924	11,061	8,981
Limited Partnership interest of third parties	(286)	(509)	(467)
Total discontinued operations attributable to common unitholders	$11,638	$10,552	$8,514

Net loss attributable to common unitholders	$(4,191)	$(1,616)	$(7,393)

Weighted-average units outstanding	124,548	102,976	93,998
Unit options and restricted unit units (2)	—	—	—
Weighted-average diluted units outstanding (3)	124,548	102,976	93,998

Earning (loss) per Common unit:
Continuing operations	$(0.13)	$(0.12)	$(0.17)
Discontinued operations	0.10	0.10	0.09
Basic and diluted loss per unit	$(0.03)	$(0.02)	$(0.08)

(1)  For the year ended December 31, 2012, 2011 and 2010, the Company declared cash dividends per preferred share/unit of $1.936, $0.393 and $0.000, respectively.

(2) For the years ended December 31, 2012, 2011 and 2010, the potentially dilutive shares/units of approximately 2,000,000, 1,378,000, and 1,177,000 respectively, were not included in the earnings per share/unit calculation as their effect is antidilutive.

(3) For the years ended December 31, 2012, 2011 and 2010, the Company declared cash dividends per common share/unit of $0.350, $0.290 and $0.145, respectively.

The Operating Partnership units and common units have essentially the same economic characteristics as they unit equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 3,293,730, 4,674,136 and 4,737,136 as of December 31, 2012, 2011 and 2010, respectively.  There were 131,794,547 and 122,058,919 common units outstanding as of December 31, 2012 and 2011, respectively.

Issuance of Common and Preferred Shares

On September 16, 2011, the Company amended its sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”) dated April 3, 2009 and as amended on January 26, 2011 to increase the number of common shares that the Sales Agent may sell under the Sales Agreement from 15 million to 20 million. During the year ended December 31, 2011 the Company sold 140,000 shares under the program at an average sales price of $10.75 per share resulting in gross proceeds of $1.5 million.  During the year ended December 31, 2012 the Company sold 7.9 million shares under the program at an average sales price of $13.13 per share resulting in gross proceeds of $103.8 million ($163.8 million of gross proceeds and 16.1 million shares sold with an average sales price of $10.16 since program inception in 2009).

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

The Company used the net proceeds from the 2011 common and preferred public offerings to fund a portion of the cash purchase price of the Storage Deluxe Acquisition on November 3, 2011.  The Company used the net proceeds from the 2012 common offerings to fund the 2012 acquisitions and pay down multiple mortgages during the year.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded at December 31, 2012 or 2011.  The Company had net deferred tax assets of $0.7 million and $0.4 million, which are included in other assets as of December 31, 2012 and 2011, respectively.  The Company believes it is more likely than not the deferred tax assets will be realized.

The following table discloses the income tax rates for the periods identified below:

	For the year ended December 31,
	2012	2011

Effective income tax rate
Statutory federal income tax rate	34%	34%
State and local income taxes	4%	4%
Effective income tax rate	38%	38%

The following table discloses the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011, which are included in other assets on the consolidated balance sheets:

	As of December 31,
	2012		2011		2010
	(dollars in thousands)
	Assets	Liabilities	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$3,684	$3,347	$3,349	$3,045	$2,971	$2,689
Other	400	—	134	—	34	—
Deferred taxes	$4,084	$3,347	$3,483	$3,045	$3,005	$2,689

18.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2012, the Company acquired 37 self-storage facilities for an aggregate purchase price of approximately $432.3 million (see note 3).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2012 and 2011 based on the assumptions described above:

	2012	2011
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$304,564	$286,882
Pro forma income (loss) from continuing operations	22,248	(40,638)
(Loss) earnings per common share from continuing
Basic and diluted — as reported	$(0.13)	$(0.12)
Basic and diluted — as pro forma	0.16	(0.42)

The following summarizes the amounts of revenue and earnings of the 2012 and 2011 acquisitions since the acquisition dates included in the consolidated statements of operations for the years ended December 31, 2012 and 2011:

	Year ended December 31,
	2012	2011
	(in thousands)
Total revenue	$56,093	$10,007
Net loss	(27,562)	(4,151)

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2012 and 2011 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012
Total revenues	$64,602	$67,775	$73,329	$77,370
Total operating expenses	57,817	60,408	65,339	67,262
Net income (loss) attributable to the Company	(3,843)	2,543	1,636	1,481
Basic and diluted earnings (loss) per share	(0.04)	0.01	—	—

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Total revenues	$53,228	$54,989	$57,700	$61,328
Total operating expenses	44,202	45,028	44,686	51,362
Net income (loss) attributable to the Company	(117)	902	6,828	(8,011)
Basic and diluted earnings (loss) per share	0.00	0.01	0.07	(0.08)

The summation of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 12).

20. SUBSEQUENT EVENTS

None

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2012

(Dollars in thousands)

						Gross Carrying Amount
			Initial Cost			at December 31, 2012
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (F)	Year Acquired / Developed
Chandler, AZ	47,520		327	1,257	262	327	1,290	1,617	335	2005
Glendale, AZ	56,807		201	2,265	991	418	2,934	3,352	1,143	1998
Green Valley, AZ	25,050		298	1,153	127	298	1,070	1,368	252	2005
Mesa I, AZ	52,375		920	2,739	145	921	2,413	3,334	581	2006
Mesa II, AZ	45,361		731	2,176	174	731	1,904	2,635	467	2006
Mesa III, AZ	58,189		706	2,101	163	706	1,858	2,564	453	2006
Phoenix I, AZ	100,775		1,134	3,376	296	1,135	3,023	4,158	732	2006
Phoenix II, AZ	83,309		756	2,251	1,401	847	2,957	3,804	554	2006/2011
Scottsdale, AZ	79,525		443	4,879	1,688	883	5,920	6,803	2,296	1998
Tempe, AZ	53,890		749	2,159	175	749	2,030	2,779	464	2005
Tucson I, AZ	59,350		188	2,078	941	384	2,755	3,139	1,066	1998
Tucson II, AZ	43,950		188	2,078	1,009	391	2,802	3,193	1,021	1998
Tucson III, AZ	49,832	(A)	532	2,048	167	533	1,855	2,388	441	2005
Tucson IV, AZ	48,040	(A)	674	2,595	179	675	2,353	3,028	561	2005
Tucson V, AZ	45,184	(A)	515	1,980	236	515	1,860	2,375	437	2005
Tucson VI, AZ	40,766	(A)	440	1,692	164	440	1,549	1,989	372	2005
Tucson VII, AZ	52,688	(A)	670	2,576	222	670	2,387	3,057	572	2005
Tucson VIII, AZ	46,600	(A)	589	2,265	174	589	2,088	2,677	485	2005
Tucson IX, AZ	67,720	(A)	724	2,786	344	725	2,614	3,339	619	2005
Tucson X, AZ	46,350	(A)	424	1,633	181	425	1,505	1,930	359	2005
Tucson XI, AZ	42,700	(A)	439	1,689	377	439	1,777	2,216	422	2005
Tucson XII, AZ	42,225	(A)	671	2,582	259	672	2,428	3,100	548	2005
Tucson XIII, AZ	45,792	(A)	587	2,258	216	587	2,112	2,699	489	2005
Tucson XIV, AZ	49,095		707	2,721	450	708	2,637	3,345	588	2005
Apple Valley I, CA	73,290		140	1,570	1,540	476	2,566	3,042	1,066	1997
Apple Valley II, CA	61,405		160	1,787	1,211	431	2,505	2,936	1,010	1997
Benicia, CA	74,770		2,392	7,028	125	2,392	6,080	8,472	1,388	2005
Cathedral City, CA	110,974		2,194	10,046	283	2,195	8,033	10,228	2,825	2006
Citrus Heights, CA	75,620	(A)	1,633	4,793	207	1,634	4,259	5,893	1,003	2005
Diamond Bar, CA	102,984		2,522	7,404	150	2,524	6,461	8,985	1,551	2005
Escondido, CA	142,670		3,040	11,804	142	3,040	9,592	12,632	1,610	2007
Fallbrook, CA	46,620		133	1,492	1,726	432	2,719	3,151	969	1997
Lancaster, CA	60,675		390	2,247	934	556	2,681	3,237	845	2001
Long Beach, CA	125,091		3,138	14,368	391	3,138	12,848	15,986	2,822	2006
Murrieta, CA	49,835		1,883	5,532	129	1,903	4,796	6,699	1,098	2005
North Highlands, CA	57,244	(A)	868	2,546	273	868	2,373	3,241	570	2005
Orangevale, CA	50,317	(A)	1,423	4,175	232	1,423	3,746	5,169	892	2005
Palm Springs I, CA	72,675		1,565	7,164	104	1,566	6,306	7,872	1,394	2006
Palm Springs II, CA	122,550		2,131	9,758	326	2,132	8,728	10,860	1,900	2006
Pleasanton, CA	85,045		2,799	8,222	15	2,799	6,993	9,792	1,608	2005
Rancho Cordova, CA	53,978	(A)	1,094	3,212	229	1,095	2,933	4,028	692	2005
Rialto I, CA	57,391		899	4,118	169	899	3,718	4,617	819	2006
Rialto II, CA	99,803		277	3,098	1,682	672	3,984	4,656	1,665	1997
Riverside I, CA	67,120		1,351	6,183	189	1,351	5,540	6,891	1,232	2006
Riverside II, CA	85,166		1,170	5,359	316	1,170	4,941	6,111	1,077	2006
Roseville, CA	59,869	(A)	1,284	3,767	303	1,284	3,487	4,771	836	2005
Sacramento I, CA	50,714	(A)	1,152	3,380	219	1,152	3,051	4,203	732	2005
Sacramento II, CA	61,888	(A)	1,406	4,128	203	1,407	3,682	5,089	865	2005
San Bernardino I, CA	31,070		51	572	1,142	182	1,398	1,580	483	1997
San Bernardino II, CA	41,546		112	1,251	1,152	306	1,876	2,182	743	1997
San Bernardino III, CA	35,341		98	1,093	1,035	242	1,649	1,891	630	1997
San Bernardino IV, CA	83,166		1,872	5,391	82	1,872	4,756	6,628	1,135	2005
San Bernardino V, CA	57,001		783	3,583	436	783	3,493	4,276	771	2006
San Bernardino VII, CA	78,729		1,475	6,753	236	1,290	6,243	7,533	1,379	2006
San Bernardino VIII, CA	95,029		1,691	7,741	261	1,692	6,059	7,751	2,262	2006
San Marcos, CA	37,430		775	2,288	107	776	2,031	2,807	484	2005
Santa Ana, CA	63,896		1,223	5,600	232	1,223	5,059	6,282	1,118	2006
South Sacramento, CA	52,165	(A)	790	2,319	227	791	2,150	2,941	510	2005
Spring Valley, CA	55,045		1,178	5,394	507	1,178	5,157	6,335	1,145	2006
Temecula I, CA	81,550		660	4,735	1,185	899	5,485	6,384	1,063	1998
Temecula II, CA	84,398		3,080	5,839	143	3,080	5,053	8,133	853	2007
Thousand Palms, CA	74,305		1,493	6,835	422	1,493	6,241	7,734	1,365	2006
Vista I, CA	74,405		711	4,076	2,259	1,118	5,407	6,525	1,586	2001
Vista II, CA	148,081		4,629	13,599	115	4,629	11,683	16,312	2,670	2005

						Gross Carrying Amount
			Initial Cost			at December 31, 2012
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (F)	Year Acquired / Developed
Walnut, CA	50,708		1,578	4,635	148	1,595	4,044	5,639	934	2005
West Sacramento, CA	40,040	(D)	1,222	3,590	143	1,222	3,184	4,406	726	2005
Westminster, CA	68,098		1,740	5,142	277	1,743	4,535	6,278	1,099	2005
Aurora, CO	75,867	(A)	1,343	2,986	271	1,343	2,723	4,066	624	2005
Colorado Springs I, CO	47,925		771	1,717	282	771	1,657	2,428	376	2005
Colorado Springs II, CO	62,300	1,784	657	2,674	201	656	2,388	3,044	515	2006
Denver I, CO	59,200		673	2,741	184	674	2,432	3,106	574	2006
Denver II, CO	74,520		1,430	7,053	1	1,430	7,053	8,483	56	2012
Federal Heights, CO	54,770	(A)	878	1,953	232	879	1,791	2,670	396	2005
Golden, CO	87,382	(A)	1,683	3,744	351	1,684	3,425	5,109	773	2005
Littleton, CO	53,490	(A)	1,268	2,820	164	1,268	2,476	3,744	556	2005
Northglenn, CO	52,102	(A)	862	1,917	353	862	1,857	2,719	394	2005
Bloomfield, CT	48,700		78	880	2,263	360	2,571	2,931	935	1997
Branford, CT	50,679		217	2,433	1,214	504	2,863	3,367	1,501	1995
Bristol, CT	47,725		1,819	3,161	75	1,819	2,772	4,591	730	2005
East Windsor, CT	46,016		744	1,294	418	744	1,441	2,185	374	2005
Enfield, CT	52,875		424	2,424	384	473	2,216	2,689	787	2001
Gales Ferry, CT	54,230		240	2,697	1,413	489	3,437	3,926	1,373	1995
Manchester I, CT	47,025		540	3,096	341	563	2,664	3,227	1,000	2002
Manchester II, CT	52,725		996	1,730	210	996	1,633	2,629	420	2005
Milford, CT	44,885		87	1,050	1,085	274	1,665	1,939	755	1996
Monroe, CT	58,700		2,004	3,483	557	2,004	3,356	5,360	914	2005
Mystic, CT	50,725		136	1,645	1,799	410	2,720	3,130	1,268	1996
Newington I, CT	42,620		1,059	1,840	154	1,059	1,700	2,759	440	2005
Newington II, CT	36,140		911	1,584	226	911	1,536	2,447	391	2005
Norwalk, CT	31,239		646	3,187	1	646	3,188	3,834	42	2012
Old Saybrook I, CT	86,950		3,092	5,374	429	3,092	4,950	8,042	1,312	2005
Old Saybrook II, CT	26,425		1,135	1,973	213	1,135	1,858	2,993	501	2005
Shelton, CT	78,465		1,449	8,221	173	1,449	7,311	8,760	315	2011
Stamford, CT	28,957		1,941	3,374	73	1,941	2,911	4,852	766	2005
South Windsor, CT	72,125		90	1,127	1,095	272	1,811	2,083	780	1996
Wilton, CT	84,475	13,060	2,409	12,261	63	2,421	12,384	14,805	326	2012
Washington , DC	63,085	(D)	871	12,759	388	894	10,465	11,359	1,618	2008
Washington , DC	82,530		3,152	13,612	71	3,154	11,909	15,063	378	2011
Boca Raton, FL	37,958		529	3,054	1,488	813	3,635	4,448	1,124	2001
Boynton Beach I, FL	61,749		667	3,796	1,646	958	4,352	5,310	1,366	2001
Boynton Beach II, FL	61,703		1,030	2,968	257	1,030	2,790	3,820	663	2005
Bradenton I, FL	68,391		1,180	3,324	199	1,180	3,003	4,183	736	2004
Bradenton II, FL	87,960		1,931	5,561	731	1,931	5,197	7,128	1,284	2004
Cape Coral, FL	76,627		472	2,769	2,476	830	4,311	5,141	1,591	2000
Coconut Creek, FL	78,783		1,189	5,863	3	1,189	5,866	7,055	47	2012
Dania Beach, FL	168,217		3,584	10,324	1,049	3,584	9,876	13,460	2,412	2004
Dania, FL	58,270		205	2,068	1,373	481	2,745	3,226	1,269	1996
Davie, FL	80,985		1,268	7,183	759	1,373	5,678	7,051	2,297	2002
Deerfield Beach, FL	57,230		946	2,999	1,983	1,311	4,492	5,803	1,468	1998
Delray Beach, FL	67,813		798	4,539	646	883	4,184	5,067	1,379	2001
Fernandina Beach, FL	110,995		378	4,222	3,563	643	6,911	7,554	2,160	1996
Ft. Lauderdale, FL	70,063		937	3,646	2,396	1,384	5,407	6,791	1,800	1999
Ft. Myers, FL	67,510		303	3,329	688	328	3,398	3,726	1,268	1999
Jacksonville I, FL	80,296		1,862	5,362	45	1,862	4,725	6,587	1,010	2005
Jacksonville II, FL	65,270		950	7,004	40	950	5,488	6,438	924	2007
Jacksonville III, FL	65,580		860	7,409	963	1,670	5,971	7,641	1,000	2007
Jacksonville IV, FL	77,425		870	8,049	1,007	1,651	6,981	8,632	1,170	2007
Jacksonville V, FL	81,835		1,220	8,210	265	1,220	6,766	7,986	1,129	2007
Lake Worth, FL	161,808		183	6,597	6,929	183	11,573	11,756	4,218	1998
Lakeland, FL	49,111		81	896	998	256	1,319	1,575	749	1994
Kendall, FL	75,395	(D)	2,350	8,106	160	2,350	6,493	8,843	1,083	2007
Lutz I, FL	66,795		901	2,478	166	901	2,258	3,159	549	2004
Lutz II, FL	69,232		992	2,868	229	992	2,587	3,579	632	2004
Margate I, FL	54,165		161	1,763	1,814	399	2,933	3,332	1,279	1996
Margate II, FL	65,186		132	1,473	1,787	383	2,671	3,054	1,102	1996
Merrit Island, FL	50,417		716	2,983	533	796	2,780	3,576	782	2002
Miami I, FL	46,825		179	1,999	1,738	484	3,054	3,538	1,597	1996
Miami II, FL	67,010		253	2,544	1,423	561	3,151	3,712	1,513	1996
Miami III, FL	150,735		4,577	13,185	589	4,577	11,951	16,528	2,599	2005
Miami IV, FL	76,352		1,852	10,494	848	1,963	9,782	11,745	539	2011
Naples I, FL	48,150		90	1,010	2,443	270	3,079	3,349	1,243	1996
Naples II, FL	65,850		148	1,652	4,247	558	5,209	5,767	1,978	1997
Naples III, FL	80,266		139	1,561	4,039	598	4,294	4,892	1,918	1997
Naples IV, FL	40,600		262	2,980	544	407	3,277	3,684	1,334	1998

						Gross Carrying Amount
			Initial Cost			at December 31, 2012
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (F)	Year Acquired / Developed
Ocoee, FL	76,250		1,286	3,705	85	1,286	3,273	4,559	752	2005
Orange City, FL	59,586		1,191	3,209	125	1,191	2,846	4,037	706	2004
Orlando II, FL	63,084		1,589	4,576	135	1,589	4,072	5,661	933	2005
Orlando III, FL	102,705		1,209	7,768	454	1,209	6,836	8,045	1,271	2006
Orlando IV, FL	76,565		633	3,587	92	633	3,175	3,808	208	2010
Orlando V, FL	75,359		950	4,685	1	950	4,685	5,635	12	2012
Oviedo, FL	49,251		440	2,824	500	440	2,657	3,097	503	2006
Pembroke Pines, FL	67,321		337	3,772	2,645	953	5,274	6,227	2,976	1997
Royal Palm Beach II, FL	81,405		1,640	8,607	156	1,640	7,102	8,742	1,192	2007
Sanford, FL	61,810		453	2,911	131	453	2,505	2,958	463	2006
Sarasota, FL	71,402		333	3,656	1,238	529	4,106	4,635	1,499	1999
St. Augustine, FL	59,725		135	1,515	3,309	383	4,264	4,647	1,687	1996
Stuart, FL	87,037		324	3,625	2,846	685	5,568	6,253	2,276	1997
SW Ranches, FL	64,955		1,390	7,598	126	1,390	5,861	7,251	981	2007
Tampa, FL	83,738		2,670	6,249	76	2,670	4,958	7,628	837	2007
West Palm Beach I, FL	68,051		719	3,420	1,508	835	3,953	4,788	1,292	2001
West Palm Beach II, FL	94,503		2,129	8,671	260	2,129	7,299	9,428	1,863	2004
West Palm Beach III, FL	85,460		804	3,962	1	804	3,962	4,766	10	2012
Alpharetta, GA	90,485		806	4,720	949	967	4,070	5,037	1,182	2001
Atlanta, GA	66,675		822	4,053	1	822	4,055	4,877	43	2012
Austell , GA	83,875		1,635	4,711	140	1,643	4,196	5,839	812	2006
Decatur, GA	145,280		616	6,776	188	616	6,808	7,424	2,841	1998
Duluth I, GA	70,985		373	2,044	157	373	1,877	2,250	88	2011
Duluth II, GA	47,242		681	3,355	53	681	3,408	4,089	99	2012
Lawrenceville, GA	73,765		546	2,903	300	546	2,787	3,333	129	2011
Leisure City, GA	56,177		409	2,018	3	409	2,020	2,429	21	2012
Norcross I, GA	85,420		514	2,930	735	632	2,935	3,567	1,089	2001
Norcross II, GA	47,270		938	4,625	33	938	4,659	5,597	123	2012
Norcross III, GA	57,555		576	2,839	1	576	2,841	3,417	30	2012
Norcross, GA	52,020		366	2,025	129	366	1,870	2,236	87	2011
Peachtree City I, GA	49,875		435	2,532	584	529	2,487	3,016	753	2001
Peachtree City II, GA	57,100		398	1,963	3	398	1,966	2,364	21	2012
Smyrna, GA	57,015		750	4,271	203	750	3,444	4,194	1,010	2001
Snellville, GA	80,000		1,660	4,781	250	1,660	4,371	6,031	765	2007
Suwanee I, GA	85,240		1,737	5,010	186	1,737	4,501	6,238	806	2007
Suwanee II, GA	79,590		800	6,942	26	622	5,764	6,386	965	2007
Addison, IL	31,325		428	3,531	281	428	3,312	3,740	800	2004
Aurora, IL	74,435		644	3,652	146	644	3,278	3,922	792	2004
Bartlett, IL	51,425		931	2,493	219	931	2,330	3,261	556	2004
Hanover, IL	41,190		1,126	2,197	202	1,126	2,059	3,185	497	2004
Bellwood, IL	86,650		1,012	5,768	769	1,012	5,239	6,251	1,616	2001
Des Plaines, IL	74,400		1,564	4,327	375	1,564	4,062	5,626	981	2004
Elk Grove Village, IL	64,129		1,446	3,535	251	1,446	3,258	4,704	816	2004
Glenview, IL	100,115		3,740	10,367	340	3,740	9,242	12,982	2,238	2004
Gurnee, IL	80,300		1,521	5,440	254	1,521	4,931	6,452	1,220	2004
Harvey, IL	60,090		869	3,635	167	869	3,263	4,132	794	2004
Joliet, IL	72,765		547	4,704	193	547	4,238	4,785	1,029	2004
Kildeer, IL	46,285		2,102	2,187	184	1,997	2,170	4,167	491	2004
Lombard, IL	57,764		1,305	3,938	637	1,305	3,975	5,280	992	2004
Mount Prospect, IL	65,000		1,701	3,114	281	1,701	2,943	4,644	704	2004
Mundelein, IL	44,700		1,498	2,782	167	1,498	2,537	4,035	614	2004
North Chicago, IL	53,350		1,073	3,006	310	1,073	2,831	3,904	693	2004
Plainfield I, IL	53,900		1,770	1,715	206	1,740	1,628	3,368	387	2004
Plainfield II, IL	51,900		694	2,000	132	694	1,799	2,493	406	2005
Schaumburg, IL	31,160		538	645	159	538	668	1,206	155	2004
Streamwood, IL	64,305		1,447	1,662	294	1,447	1,645	3,092	398	2004
Warrensville, IL	48,796		1,066	3,072	148	1,066	2,788	3,854	635	2005
Waukegan, IL	79,500		1,198	4,363	312	1,198	4,022	5,220	977	2004
West Chicago, IL	48,175		1,071	2,249	248	1,071	2,139	3,210	517	2004
Westmont, IL	53,450		1,155	3,873	147	1,155	3,480	4,635	837	2004
Wheeling I, IL	54,210		857	3,213	269	857	3,009	3,866	735	2004
Wheeling II, IL	67,825		793	3,816	366	793	3,631	4,424	884	2004
Woodridge, IL	50,262	—	943	3,397	168	943	3,089	4,032	749	2004
Indianapolis, IN	73,014		406	3,496	214	406	3,204	3,610	778	2004
Boston I, MA	33,286		538	3,048	75	538	2,700	3,238	184	2010
Boston II, MA	60,545		1,516	8,628	307	1,516	7,099	8,615	2,142	2002
Leominster, MA	53,823		90	1,519	2,402	338	3,486	3,824	1,498	1998
Medford, MA	58,765		1,330	7,165	90	1,330	5,777	7,107	971	2007
Baltimore, MD	93,350		1,050	5,997	1,244	1,173	5,818	6,991	1,885	2001
California, MD	77,865		1,486	4,280	154	1,486	3,842	5,328	929	2004
District Heights, MD	78,660		1,527	8,313	347	1,527	7,535	9,062	319	2011

						Gross Carrying Amount
			Initial Cost			at December 31, 2012
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (F)	Year Acquired / Developed
Gaithersburg, MD	87,045		3,124	9,000	383	3,124	8,123	11,247	1,938	2005
Laurel, MD	162,792		1,409	8,035	3,571	1,928	9,502	11,430	2,923	2001
Temple Hills, MD	97,200		1,541	8,788	2,209	1,800	9,151	10,951	3,396	2001
Belmont, NC	81,600		385	2,196	691	451	2,207	2,658	694	2001
Bordentown, NJ	50,600		457	2,255	2	457	2,257	2,714	24	2012
Burlington I, NC	109,396		498	2,837	457	498	2,661	3,159	888	2001
Burlington II, NC	42,305		320	1,829	325	340	1,722	2,062	536	2001
Cary, NC	112,086		543	3,097	476	543	3,301	3,844	1,177	2001
Charlotte, NC	69,000		782	4,429	1,427	1,068	4,661	5,729	1,301	2002
Raleigh, NC	48,675		209	2,398	303	296	2,496	2,792	993	1998
Brick, NJ	51,725		234	2,762	1,396	485	3,369	3,854	1,621	1996
Cherry Hill I, NJ	52,600		222	1,260	73	222	1,151	1,373	77	2010
Cherry Hill II, NJ	65,050		471	2,323	1	471	2,324	2,795	6	2012
Clifton, NJ	105,550		4,346	12,520	168	4,340	11,009	15,349	2,480	2005
Cranford, NJ	91,250		290	3,493	2,258	779	4,587	5,366	2,105	1996
East Hanover, NJ	107,679		504	5,763	3,865	1,315	7,710	9,025	3,653	1996
Egg Harbor I, NJ	36,025		104	510	23	104	522	626	36	2010
Egg Harbor II, NJ	70,425		284	1,608	162	284	1,550	1,834	109	2010
Elizabeth, NJ	38,830		751	2,164	326	751	2,081	2,832	496	2005
Fairview, NJ	27,875		246	2,759	417	246	2,611	2,857	1,355	1997
Freehold, NJ	81,495		1,086	5,355	6	1,086	5,361	6,447	43	2012
Hamilton, NJ	70,550		1,885	5,430	217	1,893	4,915	6,808	938	2006
Hoboken, NJ	34,200		1,370	3,947	579	1,370	3,935	5,305	928	2005
Linden, NJ	100,425		517	6,008	2,050	1,043	6,587	7,630	3,399	1996
Lumberton, NJ	96,025		987	4,864	1	987	4,866	5,853	52	2012
Morris Township, NJ	71,776		500	5,602	2,623	1,072	6,691	7,763	4,367	1997
Parsippany, NJ	66,325		475	5,322	1,953	844	5,992	6,836	2,871	1997
Randolph, NJ	52,465		855	4,872	1,287	1,108	4,825	5,933	1,529	2002
Sewell, NJ	57,830		484	2,766	1,292	706	3,207	3,913	996	2001
Somerset, NJ	57,585		1,243	6,129	1	1,243	6,129	7,372	49	2012
Albuquerque I, NM	65,927	(A)	1,039	3,395	256	1,039	3,067	4,106	744	2005
Albuquerque II, NM	58,598	(A)	1,163	3,801	239	1,163	3,417	4,580	831	2005
Albuquerque III, NM	57,536	(A)	664	2,171	308	664	2,091	2,755	496	2005
Las Vegas I, NV	48,596		1,851	2,986	366	1,851	2,941	4,792	728	2006
Las Vegas II, NV	48,850		3,354	5,411	290	3,355	5,120	8,475	1,271	2006
Bronx I, NY	68,813		2,014	11,411	454	2,014	10,273	12,287	738	2010
Bronx II, NY	90,270		—	31,561	82	—	31,109	31,109	936	2011
Bronx III, NY	106,065		6,017	33,999	84	6,017	29,736	35,753	1,230	2011
Bronx IV, NY	75,580		—	22,830	82	—	20,258	20,258	694	2011
Bronx V, NY	54,683		—	17,564	112	—	15,565	15,565	568	2011
Bronx VI, NY	39,495		—	15,095	44	—	13,107	13,107	590	2011
Bronx VII, NY	78,575	9,102	—	22,512	46	—	22,668	22,668	598	2012
Bronx VIII, NY	30,550	3,195	1,245	6,137	18	1,251	6,185	7,436	163	2012
Bronx IX, NY	148,470	24,503	7,967	39,279	136	7,967	39,413	47,380	864	2012
Bronx X, NY	159,830	29,141	9,090	44,816	140	9,090	44,956	54,046	602	2012
Brooklyn I, NY	57,020		1,795	10,172	179	1,795	8,934	10,729	636	2010
Brooklyn II, NY	60,945		1,601	9,073	393	1,601	8,168	9,769	566	2010
Brooklyn III, NY	41,625		3,195	15,657	35	3,195	15,774	18,969	447	2011
Brooklyn IV, NY	37,467		2,500	12,252	87	2,500	12,401	14,901	387	2011
Brooklyn V, NY	46,945		2,207	10,814	35	2,207	10,904	13,111	453	2011
Brooklyn VI, NY	74,415		4,016	19,680	47	4,016	19,834	23,850	790	2011
Brooklyn VII, NY	72,710		5,816	28,498	75	5,816	28,737	34,553	990	2011
Jamaica I, NY	88,415		2,043	11,658	1,519	2,043	10,553	12,596	3,544	2001
Jamaica II, NY	91,325		5,496	26,930	56	5,496	27,129	32,625	964	2011
New Rochelle I, NY	48,434		1,673	4,827	265	1,673	4,443	6,116	992	2005
New Rochelle II, NY	63,295	8,974	3,167	2,713	167	3,762	18,713	22,475	445	2012
North Babylon, NY	78,188		225	2,514	4,042	568	5,852	6,420	2,220	1998
Riverhead, NY	38,340		1,068	1,149	167	1,068	1,083	2,151	285	2005
Southold, NY	59,745		2,079	2,238	210	2,079	2,044	4,123	557	2005
Tuckahoe, NY	51,688		1,516	13,236	121	1,516	7,586	9,102	540	2011
West Hempstead, NY	85,281		2,237	11,030	1	2,237	11,030	13,267	88	2012
White Plains, NY	87,705		3,295	18,049	815	3,295	16,373	19,668	863	2011
Woodhaven, NY	50,665		2,028	11,285	43	2,028	10,031	12,059	364	2011
Wyckoff, NY	61,960		1,961	11,113	106	1,961	9,737	11,698	619	2010
Yorktown, NY	78,615		2,710	13,338	44	2,710	13,395	16,105	389	2011
Cleveland I, OH	46,050		525	2,592	101	524	2,325	2,849	590	2005
Cleveland II, OH	58,425		290	1,427	162	289	1,338	1,627	334	2005
Columbus , OH	71,905		1,234	3,151	35	1,239	2,710	3,949	596	2006
Grove City, OH	89,290		1,756	4,485	125	1,761	3,992	5,753	846	2006
Hilliard, OH	89,690		1,361	3,476	148	1,366	3,137	4,503	668	2006
Lakewood, OH	39,287		405	854	505	405	1,245	1,650	806	1989

						Gross Carrying Amount
			Initial Cost			at December 31, 2012
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (F)	Year Acquired / Developed
Marblehead, OH	52,300		374	1,843	214	373	1,783	2,156	455	2005
Middleburg Heights, OH	92,725		63	704	2,124	332	2,241	2,573	933	1980
North Olmsted I, OH	48,665		63	704	1,298	214	1,565	1,779	734	1979
North Olmsted II, OH	47,850		290	1,129	1,103	469	1,969	2,438	1,246	1988
North Randall, OH	80,229		515	2,323	2,928	898	4,103	5,001	1,577	1998
Reynoldsburg, OH	66,895		1,290	3,295	214	1,295	3,055	4,350	656	2006
Strongsville, OH	43,507		570	3,486	303	570	2,956	3,526	494	2007
Warrensville Heights, OH	90,281		525	766	2,863	935	2,977	3,912	1,131	1996
Westlake, OH	62,750		509	2,508	184	508	2,304	2,812	581	2005
Conshohocken, PA	81,435		1,726	8,508	7	1,726	8,515	10,241	68	2012
Exton, PA	57,650		541	2,668	1	541	2,669	3,210	7	2012
Langhorne, PA	65,150		1,019	5,023	1	1,019	5,024	6,043	40	2012
Levittown, PA	76,180		926	5,296	1,124	926	5,407	6,333	1,787	2001
Montgomeryville, PA	84,145		975	4,809	10	975	4,818	5,793	38	2012
Norristown, PA	52,031		777	3,709	441	777	4,254	5,031	108	2011
Philadelphia, PA	97,289		1,461	8,334	1,639	1,461	6,794	8,255	2,346	2001
Alcoa, TN	42,350	(C)	254	2,113	111	254	1,891	2,145	451	2005
Antioch, TN	76,160		588	4,906	240	588	4,379	4,967	984	2005
Cordova I, TN	54,125		296	2,482	235	297	2,307	2,604	546	2005
Cordova II, TN	67,700		429	3,580	284	429	3,323	3,752	717	2006
Knoxville I, TN	29,337		99	1,113	250	102	1,146	1,248	518	1997
Knoxville II, TN	37,900		117	1,308	321	129	1,418	1,547	596	1997
Knoxville III, TN	45,736		182	2,053	829	331	2,619	2,950	983	1998
Knoxville V, TN	42,790		134	1,493	450	235	1,762	1,997	839	1998
Knoxville VI, TN	63,440	(C)	439	3,653	100	440	3,213	3,653	769	2005
Knoxville VII, TN	55,594	(C)	312	2,594	155	312	2,340	2,652	561	2005
Knoxville VIII, TN	95,868	(C)	585	4,869	256	586	4,378	4,964	1,039	2005
Memphis I, TN	92,320		677	3,880	1,397	677	4,264	4,941	1,299	2001
Memphis II, TN	71,710		395	2,276	463	395	2,061	2,456	654	2001
Memphis III, TN	40,507		212	1,779	189	213	1,640	1,853	396	2005
Memphis IV, TN	38,678		160	1,342	222	160	1,279	1,439	309	2005
Memphis V, TN	60,120		209	1,753	591	210	1,970	2,180	472	2005
Memphis VI, TN	108,996		462	3,851	304	462	3,561	4,023	778	2006
Memphis VII, TN	96,163		215	1,792	506	215	1,682	1,897	446	2006
Memphis VIII, TN	96,060		355	2,959	308	355	2,768	3,123	597	2006
Nashville I, TN	103,910		405	3,379	423	405	3,230	3,635	742	2005
Nashville II, TN	83,484		593	4,950	172	593	4,413	5,006	1,014	2005
Nashville III, TN	101,575		416	3,469	141	416	3,263	3,679	721	2006
Nashville IV, TN	102,450		992	8,274	316	992	7,350	8,342	1,627	2006
Allen, TX	62,490	3,725	714	3,519	1	714	3,520	4,234	47	2012
Austin I, TX	59,520		2,239	2,038	132	2,410	1,839	4,249	420	2005
Austin II, TX	65,241	(D)	734	3,894	210	738	3,543	4,281	742	2006
Austin III, TX	70,560		1,030	5,468	137	1,035	4,905	5,940	977	2006
Baytown, TX	38,950		946	863	282	948	913	1,861	200	2005
Bryan, TX	60,450		1,394	1,268	125	1,396	1,172	2,568	276	2005
Carrollton, TX	77,420		661	3,261	1	661	3,262	3,923	—	2012
College Station, TX	26,559	(B)	812	740	109	813	700	1,513	154	2005
Cypress, TX	58,141		360	1,773	2	360	1,776	2,136	23	2012
Dallas, TX	59,324		2,475	2,253	318	2,475	2,124	4,599	464	2005
Denton, TX	60,836	1,862	553	2,936	184	569	2,644	3,213	511	2006
El Paso I, TX	59,952	(A)	1,983	1,805	219	1,984	1,695	3,679	391	2005
El Paso II, TX	48,704	(A)	1,319	1,201	158	1,320	1,141	2,461	266	2005
El Paso III, TX	71,252	(A)	2,408	2,192	152	2,409	2,012	4,421	472	2005
El Paso IV, TX	67,058	(A)	2,073	1,888	12	2,074	1,587	3,661	437	2005
El Paso V, TX	62,290		1,758	1,617	126	1,761	1,483	3,244	347	2005
El Paso VI, TX	36,620		660	607	143	662	616	1,278	141	2005
El Paso VII, TX	34,545		563	517	124	565	531	1,096	4	2005
Fort Worth I, TX	50,621		1,253	1,141	128	1,253	1,035	2,288	235	2005
Fort Worth II, TX	72,900		868	4,607	263	874	4,203	5,077	867	2006
Frisco I, TX	50,854		1,093	3,148	84	1,093	2,793	3,886	635	2005
Frisco II, TX	70,999	3,001	1,564	4,507	86	1,564	3,982	5,546	912	2005
Frisco III, TX	74,815		1,147	6,088	228	1,154	5,511	6,665	1,137	2006
Frisco IV, TX	74,835		719	4,072	104	719	3,618	4,337	254	2010
Garland I, TX	70,100	2,962	751	3,984	377	767	3,774	4,541	760	2006
Garland II, TX	68,425		862	4,578	195	862	4,176	5,038	778	2006
Greenville I, TX	59,385		1,848	1,682	90	1,848	1,484	3,332	333	2005
Greenville II, TX	44,900		1,337	1,217	84	1,337	1,080	2,417	243	2005
Houston I, TX	100,730		1,420	1,296	266	1,422	1,319	2,741	300	2005
Houston II, TX	71,300		1,510	1,377	51	1,512	1,159	2,671	305	2005
Houston III, TX	60,820	461	575	524	270	576	682	1,258	160	2005
Houston IV, TX	43,975	(B)	960	875	205	961	886	1,847	201	2005

						Gross Carrying Amount
			Initial Cost			at December 31, 2012
Description	Square Footage	Encumbrances	Land	Building and Improvements	Costs Subsequent to Acquisition	Land	Building and Improvements	Total	Accumulated Depreciation (F)	Year Acquired / Developed
Houston V, TX	126,180	3,846	1,153	6,122	474	1,156	5,735	6,891	1,085	2006
Houston VI, TX	54,680		575	524	5,690	983	4,893	5,876	246	2011
Houston VII, TX	54,882		1,294	6,377	1	1,294	6,379	7,673	84	2012
Houston VIII, TX	53,630		296	1,459	3	296	1,461	1,757	19	2012
Keller, TX	61,885	2,276	890	4,727	111	890	4,253	5,143	888	2006
La Porte, TX	44,850		842	761	391	843	867	1,710	197	2005
Lewisville, TX	58,140	1,692	476	2,525	284	492	2,395	2,887	466	2006
Mansfield I, TX	63,075		837	4,443	115	843	3,981	4,824	826	2006
Mansfield II, TX	58,400		662	3,261	5	662	3,266	3,928	61	2012
McKinney I, TX	47,020		1,632	1,486	122	1,634	1,370	3,004	306	2005
McKinney II, TX	70,050	3,928	855	5,076	139	857	4,591	5,448	951	2006
North Richland Hills, TX	57,200		2,252	2,049	113	2,252	1,798	4,050	405	2005
Pearland, TX	72,249		450	2,216	1	450	2,218	2,668	29	2012
Roanoke, TX	59,500		1,337	1,217	101	1,337	1,119	2,456	246	2005
San Antonio I, TX	73,305		2,895	2,635	248	2,895	2,352	5,247	515	2005
San Antonio II, TX	73,230		1,047	5,558	122	1,052	4,986	6,038	940	2006
San Antonio III, TX	71,775		996	5,286	213	996	4,778	5,774	865	2007
Sherman I, TX	54,975		1,904	1,733	99	1,906	1,541	3,447	343	2005
Sherman II, TX	48,425	—	1,337	1,217	131	1,337	1,114	2,451	245	2005
Spring, TX	72,751		580	3,081	102	580	2,735	3,315	574	2006
Murray I, UT	60,280	(A)	3,847	1,017	366	3,848	1,169	5,017	275	2005
Murray II, UT	71,221	(A)	2,147	567	349	2,148	757	2,905	225	2005
Salt Lake City I, UT	56,446	(A)	2,695	712	303	2,696	838	3,534	201	2005
Salt Lake City II, UT	51,676	(A)	2,074	548	347	1,931	730	2,661	162	2005
Alexandria, VA	114,650	9,603	2,812	13,865	12	2,812	13,877	16,689	184	2012
Burke Lake, VA	90,927	7,325	2,093	10,940	1,016	2,093	10,360	12,453	630	2011
Fairfax, VA	73,650		2,276	11,220	9	2,276	11,229	13,505	89	2012
Fredericksburg I, VA	69,475	(E)	1,680	4,840	256	1,680	4,423	6,103	918	2005
Fredericksburg II, VA	61,207	(E)	1,757	5,062	289	1,758	4,659	6,417	980	2005
Leesburg, VA	85,503	4,721	1,746	9,894	50	1,746	8,656	10,402	297	2011
McLearen, VA	69,240		1,482	8,400	109	1,482	7,354	8,836	467	2010
Mannasas, VA	73,045		860	4,872	51	860	4,260	5,120	293	2010
Vienna, VA	54,318		2,300	11,340	6	2,302	11,347	13,649	90	2012
Milwaukee, WI	58,500		375	4,333	205	374	3,918	4,292	956	2004
Corporate Office					1,651	—	1,651	1,651	737
USIFB					12,117	—	12,117	12,117	1,247
	25,485,304		440,812	1,846,769	219,849	462,626	1,828,388	2,291,014	328,933

(A)  This facility is part of the YSI 20 Loan portfolio, with a balance of $58,524 as of December 31, 2012.

(B)  This facility is part of the YSI 28 Loan portfolio, with a balance of $1,460 as of December 31, 2012.

(C)  This facility is part of the YSI 30 Loan portfolio, with a balance of $6,765 as of December 31, 2012.

(D)  This facility is part of the YSI 33 Loan portfolio, with a balance of $10,930 as of December 31, 2012.

(E)  This facility is part of the YSI 35 Loan portfolio, with a balance of $4,373 as of December 31, 2012.

(F)  Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

The aggregate cost for Federal income tax purposes was approximately $2.3 billion and $2.0 billion at December 31, 2012 and 2011, respectively.

Activity in real estate facilities during 2012, 2011, and 2010 was as follows (in thousands):

	2012	2011	2010
Storage facilities*
Balance at beginning of year	$2,107,469	$1,743,021	$1,774,542
Acquisitions & improvements	335,644	460,357	96,612
Fully depreciated assets	(25,415)	(43,770)	(79,211)
Real estate venture	93,679	—	—
Dispositions and other	(71,265)	(56,458)	(49,865)
Construction in progress	2,910	4,319	943
Balance at end of year	$2,443,022	$2,107,469	$1,743,021

Accumulated depreciation*
Balance at beginning of year	$318,749	$314,530	$344,009
Depreciation expense	79,955	58,560	64,387
Fully depreciated assets	(25,415)	(43,770)	(79,211)
Dispositions and other	(19,974)	(10,571)	(14,655)
Balance at end of year	$353,315	$318,749	$314,530

Net Storage facility assets	$2,089,707	$1,788,720	$1,428,491

* These amounts include equipment that is housed at the Company’s storage facilities.