Form 10-Q
period 2013-03-31
CubeSmart; CubeSmart, L.P.
filed 2013-05-06
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013.

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

CubeSmart	Yes ☑ No ☐
CubeSmart, L.P.	Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

CubeSmart	Yes ☑ No ☐
CubeSmart, L.P.	Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 2, 2013
Common shares, $0.01 par value per share, of CubeSmart	133,215,734

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2013 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2013, owned a 98.3% interest in the Operating Partnership. The remaining 1.7% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

To help investors understand the significant differences between the Parent Company and the Operating Partnership, this report presents Item 1 –Financial Statements as separate sections for each of the Parent Company and the Operating Partnership.

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

This report also includes separate Item 4 - Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of  the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

•         national and local economic, business, real estate and other market conditions;

•         the competitive environment in which we operate, including our ability to maintain or raise occupancy and rental rates;

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Storage facilities	$2,436,455	$2,443,022
Less: Accumulated depreciation	(367,336)	(353,315)
Storage facilities, net	2,069,119	2,089,707
Cash and cash equivalents	2,625	4,495
Restricted cash	5,484	6,070
Loan procurement costs, net of amortization	7,777	8,253
Other assets, net	27,928	41,794
Total assets	$2,112,933	$2,150,319

LIABILITIES AND EQUITY
Unsecured senior notes	$250,000	$250,000
Revolving credit facility	30,000	45,000
Unsecured term loans	500,000	500,000
Mortgage loans and notes payable	226,460	228,759
Accounts payable, accrued expenses and other liabilities	52,405	60,708
Distributions payable	16,455	16,419
Deferred revenue	11,866	11,090
Security deposits	437	444
Total liabilities	1,087,623	1,112,420

Noncontrolling interests in the Operating Partnership	36,036	47,990

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 133,207,939 and 131,794,547 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	1,332	1,318
Additional paid in capital	1,436,378	1,418,463
Accumulated other comprehensive loss	(18,839)	(19,796)
Accumulated deficit	(429,736)	(410,225)
Total CubeSmart shareholders’ equity	989,166	989,791
Noncontrolling interest in subsidiaries	108	118
Total equity	989,274	989,909
Total liabilities and equity	$2,112,933	$2,150,319

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2013	2012
REVENUES
Rental income	$69,618	$57,317
Other property related income	7,694	5,775
Property management fee income	1,145	1,020
Total revenues	78,457	64,112
OPERATING EXPENSES
Property operating expenses	30,821	25,943
Depreciation and amortization	29,832	25,083
General and administrative	7,613	6,444
Total operating expenses	68,266	57,470
OPERATING INCOME	10,191	6,642
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(10,367)	(9,321)
Loan procurement amortization expense	(476)	(771)
Acquisition related costs	(115)	(551)
Equity in losses of real estate ventures	-	(251)
Other	(73)	(71)
Total other expense	(11,031)	(10,965)

LOSS FROM CONTINUING OPERATIONS	(840)	(4,323)

DISCONTINUED OPERATIONS
Income from discontinued operations	184	1,065
Gain on disposition of discontinued operations	228	-
Total discontinued operations	412	1,065
NET LOSS	(428)	(3,258)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	35	149
Noncontrolling interest in subsidiaries	1	(734)
NET LOSS ATTRIBUTABLE TO THE COMPANY	(392)	(3,843)
Distribution to Preferred Shares	(1,502)	(1,502)
NET LOSS ATTRIBUTABLE TO THE COMPANY’s COMMON SHAREHOLDERS	$(1,894)	$(5,345)

Basic and diluted loss per share from continuing operations attributable to common shareholders	$(0.02)	$(0.05)
Basic and diluted earnings per share from discontinued operations attributable to common shareholders	$0.01	$0.01
Basic and diluted loss per share attributable to common shareholders	$(0.01)	$(0.04)

Weighted-average basic and diluted shares outstanding	132,951	122,266

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Loss from continuing operations	$(2,299)	$(6,384)
Total discontinued operations	405	1,039
Net loss	$(1,894)	$(5,345)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

NET LOSS	$(428)	$(3,258)
Other comprehensive income:
Unrealized loss on interest rate swap	(309)	-
Reclassification of realized losses on interest rate swap	1,531	688
Unrealized (loss) gain on foreign currency translation	(256)	124
OTHER COMPREHENSIVE INCOME	966	812
COMPREHENSIVE INCOME (LOSS)	538	(2,446)
Comprehensive loss attributable to noncontrolling interests in the Operating Partnership	17	120
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	10	(738)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$565	$(3,064)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Issuance of common shares	100	1			1,511			1,512		1,512
Issuance of restricted shares	211	2						2		2
Conversion from units to shares	1,013	10			14,591			14,601		14,601	(14,601)
Exercise of stock options	89	1			784			785		785
Amortization of restricted shares					808			808		808
Share compensation expense					221			221		221
Adjustment for noncontrolling interest in the Operating Partnership							(2,915)	(2,915)		(2,915)	2,915
Net loss							(392)	(392)	(1)	(393)	(35)
Other comprehensive gain (loss):
Unrealized gain on interest rate swap						1,200		1,200		1,200	22
Unrealized loss on foreign currency translation						(243)		(243)	(9)	(252)	(4)
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(14,702)	(14,702)		(14,702)	(251)
Balance at March 31, 2013	133,208	$1,332	3,100	$31	$1,436,378	$(18,839)	$(429,736)	$989,166	$108	$989,274	$36,036

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted shares	234	2						2		2
Exercise of stock options	98	1			767			768		768
Amortization of restricted shares					170			170		170
Share compensation expense					313			313		313
Adjustment for noncontrolling interest in the Operating Partnership							(6,384)	(6,384)		(6,384)	6,384
Net (loss) income							(3,843)	(3,843)	734	(3,109)	(149)
Other comprehensive gain:
Unrealized gain on interest rate swap						663		663		663	25
Unrealized gain on foreign currency translation						116		116	4	120	4
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(9,834)	(9,834)	(1,149)	(10,983)	(374)
Balance at March 31, 2012	122,391	$1,224	3,100	$31	$1,310,755	$(12,052)	$(363,576)	$936,382	$38,998	$975,380	$55,622

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Operating Activities
Net loss	$(428)	$(3,258)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	30,365	27,486
Gain on disposition of discontinued operations	(228)	-
Equity compensation expense	1,029	483
Accretion of fair market value adjustment of debt	(247)	(61)
Equity in losses of real estate venture	-	251
Changes in other operating accounts:
Other assets	892	(1,235)
Restricted cash	657	102
Accounts payable and accrued expenses	(6,400)	(3,789)
Other liabilities	821	774
Net cash provided by operating activities	$26,461	$20,753

Investing Activities
Acquisitions of storage facilities	$(6,857)	$(49,840)
Additions and improvements to storage facilities	(4,229)	(3,467)
Development costs	(2,655)	-
Cash distributed from real estate venture	-	366
Proceeds from sales of properties, net	10,993	144
Proceeds from notes receivable	5,192	-
Change in restricted cash	(71)	2
Net cash provided by (used in) investing activities	$2,373	$(52,795)

Financing Activities
Proceeds from:
Revolving credit facility	$60,600	$85,100
Principal payments on:
Revolving credit facility	(75,600)	(35,100)
Mortgage loans and notes payable	(1,584)	(7,781)
Proceeds from issuance of common shares	1,514	-
Exercise of stock options	785	768
Distributions paid to common shareholders	(14,555)	(9,808)
Distributions paid to preferred shareholders	(1,502)	(1,218)
Distributions paid to noncontrolling interests in Operating Partnership	(362)	(374)
Distributions paid to noncontrolling interests in subsidiaries	-	(1,149)
Net cash (used in) provided by financing activities	$(30,704)	$30,438

Change in cash and cash equivalents	(1,870)	(1,604)

Cash and cash equivalents at beginning of period	4,495	9,069
Cash and cash equivalents at end of period	$2,625	$7,465

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$14,359	$8,587
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$1,222	$688
Foreign currency translation adjustment	$(256)	$124
Mortgage loan assumption - acquisition of storage facility	$-	$36,961

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2013	2012

ASSETS
Storage facilities	$2,436,455	$2,443,022
Less: Accumulated depreciation	(367,336)	(353,315)
Storage facilities, net	2,069,119	2,089,707
Cash and cash equivalents	2,625	4,495
Restricted cash	5,484	6,070
Loan procurement costs, net of amortization	7,777	8,253
Other assets, net	27,928	41,794
Total assets	$2,112,933	$2,150,319

LIABILITIES AND CAPITAL
Unsecured senior notes	$250,000	$250,000
Revolving credit facility	30,000	45,000
Unsecured term loan	500,000	500,000
Mortgage loans and notes payable	226,460	228,759
Accounts payable, accrued expenses and other liabilities	52,405	60,708
Distributions payable	16,455	16,419
Deferred revenue	11,866	11,090
Security deposits	437	444
Total liabilities	1,087,623	1,112,420

Operating Partnership interest of third parties	36,036	47,990

Commitments and contingencies

Capital
Operating Partner	1,008,005	1,009,587
Accumulated other comprehensive loss	(18,839)	(19,796)
Total CubeSmart L.P. capital	989,166	989,791
Noncontrolling interests in subsidiaries	108	118
Total capital	989,274	989,909
Total liabilities and capital	$2,112,933	$2,150,319

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2013	2012

REVENUES
Rental income	$69,618	$57,317
Other property related income	7,694	5,775
Property management fee income	1,145	1,020
Total revenues	78,457	64,112
OPERATING EXPENSES
Property operating expenses	30,821	25,943
Depreciation and amortization	29,832	25,083
General and administrative	7,613	6,444
Total operating expenses	68,266	57,470
OPERATING INCOME	10,191	6,642
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(10,367)	(9,321)
Loan procurement amortization expense	(476)	(771)
Acquisition related costs	(115)	(551)
Equity in losses of real estate ventures	-	(251)
Other	(73)	(71)
Total other expense	(11,031)	(10,965)

LOSS FROM CONTINUING OPERATIONS	(840)	(4,323)

DISCONTINUED OPERATIONS
Income from discontinued operations	184	1,065
Gain of disposition of discontinued operations	228	-
Total discontinued operations	412	1,065
NET LOSS	(428)	(3,258)
NET LOSS (INCOME) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	1	(734)
NET LOSS ATTRIBUTABLE TO CUBESMART L.P.	(427)	(3,992)
Operating Partnership interest of third parties	35	149
NET LOSS ATTRIBUTABLE TO OPERATING PARTNER	(392)	(3,843)
Distribution to Preferred Units	(1,502)	(1,502)
NET LOSS ATTRIBUTABLE TO COMMON UNITHOLDERS	$(1,894)	$(5,345)

Basic and diluted loss per unit from continuing operations attributable to common unitholders	$(0.02)	$(0.05)
Basic and diluted earnings per unit from discontinued operations attributable to common unitholders	$0.01	$0.01
Basic and diluted loss per unit attributable to common unitholders	$(0.01)	$(0.04)

Weighted-average basic and diluted shares outstanding	132,951	122,266

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Loss from continuing operations	$(2,299)	$(6,384)
Total discontinued operations	405	1,039
Net loss	$(1,894)	$(5,345)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

NET LOSS	$(428)	$(3,258)
Other comprehensive income:
Unrealized loss on interest rate swap	(309)	-
Reclassification of realized losses on interest rate swap	1,531	688
Unrealized (loss) gain on foreign currency translation	(256)	124
OTHER COMPREHENSIVE INCOME	966	812
COMPREHENSIVE INCOME (LOSS)	538	(2,446)
Comprehensive loss attributable to Operating Partnership interest of third parties	17	120
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	10	(738)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	$565	$(3,064)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interest in	Total	Operating Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Issuance of common OP units	100		1,512		1,512		1,512
Issuance of restricted OP units	211		2		2		2
Conversion from units to shares	1,013		14,601		14,601		14,601	(14,601)
Exercise of OP unit options	89		785		785		785
Amortization of restricted OP units			808		808		808
OP unit compensation expense			221		221		221
Adjustment for Operating Partnership interest of third parties			(2,915)		(2,915)		(2,915)	2,915
Net loss			(392)		(392)	(1)	(393)	(35)
Other comprehensive gain (loss):
Unrealized gain on interest rate swap				1,200	1,200		1,200	22
Unrealized loss on foreign currency translation				(243)	(243)	(9)	(252)	(4)
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(14,702)		(14,702)		(14,702)	(251)
Balance at March 31, 2013	133,208	3,100	$1,008,005	$(18,839)	$989,166	$108	$989,274	$36,036

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interest in	Total	Operating Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted OP units	234		2		2		2
Exercise of OP unit options	98		768		768		768
Amortization of restricted OP units			170		170		170
OP unit compensation expense			313		313		313
Adjustment for Operating Partnership interest of third parties			(6,384)		(6,384)		(6,384)	6,384
Net (loss) income			(3,843)		(3,843)	734	(3,109)	(149)
Other comprehensive gain:
Unrealized gain on interest rate swap				663	663		663	25
Unrealized gain on foreign currency translation				116	116	4	120	4
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(9,834)		(9,834)	(1,149)	(10,983)	(374)
Balance at March 31, 2012	122,391	3,100	$948,434	$(12,052)	$936,382	$38,998	$975,380	$55,622

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2013	2012

Operating Activities
Net loss	$(428)	$(3,258)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	30,365	27,486
Gain on disposition of discontinued operations	(228)	-
Equity compensation expense	1,029	483
Accretion of fair market value adjustment of debt	(247)	(61)
Equity in losses of real estate venture	-	251
Changes in other operating accounts:
Other assets	892	(1,235)
Restricted cash	657	102
Accounts payable and accrued expenses	(6,400)	(3,789)
Other liabilities	821	774
Net cash provided by operating activities	$26,461	$20,753

Investing Activities
Acquisitions of storage facilities	$(6,857)	$(49,840)
Additions and improvements to storage facilities	(4,229)	(3,467)
Development costs	(2,655)	-
Cash distributed from real estate venture	-	366
Proceeds from sales of properties, net	10,993	144
Proceeds from notes receivable	5,192	-
Change in restricted cash	(71)	2
Net cash provided by (used in) investing activities	$2,373	$(52,795)

Financing Activities
Proceeds from:
Revolving credit facility	$60,600	$85,100
Principal payments on:
Revolving credit facility	(75,600)	(35,100)
Mortgage loans and notes payable	(1,584)	(7,781)
Proceeds from issuance of common OP units	1,514	-
Exercise of OP unit options	785	768
Distributions paid to common unitholders	(14,917)	(10,182)
Distributions paid to preferred unitholders	(1,502)	(1,218)
Distributions paid to noncontrolling interests in subsidiaries	-	(1,149)
Net cash (used in) provided by financing activities	$(30,704)	$30,438

Change in cash and cash equivalents	(1,870)	(1,604)

Cash and cash equivalents at beginning of period	4,495	9,069
Cash and cash equivalents at end of period	$2,625	$7,465

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$14,359	$8,587
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$1,222	$688
Foreign currency translation adjustment	$(256)	$124
Mortgage loan assumption - acquisition of storage facility	$-	$36,961

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   The Company’s self-storage facilities (collectively, the “Properties”) are located in 21 states throughout the United States and the District of Columbia and are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of March 31, 2013, the Parent Company owned approximately 98.3% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Company’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2012, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standard for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”).  The amendment requires entities to disclose for items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected income statement line item and for AOCI items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2012.

The adoption of this guidance in 2013 did not have a material impact on the Company’s consolidated financial position or results of operations as its impact was limited to disclosure requirements (see note 8).

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2013	2012
	(in thousands)
Land	$458,446	$462,626
Buildings and improvements	1,826,117	1,828,388
Equipment	142,506	143,836
Construction in progress	9,386	8,172
Storage facilities	2,436,455	2,443,022
Less: Accumulated depreciation	(367,336)	(353,315)
Storage facilities, net	$2,069,119	$2,089,707

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2012 through March 31, 2013:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April/ August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/ Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000
Leetsdale Asset	Denver, CO	September 2012	1	10,600
Orlando/ West Palm Beach Assets	Multiple locations in FL	November 2012	2	13,010
Exton/ Cherry Hill Assets	Multiple locations in NJ and PA	December 2012	2	7,800
Carrollton Asset	Carrollton, TX	December 2012	1	4,800
			37	$432,340

2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/ Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962

4.  INVESTMENT ACTIVITY

2013 Acquisitions

During the three months ended March 31, 2013, the Company acquired one facility located in Arizona for a purchase price of approximately $6.9 million.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $0.6 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2013 was approximately $0.1 million.

Development

During the three months ended March 31, 2013, the Company incurred development costs of approximately $2.7 million.  To-date, the Company has incurred approximately $7.4 million in costs.  These costs are capitalized to construction in progress while under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

2012 Acquisitions

During 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six properties with a purchase price of approximately $201.9 million. The six properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2013 was approximately $2.7 million.   In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which includes an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in a partnership that owned nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”), for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the properties.  Following the purchase, the Company wholly owned the nine storage facilities which were unencumbered and had a fair value of $102 million at acquisition.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2013 was approximately $2.1 million.

During 2012, the Company acquired an additional 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.2 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2013 was approximately $3.1 million.  In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which includes an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

5.  UNSECURED SENIOR NOTES

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.

The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the senior notes.

6.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On June 20, 2011, the Company entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Company incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  At the Company’s current Baa3/BBB- level, pricing on the Term Loan Facility ranges from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.

On December 9, 2011, the Company entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “Credit Facility”).

Pricing on the Credit Facility depends on the Company’s unsecured debt credit rating.  At the Company’s current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.48% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of March 31, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, $30 million of unsecured revolving credit facility borrowings were outstanding and $269.8 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  The Company had interest rate swaps as of March 31, 2013, that fix LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, at March 31, 2013, the Company had interest rate swaps that fix LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  As of March 31, 2013, borrowings under the Credit Facility and Term Loan Facility had an effective weighted average interest rate of 3.18%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at March 31, 2013 and no further borrowings may be made under that facility and those term loans.  The Company’s ability to borrow under the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

7.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2013	2012	Interest Rate	Date

	(dollars in thousands)

YSI 7	$2,943	$2,962	6.50%	Jun-13
YSI 8	1,682	1,692	6.50%	Jun-13
YSI 9	1,850	1,862	6.50%	Jun-13
YSI 17	3,809	3,846	6.32%	Jul-13
YSI 27	456	461	5.59%	Nov-13
YSI 30	6,690	6,765	5.59%	Nov-13
USIFB	6,594	7,221	3.56%	Dec-13
YSI 11	2,256	2,276	5.87%	Jan-14
YSI 5	2,975	3,001	5.25%	Jan-14
YSI 28	1,447	1,460	5.59%	Mar-14
YSI 10	3,906	3,928	5.87%	Jan-15
YSI 15	1,771	1,784	6.41%	Jan-15
YSI 52	4,678	4,721	5.63%	Jan-15
YSI 58	8,899	8,974	2.97%	Jan-15
YSI 29	13,007	13,060	3.69%	Aug-15
YSI 20	57,998	58,524	5.97%	Nov-15
YSI 59	9,556	9,603	4.82%	Mar-16
YSI 60	3,711	3,725	5.04%	Aug-16
YSI 51	7,297	7,325	5.15%	Sep-16
YSI 35	4,348	4,373	6.90%	Jul-19	(a)
YSI 33	10,871	10,930	6.42%	Jul-19
YSI 26	9,062	9,102	4.56%	Nov-20
YSI 57	3,181	3,195	4.61%	Nov-20
YSI 55	24,411	24,502	4.85%	Jun-21
YSI 24	28,983	29,141	4.64%	Jun-21
Unamortized fair value adjustment	4,079	4,326

Total mortgage loans and notes payable	$226,460	$228,759

(a)                 This borrowing has a fixed interest rate for the first five-years of the term, and the rate then resets and remains constant over the final five-years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at March 31, 2013 (in thousands):

2013	$27,837
2014	11,633
2015	86,978
2016	21,342
2017	1,915
2018 and thereafter	72,676
Total mortgage payments	222,381
Plus: Unamortized fair value adjustment	4,079
Total mortgage indebtedness	$226,460

The Company currently intends to fund its remaining 2013 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($269.8 million available as of March 31, 2013).

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2013 (dollars in thousands):

	Unrealized loss on interest rate swap		Unrealized loss on foreign currency translation	Total

Beginning balance	$(18,973)		$(823)	$(19,796)
Other comprehensive (loss) gain before reclassifications	(303)		(243)	(546)
Amounts reclassified from accumulated other comprehensive loss	1,503	(a)	-	1,503
Net current-period other comprehensive income (loss)	1,200		(243)	957

Ending balance	$(17,773)		$(1,066)	$(18,839)

(a)         See note 9 for additional information about the effects of the amounts reclassified.

9.  RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2013 and December 31, 2012, respectively (dollars in thousands):

						Fair Value
Hedge		Notional				March 31,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2013	2012

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,757)	$(1,873)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,758)	(1,875)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(878)	(937)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(2,217)	(2,378)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(1,474)	(1,583)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(1,475)	(1,583)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(743)	(799)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(3,238)	(3,433)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(3,269)	(3,470)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(1,634)	(1,734)
		$400,000				$(18,443)	$(19,665)

(a) Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of March 31, 2013 and December 31, 2012, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of $1.5 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2013.

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

Financial assets and liabilities carried at fair value as of March 31, 2013 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$18,443	$-

Total liabilities at fair value	$-	$18,443	$-

Financial assets and liabilities carried at fair value as of December 31, 2012 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$19,665	$-

Total liabilities at fair value	$-	$19,665	$-

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

 ▪               Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2013 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of March 31, 2013, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2013 and December 31, 2012.   The aggregate carrying value of the Company’s debt was $1,006.5 million and $1,023.8 million at March 31, 2013 and December 31, 2012, respectively. The estimated fair value of the Company’s debt was $1,034.6 million and $1,017.3 million at March 31, 2013 and December 31, 2012, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2013 and December 31, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

11.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At March 31, 2013, the Venture had total assets of $11.0 million and total liabilities of $7.2 million, including two mortgage loans totaling $6.6 million secured by storage facilities with a net book value of $10.8 million.  At March 31, 2013, the Venture’s creditors had no recourse to the general credit of the Company.

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

Additionally, with respect to redeemable ownership interests in the Operating Partnership held by third parties for which CubeSmart has a choice to settle the redemption by delivery of its own shares, the Operating Partnership considered the guidance regarding accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own shares, to evaluate whether CubeSmart controls the actions or events necessary to presume share settlement. The guidance also requires that noncontrolling interests classified outside of permanent capital be adjusted each period to the greater of the carrying value based on the accumulation of historical cost or the redemption value.

Approximately 1.7% and 2.4% of the outstanding OP Units as of March 31, 2013 and December 31, 2012, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

The per Unit cash redemption amount would equal the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit. At March 31, 2013 and December 31, 2012, 2,280,730 and 3,293,730 OP units, respectively, were outstanding and the calculated aggregate redemption value of outstanding OP units was based upon CubeSmart’s average closing share prices. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2013 and December 31, 2012, as the estimated redemption value exceeded their carrying value.

The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $2.9 million and $19.5 million at March 31, 2013 and December 31, 2012, respectively.

12.  RELATED PARTY TRANSACTIONS

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of payments incurred under these lease agreements for each of the three months ended March 31, 2013 and 2012, was approximately $0.1 million.

Total future minimum rental payments due in accordance with the related party lease agreements and total future cash receipts due from our subtenants as of March 31, 2013 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2013	$374	$236
2014	499	315
	$873	$551

13.  DISCONTINUED OPERATIONS

For the three months ended March 31, 2013, discontinued operations relates to five properties that the Company sold during 2013.  Each of the sales during 2013 resulted in the recognition of a gain, which in the aggregate totaled $0.2 million. For the three months ended March 31, 2012, discontinued operations relates to five properties that the Company sold during 2013 and 26 properties sold during 2012.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations as of March 31, 2013 (in thousands):

	Three months ended March 31,
	2013	2012

REVENUES
Rental income	$389	$2,790
Other property related income	73	297
Total revenues	462	3,087
OPERATING EXPENSES
Property operating expenses	221	1,342
Depreciation and amortization	57	680
Total operating expenses	278	2,022
OPERATING INCOME	184	1,065
Income from discontinued operations	184	1,065
Gain on disposition of discontinued operations	228	-
Total discontinued operations	$412	$1,065

14.  PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2013 and 2012, the Company acquired one self-storage facility for an aggregate purchase price of approximately $6.9 million (see note 4) and 37 self-storage facilities for an aggregate purchase price of approximately $432.3 million, respectively.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2013 and 2012 as if each had occurred as of January 1, 2012 and 2011, respectively.  The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2013 and 2012 based on the assumptions described above:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per share data)

Pro forma revenue	$78,581	$73,792
Pro forma net loss from continuing operations	$(650)	$(1,833)
Net loss per common share from continuing operations
Basic and diluted - as reported	$(0.02)	$(0.05)
Basic and diluted - as pro forma	$0.00	$(0.01)

The following table summarizes the Company’s revenue and earnings related to the 2013 and 2012 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated income statement for the three months ended March 31, 2013 and 2012:

	Three months ended March 31,
	2013	2012
	(in thousands)
Total revenue	$33	$840
Net loss	(52)	(369)

15.  SUBSEQUENT EVENTS

None

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2012.

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2013 and December 31, 2012, the Company owned 377 and 381 self-storage facilities, respectively, totaling approximately 25.2 million and 25.5 million rentable square feet, respectively.  As of March 31, 2013, the Company owned facilities in the District of Columbia and the following 21 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of March 31, 2013, the Company managed 140 properties for third parties bringing the total number of properties which it owned and/or managed to 517.  As of March 31, 2013, the Company managed facilities in the District of Columbia and the following 25 states: Alabama, Arkansas , California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

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

The United States continues to recover from an economic downturn that resulted in higher unemployment, stagnant employment growth, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of – or slow recovery from – ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to continue its focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.

The Company has one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in New York, Florida, Texas and California provided approximately 18%, 15%, 10% and 10%, respectively, of total revenues for the three months ended March 31, 2013.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to an understanding of the unaudited consolidated financial statements included in this report.  Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report.  A summary of significant accounting policies is also provided in the aforementioned notes to our consolidated financial statements (See note 2 to the unaudited consolidated financial statements).  These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty.  Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2013 and 2012.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standard for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”).  The amendment requires entities to disclose for items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected net income line item and for AOCI items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of this guidance in 2013 did not have a material impact on the Company’s consolidated financial position or results of operations as its impact was limited to disclosure requirements.

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

We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At March 31, 2013, there were 328 same-store properties and 49 non same-store properties, of which 38 were 2012 and 2013 acquisitions and 11 were properties that were not stabilized, had been damaged by natural disaster or had undergone significant renovation.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At March 31, 2013 and 2012, the Company owned 377 and 376 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2012 through March 31, 2013:

	2013	2012

Balance - January 1	381	370
Facilities acquired	1	6
Facilities sold	(5)	-
Balance - March 31	377	376
Facilities acquired		2
Facilities sold		(8)
Balance - June 30		370
Facilities acquired		24
Facilities sold		(7)
Balance - September 30		387
Facilities acquired		5
Facilities sold		(11)
Balance - December 31		381

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change
REVENUES
Rental income	$56,654	$53,764	$2,890	5.4%	$12,964	$3,553	$-	$-	$69,618	$57,317	$12,301	21.5%
Other property related income	5,908	4,819	1,089	22.6%	1,211	447	575	509	7,694	5,775	1,919	33.2%
Property management fee income	-	-	-	-	-	-	1,145	1,020	1,145	1,020	125	12.3%
Total revenues	62,562	58,583	3,979	6.8%	14,175	4,000	1,720	1,529	78,457	64,112	14,345	22.4%

OPERATING EXPENSES
Property operating expenses	22,156	21,014	1,142	5.4%	4,899	1,605	3,766	3,324	30,821	25,943	4,878	18.8%
NET OPERATING INCOME	$40,406	$37,569	$2,837	7.6%	$9,276	$2,395	$(2,046)	$(1,795)	$47,636	$38,169	$9,467	24.8%

Property count	328	328			49	17			377	345
Total square footage	21,791	21,791			3,425	1,082			25,216	22,873
Period End Occupancy (1)	85.7%	79.3%			83.7%	71.0%			85.4%	78.9%
Period Average Occupancy (2)	85.2%	79.0%
Realized annual rent per occupied square foot (3)	$12.20	$12.49

Depreciation and amortization									29,832	25,083	4,749	18.9%
General and administrative									7,613	6,444	1,169	18.1%
Subtotal									37,445	31,527	5,918	18.8%
OPERATING INCOME									10,191	6,642	3,549	53.4%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(10,367)	(9,321)	(1,046)	-11.2%
Loan procurement amortization expense									(476)	(771)	295	38.3%
Acquisition related costs									(115)	(551)	436	79.1%
Equity in losses of real estate ventures									-	(251)	251	100.0%
Other									(73)	(71)	(2)	-2.8%
Total other expense									(11,031)	(10,965)	(66)	-0.6%

LOSS FROM CONTINUING OPERATIONS									(840)	(4,323)	3,483	80.6%

DISCONTINUED OPERATIONS
Income from discontinued operations									184	1,065	(881)	-82.7%
Gain on disposition of discontinued operations									228	-	228	100.0%
Total discontinued operations									412	1,065	(653)	-61.3%
NET LOSS									(428)	(3,258)	2,830	86.9%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									35	149	114	76.5%
Noncontrolling interests in subsidiaries									1	(734)	(735)	-100.1%

NET LOSS ATTRIBUTABLE TO THE COMPANY									(392)	(3,843)	3,451	89.8%

(1)	Represents occupancy at March 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)

Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period. Square footage for non same-store assets acquired during 2013 are prorated based on the portion of the period the properties were owned.

Revenues

Rental income increased from $57.3 million during the three months ended March 31, 2012 to $69.6 million during the three months ended March 31, 2013, an increase of $12.3 million, or 22%. This increase is primarily attributable to $9.4 million of additional income from the properties acquired in 2012 and 2013 and increases in average occupancy on the same-store portfolio which contributed $2.9 million to the increase in rental income during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Other property related income increased from $5.8 million during the three months ended March 31, 2012 to $7.7 million during the three months ended March 31, 2013, an increase of $1.9 million, or 33%.  This increase is primarily attributable to $0.8 million of additional income from the 2012 acquisitions and increased tenant insurance commissions of $1.1 million during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Operating Expenses

Property operating expenses increased from $25.9 million during the three months ended March 31, 2012 to $30.8 million during the three months ended March 31, 2013, an increase of $4.9 million, or 19%.  This increase is primarily attributable to $3.3 million of increased expenses associated with newly acquired properties as well as increased expenses on the same store portfolio.  The increases in same store expenses were associated with snow removal and utilities due to a comparably colder winter in 2013 than in the prior year and increases in real estate tax assessments.

Depreciation and amortization increased from $25.1 million in the three months ended March 31, 2012 to $29.8 million in the three months ended March 31, 2013, an increase of $4.7 million, or 19%.  This increase is primarily attributable to depreciation and amortization expense related to the 2012 acquisitions.

Other Income (Expenses)

Interest expense increased from $9.3 million during the three months ended March 31, 2012 to $10.4 million during the three months ended March 31, 2013, an increase of $1.1 million, or 11%.  The increase is attributable to a higher amount of outstanding debt in the 2013.  To fund a portion of the Company’s growth, the average debt balance during the three months ended March 31, 2013 increased approximately $235 million from the same period in 2012 from $790 million to $1,025 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.43% for the three months ended March 31, 2012 to 4.14% for the three months ended March 31, 2013.

Loan procurement amortization expense decreased from $0.8 million during 2012 to $0.5 million during 2013.  This decrease primarily relates to charges incurred during the three months ended March 31, 2012 associated with early repayment of debt.

Acquisition related costs decreased from $0.6 million during the three months ended March 31, 2012 to $0.1 million during the three months ended March 31, 2013.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.  The decrease was the result of the acquisition of one self-storage facility in the 2013 period compared to six facilities during the 2012 period.

Equity in losses of real estate ventures was $0.3 million for the three months ended March 31, 2012 with no comparable amount during the 2013 period.  This expense is related to earnings attributable to HSREV, a partnership in which the Company purchased the remaining 50% ownership interest during September 2012.

Cash Flows

Comparison of the three months ended March 31, 2013 to the three months ended March 31, 2012

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2013 and 2012 is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012	Change

Net cash flow provided by (used in):
Operating activities	$26,461	$20,753	$5,708
Investing activities	$2,373	$(52,795)	$55,168
Financing activities	$(30,704)	$30,438	$(61,142)

Cash flows provided by operating activities for the quarters ended March 31, 2013 and 2012 were $26.5 million and $20.8 million, respectively, an increase of $5.7 million.  Our principal source of cash flow is from the operation of our properties.  Our increased cash flow from operating activities is primarily attributable to our 2012 acquisitions, the majority of which were completed subsequent to the three months ended March 31, 2012.  These acquisitions contributed to the increase in operating cash flows for the three months ended March 31, 2013 when compared to the same period in 2012.

For the three months ended March 31, 2013 cash flows provided by investing activities were $2.4 million and for the three months ended March 31, 2012 cash flows used in investing activities were $52.8 million, a change of $55.2 million. The change was driven by lower acquisition activity compared to the three months ended March 31, 2012 as we acquired only one property in 2013 for an aggregate purchase price of $6.9 million compared to six properties for an aggregate purchase price of $49.8 million in the same period in 2012.  In addition, the Company sold five properties during the three months ended March 31, 2013, compared to no properties sold during the three months ended March 31, 2012, providing approximately $11.0 million of cash proceeds.

For the three months ended March 31, 2013 cash flows used in financing activities were $30.7 million and for the three months ended March 31, 2012 cash flows provided by financing activities were $30.4 million, a change of $61.1 million. This change relates to a reduction in revolving credit facility borrowings during the three months ended March 31, 2013 compared to the same period in 2012 as the Company raised debt levels to fund acquisitions during the three months ended March 31, 2012.   The change also relates to an increase in distributions paid of $3.9 million, which was partially offset by proceeds from issuance of common shares of $1.5 million.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, costs to develop facilities and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect remaining recurring capital expenditures in the 2013 fiscal year to be approximately $5 million to $9 million.  In addition, we expect costs associated with development activities in the 2013 fiscal year to be approximately $12 million to $15 million.  Our currently scheduled principal payments on debt (including debt maturities) are approximately $27.8 million for the remainder of 2013.

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

As of March 31, 2013, we had approximately $2.6 million in available cash and cash equivalents.  In addition, we had approximately $269.8 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes and Bank Credit Facilities

On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “senior notes”) which bear interest at a rate of 4.80%.  The indenture under which the unsecured senior notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the senior notes.

On June 20, 2011, we entered into an unsecured Term Loan Agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity and a $100 million term loan with a seven-year maturity.  The Company incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Initially, pricing on the Term Loan Facility ranged, depending on the Company’s leverage levels, from 1.90% to 2.75% over LIBOR for the five-year loan, and from 2.05% to 2.85% over LIBOR for the seven-year loan, and each loan has no LIBOR floor.  During 2011, the Company received two investment grade ratings, and therefore pricing on the Term Loan Facility now ranges from 1.45% to 2.10% over LIBOR for the five-year loan, and from 1.60% to 2.25% over LIBOR for the seven-year loan.

On December 9, 2011, the Company entered into a new credit facility comprised of a $100 million unsecured term loan maturing in December 2014; a $200 million unsecured term loan maturing in March 2017; and a $300 million unsecured revolving facility maturing in December 2015 (the “Credit Facility”).

Pricing on the Credit Facility depends on the Company’s unsecured debt credit rating. At the Company’s current Baa3/BBB- level, amounts drawn under the revolving facility are priced at 1.48% over LIBOR, with no LIBOR floor. Amounts drawn under the term loan portion of the Credit Facility are priced at 1.75% over LIBOR, with no LIBOR floor.

As of March 31, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, $30 million of unsecured revolving credit facility borrowings were outstanding and $269.8 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  The Company had interest rate swaps as of March 31, 2013, that fixed LIBOR on $200 million of borrowings under the Credit Facility maturing in March 2017 at 1.34%.  In addition, as of March 31, 2013, we had interest rate swaps that fixed LIBOR on both the five and seven-year term loans under the Term Loan Facility through their respective maturity dates.  The interest rate swap agreements fix thirty-day LIBOR over the terms of the five and seven-year term loans at 1.80% and 2.47%, respectively.  As of March 31, 2013, borrowings under the Credit Facility and Term Loan Facility had a weighted average interest rate of 3.18%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at March 31, 2013 and no further borrowings may be made under that facility and those term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

At The Market Program

Pursuant to our sales agreement with Cantor Fitzgerald & Co. (the “Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Sales Agreement”), we may sell up to 20 million common shares at “at the market” prices. During the quarter ended March 31, 2013, we sold 0.1 million common shares with an average sales price of $15.30 per share, resulting in gross proceeds of $1.5 million under the program ($165.3 million of gross proceeds and 16.2 million shares sold with an average sales price of $10.19 since program inception in 2009). The Company incurred $0.02 million of offering costs in conjunction with the 2013 sales. The proceeds from the sales conducted during the quarter ended March 31, 2013 were used to fund general working purposes.  As of March 31, 2013, 3.8 million common shares remain available for issuance under the Sales Agreement.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, acquisition related costs, equity in losses of real estate venture, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gain on disposition of discontinued operations, other income, gain from remeasurement of investment in real estate venture and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

•          It is widely used in the real estate industry and the self-storage industry to measure the performance and value of real estate assets without regard to various items included in net income that do not relate to or are not indicative of operating performance, such as depreciation and amortization expense, which can vary depending upon accounting methods and the book value of assets; and

•          It enables our investors to meaningfully compare the results of our operating performance from period to period by removing the impact of our capital structure (primarily interest expense on our outstanding indebtedness) and depreciation of our basis in our assets from our operating results.

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

Management uses FFO as a key performance indicator in evaluating the operations of the Company’s facilities. Given the nature of its business as a real estate owner and operator, the Company considers FFO to be a key measure of its operating performance that is not specifically defined by accounting principles generally accepted in the United States. The Company believes that FFO is useful to management and investors as a starting point in measuring its operational performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance - such as gains (or losses) from sales of property, gains on remeasurement of investment in real estate ventures, impairments of depreciable assets, and depreciation - and which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

The following table presents a reconciliation of net income to FFO for the three months ended March 31, 2013 and 2012 (in thousands):

	Three months ended March 31,
	2013	2012

Net loss attributable to common shareholders	$(1,894)	$(5,345)

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	29,462	24,733
Real property - discontinued operations	57	670
Company’s share of unconsolidated real estate ventures	-	514
Noncontrolling interest’s share of consolidated real estate ventures	-	(434)
Gains on sale of real estate	(228)	-
Noncontrolling interests in the Operating Partnership	(35)	(149)

FFO	$27,362	$19,989

Add (deduct):
Acquisition related costs	115	551

FFO, as adjusted	$27,477	$20,540

Weighted-average diluted shares and units outstanding	137,738	128,470

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

Effect of Changes in Interest Rates on our Outstanding Debt

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively fix the interest rate on a portion of our variable rate debt.  The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Market values are the present value of projected future cash flows based on the market rates chosen.

As of March 31, 2013 our consolidated debt consisted of $871.6 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  As of March 31, 2013, there was $134.9 million of outstanding mortgages and credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.3 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.3 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $42.3 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $46.1 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended March 31, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1- January 31	40,317	$14.59	N/A	3,000,000
February 1- February 29	-	-	N/A	3,000,000
March 1- March 31	-	-	N/A	3,000,000

Total	40,317	$14.59	N/A	3,000,000

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

ITEM 5.  OTHER INFORMATION

On May 3, 2013 our Board provided Invesco Advisers, Inc., on behalf of itself and specified affiliates (collectively, the “Invesco Group”), a waiver from the 5.0% share ownership limit in our Declaration of Trust. The waiver permits members of the Invesco Group to hold up to 15.0% of the Company’s common shares. We have attached as an exhibit to this Form 10-Q a copy of the waiver, which includes representations, warranties and agreements of the Invesco Group.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description

10.1	Waiver of Ownership Limitation. (filed herewith)

12.1	Statement regarding Computation of Ratios of CubeSmart. (filed herewith)

12.2	Statement regarding Computation of Ratios of CubeSmart L.P. (filed herewith)

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

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: May 6, 2013	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: May 6, 2013	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: May 6, 2013	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

10.1	Waiver of Ownership Limitation. (filed herewith)

12.1	Statement regarding Computation of Ratios of CubeSmart. (filed herewith)

12.2	Statement regarding Computation of Ratios of CubeSmart L.P. (filed herewith)

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

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)