Form 10-Q
period 2013-06-30
CubeSmart; CubeSmart, L.P.
filed 2013-08-09
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

_______________________________________

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ________________to ________________.

Commission file number:
001-32324 (CubeSmart)
000-54662 (CubeSmart, L.P.)

____________________

CUBESMART

CUBESMART, L.P.

(Exact Name of Registrant as Specified in its Charter)

____________________

Maryland (CubeSmart) Delaware (CubeSmart, L.P.)	20-1024732 34-1837021
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

460 East Swedesford Road Suite 3000
Wayne, Pennsylvania	19087
(Address of Principal Executive Offices)	(Zip Code)

(610) 293-5700

(Registrant’s Telephone Number, Including Area Code)

____________________

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

CubeSmart:

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 7, 2013
Common shares, $0.01 par value per share, of CubeSmart	135,120,940

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2013 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2013, owned a 98.3% interest in the Operating Partnership. The remaining 1.7% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Storage facilities	$2,536,592	$2,443,022
Less: Accumulated depreciation	(386,924)	(353,315)
Storage facilities, net	2,149,668	2,089,707
Cash and cash equivalents	4,021	4,495
Restricted cash	4,540	6,070
Loan procurement costs, net of amortization	9,421	8,253
Other assets, net	30,072	41,794
Total assets	$2,197,722	$2,150,319

LIABILITIES AND EQUITY
Unsecured senior notes	$250,000	$250,000
Revolving credit facility	110,000	45,000
Unsecured term loans	500,000	500,000
Mortgage loans and notes payable	214,453	228,759
Accounts payable, accrued expenses and other liabilities	54,241	60,708
Distributions payable	16,550	16,419
Deferred revenue	12,682	11,090
Security deposits	427	444
Total liabilities	1,158,353	1,112,420

Noncontrolling interests in the Operating Partnership	36,446	47,990

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 134,430,071 and 131,794,547 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	1,344	1,318
Additional paid in capital	1,457,271	1,418,463
Accumulated other comprehensive loss	(11,794)	(19,796)
Accumulated deficit	(444,044)	(410,225)
Total CubeSmart shareholders’ equity	1,002,808	989,791
Noncontrolling interest in subsidiaries	115	118
Total equity	1,002,923	989,909
Total liabilities and equity	$2,197,722	$2,150,319

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES
Rental income	$72,231	$59,424	$141,849	$116,741
Other property related income	8,854	6,741	16,548	12,517
Property management fee income	1,217	1,103	2,362	2,123
Total revenues	82,302	67,268	160,759	131,381
OPERATING EXPENSES
Property operating expenses	29,955	26,707	60,776	52,650
Depreciation and amortization	29,241	27,077	59,073	52,160
General and administrative	7,515	6,278	15,128	12,722
Total operating expenses	66,711	60,062	134,977	117,532
OPERATING INCOME	15,591	7,206	25,782	13,849
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(10,683)	(9,280)	(21,050)	(18,570)
Loan procurement amortization expense	(497)	(1,114)	(973)	(1,917)
Acquisition related costs	(1,648)	(313)	(1,763)	(863)
Equity in losses of real estate ventures	-	(210)	-	(461)
Other	(187)	(107)	(260)	(178)
Total other expense	(13,015)	(11,024)	(24,046)	(21,989)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,576	(3,818)	1,736	(8,140)

DISCONTINUED OPERATIONS
(Loss) Income from discontinued operations	(8)	967	176	2,031
Gain on disposition of discontinued operations	-	6,206	228	6,206
Total discontinued operations	(8)	7,173	404	8,237
NET INCOME	2,568	3,355	2,140	97
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(18)	(38)	17	111
Noncontrolling interest in subsidiaries	-	(774)	1	(1,508)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	2,550	2,543	2,158	(1,300)
Distribution to Preferred Shares	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S
COMMON SHAREHOLDERS	$1,048	$1,041	$(846)	$(4,304)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.01	$(0.05)	$(0.01)	$(0.10)
Basic earnings per share from discontinued operations attributable to common shareholders	$-	$0.06	$-	$0.06
Basic earnings (loss) per share attributable to common shareholders	$0.01	$0.01	$(0.01)	$(0.04)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.01	$(0.05)	$(0.01)	$(0.10)
Diluted earnings per share from discontinued operations attributable to common shareholders	$-	$0.06	$-	$0.06
Diluted earnings (loss) per share attributable to common shareholders	$0.01	$0.01	$(0.01)	$(0.04)

Weighted-average basic shares outstanding	133,677	122,599	133,316	122,433
Weighted-average diluted shares outstanding	136,329	122,599	133,316	122,433

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$1,056	$(5,960)	$(1,243)	$(12,343)
Total discontinued operations	(8)	7,001	397	8,039
Net income (loss)	$1,048	$1,041	$(846)	$(4,304)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME	$2,568	$3,355	$2,140	$97
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	5,595	(8,303)	5,286	(9,099)
Reclassification of realized losses on interest rate swap	1,554	1,512	3,085	2,996
Unrealized gain (loss) on foreign currency translation	25	(105)	(231)	19
OTHER COMPREHENSIVE INCOME (LOSS)	7,174	(6,896)	8,140	(6,084)
COMPREHENSIVE INCOME (LOSS)	9,742	(3,541)	10,280	(5,987)
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(140)	197	(123)	317
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(7)	(771)	3	(1,509)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
THE COMPANY	$9,595	$(4,115)	$10,160	$(7,179)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Issuance of common shares	1,225	12			20,374			20,386		20,386
Issuance of restricted shares	215	2						2		2
Conversion from units to shares	1,013	10			14,591			14,601		14,601	(14,601)
Exercise of stock options	182	2			1,276			1,278		1,278
Amortization of restricted shares					2,131			2,131		2,131
Share compensation expense					436			436		436
Adjustment for noncontrolling interest in the Operating Partnership							(3,436)	(3,436)		(3,436)	3,436
Net income (loss)							2,158	2,158	(1)	2,157	(17)
Other comprehensive gain (loss):
Unrealized gain on interest rate swap						8,227		8,227		8,227	144
Unrealized loss on foreign currency translation						(225)		(225)	(2)	(227)	(4)
Preferred distributions							(3,004)	(3,004)		(3,004)
Common distributions							(29,537)	(29,537)		(29,537)	(502)
Balance at June 30, 2013	134,430	$1,344	3,100	$31	$1,457,271	$(11,794)	$(444,044)	$1,002,808	$115	$1,002,923	$36,446

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interest in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted shares	238	2						2		2
Conversion from units to shares	265	3			3,310			3,313		3,313	(3,313)
Exercise of stock options	123	1			971			972		972
Amortization of restricted shares					1,032			1,032		1,032
Share compensation expense					606			606		606
Adjustment for noncontrolling interest in the Operating Partnership							(6,072)	(6,072)		(6,072)	6,072
Net (loss) income							(1,300)	(1,300)	1,508	208	(111)
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap						(5,897)		(5,897)		(5,897)	(206)
Unrealized gain on foreign currency translation						18		18	1	19
Preferred distributions							(3,004)	(3,004)		(3,004)
Common distributions							(19,693)	(19,693)	(2,309)	(22,002)	(724)
Balance at June 30, 2012	122,685	$1,227	3,100	$31	$1,315,424	$(18,710)	$(372,082)	$925,890	$38,609	$964,499	$51,450

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Operating Activities
Net income	$2,140	$97
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,103	55,297
Gain on disposition of discontinued operations	(228)	(6,206)
Equity compensation expense	2,567	1,638
Accretion of fair market value adjustment of debt	(488)	(242)
Equity in loss of real estate venture	-	461
Changes in other operating accounts:
Other assets	(2,133)	(127)
Restricted cash	1,062	3,294
Accounts payable and accrued expenses	1,099	(2,418)
Other liabilities	1,189	801
Net cash provided by operating activities	$65,311	$52,595

Investing Activities
Acquisitions of storage facilities	$(93,743)	$(86,778)
Additions and improvements to storage facilities	(9,399)	(9,187)
Development costs	(17,557)	-
Cash distributions from real estate venture	-	633
Proceeds from sales of properties, net	10,993	22,662
Proceeds from notes receivable	5,192	-
Change in restricted cash	468	1,789
Net cash used in investing activities	$(104,046)	$(70,881)

Financing Activities
Proceeds from:
Unsecured senior notes, net of discounts	$-	$249,638
Revolving credit facility	229,200	246,300
Unsecured term loans	-	100,000
Principal payments on:
Revolving credit facility	(164,200)	(246,300)
Mortgage loans and notes payable	(13,352)	(175,963)
Loan procurement costs	(2,141)	(2,019)
Settlement of hedge transaction	-	(195)
Proceeds from issuance of common shares, net	20,388	-
Exercise of stock options	1,278	972
Distributions paid to common shareholders	(29,258)	(19,643)
Distributions paid to preferred shareholders	(3,004)	(2,720)
Distributions paid to noncontrolling interests in Operating Partnership	(650)	(749)
Distributions paid to noncontrolling interests in subsidiaries	-	(2,308)
Net cash provided by financing activities	$38,261	$147,013

Change in cash and cash equivalents	(474)	128,727

Cash and cash equivalents at beginning of period	4,495	9,069
Cash and cash equivalents at end of period	$4,021	$137,796

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$22,522	$18,030
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$8,371	$(5,908)
Foreign currency translation adjustment	$(231)	$19
Mortgage loan assumption - acquisition of storage facility	$-	$62,467

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2013	2012

ASSETS
Storage facilities	$2,536,592	$2,443,022
Less: Accumulated depreciation	(386,924)	(353,315)
Storage facilities, net	2,149,668	2,089,707
Cash and cash equivalents	4,021	4,495
Restricted cash	4,540	6,070
Loan procurement costs, net of amortization	9,421	8,253
Other assets, net	30,072	41,794
Total assets	$2,197,722	$2,150,319

LIABILITIES AND CAPITAL
Unsecured senior notes	$250,000	$250,000
Revolving credit facility	110,000	45,000
Unsecured term loan	500,000	500,000
Mortgage loans and notes payable	214,453	228,759
Accounts payable, accrued expenses and other liabilities	54,241	60,708
Distributions payable	16,550	16,419
Deferred revenue	12,682	11,090
Security deposits	427	444
Total liabilities	1,158,353	1,112,420

Limited Partnership interest of third parties	36,446	47,990

Commitments and contingencies

Capital
Operating Partner	1,014,602	1,009,587
Accumulated other comprehensive loss	(11,794)	(19,796)
Total CubeSmart L.P. capital	1,002,808	989,791
Noncontrolling interests in subsidiaries	115	118
Total capital	1,002,923	989,909
Total liabilities and capital	$2,197,722	$2,150,319

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

REVENUES
Rental income	$72,231	$59,424	$141,849	$116,741
Other property related income	8,854	6,741	16,548	12,517
Property management fee income	1,217	1,103	2,362	2,123
Total revenues	82,302	67,268	160,759	131,381
OPERATING EXPENSES
Property operating expenses	29,955	26,707	60,776	52,650
Depreciation and amortization	29,241	27,077	59,073	52,160
General and administrative	7,515	6,278	15,128	12,722
Total operating expenses	66,711	60,062	134,977	117,532
OPERATING INCOME	15,591	7,206	25,782	13,849
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(10,683)	(9,280)	(21,050)	(18,570)
Loan procurement amortization expense	(497)	(1,114)	(973)	(1,917)
Acquisition related costs	(1,648)	(313)	(1,763)	(863)
Equity in losses of real estate ventures	-	(210)	-	(461)
Other	(187)	(107)	(260)	(178)
Total other expense	(13,015)	(11,024)	(24,046)	(21,989)

INCOME (LOSS) FROM CONTINUING OPERATIONS	2,576	(3,818)	1,736	(8,140)

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations	(8)	967	176	2,031
Gain of disposition of discontinued operations	-	6,206	228	6,206
Total discontinued operations	(8)	7,173	404	8,237
NET INCOME	2,568	3,355	2,140	97
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	-	(774)	1	(1,508)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	2,568	2,581	2,141	(1,411)
Limited Partnership interest of third parties	(18)	(38)	17	111
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	2,550	2,543	2,158	(1,300)
Distribution to Preferred Units	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$1,048	$1,041	$(846)	$(4,304)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.01	$(0.05)	$(0.01)	$(0.10)
Basic earnings per unit from discontinued operations attributable to common unitholders	$-	$0.06	$-	$0.06
Basic earnings (loss) per unit attributable to common unitholders	$0.01	$0.01	$(0.01)	$(0.04)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.01	$(0.05)	$(0.01)	$(0.10)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$-	$0.06	$-	$0.06
Diluted earnings (loss) per unit attributable to common unitholders	$0.01	$0.01	$(0.01)	$(0.04)

Weighted-average basic units outstanding	133,677	122,599	133,316	122,433
Weighted-average diluted units outstanding	136,329	122,599	133,316	122,433

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Income (loss) from continuing operations	$1,056	$(5,960)	$(1,243)	$(12,343)
Total discontinued operations	(8)	7,001	397	8,039
Net income (loss)	$1,048	$1,041	$(846)	$(4,304)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

NET INCOME	$2,568	$3,355	$2,140	$97
Other comprehensive income (loss):
Unrealized gain (loss) on interest rate swap	5,595	(8,303)	5,286	(9,099)
Reclassification of realized losses on interest rate swap	1,554	1,512	3,085	2,996
Unrealized gain (loss) on foreign currency translation	25	(105)	(231)	19
OTHER COMPREHENSIVE INCOME (LOSS)	7,174	(6,896)	8,140	(6,084)
COMPREHENSIVE INCOME (LOSS)	9,742	(3,541)	10,280	(5,987)
Comprehensive (income) loss attributable to Limited Partnership interest of third parties	(140)	197	(123)	317
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(7)	(771)	3	(1,509)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
OPERATING PARTNER	$9,595	$(4,115)	$10,160	$(7,179)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interest in	Total	Limited Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Issuance of common OP units	1,225		20,386		20,386		20,386
Issuance of restricted OP units	215		2		2		2
Conversion from OP units to shares	1,013		14,601		14,601		14,601	(14,601)
Exercise of OP unit options	182		1,278		1,278		1,278
Amortization of restricted OP units			2,131		2,131		2,131
OP unit compensation expense			436		436		436
Adjustment for Limited Partnership interest of third parties			(3,436)		(3,436)		(3,436)	3,436
Net income (loss)			2,158		2,158	(1)	2,157	(17)
Other comprehensive gain (loss):
Unrealized gain on interest rate swap				8,227	8,227		8,227	144
Unrealized loss on foreign currency translation				(225)	(225)	(2)	(227)	(4)
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(29,537)		(29,537)		(29,537)	(502)
Balance at June 30, 2013	134,430	3,100	$1,014,602	$(11,794)	$1,002,808	$115	$1,002,923	$36,446

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interest in	Total	Limited Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of restricted OP units	238		2		2		2
Conversion from OP units to shares	265		3,313		3,313		3,313	(3,313)
Exercise of OP unit options	123		972		972		972
Amortization of restricted OP units			1,032		1,032		1,032
OP unit compensation expense			606		606		606
Adjustment for Limited Partnership interest of third parties			(6,072)		(6,072)		(6,072)	6,072
Net (loss) income			(1,300)		(1,300)	1,508	208	(111)
Other comprehensive (loss) gain:
Unrealized loss on interest rate swap				(5,897)	(5,897)		(5,897)	(206)
Unrealized gain on foreign currency translation				18	18	1	19
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(19,693)		(19,693)	(2,309)	(22,002)	(724)
Balance at June 30, 2012	122,685	3,100	$944,600	$(18,710)	$925,890	$38,609	$964,499	$51,450

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2013	2012

Operating Activities
Net income	$2,140	$97
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	60,103	55,297
Gain on disposition of discontinued operations	(228)	(6,206)
Equity compensation expense	2,567	1,638
Accretion of fair market value adjustment of debt	(488)	(242)
Equity in loss of real estate venture	-	461
Changes in other operating accounts:
Other assets	(2,133)	(127)
Restricted cash	1,062	3,294
Accounts payable and accrued expenses	1,099	(2,418)
Other liabilities	1,189	801
Net cash provided by operating activities	$65,311	$52,595

Investing Activities
Acquisitions of storage facilities	$(93,743)	$(86,778)
Additions and improvements to storage facilities	(9,399)	(9,187)
Development costs	(17,557)	-
Cash distributed from real estate venture	-	633
Proceeds from sales of properties, net	10,993	22,662
Proceeds from notes receivable	5,192	-
Change in restricted cash	468	1,789
Net cash used in investing activities	$(104,046)	$(70,881)

Financing Activities
Proceeds from:
Unsecured senior notes, net of discounts	$-	$249,638
Revolving credit facility	229,200	246,300
Unsecured term loans	-	100,000
Principal payments on:
Revolving credit facility	(164,200)	(246,300)
Unsecured term loans	-	-
Mortgage loans and notes payable	(13,352)	(175,963)
Loan procurement costs	(2,141)	(2,019)
Settlement of hedge transaction	-	(195)
Proceeds from issuance of common OP units	20,388	-
Exercise of OP unit options	1,278	972
Distributions paid to common unitholders	(29,908)	(20,392)
Distributions paid to preferred unitholders	(3,004)	(2,720)
Distributions paid to noncontrolling interests in subsidiaries	0	(2,308)
Net cash provided by financing activities	$38,261	$147,013

Change in cash and cash equivalents	(474)	128,727

Cash and cash equivalents at beginning of period	4,495	9,069
Cash and cash equivalents at end of period	$4,021	$137,796

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$22,522	$18,030
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$8,371	$(5,908)
Foreign currency translation adjustment	$(231)	$19
Mortgage loan assumption - acquisition of storage facility	$-	$62,467

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

As of June 30, 2013, the Parent Company owned approximately 98.3% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”) in the United States.  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2012, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Immaterial Correction to Prior Period Financial Statements

In the second quarter of 2013, we revised our 2012 disclosure in the consolidated statement of cash flows to reflect a decrease in both net cash provided by operating activities and net cash used in investing activities of $6.0 million. This adjustment was made after completing an analysis that determined cash paid for acquisitions of storage facilities did not properly reflect the use of earnest money deposits, paid to Storage Deluxe in 2011, when certain facilities within the portfolio were acquired in 2012. After evaluating the quantitative and qualitative effects of this error, we have concluded that the impact on the Company’s prior interim period consolidated statements of cash flows was not material.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2013	2012
	(in thousands)
Land	$470,598	$462,626
Buildings and improvements	1,888,942	1,828,388
Equipment	151,836	143,836
Construction in progress	25,216	8,172
Storage facilities	2,536,592	2,443,022
Less: Accumulated depreciation	(386,924)	(353,315)
Storage facilities, net	$2,149,668	$2,089,707

The following table summarizes the Company’s acquisition and disposition activity from January 1, 2012 through June 30, 2013:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900
Evanston Asset	Evanston, IL	May 2013	1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013	1	7,150
Miramar Asset	Miramar, FL	June 2013	1	9,000
Stoneham Asset	Stoneham, MA	June 2013	1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013	5	52,400
			10	$94,350

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April/ August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/ Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000
Leetsdale Asset	Denver, CO	September 2012	1	10,600
Orlando/ West Palm Beach Assets	Multiple locations in FL	November 2012	2	13,010
Exton/ Cherry Hill Assets	Multiple locations in NJ and PA	December 2012	2	7,800
Carrollton Asset	Carrollton, TX	December 2012	1	4,800
			37	$432,340

2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/ Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962

4.  INVESTMENT ACTIVITY

2013 Acquisitions

During the six months ended June 30, 2013, the Company acquired ten facilities located throughout the United States for an aggregate purchase price of approximately $94.4 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $6.9 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the six months ended June 30, 2013 was approximately $0.7 million.

Development

During 2012, the Company commenced construction of 5 Old Lancaster Road located in Malvern, PA, a suburb of Philadelphia.  Upon completion, the mixed-use facility will be comprised of rentable storage space and office space for the Company’s corporate headquarters.  Construction is expected to be completed during the fourth quarter of 2013.  At June 30, 2013 and December 31, 2012, development costs for this project totaled $11.6 million and $4.7 million, respectively.  These costs are capitalized to construction in progress while the project is under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the second quarter of 2013, the Company entered into contracts for the construction of a storage facility located in Bronx, NY.  Construction is expected to be completed during the first quarter of 2014.  At June 30, 2013, development costs for this project totaled $11.8 million.  These costs are capitalized to construction in progress while the project is under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

2012 Acquisitions

During 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six properties with a purchase price of approximately $201.9 million. The six properties purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the six months ended June 30, 2013 was approximately $4.1 million.   In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which includes an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in a partnership that owned nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”), for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the properties.  Following the purchase, the Company wholly owned the nine storage facilities which were unencumbered and had a fair value of $102 million at acquisition.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the six months ended June 30, 2013 was approximately $4.2 million.

During 2012, the Company acquired an additional 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.2 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the six months ended June 30, 2013 was approximately $6.1 million.  In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which includes an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

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

6.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity (“Term Loan A”) and a $100 million term loan with a seven-year maturity (“Term Loan B”).  The Company incurred costs of $2.1 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.

On December 9, 2011, the Company entered into a credit facility (the “Credit Facility”) comprised of a $100 million unsecured term loan maturing in December 2014 (“Term Loan C”); a $200 million unsecured term loan maturing in March 2017 (“Term Loan D”); and a $300 million unsecured revolving facility maturing in December 2015 (“Revolver”).  The Company incurred costs of $3.4 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.

On June 18, 2013, the Company amended both the Term Loan Facility and Credit Facility.  With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment. Pricing on the Term Loan Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa3/BBB- level, amounts drawn under Term Loan A are priced at 1.50% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 2.00% over LIBOR, with no LIBOR floor.

		Term Loan Facility Prior to Amendment		Term Loan Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Term Loan A	$100 million	June 2016	1.85%	June 2018	1.50%
Term Loan B	$100 million	June 2018	2.00%	June 2018	2.00%

With respect to the Credit Facility, among other things, the amendment extended the maturities of the Revolver and Term Loan D and decreased the pricing of the Revolver, Term Loan C and Term Loan D.  Pricing on the Credit Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa3/BBB- level, amounts drawn under the Revolver are priced at 1.60% over LIBOR, inclusive of a facility fee of 0.30%, with no LIBOR floor, while amounts drawn under Term Loan C and Term Loan D are priced at 1.50% over LIBOR, with no LIBOR floor.

		Credit Facility Prior to Amendment		Credit Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Revolver	$300 million	December 2015	1.80%	June 2017	1.60%
Term Loan C	$100 million	December 2014	1.75%	December 2014	1.50%
Term Loan D	$200 million	March 2017	1.75%	January 2019	1.50%

The Company incurred costs of $2.1 million in connection with amending the agreements and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities.

As of June 30, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, $110 million of unsecured revolving credit facility borrowings were outstanding and $189.8 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  In connection with the unsecured borrowings, the Company had interest rate swaps as of June 30, 2013 that fix 30-day LIBOR (see note 9).  As of June 30, 2013, borrowings under the Credit Facility and Term Loan Facility, as amended, had an effective weighted average interest rate of 2.80%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at June 30, 2013 and no further borrowings may be made under that facility and those term loans.  The Company’s ability to borrow under the revolving facility is subject to ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility and Term Loan Facility, the Company is restricted from paying distributions on common shares that would exceed an amount equal to the greater of (i) 95% of funds from operations, and (ii) such amount as may be necessary to maintain the Parent Company’s REIT status.

The Company is currently in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

7.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2013	2012	Interest Rate	Date
	(dollars in thousands)

YSI 7	$-	$2,962	6.50%	Jun-13
YSI 8	-	1,692	6.50%	Jun-13
YSI 9	-	1,862	6.50%	Jun-13
YSI 17	-	3,846	6.32%	Jul-13
YSI 27	451	461	5.59%	Nov-13
YSI 30	6,616	6,765	5.59%	Nov-13
USIFB	6,437	7,221	3.57%	Dec-13
YSI 11	2,236	2,276	5.87%	Jan-14
YSI 5	2,949	3,001	5.25%	Jan-14
YSI 28	1,435	1,460	5.59%	Mar-14
YSI 10	3,884	3,928	5.87%	Jan-15
YSI 15	1,758	1,784	6.41%	Jan-15
YSI 52	4,636	4,721	5.63%	Jan-15
YSI 58	8,826	8,974	2.97%	Jan-15
YSI 29	12,957	13,060	3.69%	Aug-15
YSI 20	57,465	58,524	5.97%	Nov-15
YSI 59	9,511	9,603	4.82%	Mar-16
YSI 60	3,698	3,725	5.04%	Aug-16
YSI 51	7,272	7,325	5.15%	Sep-16
YSI 35	4,324	4,373	6.90%	Jul-19	(a)
YSI 33	10,811	10,930	6.42%	Jul-19
YSI 26	9,024	9,102	4.56%	Nov-20
YSI 57	3,168	3,195	4.61%	Nov-20
YSI 55	24,325	24,502	4.85%	Jun-21
YSI 24	28,832	29,141	4.64%	Jun-21
Unamortized fair value adjustment	3,838	4,326

Total mortgage loans and notes payable	$214,453	$228,759

(a)                 This borrowing has a fixed interest rate for the first five years of the term, and the rate then resets and remains constant over the final five years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at June 30, 2013 (in thousands):

2013	$16,071
2014	11,633
2015	86,978
2016	21,342
2017	1,915
2018 and thereafter	72,676
Total mortgage payments	210,615
Plus: Unamortized fair value adjustment	3,838
Total mortgage indebtedness	$214,453

The Company currently intends to fund its remaining 2013 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($189.8 million available as of June 30, 2013).

8.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2013 (dollars in thousands):

	Unrealized loss on interest rate swap		Unrealized loss on foreign currency translation	Total

Balance at December 31, 2012	$(18,973)		$(823)	$(19,796)
Other comprehensive gain (loss) before reclassifications	5,196		(225)	4,971
Amounts reclassified from accumulated other comprehensive loss	3,031	(a)	-	3,031
Net current-period other comprehensive income (loss)	8,227		(225)	8,002

Balance at June 30, 2013	$(10,746)		$(1,048)	$(11,794)

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2013 and December 31, 2012, respectively (dollars in thousands):

						Fair Value
Hedge		Notional				June 30,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2013	2012

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,347)	$(1,873)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,348)	(1,875)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(673)	(937)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(1,036)	(2,378)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(681)	(1,583)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(684)	(1,583)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(350)	(799)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(2,053)	(3,433)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(2,082)	(3,470)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(1,040)	(1,734)
		$400,000				$(11,294)	$(19,665)

(a)         Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of June 30, 2013 and December 31, 2012, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of approximately $3.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the six months ended June 30, 2013.

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

Financial assets and liabilities carried at fair value as of June 30, 2013 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$11,294	$-

Total liabilities at fair value	$-	$11,294	$-

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2013 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of June 30, 2013, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2013 and December 31, 2012.   The aggregate carrying value of the Company’s debt was $1,074.5 million and $1,023.8 million at June 30, 2013 and December 31, 2012, respectively.  The estimated fair value of the Company’s debt was $1,085.9 million and $1,017.3 million at June 30, 2013 and December 31, 2012, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2013 and December 31, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

11.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At June 30, 2013, the Venture had total assets of $11.2 million and total liabilities of $7.1 million, including two mortgage loans totaling $6.4 million secured by storage facilities with a net book value of $10.8 million.  At June 30, 2013, the Venture’s creditors had no recourse to the general credit of the Company.

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

Approximately 1.7% and 2.4% of the outstanding OP Units as of June 30, 2013 and December 31, 2012, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At June 30, 2013 and December 31, 2012, 2,280,730 and 3,293,730 OP units, respectively, were outstanding. The per Unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at June 30, 2013 and December 31, 2012, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $3.4 million and $19.5 million at June 30, 2013 and December 31, 2012, respectively.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of payments incurred under these lease agreements for each of the six months ended June 30, 2013 and 2012, was approximately $0.3 million.

Total future minimum rental payments due in accordance with the related party lease agreements and total future cash receipts due from our subtenants as of June 30, 2013 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2013	$250	$157
2014	499	315
	$749	$472

13.  DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2013, discontinued operations relates to five properties that the Company sold during 2013.  Each of the sales during 2013 resulted in the recognition of a gain, which in the aggregate totaled $0.2 million. For the three and six months ended June 30, 2012, discontinued operations relates to five properties that the Company sold during 2013 and 26 properties that the Company sold during 2012.

The following table summarizes the revenue and expense information for the period the Company owned the properties classified as discontinued operations during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

REVENUES
Rental income	$-	$2,706	$389	$5,497
Other property related income	5	347	78	643
Total revenues	5	3,053	467	6,140
OPERATING EXPENSES
Property operating expenses	13	1,469	234	2,812
Depreciation and amortization	-	617	57	1,297
Total operating expenses	13	2,086	291	4,109
OPERATING (LOSS) INCOME	(8)	967	176	2,031
(Loss) Income from discontinued operations	(8)	967	176	2,031
Gain on disposition of discontinued operations	-	6,206	228	6,206
(Loss) Income from discontinued operations	$(8)	$7,173	$404	$8,237

14.  PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2013 and 2012, the Company acquired ten self-storage facilities for an aggregate purchase price of approximately $94.4 million (see note 4) and 37 self-storage facilities for an aggregate purchase price of approximately $432.3 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2013 and 2012 based on the assumptions described above:

	Six Months Ended June 30,
	2013	2012
	(in thousands, except per share data)
Pro forma revenue	$164,656	$145,949
Pro forma net income (loss) from continuing operations	$5,153	$(7,718)
Net income (loss) per common share from continuing operations
Basic and diluted - as reported	$(0.01)	$(0.10)
Basic and diluted - as pro forma	$0.04	$(0.06)

The following table summarizes the Company’s revenue and earnings related to the 2013 and 2012 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated income statement for the three and six months ended June 30, 2013 and 2012:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$755	$2,832	$788	$3,672
Net loss	(582)	(1,741)	(634)	(2,110)

15.  SUBSEQUENT EVENTS

Subsequent to June 30, 2013, the Company sold eight facilities in the Knoxville, TN area for an aggregate sales price of $25.0 million.

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2013 and December 31, 2012, the Company owned 386 and 381 self-storage facilities, respectively, totaling approximately 25.8 million and 25.5 million rentable square feet, respectively.  As of June 30, 2013, the Company owned facilities in the District of Columbia and the following 21 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of June 30, 2013, the Company managed 133 facilities for third parties bringing the total number of facilities which it owned and/or managed to 519.  As of June 30, 2013, the Company managed facilities for third parties in the District of Columbia and the following 25 states: Alabama, Arkansas , California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

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

The United States continues to experience slow economic growth as it recovers from an economic downturn that resulted in higher unemployment, stagnant employment growth, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A continuation of – or slow recovery from – ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

In the future, the Company intends to continue its focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.

The Company has one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in New York, Florida, California and Texas provided approximately 17%, 15%, 10% and 10%, respectively, of total revenues for the three months ended June 30, 2013.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to an understanding of the unaudited consolidated financial statements included in this report.  Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this report.  A summary of significant accounting policies is also provided in the aforementioned notes to our consolidated financial statements.  These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty.  Due to this uncertainty, actual results could differ from estimates calculated and utilized by management.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented.   We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At June 30, 2013, there were 328 same-store properties and 58 non same-store properties, of which 47 were 2012 and 2013 acquisitions and 11 were properties that were not stabilized, had been damaged by natural disaster or had undergone significant renovation.

Acquisition and Disposition Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2013 and 2012, the Company owned 386 and 370 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2012 through June 30, 2013:

	2013	2012

Balance - January 1	381	370
Facilities acquired	1	6
Facilities sold	(5)	-
Balance - March 31	377	376
Facilities acquired	9	2
Facilities sold	-	(8)
Balance - June 30	386	370
Facilities acquired		24
Facilities sold		(7)
Balance - September 30		387
Facilities acquired		5
Facilities sold		(11)
Balance - December 31		381

Comparison of the three months ended June 30, 2013 to the three months ended June 30, 2012 (in thousands, except property counts, occupancies and rates)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change
REVENUES
Rental income	$58,317	$54,195	$4,122	7.6%	$13,914	$5,229	$-	$-	$72,231	$59,424	$12,807	21.6%
Other property related income	6,744	5,511	1,233	22.4%	1,433	669	677	561	8,854	6,741	2,113	31.3%
Property management fee income	-	-	-	-	-	-	1,217	1,103	1,217	1,103	114	10.3%
Total revenues	65,061	59,706	5,355	9.0%	15,347	5,898	1,894	1,664	82,302	67,268	15,034	22.3%

OPERATING EXPENSES
Property operating expenses	21,520	21,204	316	1.5%	5,001	2,391	3,434	3,112	29,955	26,707	3,248	12.2%
NET OPERATING INCOME	$43,541	$38,502	$5,039	13.1%	$10,346	$3,507	$(1,540)	$(1,448)	$52,347	$40,561	$11,786	29.1%

Property count	328	328			58	17			386	345
Total square footage	21,786	21,786			4,050	1,081			25,836	22,867
Period End Occupancy (1)	90.0%	84.1%			89.1%	76.1%			89.7%	83.7%
Period Average Occupancy (2)	88.2%	81.9%
Realized annual rent per occupied square foot (3)	$12.14	$12.14

Depreciation and amortization									29,241	27,077	2,164	8.0%
General and administrative									7,515	6,278	1,237	19.7%
Subtotal									36,756	33,355	3,401	10.2%
OPERATING INCOME									15,591	7,206	8,385	116.4%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(10,683)	(9,280)	(1,403)	-15.1%
Loan procurement amortization expense									(497)	(1,114)	617	55.4%
Acquisition related costs									(1,648)	(313)	(1,335)	-426.5%
Equity in losses of real estate ventures									-	(210)	210	100.0%
Other									(187)	(107)	(80)	-74.8%
Total other expense									(13,015)	(11,024)	(1,991)	-18.1%

INCOME (LOSS) FROM CONTINUING OPERATIONS									2,576	(3,818)	6,394	167.5%

DISCONTINUED OPERATIONS
(Loss) income from discontinued operations									(8)	967	(975)	-100.8%
Gain on disposition of discontinued operations									-	6,206	(6,206)	-100.0%
Total discontinued operations									(8)	7,173	(7,181)	-100.1%
NET INCOME									2,568	3,355	(787)	-23.5%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(18)	(38)	20	52.6%
Noncontrolling interests in subsidiaries									-	(774)	774	100.0%

NET INCOME ATTRIBUTABLE TO THE COMPANY									2,550	2,543	7	0.3%

(1)              Represents occupancy at June 30th of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $59.4 million during the three months ended June 30, 2012 to $72.2 million during the three months ended June 30, 2013, an increase of $12.8 million, or 22%. This increase is primarily attributable to $8.7 million of additional income from the properties acquired in 2012 and 2013 and increases in average occupancy on the same-store portfolio which contributed $4.1 million to the increase in rental income during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Other property related income increased from $6.7 million during the three months ended June 30, 2012 to $8.9 million during the three months ended June 30, 2013, an increase of $2.1 million, or 31%.  This increase is primarily attributable to $0.8 million of additional income from the 2012 and 2013 acquisitions and increased tenant insurance commissions of $1.2 million during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Operating Expenses

Property operating expenses increased from $26.7 million during the three months ended June 30, 2012 to $30.0 million during the three months ended June 30, 2013, an increase of $3.2 million, or 12%.  This increase is primarily attributable to $2.6 million of increased expenses associated with newly acquired properties as well as increased expenses on the same store portfolio.  The escalations in same store expenses were primarily associated with expected increases in real estate tax assessments.

Depreciation and amortization increased from $27.1 million in the three months ended June 30, 2012 to $29.2 million in the three months ended June 30, 2013, an increase of $2.2 million, or 8%.  This increase is primarily attributable to depreciation and amortization expense related to the 2012 acquisitions.

Other Income (Expenses)

Interest expense increased from $9.3 million during the three months ended June 30, 2012 to $10.7 million during the three months ended June 30, 2013, an increase of $1.4 million, or 15%.  The increase is attributable to a higher amount of outstanding debt in 2013.  To fund a portion of the Company’s growth, the average debt balance during the three months ended June 30, 2013 increased approximately $119 million from the same period in 2012, from $906 million to $1,025 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.08% for the three months ended June 30, 2012 to 4.17% for the three months ended June 30, 2013 as a result of the amendments to our Term Loan Facility and Credit Facility.

Loan procurement amortization expense decreased from $1.1 million during 2012 to $0.5 million during 2013.  This decrease is the result of accelerated amortization expense in the prior year related to early repayment of debt.

Acquisition related costs increased from $0.3 million during the three months ended June 30, 2012 to $1.6 million during the three months ended June 30, 2013.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.

Equity in losses of real estate ventures was $0.2 million for the three months ended June 30, 2012 with no comparable amount during the 2013 period.  This expense is related to earnings attributable to HSREV, a partnership in which the Company purchased the remaining 50% ownership interest during September 2012.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012 (in thousands, except property counts, occupancies and rates)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change

REVENUES
Rental income	$114,971	$107,959	$7,012	6.5%	$26,878	$8,782	$-	$-	$141,849	$116,741	$25,108	21.5%
Other property related income	12,652	10,330	2,322	22.5%	2,645	1,116	1,251	1,071	16,548	12,517	4,031	32.2%
Property management fee income	-	-	-	-	-	-	2,362	2,123	2,362	2,123	239	11.3%
Total revenues	127,623	118,289	9,334	7.9%	29,523	9,898	3,613	3,194	160,759	131,381	29,378	22.4%

OPERATING EXPENSES
Property operating expenses	43,676	42,217	1,459	3.5%	9,901	3,993	7,199	6,440	60,776	52,650	8,126	15.4%
NET OPERATING INCOME	$83,947	$76,072	$7,875	10.4%	$19,622	$5,905	$(3,586)	$(3,246)	$99,983	$78,731	$21,252	27.0%

Property count	328	328			58	17			386	345
Total square footage	21,786	21,786			4,050	1,081			25,836	22,867
Period End Occupancy (1)	90.0%	84.1%			89.1%	76.1%			89.7%	83.7%
Period Average Occupancy (2)	86.7%	80.5%
Realized annual rent per occupied square foot (3)	$12.17	$12.31

Depreciation and amortization									59,073	52,160	6,913	13.3%
General and administrative									15,128	12,722	2,406	18.9%
Subtotal									74,201	64,882	9,319	14.4%
OPERATING INCOME									25,782	13,849	11,933	86.2%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(21,050)	(18,570)	(2,480)	-13.4%
Loan procurement amortization expense									(973)	(1,917)	944	49.2%
Acquisition related costs									(1,763)	(863)	(900)	-104.3%
Equity in losses of real estate ventures									-	(461)	461	100.0%
Other									(260)	(178)	(82)	-46.1%
Total other expense									(24,046)	(21,989)	(2,057)	-9.4%

INCOME (LOSS) FROM CONTINUING OPERATIONS									1,736	(8,140)	9,876	121.3%

DISCONTINUED OPERATIONS
Income from discontinued operations									176	2,031	(1,855)	-91.3%
Gain on disposition of discontinued operations									228	6,206	(5,978)	-96.3%
Total discontinued operations									404	8,237	(7,833)	-95.1%
NET INCOME									2,140	97	2,043	2106.2%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									17	111	(94)	-84.7%
Noncontrolling interests in subsidiaries									1	(1,508)	1,509	100.1%

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									2,158	(1,300)	3,458	266.0%

(1)              Represents occupancy at June 30th of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $116.7 million during the six months ended June 30, 2012 to $141.8 million during the six months ended June 30, 2013, an increase of $25.1 million, or 22%. This increase is primarily attributable to $18.1 million of additional income from the properties acquired in 2012 and 2013 and increases in average occupancy on the same-store portfolio, which contributed $7.0 million to the increase in rental income during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Other property related income increased from $12.5 million during the six months ended June 30, 2012 to $16.5 million during the six months ended June 30, 2013, an increase of $4.0 million, or 32%.  This increase is primarily attributable to $1.5 million of additional income from the 2012 and 2013 acquisitions and increased tenant insurance commissions of $2.3 million during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012.

Operating Expenses

Property operating expenses increased from $52.7 million during the six months ended June 30, 2012 to $60.8 million during the six months ended June 30, 2013, an increase of $8.1 million, or 15%.  This increase is primarily attributable to $5.9 million of increased expenses associated with newly acquired properties as well as increased expenses on the same store portfolio.  The increases in same store expenses were associated with snow removal and utilities due to a colder winter in 2013 compared to the prior year and expected increases in real estate tax assessments.

Depreciation and amortization increased from $52.2 million in the six months ended June 30, 2012 to $59.1 million in the six months ended June 30, 2013, an increase of $6.9 million, or 13%.  This increase is primarily attributable to depreciation and amortization expense related to the 2012 acquisitions.

Other Income (Expenses)

Interest expense increased from $18.6 million during the six months ended June 30, 2012 to $21.1 million during the six months ended June 30, 2013, an increase of $2.5 million, or 13%.  The increase is attributable to a higher amount of outstanding debt in 2013.  To fund a portion of the Company’s growth, the average debt balance during the six months ended June 30, 2013 increased approximately $171 million from the same period in 2012, from $856 million to $1,027 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.34% for the six months ended June 30, 2012 to 4.10% for the six months ended June 30, 2013 as a result of the amendments to our Term Loan Facility and Credit Facility.

Loan procurement amortization expense decreased from $1.9 million during 2012 to $1.0 million during 2013.  This decrease is the result of accelerated amortization expense in the prior year related to early repayment of debt.

Acquisition related costs increased from $0.9 million during the six months ended June 30, 2012 to $1.8 million during the six months ended June 30, 2013.  Acquisition costs are non-recurring and fluctuate based on investment activity.

Equity in losses of real estate ventures was $0.5 million for the six months ended June 30, 2012 with no comparable amount during the 2013 period.  This expense is related to earnings attributable to HSREV, a partnership in which the Company purchased the remaining 50% ownership interest during September 2012.

Cash Flows

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2013 and 2012 is as follows (in thousands):

	Six Months Ended June 30,
	2013	2012	Change

Net cash flow provided by (used in):
Operating activities	$65,311	$52,595	$12,716
Investing activities	$(104,046)	$(70,881)	$(33,165)
Financing activities	$38,261	$147,013	$(108,752)

Cash flows provided by operating activities for the six months ended June 30, 2013 and 2012 were $65.3 million and $52.6 million, respectively, an increase of $12.7 million.  Our principal source of cash flow is from the operation of our properties. Our increased cash flow from operating activities is primarily attributable to our 2012 acquisitions, the majority of which were completed subsequent to the six months ended June 30, 2012.  These acquisitions contributed to the increase in operating cash flows for the six months ended June 30, 2013 when compared to the same period in 2012.

For the six months ended June 30, 2013 and 2012, cash flows used in investing activities were $104.0 million and $70.9 million, respectively, an increase of $33.1 million.  Cash flows used in investing activities, except for recurring capital expenditures, are typically non-recurring and fluctuate based on acquisition and disposition activity.  The increase was driven in large part by $17.6 million in development costs incurred during the six months ended June 30, 2013 relating to two development properties.  Additionally, cash flows from investing activities decreased $11.7 million due to more proceeds from property dispositions during the six months ended June 30, 2012 than during the same period in 2013.

For the six months ended June 30, 2013 and 2012, cash flows provided by financing activities were $38.3 million and $147.0 million, respectively, a decrease of $108.7 million.  Cash flows provided by financing activities are primarily used to fund investing activities.  The decrease in cash flow provided by financing activities of $108.7 million exceeds the increase in cash flow used in investing activities of $33.1 million as a portion of proceeds from the Company’s $249.6 million senior note issuance during the six months ended June 30, 2012 were held as cash as of June 30, 2012 and used to fund investing activities in subsequent quarters.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, costs to develop facilities and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect remaining recurring capital expenditures in the 2013 fiscal year to be approximately $4.0 million to $8.0 million.  In addition, we expect costs associated with development activities for the remainder of the 2013 fiscal year to be approximately $10.0 million to $15.0 million.  Our currently scheduled principal payments on debt (including debt maturities) are approximately $16.1 million for the remainder of 2013.

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

As of June 30, 2013, we had approximately $4.0 million in available cash and cash equivalents.  In addition, we had approximately $189.8 million of availability for borrowings under our Credit Facility.

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

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”) which consisted of a $100 million term loan with a five-year maturity (“Term Loan A”) and a $100 million term loan with a seven-year maturity (“Term Loan B”).

On December 9, 2011, the Company entered into a credit facility (the “Credit Facility”) comprised of a $100 million unsecured term loan maturing in December 2014 (“Term Loan C”); a $200 million unsecured term loan maturing in March 2017 (“Term Loan D”); and a $300 million unsecured revolving facility maturing in December 2015 (“Revolver”).

On June 18, 2013, the Company amended both the Term Loan Facility and Credit Facility.  With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment. Pricing on the Term Loan Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa3/BBB- level, amounts drawn under Term Loan A are priced at 1.50% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 2.00% over LIBOR, with no LIBOR floor.

		Term Loan Facility Prior to Amendment		Term Loan Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Term Loan A	$100 million	June 2016	1.85%	June 2018	1.50%
Term Loan B	$100 million	June 2018	2.00%	June 2018	2.00%

With respect to the Credit Facility, among other things, the amendment extended the maturities of the Revolver and Term Loan D and decreased the pricing of the Revolver, Term Loan C and Term Loan D.  Pricing on the Credit Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa3/BBB- level, amounts drawn under the Revolver are priced at 1.60% over LIBOR, inclusive of a facility fee of 0.30%, with no LIBOR floor, while amounts drawn under Term Loan C and Term Loan D are priced at 1.50% over LIBOR, with no LIBOR floor.

		Credit Facility Prior to Amendment		Credit Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Revolver	$300 million	December 2015	1.80%	June 2017	1.60%
Term Loan C	$100 million	December 2014	1.75%	December 2014	1.50%
Term Loan D	$200 million	March 2017	1.75%	January 2019	1.50%

As of June 30, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, $110 million of unsecured revolving credit facility borrowings were outstanding and $189.8 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.

In connection with the unsecured borrowings, the Company had interest rate swaps as of June 30, 2013 that fix 30-day LIBOR.

Applicable Hedging Arrangements

Notional Amount	Maturity Date	Effective LIBOR Fixed Rate
$100 million	June 2016	1.803%
$200 million	March 2017	1.336%
$100 million	June 2018	2.468%

As of June 30, 2013, borrowings under the Credit Facility and Term Loan Facility, as amended, had an effective weighted average interest rate of 2.80%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at June 30, 2013 and no further borrowings may be made under that facility and those term loans.  The Company’s ability to borrow under the revolving facility is subject to ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility and Term Loan Facility, the Company is restricted from paying distributions on common shares that would exceed an amount equal to the greater of (i) 95% of funds from operations, and (ii) such amount as may be necessary to maintain the Parent Company’s REIT status.

The Company is currently in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

At The Market Program

Pursuant to our previous sales agreement with Cantor Fitzgerald & Co. (the “Previous Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Previous Sales Agreement”), the Company had the option to sell up to 20 million common shares at “at the market” prices. From January 1, 2013 until the termination of the Previous Sales Agreement on May 7, 2013, we sold 0.1 million common shares under the Previous Sales Agreement with an average sales price of $15.30 per share, resulting in gross proceeds of $1.5 million under the program ($165.3 million of gross proceeds and 16.2 million shares sold with an average sales price of $10.19 since program inception in 2009). The Company incurred $0.02 million of offering costs in conjunction with the 2013 sales. The proceeds from the sales conducted during the six months ended June 30, 2013 under the Previous Sales Agreement were used to fund general working purposes.

On May 7, 2013, the Company terminated the Previous Sales Agreement with the Previous Sales Agent and entered into separate Equity Distribution Agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”).   Pursuant to the Equity Distribution Agreements, the Company may sell, from time to time, up to 12 million common shares of beneficial interest through the Sales Agents.  From the inception of the Equity Distribution Agreements on May 7, 2013 to June 30, 2013, the Company sold 1.1 million shares under the Equity Distribution Agreements, with an average sales price of $17.19 per share, resulting in gross proceeds of $19.3 million under the program.  The Company incurred $0.5 million of offering costs in conjunction with the sales.  The proceeds from the sales conducted under the Equity Distribution Agreements from the inception of such agreements on May 7, 2013 to June 30, 2013 were used to fund acquisitions of storage facilities and general working purposes.  As of June 30, 2013, 10.9 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The following table presents a reconciliation of net income to FFO for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss) attributable to common shareholders	$1,048	$1,041	$(846)	$(4,304)

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	28,860	26,662	58,322	51,434
Real property - discontinued operations	-	666	57	1,297
Company’s share of unconsolidated real estate ventures	-	513	-	1,027
Noncontrolling interest’s share of consolidated real estate ventures	-	(424)	-	(858)
Gains on sale of real estate	-	(6,206)	(228)	(6,206)
Noncontrolling interests in the Operating Partnership	18	38	(17)	(111)

FFO	$29,926	$22,290	$57,288	$42,279

Add (deduct):
Acquisition related costs	1,648	313	1,763	863

FFO, as adjusted	$31,574	$22,603	$59,051	$43,142

Weighted-average diluted shares and units outstanding	138,610	128,760	138,220	128,156

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

As of June 30, 2013 our consolidated debt consisted of $859.7 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  As of June 30, 2013, there was $214.8 million of outstanding mortgages and credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.1 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.1 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $50.5 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $47.8 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended June 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 – April 30	1,969	$16.57	N/A	3,000,000
May 1 – May 31	106	17.14	N/A	3,000,000
June 1 – June 30	-	-	N/A	3,000,000
Total	2,075	$16.60	N/A	3,000,000

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

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description

10.1	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to CubeSmart’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.2

Form of Equity Distribution Agreement, dated May 7, 2013, by and among CubeSmart, CubeSmart, L.P. and each of Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1. to CubeSmart’s Current Report on Form 8-K, filed on May 7, 2013.

10.3

Second Amendment to Credit Agreement, dated as of June 18, 2013, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated by reference to Exhibit 99.1 to CubeSmart’s Current Report on Form 8-K, filed on June 19, 2013.

10.4

Second Amendment to Term Loan Agreement, dated as of June 18, 2013, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, and each of the lenders party to the term loan agreement dated June 20, 2011, incorporated by reference to Exhibit 99.2 to CubeSmart’s Current Report on Form 8-K, filed on June 19, 2013.

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

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: August 9, 2013	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: August 9, 2013	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

10.1	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to CubeSmart’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.2

Form of Equity Distribution Agreement, dated May 7, 2013, by and among CubeSmart, CubeSmart, L.P. and each of Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1. to CubeSmart’s Current Report on Form 8-K, filed on May 7, 2013.

10.3

Second Amendment to Credit Agreement, dated as of June 18, 2013, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated by reference to Exhibit 99.1 to CubeSmart’s Current Report on Form 8-K, filed on June 19, 2013.

10.4

Second Amendment to Term Loan Agreement, dated as of June 18, 2013, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, and each of the lenders party to the term loan agreement dated June 20, 2011, incorporated by reference to Exhibit 99.2 to CubeSmart’s Current Report on Form 8-K, filed on June 19, 2013.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.