Form 10-Q
period 2013-09-30
CubeSmart; CubeSmart, L.P.
filed 2013-11-08
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 5, 2013
Common shares, $0.01 par value per share, of CubeSmart	139,124,221

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2013 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2013, owned a 98.4% interest in the Operating Partnership. The remaining 1.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2013	2012

ASSETS
Storage facilities	$2,473,889	$2,443,022
Less: Accumulated depreciation	(380,621)	(353,315)
Storage facilities, net	2,093,268	2,089,707
Cash and cash equivalents	2,940	4,495
Restricted cash	4,226	6,070
Loan procurement costs, net of amortization	8,885	8,253
Assets held for sale	67,924	-
Other assets, net	25,920	41,794
Total assets	$2,203,163	$2,150,319

LIABILITIES AND EQUITY
Unsecured senior notes	$250,000	$250,000
Revolving credit facility	88,300	45,000
Unsecured term loans	500,000	500,000
Mortgage loans and notes payable	206,100	228,759
Accounts payable, accrued expenses and other liabilities	55,113	60,708
Distributions payable	16,813	16,419
Deferred revenue	12,338	11,090
Security deposits	388	444
Other liabilities held for sale	975	-
Total liabilities	1,130,027	1,112,420

Noncontrolling interests in the Operating Partnership	40,688	47,990

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 136,486,384 and 131,794,547 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	1,365	1,318
Additional paid-in capital	1,492,055	1,418,463
Accumulated other comprehensive loss	(12,626)	(19,796)
Accumulated deficit	(448,519)	(410,225)
Total CubeSmart shareholders’ equity	1,032,306	989,791
Noncontrolling interests in subsidiaries	142	118
Total equity	1,032,448	989,909
Total liabilities and equity	$2,203,163	$2,150,319

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

REVENUES
Rental income	$73,067	$61,204	$208,675	$172,078
Other property related income	8,580	7,065	24,215	18,833
Property management fee income	1,185	1,094	3,547	3,217
Total revenues	82,832	69,363	236,437	194,128
OPERATING EXPENSES
Property operating expenses	30,104	27,066	87,946	76,761
Depreciation and amortization	28,495	28,734	85,966	79,007
General and administrative	7,326	6,860	22,454	19,582
Total operating expenses	65,925	62,660	196,366	175,350
OPERATING INCOME	16,907	6,703	40,071	18,778
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(9,995)	(11,092)	(31,045)	(29,692)
Loan procurement amortization expense	(536)	(699)	(1,509)	(2,585)
Acquisition related costs	(470)	(1,527)	(2,233)	(2,390)
Equity in loss of real estate venture	-	(284)	-	(745)
Gain from remeasurement of investment in real estate venture	-	7,023	-	7,023
Other	(22)	166	(282)	(12)
Total other expense	(11,023)	(6,413)	(35,069)	(28,401)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,884	290	5,002	(9,623)

DISCONTINUED OPERATIONS
Income from discontinued operations	1,407	1,564	4,201	5,368
Gain from disposition of discontinued operations	9,310	197	9,538	6,403
Total discontinued operations	10,717	1,761	13,739	11,771
NET INCOME	16,601	2,051	18,741	2,148
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(257)	(5)	(240)	106
Noncontrolling interests in subsidiaries	(2)	(410)	(1)	(1,918)
NET INCOME ATTRIBUTABLE TO THE COMPANY	16,342	1,636	18,500	336
Distribution to preferred shareholders	(1,502)	(1,502)	(4,506)	(4,506)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S
COMMON SHAREHOLDERS	$14,840	$134	$13,994	$(4,170)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.01)	$0.00	$(0.13)
Basic earnings per share from discontinued operations attributable to common shareholders	0.08	0.01	0.10	0.10
Basic earnings (loss) per share attributable to common shareholders	$0.11	$0.00	$0.10	$(0.03)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.01)	$0.00	$(0.13)
Diluted earnings per share from discontinued operations attributable to common shareholders	0.08	0.01	0.10	0.10
Diluted earnings (loss) per share attributable to common shareholders	$0.11	$0.00	$0.10	$(0.03)
Weighted-average basic shares outstanding	135,365	124,169	134,007	123,016
Weighted-average diluted shares outstanding	138,106	124,169	136,643	123,016

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$4,305	$(1,585)	$489	$(15,658)
Total discontinued operations	10,535	1,719	13,505	11,488
Net income (loss)	$14,840	$134	$13,994	$(4,170)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME	$16,601	$2,051	$18,741	$2,148
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(2,700)	(4,237)	2,586	(13,336)
Reclassification of realized losses on interest rate swaps	1,582	1,529	4,667	4,525
Unrealized gain (loss) on foreign currency translation	297	132	66	151
OTHER COMPREHENSIVE (LOSS) INCOME	(821)	(2,576)	7,319	(8,660)
COMPREHENSIVE INCOME (LOSS)	15,780	(525)	26,060	(6,512)
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(243)	83	(366)	400
Comprehensive income attributable to noncontrolling interests in subsidiaries	(27)	(415)	(24)	(1,924)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO
THE COMPANY	$15,510	$(857)	$25,670	$(8,036)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Issuance of common shares	3,099	31			52,467			52,498		52,498
Issuance of restricted shares	222	2						2		2
Conversion from units to shares	1,013	10			14,591			14,601		14,601	(14,601)
Exercise of stock options	357	4			2,483			2,487		2,487
Amortization of restricted shares					3,397			3,397		3,397
Share compensation expense					654			654		654
Adjustment for noncontrolling interests in the Operating Partnership							(7,686)	(7,686)		(7,686)	7,686
Net income							18,500	18,500	1	18,501	240
Other comprehensive gain (loss):
Unrealized gains on interest rate swaps						7,128		7,128		7,128	125
Unrealized gain on foreign currency translation						42		42	23	65	1
Preferred distributions							(4,506)	(4,506)		(4,506)
Common distributions							(44,602)	(44,602)		(44,602)	(753)
Balance at September 30, 2013	136,486	$1,365	3,100	$31	$1,492,055	$(12,626)	$(448,519)	$1,032,306	$142	$1,032,448	$40,688

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of common shares	4,691	47			59,096			59,143		59,143
Issuance of restricted shares	245	2						2		2
Conversion from units to shares	265	3			3,310			3,313		3,313	(3,313)
Exercise of stock options	170	1			1,360			1,361		1,361
Amortization of restricted shares					2,169			2,169		2,169
Share compensation expense					900			900		900
Acquisition of noncontrolling interest					(18,452)			(18,452)	(38,532)	(56,984)	(132)
Adjustment for noncontrolling interests in the Operating Partnership							(11,930)	(11,930)		(11,930)	11,930
Net (loss) income							336	336	1,918	2,254	(106)
Other comprehensive (loss) gain:
Unrealized losses on interest rate swaps						(8,513)		(8,513)		(8,513)	(298)
Unrealized gain on foreign currency translation						141		141	6	147	4
Preferred distributions							(4,506)	(4,506)		(4,506)	-
Common distributions							(29,948)	(29,948)	(2,686)	(32,634)	(1,077)
Balance at September 30, 2012	127,430	$1,274	3,100	$31	$1,357,888	$(21,203)	$(388,061)	$949,929	$115	$950,044	$56,740

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating Activities
Net income	$18,741	$2,148
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	89,813	85,912
Gain from disposition of discontinued operations	(9,538)	(6,403)
Gain from remeasurement of investment in real estate venture	-	(7,023)
Equity compensation expense	4,051	3,069
Accretion of fair market value adjustment of debt	(752)	(461)
Equity in loss of real estate venture	-	745
Changes in other operating accounts:
Other assets	(1,760)	(2,674)
Restricted cash	518	3,307
Accounts payable and accrued expenses	1,551	7,394
Other liabilities	1,267	55
Net cash provided by operating activities	$103,891	$86,069

Investing Activities
Acquisitions of storage facilities	$(133,043)	$(195,509)
Additions and improvements to storage facilities	(13,697)	(16,255)
Development costs	(25,649)	-
Cash paid for remaining interest in real estate venture	-	(81,158)
Cash distributed from real estate venture	-	909
Proceeds from sales of facilities, net	35,600	29,529
Proceeds from notes receivable	5,192	-
Change in restricted cash	1,324	1,825
Net cash used in investing activities	$(130,273)	$(260,659)

Financing Activities
Proceeds from:
Unsecured senior notes	$-	$249,638
Revolving credit facility	350,600	343,300
Unsecured term loans	-	100,000
Principal payments on:
Revolving credit facility	(307,300)	(277,800)
Mortgage loans and notes payable	(21,852)	(206,452)
Loan procurement costs	(2,141)	(2,145)
Settlement of hedge transaction	-	(195)
Proceeds from issuance of common shares, net	52,500	59,143
Exercise of stock options	2,487	1,361
Cash paid for acquisition of noncontrolling interest	-	(61,113)
Distributions paid to common shareholders	(44,093)	(29,500)
Distributions paid to preferred shareholders	(4,506)	(4,222)
Distributions paid to noncontrolling interests in Operating Partnership	(868)	(1,102)
Distributions paid to noncontrolling interests in subsidiaries	-	(2,685)
Net cash provided by financing activities	$24,827	$168,228

Change in cash and cash equivalents	(1,555)	(6,362)

Cash and cash equivalents at beginning of period	4,495	9,069
Cash and cash equivalents at end of period	$2,940	$2,707

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$36,150	$25,725
Supplemental disclosure of noncash activities:
Consolidation of real estate venture	$-	$13,527
Derivative valuation adjustment	$7,253	$(8,616)
Foreign currency translation adjustment	$66	$151
Mortgage loan assumption - acquisitions of storage facilities	$-	$107,011

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,

	2013	2012

ASSETS
Storage facilities	$2,473,889	$2,443,022
Less: Accumulated depreciation	(380,621)	(353,315)
Storage facilities, net	2,093,268	2,089,707
Cash and cash equivalents	2,940	4,495
Restricted cash	4,226	6,070
Loan procurement costs, net of amortization	8,885	8,253
Assets held for sale	67,924	-
Other assets, net	25,920	41,794
Total assets	$2,203,163	$2,150,319

LIABILITIES AND CAPITAL
Unsecured senior notes	$250,000	$250,000
Revolving credit facility	88,300	45,000
Unsecured term loan	500,000	500,000
Mortgage loans and notes payable	206,100	228,759
Accounts payable, accrued expenses and other liabilities	55,113	60,708
Distributions payable	16,813	16,419
Deferred revenue	12,338	11,090
Security deposits	388	444
Other liabilities held for sale	975	-
Total liabilities	1,130,027	1,112,420

Limited Partnership interests of third parties	40,688	47,990

Commitments and contingencies

Capital
Operating Partner	1,044,932	1,009,587
Accumulated other comprehensive loss	(12,626)	(19,796)
Total CubeSmart, L.P. capital	1,032,306	989,791
Noncontrolling interests in subsidiaries	142	118
Total capital	1,032,448	989,909
Total liabilities and capital	$2,203,163	$2,150,319

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
REVENUES
Rental income	$73,067	$61,204	$208,675	$172,078
Other property related income	8,580	7,065	24,215	18,833
Property management fee income	1,185	1,094	3,547	3,217
Total revenues	82,832	69,363	236,437	194,128
OPERATING EXPENSES
Property operating expenses	30,104	27,066	87,946	76,761
Depreciation and amortization	28,495	28,734	85,966	79,007
General and administrative	7,326	6,860	22,454	19,582
Total operating expenses	65,925	62,660	196,366	175,350
OPERATING INCOME	16,907	6,703	40,071	18,778
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(9,995)	(11,092)	(31,045)	(29,692)
Loan procurement amortization expense	(536)	(699)	(1,509)	(2,585)
Acquisition related costs	(470)	(1,527)	(2,233)	(2,390)
Equity in loss of real estate venture	-	(284)	-	(745)
Gain from remeasurement of investment in real estate venture	-	7,023	-	7,023
Other	(22)	166	(282)	(12)
Total other expense	(11,023)	(6,413)	(35,069)	(28,401)

INCOME (LOSS) FROM CONTINUING OPERATIONS	5,884	290	5,002	(9,623)

DISCONTINUED OPERATIONS
Income from discontinued operations	1,407	1,564	4,201	5,368
Gain from disposition of discontinued operations	9,310	197	9,538	6,403
Total discontinued operations	10,717	1,761	13,739	11,771
NET INCOME	16,601	2,051	18,741	2,148
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in subsidiaries	(2)	(410)	(1)	(1,918)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	16,599	1,641	18,740	230
Limited Partnership interests of third parties	(257)	(5)	(240)	106
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	16,342	1,636	18,500	336
Distribution to preferred unitholders	(1,502)	(1,502)	(4,506)	(4,506)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$14,840	$134	$13,994	$(4,170)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.01)	$0.00	$(0.13)
Basic earnings per unit from discontinued operations attributable to common unitholders	0.08	0.01	0.10	0.10
Basic earnings (loss) per unit attributable to common unitholders	$0.11	$0.00	$0.10	$(0.03)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.01)	$0.00	$(0.13)
Diluted earnings per unit from discontinued operations attributable to common unitholders	0.08	0.01	0.10	0.10
Diluted earnings (loss) per unit attributable to common unitholders	$0.11	$0.00	$0.10	$(0.03)

Weighted-average basic units outstanding	135,365	124,169	134,007	123,016
Weighted-average diluted units outstanding	138,106	124,169	136,643	123,016

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Income (loss) from continuing operations	$4,305	$(1,585)	$489	$(15,658)
Total discontinued operations	10,535	1,719	13,505	11,488
Net income (loss)	$14,840	$134	$13,994	$(4,170)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

NET INCOME	$16,601	$2,051	$18,741	$2,148
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(2,700)	(4,237)	2,586	(13,336)
Reclassification of realized losses on interest rate swaps	1,582	1,529	4,667	4,525
Unrealized gain (loss) on foreign currency translation	297	132	66	151
OTHER COMPREHENSIVE (LOSS) INCOME	(821)	(2,576)	7,319	(8,660)
COMPREHENSIVE INCOME (LOSS)	15,780	(525)	26,060	(6,512)
Comprehensive (income) loss attributable to Limited Partnership interests of third parties	(243)	83	(366)	400
Comprehensive income attributable to noncontrolling interests in subsidiaries	(27)	(415)	(24)	(1,924)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	$15,510	$(857)	$25,670	$(8,036)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Limited
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interests in	Total	Partnership Interests
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Issuance of common OP units	3,099		52,498		52,498		52,498
Issuance of restricted OP units	222		2		2		2
Conversion from OP units to shares	1,013		14,601		14,601		14,601	(14,601)
Exercise of OP unit options	357		2,487		2,487		2,487
Amortization of restricted OP units			3,397		3,397		3,397
OP unit compensation expense			654		654		654
Adjustment for Limited Partnership interests of third parties			(7,686)		(7,686)		(7,686)	7,686
Net income			18,500		18,500	1	18,501	240
Other comprehensive gain (loss):
Unrealized gains on interest rate swaps				7,128	7,128		7,128	125
Unrealized gain on foreign currency translation				42	42	23	65	1
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(44,602)		(44,602)		(44,602)	(753)
Balance at September 30, 2013	136,486	3,100	$1,044,932	$(12,626)	$1,032,306	$142	$1,032,448	$40,688

					Total			Limited
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interests in	Total	Partnership Interests
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of common OP units	4,691		59,143		59,143		59,143
Issuance of restricted OP units	245		2		2		2
Conversion from OP units to shares	265		3,313		3,313		3,313	(3,313)
Exercise of OP unit options	170		1,361		1,361		1,361
Amortization of restricted OP units			2,169		2,169		2,169
OP unit compensation expense			900		900		900
Acquisition of noncontrolling interest			(18,452)		(18,452)	(38,532)	(56,984)	(132)
Adjustment for Limited Partnership interests of third parties			(11,930)		(11,930)		(11,930)	11,930
Net (loss) income			336		336	1,918	2,254	(106)
Other comprehensive (loss) gain:
Unrealized losses on interest rate swaps				(8,513)	(8,513)		(8,513)	(298)
Unrealized gain on foreign currency translation				141	141	6	147	4
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(29,948)		(29,948)	(2,686)	(32,634)	(1,077)
Balance at September 30, 2012	127,430	3,100	$971,132	$(21,203)	$949,929	$115	$950,044	$56,740

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2013	2012

Operating Activities
Net income	$18,741	$2,148
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	89,813	85,912
Gain from disposition of discontinued operations	(9,538)	(6,403)
Gain from remeasurement of investment in real estate venture	-	(7,023)
Equity compensation expense	4,051	3,069
Accretion of fair market value adjustment of debt	(752)	(461)
Equity in loss of real estate venture	-	745
Changes in other operating accounts:
Other assets	(1,760)	(2,674)
Restricted cash	518	3,307
Accounts payable and accrued expenses	1,551	7,394
Other liabilities	1,267	55
Net cash provided by operating activities	$103,891	$86,069

Investing Activities
Acquisitions of storage facilities	$(133,043)	$(195,509)
Additions and improvements to storage facilities	(13,697)	(16,255)
Development costs	(25,649)	-
Cash paid for remaining interest in real estate venture	-	(81,158)
Cash distributions from real estate venture	-	909
Proceeds from sales of facilities, net	35,600	29,529
Proceeds from notes receivable	5,192	-
Change in restricted cash	1,324	1,825
Net cash used in investing activities	$(130,273)	$(260,659)

Financing Activities
Proceeds from:
Unsecured senior notes	$-	$249,638
Revolving credit facility	350,600	343,300
Unsecured term loans	-	100,000
Principal payments on:
Revolving credit facility	(307,300)	(277,800)
Mortgage loans and notes payable	(21,852)	(206,452)
Loan procurement costs	(2,141)	(2,145)
Settlement of hedge transaction	-	(195)
Proceeds from issuance of common OP units	52,500	59,143
Exercise of OP unit options	2,487	1,361
Cash paid for acquisition of noncontrolling interest	-	(61,113)
Distributions paid to common unitholders	(44,961)	(30,602)
Distributions paid to preferred unitholders	(4,506)	(4,222)
Distributions paid to noncontrolling interests in subsidiaries	-	(2,685)
Net cash provided by financing activities	$24,827	$168,228

Change in cash and cash equivalents	(1,555)	(6,362)

Cash and cash equivalents at beginning of period	4,495	9,069
Cash and cash equivalents at end of period	$2,940	$2,707

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$36,150	$25,725
Supplemental disclosure of noncash activities:
Consolidation of real estate venture	$-	$13,527
Derivative valuation adjustment	$7,253	$(8,616)
Foreign currency translation adjustment	$66	$151
Mortgage loan assumption - acquisitions of storage facilities	$-	$107,111

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, ‘we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   The Company’s self-storage facilities are located in 21 states throughout the United States and the District of Columbia and are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of September 30, 2013, the Parent Company owned approximately 98.4% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles (“GAAP”) in the United States.  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2012, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Immaterial Correction to Prior Period Financial Statements

In the third quarter of 2013, we revised our 2012 disclosure in the consolidated statement of cash flows to reflect a decrease in both net cash provided by operating activities and net cash used in investing activities of $11.1 million. This adjustment was made after completing an analysis that determined cash paid for acquisitions of self-storage facilities did not properly reflect the use of earnest money deposits, paid to Storage Deluxe in 2011, when certain facilities within the portfolio were acquired in 2012. After evaluating the quantitative and qualitative effects of this error, we have concluded that the impact on the Company’s prior interim period consolidated statements of cash flows was not material.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standard for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”).  The amendment requires entities to disclose for items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected income statement line item and for AOCI items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of this guidance in 2013 did not have a material impact on the Company’s consolidated financial position or results of operations as its impact was limited to disclosure requirements (see note 9).

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2013	2012
	(in thousands)
Land	$455,493	$462,626
Buildings and improvements	1,833,558	1,828,388
Equipment	152,128	143,836
Construction in progress	32,710	8,172
Storage facilities	2,473,889	2,443,022
Less: Accumulated depreciation	(380,621)	(353,315)
Storage facilities, net	$2,093,268	$2,089,707

The following table summarizes the Company’s acquisition and disposition activity from January 1, 2012 through September 30, 2013:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900
Evanston Asset	Evanston, IL	May 2013	1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013	1	7,150
Miramar Asset	Miramar, FL	June 2013	1	9,000
Stoneham Asset	Stoneham, MA	June 2013	1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013	5	52,400
Staten Island Asset	Staten Island, NY	July 2013	1	13,000
Lewisville Asset	Lewisville, TX	August 2013	1	10,975
Chandler Asset	Chandler, AZ	September 2013	1	10,500
Tempe Asset	Tempe, AZ	September 2013	1	4,300
			14	$133,125

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400
Tennessee Assets	Multiple locations in TN	August 2013	8	25,000
			13	$36,400

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/ April/ August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000
Leetsdale Asset	Denver, CO	September 2012	1	10,600
Orlando/West Palm Beach Assets	Multiple locations in FL	November 2012	2	13,010
Exton/Cherry Hill Assets	Multiple locations in NJ and PA	December 2012	2	7,800
Carrollton Asset	Carrollton, TX	December 2012	1	4,800
			37	$432,340
2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962

4.  INVESTMENT ACTIVITY

2013 Acquisitions

During the nine months ended September 30, 2013, the Company acquired 14 facilities located throughout the United States for an aggregate purchase price of approximately $133.1 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $9.1 million.   The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the nine months ended September 30, 2013 was approximately $2.7 million.

Development

During 2012, the Company commenced construction of 5 Old Lancaster Road located in Malvern, PA, a suburb of Philadelphia.  Upon completion, the mixed-use facility will be comprised of rentable storage space and office space for the Company’s corporate headquarters.  Construction is expected to be completed during the fourth quarter of 2013.  At September 30, 2013 and December 31, 2012, development costs for this project totaled $17.4 million and $4.7 million, respectively.  These costs are capitalized to construction in progress while the project is under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the second quarter of 2013, the Company entered into contracts for the construction of a storage facility located in Bronx, NY.  Construction is expected to be completed during the first quarter of 2014.  At September 30, 2013, development costs for this project totaled $13.2 million.  These costs are capitalized to construction in progress while the project is under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

2012 Acquisitions

During 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six facilities with a purchase price of approximately $201.9 million. The six facilities purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million.  The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the nine months ended September 30, 2013 was approximately $4.5 million.  In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which includes an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in a partnership that owned nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”), for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the facilities.  Following the purchase, the Company wholly owned the nine storage facilities which were unencumbered and had a fair value of $102 million at acquisition.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the nine months ended September 30, 2013 was approximately $6.2 million.

During 2012, the Company acquired an additional 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.2 million. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the nine months ended September 30, 2013 was approximately $7.9 million.  In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which includes an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE

On September 26, 2011, the Company contributed $15.4 million in cash for a 50% interest in a partnership that owns nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”). The other partner held the remaining 50% interest in the partnership.  HSREV was not consolidated because the Company was not the primary beneficiary, the limited partners had the ability to dissolve or remove the Company without cause and the Company did not possess substantive participating rights.  The Company accounted for its unconsolidated interest in its real estate venture using the equity method.  The Company’s investment in HSREV was included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheet and earnings attributable to HSREV were presented in Equity in loss of real estate venture on the Company’s consolidated statements of operations.

As explained in note 4, on September 28, 2012, the Company purchased the remaining 50% ownership in HSREV, for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the facilities.  As noted above, the Company previously accounted for its investment in HSREV using the equity method. As a result of this transaction, the Company obtained control of HSREV.  The Company’s original 50% interest was remeasured and as a result, during the three and nine months ended September 30, 2012, the Company recorded a gain of approximately $7.0 million, which is reflected in Gain from remeasurement of investment in real estate venture on the accompanying statements of operations.

The Company’s equity in the loss of the real estate venture for the three and nine months ended September 30, 2012 was approximately $0.3 million and $0.7 million, respectively.

The following is a summary of results of operations of the real estate venture for the three and nine months ended September 30, 2012 (in thousands).

	Three months ended	Nine months ended
	September 30, 2012

Revenue	$2,426	$7,229
Operating expenses	1,057	3,010
Interest expense, net	880	2,690
Depreciation and amortization	897	2,691
Net loss	(408)	(1,162)
Company’s share of loss	(284)	(745)

The results of operations above include the periods from July 1, 2012 through September 28, 2012 and January 1, 2012 through September 28, 2012, the date of the Company’s acquisition of the remaining 50% ownership interest.

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

As of September 30, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, $88.3 million of unsecured revolving credit facility borrowings were outstanding and $211.5 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  In connection with the unsecured borrowings, the Company had interest rate swaps as of September 30, 2013 that fix 30-day LIBOR (see note 10).  As of September 30, 2013, borrowings under the Credit Facility and Term Loan Facility, as amended, had an effective weighted average interest rate of 2.84%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at September 30, 2013 and no further borrowings may be made under that facility and those term loans.  The Company’s ability to borrow under the revolving facility is subject to ongoing compliance with certain financial covenants which include:

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

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2013	2012	Interest Rate	Date
	(dollars in thousands)

YSI 7	$-	$2,962	6.50%	Jun-13
YSI 8	-	1,692	6.50%	Jun-13
YSI 9	-	1,862	6.50%	Jun-13
YSI 17	-	3,846	6.32%	Jul-13
YSI 27	-	461	5.59%	Nov-13
YSI 30	-	6,765	5.59%	Nov-13
USIFB	6,678	7,221	3.57%	Dec-13
YSI 11	2,217	2,276	5.87%	Jan-14
YSI 5	2,923	3,001	5.25%	Jan-14
YSI 28	1,422	1,460	5.59%	Mar-14
YSI 10	3,862	3,928	5.87%	Jan-15
YSI 15	1,746	1,784	6.41%	Jan-15
YSI 52	4,592	4,721	5.63%	Jan-15
YSI 58	8,752	8,974	2.97%	Jan-15
YSI 29	12,906	13,060	3.69%	Aug-15
YSI 20	56,923	58,524	5.97%	Nov-15
YSI 59	9,466	9,603	4.82%	Mar-16
YSI 60	3,684	3,725	5.04%	Aug-16
YSI 51	7,246	7,325	5.15%	Sep-16
YSI 35	4,300	4,373	6.90%	Jul-19	(a)
YSI 33	10,750	10,930	6.42%	Jul-19
YSI 26	8,986	9,102	4.56%	Nov-20
YSI 57	3,154	3,195	4.61%	Nov-20
YSI 55	24,237	24,502	4.85%	Jun-21
YSI 24	28,682	29,141	4.64%	Jun-21
Unamortized fair value adjustment	3,574	4,326

Total mortgage loans and notes payable	$206,100	$228,759

(a)                 This borrowing has a fixed interest rate for the first five years of the term, and the rate then resets and remains constant over the final five years of the loan term.

The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at September 30, 2013 (in thousands):

2013	$7,982
2014	11,633
2015	86,978
2016	21,342
2017	1,915
2018 and thereafter	72,676
Total mortgage payments	202,526
Plus: Unamortized fair value adjustment	3,574
Total mortgage indebtedness	$206,100

The Company currently intends to fund its remaining 2013 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($211.5 million available as of September 30, 2013).

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2013 (dollars in thousands):

	Unrealized losses on interest rate swaps		Unrealized loss on foreign currency translation	Total

Balance at December 31, 2012	$(18,973)		$(823)	$(19,796)
Other comprehensive gain before reclassifications	2,542		42	2,584
Amounts reclassified from accumulated other comprehensive loss	4,586	(a)	-	4,586
Net current-period other comprehensive income	7,128		42	7,170

Balance at September 30, 2013	$(11,845)		$(781)	$(12,626)

(a)         See note 10 for additional information about the effects of the amounts reclassified.

10.  RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2013 and December 31, 2012, respectively (dollars in thousands):

						Fair Value
Hedge		Notional				September 30,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2013	2012

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,379)	$(1,873)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,379)	(1,875)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(689)	(937)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(1,325)	(2,378)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(878)	(1,583)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(880)	(1,583)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(444)	(799)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(2,160)	(3,433)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(2,186)	(3,470)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(1,092)	(1,734)
		$400,000				$(12,412)	$(19,665)

(a)         Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of September 30, 2013 and December 31, 2012, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized losses on interest rate swaps reflects a reclassification of approximately $4.6 million of unrealized losses from accumulated other comprehensive loss and $0.1 million of unrealized losses from noncontrolling interests in the Operating Partnership as an increase to interest expense during the nine months ended September 30, 2013.

11.  FAIR VALUE MEASUREMENTS

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

Financial assets and liabilities carried at fair value as of September 30, 2013 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$12,412	$-

Total liabilities at fair value	$-	$12,412	$-

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2013 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of September 30, 2013, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During the three and nine months ended September 30, 2012, the Company recorded a nonrecurring Level 3 fair value measurement gain of approximately $7.0 million resulting from the remeasurement of its investment in an unconsolidated real estate venture (see note 5).  Fair value for those assets measured using Level 3 inputs was determined through the use of a direct capitalization approach. The direct capitalization approach applies a projected yield for the investment to the estimated stabilized income for the facility.  Yield rates utilized in this approach are derived from market transactions as well as other financial and industry data. The yield rates used in determining the fair value of HSREV ranged from 6%-7%.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2013 and December 31, 2012.   The aggregate carrying value of the Company’s debt was $1,044.4 million and $1,023.8 million at September 30, 2013 and December 31, 2012, respectively.  The estimated fair value of the Company’s debt was $1,058.7 million and $1,017.3 million at September 30, 2013 and December 31, 2012, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2013 and December 31, 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Variable Interests in Consolidated Real Estate Joint Ventures

USIFB, LLP (“the Venture”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the Venture through a wholly-owned subsidiary and the Venture commenced operations at two facilities in London, England during 2008.  The Company determined that the Venture is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of the Venture.  At September 30, 2013, the Venture had total assets of $12.0 million and total liabilities of $7.4 million, including two mortgage loans totaling $6.7 million secured by storage facilities with a net book value of $11.4 million.  At September 30, 2013, the Venture’s creditors had no recourse to the general credit of the Company.

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

Approximately 1.6% and 2.4% of the outstanding OP Units as of September 30, 2013 and December 31, 2012, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At September 30, 2013 and December 31, 2012, 2,280,730 and 3,293,730 OP units, respectively, were outstanding. The per Unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the 10 trading days ending prior to CubeSmart’s receipt of the redemption notice for the applicable Unit.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value at September 30, 2013 and December 31, 2012, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $7.7 million and $19.5 million at September 30, 2013 and December 31, 2012, respectively.

13.  RELATED PARTY TRANSACTIONS

Corporate Office Leases

Subsequent to its entry into lease agreements with related parties for office space, the Operating Partnership entered into sublease agreements with various unrelated tenants for the related office space.  Each of these office properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by former executives. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the term of each lease agreement, the period for which the Operating Partnership may extend the term of each lease agreement, and the minimum and maximum rents payable per month during the term.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of payments incurred under these lease agreements for each of the nine month periods ended September 30, 2013 and 2012, was approximately $0.4 million.

Total future minimum rental payments due in accordance with the related party lease agreements and total future cash receipts due from our subtenants as of September 30, 2013 are as follows:

	Due to Related Party Amount	Due from Subtenant Amount
	(in thousands)

2013	$125	$79
2014	499	315
	$624	$394

14.  DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2013, discontinued operations relates to 13 self-storage facilities that the Company sold during 2013 and 21 facilities that were held for sale as of September 30, 2013.  Each of the sales during 2013 resulted in the recognition of a gain, which in the aggregate totaled $9.5 million. For the three and nine months ended September 30, 2012, discontinued operations relates to 13 self-storage facilities that the Company sold during 2013, 21 facilities that were held for sale as of September 30, 2013 and 26 facilities that the Company sold during 2012.

The following table summarizes the revenue and expense information for the period the Company owned the facilities classified as discontinued operations during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

REVENUES
Rental income	$2,701	$4,724	$9,331	$16,086
Other property related income	405	675	1,391	2,067
Total revenues	3,106	5,399	10,722	18,153
OPERATING EXPENSES
Property operating expenses	1,019	2,633	4,183	8,399
Depreciation and amortization	680	1,202	2,338	4,386
Total operating expenses	1,699	3,835	6,521	12,785
OPERATING INCOME	1,407	1,564	4,201	5,368
Income from discontinued operations	1,407	1,564	4,201	5,368
Gain from disposition of discontinued operations	9,310	197	9,538	6,403
Income from discontinued operations	$10,717	$1,761	$13,739	$11,771

15.  PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2013 and 2012, the Company acquired 14 self-storage facilities for an aggregate purchase price of approximately $133.1 million (see note 4) and 37 self-storage facilities for an aggregate purchase price of approximately $432.3 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2013 and 2012 based on the assumptions described above:

	Nine Months Ended September 30,
	2013	2012
	(in thousands, except per share data)

Pro forma revenue	$242,344	$230,026
Pro forma net income (loss) from continuing operations	$11,160	$3,178
Net (loss) income per common share from continuing operations
Basic and diluted - as reported	$0.00	$(0.13)
Basic and diluted - as pro forma	$0.08	$0.03

The following table summarizes the Company’s revenue and earnings related to the 2013 and 2012 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated income statement for the three and nine months ended September 30, 2013 and 2012:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total revenue	$2,683	$5,683	$3,472	$9,356
Net loss	$(1,564)	$(3,023)	$(2,198)	$(5,133)

16.  SUBSEQUENT EVENTS

Subsequent to September 30, 2013, the Company sold 22 facilities located in California, Ohio, Tennessee, Texas and Wisconsin, 21 of which were considered held-for-sale as of September 30, 2013, for approximately $90.0 million.

Subsequent to September 30, 2013, the Company acquired one facility located in Maryland for $15.4 million (including the assumption of $8.5 million of debt).

On October 28, 2013, the Company entered into a Purchase and Sale Agreement (the “HAC Purchase Agreement”) to acquire 29 self-storage facilities located in Houston and Austin, Texas and one self-storage facility located in Charlotte, North Carolina.  At the time of the execution of the HAC Purchase Agreement, $20 million was deposited in escrow.  In addition, on October 28, 2013, the Company entered into a Purchase and Sale Agreement (the “GJR Purchase Agreement”) to acquire six self-storage facilities located in Houston, Texas.  At the time of the execution of the GJR Purchase Agreement, $5 million was deposited in escrow.  The closings of the acquisitions are expected to occur during the fourth quarter of 2013.

At a regularly scheduled meeting of our Board of Trustees (the “Board”) on November 6, 2013, Dean Jernigan, our Chief Executive Officer and Trustee, submitted written notice of his resignation from our Board effective December 31, 2013 concurrent with his resignation as the Company’s Chief Executive Officer which was previously announced in June 2012.  Mr. Jernigan’s resignation is not the result of any disagreement with the Company relating to the Company’s operations, policies or practices. Mr. Jernigan also confirmed his previously announced resignation from his office of Chief Executive Officer.  In connection with the receipt of Mr. Jernigan’s resignation from the Board, our Board appointed Christopher P. Marr as a member of our Board upon the effective date of Mr. Jernigan’s resignation.  As previously disclosed, on February 20, 2013, Mr. Marr was appointed President and Chief Executive Officer of the Company effective upon Mr. Jernigan’s retirement date.  Mr. Marr will stand for election to our Board at the next regularly scheduled meeting of the Company’s shareholders.

At a regularly scheduled meeting of our Board on November 6, 2013, our Board authorized the Company to enter into an Advisory Agreement dated November 6, 2013 with Mr. Jernigan.  Under the Advisory Agreement, Mr. Jernigan may be asked to perform advisory and consulting services to the Company at the direction of the Company’s Chief Executive Officer.  The Company anticipates Mr. Jernigan will devote no more than 20 hours each calendar quarter to provide services under the Agreement.  Mr. Jernigan will be paid an hourly rate of $1,000 for each hour of advisory or consulting services performed for the Company pursuant to the Advisory Agreement.  The Company paid Mr. Jernigan a $10,000 retainer against future billings by Mr. Jernigan under the Advisory Agreement.  The Advisory Agreement extends for a period not to exceed December 31, 2016, but is terminable earlier due to Mr. Jernigan’s death, by mutual agreement, or on 90 days prior written notice by either party at any time after December 31, 2014.

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

Overview

The Company is an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2013 and December 31, 2012, the Company owned 382 and 381 self-storage facilities, respectively, totaling approximately 25.8 million and 25.5 million rentable square feet, respectively.  As of September 30, 2013, the Company owned facilities in the District of Columbia and the following 21 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah, Virginia and Wisconsin.  In addition, as of September 30, 2013, the Company managed 136 facilities for third parties, bringing the total number of facilities which it owned and/or managed to 518.  As of September 30, 2013, the Company managed facilities for third parties in the following 25 states: Alabama, Arkansas , California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

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

The Company’s self-storage facilities are located in major metropolitan and rural areas and have numerous tenants per facility.  No single tenant represents a significant concentration of our revenues.  The facilities in New York, Florida, Texas and California provided approximately 17%, 15%, 10% and 10%, respectively, of total revenues for the nine months ended September 30, 2013.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributable to the value of in-place leases.  This intangible asset is generally amortized to expense over the expected remaining term of the in-place leases.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.   Accordingly, to date no portion of the purchase price for an acquired facility has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of tenant relationships, because the Company does not have any concentrations of significant tenants and the average tenant turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2013 and 2012.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing.  However, each potential transaction is evaluated based on its separate facts and circumstances.  Facilities classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell.

Revenue Recognition

Management has determined that all of our leases with tenants are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month.

The Company recognizes gains from disposition of facilities only upon closing in accordance with the guidance on sales of real estate.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale.  Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented.   We consider a facility to be stabilized once it has achieved an occupancy rate representative of similar self-storage facilities in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  Same-store results are considered to be useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At September 30, 2013, there were 299 same-store facilities and 62 non-same-store facilities, of which 51 were 2012 and 2013 acquisitions, 11 were facilities that were not stabilized, had been damaged by natural disaster or had undergone significant renovation.  In addition, 21 were facilities were held for sale as of September 30, 2013.

Acquisition and Disposition Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At September 30, 2013 and 2012, the Company owned 382 and 387 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2012 through September 30, 2013:

	2013	2012

Balance - January 1	381	370
Facilities acquired	1	6
Facilities sold	(5)	-
Balance - March 31	377	376
Facilities acquired	9	2
Facilities sold	-	(8)
Balance - June 30	386	370
Facilities acquired	4	24
Facilities sold	(8)	(7)
Balance - September 30	382	387
Facilities acquired		5
Facilities sold		(11)
Balance - December 31		381

Comparison of the three months ended September 30, 2013 to the three months ended September 30, 2012 (in thousands, except property counts, occupancies and rates)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change
REVENUES
Rental income	$56,885	$53,227	$3,658	6.9%	$16,182	$7,977	$-	$-	$73,067	$61,204	$11,863	19.4%
Other property related income	6,200	5,614	586	10.4%	1,694	1,061	686	390	8,580	7,065	1,515	21.4%
Property management fee income	-	-	-	-	-	-	1,185	1,094	1,185	1,094	91	8.3%
Total revenues	63,085	58,841	4,244	7.2%	17,876	9,038	1,871	1,484	82,832	69,363	13,469	19.4%

OPERATING EXPENSES
Property operating expenses	20,573	20,202	371	1.8%	5,994	3,102	3,537	3,762	30,104	27,066	3,038	11.2%
NET OPERATING INCOME (LOSS)	$42,512	$38,639	$3,873	10.0%	$11,882	$5,936	$(1,666)	$(2,278)	$52,728	$42,297	$10,431	24.7%

Property count	299	299			62	43			361	342
Total square footage	19,950	19,950			4,393	3,013			24,343	22,963
Period End Occupancy (1)	90.0%	85.2%			87.6%	82.8%			89.6%	84.9%
Period Average Occupancy (2)	90.5%	85.5%
Realized annual rent per occupied square foot (3)	$12.61	$12.48

Depreciation and amortization									28,495	28,734	(239)	-0.8%
General and administrative									7,326	6,860	466	6.8%
Subtotal									35,821	35,594	227	0.6%
OPERATING INCOME									16,907	6,703	10,204	152.2%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(9,995)	(11,092)	1,097	9.9%
Loan procurement amortization expense									(536)	(699)	163	23.3%
Acquisition related costs									(470)	(1,527)	1,057	69.2%
Equity in loss of real estate venture									-	(284)	284	100.0%
Gain from remeasurement of investment in real estate venture									-	7,023	(7,023)	-100.0%
Other									(22)	166	(188)	-113.3%
Total other expense									(11,023)	(6,413)	(4,610)	-71.9%

INCOME FROM CONTINUING OPERATIONS									5,884	290	5,594	1929.0%

DISCONTINUED OPERATIONS
Income from discontinued operations									1,407	1,564	(157)	-10.0%
Gain from disposition of discontinued operations									9,310	197	9,113	4625.9%
Total discontinued operations									10,717	1,761	8,956	508.6%
NET INCOME									16,601	2,051	14,550	709.4%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(257)	(5)	(252)	-5040.0%
Noncontrolling interests in subsidiaries									(2)	(410)	408	99.5%

NET INCOME ATTRIBUTABLE TO THE COMPANY									$16,342	$1,636	$14,706	898.9%

(1)              Represents occupancy at September 30th of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $61.2 million during the three months ended September 30, 2012 to $73.1 million during the three months ended September 30, 2013, an increase of $11.9 million, or 19.4%. This increase is primarily attributable to $8.2 million of additional income from the facilities acquired in 2012 and 2013 and increases in average occupancy on the same-store portfolio which contributed $3.7 million to the increase in rental income during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Other property related income increased from $7.1 million during the three months ended September 30, 2012 to $8.6 million during the three months ended September 30, 2013, an increase of $1.5 million, or 21.4%.  This increase is primarily attributable to $0.6 million of additional income from the 2012 and 2013 acquisitions and increased tenant insurance commissions on the same-store portfolio of $0.5 million during the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.

Operating Expenses

Property operating expenses increased from $27.1 million during the three months ended September 30, 2012 to $30.1 million during the three months ended September 30, 2013, an increase of $3.0 million, or 11.2%.  This increase is primarily attributable to $2.9 million of increased expenses associated with newly acquired facilities as well as increased expenses on the same-store portfolio.  The escalation in same-store expenses is primarily associated with expected increases in real estate tax assessments.

Other Income (Expense)

Interest expense decreased from $11.1 million during the three months ended September 30, 2012 to $10.0 million during the three months ended September 30, 2013, a decrease of $1.1 million, or 9.9%.  The decrease is attributable to a lower weighted average effective interest rate for the three months ended September 30, 2013.  The weighted average effective interest rate of our outstanding debt decreased from 4.28% for the three months ended September 30, 2012 to 3.75% for the three months ended September 30, 2013 as a result of the repayment of secured debt and amendments to our Term Loan Facility and Credit Facility. This decrease was partially offset by a higher average debt balance during the three months ended September 30, 2013 of $1,065.2 million, up from $1,019.3 million during the three months ended September 30, 2012.

Acquisition related costs decreased from $1.5 million during the three months ended September 30, 2012 to $0.5 million during the three months ended September 30, 2013.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.  The Company acquired four facilities during the three months ended September 30, 2013 compared to 24 facilities during the same period in 2012.

Gain from remeasurement of investment in real estate venture was $7.0 million for the three months ended September 30, 2012, with no comparable gains during the 2013 period.  This gain is related to the HSREV interest remeasurement following the purchase of the remaining 50% ownership in the venture.

Discontinued Operations

Income from discontinued operations decreased from $1.6 million for the three months ended September 30, 2012 to $1.4 million for the three months ended September 30, 2013.   Income during the 2013 period represents the results of operations during the quarter for the 8 facilities sold during the quarter as well as the 21 facilities classified as held-for-sale at September 30, 2013 while income during the 2012 period represents the results of operations during the quarter for those facilities plus the 26 facilities that the Company sold during 2012.  Gain from disposition of discontinued operations increased from $0.2 million during the three months ended September 30, 2012 to $9.3 million during the three months ended September 30, 2013.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012 (in thousands, except property counts, occupancies and rates)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change
REVENUES
Rental income	$165,615	$155,321	$10,294	6.6%	$43,060	$16,757	$-	$-	$208,675	$172,078	$36,597	21.3%
Other property related income	17,939	15,195	2,744	18.1%	4,339	2,177	1,937	1,461	24,215	18,833	5,382	28.6%
Property management fee income	-	-	-	-	-	-	3,547	3,217	3,547	3,217	330	10.3%
Total revenues	183,554	170,516	13,038	7.6%	47,399	18,934	5,484	4,678	236,437	194,128	42,309	21.8%

OPERATING EXPENSES
Property operating expenses	61,316	59,463	1,853	3.1%	15,892	7,096	10,738	10,202	87,946	76,761	11,185	14.6%
NET OPERATING INCOME (LOSS)	$122,238	$111,053	$11,185	10.1%	$31,507	$11,838	$(5,254)	$(5,524)	$148,491	$117,367	$31,124	26.5%

Property count	299	299			62	43			361	342
Total square footage	19,950	19,950			4,393	3,013			24,343	22,963
Period End Occupancy (1)	90.0%	85.2%			87.6%	82.8%			89.6%	84.9%
Period Average Occupancy (2)	88.1%	82.4%
Realized annual rent per occupied square foot (3)	$12.56	$12.60

Depreciation and amortization									85,966	79,007	6,959	8.8%
General and administrative									22,454	19,582	2,872	14.7%
Subtotal									108,420	98,589	9,831	10.0%
OPERATING INCOME									40,071	18,778	21,293	113.4%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(31,045)	(29,692)	(1,353)	-4.6%
Loan procurement amortization expense									(1,509)	(2,585)	1,076	41.6%
Acquisition related costs									(2,233)	(2,390)	157	6.6%
Equity in loss of real estate venture									-	(745)	745	100.0%
Gain from remeasurement of investment in real estate venture									-	7,023	(7,023)	-100.0%
Other									(282)	(12)	(270)	-2250.0%
Total other expense									(35,069)	(28,401)	(6,668)	-23.5%

INCOME (LOSS) FROM CONTINUING OPERATIONS									5,002	(9,623)	14,625	152.0%

DISCONTINUED OPERATIONS
Income from discontinued operations									4,201	5,368	(1,167)	-21.7%
Gain from disposition of discontinued operations									9,538	6,403	3,135	49.0%
Total discontinued operations									13,739	11,771	1,968	16.7%
NET INCOME									18,741	2,148	16,593	772.5%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(240)	106	(346)	-326.4%
Noncontrolling interests in subsidiaries									(1)	(1,918)	1,917	99.9%

NET INCOME ATTRIBUTABLE TO THE COMPANY									$18,500	$336	$18,164	5406.0%

(1)              Represents occupancy at September 30th of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $172.1 million during the nine months ended September 30, 2012 to $208.7 million during the nine months ended September 30, 2013, an increase of $36.6 million, or 21.3%. This increase is primarily attributable to $26.3 million of additional income from the facilities acquired in 2012 and 2013 and increases in average occupancy on the same-store portfolio, which contributed $10.3 million to the increase in rental income during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Other property related income increased from $18.8 million during the nine months ended September 30, 2012 to $24.2 million during the nine months ended September 30, 2013, an increase of $5.4 million, or 28.6%.  This increase is primarily attributable to $2.2 million of additional income from the 2012 and 2013 acquisitions and increased tenant insurance commissions on the same-store portfolio of $2.0 million during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Operating Expenses

Property operating expenses increased from $76.8 million during the nine months ended September 30, 2012 to $87.9 million during the nine months ended September 30, 2013, an increase of $11.1 million, or 14.6%.  This increase is primarily attributable to $8.8 million of increased expenses associated with newly acquired facilities as well as increased expenses on the same-store portfolio.

The escalation in same-store expenses is primarily associated with snow removal and utilities due to a colder winter in 2013 compared to the prior year as well as expected increases in real estate tax assessments.

Depreciation and amortization increased from $79.0 million in the nine months ended September 30, 2012 to $86.0 million in the nine months ended September 30, 2013, an increase of $7.0 million, or 8.8%.  This increase is primarily attributable to depreciation and amortization expense related to the 2012 and 2013 acquisitions.

Other Income (Expense)

Interest expense increased from $29.7 million during the nine months ended September 30, 2012 to $31.0 million during the nine months ended September 30, 2013, an increase of $1.3 million, or 4.6%.  The increase is attributable to a higher amount of outstanding debt in 2013.  To fund a portion of the Company’s growth, the average debt balance during the nine months ended September 30, 2013 increased approximately $130.4 million from the same period in 2012, from $907.3 million to $1,037.7 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.33% for the nine months ended September 30, 2012 to 3.99% for the nine months ended September 30, 2013 as a result of the repayment of secured debt and amendments to our Term Loan Facility and Credit Facility.

Loan procurement amortization expense decreased from $2.6 million during 2012 to $1.5 million during 2013.  This decrease is the result of accelerated amortization expense in the prior year related to early repayment of debt.

Gain from remeasurement of investment in real estate venture was $7.0 million for the nine months ended September 30, 2012, with no comparable gains during the 2013 period.  This gain is related to the HSREV interest remeasurement from the purchase of the remaining 50% ownership in the venture.

Discontinued Operations

Income from discontinued operations decreased from $5.4 million for the nine months ended September 30, 2012 to $4.2 million for the nine months ended September 30, 2013.  Income during the 2013 period represents the results of operations during the year for the 13 facilities sold during the year as well as the 21 facilities classified as held-for-sale at September 30, 2013 while income during the 2012 period represents the results of operations during the year for those facilities plus the 26 facilities that the Company sold during 2012. Gain from disposition of discontinued operations increased from $6.4 million during the nine months ended September 30, 2012 to $9.5 million during the nine months ended September 30, 2013.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Cash Flows

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2013 and 2012 is as follows (in thousands):

	Nine Months Ended September 30,
	2013	2012	Change
Net cash flows provided by (used in):
Operating activities	$103,891	$86,069	$17,822
Investing activities	$(130,273)	$(260,659)	$130,386
Financing activities	$24,827	$168,228	$(143,401)

Cash flows provided by operating activities for the nine months ended September 30, 2013 and 2012 were $103.9 million and $86.1 million, respectively, an increase of $17.8 million.  Our principal source of cash flow is from the operation of our facilities. Our increased cash flow from operating activities is primarily attributable to our 2012 acquisitions and increased net operating income levels for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.  The 2012 acquisitions, the majority of which were completed during the third quarter of 2012, contributed to the increase in operating cash flows as the facilities were owned and operated for the full nine month period ended September 30, 2013 as opposed to limited operations during the same period in 2012.

For the nine months ended September 30, 2013 and 2012, cash flows used in investing activities were $130.3 million and $260.7 million, respectively, a decrease of $130.4 million.  Cash flows used in investing activities, except for recurring capital expenditures, are typically non-recurring and fluctuate based on acquisition and disposition activity.  The decrease was the result of lower acquisition activity during the nine months of 2013. During the 2012 period, the Company acquired 32 facilities compared to 14 facilities during the same period in 2013, a decrease in cash used for acquisitions of $143.6 million.  This decrease is partially offset by $25.6 million in development costs incurred during the nine months ended September 30, 2013 relating to facilities under development.

For the nine months ended September 30, 2013 and 2012, cash flows provided by financing activities were $24.8 million and $168.2 million, respectively, a decrease of $143.4 million.  Cash flows provided by financing activities are primarily used to fund investing activities.  The decrease in cash flows provided by financing activities correlates to the decrease in cash flows used in investing activities as a result of fewer acquisitions during the nine months of 2013.  This decrease is partially offset by increased distributions during the nine months ended September 30, 2013 as compared to the same period in 2012.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, costs to develop facilities and recurring capital expenditures.  These funding requirements will vary from year to year, in some cases significantly.  We expect remaining recurring capital expenditures in the 2013 fiscal year to be approximately $7.0 million to $12.0 million.  In addition, we expect costs associated with development activities for the remainder of the 2013 fiscal year to be approximately $3.0 million to $6.0 million.  Our currently scheduled principal payments on debt (including debt maturities) are approximately $8.0 million for the remainder of 2013.

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

As of September 30, 2013, we had approximately $2.9 million in available cash and cash equivalents.  In addition, we had approximately $211.5 million of availability for borrowings under our Credit Facility.

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

As of September 30, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $300 million of unsecured term loan borrowings were outstanding under the Credit Facility, $88.3 million of unsecured revolving credit facility borrowings were outstanding and $211.5 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.

In connection with the unsecured borrowings, the Company had interest rate swaps as of September 30, 2013 that fix 30-day LIBOR.

Applicable Hedging Arrangements
Notional Amount	Maturity Date	Effective LIBOR Fixed Rate
$100 million	June 2016	1.803%
$200 million	March 2017	1.336%
$100 million	June 2018	2.468%

As of September 30, 2013, borrowings under the Credit Facility and Term Loan Facility, as amended, had an effective weighted average interest rate of 2.84%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at September 30, 2013 and no further borrowings may be made under that facility and those term loans.  The Company’s ability to borrow under the revolving facility is subject to ongoing compliance with certain financial covenants which include:

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

At The Market Program

Pursuant to our previous sales agreement with Cantor Fitzgerald & Co. (the “Previous Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Previous Sales Agreement”), the Company had the option to sell up to 20 million common shares at “at the market” prices. From January 1, 2013 until the termination of the Previous Sales Agreement on May 7, 2013, we sold 0.1 million common shares under the Previous Sales Agreement with an average sales price of $15.30 per share, resulting in gross proceeds of $1.5 million under the program ($165.3 million of gross proceeds and 16.2 million shares sold with an average sales price of $10.19 since program inception in 2009). The Company incurred $0.02 million of offering costs in conjunction with the 2013 sales. The proceeds from the sales conducted during the nine months ended September 30, 2013 under the Previous Sales Agreement were used to fund general working purposes.

On May 7, 2013, the Company terminated the Previous Sales Agreement with the Previous Sales Agent and entered into separate Equity Distribution Agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”).   Pursuant to the Equity Distribution Agreements, the Company may sell, from time to time, up to 12 million common shares of beneficial interest through the Sales Agents.  From the inception of the Equity Distribution Agreements on May 7, 2013 to September 30, 2013, the Company sold 3.0 million shares under the Equity Distribution Agreements, with an average sales price of $17.33 per share, resulting in gross proceeds of $52.0 million under the program.  The Company incurred $1.0 million of offering costs in conjunction with the sales.  The proceeds from the sales conducted under the Equity Distribution Agreements from the inception of such agreements on May 7, 2013 to September 30, 2013 were used to fund acquisitions of storage facilities and general working purposes.  As of September 30, 2013, 9.0 million common shares remained available for issuance under the Equity Distribution Agreements.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, acquisition related costs, equity in loss of real estate venture, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gain from disposition of discontinued operations, other income, gain from remeasurement of investment in real estate venture and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

Management uses FFO as a key performance indicator in evaluating the operations of the Company’s facilities. Given the nature of its business as a real estate owner and operator, the Company considers FFO to be a key measure of its operating performance that is not specifically defined by accounting principles generally accepted in the United States. The Company believes that FFO is useful to management and investors as a starting point in measuring its operational performance because it excludes various items included in net income that do not relate to or are not indicative of its operating performance - such as gains (or losses) from sales of property, gains from remeasurement of investment in real estate ventures, impairments of depreciable assets, and depreciation - and which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

The following table presents a reconciliation of net income to FFO for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss) attributable to common shareholders	$14,840	$134	$13,994	$(4,170)

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	28,116	28,170	84,836	77,930
Real property - discontinued operations	680	1,416	2,339	4,387
Company’s share of unconsolidated real estate ventures	-	513	-	1,540
Noncontrolling interest’s share of consolidated real estate ventures	-	(191)	-	(1,049)
Gains from sale of real estate	(9,310)	(197)	(9,538)	(6,403)
Gain from remeasurement of investment in real estate venture	-	(7,023)	-	(7,023)
Noncontrolling interests in the Operating Partnership	257	5	240	(106)

FFO	$34,583	$22,827	$91,871	$65,106

Add (deduct):
Acquisition related costs	470	1,527	2,233	2,390

FFO, as adjusted	$35,053	$24,354	$94,104	$67,496

Weighted-average diluted shares and units outstanding	140,387	130,384	138,962	129,222

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

As of September 30, 2013 our consolidated debt consisted of $851.2 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  As of September 30, 2013, there was $193.2 million of outstanding mortgages and credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.9 million per year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.9 million per year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $42.6 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $46.6 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three-month period ended September 30, 2013:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 – July 31	-	$-	N/A	3,000,000
August 1 – August 31	3,665	17.54	N/A	3,000,000
September 1 – September 30	-	-	N/A	3,000,000
Total	3,665	$17.54	N/A	3,000,000

_______________

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

ITEM 5. OTHER INFORMATION

At a regularly scheduled meeting of our Board of Trustees (the “Board”) on November 6, 2013, Dean Jernigan, our Chief Executive Officer and Trustee, submitted written notice of his resignation from our Board effective December 31, 2013 concurrent with his resignation as the Company’s Chief Executive Officer which was previously announced in June 2012.  Mr. Jernigan’s resignation is not the result of any disagreement with the Company relating to the Company’s operations, policies or practices. Mr. Jernigan also confirmed his previously announced resignation from his office of Chief Executive Officer.  In connection with the receipt of Mr. Jernigan’s resignation from the Board, our Board appointed Christopher P. Marr as a member of our Board upon the effective date of Mr. Jernigan’s resignation.  As previously disclosed, on February 20, 2013, Mr. Marr was appointed President and Chief Executive Officer of the Company effective upon Mr. Jernigan’s retirement date.  Mr. Marr will stand for election to our Board at the next regularly scheduled meeting of the Company’s shareholders.

At a regularly scheduled meeting of our Board on November 6, 2013, our Board authorized the Company to enter into an Advisory Agreement dated November 6, 2013 with Mr. Jernigan.  Under the Advisory Agreement, Mr. Jernigan may be asked to perform advisory and consulting services to the Company at the direction of the Company’s Chief Executive Officer.  The Company anticipates Mr. Jernigan will devote no more than 20 hours each calendar quarter to provide services under the Agreement.  Mr. Jernigan will be paid an hourly rate of $1,000 for each hour of advisory or consulting services performed for the Company pursuant to the Advisory Agreement.  The Company paid Mr. Jernigan a $10,000 retainer against future billings by Mr. Jernigan under the Advisory Agreement.  The Advisory Agreement extends for a period not to exceed December 31, 2016, but is terminable earlier due to Mr. Jernigan’s death, by mutual agreement, or on 90 days prior written notice by either party at any time after December 31, 2014.

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description
10.1†	Advisory Agreement. (filed herewith)
12.1	Statement regarding Computation of Ratios of CubeSmart. (filed herewith)
12.2	Statement regarding Computation of Ratios of CubeSmart L.P. (filed herewith)
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

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

_______________

†                               Denotes a management contract or compensatory plan, contract or arrangement

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: November 8, 2013	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: November 8, 2013	By:	/s/ Dean Jernigan
Dean Jernigan, Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description
10.1†	Advisory Agreement.
12.1	Statement regarding Computation of Ratios of CubeSmart.
12.2	Statement regarding Computation of Ratios of CubeSmart L.P.
31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following CubeSmart and CubeSmart, L.P. financial information for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

_______________

†                               Denotes a management contract or compensatory plan, contract or arrangement