Form 10-K
period 2013-12-31
CubeSmart; CubeSmart, L.P.
filed 2014-02-28
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒                    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32324 (CubeSmart)

Commission file number 000-54662 (CubeSmart, L.P.)

CUBESMART

CUBESMART, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (CubeSmart)	20-1024732 (CubeSmart)
Delaware (CubeSmart, L.P.)	34-1837021 (CubeSmart, L.P.)
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5 Old Lancaster Road
Malvern, Pennsylvania	19355
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (610) 535-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share, of CubeSmart	New York Stock Exchange

7.75% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Shares of Beneficial Interest, par value $.01 per share, of CubeSmart

Securities registered pursuant to Section 12(g) of the Act:  Units of General Partnership Interest of CubeSmart, L.P.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CubeSmart	Yes ☒ No ☐
CubeSmart, L.P.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

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

As of June 28, 2013, the last business day of CubeSmart’s most recently completed second fiscal quarter; the aggregate market value of common shares held by non-affiliates of CubeSmart was $2,148,192,535. As of February 25, 2014, the number of common shares of CubeSmart outstanding was 140,289,967.

As of June 28, 2013, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 2,280,730 units of limited partnership (the “Units”) held by non-affiliates of CubeSmart, L.P. was $36,446,065 based upon the last reported sale price of $15.98 per share on the New York Stock Exchange on June 28, 2013 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company, and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2013, owned a 98.4% interest in the Operating Partnership. The remaining 1.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

This report also includes separate Item 9A - Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of  the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended and 18 U.S.C. §1350.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this “Report”, together with other statements and information publicly disseminated by the Parent Company and the Operating Partnership, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information.  In some cases, forward-looking statements can be identified by terminology such as “believes,” “expects,” “estimates,” “may,” “will,” “should,” “anticipates,” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  As a result, you should not rely on or construe any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•         other factors affecting the real estate industry generally or the self-storage industry in particular; and

•         other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

As of December 31, 2013, we owned 366 self-storage facilities located in 20 states and in the District of Columbia containing an aggregate of approximately 24.7 million rentable square feet.  As of December 31, 2013, approximately 88.3% of the rentable square footage at our owned facilities was leased to approximately 192,000 customers, and no single customer represented a significant concentration of our revenues.  As of December 31, 2013 we owned facilities in the District of Columbia and the following 20 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah and Virginia.  In addition, as of December 31, 2013, we managed 160 facilities for third parties, bringing the total number of facilities we owned and/or managed to 526.  As of December 31, 2013, we managed facilities in the following 23 states: Alabama, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

Our self-storage facilities are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats.  Our facilities are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our facilities have an on-site manager during business hours, and 236, or approximately 64%, of our owned facilities have a manager who resides in an apartment at the facility.  Our customers can access their storage cubes during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems.  Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, approximately 78% of our owned facilities include climate controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through its operating partnership, CubeSmart, L.P. (our “Operating Partnership”), and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2013, owned an approximately 98.4% interest in the Operating Partnership.  The Operating Partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities.

In addition, as of December 31, 2013, we owned an economic interest in one unconsolidated real estate venture that owned 35 self-storage facilities located in Texas (34) and North Carolina (1), containing an aggregate of approximately 2.4 million rentable square feet.

Acquisition and Disposition Activity

As of December 31, 2013 and 2012, we owned 366 and 381 facilities, respectively, that contained an aggregate of 24.7 million and 25.5 million rentable square feet with occupancy rates of 88.3% and 84.4%, respectively.

A complete listing of, and additional information about, our facilities is included in Item 2 of this Report.  The following is a summary of our 2013, 2012 and 2011 acquisition and disposition activity:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900
Evanston Asset	Evanston, IL	May 2013	1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013	1	7,150
Miramar Asset	Miramar, FL	June 2013	1	9,000
Stoneham Asset	Stoneham, MA	June 2013	1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013	5	52,400
Staten Island Asset	Staten Island, NY	July 2013	1	13,000
Lewisville Asset	Lewisville, TX	August 2013	1	10,975
Chandler Asset	Chandler, AZ	September 2013	1	10,500
Tempe Asset	Tempe, AZ	September 2013	1	4,300
Clinton Asset	Clinton, MD	November 2013	1	15,375
Katy Asset	Katy, TX	November 2013	1	9,700
Richmond Asset	Richmond, TX	December 2013	1	10,497
Dallas Asset	Dallas, TX	December 2013	1	6,925
Elkridge Asset	Elkridge, MD	December 2013	1	8,200
Fort Lauderdale Asset	Fort Lauderdale, FL	December 2013	1	6,000
			20	$189,822

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400
Tennessee Assets	Multiple locations in TN	August 2013	8	25,000
California/Tennessee/Texas Assets	Multiple locations in CA, TN and TX	October/November 2013	22	90,000
			35	$126,400

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012	1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012	1	6,900
Mansfield Asset	Mansfield, TX	June 2012	1	4,970
Texas Assets	Multiple locations in TX	July 2012	4	18,150
Allen Asset	Allen, TX	July 2012	1	5,130
Norwalk Asset	Norwalk, CT	July 2012	1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/April/August 2012	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012	1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012	2	10,750
Georgia/Florida Assets	Multiple locations in GA and FL	August 2012	3	13,370
Peachtree Asset	Peachtree City, GA	August 2012	1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012	9	102,000
Leetsdale Asset	Denver, CO	September 2012	1	10,600
Orlando/West Palm Beach Assets	Multiple locations in FL	November 2012	2	13,010
Exton/Cherry Hill Assets	Multiple locations in NJ and PA	December 2012	2	7,800
Carrollton Asset	Carrollton, TX	December 2012	1	4,800
			37	$432,340

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/ Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147

2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At December 31, 2013 and 2012, we owned 366 and 381 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2012 through December 31, 2013:

	2013	2012

Balance - January 1	381	370
Facilities acquired	1	6
Facilities sold	(5)	—
Balance - March 31	377	376
Facilities acquired	9	2
Facilities sold	—	(8)
Balance - June 30	386	370
Facilities acquired	4	24
Facilities sold	(8)	(7)
Balance - September 30	382	387
Facilities acquired	6	5
Facilities sold	(22)	(11)
Balance - December 31	366	381

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2013:

•  Facility Acquisitions.  During 2013, we acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million.  In connection with these acquisitions, we allocated a portion of the purchase price to the intangible value of in-place leases which aggregated to $13.5 million.

•  Investment in Unconsolidated Real Estate Venture.  On December 10, 2013, we acquired a 50% ownership interest in 35 self-storage facilities located in Texas (34) and North Carolina (1) through a newly-formed joint venture.  The joint venture paid  $315.7 million for these facilities.  We and our unaffiliated partner in the joint venture each contributed 50% of the capital required to fund the acquisition.  We refer to this joint venture elsewhere in this Report as “HHF.”

•  Facility Dispositions.  During 2013, we sold 35 self-storage facilities located throughout the United States for an aggregate sales price of approximately $126.4 million.  In connection with these sales, we recorded gains that totaled $27.4 million.

•  Credit Facility and Term Loan Amendments.  On June 18, 2013, through amendments to its current unsecured term loans and revolving credit facility, the Company extended certain maturity dates, reduced pricing and adjusted certain covenants of its bank debt instruments.

•  Unsecured Senior Note Issuance.  On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023.

•  Term Loan Repayment.  On December 17, 2013, we repaid a $100 million term loan that was scheduled to mature in 2014 under our Credit Facility.

•  At-The-Market Equity Programs.  During 2013, under our at-the-market programs, we sold a total of 5.7 million common shares at an average sales price of $17.92 per share, resulting in gross proceeds of $102.1 million under the programs.  We incurred $1.8 million of offering costs in conjunction with the sales. At December 31, 2013, 6.4 million common shares remained available for sale under the program.

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

•         Acquire facilities within targeted markets — During 2014, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.

•         Dispose of facilities not in targeted markets — During 2014, we intend to continue to opportunistically reduce exposure in slower growth, lower barrier-to-entry markets.  We intend to use proceeds from these transactions to fund acquisitions within target markets.

•         Grow our third-party management business — We intend to pursue additional third-party management opportunities in markets where we currently maintain management that can be extended to additional facilities.  We intend to leverage our current platform to take advantage of consolidation in the industry.  We plan to utilize our relationships with third-party owners to help source future acquisitions.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities.  Our investment committee, comprised of our named executive officers and led by Christopher P. Marr, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•         Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically three miles around the facility, for its ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including the Northeastern and Middle Atlantic areas of the United States and areas within Georgia, Florida, Texas, Illinois and California and to enter additional markets should suitable opportunities arise.

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

Concentration

Our self-storage facilities are located in major metropolitan areas as well as suburban areas and have numerous customers per facility.  No single customer represented a significant concentration of our 2013 revenues.  Our facilities in New York, Florida, Texas and California provided approximately 17%, 15%, 10% and 9%, respectively, of our total 2013 revenues.  Our facilities in New York, Florida, California and Texas provided approximately 16%, 15%, 10% and 10%, respectively, of our total 2012 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2013, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares, preferred shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 32.8% compared to approximately 33.4% as of December 31, 2012.  Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2013 was approximately 41.3% compared to approximately 40.9% as of December 31, 2012.  We expect to finance additional investments in self-storage facilities through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes.  These capital sources may include borrowings under the revolving portion of our credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities and issuances of common or preferred units in our Operating Partnership in exchange for contributed facilities or cash and formations of joint ventures.  We also may sell facilities that we no longer view as core assets and reallocate the sales proceeds to fund other acquisitions.

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

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Sovran Self Storage, Inc. and Extra Space Storage Inc.  These companies, some of which operate significantly more facilities than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices.  This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire the particular facilities and reduce the demand for self-storage space at our facilities.  Nevertheless, we believe that our experience in operating, managing, acquiring, developing and obtaining financing for self-storage facilities should enable us to compete effectively.

Government Regulation

We are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and various federal, state and local regulations that apply generally to the ownership of real property and the operation of self-storage facilities.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of facilities.  Whenever the environmental assessment for one of our facilities indicates that a facility is impacted by soil or groundwater contamination from prior owners/operators or other sources, we work with our environmental consultants and, where appropriate, state governmental agencies, to ensure that the facility is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.  In certain cases, we have purchased environmental liability insurance coverage to indemnify us against claims for contamination or other adverse environmental conditions that may affect a property.

We are not aware of any environmental cleanup liability that we believe will have a material adverse effect on us.  We cannot assure, however, that these environmental assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner created any material environmental condition not known to us or the independent consultant or that future events or changes in environmental laws will not result in the imposition of environmental liability on us.

We have not received notice from any governmental authority of any material noncompliance, claim or liability in connection with any of our facilities, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our facilities relating to environmental conditions.

We are not aware of any environmental condition with respect to any of our facilities that could reasonably be expected to have a material adverse effect on our financial condition or results of operations, and we do not expect that the cost of compliance with environmental regulations will have a material adverse effect on our financial condition or results of operations.  We cannot assure, however, that this will continue to be the case.

Insurance

We carry comprehensive liability, fire, extended coverage and rental loss insurance covering all of the facilities in our portfolio.  We carry environmental insurance coverage on certain facilities in our portfolio.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.  We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, environmental hazards, because such coverage is not available or is not available at commercially reasonable rates.  Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  We also carry liability insurance to insure against personal injuries that might be sustained at our facilities and director and officer liability insurance.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355.  Our telephone number is (610) 535-5000.

Employees

As of December 31, 2013, we employed 1,442 employees, of whom 194 were corporate executive and administrative personnel and 1,248 were property-level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330 or by accessing the SEC’s website at www.sec.gov.  Our internet website address is www.cubesmart.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, the Operating Partnership’s registration statement on Form 10, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for each of the committees of our Board of Trustees — the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee.  Copies of each of these documents are also available in print free of charge, upon request by any shareholder.  You can obtain copies of these documents by contacting Investor Relations by mail at 5 Old Lancaster Road, Malvern, PA 19355.

ITEM 1A.  RISK FACTORS

Overview

An investment in our securities involves various risks.  Investors should carefully consider the risks set forth below together with other information contained in this Report. These risks are not the only ones that we may face. Additional risks not presently known to us, or that we currently consider immaterial, may also impair our business, financial condition, operating results and ability to make distributions to our shareholders.

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

Many states and jurisdictions are facing severe budgetary problems.  Action that may be taken in response to these problems, such as increases in property taxes on commercial facilities, changes to sales taxes or other governmental efforts, including mandating medical insurance for employees, could adversely impact our business and results of operations.

Our financial performance is dependent upon the economic and other conditions of the markets in which our facilities are located.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors.  Our facilities in New York, Florida, Texas, California, New Jersey, Illinois, and Connecticut accounted for approximately 17%, 15%, 10%, 9%, 6%, 6% and 4%, respectively, of our total 2013 revenues.  As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

•                  there is only limited recourse, or no recourse, to the former owners of newly acquired facilities for unknown or undisclosed liabilities such as the clean-up of undisclosed environmental contamination; claims by customers, vendors or other persons arising on account of actions or omissions of the former owners of the facilities; and claims by local governments, adjoining facility owners, facility owner associations, and easement holders for fees, assessments, taxes on other facility-related changes.  As a result, if a liability were asserted against us based upon ownership of an acquired facility, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

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

We intend to continue to acquire additional facilities.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired facility up to the standards established for our intended market position, the performance of the facility may be below expectations.  Acquired facilities may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure that the performance of facilities acquired by us will increase or be maintained under our management.

Our development activities may be more costly or difficult to complete than we anticipate.

We intend to continue to develop self-storage facilities where market conditions warrant such investment.  Once made, these investments may not produce results in accordance with our expectations. Risks associated with development and construction activities include:

•                  the unavailability of favorable financing sources in the debt and equity markets;

•                  construction cost overruns, including on account of rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;

•                  construction delays and failure to achieve target occupancy levels and rental rates, resulting in a lower than projected return on our investment; and

•                  complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

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

We cannot assure our ability to pay dividends in the future.

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

•                  other risk factors described in this Report.

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

Facility ownership through joint ventures may limit our ability to act exclusively in our interest.

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

We face significant competition for customers and for acquisition and development opportunities.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our facilities.  We compete with numerous developers, owners and operators of self-storage facilities, including other REITs, some of which own or may in the future own facilities similar to ours in the same submarkets in which our facilities are located and some of which may have greater capital resources.  In addition, due to the relatively low cost of each individual self-storage facility, other developers, owners and operators have the capability to build additional facilities that may compete with our facilities.

If our competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our shares and ability to satisfy our debt service obligations could be materially adversely affected.  In addition, increased competition for customers may require us to make capital improvements to our facilities that we would not have otherwise made.  Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders.

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

We also could be sued for personal injuries and/or property damage occurring on our facilities.  We maintain liability insurance with limits that we believe adequate to provide for the defense and/or payment of any damages arising from such lawsuits.  There can be no assurance that such coverage will cover all costs and expenses from such suits.

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

Certain of our facilities serve as collateral for our mortgage-backed debt, some of which we assumed in connection with our acquisition of facilities and requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment.  We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants.  If we cannot comply with a lender’s requirements, the lender could declare a default, which could affect our ability to obtain future financing and have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing.  In addition, we may be required to self-insure against certain losses or our insurance costs may increase.

Potential liability for environmental contamination could result in substantial costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage facilities.  If we fail to comply with those laws, we could be subject to significant fines or other governmental sanctions.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a facility and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination.  Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances.  The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such facility or to borrow using such facility as collateral.  In addition, in connection with the ownership, operation and management of facilities, we are potentially liable for property damage or injuries to persons and property.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities.  We carry environmental insurance coverage on certain facilities in our portfolio.  We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities).  The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us.  However, we cannot assure that our environmental assessments have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not actually known to us or that a material environmental condition does not otherwise exist with respect to any of our facilities.

Americans with Disabilities Act and applicable state accessibility act compliance may require unanticipated expenditures.

Under the ADA, all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state and local laws may also impose access and other similar requirements at our facilities.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance.  If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures, which could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

We are increasingly dependent upon automated information technology processes and Internet commerce, and many of our new customers come from the telephone or over the Internet.  Moreover, the nature of our business involves the receipt and retention of personal information about our customers.  We also rely extensively on third-party vendors to retain data, process transactions and provide other systems services.  These systems and our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer worms, viruses and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack.  In addition, experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns.

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

Risks Related to the Real Estate Industry

Our performance and the value of our self-storage facilities are subject to risks associated with our facilities and with the real estate industry.

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

•                  significant expenditures associated with acquisitions and development projects, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a facility;

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

Because real estate is illiquid, we may not be able to sell facilities when appropriate.

Real estate property investments generally cannot be sold quickly.  Also, the tax laws applicable to REITs require that we hold our facilities for investment, rather than for sale in the ordinary course of business, which may cause us to forgo or defer sales of facilities that otherwise would be in our best interest.  Therefore, we may not be able to dispose of facilities promptly, or on favorable terms, in response to economic or other market conditions, which may adversely affect our financial position.

Risks Related to our Qualification and Operation as a REIT

Failure to qualify as a REIT would subject us to U.S. federal income tax which would reduce the cash available for distribution to our shareholders.

We operate our business to qualify to be taxed as a REIT for federal income tax purposes.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court.  As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws.  In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers.  We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us.  Even a technical or inadvertent mistake could jeopardize our REIT status and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.  Furthermore, Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings, that make it more difficult, or impossible, for us to remain qualified as a REIT.  If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

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

Failure of the Operating Partnership (or a subsidiary partnership or joint venture) to be treated as a partnership would have serious adverse consequences to our shareholders.

If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or joint ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or joint venture would be taxable as a corporation.  In such event we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, a subsidiary partnership or joint venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

To maintain our REIT status, we may be forced to borrow funds on a short-term basis during unfavorable market conditions.

As a REIT, we are subject to certain distribution requirements, including the requirement to distribute 90% of our REIT taxable income, excluding net capital gains, which may result in our having to make distributions at a disadvantageous time or to borrow funds at unfavorable rates.  Compliance with this requirement may hinder our ability to operate solely on the basis of maximizing profits.

We will pay some taxes even if we qualify as a REIT, which will reduce the cash available for distribution to our shareholders.

Even if we qualify as a REIT for federal income tax purposes, we will be required to pay certain federal, state and local taxes on our income and property.  For example, we will be subject to income tax to the extent we distribute less than 100% of our REIT taxable income, including capital gains.  Additionally, we will be subject to a 4% nondeductible excise tax on the amount, if any, by which dividends paid by us in any calendar year are less than the sum of 85% of our ordinary income, 95% of our capital gain net income and 100% of our undistributed income from prior years. Moreover, if we have net income from “prohibited transactions,” that income will be subject to a 100% penalty tax.  In general, prohibited transactions are sales or other dispositions of property held primarily for sale to customers in the ordinary course of business.  The determination as to whether a particular sale is a prohibited transaction depends on the facts and circumstances related to that sale.  We cannot guarantee that sales of our facilities would not be prohibited transactions unless we comply with certain statutory safe-harbor provisions.

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

There can be no assurance that we will be able to refinance our debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of facilities on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to investors

As a result of our interest rate hedges, swap agreements and other, similar arrangements, we face counterparty risks.

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

Recently, domestic financial markets have experienced extreme volatility and uncertainty.  At times in recent years liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets for which we historically sought financing.  Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms; there can be no assurance that we will be able to continue to issue common or preferred equity securities at a reasonable price.  Our ability to finance new acquisitions and refinance future debt maturities could be adversely impacted by our inability to secure permanent financing on reasonable terms, if at all.

The terms and covenants relating to our indebtedness could adversely impact our economic performance.

Like other real estate companies that incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance outstanding indebtedness at maturity.  If our debt cannot be paid, refinanced or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire new facilities.  Failure to make distributions to our shareholders could result in our failure to qualify as a REIT for federal income tax purposes.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any facilities securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of facilities foreclosed on, could threaten our continued viability.

Our Credit Facility contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and net worth tests.  Our ability to borrow under the Credit Facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the Credit Facility and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.  Similarly, the indenture under which we have issued unsecured senior notes contains customary financial covenants, including limitations on incurrence of additional indebtedness.

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

Our organizational documents do not limit the amount of indebtedness that we may incur.  We could alter the balance between our total outstanding indebtedness and the value of our assets at any time.  If we become more highly leveraged, then the resulting increase in debt service could adversely affect our ability to make payments on our outstanding indebtedness and to pay our anticipated distributions and/or the distributions required to maintain our REIT status, and could harm our financial condition.

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

As of December 31, 2013, we had 1,248 property-level personnel involved in the management and operation of our facilities.  The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

Maryland law provides that a trustee or officer has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in our best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.  Our declaration of trust and bylaws require us to indemnify our Trustees and officers for actions taken by them in those capacities on our behalf, to the extent permitted by Maryland law.  Accordingly, in the event that actions taken in good faith by any Trustee or officer impede our performance, our shareholders’ ability to recover damages from that Trustee or officer will be limited.

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

The market price of our common shares has been subject to significant fluctuation and may continue to fluctuate or decline.  Between January 1, 2011 and December 31, 2013, the price of our common shares has ranged from a high of $19.48 (on October 18, 2013) to a low of $8.04 (on October 7, 2011).  In the past several years, REIT securities have experienced high levels of volatility and significant declines in value from their historic highs.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2013, we owned 366 self-storage facilities that contain approximately 24.7 million rentable square feet and are located in 20 states and the District of Columbia.  The following table sets forth summary information regarding our facilities by state as of December 31, 2013.

			Total	% of Total
	Number of	Number of	Rentable	Rentable
State	Facilities	Units	Square Feet	Square Feet	Occupancy

Florida	58	41,488	4,266,972	17.4%	91.0%
Texas	49	25,244	3,191,131	12.9%	87.7%
California	37	22,897	2,585,788	10.5%	88.1%
New York	31	35,211	2,219,593	9.0%	86.4%
Illinois	28	14,346	1,662,180	6.7%	90.3%
Arizona	27	13,998	1,459,919	5.9%	84.3%
New Jersey	23	15,268	1,560,033	6.3%	87.6%
Connecticut	20	9,065	1,040,489	4.2%	88.6%
Georgia	16	9,695	1,184,811	4.8%	88.8%
Ohio	14	8,084	928,434	3.8%	89.8%
Maryland	11	8,534	923,563	3.7%	86.6%
Virginia	9	6,717	692,935	2.8%	87.0%
Colorado	9	4,760	568,039	2.3%	87.1%
Pennsylvania	7	4,828	513,990	2.1%	88.0%
North Carolina	6	3,898	463,459	1.9%	88.1%
Tennessee	5	3,270	467,159	1.9%	90.8%
Massachusetts	5	2,968	268,554	1.1%	80.0%
Utah	4	2,199	239,623	1.0%	88.9%
New Mexico	3	1,614	181,974	0.7%	89.7%
Washington DC	2	1,801	146,277	0.6%	86.9%
Nevada	2	891	97,182	0.4%	86.1%
Total/Weighted Average	366	236,776	24,662,105	100.0%	88.3%

Our Facilities

The following table sets forth additional information with respect to each of our facilities as of December 31, 2013. Our ownership of each facility consists of a fee interest in the facility held by our Operating Partnership, or one of its subsidiaries, except for five of our facilities, which are subject to ground leases.  In addition, small parcels of land at four of our other facilities are subject to ground leases.

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Chandler I, AZ	2005	1985	47,520	83.6%	436	Y	11.4%
Chandler II, AZ	2013	2008	83,859	58.3%	1,188	N	100.0%
Gilbert, AZ	2013	2010	57,430	86.2%	454	N	84.0%
Glendale, AZ	1998	1987	56,807	87.5%	515	Y	0.0%
Green Valley, AZ	2005	1985	25,200	82.5%	257	N	0.0%
Mesa I, AZ	2006	1985	52,375	91.6%	484	N	0.0%
Mesa II, AZ	2006	1981	45,461	83.3%	392	Y	5.1%
Mesa III, AZ	2006	1986	58,264	88.0%	497	Y	0.0%
Phoenix I, AZ	2006	1987	100,775	83.4%	746	Y	0.0%
Phoenix II, AZ	2006	1974	83,415	88.7%	808	Y	0.0%
Scottsdale, AZ	1998	1995	79,825	86.9%	655	Y	0.0%
Tempe I, AZ	2005	1975	53,890	86.5%	405	Y	0.0%
Tempe II, AZ	2013	2007	35,125	87.0%	430	N	71.5%
Tucson I, AZ	1998	1974	59,500	82.9%	480	Y	0.0%
Tucson II, AZ	1998	1988	43,850	87.7%	534	Y	100.0%
Tucson III, AZ	2005	1979	49,832	86.4%	483	N	0.0%
Tucson IV, AZ	2005	1982	48,040	86.4%	486	Y	13.5%
Tucson V, AZ	2005	1982	45,134	79.8%	418	Y	11.7%
Tucson VI, AZ	2005	1982	40,814	85.3%	406	Y	13.2%
Tucson VII, AZ	2005	1982	52,638	87.8%	591	Y	6.9%
Tucson VIII, AZ	2005	1979	46,550	83.5%	439	Y	0.0%
Tucson IX, AZ	2005	1984	67,545	85.9%	599	Y	6.2%
Tucson X, AZ	2005	1981	46,250	85.2%	412	N	0.0%
Tucson XI, AZ	2005	1974	42,700	85.5%	409	Y	0.0%
Tucson XII, AZ	2005	1974	42,225	85.2%	425	Y	4.0%
Tucson XIII, AZ	2005	1974	45,800	82.8%	496	Y	0.0%
Tucson XIV, AZ	2005	1976	49,095	90.3%	553	Y	0.0%
Benicia, CA	2005	1988/93/2005	74,770	91.2%	731	Y	0.0%
Citrus Heights, CA	2005	1987	75,620	86.8%	677	Y	0.0%
Diamond Bar, CA	2005	1988	102,984	90.8%	901	Y	0.0%
Escondido, CA	2007	2002	142,645	91.0%	1,221	Y	11.6%
Fallbrook, CA	1997	1985/88	46,420	87.3%	445	Y	0.0%
Lancaster, CA	2001	1987	60,675	91.4%	337	Y	0.0%
Long Beach, CA	2006	1974	125,121	88.1%	1,351	Y	0.0%
Murrieta, CA	2005	1996	49,855	80.9%	427	Y	4.9%
North Highlands, CA	2005	1980	57,094	84.9%	469	Y	0.0%
Orangevale, CA	2005	1980	50,392	90.8%	525	Y	0.0%
Pleasanton, CA	2005	2003	85,045	86.1%	693	Y	0.0%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Rancho Cordova, CA	2005	1979	53,978	82.4%	455	Y	0.0%
Rialto I, CA	2006	1987	57,391	85.8%	437	Y	0.0%
Rialto II, CA	1997	1980	99,783	85.0%	714	Y	0.0%
Riverside I, CA	2006	1977	67,120	86.2%	639	Y	0.0%
Riverside II, CA	2006	1985	85,426	91.0%	810	Y	5.5%
Roseville, CA	2005	1979	59,869	86.6%	543	Y	0.0%
Sacramento I, CA	2005	1979	50,714	86.6%	548	Y	0.0%
Sacramento II, CA	2005	1986	61,888	88.8%	550	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	81.2%	236	N	0.0%
San Bernardino II, CA	1997	1991	41,546	84.4%	373	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,416	83.1%	371	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,057	85.6%	679	Y	12.5%
San Bernardino V, CA	2006	1974	57,595	90.5%	468	Y	7.0%
San Bernardino VII, CA	2006	1978	78,729	93.5%	604	Y	2.1%
San Bernardino VIII, CA	2006	1977	95,604	80.5%	812	Y	0.0%
San Marcos, CA	2005	1979	37,430	92.1%	242	Y	0.0%
Santa Ana, CA	2006	1984	63,816	89.2%	714	Y	3.9%
South Sacramento, CA	2005	1979	52,565	82.3%	415	Y	0.0%
Spring Valley, CA	2006	1980	55,045	88.4%	713	Y	0.0%
Temecula I, CA	1998	1985/2003	81,310	87.8%	691	Y	45.5%
Temecula II, CA	2007	2003	84,318	86.7%	634	Y	54.4%
Vista I, CA	2001	1988	74,405	94.0%	622	Y	0.0%
Vista II, CA	2005	2001/02/03	147,941	91.8%	1,276	Y	3.8%
Walnut, CA	2005	1987	50,708	90.3%	537	Y	15.8%
West Sacramento, CA	2005	1984	40,015	93.7%	478	Y	0.0%
Westminster, CA	2005	1983/98	68,428	91.9%	559	Y	0.0%
Aurora, CO	2005	1981	75,867	89.3%	617	Y	0.0%
Colorado Springs I, CO	2005	1986	47,975	82.1%	462	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	78.8%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	89.7%	449	Y	0.0%
Denver II, CO	2012	2007	74,435	92.3%	675	N	94.8%
Federal Heights, CO	2005	1980	54,770	87.7%	544	Y	0.0%
Golden, CO	2005	1985	87,800	87.0%	641	Y	1.6%
Littleton, CO	2005	1987	53,490	88.3%	442	Y	0.0%
Northglenn, CO	2005	1980	52,102	86.9%	497	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	87.3%	440	Y	8.6%
Branford, CT	1995	1986	50,679	86.3%	434	Y	3.4%
Bristol, CT	2005	1989/99	47,725	84.5%	452	N	29.7%
East Windsor, CT	2005	1986/89	46,016	93.6%	300	N	0.3%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Enfield, CT	2001	1989	52,875	91.9%	369	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,230	86.4%	601	N	9.1%
Manchester I, CT (6)	2002	1999/2000/01	47,025	90.9%	447	N	42.5%
Manchester II, CT	2005	1984	52,725	91.9%	399	N	0.0%
Milford, CT	1996	1975	44,885	89.9%	375	Y	6.9%
Monroe, CT	2005	1996/2003	58,500	86.6%	392	N	0.0%
Mystic, CT	1996	1975/86	50,825	90.0%	560	Y	4.4%
Newington I, CT	2005	1978/97	42,620	86.8%	248	N	0.0%
Newington II, CT	2005	1979/81	36,140	88.8%	194	N	0.0%
Norwalk, CT	2012	2009	30,242	90.9%	347	N	100.0%
Old Saybrook I, CT	2005	1982/88/2000	86,950	89.7%	720	N	10.8%
Old Saybrook II, CT	2005	1988/2002	26,425	91.6%	252	N	71.3%
Shelton, CT	2011	2007	78,430	83.4%	856	Y	93.9%
South Windsor, CT	1996	1976	72,075	86.0%	546	Y	2.9%
Stamford, CT	2005	1997	28,907	91.0%	363	N	38.6%
Wilton, CT	2012	1966	84,515	90.0%	770	Y	67.0%
Washington I, DC	2008	2002	63,085	86.5%	755	Y	97.1%
Washington II, DC	2011	1929/98	83,192	87.2%	1,046	N	99.5%
Boca Raton, FL	2001	1998	37,958	93.5%	605	N	70.2%
Boynton Beach I, FL	2001	1999	61,749	91.2%	756	Y	61.7%
Boynton Beach II, FL	2005	2001	61,629	90.5%	578	Y	88.6%
Bradenton I, FL	2004	1979	68,441	91.9%	581	N	7.2%
Bradenton II, FL	2004	1996	87,988	89.4%	832	Y	44.9%
Cape Coral, FL	2000*	2000	76,627	90.6%	852	Y	90.6%
Coconut Creek, FL	2012	2001	78,783	94.8%	757	N	53.0%
Dania Beach, FL (6)	2004	1984	168,274	91.1%	1,811	N	26.4%
Dania, FL	1996	1988	58,145	93.3%	493	Y	53.7%
Davie, FL	2001*	2001	80,985	93.1%	833	Y	68.3%
Deerfield Beach, FL	1998*	1998	57,230	94.3%	517	Y	54.9%
Delray Beach I, FL	2001	1999	67,813	88.8%	816	Y	45.5%
Delray Beach II, FL	2013	1987	75,834	88.6%	1,180	N	95.3%
Fernandina Beach, FL	1996	1986	113,091	89.8%	803	Y	42.1%
Ft. Lauderdale I, FL	1999	1999	70,063	96.0%	696	Y	54.6%
Ft. Lauderdale II, FL	2013	2007	46,096	62.8%	820	N	100.0%
Ft. Myers, FL	1999	1998	67,562	90.1%	591	Y	84.3%
Jacksonville I, FL	2005	2005	80,215	93.6%	706	N	100.0%
Jacksonville II, FL	2007	2004	65,045	88.3%	659	N	100.0%
Jacksonville III, FL	2007	2003	65,590	84.5%	675	N	100.0%
Jacksonville IV, FL	2007	2006	77,535	91.9%	705	N	100.0%
Jacksonville V, FL	2007	2004	82,235	85.8%	700	N	80.2%
Lake Worth, FL †	1998	1998/2002	161,934	94.3%	1,355	Y	74.1%
Lakeland, FL	1994	1988	49,079	88.4%	488	Y	83.1%
Kendall, FL	2007	2003	75,495	98.4%	703	N	79.4%
Leisure City, FL	2012	2005	56,042	89.5%	611	N	69.7%
Lutz I, FL	2004	2000	66,795	91.3%	582	Y	43.5%
Lutz II, FL	2004	1999	69,232	90.2%	530	Y	29.7%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Margate I, FL †	1996	1979/81	54,385	88.5%	338	N	20.8%
Margate II, FL †	1996	1985	65,180	83.8%	425	Y	60.1%
Merritt Island, FL	2002	2000	50,291	92.1%	465	Y	66.4%
Miami I, FL	1996	1995	46,275	95.4%	555	Y	68.8%
Miami II, FL	1996	1989	67,010	89.6%	570	Y	18.5%
Miami III, FL	2005	1988/2003	150,735	93.7%	1,519	N	91.1%
Miami IV, FL	2011	2007	76,337	97.3%	928	N	100.0%
Miramar, FL	2013	2009	75,655	91.1%	744	N	97.1%
Naples I, FL	1996	1996	48,150	93.0%	318	Y	45.9%
Naples II, FL	1997	1985	65,850	88.1%	625	Y	56.2%
Naples III, FL	1997	1981/83	79,960	94.0%	784	Y	49.5%
Naples IV, FL	1998	1990	40,575	93.8%	431	N	64.0%
Ocoee, FL	2005	1997	76,050	92.9%	618	Y	21.8%
Orange City, FL	2004	2001	59,580	90.4%	644	N	52.6%
Orlando II, FL	2005	2002/04	63,084	88.5%	579	N	81.6%
Orlando III, FL	2006	1988/90/96	101,330	87.5%	825	Y	22.0%
Orlando IV, FL	2010	2009	76,565	88.8%	636	N	68.7%
Orlando V, FL	2012	2008	75,358	87.8%	637	N	90.8%
Oviedo, FL	2006	1988/91	49,276	92.4%	427	Y	3.7%
Pembroke Pines, FL	1997	1997	67,321	96.8%	694	Y	77.9%
Royal Palm Beach II, FL	2007	2004	81,405	90.3%	759	N	90.0%
Sanford, FL	2006	1988/2006	61,810	93.1%	437	Y	35.3%
Sarasota, FL	1999	1998	71,152	91.9%	528	Y	60.0%
St. Augustine, FL	1996	1985	59,725	89.9%	698	Y	26.3%
Stuart, FL	1997	1995	87,240	90.4%	949	Y	62.8%
SW Ranches, FL	2007	2004	64,955	93.3%	647	N	88.8%
Tampa, FL	2007	2001/02	83,838	88.3%	787	N	34.1%
West Palm Beach I, FL	2001	1997	68,061	90.1%	972	Y	52.4%
West Palm Beach II, FL	2004	1996	94,503	93.6%	834	Y	76.6%
West Palm Beach III, FL	2012	2008	77,851	91.6%	880	Y	89.8%
Alpharetta, GA	2001	1996	90,501	87.6%	662	Y	80.3%
Atlanta, GA	2012	2008	66,675	81.0%	623	N	100.0%
Austell, GA	2006	2000	83,625	89.6%	657	Y	64.3%
Decatur, GA	1998	1986	145,280	89.1%	1,239	Y	2.5%
Duluth, GA	2011	2009	70,885	89.2%	586	N	100.0%
Lawrenceville, GA	2011	1999	73,765	88.9%	599	Y	27.6%
Norcross I, GA	2001	1997	85,420	90.1%	586	Y	66.0%
Norcross II, GA	2011	1996	52,295	95.6%	396	Y	61.8%
Norcross III, GA	2012	2007	47,270	94.8%	492	Y	100.0%
Norcross IV, GA	2012	2005	57,505	84.2%	504	Y	88.7%
Peachtree City I, GA	2001	1997	49,875	87.0%	443	N	75.5%
Peachtree City II, GA	2012	2005	60,250	91.1%	430	N	43.1%
Smyrna, GA	2001	2000	57,015	89.5%	489	Y	99.2%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Snellville, GA	2007	1996/97	80,000	92.3%	752	Y	21.9%
Suwanee I, GA	2007	2000/03	84,860	83.8%	664	Y	27.6%
Suwanee II, GA	2007	2005	79,590	89.2%	573	N	65.7%
Addison, IL	2004	1979	31,325	85.6%	367	Y	0.0%
Aurora, IL	2004	1996	73,985	90.1%	557	Y	8.6%
Bartlett, IL	2004	1987	51,425	90.8%	405	Y	32.4%
Hanover, IL	2004	1987	41,190	88.3%	414	Y	2.2%
Bellwood, IL	2001	1999	86,650	86.2%	739	Y	50.7%
Des Plaines, IL (6)	2004	1978	71,520	89.8%	605	N	0.0%
Elk Grove Village, IL	2004	1987	64,129	87.0%	620	Y	7.2%
Evanston, IL	2013	2009	58,050	95.4%	593	N	100.0%
Glenview, IL	2004	1998	100,115	90.0%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	94.9%	707	Y	37.0%
Harvey, IL	2004	1987	60,090	86.1%	575	Y	0.0%
Joliet, IL	2004	1993	72,865	91.4%	533	Y	24.7%
Kildeer, IL	2004	1988	46,485	88.1%	420	Y	0.0%
Lombard, IL	2004	1981	57,739	88.7%	534	Y	4.5%
Mount Prospect, IL	2004	1979	64,750	91.7%	582	Y	10.3%
Mundelein, IL	2004	1990	44,700	92.7%	487	Y	12.3%
North Chicago, IL	2004	1985	53,400	90.5%	423	N	0.0%
Plainfield I, IL	2004	1998	53,900	90.2%	405	N	8.8%
Plainfield II, IL	2005	2000	51,900	92.8%	355	N	32.5%
Schaumburg, IL	2004	1988	31,160	86.6%	319	N	5.3%
Streamwood, IL	2004	1982	64,305	90.5%	557	N	7.5%
Warrenville, IL	2005	1977/89	48,796	90.2%	377	N	0.0%
Waukegan, IL	2004	1977	79,500	89.8%	673	Y	8.0%
West Chicago, IL	2004	1979	48,175	89.3%	432	Y	0.0%
Westmont, IL	2004	1979	53,450	93.0%	376	Y	0.0%
Wheeling I, IL	2004	1974	54,210	90.1%	491	N	0.0%
Wheeling II, IL	2004	1979	67,825	91.9%	601	Y	9.8%
Woodridge, IL	2004	1987	50,241	92.2%	461	Y	17.3%
Boston I, MA	2010	1950	33,286	78.2%	584	N	30.7%
Boston II, MA	2002	2001	60,420	85.7%	626	Y	98.7%
Leominster, MA	1998	1987/88/2000	54,023	87.7%	503	Y	50.5%
Medford, MA	2007	2001	58,725	83.6%	656	Y	97.1%
Stoneham, MA	2013	2009/11	62,100	65.5%	599	N	100.0%
Baltimore, MD	2001	1999/2000	93,550	88.2%	807	Y	48.5%
Beltsville, MD	2013	2006	63,707	85.5%	649	N	9.7%
California, MD	2004	1998	77,840	88.1%	721	Y	41.1%
Clinton, MD	2013	2008/10	84,025	85.7%	903	N	50.9%
District Heights, MD	2011	2007	78,720	87.0%	955	Y	96.1%
Elkridge, MD	2013	1999	63,675	71.5%	606	N	91.3%
Gaithersburg, MD	2005	1998	87,045	90.4%	785	Y	45.4%
Hyattsville, MD	2013	2006	52,665	78.9%	602	N	9.3%
Laurel, MD †	2001	1978/99/2000	162,796	92.2%	1,024	N	64.0%
Temple Hills, MD	2001	2000	97,250	88.3%	827	Y	70.6%
Upper Marlboro, MD	2013	2006	62,290	83.3%	655	N	5.5%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Belmont, NC	2001	1996/97/98	81,850	88.5%	593	N	21.5%
Burlington I, NC	2001	1990/91/93/94/98	109,396	86.8%	952	N	8.4%
Burlington II, NC	2001	1991	42,205	86.1%	394	Y	16.4%
Cary, NC	2001	1993/94/97	112,333	89.4%	797	N	11.9%
Charlotte, NC	2002	1999	69,000	88.3%	743	Y	44.2%
Raleigh, NC	1998	1994/95	48,675	88.3%	419	Y	11.4%
Bordentown, NJ	2012	2006	50,600	81.3%	383	N	27.0%
Brick, NJ	1996	1981	51,725	84.7%	433	N	0.0%
Cherry Hill I, NJ	2010	2004	51,600	93.6%	376	Y	0.0%
Cherry Hill II, NJ	2012	2004	64,850	84.6%	610	N	74.2%
Clifton, NJ	2005	2001	105,450	91.6%	1,013	Y	92.4%
Cranford, NJ	1996	1987	91,280	91.9%	855	Y	8.0%
East Hanover, NJ	1996	1983	107,679	81.9%	966	N	3.4%
Egg Harbor I, NJ	2010	2005	35,425	96.3%	287	N	14.2%
Egg Harbor II, NJ	2010	2002	70,400	83.9%	685	N	19.9%
Elizabeth, NJ	2005	1925/97	38,830	91.5%	674	N	0.0%
Fairview, NJ	1997	1989	27,876	90.0%	444	N	98.4%
Freehold, NJ	2012	2002	81,470	94.4%	746	Y	65.8%
Hamilton, NJ	2006	1990	70,550	90.5%	606	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	86.6%	743	N	99.3%
Linden, NJ	1996	1983	100,425	92.8%	1,118	N	5.3%
Lumberton, NJ	2012	2004	95,975	79.9%	771	Y	32.5%
Morris Township, NJ (6)	1997	1972	71,976	88.5%	564	Y	5.7%
Parsippany, NJ	1997	1981	66,325	90.4%	566	Y	19.4%
Rahway, NJ	2013	2006	83,171	87.1%	982	N	92.2%
Randolph, NJ	2002	1998/99	52,565	87.2%	539	Y	91.1%
Sewell, NJ	2001	1984/98	57,826	88.4%	454	N	9.4%
Somerset, NJ	2012	2000	57,585	87.7%	514	N	82.8%
Whippany, NJ	2013	2007	92,270	78.4%	939	N	85.8%
Albuquerque I, NM	2005	1985	65,927	87.6%	607	Y	13.8%
Albuquerque II, NM	2005	1985	58,511	93.2%	524	Y	15.8%
Albuquerque III, NM	2005	1986	57,536	88.6%	483	Y	12.0%
Las Vegas I, NV †	2006	1986	48,332	83.2%	369	Y	13.3%
Las Vegas II, NV	2006	1997	48,850	88.9%	522	Y	65.6%
Bronx I, NY	2010	1931/2004	68,698	90.3%	1,316	N	97.4%
Bronx II, NY (5)	2011	2006	90,170	91.4%	829	N	98.8%
Bronx III, NY	2011	2007	106,065	83.9%	2,034	N	99.1%
Bronx IV, NY (5)	2011	2007	75,080	90.4%	1,310	N	99.2%
Bronx V, NY (5)	2011	2007	54,733	87.3%	1,099	N	99.6%
Bronx VI, NY (5)	2011	2011	39,495	91.2%	1,096	N	97.4%
Bronx VII, NY (5)	2012	2005	78,625	85.3%	1,524	N	100.0%
Bronx VIII, NY	2012	1928	30,550	83.7%	545	N	99.8%
Bronx IX, NY	2012	1973	148,570	87.7%	3,016	Y	99.5%
Bronx X, NY	2012	2001	159,780	86.8%	2,758	Y	74.7%
Brooklyn I, NY	2010	1917/2004	57,020	87.3%	861	N	99.8%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Brooklyn II, NY	2010	1962/2003	60,920	89.4%	1,146	N	18.8%
Brooklyn III, NY	2011	2006	41,635	85.6%	851	N	100.0%
Brooklyn IV, NY	2011	2006	37,467	83.0%	793	N	99.9%
Brooklyn V, NY	2011	2007	47,010	88.4%	885	N	100.0%
Brooklyn VI, NY	2011	2007	75,980	83.8%	1,417	N	97.5%
Brooklyn VII, NY	2011	2006	72,685	86.7%	1,399	N	99.9%
Jamaica I, NY	2001	2000	88,485	90.7%	920	Y	21.4%
Jamaica II, NY	2011	2010	91,245	87.9%	1,472	N	99.9%
New Rochelle I, NY	2005	1998	46,068	76.1%	400	N	25.1%
New Rochelle II, NY	2012	1917	63,145	88.9%	1,024	Y	52.9%
North Babylon, NY	1998	1988/99	78,188	92.3%	652	N	11.6%
Riverhead, NY	2005	1985/86/99	38,340	89.8%	328	N	0.0%
Southold, NY	2005	1989	59,451	95.3%	604	N	4.8%
Staten Island, NY	2013	1900/2011	96,823	49.7%	918	N	39.8%
Tuckahoe, NY	2011	2007	51,343	85.6%	758	N	99.7%
West Hempstead, NY	2012	2002	84,507	89.2%	899	Y	35.3%
White Plains, NY	2011	1938	86,400	89.7%	1,506	N	26.4%
Woodhaven, NY	2011	2008	50,665	90.0%	1,029	N	99.9%
Wyckoff, NY	2010	1910/2007	61,835	87.6%	1,042	N	96.2%
Yorktown, NY	2011	2006	78,615	92.5%	780	Y	79.3%
Cleveland I, OH	2005	1997/99	46,000	93.7%	339	Y	7.3%
Cleveland II, OH	2005	2000	58,425	89.2%	571	Y	0.0%
Columbus, OH	2006	1999	71,905	89.2%	604	Y	26.1%
Grove City, OH	2006	1997	89,290	87.3%	773	Y	15.1%
Hilliard, OH	2006	1995	89,690	88.7%	777	Y	25.2%
Lakewood, OH	1989*	1989	39,337	93.2%	455	Y	37.9%
Middleburg Heights, OH	1980*	1980	93,200	89.8%	687	Y	5.1%
North Olmsted I, OH	1979*	1979	48,665	96.3%	444	Y	10.5%
North Olmsted II, OH	1988*	1988	47,850	86.1%	397	Y	24.1%
North Randall, OH	1998*	1998/2002	80,239	88.2%	795	N	92.1%
Reynoldsburg, OH	2006	1979	67,295	88.7%	666	Y	0.0%
Strongsville, OH	2007	1978	43,507	91.5%	400	Y	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,281	89.2%	723	Y	0.0%
Westlake, OH	2005	2001	62,750	91.3%	453	Y	8.6%
Conshohocken, PA	2012	2003	81,470	90.9%	730	Y	39.6%
Exton, PA	2012	2006	57,750	89.4%	543	N	73.2%
Langhorne, PA	2012	2001	65,050	82.8%	669	Y	30.3%
Levittown, PA	2001	2000	76,180	90.0%	656	Y	34.7%
Montgomeryville, PA	2012	2003	84,145	88.2%	773	Y	38.2%
Norristown, PA	2011	2005	52,031	84.3%	495	N	86.1%
Philadelphia, PA	2001	1999	97,364	88.5%	962	N	45.3%
Antioch, TN	2005	1985/98	76,190	89.7%	617	Y	7.4%
Nashville I, TN	2005	1984	103,560	86.9%	695	Y	0.0%
Nashville II, TN	2005	1986/2000	83,384	89.1%	628	Y	12.7%
Nashville III, TN	2006	1985	101,575	94.8%	597	Y	8.5%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
Nashville IV, TN	2006	1986/2000	102,450	93.1%	733	Y	10.1%
Allen, TX	2012	2003	62,290	93.5%	514	Y	55.6%
Austin I, TX	2005	2001	59,520	87.0%	534	Y	63.4%
Austin II, TX	2006	2000/03	65,151	88.2%	592	Y	45.8%
Austin III, TX	2006	2004	70,535	90.5%	570	Y	92.7%
Bryan, TX	2005	1994	60,450	85.6%	495	Y	0.0%
Carrollton, TX	2012	2002	77,440	91.4%	539	Y	39.9%
College Station, TX	2005	1993	26,550	81.9%	346	N	0.0%
Cypress, TX	2012	1998	57,711	85.8%	441	Y	45.8%
Dallas I, TX	2005	2000	58,582	91.7%	532	Y	37.8%
Dallas II, TX	2013	1996	79,155	77.1%	603	N	27.8%
Denton, TX	2006	1996	60,846	84.5%	461	Y	3.2%
El Paso I, TX	2005	1980	59,852	84.0%	512	Y	6.2%
El Paso II, TX	2005	1980	48,704	82.7%	408	Y	0.0%
El Paso III, TX	2005	1980	71,152	77.5%	584	Y	5.3%
El Paso IV, TX	2005	1983	66,906	86.6%	515	Y	2.9%
El Paso V, TX	2005	1982	62,290	81.1%	405	Y	0.0%
El Paso VI, TX	2005	1985	36,620	88.7%	254	Y	0.0%
El Paso VII, TX	2005	1982	33,945	40.1%	13	N	0.0%
Fort Worth I, TX	2005	2000	50,521	89.1%	405	Y	38.8%
Fort Worth II, TX	2006	2003	72,900	90.2%	653	Y	68.5%
Frisco I, TX	2005	1996	50,754	89.5%	428	Y	25.6%
Frisco II, TX	2005	1998/2002	71,099	90.1%	513	Y	28.9%
Frisco III, TX	2006	2004	74,915	87.9%	614	Y	92.4%
Frisco IV, TX †	2010	2007	75,035	86.2%	511	Y	21.3%
Garland I, TX	2006	1991	70,100	90.3%	679	Y	4.3%
Garland II, TX	2006	2004	68,425	93.7%	469	Y	53.9%
Houston III, TX	2005	1984	60,820	95.1%	459	Y	9.1%
Houston IV, TX	2005	1987	43,750	93.2%	381	Y	10.2%
Houston V, TX †	2006	1980/97	126,065	90.5%	1,011	Y	61.4%
Houston VI, TX	2011	2002	54,680	94.5%	588	Y	99.8%
Houston VII, TX	2012	2004	47,227	95.4%	533	N	100.0%
Houston VIII, TX	2012	1989	54,213	89.3%	498	N	68.9%
Houston IX, TX	2012	1992	51,197	95.9%	429	Y	48.3%
Katy, TX	2013	2009	71,308	82.4%	578	N	88.6%
Keller, TX	2006	2000	61,885	90.7%	486	Y	23.2%
Lewisville I, TX	2006	1996	58,140	91.8%	429	Y	22.3%
Lewisville II, TX	2013	2003	127,509	88.4%	1,197	N	27.4%
Mansfield I, TX	2006	2003	63,025	85.4%	481	Y	43.1%
Mansfield II, TX	2012	2002	57,775	91.7%	483	Y	68.2%
McKinney I, TX	2005	1996	47,020	94.0%	360	Y	12.2%
McKinney II, TX	2006	1996	70,050	92.3%	537	Y	47.3%
North Richland Hills, TX	2005	2002	57,200	86.3%	433	Y	60.5%
Pearland, TX	2012	1985	72,060	84.9%	460	N	45.9%
Roanoke, TX	2005	1996/2001	59,420	92.8%	447	Y	30.7%
Richmond, TX	2013	1998	125,275	87.3%	535	N	29.8%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Units	Manager Apartment (3)	% Climate Controlled (4)
San Antonio I, TX	2005	2005	73,309	83.5%	575	Y	89.4%
San Antonio II, TX	2006	2005	73,230	83.6%	670	N	91.5%
San Antonio III, TX	2007	2006	71,775	84.7%	565	N	93.7%
Spring, TX	2006	1980/86	72,751	90.4%	534	Y	26.7%
Murray I, UT	2005	1976	60,280	87.3%	621	Y	0.0%
Murray II, UT †	2005	1978	71,221	92.7%	371	Y	5.4%
Salt Lake City I, UT	2005	1976	56,446	85.0%	725	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	89.6%	482	Y	0.0%
Alexandria, VA	2012	2000	114,650	86.8%	1,153	Y	97.2%
Burke Lake, VA	2011	2003	91,747	82.2%	898	Y	81.6%
Fairfax, VA	2012	1999	73,650	88.7%	683	N	88.3%
Fredericksburg I, VA	2005	2001/04	69,475	88.3%	610	N	21.9%
Fredericksburg II, VA	2005	1998/2001	61,207	84.1%	561	N	87.0%
Leesburg, VA	2011	2001/04	85,503	89.5%	890	Y	83.9%
McLearen, VA	2010	2002	68,960	88.6%	722	Y	90.9%
Manassas, VA	2010	1998	73,045	84.3%	639	Y	64.7%
Vienna, VA	2012	2000	54,698	92.2%	561	Y	97.2%

Total/Weighted Average (366 facilities)			24,662,105	88.3%	236,791

* Denotes facilities developed by us.

† Denotes facilities that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2013, facilities in our portfolio included an aggregate of approximately 277,000 rentable square feet of commercial space.

(1) Represents the year acquired for those facilities we acquired from a third party or the year developed for those facilities we developed.

(2) Represents occupied square feet divided by total rentable square feet at December 31, 2013.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled cubes.

(5) We do not own the land at these facilities.  We lease the land pursuant to ground leases that expire between 2052 and 2061, subject to renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2014 and 2019.

We have grown by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2013, and for each of the previous three years, grouped by the year during which we first owned or operated the facility.

Facilities by Year Acquired - Average Occupancy

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Facilities	Feet	2013	2012	2011
2010 and earlier	283	18,734,001	88.3%	82.7%	79.2%
2011	26	1,796,173	88.5%	82.3%	78.7%
2012	37	2,635,909	87.6%	83.8%	—
2013	20	1,496,022	80.6%	—	—
All Facilities Owned as of December 31, 2013	366	24,662,105	88.0%	82.8%	79.2%

Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Facilities	2013	2012	2011

2010 and earlier	283	$12.43	$12.42	$12.59
2011	26	24.48	24.01	22.80
2012	37	18.15	15.55	—
2013	20	12.44	—	—
All Facilities Owned as of December 31, 2013	366	$13.93	$13.67	$13.48

Facilities by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (1)	# of Facilities	2013	2012	2011

2010 and earlier	283	16,487,436	15,517,599	14,884,230
2011	26	1,590,812	1,476,913	1,409,521
2012	37	2,309,401	2,199,295	—
2013	20	1,191,148	—	—
All Facilities Owned as of December 31, 2013	366	21,578,797	19,193,807	16,293,751

Facilities by Year Acquired - Total Revenues (dollars in thousands) (4)

		Total Revenues
Year Acquired (1)	# of Facilities	2013	2012	2011

2010 and earlier	283	$216,914	$202,386	$194,831
2011	26	41,005	36,945	9,548
2012	37	43,926	19,028	—
2013	20	7,048	—	—
All Facilities Owned as of December 31, 2013	366	$308,893	$258,359	$204,379

(1)         For facilities developed by us, “Year Acquired” represents the year in which we acquired such facilities from an affiliated entity, which in some cases is later than the year developed.

(2)         Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.  Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $15.7 million, $15.0 million and $12.0 million, for the periods ended December 31, 2013, 2012 and 2011.

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

Unconsolidated Real Estate Venture

On December 10, 2013, we acquired a 50% ownership interest in 35 self-storage facilities located in Texas (34) and North Carolina (1) through the newly-formed HHF joint venture.  These facilities contain an aggregate of 2.4 million rentable square feet.  The joint venture paid $315.7 million for these facilities.  We and our joint venture partner each contributed 50% of the equity capital required to fund the acquisition.  We account for our investment in the HHF joint venture using the equity method.  See note 5 to the consolidated financial statements.

Planned Renovations and Improvements

We have a capital improvement program that includes office upgrades, adding climate control to selected cubes, construction of parking areas and other facility upgrades.  For 2014, we anticipate spending approximately $7 million to $11 million associated with these capital expenditures.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, there were approximately 78 registered record holders of the Parent Company’s common shares and 12 holders (other than the Parent Company) of the Operating Partnership’s common units. These figures do not include beneficial owners who hold shares in nominee name. There is no established trading market for these units of the Operating Partnership. The following table shows the high and low closing prices per common share, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
	High	Low	Declared
2012
First quarter	$12.14	$10.30	$0.080
Second quarter	$12.81	$10.90	$0.080
Third quarter	$13.48	$11.69	$0.080
Fourth quarter	$14.67	$12.59	$0.110

2013
First quarter	$15.92	$14.24	$0.110
Second quarter	$17.57	$15.48	$0.110
Third quarter	$17.96	$15.94	$0.110
Fourth quarter	$19.48	$15.12	$0.130

For each quarter in 2012 and 2013, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital.  The characterization of the Parent Company’s dividends for 2013 consisted of a 55.9082% ordinary income distribution and a 44.0918% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s preferred shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our preferred dividends for 2013 consisted of a 65.7893% ordinary income distribution and a 34.2107% capital gain distribution from earnings and profits.

We intend to continue to declare quarterly distributions.  However, we cannot provide any assurance as to the amount or timing of future distributions.  Under the revolving portion of our Credit Facility, we are restricted from paying distributions on the Parent Company’s common shares in excess of the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2008 and ending December 31, 2013.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
CubeSmart	100.00	168.81	222.65	255.96	362.99	408.40
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
NAREIT All Equity REIT Index	100.00	127.99	163.76	177.32	212.26	218.32

On September 27, 2007, the Parent Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date and there were no other repurchases of the Parent Company’s common shares during the year ended December 31, 2013.

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial data for the five-year period ended December 31, 2013 was derived from the Parent Company’s financial statements, which have been audited by KPMG LLP.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per share data)
REVENUES
Rental income	$281,250	$236,160	$188,249	$165,631	$164,541
Other property related income	32,365	25,821	18,987	15,697	13,389
Property management fee income	4,780	4,341	3,768	2,829	56
Total revenues	318,395	266,322	211,004	184,157	177,986
OPERATING EXPENSES
Property operating expenses	118,222	103,488	87,570	78,581	77,083
Depreciation and amortization	112,313	109,830	61,972	53,410	57,185
General and administrative	29,563	26,131	24,693	25,406	22,569
Total operating expenses	260,098	239,449	174,235	157,397	156,837
OPERATING INCOME	58,297	26,873	36,769	26,760	21,149
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(40,424)	(40,318)	(32,787)	(37,367)	(44,828)
Loan procurement amortization expense	(2,058)	(3,279)	(5,028)	(6,463)	(2,339)
Loan procurement amortization expense - early repayment of debt	(414)	—	(8,167)	—	—
Acquisition related costs	(3,849)	(3,086)	(3,823)	(759)	—
Equity in losses of real estate ventures	(1,151)	(745)	(281)	—	—
Gain from remeasurement of investment in real estate venture	—	7,023	—	—	—
Other	8	256	(83)	386	648
Total other expense	(47,888)	(40,149)	(50,169)	(44,203)	(46,519)
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,409	(13,276)	(13,400)	(17,443)	(25,370)
DISCONTINUED OPERATIONS
Income from discontinued operations	4,145	7,093	11,944	9,598	10,899
Gain from disposition of discontinued operations	27,440	9,811	3,903	1,826	14,139
Total discontinued operations	31,585	16,904	15,847	11,424	25,038
NET INCOME (LOSS)	41,994	3,628	2,447	(6,019)	(332)
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(588)	107	(35)	381	60
Noncontrolling interest in subsidiaries	42	(1,918)	(2,810)	(1,755)	(665)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	41,448	1,817	(398)	(7,393)	(937)
Distribution to preferred shareholders	(6,008)	(6,008)	(1,218)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$35,440	$(4,191)	$(1,616)	$(7,393)	$(937)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.17)	$(0.16)	$(0.19)	$(0.34)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.23	$0.14	$0.14	$0.11	$0.33
Basic earnings (loss) per share attributable to common shareholders	$0.26	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.17)	$(0.16)	$(0.19)	$(0.34)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.23	$0.14	$0.14	$0.11	$0.33
Diluted earnings (loss) per share attributable to common shareholders	$0.26	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Weighted-average basic shares outstanding (1)	135,191	124,548	102,976	93,998	70,988
Weighted-average diluted shares outstanding (1)	137,742	124,548	102,976	93,998	70,988

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$4,392	$(20,689)	$(16,734)	$(18,223)	$(23,947)
Total discontinued operations	31,048	16,498	15,118	10,830	23,010
Net income (loss)	$35,440	$(4,191)	$(1,616)	$(7,393)	$(937)

	At December 31,
	2013	2012	2011	2010	2009

Balance Sheet Data (in thousands):
Storage facilities, net	$2,155,170	$2,089,707	$1,788,720	$1,428,491	$1,430,533
Total assets	2,358,624	2,150,319	1,875,979	1,478,819	1,598,870
Unsecured senior notes	500,000	250,000	—	—	—
Revolving credit facility	38,600	45,000	—	43,000	—
Unsecured term loans	400,000	500,000	400,000	200,000	—
Secured term loan	—	—	—	—	200,000
Mortgage loans and notes payable	200,218	228,759	358,441	372,457	569,026
Total liabilities	1,229,142	1,112,420	830,925	668,266	814,146
Noncontrolling interests in the Operating Partnership	36,275	47,990	49,732	45,145	45,394
Total CubeSmart shareholders’ equity	1,092,276	989,791	955,913	724,216	695,309
Noncontrolling interests in subsidiaries	931	118	39,409	41,192	44,021
Total liabilities and equity	2,358,624	2,150,319	1,875,979	1,478,819	1,598,870

Other Data:
Number of facilities	366	381	370	363	367
Total rentable square feet (in thousands)	24,662	25,485	24,420	23,635	23,749
Occupancy percentage	88.3%	84.4%	78.4%	76.3%	75.2%
Cash dividends declared per share (2)	$0.460	$0.350	$0.290	$0.145	$0.100

(1)         Excludes Operating Partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO.  Operating Partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Noncontrolling interests in the Operating Partnership.

(2)         We announced full quarterly dividends of $0.025 per common share on February 25, 2009, May 26, 2009, August 5, 2009, December 10, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.070 per common share on December 14, 2010, February 23, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.080 and $0.393 per common and preferred shares, respectively, on December 8, 2011; dividends of $0.080 and $0.484 per common and preferred shares, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012; dividends of $0.110 and $0.484 per common and preferred shares, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013, and dividends of $0.130 and $0.484 per common and preferred shares, respectively, on December 19, 2013.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected historical financial data for the five-year period ended December 31, 2013 was derived from the Operating Partnership’s financial statements, which have been audited by KPMG LLP.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars and shares in thousands, except per unit data)
REVENUES
Rental income	$281,250	$236,160	$188,249	$165,631	$164,541
Other property related income	32,365	25,821	18,987	15,697	13,389
Property management fee income	4,780	4,341	3,768	2,829	56
Total revenues	318,395	266,322	211,004	184,157	177,986
OPERATING EXPENSES
Property operating expenses	118,222	103,488	87,570	78,581	77,083
Depreciation and amortization	112,313	109,830	61,972	53,410	57,185
General and administrative	29,563	26,131	24,693	25,406	22,569
Total operating expenses	260,098	239,449	174,235	157,397	156,837
OPERATING INCOME	58,297	26,873	36,769	26,760	21,149
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(40,424)	(40,318)	(32,787)	(37,367)	(44,828)
Loan procurement amortization expense	(2,058)	(3,279)	(5,028)	(6,463)	(2,339)
Loan procurement amortization expense - early repayment of debt	(414)	—	(8,167)	—	—
Acquisition related costs	(3,849)	(3,086)	(3,823)	(759)	—
Equity in losses of real estate ventures	(1,151)	(745)	(281)	—	—
Gain from remeasurement of investment in real estate venture	—	7,023	—	—	—
Other	8	256	(83)	386	648
Total other expense	(47,888)	(40,149)	(50,169)	(44,203)	(46,519)
INCOME (LOSS) FROM CONTINUING OPERATIONS	10,409	(13,276)	(13,400)	(17,443)	(25,370)
DISCONTINUED OPERATIONS
Income from discontinued operations	4,145	7,093	11,944	9,598	10,899
Gain from disposition of discontinued operations	27,440	9,811	3,903	1,826	14,139
Total discontinued operations	31,585	16,904	15,847	11,424	25,038
NET INCOME (LOSS)	41,994	3,628	2,447	(6,019)	(332)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONROLLING INTERESTS
Noncontrolling interest in subsidiaries	42	(1,918)	(2,810)	(1,755)	(665)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	42,036	1,710	(363)	(7,774)	(997)
Operating Partnership interests of third parties	(588)	107	(35)	381	60
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	41,448	1,817	(398)	(7,393)	(937)
Distribution to preferred unitholders	(6,008)	(6,008)	(1,218)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$35,440	$(4,191)	$(1,616)	$(7,393)	$(937)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.17)	$(0.16)	$(0.19)	$(0.34)
Basic earnings per unit from discontinued operations attributable to common unitholders	$0.23	$0.14	$0.14	$0.11	$0.33
Basic earnings (loss) per unit attributable to common unitholders	$0.26	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.17)	$(0.16)	$(0.19)	$(0.34)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$0.23	$0.14	$0.14	$0.11	$0.33
Diluted earnings (loss) per unit attributable to common unitholders	$0.26	$(0.03)	$(0.02)	$(0.08)	$(0.01)

Weighted-average basic units outstanding (1)	135,191	124,548	102,976	93,998	70,988
Weighted-average diluted units outstanding (1)	137,742	124,548	102,976	93,998	70,988

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income (loss) from continuing operations	$4,392	$(20,689)	$(16,734)	$(18,223)	$(23,947)
Total discontinued operations	31,048	16,498	15,118	10,830	23,010
Net income (loss)	$35,440	$(4,191)	$(1,616)	$(7,393)	$(937)

	At December 31,
	2013	2012	2011	2010	2009

Balance Sheet Data (in thousands):
Storage facilities, net	$2,155,170	$2,089,707	$1,788,720	$1,428,491	$1,430,533
Total assets	2,358,624	2,150,319	1,875,979	1,478,819	1,598,870
Unsecured senior notes	500,000	250,000	—	—	—
Revolving credit facility	38,600	45,000	—	43,000	—
Unsecured term loans	400,000	500,000	400,000	200,000	—
Secured term loan	—	—	—	—	200,000
Mortgage loans and notes payable	200,218	228,759	358,441	372,457	569,026
Total liabilities	1,229,142	1,112,420	830,925	668,266	814,146
Operating Partnership interests of third parties	36,275	47,990	49,732	45,145	45,394
Total CubeSmart L.P. Capital	1,092,276	989,791	955,913	724,216	695,309
Noncontrolling interests in subsidiaries	931	118	39,409	41,192	44,021
Total liabilities and capital	2,358,624	2,150,319	1,875,979	1,478,819	1,598,870

Other Data:
Number of facilities	366	381	370	363	367
Total rentable square feet (in thousands)	24,662	25,485	24,420	23,635	23,749
Occupancy percentage	88.3%	84.4%	78.4%	76.3%	75.2%
Cash dividends declared per unit (2)	$0.460	$0.350	$0.290	$0.145	$0.100

(1)         Excludes Operating Partnership units issued at our IPO and in connection with the acquisition of facilities subsequent to our IPO.  Operating Partnership units have been excluded from the earnings per share calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)         We announced full quarterly dividends of $0.025 per common share on February 25, 2009, May 26, 2009, August 5, 2009, December 10, 2009, February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.070 per common share on December 14, 2010, February 23, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.080 and $0.393 per common and preferred shares, respectively, on December 8, 2011; dividends of $0.080 and $0.484 per common and preferred shares, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012; dividends of $0.110 and $0.484 per common and preferred shares, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013, and dividends of $0.130 and $0.484 per common and preferred shares, respectively, on December 19, 2013.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.  Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws.  For a complete discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section in this Report entitled “Risk Factors.”

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2013 and December 31, 2012, the Company owned 366 and 381 self-storage facilities, respectively, totaling approximately 24.7 million rentable square feet and 25.5 million rentable square feet, respectively.  As of December 31, 2013, we owned facilities in the District of Columbia and the following 20 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah and Virginia.  In addition, as of December 31, 2013, we managed 160 facilities for third parties bringing the total number of facilities we owned and/or managed to 526.  As of December 31, 2013, we managed facilities for third parties in the following 23 states: Alabama, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

In addition, as of December 31, 2013, we owned an economic interest in one unconsolidated real estate venture that owned 35 self-storage facilities located in Texas (34) and North Carolina (1), containing an aggregate of approximately 2.4 million rentable square feet.

We derive revenues principally from rents received from customers who rent cubes at our self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  Our approach to the management and operation of our facilities combines centralized marketing, revenue management and other operational support with local operations teams that provide market-level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

We typically experiences seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

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

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.

We have one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

Our self-storage facilities are located in major metropolitan and rural areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in New York, Florida, Texas, and California provided approximately 17%, 15%, 10% and 9%, respectively, of total revenues for the year ended December 31, 2013.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases.  This intangible is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

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

Revenue Recognition

Management has determined that all our leases with customers are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month-to-month.

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

Income Taxes

The Parent Company elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code beginning with the period from October 21, 2004 (commencement of operations) through December 31, 2004.  In management’s opinion, the requirements to maintain these elections are being met.  Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements other than for operations conducted through our taxable REIT subsidiaries.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.

The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income, (b) 95% of the Parent Company’s net capital gains, and c) 100% of prior year taxable income exceeds cash distributions and certain taxes paid by the Parent Company.

Recent Accounting Pronouncements

In February 2013, the FASB issued an amendment to the accounting standard for the reporting of amounts reclassified out of accumulated other comprehensive income (“AOCI”).  The amendment requires entities to disclose for items reclassified out of AOCI and into net income in their entirety, the effect of the reclassification on each affected income statement line item and for AOCI items that are not reclassified in their entirety into net income, a cross reference to other required GAAP disclosures.  This amendment became effective for fiscal years and interim periods beginning after December 15, 2012.  The adoption of this guidance in 2013 did not have a material impact on the Company’s consolidated financial position or results of operations as its impact was limited to disclosure requirements (see note 9).

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At December 31, 2013, we owned 298 same-store facilities and 68 non same-store facilities, of which 37 were 2012 acquisitions, 20 were 2013 acquisitions and 11 were facilities that were not stabilized, either because the facilities had not achieved the requisite occupancy rates or had been damaged by natural disaster or had undergone significant renovation.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Our results of operations are affected by acquisition and disposition activity during the 2013, 2012, and 2011 periods as described below.  At December 31, 2013, 2012, and 2011, we owned 366, 381, and 370 self-storage facilities and related assets, respectively.

•                  In 2013, we acquired 20 self-storage facilities for approximately $189.8 million (the “2013 Acquisitions”) and we sold 35 self-storage facilities for approximately $126.4 million (the “2013 Dispositions”).

•                  In 2012, we acquired 37 self-storage facilities for approximately $432.3 million (the “2012 Acquisitions”) and we sold 26 self-storage facilities for approximately $60.0 million (the “2012 Dispositions”).

•                  In 2011, we acquired 27 self-storage facilities for approximately $467.1 million (the “2011 Acquisitions”) and we sold 19 self-storage facilities for approximately $45.2 million (the “2011 Dispositions”).

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change
REVENUES:
Rental income	$221,015	$207,416	$13,599	7%	$60,235	$28,744	$—	$—	$281,250	$236,160	$45,090	19%
Other property related income	23,780	20,575	3,205	16%	5,993	3,274	2,592	1,972	32,365	25,821	6,544	25%
Property management fee income	—	—	—	—	—	—	4,780	4,341	4,780	4,341	439	10%
Total revenues	244,795	227,991	16,804	7%	66,228	32,018	7,372	6,313	318,395	266,322	52,073	20%

OPERATING EXPENSES:
Property operating expenses	80,903	78,045	2,858	4%	23,015	11,599	14,304	13,844	118,222	103,488	14,734	14%
NET OPERATING INCOME:	163,892	149,946	13,946	9%	43,213	20,419	(6,932)	(7,531)	200,173	162,834	37,339	23%

Property count	298	298			68	48			366	346
Total square footage	19,801	19,801			4,861	3,365			24,662	23,166
Period End Occupancy (1)	88.9%	85.1%			85.6%	82.4%			88.3%	84.7%
Period Average Occupancy (2)	88.4%	83.1%
Realized annual rent per occupied sq ft (3)	$12.62	$12.61

Depreciation and amortization									112,313	109,830	2,483	2%
General and administrative									29,563	26,131	3,432	13%
Subtotal									141,876	135,961	5,915	4%
Operating income									58,297	26,873	31,424	117%

Other (expense) income:
Interest:
Interest expense on loans									(40,424)	(40,318)	106	0%
Loan procurement amortization expense									(2,058)	(3,279)	1,221	37%
Loan procurement amortization expense - early repayment of debt									(414)	—	(414)	-100%
Acquisition related costs									(3,849)	(3,086)	(763)	-25%
Equity in losses of real estate ventures									(1,151)	(745)	(406)	-54%
Gain from remeasurement of investment in real estate venture									—	7,023	(7,023)	-100%
Other									8	256	(248)	-97%
Total other expense									(47,888)	(40,149)	7,739)	-19%

INCOME (LOSS) FROM CONTINUING OPERATIONS									10,409	(13,276)	23,685	178%

DISCONTINUED OPERATIONS
Income from discontinued operations									4,145	7,093	(2,948)	-42%
Gain from disposition of discontinued operations									27,440	9,811	17,629	180%
Total discontinued operations									31,585	16,904	14,681	87%
NET INCOME									41,994	3,628	38,366	1057%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(588)	107	(695)	-650%
Noncontrolling interests in subsidiaries									42	(1,918)	1,960	102%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$41,448	$1,817	$39,631	2181%
Distribution to preferred shareholders									(6,008)	(6,008)	—	0%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$35,440	$(4,191)	$39,631	-946%

(1)             Represents occupancy at December 31 of the respective year.

(2)             Represents the weighted average occupancy for the period.

(3)             Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $236.2 million in 2012 to $281.3 million in 2013, an increase of $45.1 million, or 19%. This increase is primarily attributable to $31.5 million of additional income from the facilities acquired in 2012 and 2013 and an increase in average occupancy on the same-store portfolio which contributed to the $13.6 million increase in rental income during 2013 as compared to 2012.

Other property related income consists of late fees, administrative charges, tenant insurance commissions, sales of storage supplies and other ancillary revenues.  Other property related income increased from $25.8 million in 2012 to $32.4 million in 2013, an increase of $6.6 million, or 25%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $6.5 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012, driven by a $3.2 million increase in same-store property related income mainly attributable to increased insurance penetration and higher commission percentages.  Additionally, the 2012 and 2013 acquisitions contributed $2.7 million to the increase in other property related income.

Property management fee income increased to $4.8 million in 2013 from $4.3 million during 2012, an increase of $0.5 million, or 10%.  This increase is attributable to an increase in management fees related to the third-party management business (160 facilities as of December 31, 2013 compared to 133 facilities as of December 31, 2012).

Operating Expenses

Property operating expenses increased from $103.5 million in 2012 to $118.2 million in 2013, an increase of $14.7 million, or 14%.  This increase is primarily attributable to $11.4 million of increased expenses associated with newly acquired facilities in 2013 and 2012.  Additionally, property operating expenses on the same-store portfolio increased $2.9 million primarily due to an increase of $1.9 million in property taxes and $1.1 million in payroll related expenses.

General and administrative

General and administrative expenses increased from $26.1 million for the year ending December 31, 2012 to $29.6 million for the year ending December 31, 2013, an increase of $3.5 million, or 13%.  The increase in primarily attributable to $1.5 million in additional share based compensation expense and $1.1 million in additional payroll expenses.

Other (expense) income

Interest expense increased from $40.3 million during the year ended December 31, 2012 to $40.4 million during the year ended December 31, 2013, an increase of $0.1 million.  The increase is attributable to a lower weighted average interest rate, offset by a higher amount of outstanding debt in 2013. The weighted average effective interest rate of our outstanding debt decreased from 4.31% for the year ended December 31, 2012 to 3.93% for the year ended December 31, 2013 as a result of the repayment of certain secured indebtedness and amendments to our Term Loan Facility and Credit Facility that reduced our borrowing costs.

Loan procurement amortization expense decreased from $3.3 million during 2012 to $2.1 million during 2013, a decrease of $1.2 million, or 37%. This decrease is the result of lower amortization expense on loan procurement costs related to several fixed-rate mortgages that were repaid during 2012 and 2013.

Loan procurement amortization expense — early repayment of debt was $0.4 million for the year ended December 31, 2013 due to the write-off of unamortized deferred financing costs associated with $100 million of our Term Loan Facility.  There was no corresponding transaction during the year ended December 31, 2012.

Gain from remeasurement of investment in real estate venture was $7.0 million for the year ended December 31, 2012, with no comparable gains during 2013.  In 2012, the Company purchased the remaining 50% ownership in a consolidated joint venture.  As a result of the transaction, the Company remeasured its original 50% interest and recorded a gain of approximately $7.0 million, which is reflected in Gain from remeasurement of investment in real estate venture.

Discontinued Operations

Income from discontinued operations decreased from $7.1 million for the year ended December 31, 2012 to $4.1 million for the year ended December 31, 2013.  The income during the 2013 period represents the results of operations during the year for the 35 assets sold during 2013 for the period the assets were owned by the Company.  Income during the 2012 period represents the results of operations during the year for the 35 assets sold during 2013 and the 26 assets sold during 2012 for the period the assets were owned by the Company.  Gains from disposition of discontinued operations increased from $9.8 million during 2012 to $27.4 million during 2013.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Comparison of the Year Ended December 31, 2012 to the Year Ended December 31, 2011 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2012	2011	(Decrease)	Change	2012	2011	2012	2011	2012	2011	(Decrease)	Change
REVENUES:
Rental income	$182,172	$177,109	$5,063	3%	$53,988	$11,140	$—	$—	$236,160	$188,249	$47,911	25%
Other property related income	18,427	16,127	2,300	14%	5,421	1,270	1,972	1,590	25,820	18,987	6,833	36%
Property management fee income	—	—	—	—	—	—	4,341	3,768	4,341	3,768	573	15%
Total revenues	200,599	193,236	7,363	4%	59,409	12,410	6,313	5,358	266,321	211,004	55,317	26%

OPERATING EXPENSES:
Property operating expenses	70,369	70,684	(315)	0%	19,275	4,864	13,843	12,022	103,487	87,570	15,917	18%
NET OPERATING INCOME:	130,230	122,552	7,678	6%	40,134	7,546	(7,530)	(6,664)	162,834	123,434	39,400	32%

Property count	279	279			67	30			346	309
Total square footage	18,475	18,475			4,708	2,061			23,183	20,537
Period End Occupancy (1)	84.9%	79.4%			83.6%	77.6%			84.6%	79.3%
Period Average Occupancy (2)	82.9%	79.6%
Realized annual rent per occupied sq ft (3)	$11.89	$12.05

Depreciation and amortization									109,830	61,972	47,858	77%
General and administrative									26,131	24,693	1,438	6%
Subtotal									135,961	86,665	49,296	57%
Operating income									26,873	36,769	(9,896)	-27%

Other (expense) income:
Interest:
Interest expense on loans									(40,318)	(32,787)	(7,531)	-23%
Loan procurement amortization expense									(3,279)	(5,028)	1,749	35%
Loan procurement amortization expense - early repayment of debt									—	(8,167)	8,167	100%
Acquisition related costs									(3,086)	(3,823)	737	19%
Equity in losses of real estate ventures									(745)	(281)	(464)	-165%
Gain from remeasurement of investment in real estate venture									7,023	—	7,023	100%
Other									256	(83)	339	408%
Total other expense									(40,149)	(50,169)	10,020	20%

LOSS FROM CONTINUING OPERATIONS									(13,276)	(13,400)	124	1%

DISCONTINUED OPERATIONS
Income from discontinued operations									7,093	11,944	(4,851)	-41%
Gain from disposition of discontinued operations									9,811	3,903	5,908	151%
Total discontinued operations									16,904	15,847	1,057	7%
NET INCOME									3,628	2,447	1,181	48%
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									107	(35)	142	406%
Noncontrolling interests in subsidiaries									(1,918)	(2,810)	892	32%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									$1,817	$(398)	$2,215	557%
Distribution to preferred shareholders									(6,008)	(1,218)	(4,790)	-393%
NET LOSS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$(4,191)	$(1,616)	$(2,575)	-159%

(1)             Represents occupancy at December 31 of the respective year.

(2)             Represents the weighted average occupancy for the period.

(3)             Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $188.2 million in 2011 to $236.2 million in 2012, an increase of $48.0 million, or 25%. This increase is primarily attributable to $42.9 million of additional income from the facilities acquired in 2011 and 2012 and a $5.1 million in the same-store portfolio.  The increase in the same-store portfolio is primarily related to increased occupancy levels offset by lower asking rents.

Other property related income increased from $19.0 million in 2011 to $25.8 million in 2012, an increase of $6.8 million, or 36%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $4.2 million on the facilities acquired in 2011 and 2012 and a $2.3 million increase in fee revenue and insurance commissions as a result of higher occupancy on the same-store portfolio.

Property management fee income increased to $4.3 million in 2012 from $3.8 million during 2011, an increase of $0.5 million, or 15%.  This increase is attributable to an increase in management fees related to the third party management business (133 facilities as of December 31, 2012 compared to 103 facilities as of December 31, 2011).

Operating Expenses

Property operating expenses increased from $87.6 million in 2011 to $103.5 million in 2012, an increase of $15.9 million, or 18%.  This increase is primarily attributable to $14.4 million of increased expenses associated with newly acquired facilities and $1.8 million of increased costs to manage the total portfolio.

Depreciation and amortization increased from $62.0 million in 2011 to $109.8 million in 2012, an increase of $47.9 million, or 77%.  This increase is primarily attributable to depreciation and amortization expense related to the 2011 and 2012 acquisitions, including an increase in amortization of lease intangibles of $25.2 million recognized during the 2012 period.

Other (expense) income

Interest expense increased from $32.8 million in 2011 to $40.3 million in 2012, an increase of $7.5 million, or 23%.  The increase is attributable to higher average outstanding debt during 2012 primarily resulting from debt associated with the Storage Deluxe acquisition and other 2012 acquisitions.  This increase was offset by lower interest expense related to the repayment of several fixed-rate mortgages during the year.  These repayments utilized proceeds from the unsecured senior note offering in 2012 and had higher effective rates than the effective interest rate of the senior notes.

Loan procurement amortization expense was $3.3 million for the year ended December 31, 2012, compared to $13.2 million for the year ended December 31, 2011.  This decrease is related to the write-off of unamortized loan procurement costs associated with our prior facility which was replaced in its entirety in December of 2011.

Gain from remeasurement of investment in real estate venture was $7.0 million for the year ended December 31, 2012, with no comparable gains during the 2011 period.  This gain is related to the interest remeasurement from the purchase of the remaining 50% ownership in a consolidated joint venture during 2012.

Discontinued Operations

Gains from disposition of discontinued operations increased from $3.9 million in the 2011 period to $9.8 million in the 2012 period, an increase of $5.9 million, or 151%. Gains during 2011 related to the sale of 19 assets, while gains during 2012 related to the sale of 26 assets.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, gains from remeasurement of investments in real estate venture and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO

Funds from operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.  The April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”), as amended, defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a key performance indicator in evaluating the operations of our facilities. Given the nature of our business as a real estate owner and operator, we consider FFO a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States.  We believe that FFO is useful to management and investors as a starting point in measuring our operational performance because FFO excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of real estate, gains on remeasurement of investments in real estate ventures, impairments of depreciable assets, and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

FFO, as adjusted

FFO, as adjusted represents FFO as defined above, excluding the effects of acquisition related costs, gains or losses from early extinguishment of debt, and non-recurring items, which we believe are not indicative of the Company’s operating results.  We present FFO, as adjusted because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from FFO, as adjusted are not indicative of our ongoing operating results.  We also believe that the analyst community considers our FFO, as adjusted (or similar measures using different terminology) when evaluating us.  Because other REITs or real estate companies may not compute FFO, as adjusted in the same manner as we do, and may use different terminology, our computation of FFO, as adjusted may not be comparable to FFO, as adjusted reported by other REITs or real estate companies.

The following table presents a reconciliation of net income (loss) to FFO and FFO, as adjusted, for the years ended December 31, 2013 and 2012 (in thousands):

For the Year Ended December 31,

	2013	2012

Net income (loss) attributable to the Company’s common shareholders	$35,440	$(4,191)

Add (deduct):
Real estate depreciation and amortization:
Real property - continuing operations	110,157	108,405
Real property - discontinued operations	2,703	5,548
Company’s share of unconsolidated real estate ventures	1,080	1,540
Noncontrolling interest’s share of consolidated real estate ventures	—	(1,049)
Gains from sale of real estate	(27,440)	(9,811)
Gain from remeasurement of investment in real estate venture	—	(7,023)
Noncontrolling interests in the Operating Partnership	588	(107)

FFO	$122,528	$93,312

Add:
Loan procurement amortization expense - early repayment of debt	414	—
Acquisition related costs (1)	4,170	3,086

FFO, as adjusted	$127,112	$96,398

Weighted-average diluted shares and units outstanding	140,051	131,021

(1)  Acquisition related costs for the year ended December 31, 2013 include $0.3 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

Cash Flows

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2013 and 2012 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2013	2012	Change
	(in thousands)
Operating activities	$142,862	$118,428	$24,434
Investing activities	$(282,924)	$(271,936)	$(10,988)
Financing activities	$138,743	$148,934	$(10,191)

Cash provided by operating activities for the years ended December 31, 2013 and 2012 were $142.9 million and $118.4 million, respectively, an increase of $24.5 million.  Our increased cash flow from operating activities is primarily attributable to our 2012 and 2013 acquisitions and increased net operating income levels on the same-store portfolio in the 2013 period as compared to the 2012 period.

Cash used in investing activities was $282.9 million in 2013 and $271.9 million in 2012.  Cash used in 2013 relates to the acquisition of 20 facilities in 2013 for an aggregate purchase price of $189.8 million, net of $8.9 million of assumed debt. Cash used to fund these 2013 acquisitions was offset by $123.8 million in net cash proceeds from the disposition of 35 facilities during the year.  Cash used in investing activities in 2013 also reflects our $157.5 million investment in the HHF joint venture, with no similar transaction in 2012.  Cash used in investing activities in 2012 relates to our acquisition of 28 facilities in 2012 for an aggregate purchase price of $330.3 million, net of $107.0 million of assumed debt and to our acquisition of nine facilities through our purchase of the equity interest of our partner in the HSREV real estate venture.  Cash used to fund these acquisitions was offset by $52.6 million in net cash proceeds from our disposition of 26 facilities during the year.  This decrease in net investment activity from 2012 to 2013 was offset by cash used for development activities of $54.0 million in 2013, compared to $4.2 million used for development activities in 2012.

Cash provided by financing activities decreased to $138.7 million in 2013 from $148.9 million in 2012, a decrease of $10.2 million. Proceeds from the revolving portion of the Credit Facility and unsecured term loans were $636.2 million in 2013 compared to $503.0 million during 2012.  This increase in cash proceeds was offset by principal payments on the revolving portion of the Credit Facility, unsecured term loans and mortgages that totaled $779.1 million in 2013 compared to $594.3 million in 2012, (with the 2013 payments  including a $100 million repayment of a term loan scheduled to mature in 2014. We also received proceeds of $247.5 million and $249.6 million from our issuance of unsecured senior notes in 2013 and 2012, respectively.

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

Cash used in investing activities was $271.9 million in 2012 and $442.1 million in 2011.  Cash used in 2012 relates to the acquisition of 28 facilities purchased during the year with a purchase price totaling $330.3 million, net of $107.0 million of assumed debt and nine facilities purchased related to the acquisition of the remaining interest in the HSREV real estate venture during 2012.  Cash used to fund these acquisitions was offset by $52.6 million in net cash proceeds from the disposition of 26 facilities during the year.  Cash used in 2011 relates to the acquisition of 27 facilities purchased during the year with a purchase price totaling $467.1 million (which includes 16 Storage Deluxe facilities acquired for $357.3 million).

Cash provided by financing activities decreased to $148.9 million in 2012 from $361.0 million in 2011, a decrease of $212.0 million. During 2012 and 2011, we issued common shares for net proceeds of $102.1 million and $204.0 million, respectively.  Additionally, proceeds from the revolving portion of our Credit Facility and unsecured term loans were $503.0 million in 2012 compared to $656.7 million during 2011, and principal payments on the revolving portion of our Credit Facility, unsecured term loans and mortgages totaled $594.3 million during 2012 compared to $539.0 million during 2011.  These decreases were offset by proceeds received during 2012 relating to the issuance of  unsecured senior notes of $249.6 million.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity to fund debt service, distributions and capital expenditures.  We derive substantially all of our revenue from customers who lease space from us at our facilities and fees earned from managing facilities.  Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the facilities in which we invest; self-storage facilities, are less sensitive than other real estate product types to near-term economic downturns.  However, prolonged economic downturns will adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  In the 2014 fiscal year, we expect capital expenditures to be approximately $7 million to $11 million and costs associated with the development of new facilities to be approximately $37 million to $41 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $5.2 million in 2014.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flow from operations, access to equity financing, including through our “at the market” equity program, and available borrowings under our Credit Facility are adequate to allow for the execution of our current business plan in compliance with our covenants.

Our liquidity needs beyond 2014 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities.  We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Credit Facility, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through facility dispositions and joint venture transactions.

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

As of December 31, 2013, we had approximately $3.2 million in available cash and cash equivalents.  In addition, we had approximately $261.2 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”) which bear interest at a rate of 4.375%.  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”) which bear interest at a rate of 4.80%.  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the unsecured Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the Senior Notes.

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

On December 9, 2011, we entered into a credit facility (the “Credit Facility”) comprised of a $100 million unsecured term loan maturing in December 2014 (“Term Loan C”); a $200 million unsecured term loan maturing in March 2017 (“Term Loan D”); and a $300 million unsecured revolving facility maturing in December 2015 (“Revolver”).  We incurred costs of $3.4 million in connection with executing the agreement and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.

On June 18, 2013, we amended both the Term Loan Facility and Credit Facility.  With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment. Pricing on the Term Loan Facility depends on our unsecured debt credit ratings.  At our current Baa3/BBB- level, amounts drawn under Term Loan A are priced at 1.50% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 2.00% over LIBOR, with no LIBOR floor.

		Term Loan Facility Prior to Amendment		Term Loan Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Term Loan A	$100 million	June 2016	1.85%	June 2018	1.50%
Term Loan B	$100 million	June 2018	2.00%	June 2018	2.00%

With respect to the Credit Facility, among other things, the amendment extended the maturities of the Revolver and Term Loan D and decreased the pricing of the Revolver, Term Loan C and Term Loan D. Pricing on the Credit Facility depends on our unsecured debt credit ratings. At our current Baa3/BBB- level, amounts drawn under the Revolver are priced at 1.60% over LIBOR, inclusive of a facility fee of 0.30%, with no LIBOR floor, while amounts drawn under Term Loan C and Term Loan D are priced at 1.50% over LIBOR, with no LIBOR floor.

		Credit Facility Prior to Amendment		Credit Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Revolver	$300 million	December 2015	1.80%	June 2017	1.60%
Term Loan C (1)	$100 million	December 2014	1.75%	December 2014	1.50%
Term Loan D	$200 million	March 2017	1.75%	January 2019	1.50%

(1)         On December 17, 2013, the Company repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

We incurred costs of $2.1 million in connection with amending the agreements and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities.  In connection with the repayment of Term Loan C, we recognized loan procurement amortization expense — early repayment of debt of $0.4 million related to the write-off of unamortized loan procurement costs associated with the term loan.

As of December 31, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $38.6 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $261.2 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  In connection with a portion of the unsecured borrowings, we maintained interest rate swaps as of December 31, 2013 that fixed 30-day LIBOR (see note 10).  As of December 31, 2013, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.22%.

The Term Loan Facility and the term loans under our Credit Facility were fully drawn at December 31, 2013 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving facility is subject to ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

In addition, under the Credit Facility and Term Loan Facility, we are restricted from paying distributions on the Parent Company’s common shares in excess of the greater of (i) 95% of funds from operations, and (ii) such amount as may be necessary to maintain the Parent Company’s REIT status.

The indenture under which we have issued unsecured senior notes contains financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Maximum total secured indebtedness to total asset value of 40.0% at any time; and

•         Minimum fixed charge coverage ratio of 1.50:1.00.

We are currently in compliance with all of our financial covenants and we anticipate remaining in compliance with all of our financial covenants.

At The Market Equity Program

Pursuant to our previous sales agreement with Cantor Fitzgerald & Co. (the “Previous Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Previous Sales Agreement”), we had a program to enable us to sell up to 20 million common shares in “at the market” offerings.  On May 7, 2013, we terminated the Previous Sales Agreement with the Previous Sales Agent and entered into separate Equity Distribution Agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”).  Pursuant to the Equity Distribution Agreements, we may sell, from time to time, up to 12 million common shares of beneficial interest through the Sales Agents.

During 2013, we sold a total of 5.7 million common shares under the agreements at an average sales price of $17.92 per share, resulting in gross proceeds of $102.1 million under the program.  We incurred $1.8 million of offering costs in conjunction with the 2013 sales.  We used proceeds from the sales conducted during the year ended December 31, 2013 to fund acquisitions of storage facilities and for general corporate purposes.  As of December 31, 2013, 6.4 million common shares remained available for issuance under the Equity Distribution Agreements.

Other Material Changes in Financial Position

	December 31,		Increase
	2013	2012	(decrease)
		(in thousands)
Selected Assets
Storage facilities, net	$2,155,170	$2,089,707	$65,463
Investment in real estate ventures, at equity	$156,310	$—	$156,310

Selected Liabilities
Unsecured senior notes	$500,000	$250,000	$250,000
Unsecured term loans	$400,000	$500,000	$(100,000)
Mortgage loans and notes payable	$200,218	$228,759	$(28,541)

Storage facilities, net increased $65.5 million primarily as a result of the acquisition of 20 facilities, fixed asset additions and development during the year.  Investment in real estate ventures, at equity increased by $156.3 million on account of our formation of the HHF joint venture in December 2013.

Unsecured senior notes increased $250 million due to the issuance of $250 million in aggregate principal amount of unsecured senior notes due December 15, 2023 during 2013.  Unsecured term loan borrowings decreased by $100 million as a result of the repayment of $100 million of outstanding indebtedness under Term Loan C.  Mortgage loans and notes payable decreased $28.5 million due to scheduled principal payments and the repayment of several mortgages during the year.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2013 (in thousands):

	Payments Due by Period
							2019 and
	Total	2014	2015	2016	2017	2018	thereafter
Mortgage loans and notes payable (a)	$196,544	$5,214	$95,397	$21,342	$1,915	$2,026	$70,650
Revolving credit facility and unsecured term loans	438,600				38,600	200,000	200,000
Unsecured senior notes	500,000						500,000
Interest payments	311,263	48,198	46,441	41,108	37,482	33,236	104,798
Ground leases	71,401	1,329	1,336	1,329	1,329	1,242	64,836
Related party office leases	499	499
Software and service contracts	1,111	1,111
Construction commitments	54,251	39,756	14,495
	$1,573,669	$96,107	$157,669	$63,779	$79,326	$236,504	$940,284

(a)  Amounts do not include unamortized discounts/premiums.

We expect to satisfy contractual obligations owed in 2014 through a combination of cash generated from operations and from draws on the revolving portion of our Credit Facility.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing interest rates.

Market Risk

Our investment policy relating to cash and cash equivalents is to preserve principal and liquidity while maximizing the return through investment of available funds.

Effect of Changes in Interest Rates on our Outstanding Debt

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable rate debt.  The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates.  The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period.  Market values are the present value of projected future cash flows based on the market interest rates chosen.

As of December 31, 2013 our consolidated debt consisted of $1,100.2 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was also $38.6 million of outstanding credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.4 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.4 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would decrease by approximately $60.1 million.  If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured term loans would increase by approximately $64.7 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2014 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2014 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2013.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	4,904,613	(1)	$10.99	(2)	2,704,442
Equity compensation plans not approved by shareholders	—		—		—
Total	4,904,613		$10.99		2,704,442

(1)                                 Excludes 1,107,905 shares subject to outstanding restricted share unit awards.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Audit Committee Matters - Fees Paid to Our Independent Registered Public Accounting Firm” and “- Audit Committee Pre-Approval Policies and Procedures.”

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

4.7*

Second Supplemental Indenture, dated as of December 17, 2013, among the Company, the Operating Partnership and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

4.8*

$250 million aggregate principal amount of 4.375% senior notes due December 15, 2023, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

4.9*	CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

10.1*

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

10.42*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.43*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

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

10.47*†

Form of Restricted Share Unit Award Agreement (2-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.48*†

Form of Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.49*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on May 6, 2013.

10.50*

Form of Equity Distribution Agreement, dated May 7, 2013, by and among CubeSmart, CubeSmart, L.P. and each of Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 7, 2013.

10.51*

Second Amendment to Credit Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.52*

Second Amendment to Term Loan Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.53*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on November 8, 2013.

10.54*

Purchase and Sale Agreement, dated as of October 28, 2013, by and among the Sellers listed therein and CubeSmart, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2013.

10.55*

Purchase and Sale Agreement, dated as of October 28, 2013, by and among the Sellers listed therein and CubeSmart, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 10, 2013.

10.56*†

Executive Employment Agreement, entered into as of January 24, 2014 and effective as of January 1, 2014, by and between CubeSmart and Christopher P. Marr., incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2014.

10.57†	Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan.

10.58†	Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.59†	Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.60†	Form of Performance Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.61†	Form of Performance Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.62†	Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan.

10.63†	Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.64†	Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan.

10.65†	Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan.

12.1	Statement regarding Computation of Ratios of CubeSmart

12.2	Statement regarding Computation of Ratios of CubeSmart, L.P.

21.1	List of Subsidiaries

23.1	Consent of KPMG LLP relating to financial statements of CubeSmart

23.2	Consent of KPMG LLP relating to financial statements of CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Tax Considerations.

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

*                 Incorporated herein by reference as above indicated.

†                 Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART

	By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 28, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 28, 2014
William M. Diefenderfer III

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 28, 2014
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 28, 2014
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 28, 2014
Piero Bussani

/s/ John W. Fain	Trustee	February 28, 2014
John W. Fain

/s/ Marianne M. Keler	Trustee	February 28, 2014
Marianne M. Keler

/s/ John F. Remondi	Trustee	February 28, 2014
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 28, 2014
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 28, 2014
Deborah Ratner Salzberg

FINANCIAL STATEMENTS
INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON CUBESMART INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CubeSmart (the “REIT”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, the REIT’s management is required to assess the effectiveness of the REIT’s internal control over financial reporting as of the end of each fiscal year, and report on the basis of that assessment whether the REIT’s internal control over financial reporting is effective.

The REIT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The REIT’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the REIT;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the REIT are being made only in accordance with the authorization of the REIT’s management and its Board of Trustees; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the REIT’s assets that could have a material effect on the financial statements.

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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2013, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 28, 2014

MANAGEMENT’S REPORT ON CUBESMART, L.P. INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of CubeSmart, L.P. (the “Partnership”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under Section 404 of the Sarbanes-Oxley Act of 2002, the Partnership’s management is required to assess the effectiveness of the Partnership’s internal control over financial reporting as of the end of each fiscal year, and report on the basis of that assessment whether the Partnership’s internal control over financial reporting is effective.

The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that:

•                  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the Partnership;

•                  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the Partnership are being made only in accordance with the authorization of the Partnership’s management and its Board of Trustees; and

•                  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2013, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited the accompanying consolidated balance sheets of CubeSmart as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of CubeSmart’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we have also audited the financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart, L.P.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart, L.P. as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014, expressed an unqualified opinion on the effectiveness of CubeSmart, L.P.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited CubeSmart’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited CubeSmart, L.P’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart, L.P. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania
February 28, 2014

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2013	2012

ASSETS
Storage facilities	$2,553,706	$2,443,022
Less: Accumulated depreciation	(398,536)	(353,315)
Storage facilities, net (including VIE assets of $34,559 and $11,586)	2,155,170	2,089,707
Cash and cash equivalents	3,176	4,495
Restricted cash	4,025	6,070
Loan procurement costs, net of amortization	12,687	8,253
Investment in real estate venture, at equity	156,310	—
Other assets, net	27,256	41,794
Total assets	$2,358,624	$2,150,319

LIABILITIES AND EQUITY
Unsecured senior notes	$500,000	$250,000
Revolving credit facility	38,600	45,000
Unsecured term loans	400,000	500,000
Mortgage loans and notes payable	200,218	228,759
Accounts payable, accrued expenses and other liabilities	57,599	60,708
Distributions payable	19,955	16,419
Deferred revenue	12,394	11,090
Security deposits	376	444
Total liabilities	1,229,142	1,112,420

Noncontrolling interests in the Operating Partnership	36,275	47,990

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 139,328,366 and 131,794,547 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	1,393	1,318
Additional paid-in capital	1,542,703	1,418,463
Accumulated other comprehensive loss	(11,014)	(19,796)
Accumulated deficit	(440,837)	(410,225)
Total CubeSmart shareholders’ equity	1,092,276	989,791
Noncontrolling interests in subsidiaries	931	118
Total equity	1,093,207	989,909
Total liabilities and equity	$2,358,624	$2,150,319

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2013	2012	2011

REVENUES
Rental income	$281,250	$236,160	$188,249
Other property related income	32,365	25,821	18,987
Property management fee income	4,780	4,341	3,768
Total revenues	318,395	266,322	211,004
OPERATING EXPENSES
Property operating expenses	118,222	103,488	87,570
Depreciation and amortization	112,313	109,830	61,972
General and administrative	29,563	26,131	24,693
Total operating expenses	260,098	239,449	174,235
OPERATING INCOME	58,297	26,873	36,769
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(40,424)	(40,318)	(32,787)
Loan procurement amortization expense	(2,058)	(3,279)	(5,028)
Loan procurement amortization expense - early repayment of debt	(414)	—	(8,167)
Acquisition related costs	(3,849)	(3,086)	(3,823)
Equity in losses of real estate ventures	(1,151)	(745)	(281)
Gain from remeasurement of investment in real estate venture	—	7,023	—
Other	8	256	(83)
Total other expense	(47,888)	(40,149)	(50,169)

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,409	(13,276)	(13,400)

DISCONTINUED OPERATIONS
Income from discontinued operations	4,145	7,093	11,944
Gain from disposition of discontinued operations	27,440	9,811	3,903
Total discontinued operations	31,585	16,904	15,847
NET INCOME	41,994	3,628	2,447
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(588)	107	(35)
Noncontrolling interest in subsidiaries	42	(1,918)	(2,810)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	41,448	1,817	(398)
Distribution to preferred shareholders	(6,008)	(6,008)	(1,218)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$35,440	$(4,191)	$(1,616)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.17)	$(0.16)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.23	$0.14	$0.14
Basic earnings (loss) per share attributable to common shareholders	$0.26	$(0.03)	$(0.02)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.03	$(0.17)	$(0.16)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.23	$0.14	$0.14
Diluted earnings (loss) per share attributable to common shareholders	$0.26	$(0.03)	$(0.02)

Weighted-average basic shares outstanding	135,191	124,548	102,976
Weighted-average diluted shares outstanding	137,742	124,548	102,976

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$4,392	$(20,689)	$(16,734)
Total discontinued operations	31,048	16,498	15,118
Net income (loss)	$35,440	$(4,191)	$(1,616)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Year Ended December 31,
	2013	2012	2011

NET INCOME	$41,994	$3,628	$2,447
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	2,636	(13,548)	(14,477)
Reclassification of realized losses on interest rate swaps	6,266	6,082	2,083
Unrealized gain on foreign currency translation	56	172	151
OTHER COMPREHENSIVE INCOME (LOSS)	8,958	(7,294)	(12,243)
COMPREHENSIVE INCOME (LOSS)	50,952	(3,666)	(9,796)
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(740)	445	503
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	18	(1,927)	(2,815)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$50,230	$(5,148)	$(12,108)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Shares		Preferred Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders ’	Noncontrolling Interests in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2010	98,597	$986	—	$—	$1,026,952	$(1,121)	$(302,601)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interest in subsidiaries									1	1
Issuance of common shares, net	23,140	231			203,788			204,019		204,019
Issuance of preferred shares, net			3,100	31	74,817			74,848		74,848
Issuance of restricted shares	235	3						3		3
Conversion from units to shares	63	1			623			624		624	(624)
Exercise of stock options	24				121			121		121
Amortization of restricted shares					1,677			1,677		1,677
Share compensation expense					1,527			1,527		1,527
Adjustment for noncontrolling interests in the Operating Partnership							(7,082)	(7,082)		(7,082)	7,082
Net (loss) income							(398)	(398)	2,810	2,412	35
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps						(11,849)		(11,849)		(11,849)	(545)
Unrealized gain on foreign currency translation						139		139	5	144	7
Preferred share distributions							(1,218)	(1,218)		(1,218)
Common share distributions							(30,714)	(30,714)	(4,599)	(35,313)	(1,368)
Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of common shares, net	7,900	79			102,000			102,079		102,079
Issuance of restricted shares	246	2						2		2
Conversion from units to shares	1,380	14			19,233			19,247		19,247	(19,247)
Exercise of stock options	210	2			1,627			1,629		1,629
Amortization of restricted shares					3,352			3,352		3,352
Share compensation expense					1,198			1,198		1,198
Acquisition of noncontrolling interest					(18,452)			(18,452)	(38,532)	(56,984)	(132)
Adjustment for noncontrolling interests in the Operating Partnership							(19,520)	(19,520)		(19,520)	19,520
Net income (loss)							1,817	1,817	1,918	3,735	(107)
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps						(7,124)		(7,124)		(7,124)	(342)
Unrealized gain on foreign currency translation						159		159	9	168	4
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(44,501)	(44,501)	(2,686)	(47,187)	(1,438)
Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Contributions from noncontrolling interest in subsidiaries									831	831
Issuance of common shares, net	5,700	57			100,230			100,287		100,287
Issuance of restricted shares	301	3						3		3
Conversion from units to shares	1,018	10			14,688			14,698		14,698	(14,698)
Exercise of stock options	514	5			3,705			3,710		3,710
Amortization of restricted shares					4,747			4,747		4,747
Share compensation expense					870			870		870
Adjustment for noncontrolling interests in the Operating Partnership							(3,292)	(3,292)		(3,292)	3,292
Net income (loss)							41,448	41,448	(42)	41,406	588
Other comprehensive income:
Unrealized gains on interest rate swaps						8,751		8,751		8,751	151
Unrealized gain on foreign currency translation						31		31	24	55	1
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(62,760)	(62,760)		(62,760)	(1,049)
Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$41,994	$3,628	$2,447
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117,074	118,573	73,702
Gain from disposition of discontinued operations	(27,440)	(9,811)	(3,903)
Gain from remeasurement of investment in real estate venture	—	(7,023)	—
Equity compensation expense	5,617	4,550	3,204
Accretion of fair market value adjustment of debt	(1,018)	(707)	(89)
Loan procurement amortization expense - early repayment of debt	414	—	8,167
Equity in losses of real estate ventures	1,151	745	281
Changes in other operating accounts:
Other assets	(1,156)	(2,125)	(585)
Restricted cash	567	3,545	(853)
Accounts payable and accrued expenses	4,564	6,899	2,634
Other liabilities	1,095	154	(678)
Net cash provided by operating activities	$142,862	$118,428	$84,327
Investing Activities
Acquisitions of storage facilities	(181,612)	(220,791)	(445,320)
Additions and improvements to storage facilities	(20,320)	(22,395)	(25,868)
Development costs	(53,979)	(4,227)	—
Cash paid for remaining interest in real estate venture	—	(81,158)	—
Investment in real estate venture, at equity	(157,461)	—	(15,462)
Cash distributed from real estate venture	—	909	—
Proceeds from sales of facilities, net	123,780	52,630	44,460
Proceeds from notes receivable	5,192	—	—
Change in restricted cash	1,476	3,096	90
Net cash used in investing activities	$(282,924)	$(271,936)	$(442,100)
Financing Activities
Proceeds from:
Unsecured senior notes	247,488	249,638	—
Revolving credit facility	636,200	403,000	256,700
Unsecured term loans	—	100,000	400,000
Mortgage loans and notes payable	—	—	3,537
Principal payments on:
Revolving credit facility	(642,600)	(358,000)	(299,700)
Unsecured term loans	(100,000)	—	(200,000)
Mortgage loans and notes payable	(36,496)	(236,340)	(39,321)
Loan procurement costs	(4,400)	(2,145)	(5,484)
Settlement of hedge transactions	—	(195)	—
Proceeds from issuance of common shares, net	100,290	102,079	204,019
Proceeds from issuance of preferred shares, net	—	—	74,848
Exercise of stock options	3,710	1,629	121
Contributions from noncontrolling interests in subsidiaries	831	—	1
Cash paid for acquisition of noncontrolling interest	—	(61,113)	—
Distributions paid to common shareholders	(59,159)	(39,755)	(27,849)
Distributions paid to preferred shareholders	(6,008)	(5,724)	—
Distributions paid to noncontrolling interests in Operating Partnership	(1,113)	(1,454)	(1,322)
Distributions paid to noncontrolling interest in subsidiaries	—	(2,686)	(4,599)
Net cash provided by financing activities	$138,743	$148,934	$360,951
Change in cash and cash equivalents	(1,319)	(4,574)	3,178
Cash and cash equivalents at beginning of year	4,495	9,069	5,891
Cash and cash equivalents at end of year	$3,176	$4,495	$9,069
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$43,130	$33,578	$33,265
Supplemental disclosure of noncash activities:
Consolidation of real estate venture	$—	$13,527	$—
Derivative valuation adjustment	$8,902	$(7,271)	$(12,394)
Foreign currency translation adjustment	$56	$172	$151
Discount on issuance of unsecured senior notes	$2,512	$362	$—
Mortgage loan assumption - acquisitions of storage facilities	$8,866	$107,011	$21,827

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2013	2012

ASSETS
Storage facilities	$2,553,706	$2,443,022
Less: Accumulated depreciation	(398,536)	(353,315)
Storage facilities, net (including VIE assets of $34,559 and $11,586)	2,155,170	2,089,707
Cash and cash equivalents	3,176	4,495
Restricted cash	4,025	6,070
Loan procurement costs, net of amortization	12,687	8,253
Investment in real estate venture, at equity	156,310	—
Other assets, net	27,256	41,794
Total assets	$2,358,624	$2,150,319

LIABILITIES AND CAPITAL
Unsecured senior notes	$500,000	$250,000
Revolving credit facility	38,600	45,000
Unsecured term loan	400,000	500,000
Mortgage loans and notes payable	200,218	228,759
Accounts payable, accrued expenses and other liabilities	57,599	60,708
Distributions payable	19,955	16,419
Deferred revenue	12,394	11,090
Security deposits	376	444
Total liabilities	1,229,142	1,112,420

Limited Partnership interests of third parties	36,275	47,990

Commitments and contingencies

Capital
Operating Partner	1,103,290	1,009,587
Accumulated other comprehensive loss	(11,014)	(19,796)
Total CubeSmart, L.P. capital	1,092,276	989,791
Noncontrolling interests in subsidiaries	931	118
Total capital	1,093,207	989,909
Total liabilities and capital	$2,358,624	$2,150,319

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2013	2012	2011

REVENUES
Rental income	$281,250	$236,160	$188,249
Other property related income	32,365	25,821	18,987
Property management fee income	4,780	4,341	3,768
Total revenues	318,395	266,322	211,004
OPERATING EXPENSES
Property operating expenses	118,222	103,488	87,570
Depreciation and amortization	112,313	109,830	61,972
General and administrative	29,563	26,131	24,693
Total operating expenses	260,098	239,449	174,235
OPERATING INCOME	58,297	26,873	36,769
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(40,424)	(40,318)	(32,787)
Loan procurement amortization expense	(2,058)	(3,279)	(5,028)
Loan procurement amortization expense - early repayment of debt	(414)	—	(8,167)
Acquisition related costs	(3,849)	(3,086)	(3,823)
Equity in losses of real estate ventures	(1,151)	(745)	(281)
Gain from remeasurement of investment in real estate venture	—	7,023	—
Other	8	256	(83)
Total other expense	(47,888)	(40,149)	(50,169)

INCOME (LOSS) FROM CONTINUING OPERATIONS	10,409	(13,276)	13,400)

DISCONTINUED OPERATIONS
Income from discontinued operations	4,145	7,093	11,944
Gain from disposition of discontinued operations	27,440	9,811	3,903
Total discontinued operations	31,585	16,904	15,847
NET INCOME	41,994	3,628	2,447
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	42	(1,918)	(2,810)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	42,036	1,710	(363)
Operating Partnership interests of third parties	(588)	107	(35)
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	41,448	1,817	(398)
Distribution to preferred unitholders	(6,008)	(6,008)	(1,218)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$35,440	$(4,191)	$(1,616)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.17)	$(0.16)
Basic earnings per unit from discontinued operations attributable to common unitholders	$0.23	$0.14	$0.14
Basic earnings (loss) per unit attributable to common unitholders	$0.26	$(0.03)	$(0.02)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.03	$(0.17)	$(0.16)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$0.23	$0.14	$0.14
Diluted earnings (loss) per unit attributable to common unitholders	$0.26	$(0.03)	$(0.02)

Weighted-average basic units outstanding	135,191	124,548	102,976
Weighted-average diluted units outstanding	137,742	124,548	102,976

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income (loss) from continuing operations	$4,392	$(20,689)	$(16,734)
Total discontinued operations	31,048	16,498	15,118
Net income (loss)	$35,440	$(4,191)	$(1,616)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Year Ended December 31,
	2013	2012	2011

NET INCOME	$41,994	$3,628	$2,447
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	2,636	(13,548)	(14,477)
Reclassification of realized losses on interest rate swaps	6,266	6,082	2,083
Unrealized gain on foreign currency translation	56	172	151
OTHER COMPREHENSIVE INCOME (LOSS)	8,958	(7,294)	(12,243)
COMPREHENSIVE INCOME (LOSS)	50,952	(3,666)	(9,796)
Comprehensive (income) loss attributable to Operating Partnership interests of third parties	(740)	445	503
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	18	(1,927)	(2,815)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	$50,230	$(5,148)	$(12,108)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP Units Oustanding	Number of Preferred OP Units Oustanding	Operating Partner	Accumulated Other Comprehensive (Loss) Income	Total Cubesmart L.P. Capital	Noncontrolling Interest in Subsidiaries	Total Capital	Operating Partnership interests of third parties

Balance at December 31, 2010	98,597	—	$725,337	$(1,121)	$724,216	$41,192	$765,408	$45,145
Contributions from noncontrolling interest in subsidiaries						1	1
Issuance of common OP units, net	23,140		204,019		204,019		204,019
Issuance of preferred OP units, net		3,100	74,848		74,848		74,848
Issuance of restricted OP units	235		3		3		3
Conversion from OP units to shares	63		624		624		624	(624)
Exercise of OP unit options	24		121		121		121
Amortization of restricted OP units			1,677		1,677		1,677
OP unit compensation expense			1,527		1,527		1,527
Adjustment for Operating Partnership interests of third parties			(7,082)		(7,082)		(7,082)	7,082
Net (loss) income			(398)		(398)	2,810	2,412	35
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps				(11,849)	(11,849)		(11,849)	(545)
Unrealized gain on foreign currency translation				139	139	5	144	7
Preferred OP unit distributions			(1,218)		(1,218)		(1,218)
Common OP unit distributions			(30,714)		(30,714)	(4,599)	(35,313)	(1,368)
Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of common OP units, net	7,900		102,079		102,079		102,079
Issuance of restricted OP units	246		2		2		2
Conversion from OP units to shares	1,380		19,247		19,247		19,247	(19,247)
Exercise of OP unit options	210		1,629		1,629		1,629
Amortization of restricted OP units			3,352		3,352		3,352
OP unit compensation expense			1,198		1,198		1,198
Acquisition of noncontrolling interest			(18,452)		(18,452)	(38,532)	(56,984)	(132)
Adjustment for Operating Partnership interests of third parties			(19,520)		(19,520)		(19,520)	19,520
Net income (loss)			1,817		1,817	1,918	3,735	(107)
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps				(7,124)	(7,124)		(7,124)	(342)
Unrealized gain on foreign currency translation				159	159	9	168	4
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(44,501)		(44,501)	(2,686)	(47,187)	(1,438)
Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Contributions from noncontrolling interests in subsidiaries						831	831
Issuance of common OP units, net	5,700		100,287		100,287		100,287
Issuance of restricted OP units	301		3		3		3
Conversion from OP units to shares	1,018		14,698		14,698		14,698	(14,698)
Exercise of OP unit options	514		3,710		3,710		3,710
Amortization of restricted OP units			4,747		4,747		4,747
OP unit compensation expense			870		870		870
Adjustment for Operating Partnership interests of third parties			(3,292)		(3,292)		(3,292)	3,292
Net income (loss)			41,448		41,448	(42)	41,406	588
Other comprehensive income:
Unrealized gains on interest rate swaps				8,751	8,751		8,751	151
Unrealized gain on foreign currency translation				31	31	24	55	1
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(62,760)		(62,760)		(62,760)	(1,049)
Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income	$41,994	$3,628	$2,447
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	117,074	118,573	73,702
Gain from disposition of discontinued operations	(27,440)	(9,811)	(3,903)
Gain from remeasurement of investment in real estate venture	—	(7,023)	—
Equity compensation expense	5,617	4,550	3,204
Accretion of fair market value adjustment of debt	(1,018)	(707)	(89)
Loan procurement amortization expense - early repayment of debt	414	—	8,167
Equity in losses of real estate ventures	1,151	745	281
Changes in other operating accounts:
Other assets	(1,156)	(2,125)	(585)
Restricted cash	567	3,545	(853)
Accounts payable and accrued expenses	4,564	6,899	2,634
Other liabilities	1,095	154	(678)
Net cash provided by operating activities	$142,862	$118,428	$84,327
Investing Activities
Acquisitions of storage facilities	(181,612)	(220,791)	(445,320)
Additions and improvements to storage facilities	(20,320)	(22,395)	(25,868)
Development costs	(53,979)	(4,227)	—
Cash paid for remaining interest in real estate venture	—	(81,158)	—
Investment in real estate venture, at equity	(157,461)	—	(15,462)
Cash distributions from real estate venture	—	909	—
Proceeds from sales of facilities, net	123,780	52,630	44,460
Proceeds from notes receivable	5,192	—	—
Change in restricted cash	1,476	3,096	90
Net cash used in investing activities	$(282,924)	$(271,936)	$(442,100)
Financing Activities
Proceeds from:
Unsecured senior notes	247,488	249,638	—
Revolving credit facility	636,200	403,000	256,700
Unsecured term loans	—	100,000	400,000
Mortgage loans and notes payable	—	—	3,537
Principal payments on:
Revolving credit facility	(642,600)	(358,000)	(299,700)
Unsecured term loans	(100,000)	—	(200,000)
Mortgage loans and notes payable	(36,496)	(236,340)	(39,321)
Loan procurement costs	(4,400)	(2,145)	(5,484)
Settlement of hedge transactions	—	(195)	—
Proceeds from issuance of common OP units	100,290	102,079	204,019
Proceeds from issuance of preferred OP units	—	—	74,848
Exercise of OP unit options	3,710	1,629	121
Contributions from noncontrolling interests in subsidiaries	831	—	1
Cash paid for acquisition of noncontrolling interest	—	(61,113)	—
Distributions paid to common OP unitholders	(60,272)	(41,209)	(29,171)
Distributions paid to preferred OP unitholders	(6,008)	(5,724)	—
Distributions paid to noncontrolling interests in subsidiaries	—	(2,686)	(4,599)
Net cash provided by financing activities	$138,743	$148,934	$360,951
Change in cash and cash equivalents	(1,319)	(4,574)	3,178
Cash and cash equivalents at beginning of year	4,495	9,069	5,891
Cash and cash equivalents at end of year	$3,176	$4,495	$9,069
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$43,130	$33,578	$33,265
Supplemental disclosure of noncash activities:
Consolidation of real estate venture	$—	$13,527	$—
Derivative valuation adjustment	$8,902	$(7,271)	$(12,394)
Foreign currency translation adjustment	$56	$172	$151
Discount on issuance of unsecured senior notes	$2,512	$362	$—
Mortgage loan assumption - acquisitions of storage facilites	$8,866	$107,011	$21,827

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms the “Company,” “we,” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  The Company’s self-storage facilities are located in 20 states throughout the United States and the District of Columbia and are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of December 31, 2013, the Parent Company owned approximately 98.4% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and which the limited partners do not have the ability to dissolve or remove the Company without cause nor substantive participating rights.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of Operating Partnership units and were a component of the consideration the Company paid to acquire certain self-storage facilities.  Limited partners who acquired Operating Partnership units have the right to require the Operating Partnership to redeem part or all of their Operating Partnership units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value at December 31, 2013, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $3.3 million at December 31, 2013.  Disclosure of such redemption provisions is provided in note 12.

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

Storage Facilities

Storage facilities are carried at historical cost less accumulated depreciation and impairment losses.  The cost of storage facilities reflects their purchase price or development cost.  Costs incurred for the renovation of a storage facility are capitalized to the Company’s investment in that facility.  Acquisition costs, ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  The costs to develop self-storage facilities are capitalized to construction in progress while the project is under development.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases.  This intangible is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired facilities are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage facilities and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $17.3 million and $11.7 million at December 31, 2013 and 2012, respectively, and are reported net of accumulated amortization of $4.6 million and $3.4 million as of December 31, 2013 and 2012, respectively. The costs are amortized over the estimated life of the related debt using the effective interest method and reported as loan procurement amortization expense.

Other Assets

Other assets are comprised of the following as of December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012

Intangible assets, net of accumulated amortization	$9,463	$21,670
Deposits on future settlements	1,287	—
Accounts receivable	4,957	10,209
Prepaid insurance	1,304	1,805
Prepaid real estate taxes	1,893	1,556
Other	8,352	6,554

Total	$27,256	$41,794

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $7.6 million, $8.1 million and $6.9 million in advertising and marketing expenses for the years ended 2013, 2012 and 2011, respectively.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized $1.8 million, $1.7 million and $0.8 million of equity offering costs related to the issuance of common and preferred shares during the years, respectively.

Other Property Related Income

Other property related income consists of late fees, administrative charges, tenant insurance commissions, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $0.9 million for the year ended December 31, 2013, $0.2 million for the year ended December 31, 2012 and $0.1 million for the year ended December 31, 2011.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  Additionally, the Company had interest rate swap agreements for notional principal amounts aggregating $400 million at December 31, 2013 and 2012, which are included in accounts payable, accrued expenses and other liabilities.

Income Taxes

The Company has elected to be taxed as a real estate investment trust under Sections 856-860 of the Internal Revenue Code since the Company’s commencement of operations in 2004.  In management’s opinion, the requirements to maintain these elections are being met.  Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements other than for operations conducted through our taxable REIT subsidiaries.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The net tax basis in the Company’s assets was $2.2 billion as of December 31, 2013 and $1.9 billion as of December 31, 2012.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital.  The characterization of the Company’s dividends for 2013 consisted of a 55.9082% ordinary income distribution and a 44.0918% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our preferred dividends for 2013 consisted of a 65.7893% ordinary income distribution and a 34.2107% capital gain distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2013, 2012, or 2011.

Taxable REIT subsidiaries, such as the TRS, are subject to federal and state income taxes.  Our taxable REIT subsidiaries have a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $0.7 million as of December 31, 2013 and 2012.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method were 2,551,000, 2,000,000 and 1,378,000 in 2013, 2012 and 2011, respectively.  The amounts in 2012 and 2011 were not included in the calculation of diluted earnings per share and unit, as the impact of inclusion was anti-dilutive for those years.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.657413 and 1.625924 U.S. Dollars per Pound at December 31, 2013 and December 31, 2012, respectively, and an average exchange rate of 1.588598, 1.585074 and 1.603770 U.S. Dollars per Pound for the years ended December 31, 2013, 2012 and 2011, respectively.  Accordingly, the Company recorded an unrealized gain on foreign currency translation of $0.1 million for the year ended December 31, 2013 and $0.2 million for each of the years ended December 31, 2012 and 2011.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest.

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

Concentration of Credit Risk

The Company’s storage facilities are located in major metropolitan and rural areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  The facilities in New York, Florida, Texas, and California provided total revenues of approximately 17%, 15%, 10% and 9%, respectively, for the year ended December 31, 2013.  The facilities in New York, Florida, California, and Texas provided total revenues of approximately 16%, 15%, 10% and 10%, respectively, for the year ended December 31, 2012.  The facilities in Florida, California, Texas and Illinois provided total revenues of approximately 17%, 12%, 10% and 7%, respectively, for the year ended December 31, 2011.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2013	2012
	(in thousands)
Land	$465,680	$462,626
Buildings and improvements	1,888,823	1,828,388
Equipment	158,000	143,836
Construction in progress	41,203	8,172
Storage facilities	2,553,706	2,443,022
Less accumulated depreciation	(398,536)	(353,315)
Storage facilities, net	$2,155,170	$2,089,707

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2013, 2012 and 2011:

Facility/Portfolio	Location	Transaction Date		Number of Facilities	Purchase / Sale Price (in thousands)

2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013		1	$6,900
Evanston Asset	Evanston, IL	May 2013		1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013		1	7,150
Miramar Asset	Miramar, FL	June 2013		1	9,000
Stoneham Asset	Stoneham, MA	June 2013		1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013		5	52,400
Staten Island Asset	Staten Island, NY	July 2013		1	13,000
Lewisville Asset	Lewisville, TX	August 2013		1	10,975
Chandler Asset	Chandler, AZ	September 2013		1	10,500
Tempe Asset	Tempe, AZ	September 2013		1	4,300
Clinton Asset	Clinton, MD	November 2013		1	15,375
Katy Asset	Katy, TX	November 2013		1	9,700
Richmond Asset	Richmond, TX	December 2013		1	10,497
Dallas Asset	Dallas, TX	December 2013		1	6,925
Elkridge Asset	Elkridge, MD	December 2013		1	8,200
Fort Lauderdale Asset	Fort Lauderdale, FL	December 2013		1	6,000
				20	$189,822

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013		5	$11,400
Tennessee Assets	Multiple locations in TN	August 2013		8	25,000
California/Tennessee/Texas Assets	Multiple locations in CA, TN and TX	October/November 2013		22	90,000
				35	$126,400

2012 Acquisitions:

Houston Asset	Houston, TX	February 2012		1	$5,100
Dunwoody Asset	Dunwoody, GA	February 2012		1	6,900
Mansfield Asset	Mansfield, TX	June 2012		1	4,970
Texas Assets	Multiple locations in TX	July 2012		4	18,150
Allen Asset	Allen, TX	July 2012		1	5,130
Norwalk Asset	Norwalk, CT	July 2012		1	5,000
Storage Deluxe Assets	Multiple locations in NY and CT	February/April/August 20	12	6	201,910
Eisenhower Asset	Alexandria, VA	August 2012		1	19,750
New Jersey Assets	Multiple locations in NJ	August 2012		2	10,750
Georgia/Florida Assets	Multiple locations in GA and FL	August 2012		3	13,370
Peachtree Asset	Peachtree City, GA	August 2012		1	3,100
HSREV Assets	Multiple locations in PA, NY, NJ, VA and FL	September 2012		9	102,000
Leetsdale Asset	Denver, CO	September 2012		1	10,600
Orlando/West Palm Beach Assets	Multiple locations in FL	November 2012		2	13,010
Exton/Cherry Hill Assets	Multiple locations in NJ and PA	December 2012		2	7,800
Carrollton Asset	Carrollton, TX	December 2012		1	4,800
				37	$432,340

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2012 Dispositions:

Michigan Assets	Multiple locations in MI	June 2012	3	$6,362
Gulf Coast Assets	Multiple locations in LA, AL and MS	June 2012	5	16,800
New Mexico Assets	Multiple locations in NM	August 2012	6	7,500
San Bernardino Asset	San Bernardino, CA	August 2012	1	5,000
Florida/ Tennessee Assets	Multiple locations in FL and TN	November 2012	3	6,550
Ohio Assets	Multiple locations in OH	November 2012	8	17,750
			26	$59,962

2011 Acquisitions:

Burke Lake Asset	Fairfax Station, VA	January 2011	1	$14,000
West Dixie Asset	Miami, FL	April 2011	1	13,500
White Plains Asset	White Plains, NY	May 2011	1	23,000
Phoenix Asset	Phoenix, AZ	May 2011	1	612
Houston Asset	Houston, TX	June 2011	1	7,600
Duluth Asset	Duluth, GA	July 2011	1	2,500
Atlanta Assets	Atlanta, GA	July 2011	2	6,975
District Heights Asset	District Heights, MD	August 2011	1	10,400
Storage Deluxe Assets	Multiple locations in NY, CT and PA	November 2011	16	357,310
Leesburg Asset	Leesburg, VA	November 2011	1	13,000
Washington, DC Asset	Washington, DC	December 2011	1	18,250
			27	$467,147

2011 Dispositions:

Flagship Assets	Multiple locations in IN and OH	August 2011	18	$43,500
Portage Asset	Portage, MI	November 2011	1	1,700
			19	$45,200

4.  INVESTMENT ACTIVITY

2013 Acquisitions

During 2013, the Company acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.5 million. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2013 was approximately $5.3 million. In connection with one of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $8.9 million, which included an outstanding principal balance totaling $8.5 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

The following table summarizes the Company’s revenue and earnings of the 2013 and 2012 acquisitions from the respective acquisition dates in the year they were acquired, included in the consolidated statements of operations for the years ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
	(in thousands)
Total revenue	$7,048	$19,028
Net loss	(4,228)	(11,464)

Development

During the second quarter of 2013, the Company entered into contracts for the construction of a self-storage facility located in Bronx, NY. Construction is expected to be completed during the first quarter of 2014. At December 31, 2013, development costs for this project totaled $15.6 million. These costs are capitalized to construction in progress while the project is under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During 2012, the Company commenced construction of 5 Old Lancaster Road located in Malvern, PA, a suburb of Philadelphia.  Upon completion, the mixed-use facility will be comprised of rentable storage space and office space for the Company’s corporate headquarters.   During the fourth quarter of 2013, the Company relocated its corporate headquarters to 5 Old Lancaster Road.  Construction is expected to be completed on the portion of the building comprised of rentable storage space during the first quarter of 2014.  At December 31, 2013 and 2012, development costs for this mixed-use project totaled $21.4 million and $4.7 million, respectively.

During the fourth quarter of 2013, the Company entered into contracts under newly-formed joint ventures for the construction of three self-storage facilities located in New York and one self-storage facility located in Virginia (see note 12). Construction for all projects is expected to be completed during 2015. At December 31, 2013, development costs for these projects totaled $16.9 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

2012 Acquisitions

During 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six facilities with a purchase price of approximately $201.9 million. The six facilities purchased are located in New York and Connecticut. In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $12.3 million. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2013 and 2012 was approximately $4.4 million and $7.9 million, respectively. In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which included an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in a partnership that owned nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”), for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the facilities.  Following the purchase, the Company wholly owned the nine storage facilities which were unencumbered and had a fair value of $102 million at acquisition.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2013 and 2012 was approximately $6.2 million and $2.1 million, respectively.

During 2012, the Company acquired an additional 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases which aggregated $13.2 million. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2013 and 2012 was approximately $8.4 million and $4.8 million, respectively. In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which included an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On December 10, 2013, the Company acquired a 50% ownership interest in 35 self-storage facilities located in Texas (34) and North Carolina (1) through a newly-formed joint venture (“HHF”). HHF paid $315.7 million for these facilities. The Company and the unaffiliated joint venture partner, collectively the “HHF Partners,” each contributed cash equal to 50% of the capital required to fund the acquisition. HHF was not consolidated as the entity was not determined to be a VIE and the HHF Partners have equal ownership and voting rights in the entity. The Company accounts for its unconsolidated interest in the real estate venture using the equity method. The Company’s investment in HHF is included in Investment in real estate venture, at equity on the Company’s consolidated balance sheets and earnings attributed to HHF are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

On September 26, 2011, the Company contributed $15.4 million in cash for a 50% interest in HSREV, a partnership that owned nine storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida. The other partner held the remaining 50% interest in the partnership.  HSREV was not consolidated because the Company was not the primary beneficiary, the limited partners had the ability to dissolve or remove the Company without cause and the Company did not possess substantive participating rights.  The Company accounted for the unconsolidated interests in its real estate venture using the equity method.  The Company’s investment in HSREV was included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheet and earnings attributable to HSREV were presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

As explained in note 4, on September 28, 2012, the Company purchased the remaining 50% ownership in HSREV for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the facilities.  As noted above, the Company previously accounted for its investment in HSREV using the equity method. As a result, the Company’s original 50% interest was remeasured during 2012 and the Company recorded a gain of approximately $7.0 million, which is reflected in Gain from remeasurement of investment in real estate venture on the accompanying statements of operations.

The amounts reflected in the following tables are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the HHF venture as of December 31, 2013 (in thousands):

December 31,
2013
Assets
Net property	$313,622
Other assets	623
Total Assets	$314,245

Liabilities and equity
Other liabilities	$1,625
Debt	—
Equity:
CubeSmart	156,310
Joint venture partner	156,310
Total Liabilities and equity	$314,245

There were no unconsolidated real estate venture assets at December 31, 2012.

The following is a summary of results of operations of the real estate ventures for the years ended December 31, 2013, 2012 and 2011 (in thousands).

	Year ended December 31,
	2013	2012	2011

Revenue	$1,600	$7,229	$9,354
Operating expenses	1,742	3,010	3,879
Interest expense, net	—	2,690	3,969
Depreciation and amortization	2,160	2,691	4,115
Net loss	(2,302)	(1,162)	(2,609)
Company’s share of net loss	(1,151)	(745)	(281)

The results of operations above include the periods from December 13, 2013 (date of acquisition) through December 31, 2013 for HHF, and the periods from September 26, 2011 (date of acquisition) through September 28, 2012 for HSREV, the date of the Company’s acquisition of the remaining 50% interest.

6.  UNSECURED SENIOR NOTES

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”). On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”) which bear interest at a rate of 4.80%. The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.” The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. The Operating Partnership is currently in compliance with all of the financial covenants under the Senior Notes.

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

		Credit Facility Prior to Amendment		Credit Facility As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Revolver	$300 million	December 2015	1.80%	June 2017	1.60%
Term Loan C (1)	$100 million	December 2014	1.75%	December 2014	1.50%
Term Loan D	$200 million	March 2017	1.75%	January 2019	1.50%

(1)         On December 17, 2013, the Company repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

The Company incurred costs of $2.1 million in connection with amending the agreements and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet. Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities. In connection with the repayment of Term Loan C, the Company recognized loan procurement amortization expense — early repayment of debt of $0.4 million related to the write-off of unamortized loan procurement costs associated with the term loan.

As of December 31, 2013, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $38.6 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $261.2 million was available for borrowing on the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of December 31, 2013 that fix 30-day LIBOR (see note 10). As of December 31, 2013, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.22%.

The Term Loan Facility and the term loans under the Credit Facility were fully drawn at December 31, 2013 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

•         Maximum total indebtedness to total asset value of 60.0% at any time;

•         Minimum fixed charge coverage ratio of 1.50:1.00; and

•         Minimum tangible net worth of $821,211,200 plus 75% of net proceeds from equity issuances after June 30, 2010.

Further, under the Credit Facility and Term Loan Facility, the Company is restricted from paying distributions on the Parent Company’s common shares in excess of the greater of (i) 95% of funds from operations, and (ii) such amount as may be necessary to maintain the Parent Company’s REIT status.

The Company is currently in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2013	2012	Interest Rate	Date
	(in thousands)
YSI 7	$—	$2,962	6.50%	Jun-13
YSI 8	—	1,692	6.50%	Jun-13
YSI 9	—	1,862	6.50%	Jun-13
YSI 17	—	3,846	6.32%	Jul-13
YSI 27	—	461	5.59%	Nov-13
YSI 30	—	6,765	5.59%	Nov-13
USIFB	—	7,221	3.57%	Dec-13
YSI 11	—	2,276	5.87%	Jan-14
YSI 5	—	3,001	5.25%	Jan-14
YSI 28	—	1,460	5.59%	Mar-14
YSI 10	3,839	3,928	5.87%	Jan-15
YSI 15	1,733	1,784	6.41%	Jan-15
YSI 52	4,548	4,721	5.63%	Jan-15
YSI 58	8,676	8,974	2.97%	Jan-15
YSI 29	12,853	13,060	3.69%	Aug-15
YSI 13	8,500	—	3.00%	Oct-15
YSI 20	56,373	58,524	5.97%	Nov-15
YSI 59	9,418	9,603	4.82%	Mar-16
YSI 60	3,670	3,725	5.04%	Aug-16
YSI 51	7,219	7,325	5.15%	Sep-16
YSI 35	4,274	4,373	6.90%	Jul-19	(a)
YSI 33	10,688	10,930	6.42%	Jul-19
YSI 26	8,945	9,102	4.56%	Nov-20
YSI 57	3,140	3,195	4.61%	Nov-20
YSI 55	24,145	24,502	4.85%	Jun-21
YSI 24	28,523	29,141	4.64%	Jun-21
Unamortized fair value adjustment	3,674	4,326

Total mortgage loans and notes payable	$200,218	$228,759

(a)                 This borrowing has a fixed interest rate for the first five years of the term, and the rate then resets and remains constant over the final five years of the loan term.

As of December 31, 2013 and 2012, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $371 million and $440 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2013 (in thousands):

2014	$5,214
2015	95,397
2016	21,342
2017	1,915
2018	2,026
2019 and thereafter	70,650
Total mortgage payments	196,544
Plus: Unamortized fair value adjustment	3,674
Total mortgage indebtedness	$200,218

The Company currently intends to fund its 2014 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under our unsecured Credit Facility ($261.2 million available as of December 31, 2013).

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the year ended December 31, 2013 (dollars in thousands):

	Unrealized losses on interest rate swaps	Unrealized loss on foreign currency translation	Total

Balance at December 31, 2012	$(18,973)	$(823)	$(19,796)
Other comprehensive gain before reclassifications	2,591	31	2,622
Amounts reclassified from accumulated other comprehensive loss	6,160 (a)	—	6,160
Net current-period other comprehensive income	8,751	31	8,782

Balance at December 31, 2013	$(10,222)	$(792)	$(11,014)

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2013 and December 31, 2012, respectively (dollars in thousands):

Hedge		Notional				Year Ended December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2013	2012

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,265)	$(1,873)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,265)	(1,875)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(632)	(937)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(1,132)	(2,378)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(752)	(1,583)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(754)	(1,583)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(380)	(799)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(1,820)	(3,433)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(1,842)	(3,470)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(921)	(1,734)
		$400,000				$(10,763)	$(19,665)

(a)         Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2013 and 2012, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of $6.2 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2013.  The Company estimates that $6.1 million will be reclassified as an increase to interest expense in 2014.

11.  FAIR VALUE MEASUREMENTS

The Company applies the methods of determining fair value, as described in authoritative guidance, to value its financial assets and liabilities. As defined in the guidance, fair value is based on the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, the guidance establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

Financial assets and liabilities carried at fair value as of December 31, 2013 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$10,763	$—

Total liabilities at fair value	$—	$10,763	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2013 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of December 31, 2013, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

During 2012, the Company recorded a nonrecurring Level 3 fair value measurement gain of approximately $7.0 million resulting from the remeasurement of its investment in HSREV (see note 5).  Fair value for those assets measured using Level 3 inputs was determined through the use of a direct capitalization approach. The direct capitalization approach applies a projected yield for the investment to the estimated stabilized income for the facility.  Yield rates utilized in this approach are derived from market transactions as well as other financial and industry data. The yield rates used in determining the fair value of HSREV ranged from 6%-7%.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at December 31, 2013 and 2012.  The aggregate carrying value of the Company’s debt was $1,138.8 million and $1,023.8 million at December 31, 2013 and 2012, respectively.  The estimated fair value of the Company’s debt was $1,140.9 million and $1,017.3 million at December 31, 2013 and 2012, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at December 31, 2013 and 2012.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (“Jamaica Ave Member”).  The facility is expected to commence operations during 2015.  The Jamaica Ave member has an option to put its ownership interest in the venture to the Company for $12.5 million within a year after the construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of Jamaica Ave Member for $12.5 million starting for a year period beginning on the second anniversary of the facility’s construction being substantially complete.  The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Jamaica Ave.  At December 31, 2013, Jamaica Ave had total assets of $6.3 million.

The Company formed two entities, collectively known as “SNL”, with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY.  The Company owns 90% of SNL and the facilities are expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SNL.  At December 31, 2013, SNL had total assets of $3.8 million and total liabilities of $0.1 million.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate, and develop a self-storage facility in Northern Virginia.  The Company owns a 90% interest in SRLLC and the facility is expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SRLLC.  At December 31, 2013, SRLLC had total assets of $13.6 million and total liabilities of $9.1 million.  The Company provided a $9.0 million loan secured by a mortgage on the real estate assets of SRLLC.  The loan and any related interest was eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB.  At December 31, 2013, USIFB had total assets of $11.8 million and total liabilities of $7.1 million.  On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  The loan and any related interest was eliminated during consolidation.

On August 13, 2009, the Company, through a wholly-owned affiliate, formed a joint venture (“HART”) with an affiliate of Heitman, LLC (“Heitman”) to own and operate 22 self-storage facilities, which are located throughout the United States.  Upon formation, Heitman contributed approximately $51 million of cash to a newly-formed limited partnership and the Company contributed certain unencumbered wholly-owned facilities with an agreed upon value of approximately $102 million to such limited partnership.  In exchange for its contribution of those facilities, the Company received a cash distribution from HART of approximately $51 million and retained a 50% interest in HART.  The Company was the managing partner of HART and managed the facilities owned by HART in exchange for a market rate management fee.  The Company determined that HART was a variable interest entity, and that the Company was the primary beneficiary.  Accordingly, the Company consolidated the assets, liabilities and results of operations of HART.  The 50% interest that was owned by Heitman was reflected as noncontrolling interest in subsidiaries within permanent equity, separate from the Company’s equity on the consolidated balance sheets.

On August 13, 2012, the Company purchased the remaining 50% interest in HART from Heitman for $61.1 million, and now owns 100% of HART. Accordingly, the Company wholly owns the facilities which are unencumbered by any property-level secured debt.  The Company previously consolidated HART, and therefore the acquisition of the remaining 50% interest is reflected in the equity section of the accompanying consolidated balance sheets.  As a result of the transaction, the Company eliminated noncontrolling interest in subsidiaries of $38.7 million and recorded a reduction to additional paid in capital of $18.5 million.

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

Approximately 1.6% and 2.4% of the outstanding OP Units as of December 31, 2013 and December 31, 2012, respectively, were not owned by CubeSmart, the sole general partner.  The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.  However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At December 31, 2013 and 2012, 2,275,730 and 3,293,730 OP units, respectively, were outstanding.  The per Unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value at December 31, 2013 and 2012, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $3.3 million and $19.5 million at December 31, 2013 and 2012, respectively.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities.  Management agreements provide generally for management fees of between 5-6% of cash collected of total revenue of the facilities.  Total management fees for unconsolidated joint ventures or other entities of which the Company had an ownership interest in for the years ending December 31, 2013, 2012, and 2011 respectively, were $0.1 million, $0.2 million and $0.1 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities.  These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities.  The amounts due to the Company were $2.1 million and $1.3 million as of December 31, 2013 and 2012, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $15.8 million as of December 31, 2013 that are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

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

Office Space	Approximate Square Footage	Maturity Date	Fixed Minimum Rent Per Month	Fixed Maximum Rent Per Month
The Parkview Building — 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	$25,673	$31,205
6745 Engle Road — Suite 100	2,212	12/31/2014	$3,051	$3,709
6745 Engle Road — Suite 110	1,731	12/31/2014	$2,387	$2,901
6751 Engle Road — Suites C and D	3,000	12/31/2014	$3,137	$3,771

(1)         Our Operating Partnership may extend the lease agreement beyond the termination date by the period set forth in this column at prevailing market rates upon the same terms and conditions contained in each of the lease agreements.

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of lease payments incurred under these lease agreements for each of the years ended December 31, 2013 and December 31, 2012 was approximately $0.5 million.

Total future minimum rental payments due in accordance with the related party lease agreements are $0.5 million and total future cash receipts due from our subtenants are $0.3 million as of December 31, 2013.

14.  COMMITMENTS AND CONTINGENCIES

The Company currently owns five operating self-storage facilities and one self-storage facility currently under development that are subject to ground leases and four other operating self-storage facilities having portions of land that are subject to ground leases. The Company recorded ground rent expense of approximately $2.2 million, $1.2 million, and $0.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2014	$1,329
2015	1,336
2016	1,329
2017	1,329
2018	1,242
2019 and thereafter	64,836
$71,401

The Company has development agreements for the construction of five new self-storage facilities (see note 4), which will require payments of approximately $54.3 million, due in installments upon completion of certain construction milestones, during 2014 and 2015.

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

In addition to the overall limit on the number of shares that may be subject to awards under the 2007 Plan, the 2007 Plan limits the number of shares that may be the subject of awards during the three-year period ending December 31, 2013.  Specifically, the average of the following three ratios (each expressed as a percentage) shall not exceed the greater of two percent (2%) or the mean of the Company’s GICS peer group for the three-year period beginning January 1, 2011 and ending December 31, 2013.  The three ratios would correspond to the three calendar years in the three-year period ending December 31, 2013, and each ratio would be computed as (i) the number of shares subject to awards granted in the applicable year divided by (ii) the sum of the number of common shares and units of the Company’s operating partnership (“OP Units”) exchangeable into common shares outstanding at the end of such year.  Solely for purposes of calculating the number of shares subject to awards under this limitation, shares underlying Full-Value Awards will be taken into account in the numerator of the foregoing ratios as 1.5 shares.

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

Share Options

The fair values for options granted in 2013, 2012, and 2011 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2013	2012	2011
Risk-free interest rate	1.0%	2.0%	3.3%
Expected dividend yield	3.3%	4.5%	4.8%
Volatility (a)	42.00%	52.22%	54.60%
Weighted average expected life of the options (b)	6.0 years	9.59 years	9.9 years
Weighted average grant date fair value of options granted per share	$4.28	$3.94	$3.40

(a)  Expected volatility is based upon the level of volatility historically experienced.

(b)  Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2011, 2012, and 2013 grants was based on the trading history of the Company’s shares.

In 2013, 2012, and 2011, the Company recognized compensation expense related to options issued to employees and executives of approximately $0.9 million, $1.2 million and $1.5 million, respectively, which was recorded in general and administrative expense.  Approximately 182,297 share options were issued during 2013 for which the fair value of the options at their respective grant dates was approximately $0.8 million, which vest over three years.  As of December 31, 2013, the Company had approximately $0.9 million of unrecognized option compensation cost related to all grants that will be recorded over the next four years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2013, 2012 and 2011:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2010	5,013,760	$10.38	7.18
Options granted	346,882	9.38	9.11
Options canceled	(80,924)	9.40	—
Options exercised	(24,000)	5.06	6.84
Balance at December 31, 2011	5,255,718	$10.35	6.33
Options granted	222,421	11.48	9.14
Options canceled	(10,375)	9.01	—
Options exercised	(209,900)	7.89	6.08
Balance at December 31, 2012	5,257,864	$10.50	5.49
Options granted	182,297	14.84	9.08
Options canceled	(24,000)	13.57	—
Options exercised	(511,548)	7.24	4.53
Balance at December 31, 2013	4,904,613	$10.99	4.66

Vested or expected to vest at December 31, 2013	4,904,613	$10.99	4.66
Exercisable at December 31, 2013	4,462,447	$10.87	4.31

At December 31, 2013, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $28.5 million.  The aggregate intrinsic value of options exercised was approximately $4.8 million for the year ended December 31, 2013.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 219,000 restricted shares and share units were issued during 2013 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $3.4 million, which vest over three to five years.  During 2012, approximately 595,000 restricted shares and share units were issued for which the fair value of the restricted shares and share units at their respective grant dates was approximately $6.9 million.  As of December 31, 2013 the Company had approximately $3.2 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next four years.  Restricted share awards are considered to be performance awards and are valued using the share price on the grant date.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2013, 2012 and 2011, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $5.4 million, $3.9 million, and $2.2 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2013:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2013	853,140
Granted	219,338
Vested	(350,328)
Forfeited	(10,519)
Non-Vested at December 31, 2013	711,631

On January 25, 2013, 41,503 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.8 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2015.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

On January 25, 2012, 49,981 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.8 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2014.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

On May 30, 2012, 274,668 restricted share units were granted to our former chief executive officer.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holder thereof to receive common shares at a future date.  The deferred share units will be awarded based on the price return of the Company’s share price over a two-year period.  The fair value of the restricted share units on the grant date was approximately $3.0 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the award.  The restricted share units cliff vested on December 31, 2013.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings (loss) per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common share:

	For the year ended December 31,
	2013	2012	2011
	(Dollars and shares in thousands, except per share amounts)

Income (loss) from continuing operations	$10,409	$(13,276)	$(13,400)
Noncontrolling interests in the Operating Partnership	(51)	513	694
Noncontrolling interest in subsidiaries	42	(1,918)	(2,810)
Distribution to preferred shares (1)	(6,008)	(6,008)	(1,218)
Income (loss) from continuing operations attributable to the Company’s common shareholders	$4,392	$(20,689)	$(16,734)

Total discontinued operations	31,585	16,904	15,847
Noncontrolling interests in the Operating Partnership	(537)	(406)	(729)
Total discontinued operations attributable to the Company’s common shareholders	$31,048	$16,498	$15,118

Net income (loss) attributable to the Company’s common shareholders	$35,440	$(4,191)	$(1,616)

Weighted-average shares outstanding	135,191	124,548	102,976
Share options and restricted share units (2)	2,551	—	—
Weighted-average diluted shares outstanding (3)	137,742	124,548	102,976

Earnings (loss) per common share:
Continuing operations	$0.03	$(0.17)	$(0.16)
Discontinued operations	0.23	0.14	0.14
Basic and diluted earnings (loss) per common share	$0.26	$(0.03)	$(0.02)

Earnings (loss) per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common unit:

	For the year ended December 31,
	2013	2012	2011
	(Dollars and units in thousands, except per unit amounts)

Income (loss) from continuing operations	$10,409	$(13,276)	$(13,400)
Operating Partnership interests of third parties	(51)	513	694
Noncontrolling interest in subsidiaries	42	(1,918)	(2,810)
Distribution to preferred unitholders (1)	(6,008)	(6,008)	(1,218)
Income (loss) from continuing operations attributable to common unitholders	$4,392	$(20,689)	$(16,734)

Total discontinued operations	31,585	16,904	15,847
Operating Partnership interests of third parties	(537)	(406)	(729)
Total discontinued operations attributable to common unitholders	$31,048	$16,498	$15,118

Net income (loss) attributable to common unitholders	$35,440	$(4,191)	$(1,616)

Weighted-average units outstanding	135,191	124,548	102,976
Unit options and restricted share units (2)	2,551	—	—
Weighted-average diluted units outstanding (3)	137,742	124,548	102,976

Earnings (loss) per common unit:
Continuing operations	$0.03	$(0.17)	$(0.16)
Discontinued operations	0.23	0.14	0.14
Basic and diluted earnings (loss) per common unit	$0.26	$(0.03)	$(0.02)

(1)  For the year ended December 31, 2013, 2012 and 2011, the Company declared cash dividends per preferred share/unit of $1.938, $1.938 and $0.393, respectively.

(2) For the years ended December 31, 2012 and 2011, the potentially dilutive shares/units of approximately 2,000,000, and 1,378,000 respectively, were not included in the earnings per share/unit calculation as their effect is antidilutive.

(3) For the years ended December 31, 2013, 2012 and 2011, the Company declared cash dividends per common share/unit of $0.460, $0.350 and $0.290, respectively.

The Operating Partnership units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 2,275,730, 3,293,730 and 4,674,136 as of December 31, 2013, 2012 and 2011, respectively.  There were 139,328,366 and 131,794,547 common units outstanding as of December 31, 2013 and 2012, respectively.

Issuance of Common and Preferred Shares

Pursuant to our previous sales agreement with Cantor Fitzgerald & Co. (the “Previous Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Previous Sales Agreement”), the Company had a program to enable it to sell up to 20 million common shares in “at the market” offerings.  On May 7, 2013, the Company terminated the Previous Sales Agreement with the Previous Sales Agent and entered into separate Equity Distribution Agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”).   Pursuant to the Equity Distribution Agreements, the Company may sell, from time to time, up to 12 million common shares of beneficial interest through the Sales Agents.

During 2013, the Company sold a total of 5.7 million common shares under the agreements at an average sales price of $17.92 per share, resulting in gross proceeds of $102.1 million under the program.  The Company incurred $1.8 million of offering costs in conjunction with the 2013 sales.  The proceeds from the sales conducted during the year ended December 31, 2013 were used to fund acquisitions of storage facilities and for general corporate purposes.  As of December 31, 2013, 6.4 million common shares remained available for issuance under the Equity Distribution Agreements.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded at December 31, 2013 or 2012.  The Company had net deferred tax assets of $0.7 million, which are included in other assets, as of December 31, 2013 and 2012.  The Company believes it is more likely than not the deferred tax assets will be realized.

The following table discloses the income tax rates for the periods identified below:

	For the year ended December 31,
	2013	2012
Effective income tax rate
Statutory federal income tax rate	34%	34%
State and local income taxes	4%	4%
Effective income tax rate	38%	38%

The following table discloses the Company’s deferred tax assets and liabilities as of December 31, 2013 and 2012, which are included in other assets on the consolidated balance sheets:

	As of December 31,
	2013		2012
	(in thousands)
	Assets	Liabilities	Assets	Liabilities
Deferred taxes
Share based compensation	$2,379	$2,175	$3,684	$3,347
Other	461	—	400	—
Deferred taxes	$2,840	$2,175	$4,084	$3,347

18.  DISCONTINUED OPERATIONS

For the years ended December 31, 2013, 2012 and 2011, discontinued operations relates to 35 facilities that the Company sold during 2013, 26 facilities that the Company sold during 2012, and 19 facilities that the Company sold during 2011.  Each of the sales during 2013, 2012 and 2011 resulted in the recognition of a gain, which totaled $27.4 million, $9.8 million, and $3.9 million, respectively.

The following table summarizes the revenue and expense information for the period the Company owned the facilities classified as discontinued operations during the years ended December 31, 2013, 2012 and 2011 (in thousands):

	For the year ended December 31,
	2013	2012	2011

REVENUES
Rental income	$10,795	$21,077	$27,958
Other property related income	1,583	2,703	5,138
Total revenues	12,378	23,780	33,096
OPERATING EXPENSES
Property operating expenses	5,318	10,742	13,630
Depreciation and amortization	2,703	5,548	7,110
Total operating expenses	8,021	16,290	20,740
OPERATING INCOME	4,357	7,490	12,356
OTHER (EXPENSE) INCOME
Interest expense on loans	(212)	(397)	(412)
Gain from disposition of discontinued operations	27,440	9,811	3,903
Income from discontinued operations	$31,585	$16,904	$15,847

19.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2013, the Company acquired 20 self-storage facilities for an aggregate purchase price of approximately $189.8 million (see note 3).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2013 and 2012 based on the assumptions described above:

	Year ended December 31,
	2013	2012
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$328,501	$306,006
Pro forma income from continuing operations	40,616	15,784
Earnings (loss) per common share from continuing operations:
Basic and diluted — as reported	$0.03	$(0.17)
Basic and diluted — as pro forma	0.25	0.06

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2013 and 2012 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013
Total revenues	$74,655	$78,289	$82,487	$82,964
Total operating expenses	65,756	64,377	65,785	64,180
Net (loss) income attributable to the Company	(392)	2,550	16,342	22,948
Basic and diluted (loss) earnings per share	(0.01)	0.01	0.11	0.15

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2012	2012	2012	2012

Total revenues	$60,548	$63,649	$69,050	$73,075
Total operating expenses	54,754	57,644	62,492	64,559
Net (loss) income attributable to the Company	(3,843)	2,543	1,636	1,481
Basic and diluted (loss) earnings per share	(0.04)	0.01	0.00	0.00

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 18).

21. SUBSEQUENT EVENTS

Subsequent to December 31, 2013, the Company acquired one facility in California, one facility in Connecticut, three facilities in Florida and two facilities in Maryland for an aggregate purchase price of $73.0 million, net of $26.0 million of assumed debt associated with two facilities in Florida and two facilities in Maryland.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2013

(Dollars in thousands)

				Initial Cost		Costs	Gross Carrying Amount at December 31, 2013
Description	Square Footage	Encumbrances		Land	Buildings & Improvements	Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation (D)	Year Acquired/ Developed
Chandler I, AZ	47,520			327	1,257	266	327	1,368	1,695	389	2005
Chandler II, AZ	83,859			1,518	7,485	6	1,518	7,491	9,009	414	2013
Gilbert, AZ	57,430			951	4,688	8	951	4,696	5,647	1,267	2013
Glendale, AZ	56,807			201	2,265	1,006	418	2,721	3,139	1,228	1998
Green Valley, AZ	25,200			298	1,153	129	298	1,072	1,370	288	2005
Mesa I, AZ	52,375			920	2,739	173	921	2,466	3,387	668	2006
Mesa II, AZ	45,461			731	2,176	181	731	2,042	2,773	544	2006
Mesa III, AZ	58,264			706	2,101	168	706	1,885	2,591	521	2006
Phoenix I, AZ	100,775			1,134	3,376	316	1,135	3,043	4,178	842	2006
Phoenix II, AZ	83,415			756	2,251	1,498	847	3,053	3,900	679	2006/2011
Scottsdale, AZ	79,825			443	4,879	1,691	883	5,472	6,355	2,457	1998
Tempe I, AZ	53,890			749	2,159	194	749	2,049	2,798	530	2005
Tempe II, AZ	35,125			588	2,898	12	588	2,910	3,498	495	2013
Tucson I, AZ	59,500			188	2,078	950	384	2,574	2,958	1,149	1998
Tucson II, AZ	43,850			188	2,078	1,019	391	2,621	3,012	1,102	1998
Tucson III, AZ	49,832		(A)	532	2,048	225	533	1,912	2,445	504	2005
Tucson IV, AZ	48,040		(A)	674	2,595	249	675	2,423	3,098	641	2005
Tucson V, AZ	45,134		(A)	515	1,980	324	515	1,948	2,463	503	2005
Tucson VI, AZ	40,814		(A)	440	1,692	193	430	1,588	2,018	425	2005
Tucson VII, AZ	52,638		(A)	670	2,576	224	670	2,389	3,059	653	2005
Tucson VIII, AZ	46,550		(A)	589	2,265	263	589	2,177	2,766	558	2005
Tucson IX, AZ	67,545		(A)	724	2,786	346	725	2,616	3,341	708	2005
Tucson X, AZ	46,250		(A)	424	1,633	198	425	1,522	1,947	411	2005
Tucson XI, AZ	42,700		(A)	439	1,689	382	439	1,782	2,221	490	2005
Tucson XII, AZ	42,225		(A)	671	2,582	280	672	2,449	3,121	632	2005
Tucson XIII, AZ	45,800		(A)	587	2,258	252	587	2,148	2,735	564	2005
Tucson XIV, AZ	49,095			707	2,721	452	708	2,639	3,347	683	2005
Benicia, CA	74,770			2,392	7,028	133	2,392	6,088	8,480	1,590	2005
Citrus Heights, CA	75,620		(A)	1,633	4,793	210	1,634	4,262	5,896	1,150	2005
Diamond Bar, CA	102,984			2,522	7,404	159	2,524	6,471	8,995	1,766	2005
Escondido, CA	142,645			3,040	11,804	147	3,040	9,597	12,637	1,915	2007
Fallbrook, CA	46,420			133	1,492	1,733	432	2,726	3,158	1,061	1997
Lancaster, CA	60,675			390	2,247	953	556	2,700	3,256	929	2001
Long Beach, CA	125,121			3,138	14,368	406	3,138	12,863	16,001	3,245	2006
Murrieta, CA	49,855			1,883	5,532	131	1,903	4,798	6,701	1,255	2005
North Highlands, CA	57,094		(A)	868	2,546	336	868	2,437	3,305	656	2005
Orangevale, CA	50,392		(A)	1,423	4,175	255	1,423	3,769	5,192	1,022	2005
Pleasanton, CA	85,045			2,799	8,222	51	2,799	7,030	9,829	1,838	2005
Rancho Cordova, CA	53,978		(A)	1,094	3,212	231	1,095	2,935	4,030	796	2005
Rialto I, CA	57,391			899	4,118	174	899	3,722	4,621	941	2006
Rialto II, CA	99,783			277	3,098	1,703	672	4,025	4,697	1,783	1997
Riverside I, CA	67,120			1,351	6,183	390	1,351	5,741	7,092	1,424	2006
Riverside II, CA	85,426			1,170	5,359	318	1,170	4,943	6,113	1,246	2006
Roseville, CA	59,869		(A)	1,284	3,767	310	1,284	3,493	4,777	960	2005
Sacramento I, CA	50,714		(A)	1,152	3,380	223	1,152	3,055	4,207	838	2005
Sacramento II, CA	61,888		(A)	1,406	4,128	212	1,407	3,691	5,098	992	2005
San Bernardino I, CA	31,070			51	572	1,148	182	1,403	1,585	526	1997
San Bernardino II, CA	41,546			112	1,251	1,177	306	1,900	2,206	801	1997
San Bernardino III, CA	35,416			98	1,093	1,189	242	1,800	2,042	690	1997
San Bernardino IV, CA	83,057			1,872	5,391	84	1,872	4,758	6,630	1,279	2005
San Bernardino V, CA	57,595			783	3,583	440	783	3,496	4,279	892	2006
San Bernardino VII, CA	78,729			1,475	6,753	250	1,290	6,257	7,547	1,590	2006
San Bernardino VIII, CA	95,604			1,691	7,741	393	1,692	6,192	7,884	2,465	2006
San Marcos, CA	37,430			775	2,288	116	776	2,040	2,816	554	2005
Santa Ana, CA	63,816			1,223	5,600	256	1,223	5,082	6,305	1,288	2006
South Sacramento, CA	52,565		(A)	790	2,319	231	791	2,154	2,945	587	2005
Spring Valley, CA	55,045			1,178	5,394	524	1,178	5,174	6,352	1,323	2006
Temecula I, CA	81,310			660	4,735	1,210	899	5,388	6,287	1,219	1998
Temecula II, CA	84,318			3,080	5,839	192	3,080	5,102	8,182	1,018	2007
Vista I, CA	74,405			711	4,076	2,275	1,118	5,424	6,542	1,757	2001
Vista II, CA	147,941			4,629	13,599	139	4,629	11,707	16,336	3,056	2005
Walnut, CA	50,708			1,578	4,635	224	1,595	4,120	5,715	1,070	2005
West Sacramento, CA	40,015		(B)	1,222	3,590	148	1,222	3,189	4,411	835	2005
Westminster, CA	68,428			1,740	5,142	291	1,743	4,550	6,293	1,252	2005
Aurora, CO	75,867		(A)	1,343	2,986	274	1,343	2,726	4,069	715	2005
Colorado Springs I, CO	47,975			771	1,717	329	771	1,704	2,475	434	2005
Colorado Springs II, CO	62,400	1,733		657	2,674	207	656	2,394	3,050	600	2006
Denver I, CO	59,200			673	2,741	183	671	2,434	3,105	661	2006
Denver II, CO	74,435			1,430	7,053	36	1,430	7,088	8,518	283	2012
Federal Heights, CO	54,770		(A)	878	1,953	234	879	1,793	2,672	456	2005
Golden, CO	87,800		(A)	1,683	3,744	382	1,684	3,456	5,140	886	2005
Littleton, CO	53,490		(A)	1,268	2,820	197	1,268	2,509	3,777	634	2005
Northglenn, CO	52,102		(A)	862	1,917	360	862	1,863	2,725	460	2005
Bloomfield, CT	48,700			78	880	2,278	360	2,584	2,944	1,010	1997
Branford, CT	50,679			217	2,433	1,271	504	3,011	3,515	1,600	1995
Bristol, CT	47,725			1,819	3,161	58	1,819	2,754	4,573	825	2005
East Windsor, CT	46,016			744	1,294	447	744	1,470	2,214	433	2005
Enfield, CT	52,875			424	2,424	386	473	2,219	2,692	856	2001
Gales Ferry, CT	54,230			240	2,697	1,440	489	3,461	3,950	1,474	1995

							Gross Carrying Amount at
				Initial Cost		Costs	December 31, 2013
Description	Square Footage	Encumbrances		Land	Buildings & Improvements	Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation (D)	Year Acquired/ Developed
Manchester I, CT	47,025			540	3,096	351	563	2,674	3,237	1,080	2002
Manchester II, CT	52,725			996	1,730	246	996	1,669	2,665	480	2005
Milford, CT	44,885			87	1,050	1,122	274	1,701	1,975	806	1996
Monroe, CT	58,500			2,004	3,483	570	2,004	3,369	5,373	1,040	2005
Mystic, CT	50,825			136	1,645	1,842	410	2,755	3,165	1,354	1996
Newington I, CT	42,620			1,059	1,840	156	1,059	1,702	2,761	502	2005
Newington II, CT	36,140			911	1,584	228	911	1,539	2,450	449	2005
Norwalk, CT	30,242			646	3,187	45	646	3,232	3,878	145	2012
Old Saybrook I, CT	86,950			3,092	5,374	434	3,092	4,954	8,046	1,491	2005
Old Saybrook II, CT	26,425			1,135	1,973	216	1,135	1,861	2,996	569	2005
Shelton, CT	78,430			1,449	8,221	175	1,449	7,313	8,762	605	2011
South Windsor, CT	72,075			90	1,127	1,204	272	1,944	2,216	841	1996
Stamford, CT	28,907			1,941	3,374	76	1,941	2,915	4,856	866	2005
Wilton, CT	84,515	12,853		2,409	12,261	148	2,421	12,469	14,890	723	2012
Washington I, DC	63,085		(B)	871	12,759	389	894	10,466	11,360	1,962	2008
Washington II, DC	83,192			3,152	13,612	104	3,154	11,941	15,095	760	2011
Boca Raton, FL	37,958			529	3,054	1,552	813	3,699	4,512	1,231	2001
Boynton Beach I, FL	61,749			667	3,796	1,679	958	4,386	5,344	1,495	2001
Boynton Beach II, FL	61,629			1,030	2,968	320	1,030	2,852	3,882	754	2005
Bradenton I, FL	68,441			1,180	3,324	218	1,180	3,022	4,202	830	2004
Bradenton II, FL	87,988			1,931	5,561	885	1,931	5,351	7,282	1,461	2004
Cape Coral, FL	76,627			472	2,769	2,508	830	4,344	5,174	1,745	2000
Coconut Creek, FL	78,783			1,189	5,863	86	1,189	5,949	7,138	237	2012
Dania Beach, FL	168,274			3,584	10,324	1,112	3,584	9,939	13,523	2,743	2004
Dania, FL	58,145			205	2,068	1,427	481	2,797	3,278	1,353	1996
Davie, FL	80,985			1,268	7,183	798	1,373	5,717	7,090	2,459	2001
Deerfield Beach, FL	57,230			946	2,999	1,999	1,311	4,509	5,820	1,598	1998
Delray Beach I, FL	67,813			798	4,539	671	883	4,210	5,093	1,503	2001
Delray Beach II, FL	75,834			957	4,718	19	957	4,737	5,694	1,467	2013
Fernandina Beach, FL	113,091			378	4,222	3,656	643	7,000	7,643	2,362	1996
Ft. Lauderdale I, FL	70,063			937	3,646	2,419	1,384	5,430	6,814	1,955	1999
Ft. Lauderdale II, FL	46,096			862	4,250	0	862	4,251	5,113	1,800	2013
Ft. Myers, FL	67,562			303	3,329	730	328	3,440	3,768	1,385	1999
Jacksonville I, FL	80,215			1,862	5,362	63	1,862	4,744	6,606	1,154	2005
Jacksonville II, FL	65,045			950	7,004	85	950	5,536	6,486	1,098	2007
Jacksonville III, FL	65,590			860	7,409	974	1,670	5,982	7,652	1,191	2007
Jacksonville IV, FL	77,535			870	8,049	1,015	1,651	6,989	8,640	1,393	2007
Jacksonville V, FL	82,235			1,220	8,210	294	1,220	6,795	8,015	1,350	2007
Lake Worth, FL	161,934			183	6,597	7,012	183	10,929	11,112	4,591	1998
Lakeland, FL	49,079			81	896	1,065	256	1,378	1,634	791	1994
Kendall, FL	75,495		(B)	2,350	8,106	178	2,350	6,511	8,861	1,293	2007
Leisure City, FL	56,042			409	2,018	108	409	2,125	2,534	87	2012
Lutz I, FL	66,795			901	2,478	209	901	2,301	3,202	621	2004
Lutz II, FL	69,232			992	2,868	310	992	2,715	3,707	720	2004
Margate I, FL	54,385			161	1,763	1,817	399	2,930	3,329	1,377	1996
Margate II, FL	65,180			132	1,473	1,793	383	2,655	3,038	1,183	1996
Merritt Island, FL	50,291			716	2,983	596	796	2,843	3,639	865	2002
Miami I, FL	46,275			179	1,999	1,768	484	3,080	3,564	1,695	1996
Miami II, FL	67,010			253	2,544	1,439	561	3,168	3,729	1,609	1996
Miami III, FL	150,735			4,577	13,185	682	4,577	12,043	16,620	2,976	2005
Miami IV, FL	76,337			1,852	10,494	863	1,963	9,796	11,759	854	2011
Miramar, FL	75,655			1,206	5,944	16	1,206	5,961	7,167	649	2013
Naples I, FL	48,150			90	1,010	2,487	270	3,122	3,392	1,338	1996
Naples II, FL	65,850			148	1,652	4,291	558	5,250	5,808	2,124	1997
Naples III, FL	79,960			139	1,561	4,072	598	4,326	4,924	2,063	1997
Naples IV, FL	40,575			262	2,980	561	407	2,958	3,365	1,424	1998
Ocoee, FL	76,050			1,286	3,705	170	1,286	3,358	4,644	854	2005
Orange City, FL	59,580			1,191	3,209	192	1,191	2,913	4,104	799	2004
Orlando II, FL	63,084			1,589	4,576	137	1,589	4,074	5,663	1,058	2005
Orlando III, FL	101,330			1,209	7,768	637	1,209	7,018	8,227	1,489	2006
Orlando IV, FL	76,565			633	3,587	95	633	3,178	3,811	311	2010
Orlando V, FL	75,358			950	4,685	80	950	4,765	5,715	165	2012
Oviedo, FL	49,276			440	2,824	503	440	2,660	3,100	592	2006
Pembroke Pines, FL	67,321			337	3,772	2,719	953	5,349	6,302	3,131	1997
Royal Palm Beach II, FL	81,405			1,640	8,607	201	1,640	7,147	8,787	1,420	2007
Sanford, FL	61,810			453	2,911	147	453	2,521	2,974	542	2006
Sarasota, FL	71,152			333	3,656	1,307	529	4,175	4,704	1,633	1999
St. Augustine, FL	59,725			135	1,515	3,327	383	4,282	4,665	1,816	1996
Stuart, FL	87,240			324	3,625	2,927	685	5,621	6,306	2,455	1997
SW Ranches, FL	64,955			1,390	7,598	131	1,390	5,867	7,257	1,168	2007
Tampa, FL	83,838			2,670	6,249	107	2,670	5,002	7,672	996	2007
West Palm Beach I, FL	68,061			719	3,420	1,534	835	3,979	4,814	1,409	2001
West Palm Beach II, FL	94,503			2,129	8,671	262	2,129	7,630	9,759	2,110	2004
West Palm Beach III, FL	77,851			804	3,962	15	804	3,976	4,780	136	2012
Alpharetta, GA	90,501			806	4,720	980	967	4,102	5,069	1,298	2001
Atlanta, GA	66,675			822	4,053	29	822	4,082	4,904	173	2012
Austell, GA	83,625			1,635	4,711	176	1,643	4,233	5,876	940	2006
Decatur, GA	145,280			616	6,776	207	616	6,078	6,694	3,057	1998
Duluth, GA	70,885			373	2,044	160	373	1,880	2,253	149	2011
Lawrenceville, GA	73,765			546	2,903	313	546	2,800	3,346	222	2011
Norcross I, GA	85,420			514	2,930	783	632	2,983	3,615	1,178	2001
Norcross II, GA	52,295			366	2,025	151	366	1,892	2,258	149	2011
Norcross III, GA	47,270			938	4,625	39	938	4,665	5,603	272	2012
Norcross IV, GA	57,505			576	2,839	24	576	2,863	3,439	121	2012
Peachtree City I, GA	49,875			435	2,532	622	529	2,525	3,054	827	2001
Peachtree City II, GA	60,250			398	1,963	11	398	1,974	2,372	84	2012
Smyrna, GA	57,015			750	4,271	237	750	3,478	4,228	1,106	2001
Snellville, GA	80,000			1,660	4,781	279	1,660	4,400	6,060	904	2007
Suwanee I, GA	84,860			1,737	5,010	205	1,737	4,520	6,257	948	2007

				Initial Cost		Costs	Gross Carrying Amount at December 31, 2013
Description	Square Footage	Encumbrances		Land	Buildings & Improvements	Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation (D)	Year Acquired/ Developed
Suwanee II, GA	79,590			800	6,942	33	622	5,771	6,393	1,150	2007
Addison, IL	31,325			428	3,531	316	428	3,347	3,775	907	2004
Aurora, IL	73,985			644	3,652	148	644	3,280	3,924	894	2004
Bartlett, IL	51,425			931	2,493	261	931	2,372	3,303	634	2004
Hanover, IL	41,190			1,126	2,197	244	1,126	2,102	3,228	565	2004
Bellwood, IL	86,650			1,012	5,768	779	1,012	5,249	6,261	1,779	2001
Des Plaines, IL	71,520			1,564	4,327	464	1,564	4,152	5,716	1,115	2004
Elk Grove Village, IL	64,129			1,446	3,535	267	1,446	3,274	4,720	920	2004
Evanston, IL	58,050			1,103	5,440	2	1,103	5,442	6,545	917	2013
Glenview, IL	100,115			3,740	10,367	377	3,740	9,279	13,019	2,524	2004
Gurnee, IL	80,300			1,521	5,440	256	1,521	4,933	6,454	1,375	2004
Harvey, IL	60,090			869	3,635	203	869	3,299	4,168	897	2004
Joliet, IL	72,865			547	4,704	204	547	4,249	4,796	1,161	2004
Kildeer, IL	46,485			2,102	2,187	214	1,997	2,200	4,197	565	2004
Lombard, IL	57,739			1,305	3,938	656	1,305	3,993	5,298	1,125	2004
Mount Prospect, IL	64,750			1,701	3,114	322	1,701	2,984	4,685	801	2004
Mundelein, IL	44,700			1,498	2,782	220	1,498	2,590	4,088	694	2004
North Chicago, IL	53,400			1,073	3,006	348	1,073	2,869	3,942	786	2004
Plainfield I, IL	53,900			1,770	1,715	234	1,740	1,657	3,397	439	2004
Plainfield II, IL	51,900			694	2,000	150	694	1,817	2,511	462	2005
Schaumburg, IL	31,160			538	645	164	538	673	1,211	178	2004
Streamwood, IL	64,305			1,447	1,662	312	1,447	1,662	3,109	455	2004
Warrenville, IL	48,796			1,066	3,072	150	1,066	2,790	3,856	722	2005
Waukegan, IL	79,500			1,198	4,363	319	1,198	4,029	5,227	1,105	2004
West Chicago, IL	48,175			1,071	2,249	250	1,071	2,141	3,212	587	2004
Westmont, IL	53,450			1,155	3,873	196	1,155	3,529	4,684	946	2004
Wheeling I, IL	54,210			857	3,213	301	857	3,042	3,899	833	2004
Wheeling II, IL	67,825			793	3,816	423	793	3,688	4,481	1,005	2004
Woodridge, IL	50,241			943	3,397	170	943	3,091	4,034	846	2004
Boston I, MA	33,286			538	3,048	81	538	2,705	3,243	272	2010
Boston II, MA	60,420			1,516	8,628	328	1,516	7,120	8,636	2,356	2002
Leominster, MA	54,023			90	1,519	2,426	338	3,356	3,694	1,597	1998
Medford, MA	58,725			1,330	7,165	231	1,330	5,918	7,248	1,143	2007
Stoneham, MA	62,100			1,558	7,679	2	1,558	7,681	9,239	1,113	2013
Baltimore, MD	93,550			1,050	5,997	1,280	1,173	5,854	7,027	2,081	2001
Beltsville, MD	63,707			1,277	6,295	25	1,277	6,320	7,597	2,002	2013
California, MD	77,840			1,486	4,280	162	1,486	3,850	5,336	1,049	2004
Clinton, MD	84,025	8,500		2,182	10,757	8	2,182	10,765	12,947	957	2013
District Heights, MD	78,720			1,527	8,313	451	1,527	7,639	9,166	563	2011
Elkridge, MD	63,675			1,155	5,695	0	1,155	5,695	6,850	334	2013
Gaithersburg, MD	87,045			3,124	9,000	385	3,124	8,126	11,250	2,192	2005
Hyattsville, MD	52,665			1,113	5,485	27	1,113	5,513	6,626	2,040	2013
Laurel, MD	162,796			1,409	8,035	3,589	1,928	9,521	11,449	3,220	2001
Temple Hills, MD	97,250			1,541	8,788	2,228	1,800	9,170	10,970	3,671	2001
Upper Marlboro, MD	62,290			1,309	6,455	46	1,309	6,501	7,810	3,516	2013
Belmont, NC	81,850			385	2,196	693	451	2,209	2,660	763	2001
Burlington I, NC	109,396			498	2,837	567	498	2,771	3,269	982	2001
Burlington II, NC	42,205			320	1,829	350	340	1,747	2,087	591	2001
Cary, NC	112,333			543	3,097	520	543	3,345	3,888	1,294	2001
Charlotte, NC	69,000			782	4,429	1,433	1,068	4,668	5,736	1,435	2002
Raleigh, NC	48,675			209	2,398	312	296	2,240	2,536	1,067	1998
Bordentown, NJ	50,600			457	2,255	19	457	2,274	2,731	97	2012
Brick, NJ	51,725			234	2,762	1,424	485	3,386	3,871	1,724	1996
Cherry Hill I, NJ	51,600			222	1,260	78	222	1,156	1,378	119	2010
Cherry Hill II, NJ	64,850			471	2,323	54	471	2,377	2,848	84	2012
Clifton, NJ	105,450			4,346	12,520	216	4,340	11,057	15,397	2,815	2005
Cranford, NJ	91,280			290	3,493	2,369	779	4,697	5,476	2,249	1996
East Hanover, NJ	107,679			504	5,763	3,925	1,315	7,832	9,147	3,899	1996
Egg Harbor I, NJ	35,425			104	510	26	104	525	629	53	2010
Egg Harbor II, NJ	70,400			284	1,608	172	284	1,560	1,844	164	2010
Elizabeth, NJ	38,830			751	2,164	392	751	2,239	2,990	574	2005
Fairview, NJ	27,876			246	2,759	436	246	2,616	2,862	1,434	1997
Freehold, NJ	81,470			1,086	5,355	72	1,086	5,426	6,512	219	2012
Hamilton, NJ	70,550			1,885	5,430	243	1,893	4,941	6,834	1,095	2006
Hoboken, NJ	34,180			1,370	3,947	619	1,370	3,975	5,345	1,068	2005
Linden, NJ	100,425			517	6,008	2,142	1,043	6,670	7,713	3,611	1996
Lumberton, NJ	95,975			987	4,864	60	987	4,924	5,911	210	2012
Morris Township, NJ	71,976			500	5,602	2,657	1,072	6,682	7,754	4,567	1997
Parsippany, NJ	66,325			475	5,322	1,981	844	6,008	6,852	3,044	1997
Rahway, NJ	83,171			1,486	7,326	2	1,486	7,328	8,814	1,665	2013
Randolph, NJ	52,565			855	4,872	1,291	1,108	4,829	5,937	1,671	2002
Sewell, NJ	57,826			484	2,766	1,298	706	3,213	3,919	1,097	2001
Somerset, NJ	57,585			1,243	6,129	55	1,243	6,184	7,427	245	2012
Whippany, NJ	92,270			2,153	10,615	23	2,153	10,638	12,791	246	2013
Albuquerque I, NM	65,927		(A)	1,039	3,395	269	1,039	3,080	4,119	852	2005
Albuquerque II, NM	58,511		(A)	1,163	3,801	254	1,163	3,433	4,596	951	2005
Albuquerque III, NM	57,536		(A)	664	2,171	310	664	2,093	2,757	573	2005
Las Vegas I, NV	48,332			1,851	2,986	397	1,851	2,972	4,823	844	2006
Las Vegas II, NV	48,850			3,354	5,411	297	3,355	5,127	8,482	1,466	2006
Bronx I, NY	68,698			2,014	11,411	670	2,014	10,488	12,502	1,083	2010
Bronx II, NY	90,170			0	31,561	82	0	31,109	31,109	1,718	2011
Bronx III, NY	106,065			6,017	33,999	93	6,017	29,745	35,762	2,316	2011
Bronx IV, NY	75,080			0	22,830	88	0	20,264	20,264	1,292	2011
Bronx V, NY	54,733			0	17,564	151	0	15,604	15,604	1,067	2011
Bronx VI, NY	39,495			0	15,095	70	0	13,134	13,134	1,117	2011
Bronx VII, NY	78,625	8,945		0	22,512	54	0	22,676	22,676	1,320	2012
Bronx VIII, NY	30,550	3,140		1,245	6,137	103	1,251	6,270	7,521	361	2012
Bronx IX, NY	148,570	24,145		7,967	39,279	494	7,967	39,771	47,738	2,123	2012
Bronx X, NY	159,780	28,523		9,090	44,816	228	9,090	45,044	54,134	2,041	2012
Brooklyn I, NY	57,020			1,795	10,172	204	1,795	8,960	10,755	924	2010
Brooklyn II, NY	60,920			1,601	9,073	417	1,601	8,192	9,793	837	2010
Brooklyn III, NY	41,635			3,195	15,657	70	3,195	15,809	19,004	818	2011
Brooklyn IV, NY	37,467			2,500	12,252	127	2,500	12,442	14,942	716	2011
Brooklyn V, NY	47,010			2,207	10,814	68	2,207	10,936	13,143	853	2011
Brooklyn VI, NY	75,980			4,016	19,680	49	4,016	19,836	23,852	1,482	2011

				Initial Cost		Costs	Gross Carrying Amount at December 31, 2013
Description	Square Footage	Encumbrances		Land	Buildings & Improvements	Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation (D)	Year Acquired/ Developed
Brooklyn VII, NY	72,685			5,816	28,498	94	5,816	28,756	34,572	1,839	2011
Jamaica I, NY	88,485			2,043	11,658	1,542	2,043	10,577	12,620	3,867	2001
Jamaica II, NY	91,245			5,496	26,930	116	5,496	27,189	32,685	1,797	2011
New Rochelle I, NY	46,068			1,673	4,827	390	1,673	4,568	6,241	1,137	2005
New Rochelle II, NY	63,145	8,676		3,167	2,713	248	3,762	18,794	22,556	1,053	2012
North Babylon, NY	78,188			225	2,514	4,071	568	5,497	6,065	2,383	1998
Riverhead, NY	38,340			1,068	1,149	190	1,068	1,106	2,174	330	2005
Southold, NY	59,451			2,079	2,238	240	2,079	2,073	4,152	633	2005
Staten Island, NY	96,823			1,919	9,463	3	1,919	9,466	11,385	707	2013
Tuckahoe, NY	51,343			1,516	13,236	149	1,516	7,614	9,130	1,051	2011
West Hempstead, NY	84,507			2,237	11,030	101	2,237	11,130	13,367	444	2012
White Plains, NY	86,400			3,295	18,049	833	3,295	16,391	19,686	1,389	2011
Woodhaven, NY	50,665			2,028	11,285	45	2,028	10,032	12,060	680	2011
Wyckoff, NY	61,835			1,961	11,113	172	1,961	9,803	11,764	933	2010
Yorktown, NY	78,615			2,710	13,338	48	2,710	13,399	16,109	713	2011
Cleveland I, OH	46,000			525	2,592	145	524	2,388	2,912	669	2005
Cleveland II, OH	58,425			290	1,427	170	289	1,346	1,635	379	2005
Columbus, OH	71,905			1,234	3,151	41	1,239	2,716	3,955	691	2006
Grove City, OH	89,290			1,756	4,485	158	1,761	4,025	5,786	983	2006
Hilliard, OH	89,690			1,361	3,476	190	1,366	3,178	4,544	776	2006
Lakewood, OH	39,337			405	854	513	405	1,235	1,640	848	1989
Middleburg Heights, OH	93,200			63	704	2,161	332	2,257	2,589	1,014	1980
North Olmsted I, OH	48,665			63	704	1,322	214	1,586	1,800	789	1979
North Olmsted II, OH	47,850			290	1,129	1,127	469	1,993	2,462	1,331	1988
North Randall, OH	80,239			515	2,323	3,021	898	4,196	5,094	1,720	1998
Reynoldsburg, OH	67,295			1,290	3,295	233	1,295	3,074	4,369	764	2006
Strongsville, OH	43,507			570	3,486	329	570	2,982	3,552	596	2007
Warrensville Heights, OH	90,281			525	766	2,885	935	3,065	4,000	1,224	1980
Westlake, OH	62,750			509	2,508	189	508	2,309	2,817	660	2005
Conshohocken, PA	81,470			1,726	8,508	79	1,726	8,588	10,314	345	2012
Exton, PA	57,750			541	2,668	83	541	2,751	3,292	95	2012
Langhorne, PA	65,050			1,019	5,023	32	1,019	5,055	6,074	201	2012
Levittown, PA	76,180			926	5,296	1,146	926	5,430	6,356	1,968	2001
Malvern, PA	—			2,959	18,198	—	2,959	18,198	21,157	41	2013
Montgomeryville, PA	84,145			975	4,809	100	975	4,908	5,883	199	2012
Norristown, PA	52,031			777	3,709	469	777	4,282	5,059	223	2011
Philadelphia, PA	97,364			1,461	8,334	1,615	1,461	6,771	8,232	2,557	2001
Antioch, TN	76,190			588	4,906	247	588	4,386	4,974	1,130	2005
Nashville I, TN	103,560			405	3,379	428	405	3,229	3,634	855	2005
Nashville II, TN	83,384			593	4,950	174	593	4,434	5,027	1,162	2005
Nashville III, TN	101,575			416	3,469	168	416	3,305	3,721	842	2006
Nashville IV, TN	102,450			992	8,274	336	992	7,370	8,362	1,871	2006
Allen, TX	62,290	3,670		714	3,519	54	714	3,573	4,287	159	2012
Austin I, TX	59,520			2,239	2,038	141	2,410	1,854	4,264	483	2005
Austin II, TX	65,151		(B)	734	3,894	227	738	3,559	4,297	854	2006
Austin III, TX	70,535			1,030	5,468	186	1,035	4,995	6,030	1,134	2006
Bryan, TX	60,450			1,394	1,268	134	1,396	1,181	2,577	317	2005
Carrollton, TX	77,440			661	3,261	37	661	3,298	3,959	105	2012
College Station, TX	26,550			812	740	113	813	703	1,516	181	2005
Cypress, TX	57,711			360	1,773	32	360	1,806	2,166	81	2012
Dallas I, TX	58,582			2,475	2,253	329	2,475	2,135	4,610	540	2005
Dallas II, TX	79,155			940	4,635	—	940	4,635	5,575	476	2013
Denton, TX	60,846			553	2,936	194	569	2,654	3,223	595	2006
El Paso I, TX	59,852		(A)	1,983	1,805	221	1,984	1,697	3,681	449	2005
El Paso II, TX	48,704		(A)	1,319	1,201	186	1,320	1,169	2,489	306	2005
El Paso III, TX	71,152		(A)	2,408	2,192	213	2,409	2,073	4,482	540	2005
El Paso IV, TX	66,906		(A)	2,073	1,888	28	2,074	1,604	3,678	505	2005
El Paso V, TX	62,290			1,758	1,617	141	1,761	1,498	3,259	397	2005
El Paso VI, TX	36,620			660	607	145	662	618	1,280	165	2005
El Paso VII, TX	33,945			563	517	144	565	550	1,115	9	2005
Fort Worth I, TX	50,521			1,253	1,141	180	1,253	1,087	2,340	271	2005
Fort Worth II, TX	72,900			868	4,607	260	874	4,200	5,074	1,000	2006
Frisco I, TX	50,754			1,093	3,148	86	1,093	2,796	3,889	722	2005
Frisco II, TX	71,099			1,564	4,507	92	1,564	3,988	5,552	1,034	2005
Frisco III, TX	74,915			1,147	6,088	232	1,154	5,515	6,669	1,310	2006
Frisco IV, TX	75,035			719	4,072	106	719	3,620	4,339	375	2010
Garland I, TX	70,100			751	3,984	396	767	3,794	4,561	884	2006
Garland II, TX	68,425			862	4,578	198	862	4,179	5,041	910	2006
Houston III, TX	60,820			575	524	283	576	694	1,270	189	2005
Houston IV, TX	43,750			960	875	307	961	988	1,949	234	2005
Houston V, TX	126,065			1,153	6,122	572	1,156	5,833	6,989	1,277	2006
Houston VI, TX	54,680			575	524	5,706	983	4,909	5,892	403	2011
Houston VII, TX	47,227			681	3,355	75	681	3,430	4,111	210	2012
Houston VIII, TX	54,213			1,294	6,377	98	1,294	6,476	7,770	290	2012
Houston IX, TX	51,197			296	1,459	50	296	1,509	1,805	67	2012
Katy, TX	71,308			1,329	6,552	0	1,329	6,553	7,882	905	2013
Keller, TX	61,885			890	4,727	127	890	4,269	5,159	1,023	2006
Lewisville I, TX	58,140			476	2,525	291	492	2,402	2,894	546	2006
Lewisville II, TX	127,509			1,464	7,217	18	1,464	7,235	8,699	542	2013
Mansfield I, TX	63,025			837	4,443	178	843	4,044	4,887	951	2006
Mansfield II, TX	57,775			662	3,261	40	662	3,300	3,962	166	2012
McKinney I, TX	47,020			1,632	1,486	125	1,634	1,373	3,007	352	2005
McKinney II, TX	70,050	3,839		855	5,076	153	857	4,604	5,461	1,095	2006
North Richland Hills, TX	57,200			2,252	2,049	115	2,252	1,799	4,051	464	2005
Pearland, TX	72,060			450	2,216	47	450	2,264	2,714	102	2012
Roanoke, TX	59,420			1,337	1,217	79	1,337	1,097	2,434	285	2005
Richmond, TX	125,275			1,437	7,083	—	1,437	7,083	8,520	265	2013

				Initial Cost		Costs	Gross Carrying Amount at December 31, 2013
Description	Square Footage	Encumbrances		Land	Buildings & Improvements	Subsequent to Acquisition	Land	Buildings & Improvements	Total	Accumulated Depreciation (D)	Year Acquired/ Developed
San Antonio I, TX	73,309			2,895	2,635	260	2,895	2,364	5,259	592	2005
San Antonio II, TX	73,230			1,047	5,558	142	1,052	5,007	6,059	1,095	2006
San Antonio III, TX	71,775			996	5,286	215	996	4,780	5,776	1,014	2007
Spring, TX	72,751			580	3,081	156	580	2,789	3,369	666	2006
Murray I, UT	60,280		(A)	3,847	1,017	418	3,848	1,221	5,069	324	2005
Murray II, UT	71,221		(A)	2,147	567	411	2,148	819	2,967	249	2005
Salt Lake City I, UT	56,446		(A)	2,695	712	427	2,696	962	3,658	240	2005
Salt Lake City II, UT	51,676		(A)	2,074	548	355	1,931	738	2,669	195	2005
Alexandria, VA	114,650	9,418		2,812	13,865	109	2,812	13,974	16,786	630	2012
Burke Lake, VA	91,747	7,219		2,093	10,940	1,018	2,093	10,362	12,455	961	2011
Fairfax, VA	73,650			2,276	11,220	111	2,276	11,331	13,607	449	2012
Fredericksburg I, VA	69,475		(C)	1,680	4,840	277	1,680	4,444	6,124	1,052	2005
Fredericksburg II, VA	61,207		(C)	1,757	5,062	293	1,758	4,663	6,421	1,123	2005
Leesburg, VA	85,503	4,548		1,746	9,894	68	1,746	8,674	10,420	574	2011
McLearen, VA	68,960			1,482	8,400	143	1,482	7,388	8,870	704	2010
Manassas, VA	73,045			860	4,872	73	860	4,282	5,142	431	2010
Vienna, VA	54,698			2,300	11,340	61	2,300	11,402	13,702	456	2012
Divisional Offices	—					168	—	168	168	26
USIFB	—					12,753	—	12,752	12,752	1,247
	24,662,105			444,764	1,893,779	217,815	465,680	1,888,823	2,354,503	379,704

(A)  This facility is part of the YSI 20 Loan portfolio, with a balance of $56,373 as of December 31, 2013.

(B)  This facility is part of the YSI 33 Loan portfolio, with a balance of $10,688 as of December 31, 2013.

(C)  This facility is part of the YSI 35 Loan portfolio, with a balance of $4,274 as of December 31, 2013.

(D)  Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in real estate facilities during 2013, 2012, and 2011 was as follows (in thousands):

	2013	2012
Storage facilities*
Balance at beginning of year	$2,443,022	$2,107,469
Acquisitions & improvements	219,751	335,644
Fully depreciated assets	(14,398)	(25,415)
Real estate venture	—	93,679
Dispositions and other	(127,700)	(71,265)
Construction in progress	33,031	2,910
Balance at end of year	$2,553,706	$2,443,022

Accumulated depreciation*
Balance at beginning of year	$353,315	$318,749
Depreciation expense	87,708	79,955
Fully depreciated assets	(14,398)	(25,415)
Dispositions and other	(28,089)	(19,974)
Balance at end of year	$398,536	$353,315

Storage facilities, net	$2,155,170	$2,089,707

* These amounts include equipment that is housed at the Company’s storage facilities.