Form 10-Q
period 2014-03-31
CubeSmart; CubeSmart, L.P.
filed 2014-05-02
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014.

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

(610) 535-5000

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 29, 2014
Common shares, $0.01 par value per share, of CubeSmart	144,308,200

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2014 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2014, owned a 98.4% interest in the Operating Partnership. The remaining 1.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Storage facilities	$2,660,819	$2,553,706
Less: Accumulated depreciation	(419,460)	(398,536)
Storage facilities, net (including VIE assets of $41,624 and $34,559, respectively)	2,241,359	2,155,170
Cash and cash equivalents	3,235	3,176
Restricted cash	3,964	4,025
Loan procurement costs, net of amortization	12,086	12,687
Investment in real estate ventures, at equity	154,467	156,310
Other assets, net	27,420	27,256
Total assets	$2,442,531	$2,358,624

LIABILITIES AND EQUITY
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	70,600	38,600
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	226,025	200,218
Accounts payable, accrued expenses and other liabilities	49,627	57,599
Distributions payable	20,321	19,955
Deferred revenue	13,567	12,394
Security deposits	387	376
Total liabilities	1,280,527	1,229,142

Noncontrolling interests in the Operating Partnership	38,807	36,275

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 142,206,897 and 139,328,366 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1,422	1,393
Additional paid in capital	1,589,994	1,542,703
Accumulated other comprehensive loss	(10,360)	(11,014)
Accumulated deficit	(459,335)	(440,837)
Total CubeSmart shareholders’ equity	1,121,752	1,092,276
Noncontrolling interest in subsidiaries	1,445	931
Total equity	1,123,197	1,093,207
Total liabilities and equity	$2,442,531	$2,358,624

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES
Rental income	$75,714	$66,252
Other property related income	10,147	7,258
Property management fee income	1,406	1,145
Total revenues	87,267	74,655
OPERATING EXPENSES
Property operating expenses	32,290	29,161
Depreciation and amortization	28,115	28,982
General and administrative	6,569	7,613
Total operating expenses	66,974	65,756
OPERATING INCOME	20,293	8,899
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(11,871)	(10,272)
Loan procurement amortization expense	(541)	(476)
Acquisition related costs	(1,679)	(115)
Equity in losses of real estate venture	(1,369)	-
Other	(593)	(73)
Total other expense	(16,053)	(10,936)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,240	(2,037)

DISCONTINUED OPERATIONS
Income from discontinued operations	336	1,381
Gain on disposition of discontinued operations	-	228
Total discontinued operations	336	1,609
NET INCOME (LOSS)	4,576	(428)
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(49)	35
Noncontrolling interest in subsidiaries	3	1
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	4,530	(392)
Distribution to Preferred Shares	(1,502)	(1,502)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$3,028	$(1,894)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.02	$(0.03)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.02
Basic earnings (loss) per share attributable to common shareholders	$0.02	$(0.01)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.02	$(0.03)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.02
Diluted earnings (loss) per share attributable to common shareholders	$0.02	$(0.01)

Weighted-average basic shares outstanding	140,219	132,951
Weighted-average diluted shares outstanding	142,774	132,951

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$2,697	$(3,476)
Total discontinued operations	331	1,582
Net income (loss)	$3,028	$(1,894)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

NET INCOME (LOSS)	$4,576	$(428)
Other comprehensive (loss) gain:
Unrealized losses on interest rate swap	(984)	(309)
Reclassification of realized losses on interest rate swaps	1,576	1,531
Unrealized gain (loss) on foreign currency translation	74	(256)
OTHER COMPREHENSIVE INCOME	666	966
COMPREHENSIVE INCOME	5,242	538
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(59)	17
Comprehensive loss attributable to noncontrolling interests in subsidiaries	1	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$5,184	$565

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling
interests in subsidiaries									$515	515
Issuance of common shares	2,705	28			46,134			46,162		46,162
Issuance of restricted shares	114	1						1		1
Conversion from units to shares	14				234			234		234	(234)
Exercise of stock options	46				560			560		560
Amortization of restricted shares					149			149		149
Share compensation expense					214			214		214
Adjustment for noncontrolling
interest in the Operating Partnership							(3,001)	(3,001)		(3,001)	3,001
Net income (loss)							4,530	4,530	(3)	4,527	49
Other comprehensive gain:
Unrealized gain on interest rate swap						583		583		583	9
Unrealized gain on foreign currency translation						71		71	2	73	1
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(18,525)	(18,525)		(18,525)	(294)
Balance at March 31, 2014	142,207	$1,422	3,100	$31	$1,589,994	$(10,360)	$(459,335)	$1,121,752	$1,445	$1,123,197	$38,807

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Issuance of common shares	100	1			1,511			1,512		1,512
Issuance of restricted shares	211	2						2		2
Conversion from units to shares	1,013	10			14,591			14,601		14,601	(14,601)
Exercise of stock options	89	1			784			785		785
Amortization of restricted shares					808			808		808
Share compensation expense					221			221		221
Adjustment for noncontrolling
interest in the Operating Partnership							(2,915)	(2,915)		(2,915)	2,915
Net loss							(392)	(392)	(1)	(393)	(35)
Other comprehensive gain (loss):
Unrealized gain on interest rate swap						1,200		1,200		1,200	22
Unrealized loss on foreign currency translation						(243)		(243)	(9)	(252)	(4)
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(14,702)	(14,702)		(14,702)	(251)
Balance at March 31, 2013	133,208	$1,332	3,100	$31	$1,436,378	$(18,839)	$(429,736)	$989,166	$108	$989,274	$36,036

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating Activities
Net income (loss)	$4,576	$(428)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,656	30,365
Gain on disposition of discontinued operations	-	(228)
Equity compensation expense	363	1,029
Accretion of fair market value adjustment of debt	(351)	(247)
Equity in losses of real estate venture	1,369	-
Changes in other operating accounts:
Other assets	2,147	892
Restricted cash	(26)	657
Accounts payable and accrued expenses	(6,800)	(6,400)
Other liabilities	647	821
Net cash provided by operating activities	$30,581	$26,461

Investing Activities
Acquisitions of storage facilities	$(76,619)	$(6,857)
Additions and improvements to storage facilities	(5,112)	(4,229)
Development costs	(7,488)	(2,655)
Cash contributed to real estate venture	(1,050)	-
Cash distributed from real estate venture	1,524	-
Proceeds from sales of properties, net	-	10,993
Proceeds from notes receivable	-	5,192
Change in restricted cash	306	(71)
Net cash (used in) provided by investing activities	$(88,439)	$2,373

Financing Activities
Proceeds from:
Revolving credit facility	$197,500	$60,600
Principal payments on:
Revolving credit facility	(165,500)	(75,600)
Mortgage loans and notes payable	(1,309)	(1,584)
Loan procurement costs	(57)	-
Proceeds from issuance of common shares	46,163	1,514
Exercise of stock options	560	785
Contributions from noncontrolling interests in subsidiaries	515	-
Distributions paid to common shareholders	(18,157)	(14,555)
Distributions paid to preferred shareholders	(1,502)	(1,502)
Distributions paid to noncontrolling interests in Operating Partnership	(296)	(362)
Net cash provided by (used in) financing activities	$57,917	$(30,704)

Change in cash and cash equivalents	59	(1,870)

Cash and cash equivalents at beginning of period	3,176	4,495
Cash and cash equivalents at end of period	$3,235	$2,625

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$12,819	$14,359
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$592	$1,222
Foreign currency translation adjustment	$74	$(256)
Mortgage loan assumption - acquisition of storage facilities	$27,467	$-

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2014	2013

ASSETS
Storage facilities	$2,660,819	$2,553,706
Less: Accumulated depreciation	(419,460)	(398,536)
Storage facilities, net (including VIE asssets of $41,624 and $34,559, respectively)	2,241,359	2,155,170
Cash and cash equivalents	3,235	3,176
Restricted cash	3,964	4,025
Loan procurement costs, net of amortization	12,086	12,687
Investment in real estate ventures, at equity	154,467	156,310
Other assets, net	27,420	27,256
Total assets	$2,442,531	$2,358,624

LIABILITIES AND CAPITAL
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	70,600	38,600
Unsecured term loan	400,000	400,000
Mortgage loans and notes payable	226,025	200,218
Accounts payable, accrued expenses and other liabilities	49,627	57,599
Distributions payable	20,321	19,955
Deferred revenue	13,567	12,394
Security deposits	387	376
Total liabilities	1,280,527	1,229,142

Limited Partnership interest of third parties	38,807	36,275

Commitments and contingencies

Capital
Operating Partner	1,132,112	1,103,290
Accumulated other comprehensive loss	(10,360)	(11,014)
Total CubeSmart, L.P. capital	1,121,752	1,092,276
Noncontrolling interests in subsidiaries	1,445	931
Total capital	1,123,197	1,093,207
Total liabilities and capital	$2,442,531	$2,358,624

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2014	2013

REVENUES
Rental income	$75,714	$66,252
Other property related income	10,147	7,258
Property management fee income	1,406	1,145
Total revenues	87,267	74,655
OPERATING EXPENSES
Property operating expenses	32,290	29,161
Depreciation and amortization	28,115	28,982
General and administrative	6,569	7,613
Total operating expenses	66,974	65,756
OPERATING INCOME	20,293	8,899
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(11,871)	(10,272)
Loan procurement amortization expense	(541)	(476)
Acquisition related costs	(1,679)	(115)
Equity in losses of real estate venture	(1,369)	-
Other	(593)	(73)
Total other expense	(16,053)	(10,936)

INCOME (LOSS) FROM CONTINUING OPERATIONS	4,240	(2,037)

DISCONTINUED OPERATIONS
Income from discontinued operations	336	1,381
Gain on disposition of discontinued operations	-	228
Total discontinued operations	336	1,609
NET INCOME (LOSS)	4,576	(428)
NET LOSS (INCOME) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	3	1
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	4,579	(427)
Operating Partnership interest of third parties	(49)	35
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	4,530	(392)
Distribution to Preferred Units	(1,502)	(1,502)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$3,028	$(1,894)

Basic earnings (loss) per share from continuing operations attributable to common unitholders	$0.02	$(0.03)
Basic earnings per share from discontinued operations attributable to common unitholders	$0.00	$0.02
Basic earnings (loss) per share attributable to common unitholders	$0.02	$(0.01)

Diluted earnings (loss) per share from continuing operations attributable to common unitholders	$0.02	$(0.03)
Diluted earnings per share from discontinued operations attributable to common unitholders	$0.00	$0.02
Diluted earnings (loss) per share attributable to common unitholders	$0.02	$(0.01)

Weighted-average basic units outstanding	140,219	132,951
Weighted-average diluted units outstanding	142,774	132,951

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Income (loss) from continuing operations	$2,697	$(3,476)
Total discontinued operations	331	1,582
Net income (loss)	$3,028	$(1,894)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

NET INCOME (LOSS)	$4,576	$(428)
Other comprehensive (loss) gain:
Unrealized losses on interest rate swap	(984)	(309)
Reclassification of realized losses on interest rate swaps	1,576	1,531
Unrealized gain (loss) on foreign currency translation	74	(256)
OTHER COMPREHENSIVE INCOME	666	966
COMPREHENSIVE INCOME	5,242	538
Comprehensive (income) loss attributable to Operating Partnership interest of third parties	(59)	17
Comprehensive loss attributable to noncontrolling interests in subsidiaries	1	10
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$5,184	$565

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interests in	Total	Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries						$515	515
Issuance of common OP units	2,705		46,162		46,162		46,162
Issuance of restricted OP units	114		1		1		1
Conversion from units to shares	14		234		234		234	(234)
Exercise of OP unit options	46		560		560		560
Amortization of restricted OP units			149		149		149
OP unit compensation expense			214		214		214
Adjustment for Operating Partnership interest of third parties			(3,001)		(3,001)		(3,001)	3,001
Net income (loss)			4,530		4,530	(3)	4,527	49
Other comprehensive gain:
Unrealized gains on interest rate swaps				583	583		583	9
Unrealized gain on foreign currency translation				71	71	2	73	1
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(18,525)		(18,525)		(18,525)	(294)
Balance at March 31, 2014	142,207	3,100	$1,132,112	$(10,360)	$1,121,752	$1,445	$1,123,197	$38,807

					Total			Operating
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interests in	Total	Partnership Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Issuance of common OP units	100		1,512		1,512		1,512
Issuance of restricted OP units	211		2		2		2
Conversion from units to shares	1,013		14,601		14,601		14,601	(14,601)
Exercise of OP unit options	89		785		785		785
Amortization of restricted OP units			808		808		808
OP unit compensation expense			221		221		221
Adjustment for Operating Partnership interest of third parties			(2,915)		(2,915)		(2,915)	2,915
Net loss			(392)		(392)	(1)	(393)	(35)
Other comprehensive gain (loss):
Unrealized gain on interest rate swap				1,200	1,200		1,200	22
Unrealized loss on foreign currency translation				(243)	(243)	(9)	(252)	(4)
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(14,702)		(14,702)		(14,702)	(251)
Balance at March 31, 2013	133,208	3,100	$1,008,005	$(18,839)	$989,166	$108	$989,274	$36,036

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2014	2013

Operating Activities
Net income (loss)	$4,576	$(428)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	28,656	30,365
Gain on disposition of discontinued operations	-	(228)
Equity compensation expense	363	1,029
Accretion of fair market value adjustment of debt	(351)	(247)
Equity in losses of real estate venture	1,369	-
Changes in other operating accounts:
Other assets	2,147	892
Restricted cash	(26)	657
Accounts payable and accrued expenses	(6,800)	(6,400)
Other liabilities	647	821
Net cash provided by operating activities	$30,581	$26,461

Investing Activities
Acquisitions of storage facilities	$(76,619)	$(6,857)
Additions and improvements to storage facilities	(5,112)	(4,229)
Development costs	(7,488)	(2,655)
Cash contributed to real estate venture	(1,050)
Cash distributed from real estate venture	1,524	-
Proceeds from sales of properties, net	-	10,993
Proceeds from notes receivable	-	5,192
Change in restricted cash	306	(71)
Net cash (used in) provided by investing activities	$(88,439)	$2,373

Financing Activities
Proceeds from:
Revolving credit facility	$197,500	$60,600
Principal payments on:
Revolving credit facility	(165,500)	(75,600)
Mortgage loans and notes payable	(1,309)	(1,584)
Loan procurement costs	(57)	-
Proceeds from issuance of common OP units	46,163	1,514
Exercise of OP unit options	560	785
Contributions from noncontrolling interests in subsidiaries	515	-
Distributions paid to common unitholders	(18,453)	(14,917)
Distributions paid to preferred unitholders	(1,502)	(1,502)
Distributions paid to noncontrolling interests in subsidiaries	-	-
Net cash provided by (used in) financing activities	$57,917	$(30,704)

Change in cash and cash equivalents	59	(1,870)

Cash and cash equivalents at beginning of period	3,176	4,495
Cash and cash equivalents at end of period	$3,235	$2,625

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$12,819	$14,359
Supplemental disclosure of noncash activities:
Derivative valuation adjustment	$592	$1,222
Foreign currency translation adjustment	$74	$(256)
Mortgage loan assumption - acquisition of storage facilities	$27,467	$-

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   As of March 31, 2014, the Company owned self-storage facilities located in 20 states throughout the United States and the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of March 31, 2014, the Parent Company owned approximately 98.4% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2013, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted.  The adoption of this guidance in 2014 did not have a material impact on the Company’s consolidated financial position or results of operations because the Company did not dispose of any assets during the three months ended March 31, 2014.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2014	2013
	(in thousands)
Land	$480,296	$465,680
Buildings and improvements	1,980,005	1,888,823
Equipment	167,665	158,000
Construction in progress	32,853	41,203
Storage facilities	2,660,819	2,553,706
Less: Accumulated depreciation	(419,460)	(398,536)
Storage facilities, net	$2,241,359	$2,155,170

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2013 through March 31, 2014:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2014 Acquisitions:

Manchester Asset	Manchester, CT	January 2014	1	$4,950

Coconut Creek Asset	Coconut Creek, FL	January 2014	1	14,000
Florida Assets	Palm Coast, FL	January 2014	2	14,450
Fremont Asset	Fremont, CA	January 2014	1	8,300
Temple Hills Asset	Temple Hills, MD	February 2014	1	15,800
Timonium Asset	Timonium, MD	February 2014	1	15,500
Phoenix Asset	Phoenix, AZ	March 2014	1	14,750
Philadelphia Asset	Philadelphia, PA	March 2014	1	7,350
Frisco Asset	Frisco, TX	March 2014	1	8,225
			10	$103,325

2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900

Evanston Asset	Evanston, IL	May 2013	1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013	1	7,150
Miramar Asset	Miramar, FL	June 2013	1	9,000
Stoneham Asset	Stoneham, MA	June 2013	1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013	5	52,400
Staten Island Asset	Staten Island, NY	July 2013	1	13,000
Lewisville Asset	Lewisville, TX	August 2013	1	10,975
Chandler Asset	Chandler, AZ	September 2013	1	10,500
Tempe Asset	Tempe, AZ	September 2013	1	4,300
Clinton Asset	Clinton, MD	November 2013	1	15,375
Katy Asset	Katy, TX	November 2013	1	9,700
Richmond Asset	Richmond, TX	December 2013	1	10,497
Dallas Asset	Dallas, TX	December 2013	1	6,925
Elkridge Asset	Elkridge, MD	December 2013	1	8,200
Fort Lauderdale Asset	Fort Lauderdale, FL	December 2013	1	6,000
			20	$189,822

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400

Tennessee Assets	Multiple locations in TN	August 2013	8	25,000

California/Tennessee/Texas Assets	Multiple locations in CA, TN and TX	October/November 2013	22	90,000
			35	$126,400

4.  INVESTMENT ACTIVITY

2014 Acquisitions

During the three months ended March 31, 2014, the Company acquired 10 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $103.3 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $7.4 million at the time of such acquisitions and prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2014 was approximately $1.0 million.  In connection with four of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $27.5 million, which included an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

The following table summarizes the Company’s revenue and earnings of the 2014 and 2013 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three months ended December 31, 2014 and 2013:

	Three months ended March 31,
	2014	2013
	(in thousands)
Total revenue	$1,357	$33
Net loss	(799)	(52)

Development

During 2012, the Company commenced construction of 5 Old Lancaster Road located in Malvern, PA, a suburb of Philadelphia.  The mixed-use facility is comprised of rentable storage space and office space for the Company’s corporate headquarters.  During the fourth quarter of 2013, the Company relocated its corporate headquarters to 5 Old Lancaster Road.  Construction was completed on the portion of the building comprised of rentable storage space and the facility opened for operation during the first quarter of 2014.  Total costs for this mixed-use project equaled $24.6 million at March 31, 2014.

During 2013, the Company entered into contracts for the construction of a self-storage facility located in Bronx, NY.  Construction of the facility was substantially completed and the facility opened for operation during the first quarter of 2014.  Total costs for this project equaled $17.0 million at March 31, 2014.  These costs are capitalized to building and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During 2013, the Company entered into contracts under newly-formed joint ventures for the construction of three self-storage facilities located in New York and one self-storage facility located in Virginia (see note 12).  Construction for all projects is expected to be completed during 2015.  At March 31, 2014, development costs for these projects totaled $22.2 million.  These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

2013 Acquisitions

During 2013, the Company acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $13.5 million at the time of such acquisitions and prior to any amortization of such amounts.   The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2014 was approximately $3.3 million.  In connection with one of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $8.9 million, which included an outstanding principal balance totaling $8.5 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE

On December 10, 2013, the Company acquired a 50% ownership interest in 35 self-storage facilities located in Texas (34) and North Carolina (1) through a newly-formed joint venture (“HHF”).  HHF paid $315.7 million for these facilities.  The Company and the unaffiliated joint venture partner, collectively the “HHF Partners,” each contributed cash equal to 50% of the capital required to fund the acquisition.  HHF was not consolidated as the entity was not determined to be a VIE and the HHF Partners have equal ownership and voting rights in the entity.  The Company accounts for its unconsolidated interest in the real estate venture using the equity method.  The Company’s investment in HHF is included in Investment in real estate venture, at equity on the Company’s consolidated balance sheets and losses attributed to HHF are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the HHF venture as of March 31, 2014 and December 31, 2013, respectively (in thousands):

	March 31,	December 31,
	2014	2013

Assets
Net property	$299,318	$302,557
Other assets	12,189	11,688
Total Assets	$311,507	$314,245

Liabilities and equity
Other liabilities	$2,573	$1,625
Equity:
CubeSmart	154,467	156,310
Joint venture partner	154,467	156,310
Total Liabilities and equity	$311,507	$314,245

The following is a summary of results of operations of the real estate venture for the three months ended March 31, 2014 (in thousands):

Three months ended March 31,
2014

Revenue	$6,520
Operating expenses	2,778
Depreciation and amortization	6,480
Net loss	(2,738)
Company’s share of net loss	(1,369)

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

		Term Loan Facility		Term Loan Facility
		Prior to Amendment		As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Term Loan A	$100 million	June 2016	1.85%	June 2018	1.50%
Term Loan B	$100 million	June 2018	2.00%	June 2018	2.00%

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

		Credit Facility		Credit Facility
		Prior to Amendment		As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Revolver	$300 million	December 2015	1.80%	June 2017	1.60%
Term Loan C (1)	$100 million	December 2014	1.75%	December 2014	1.50%
Term Loan D	$200 million	March 2017	1.75%	January 2019	1.50%

(1)         On December 17, 2013, the Company repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

The Company incurred costs of $2.1 million in connection with amending the agreements and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities. In connection with the repayment of Term Loan C, the Company recognized loan procurement amortization expense – early repayment of debt of $0.4 million related to the write-off of unamortized loan procurement costs associated with the term loan.

As of March 31, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $70.6 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $229.2 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of March 31, 2014 that fix 30-day LIBOR (see note 10).  As of March 31, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.12%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at March 31, 2014 and no further borrowings may be made under the term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2014	2013	Interest Rate	Date
	(dollars in thousands)

YSI 61	2,355	-	2.53%	Sep-14
YSI 10	3,816	3,839	5.87%	Jan-15
YSI 15	1,719	1,733	6.41%	Jan-15
YSI 52	4,504	4,548	5.63%	Jan-15
YSI 58	8,597	8,676	2.97%	Jan-15
YSI 29	12,797	12,853	3.69%	Aug-15
YSI 13	8,500	8,500	3.00%	Oct-15
YSI 20	55,815	56,373	5.97%	Nov-15
YSI 63	7,520	-	2.82%	Dec-15
YSI 59	9,368	9,418	4.82%	Mar-16
YSI 60	3,654	3,670	5.04%	Aug-16
YSI 51	7,189	7,219	5.15%	Sep-16
YSI 64	8,015	-	3.54%	Oct-16
YSI 62	8,050	-	3.54%	Dec-16
YSI 35	4,247	4,274	6.90%	Jul-19	(a)
YSI 33	10,625	10,688	6.42%	Jul-19
YSI 26	8,903	8,945	4.56%	Nov-20
YSI 57	3,126	3,140	4.61%	Nov-20
YSI 55	24,048	24,145	4.85%	Jun-21
YSI 24	28,359	28,523	4.64%	Jun-21
Unamortized fair value adjustment	4,818	3,674

Total mortgage loans and notes payable	$226,025	$200,218

(a)                 This borrowing has a fixed interest rate for the first five-years of the term, and the rate then resets and remains constant over the final five-years of the loan term.

As of March 31, 2014 and December 31, 2013, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $411 million and $371 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at March 31, 2014 (in thousands):

2014	$6,538
2015	103,121
2016	36,957
2017	1,915
2018	2,026
2019 and thereafter	70,650
Total mortgage payments	221,207
Plus: Unamortized fair value adjustment	4,818
Total mortgage indebtedness	$226,025

The Company currently intends to fund its remaining 2014 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($229.2 million available as of March 31, 2014).

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2014 (dollars in thousands):

	Unrealized losses on interest rate swaps	Unrealized loss on foreign currency translation	Total

Balance at December 31, 2013	$(10,222)	$(792)	$(11,014)
Other comprehensive (loss) gain before reclassifications	(968)	71	(897)
Amounts reclassified from accumulated other comprehensive loss	1,551	-	1,551
Net current-period other comprehensive gain	583	71	654

Balance at March 31, 2014	$(9,639)	$(721)	$(10,360)

(a)                     See note 10 for additional information about the effects of the amounts reclassified.

10.  RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

The Company’s use of derivative instruments is limited to the utilization of interest rate swap agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate that any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2014 and December 31, 2013, respectively (dollars in thousands):

						Fair Value
Hedge		Notional				March 31,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2014	2013

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,154)	$(1,265)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,154)	(1,265)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(577)	(632)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(1,073)	(1,132)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(714)	(752)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(715)	(754)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(359)	(380)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(1,758)	(1,820)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(1,777)	(1,842)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(890)	(921)
		$400,000				$(10,171)	$(10,763)

(a) Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of March 31, 2014 and December 31, 2013, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of $1.6 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2014.

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

Financial assets and liabilities carried at fair value as of March 31, 2014 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$10,171	$-

Total liabilities at fair value	$-	$10,171	$-

Financial assets and liabilities carried at fair value as of December 31, 2013 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$10,763	$-

Total liabilities at fair value	$-	$10,763	$-

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

■                 Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2014 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of March 31, 2014, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2014 and December 31, 2013.   The aggregate carrying value of the Company’s debt was $1,196.6 million and $1,138.8 million at March 31, 2014 and December 31, 2013, respectively.  The estimated fair value of the Company’s debt was $1,214.0 million and $1,140.9 million at March 31, 2014 and December 31, 2013, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2014 and December 31, 2013.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (“Jamaica Ave Member”).  The facility is expected to commence operations during 2015.  The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete.  The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Jamaica Ave.  At March 31, 2014, Jamaica Ave had total assets of $8.1 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY.  The Company owns 90% of SNL and the facilities are expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SNL.  At March 31, 2014, SNL had total assets of $9.0 million and total liabilities of $0.1 million.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate, and develop a self-storage facility in Northern Virginia.  The Company owns a 90% interest in SRLLC and the facility is expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SRLLC.  At March 31, 2014, SRLLC had total assets of $13.6 million and total liabilities of $9.2 million.  The Company has provided $9.2 million of a total $14.6 million loan commitment to SRLLC which is secured by a mortgage on the real estate assets of SRLLC.  The loan and related interest was eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB.  At March 31, 2014, USIFB had total assets of $11.9 million and total liabilities of $7.1 million.  On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  The loan and any related interest was eliminated during consolidation.

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

Approximately 1.6% of the outstanding OP Units as of March 31, 2014 and December 31, 2013 were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At March 31, 2014 and December 31, 2013, 2,261,486 and 2,275,730 OP units, respectively, were outstanding.  The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2014 and December 31, 2013, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $3.0 million and $3.3 million at March 31, 2014 and December 31, 2013, respectively.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities.  Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities.  Management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2014 totaled $0.2 million.  The Company had no ownership interests in unconsolidated joint ventures or other entities at March 31, 2013.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities.  These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities.  The amounts due to the Company were $1.3 million and $2.1 million as of March 31, 2014 and December 31, 2013, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $16.0 million and $15.8 million as of March 31, 2014 and December 31, 2013, respectively, that are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of payments incurred under these lease agreements for each of the three months ended March 31, 2014 and 2013, was approximately $0.1 million.

Total future minimum rental payments due in accordance with the related party lease agreements are $0.4 million and total future cash receipts due from our subtenants are $0.2 million as of March 31, 2014.

14.  DISCONTINUED OPERATIONS

For the three months ended March 31, 2014, discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that the Company sold in prior years.  For the three months ended March 31, 2013, discontinued operations relates to 35 facilities sold during 2013.

The following table summarizes the revenue and expense information for the facilities classified as discontinued operations during the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013

REVENUES
Rental income	$-	$3,755
Other property related income	-	509
Total revenues	-	4,264
OPERATING EXPENSES
Property operating expenses	(336)	1,881
Depreciation and amortization	-	907
Total operating expenses	(336)	2,788
OPERATING INCOME	336	1,476
OTHER (EXPENSE) INCOME
Interest expense on loans	-	(95)
Gain on disposition of discontinued operations	-	228
Total discontinued operations	$336	$1,609

15.  PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2014 and the year ended December 31, 2013, the Company acquired 10 self-storage facilities for an aggregate purchase price of approximately $103.3 million (see note 4) and 20 self-storage facilities for an aggregate purchase price of approximately $189.8 million, respectively.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2014 and 2013 as if each had occurred as of January 1, 2013 and 2012, respectively.  The pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2014 and 2013 based on the assumptions described above:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)

Pro forma revenues	$88,323	$81,588
Pro forma net income attributable to the Company’s common shareholders	$8,383	$1,808
Earnings (loss) per share from continuing operations attributable to common shareholders
Basic and diluted - as reported	$0.02	$(0.01)
Basic and diluted - as pro forma	$0.06	$0.01

16.  SUBSEQUENT EVENTS

Subsequent to March 31, 2014, the Company acquired one facility in Texas, one facility in Florida and one facility in Massachusetts for an aggregate purchase price of $29.0 million.  In addition, the Company entered into an agreement to acquire two existing storage facilities and two storage facilities under construction for an aggregate purchase price of $141.5 million.  The two existing facilities and one of the facilities under construction are located in Brooklyn, New York, and the other facility under construction is located in Queens, New York.  On April 16, 2014, the Company closed on the acquisition of the two existing facilities for an aggregate purchase price of $55.0 million.  The Company’s obligation to close on each of the two facilities under construction is subject to completion of construction and issuance of a certificate of occupancy for each such facility as well as other customary closing conditions.  Construction for the Queens facility is expected to be completed during 2014 while the construction for the Brooklyn facility is expected to be completed during 2015.  The Company provides no assurances that it will complete the acquisitions of the facilities under construction as anticipated or at all.

On May 1, 2014, HHF, an unconsolidated joint venture (as discussed in note 5), obtained a $100 million loan secured by the 34 self-storage facilities owned by the venture.  There is no recourse to the Company.  The loan bears interest at 3.59% per annum and matures on April 30, 2021.  This financing completed the planned capital structure of HHF and the proceeds after closing costs were distributed proportionately to the partners.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.  The Company makes certain statements in this section that are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this report entitled “Forward-Looking Statements.”  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2013.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2014 and December 31, 2013, we owned 378 and 366 self-storage facilities, respectively, totaling approximately 25.5 million and 24.7 million rentable square feet, respectively.  As of March 31, 2014, we owned facilities in the District of Columbia and the following 20 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah and Virginia.  In addition, as of March 31, 2014, we managed 161 facilities for third parties (including 35 facilities as part of an unconsolidated real estate venture) bringing the total number of facilities which it owned and/or managed to 539.  As of March 31, 2014, the Company managed facilities in the following 22 states: Alabama, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

We derive revenues principally from rents received from its customers who rent cubes at its self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  Our approach to the management and operation of our facilities combines centralized marketing, revenue management and other operational support with local operations teams that provide market-level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  The facilities in New York, Florida, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the three months ended March 31, 2014.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the property’s basis is recoverable.  If a property’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during 2014 and 2013.

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

Revenue Recognition

Management has determined that all of our leases with customers are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month to month.

The Company recognizes gains on disposition of facilities only upon closing in accordance with the guidance on sales of real estate.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale.  Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015, however early adoption is permitted.  The adoption of this guidance in 2014 did not have a material impact on the Company’s consolidated financial position or results of operations as the Company did not dispose of any assets during the three months ended March 31, 2014.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because it provides information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At March 31, 2014, there were 346 same-store facilities and 32 non-same-store facilities.  All of the non-same-store facilities were 2013 and 2014 acquisitions or developed facilities.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported. At March 31, 2014 and 2013, the Company owned 378 and 377 self-storage facilities and related assets, respectively. The following table summarizes the change in number of owned self-storage facilities from January 1, 2013 through March 31, 2014:

	2014	2013

Balance - January 1	366	381
Facilities acquired	10	1
Facilities developed	2	-
Facilities sold	-	(5)
Balance - March 31	378	377
Facilities acquired		9
Facilities developed		-
Facilities sold		-
Balance - June 30		386
Facilities acquired		4
Facilities developed		-
Facilities sold		(8)
Balance - September 30		382
Facilities acquired		6
Facilities developed		-
Facilities sold		(22)
Balance - December 31		366

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES
Rental income	$69,748	$65,692	$4,056	6.2%	$5,966	$560	$-	$-	$75,714	$66,252	$9,462	14.3%
Other property related income	7,625	6,638	987	14.9%	1,688	66	834	554	10,147	7,258	2,889	39.8%
Property management fee income	-	-	-	-	-	-	1,406	1,145	1,406	1,145	261	22.8%
Total revenues	77,373	72,330	5,043	7.0%	7,654	626	2,240	1,699	87,267	74,655	12,612	16.9%

OPERATING EXPENSES
Property operating expenses	25,999	25,198	801	3.2%	2,630	197	3,661	3,766	32,290	29,161	3,129	10.7%
NET OPERATING INCOME	$51,374	$47,132	$4,242	9.0%	$5,024	$429	$(1,421)	$(2,067)	$54,977	$45,494	$9,483	20.8%

Property count	346	346			32	1			378	347
Total square footage	23,167	23,167			2,293	57			25,460	23,224
Period End Occupancy (1)	89.5%	85.6%			79.7%	86.6%			88.6%	85.6%
Period Average Occupancy (2)	89.1%	85.1%
Realized annual rent per occupied square foot (3)	$13.52	$13.33

Depreciation and amortization									28,115	28,982	(867)	-3.0%
General and administrative									6,569	7,613	(1,044)	-13.7%
Subtotal									34,684	36,595	(1,911)	-5.2%
OPERATING INCOME									20,293	8,899	11,394	128.0%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(11,871)	(10,272)	(1,599)	-15.6%
Loan procurement amortization expense									(541)	(476)	(65)	-13.7%
Acquisition related costs									(1,679)	(115)	(1,564)	-1360.0%
Equity in losses of real estate venture									(1,369)	-	(1,369)	-100.0%
Other									(593)	(73)	(520)	-712.3%
Total other expense									(16,053)	(10,936)	(5,117)	-46.8%

INCOME (LOSS) FROM CONTINUING OPERATIONS									4,240	(2,037)	6,277	308.1%

DISCONTINUED OPERATIONS
Income from discontinued operations									336	1,381	(1,045)	-75.7%
Gain on disposition of discontinued operations									-	228	(228)	-100.0%
Total discontinued operations									336	1,609	(1,273)	-79.1%
NET INCOME (LOSS)									4,576	(428)	5,004	1169.2%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(49)	35	84	240.0%
Noncontrolling interests in subsidiaries									3	1	(2)	-200.0%

NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY									4,530	(392)	4,922	1255.6%

(1)              Represents occupancy at March 31 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $66.3 million during the three months ended March 31, 2013 to $75.7 million during the three months ended March 31, 2014, an increase of $9.4 million, or 14.3%.  This increase is primarily attributable to $5.4 million of additional income from the facilities acquired in 2013 and 2014 and increases in average occupancy on the same-store portfolio which contributed $4.1 million to the increase in rental income during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Other property related income increased from $7.3 million during the three months ended March 31, 2013 to $10.1 million during the three months ended March 31, 2014, an increase of $2.8 million, or 39.8%.  This increase is primarily attributable to increased tenant insurance commissions on the same-store and non-same-store portfolios of $0.9 million and $1.4 million, respectively, during the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.

Operating Expenses

Property operating expenses increased from $29.2 million during the three months ended March 31, 2013 to $32.3 million during the three months ended March 31, 2014, an increase of $3.1 million, or 10.7%.  This increase is primarily attributable to $2.4 million of increased expenses associated with newly acquired facilities as well as increased expenses on the same store portfolio.  The increases in same store expenses were associated with snow removal and utilities due to a relatively colder winter in 2014 than in the prior year.

General and administrative

General and administrative expenses decreased from $7.6 million for the three months ended March 31, 2013 to $6.6 million for the three months ended March 31, 2014, a decrease of $1.0 million, or 13.7%.  The decrease in primarily attributable to lower share based compensation expense and payroll expenses of $0.9 million.

Other Income (Expenses)

Interest expense increased from $10.3 million during the three months ended March 31, 2013 to $11.9 million during the three months ended March 31, 2014, an increase of $1.6 million, or 15.6%.  The increase is attributable to a higher amount of outstanding debt in the 2014 period.  To fund a portion of the Company’s growth, the average debt balance during the three months ended March 31, 2014 increased approximately $164 million from the same period in 2013 from $1,025 million to $1,189 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.05% for the three months ended March 31, 2013 to 3.99% for the three months ended March 31, 2014.

Acquisition related costs increased from $0.1 million during the three months ended March 31, 2013 to $1.7 million during the three months ended March 31, 2014.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.  The increase was the result of the acquisition of 10 self-storage facilities in the 2014 period compared to one facility during the 2013 period.

Equity in losses of real estate venture was $1.4 million for the three months ended March 31, 2014 with no comparable amount during the 2013 period.  This expense is related to the Company’s share of the losses attributable to HHF, a partnership in which the Company acquired a 50% ownership interest during the fourth quarter of 2013.

Cash Flows

Comparison of the three months ended March 31, 2014 to the three months ended March 31, 2013

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2014 and 2013 is as follows (in thousands):

	Three Months Ended March 31,
	2014	2013	Change

Net cash flow provided by (used in):
Operating activities	$30,581	$26,461	$4,120
Investing activities	$(88,439)	$2,373	$(90,812)
Financing activities	$57,917	$(30,704)	$88,621

Cash flows provided by operating activities for the quarters ended March 31, 2014 and 2013 were $30.6 million and $26.5 million, respectively, an increase of $4.1 million.  Our principal source of cash flow is from the operation of our facilities. Our increased cash flow from operating activities is primarily attributable to our 2013 acquisitions, the majority of which were completed subsequent to the three months ended March 31, 2013, and increased net operating income levels on the same-store portfolio in the 2014 period as compared to the 2013 period.

For the three months ended March 31, 2014 cash flows used in investing activities were $88.4 million and for the three months ended March 31, 2013 cash flows provided by investing activities were $2.4 million, a change of $90.8 million.  The change was driven by more acquisition activity compared to the three months ended March 31, 2013 as we acquired only one property in the 2013 period for an aggregate purchase price of $6.9 million compared to the acquisition of 10 facilities in the 2014 period for an aggregate purchase price of $103.3 million, inclusive of $27.5 million of assumed debt.  In addition, we sold five facilities providing approximately $11.0 million of cash proceeds during the three months ended March 31, 2013, while we sold no facilities during the three months ended March 31, 2014.  Additionally, cash used for development activities increased $4.8 million from $2.7 million in the 2013 period to $7.5 million in the same period in 2014.

For the three months ended March 31, 2014 cash flows provided by financing activities were $57.9 million and for the three months ended March 31, 2013 cash flows used in financing activities were $30.7 million, a change of $88.6 million. This change is the result of a $47.0 million net increase in revolving credit facility borrowings during the three months ended March 31, 2014 compared to the same period in 2013 as we raised debt levels to fund acquisitions during the three months ended March 31, 2014.   In addition, we received proceeds of $46.2 million from the issuance of common shares under our “at-the-market” equity program during the three months ended March 31, 2014 compared to proceeds of $1.5 million during the three months ended March 31, 2013.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures.  We derive the majority of our revenue from customers who lease space from us at our facilities.  Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the facilities in which we invest, self-storage facilities, are less sensitive than other real estate product types to near-term economic downturns.  However, prolonged economic downturns will adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  In the 2014 fiscal year, we expect remaining capital expenditures to be approximately $6 million to $10 million and remaining costs associated with the development of new facilities to be approximately $31 million to $35 million.  Our currently scheduled principal payments on debt, including debt maturities and borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $6.5 million for the remainder of 2014.

Our most restrictive debt covenants limit the amount of additional leverage we can add; however, we believe cash flow from operations, access to equity financing, including through our “at the market” equity program, and available borrowings under our Credit Facility provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

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

As of March 31, 2014, we had approximately $3.2 million in available cash and cash equivalents.  In addition, we had approximately $229.2 million of availability for borrowings under our Credit Facility.

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

		Term Loan Facility		Term Loan Facility
		Prior to Amendment		As Amended
	Amount	Maturity Date	LIBOR Spread	Maturity Date	LIBOR Spread
Term Loan A	$100 million	June 2016	1.85%	June 2018	1.50%
Term Loan B	$100 million	June 2018	2.00%	June 2018	2.00%

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

(1)         On December 17, 2013, we repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

We incurred costs of $2.1 million in connection with amending the agreements and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities.  In connection with the repayment of Term Loan C, we recognized loan procurement amortization expense – early repayment of debt of $0.4 million related to the write-off of unamortized loan procurement costs associated with the term loan.

As of March 31, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $70.6 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $229.2 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.2 million.  In connection with a portion of the unsecured borrowings, we maintained interest rate swaps as of March 31, 2014 that fixed 30-day LIBOR (see note 10).  As of March 31, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.12%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at March 31, 2014 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving facility is subject to ongoing compliance with certain financial covenants which include:

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

During the three months ended March 31, 2014, we sold a total of 2.7 million common shares under the Equity Distribution Agreements at an average sales price of $17.34 per share, resulting in gross proceeds of $46.9 million under the program.  We incurred $0.7 million of offering costs in conjunction with the 2014 sales.  We used proceeds from the sales conducted during the three months ended March 31, 2014 to fund acquisitions of storage facilities and for general corporate purposes.  As of March 31, 2014, 3.7 million common shares remained available for issuance under the Equity Distribution Agreements.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains on disposition of discontinued operations, other income, gains from remeasurement of investments in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

Management uses FFO as a key performance indicator in evaluating the operations of our facilities. Given the nature of our business as a real estate owner and operator, we consider FFO a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States.  We believe that FFO is useful to management and investors as a starting point in measuring our operational performance because FFO excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) on sales of real estate, gains from remeasurement of investments in real estate ventures, impairments of depreciable assets, and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

The following table presents a reconciliation of net income (loss) to FFO and FFO, as adjusted, for the three months ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013

Net income (loss) attributable to the Company’s common shareholders	$3,028	$(1,894)

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	27,710	29,462
Real property - discontinued operations	-	57
Company’s share of unconsolidated real estate ventures	3,240	-
Gains from sale of real estate	-	(228)
Noncontrolling interests in the Operating Partnership	49	(35)

FFO	$34,027	$27,362

Add:
Acquisition related costs	1,679	115

FFO, as adjusted	$35,706	$27,477

Weighted-average diluted shares and units outstanding	145,043	137,738

Off-Balance Sheet Arrangements

We do not currently have any off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As of March 31, 2014, our consolidated debt consisted of $1,126.0 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was also $70.6 million of outstanding credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.7 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.7 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $59.6 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $64.8 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1- January 31	42,562	$15.67	N/A	3,000,000
February 1- February 28	-	-	N/A	3,000,000
March 1- March 31	-	-	N/A	3,000,000

Total	42,562	$15.67	N/A	3,000,000

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

10.1*†

Executive Employment Agreement, entered into as of January 24, 2014 and effective as of January 1, 2014, by and between CubeSmart and Christopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2014.

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart. (filed herewith)

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P. (filed herewith)

31.1

Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2

Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.3

Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.4

Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

32.2

Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished herewith)

101

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: May 2, 2014	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2014	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: May 2, 2014	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 2, 2014	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.