Form 10-Q
period 2014-06-30
CubeSmart; CubeSmart, L.P.
filed 2014-08-08
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2014
Common shares, $0.01 par value per share, of CubeSmart	148,591,159

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2014 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2014, owned a 98.5% interest in the Operating Partnership. The remaining 1.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Storage facilities	$2,776,835	$2,553,706
Less: Accumulated depreciation	(442,044)	(398,536)
Storage facilities, net (including VIE assets of $34,314 and $34,559, respectively)	2,334,791	2,155,170
Cash and cash equivalents	10,789	3,176
Restricted cash	3,587	4,025
Loan procurement costs, net of amortization	11,543	12,687
Investment in real estate venture, at equity	101,013	156,310
Other assets, net	41,400	27,256
Total assets	$2,503,123	$2,358,624

LIABILITIES AND EQUITY
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	56,900	38,600
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	224,232	200,218
Accounts payable, accrued expenses and other liabilities	57,847	57,599
Distributions payable	20,960	19,955
Deferred revenue	14,632	12,394
Security deposits	392	376
Total liabilities	1,274,963	1,229,142

Noncontrolling interests in the Operating Partnership	41,430	36,275

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 147,078,392 and 139,328,366 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1,471	1,393
Additional paid in capital	1,669,327	1,542,703
Accumulated other comprehensive loss	(10,650)	(11,014)
Accumulated deficit	(474,944)	(440,837)
Total CubeSmart shareholders’ equity	1,185,235	1,092,276
Noncontrolling interests in subsidiaries	1,495	931
Total equity	1,186,730	1,093,207
Total liabilities and equity	$2,503,123	$2,358,624

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES
Rental income	$81,071	$68,739	$156,785	$134,991
Other property related income	9,799	8,333	19,946	15,592
Property management fee income	1,467	1,217	2,873	2,362
Total revenues	92,337	78,289	179,604	152,945
OPERATING EXPENSES
Property operating expenses	32,080	28,469	64,370	57,629
Depreciation and amortization	30,487	28,393	58,602	57,376
General and administrative	7,059	7,515	13,628	15,128
Total operating expenses	69,626	64,377	136,600	130,133
OPERATING INCOME	22,711	13,912	43,004	22,812
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,027)	(10,588)	(23,898)	(20,860)
Loan procurement amortization expense	(543)	(497)	(1,084)	(973)
Acquisition related costs	(721)	(1,648)	(2,400)	(1,763)
Equity in losses of real estate venture	(1,729)	-	(3,098)	-
Gain from sale of real estate	475	-	475	-
Other	(173)	(187)	(766)	(260)
Total other expense	(14,718)	(12,920)	(30,771)	(23,856)

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,993	992	12,233	(1,044)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,576	336	2,956
Gain from disposition of discontinued operations	-	-	-	228
Total discontinued operations	-	1,576	336	3,184
NET INCOME	7,993	2,568	12,569	2,140
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(95)	(18)	(144)	17
Noncontrolling interests in subsidiaries	(12)	-	(9)	1
NET INCOME ATTRIBUTABLE TO THE COMPANY	7,886	2,550	12,416	2,158
Distribution to preferred shareholders	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$6,384	$1,048	$9,412	$(846)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.04	$0.00	$0.06	$(0.03)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.01	$0.01	$0.02
Basic earnings (loss) per share attributable to common shareholders	$0.04	$0.01	$0.07	$(0.01)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.04	$0.00	$0.06	$(0.03)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.01	$0.01	$0.02
Diluted earnings (loss) per share attributable to common shareholders	$0.04	$0.01	$0.07	$(0.01)

Weighted-average basic shares outstanding	144,679	133,677	142,461	133,316
Weighted-average diluted shares outstanding	146,999	133,677	144,691	133,316

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$6,384	$(501)	$9,081	$(3,976)
Total discontinued operations	-	1,549	331	3,130
Net income (loss)	$6,384	$1,048	$9,412	$(846)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME	$7,993	$2,568	$12,569	$2,140
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swap	(2,247)	5,595	(3,231)	5,286
Reclassification of realized losses on interest rate swaps	1,601	1,554	3,177	3,085
Unrealized gain (loss) on foreign currency translation	354	25	428	(231)
OTHER COMPREHENSIVE (LOSS) INCOME	(292)	7,174	374	8,140
COMPREHENSIVE INCOME	7,701	9,742	12,943	10,280
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(88)	(140)	(147)	(123)
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(17)	(7)	(16)	3
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$7,596	$9,595	$12,780	$10,160

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries									548	548
Issuance of common shares	7,211	73			126,046			126,119		126,119
Issuance of restricted shares	416	4						4		4
Conversion from units to shares	14	—			234			234		234	(234)
Exercise of stock options	109	1			966			967		967
Amortization of restricted shares					(1,050)			(1,050)		(1,050)
Share compensation expense					428			428		428
Adjustment for noncontrolling interests in the Operating Partnership							(5,830)	(5,830)		(5,830)	5,830
Net income							12,416	12,416	9	12,425	144
Other comprehensive (loss) gain:
Unrealized losses on interest rate swaps						(53)		(53)		(53)	(1)
Unrealized gain on foreign currency translation						417		417	7	424	4
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(37,689)	(37,689)		(37,689)	(588)
Balance at June 30, 2014	147,078	$1,471	3,100	$31	$1,669,327	$(10,650)	$(474,944)	$1,185,235	$1,495	$1,186,730	$41,430

	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Issuance of common shares	1,225	12			20,374			20,386		20,386
Issuance of restricted shares	215	2						2		2
Conversion from units to shares	1,013	10			14,591			14,601		14,601	(14,601)
Exercise of stock options	182	2			1,276			1,278		1,278
Amortization of restricted shares					2,131			2,131		2,131
Share compensation expense					436			436		436
Adjustment for noncontrolling interests in the Operating Partnership							(3,436)	(3,436)		(3,436)	3,436
Net income (loss)							2,158	2,158	(1)	2,157	(17)
Other comprehensive gain (loss):
Unrealized gain on interest rate swaps						8,227		8,227		8,227	144
Unrealized loss on foreign currency translation						(225)		(225)	(2)	(227)	(4)
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(29,537)	(29,537)		(29,537)	(502)
Balance at June 30, 2013	134,430	$1,344	3,100	$31	$1,457,271	$(11,794)	$(444,044)	$1,002,808	$115	$1,002,923	$36,446

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013

Operating Activities
Net income	$12,569	$2,140
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59,686	60,103
Gain from sale of real estate	(475)	(228)
Equity compensation expense	(622)	2,567
Accretion of fair market value adjustment of debt	(800)	(488)
Equity in losses of real estate venture	3,098	-
Changes in other operating accounts:
Other assets	(1,353)	(2,133)
Restricted cash	353	1,062
Accounts payable and accrued expenses	(2,190)	1,099
Other liabilities	1,313	1,189
Net cash provided by operating activities	$71,579	$65,311

Investing Activities
Acquisitions of storage facilities	$(211,722)	$(93,743)
Additions and improvements to storage facilities	(8,481)	(9,399)
Development costs	(12,693)	(17,557)
Cash contributed to real estate venture	(1,750)	-
Cash distributed from real estate venture	53,949	-
Proceeds from sale of real estate, net	13,475	10,993
Proceeds from notes receivable	-	5,192
Change in restricted cash	304	468
Net cash used in investing activities	$(166,918)	$(104,046)

Financing Activities
Proceeds from:
Revolving credit facility	$447,200	$229,200
Principal payments on:
Revolving credit facility	(428,900)	(164,200)
Mortgage loans and notes payable	(2,653)	(13,352)
Loan procurement costs	(57)	(2,141)
Proceeds from issuance of common shares	126,123	20,388
Exercise of stock options	967	1,278
Contributions from noncontrolling interests in subsidiaries	548	-
Distributions paid to common shareholders	(36,682)	(29,258)
Distributions paid to preferred shareholders	(3,004)	(3,004)
Distributions paid to noncontrolling interests in Operating Partnership	(590)	(650)
Net cash provided by financing activities	$102,952	$38,261

Change in cash and cash equivalents	7,613	(474)

Cash and cash equivalents at beginning of period	3,176	4,495
Cash and cash equivalents at end of period	$10,789	$4,021

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$25,204	$22,522
Supplemental disclosure of noncash activities:
Accretion of liability	$3,571	$-
Derivative valuation adjustment	$(54)	$8,371
Foreign currency translation adjustment	$428	$(231)
Mortgage loan assumption - acquisition of storage facilities	$27,467	$-

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2014	2013

ASSETS
Storage facilities	$2,776,835	$2,553,706
Less: Accumulated depreciation	(442,044)	(398,536)
Storage facilities, net (including VIE asssets of $34,314 and $34,559, respectively)	2,334,791	2,155,170
Cash and cash equivalents	10,789	3,176
Restricted cash	3,587	4,025
Loan procurement costs, net of amortization	11,543	12,687
Investment in real estate venture, at equity	101,013	156,310
Other assets, net	41,400	27,256
Total assets	$2,503,123	$2,358,624

LIABILITIES AND CAPITAL
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	56,900	38,600
Unsecured term loan	400,000	400,000
Mortgage loans and notes payable	224,232	200,218
Accounts payable, accrued expenses and other liabilities	57,847	57,599
Distributions payable	20,960	19,955
Deferred revenue	14,632	12,394
Security deposits	392	376
Total liabilities	1,274,963	1,229,142

Operating Partnership interests of third parties	41,430	36,275

Commitments and contingencies

Capital
Operating Partner	1,195,885	1,103,290
Accumulated other comprehensive loss	(10,650)	(11,014)
Total CubeSmart, L.P. capital	1,185,235	1,092,276
Noncontrolling interests in subsidiaries	1,495	931
Total capital	1,186,730	1,093,207
Total liabilities and capital	$2,503,123	$2,358,624

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

REVENUES
Rental income	$81,071	$68,739	$156,785	$134,991
Other property related income	9,799	8,333	19,946	15,592
Property management fee income	1,467	1,217	2,873	2,362
Total revenues	92,337	78,289	179,604	152,945
OPERATING EXPENSES
Property operating expenses	32,080	28,469	64,370	57,629
Depreciation and amortization	30,487	28,393	58,602	57,376
General and administrative	7,059	7,515	13,628	15,128
Total operating expenses	69,626	64,377	136,600	130,133
OPERATING INCOME	22,711	13,912	43,004	22,812
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(12,027)	(10,588)	(23,898)	(20,860)
Loan procurement amortization expense	(543)	(497)	(1,084)	(973)
Acquisition related costs	(721)	(1,648)	(2,400)	(1,763)
Equity in losses of real estate venture	(1,729)	-	(3,098)	-
Gain from sale of real estate	475	-	475	-
Other	(173)	(187)	(766)	(260)
Total other expense	(14,718)	(12,920)	(30,771)	(23,856)

INCOME (LOSS) FROM CONTINUING OPERATIONS	7,993	992	12,233	(1,044)

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,576	336	2,956
Gain from disposition of discontinued operations	-	-	-	228
Total discontinued operations	-	1,576	336	3,184
NET INCOME	7,993	2,568	12,569	2,140
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in subsidiaries	(12)	-	(9)	1
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	7,981	2,568	12,560	2,141
Operating Partnership interests of third parties	(95)	(18)	(144)	17
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	7,886	2,550	12,416	2,158
Distribution to preferred unitholders	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$6,384	$1,048	$9,412	$(846)
Basic earnings (loss) per share from continuing operations attributable to common unitholders	$0.04	$0.00	$0.06	$(0.03)
Basic earnings per share from discontinued operations attributable to common unitholders	$0.00	$0.01	$0.01	$0.02
Basic earnings (loss) per share attributable to common unitholders	$0.04	$0.01	$0.07	$(0.01)

Diluted earnings (loss) per share from continuing operations attributable to common unitholders	$0.04	$0.00	$0.06	$(0.03)
Diluted earnings per share from discontinued operations attributable to common unitholders	$0.00	$0.01	$0.01	$0.02
Diluted earnings (loss) per share attributable to common unitholders	$0.04	$0.01	$0.07	$(0.01)

Weighted-average basic units outstanding	144,679	133,677	142,461	133,316
Weighted-average diluted units outstanding	146,999	133,677	144,691	133,316

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Income (loss) from continuing operations	$6,384	$(501)	$9,081	$(3,976)
Total discontinued operations	-	1,549	331	3,130
Net income (loss)	$6,384	$1,048	$9,412	$(846)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

NET INCOME	$7,993	$2,568	$12,569	$2,140
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swap	(2,247)	5,595	(3,231)	5,286
Reclassification of realized losses on interest rate swaps	1,601	1,554	3,177	3,085
Unrealized gain (loss) on foreign currency translation	354	25	428	(231)
OTHER COMPREHENSIVE (LOSS) INCOME	(292)	7,174	374	8,140
COMPREHENSIVE INCOME	7,701	9,742	12,943	10,280
Comprehensive income attributable to Operating Partnership interests of third parties	(88)	(140)	(147)	(123)
Comprehensive (income) loss attributable to noncontrolling interests in subsidiaries	(17)	(7)	(16)	3
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$7,596	$9,595	$12,780	$10,160

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interests in	Total	Operating Partnership Interests
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$ 1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries						548	548
Issuance of common OP units	7,211		126,119		126,119		126,119
Issuance of restricted OP units	416		4		4		4
Conversion from units to shares	14		234		234		234	(234)
Exercise of OP unit options	109		967		967		967
Amortization of restricted OP units			(1,050)		(1,050)		(1,050)
OP unit compensation expense			428		428		428
Adjustment for Operating Partnership interests of third parties			(5,830)		(5,830)		(5,830)	5,830
Net income			12,416		12,416	9	12,425	144
Other comprehensive (loss) gain:
Unrealized losses on interest rate swaps				(53)	(53)		(53)	(1)
Unrealized gain on foreign currency translation				417	417	7	424	4
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(37,689)		(37,689)		(37,689)	(588)
Balance at June 30, 2014	147,078	3,100	$1,195,885	$(10,650)	$ 1,185,235	$1,495	$1,186,730	$41,430

	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	Total CubeSmart L.P.	Noncontrolling Interests in	Total	Operating Partnership Interests
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Issuance of common OP units	1,225		20,386		20,386		20,386
Issuance of restricted OP units	215		2		2		2
Conversion from units to shares	1,013		14,601		14,601		14,601	(14,601)
Exercise of OP unit options	182		1,278		1,278		1,278
Amortization of restricted OP units			2,131		2,131		2,131
OP unit compensation expense			436		436		436
Adjustment for Operating Partnership interests of third parties			(3,436)		(3,436)		(3,436)	3,436
Net income (loss)			2,158		2,158	(1)	2,157	(17)
Other comprehensive gain (loss):
Unrealized gain on interest rate swaps				8,227	8,227		8,227	144
Unrealized loss on foreign currency translation				(225)	(225)	(2)	(227)	(4)
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(29,537)		(29,537)		(29,537)	(502)
Balance at June 30, 2013	134,430	3,100	$1,014,602	$(11,794)	$1,002,808	$115	$1,002,923	$36,446

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2014	2013

Operating Activities
Net income	$12,569	$2,140
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	59,686	60,103
Gain from sale of real estate	(475)	(228)
Equity compensation expense	(622)	2,567
Accretion of fair market value adjustment of debt	(800)	(488)
Equity in losses of real estate venture	3,098	-
Changes in other operating accounts:
Other assets	(1,353)	(2,133)
Restricted cash	353	1,062
Accounts payable and accrued expenses	(2,190)	1,099
Other liabilities	1,313	1,189
Net cash provided by operating activities	$71,579	$65,311

Investing Activities
Acquisitions of storage facilities	$(211,722)	$(93,743)
Additions and improvements to storage facilities	(8,481)	(9,399)
Development costs	(12,693)	(17,557)
Cash contributed to real estate venture	(1,750)	-
Cash distributed from real estate venture	53,949	-
Proceeds from sale of real estate, net	13,475	10,993
Proceeds from notes receivable	-	5,192
Change in restricted cash	304	468
Net cash used in by investing activities	$(166,918)	$(104,046)

Financing Activities
Proceeds from:
Revolving credit facility	$447,200	$229,200
Principal payments on:
Revolving credit facility	(428,900)	(164,200)
Mortgage loans and notes payable	(2,653)	(13,352)
Loan procurement costs	(57)	(2,141)
Proceeds from issuance of common OP units	126,123	20,388
Exercise of OP unit options	967	1,278
Contributions from noncontrolling interests in subsidiaries	548	-
Distributions paid to common unitholders	(37,272)	(29,258)
Distributions paid to preferred unitholders	(3,004)	(3,004)
Distributions paid to noncontrolling interests in subsidiaries	-	(650)
Net cash provided by financing activities	$102,952	$38,261

Change in cash and cash equivalents	7,613	(474)

Cash and cash equivalents at beginning of period	3,176	4,495
Cash and cash equivalents at end of period	$10,789	$4,021

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$25,204	$25,522
Supplemental disclosure of noncash activities:
Accretion of liability	$3,571	$-
Derivative valuation adjustment	$(54)	$8,371
Foreign currency translation adjustment	$428	$(231)
Mortgage loan assumption - acquisition of storage facilities	$27,467	$-

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   As of June 30, 2014, the Company owned self-storage facilities located in 21 states throughout the United States and the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of June 30, 2014, the Parent Company owned approximately 98.5% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2013, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted. The Company elected to adopt this guidance in 2014 and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company disposed of one asset during the six months ended June 30, 2014, however the disposal did not meet the criteria for discontinued operations under the new guidance.

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2014	2013
	(in thousands)
Land	$498,140	$465,680
Buildings and improvements	2,065,013	1,888,823
Equipment	181,341	158,000
Construction in progress	32,341	41,203
Storage facilities	2,776,835	2,553,706
Less: Accumulated depreciation	(442,044)	(398,536)
Storage facilities, net	$2,334,791	$2,155,170

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2013 through June 30, 2014:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2014 Acquisitions:

Manchester Asset	Manchester, CT	January 2014	1	$4,950
Coconut Creek Asset	Coconut Creek, FL	January 2014	1	14,000
Palm Coast Assets	Palm Coast, FL	January 2014	2	14,450
Fremont Asset	Fremont, CA	January 2014	1	8,300
Temple Hills Asset	Temple Hills, MD	February 2014	1	15,800
Timonium Asset	Timonium, MD	February 2014	1	15,500
Phoenix Asset	Phoenix, AZ	March 2014	1	14,750
Philadelphia Asset	Philadelphia, PA	March 2014	1	7,350
Frisco Asset	Frisco, TX	March 2014	1	8,225
Austin Asset	Austin, TX	April 2014	1	6,450
New York Assets	Brooklyn, NY	April 2014	2	55,000
Lake Worth Asset	Lake Worth, FL	April 2014	1	11,406
Tewksbury Asset	Tewksbury, MA	April 2014	1	11,100
Schererville Asset	Schererville, IN	May 2014	1	8,400
Florida Assets	Multiple locations in FL	June 2014	3	35,000
			19	$230,681
2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900
Evanston Asset	Evanston, IL	May 2013	1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013	1	7,150
Miramar Asset	Miramar, FL	June 2013	1	9,000
Stoneham Asset	Stoneham, MA	June 2013	1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013	5	52,400
Staten Island Asset	Staten Island, NY	July 2013	1	13,000
Lewisville Asset	Lewisville, TX	August 2013	1	10,975
Chandler Asset	Chandler, AZ	September 2013	1	10,500
Tempe Asset	Tempe, AZ	September 2013	1	4,300
Clinton Asset	Clinton, MD	November 2013	1	15,375
Katy Asset	Katy, TX	November 2013	1	9,700
Richmond Asset	Richmond, TX	December 2013	1	10,497
Dallas Asset	Dallas, TX	December 2013	1	6,925
Elkridge Asset	Elkridge, MD	December 2013	1	8,200
Fort Lauderdale Asset	Fort Lauderdale, FL	December 2013	1	6,000
			20	$189,822
2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400
Tennessee Assets	Multiple locations in TN	August 2013	8	25,000
California/Tennessee/Texas Assets	Multiple locations in CA, TN and TX	October/November 2013	22	90,000
			35	$126,400

4.  INVESTMENT ACTIVITY

2014 Acquisitions

During the six months ended June 30, 2014, the Company acquired 19 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $230.7 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $15.8 million at the time of such acquisitions prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the six months ended June 30, 2014 was approximately $3.8 million.  In connection with four of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $27.5 million, which included an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

Development

During 2012, the Company commenced construction of 5 Old Lancaster Road located in Malvern, PA, a suburb of Philadelphia.  The mixed-use facility is comprised of rentable storage space and office space for the Company’s corporate headquarters.  During the fourth quarter of 2013, the Company relocated its corporate headquarters to 5 Old Lancaster Road.  Construction was completed on the portion of the building comprised of rentable storage space and the facility opened for operation during the first quarter of 2014.  Total costs for this mixed-use project equaled $24.9 million at June 30, 2014.

During 2013, the Company entered into contracts for the construction of a self-storage facility located in Bronx, NY.  Construction of the facility was substantially completed and the facility opened for operation during the first quarter of 2014.  Total costs for this project equaled $17.2 million at June 30, 2014.  These costs are capitalized to building and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During 2013, the Company entered into contracts under newly-formed joint ventures for the construction of three self-storage facilities located in New York and one self-storage facility located in Virginia (see note 12).  Construction for all projects is expected to be completed during 2015.  At June 30, 2014, development costs for these projects totaled $25.3 million.  These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

2014 Disposition

On June 30, 2014, the Company sold one asset in London, England owned by USIFB, LLP, a consolidated real estate joint venture in which the Company owns a 97% interest, for an aggregate sales price of £4.1 million (approximately $7.0 million).  The Company received net proceeds of $7.0 million, a portion of which were used to repay the loan the Company made to the venture, and recorded a gain of $0.5 million as a result of the transaction.

2013 Acquisitions

During 2013, the Company acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $13.5 million at the time of such acquisitions and prior to any amortization of such amounts.   The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the six months ended June 30, 2014 was approximately $6.0 million.  In connection with one of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $8.9 million, which included an outstanding principal balance totaling $8.5 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

The following table summarizes the Company’s revenue and earnings of the 2014 and 2013 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total revenue	$3,843	$755	$5,200	$788
Net loss	(2,115)	(582)	(2,914)	(634)

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE

On December 10, 2013, the Company acquired a 50% ownership interest in 35 self-storage facilities located in Texas (34) and North Carolina (1) through a newly-formed joint venture (“HHF”).  HHF paid $315.7 million for these facilities.  The Company and the unaffiliated joint venture partner, collectively the “HHF Partners,” each contributed cash equal to 50% of the capital required to fund the acquisition.  HHF was not consolidated as the entity was not determined to be a VIE and the HHF Partners have equal ownership and voting rights in the entity.  The Company accounts for its unconsolidated interest in the real estate venture using the equity method.  The Company’s investment in HHF is included in Investment in real estate venture, at equity on the Company’s consolidated balance sheets and losses attributed to HHF are presented in Equity in losses of real estate venture on the Company’s consolidated statements of operations.

On May 1, 2014, HHF obtained a $100 million loan secured by the 34 self-storage facilities located in Texas that are owned by the venture. There is no recourse to the Company. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds after closing costs of $99.2 million were distributed proportionately to the partners.

The amounts reflected in the following table are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the HHF venture as of June 30, 2014 and December 31, 2013, respectively (in thousands):

	June 30,	December 31,
	2014	2013

Assets
Net property	$296,949	$302,557
Other assets	8,942	11,688
Total assets	$305,891	$314,245

Liabilities and equity
Other liabilities	$3,865	$1,625
Debt	100,000	-
Equity:
CubeSmart	101,013	156,310
Joint venture partner	101,013	156,310
Total liabilities and equity	$305,891	$314,245

The following is a summary of results of operations of the real estate venture for the three and six months ended June 30, 2014 (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2014	2014

Revenue	$6,500	$13,020
Operating expenses	2,842	5,621
Interest expense	610	610
Depreciation and amortization	6,506	12,985
Net loss	(3,458)	(6,196)
Company’s share of net loss	(1,729)	(3,098)

6.  UNSECURED SENIOR NOTES

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”).  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”) which bear interest at a rate of 4.80%.  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2014, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $56.9 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $243.1 million was available for borrowing on the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of June 30, 2014 that fix 30-day LIBOR (see note 10).  As of June 30, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.16%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at June 30, 2014 and no further borrowings may be made under the term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2014, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2014	2013	Interest Rate	Date
	(dollars in thousands)

YSI 61	2,342	-	2.53%	Sep-14
YSI 10	3,793	3,839	5.87%	Jan-15
YSI 15	1,706	1,733	6.41%	Jan-15
YSI 52	4,458	4,548	5.63%	Jan-15
YSI 58	8,519	8,676	2.97%	Jan-15
YSI 29	12,744	12,853	3.69%	Aug-15
YSI 13	8,490	8,500	3.00%	Oct-15
YSI 20	55,248	56,373	5.97%	Nov-15
YSI 63	7,520	-	2.82%	Dec-15
YSI 59	9,320	9,418	4.82%	Mar-16
YSI 60	3,640	3,670	5.04%	Aug-16
YSI 51	7,162	7,219	5.15%	Sep-16
YSI 64	7,984	-	3.54%	Oct-16
YSI 62	8,022	-	3.54%	Dec-16
YSI 35	4,222	4,274	6.90%	Jul-19
YSI 33	10,561	10,688	6.42%	Jul-19
YSI 26	8,863	8,945	4.56%	Nov-20
YSI 57	3,112	3,140	4.61%	Nov-20
YSI 55	23,957	24,145	4.85%	Jun-21
YSI 24	28,200	28,523	4.64%	Jun-21
Unamortized fair value adjustment	4,369	3,674

Total mortgage loans and notes payable	$224,232	$200,218

As of June 30, 2014 and December 31, 2013, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $407 million and $371 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at June 30, 2014 (in thousands):

2014	$5,176
2015	103,138
2016	36,958
2017	1,915
2018	2,026
2019 and thereafter	70,650
Total mortgage payments	219,863
Plus: Unamortized fair value adjustment	4,369
Total mortgage indebtedness	$224,232

The Company currently intends to fund its remaining 2014 principal payment requirements from cash provided by operating activities, new debt originations, and/or additional borrowings under its unsecured Credit Facility ($243.1 million available as of June 30, 2014).

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2014 (dollars in thousands):

	Unrealized losses on interest rate swaps	Unrealized loss on foreign currency translation	Total

Balance at December 31, 2013	$(10,222)	$(792)	$(11,014)
Other comprehensive (loss) gain before reclassifications	(3,181)	417	(2,764)
Amounts reclassified from accumulated other comprehensive loss	3,128	-	3,128
Net current-period other comprehensive (loss) gain	(53)	417	364

Balance at June 30, 2014	$(10,275)	$(375)	$(10,650)

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2014 and December 31, 2013, respectively (dollars in thousands):

						Fair Value
Hedge		Notional				June 30,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2014	2013

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(1,074)	$(1,265)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(1,074)	(1,265)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(537)	(632)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(1,211)	(1,132)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(807)	(752)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(807)	(754)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(405)	(380)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(1,948)	(1,820)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(1,969)	(1,842)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(985)	(921)
		$400,000				$(10,817)	$(10,763)

(a) Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of June 30, 2014 and December 31, 2013, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of $3.2 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the six months ended June 30, 2014.

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

Financial assets and liabilities carried at fair value as of June 30, 2014 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$10,817	$-

Total liabilities at fair value	$-	$10,817	$-

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2014 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of June 30, 2014, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2014 and December 31, 2013.  The aggregate carrying value of the Company’s debt was $1,181.1 million and $1,138.8 million at June 30, 2014 and December 31, 2013, respectively.  The estimated fair value of the Company’s debt was $1,211.0 million and $1,140.9 million at June 30, 2014 and December 31, 2013, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2014 and December 31, 2013.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (“Jamaica Ave Member”).  The facility is expected to commence operations during 2015.  The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete.  The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Jamaica Ave.  At June 30, 2014, Jamaica Ave had total assets of $10.5 million and total liabilities of $3.7 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY.  The Company owns 90% of SNL and the facilities are expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SNL.  At June 30, 2014, SNL had total assets of $9.8 million and total liabilities of $0.7 million.  The Company has provided $0.3 million of a total $20.1 million loan commitment to SNL which is secured by a mortgage on the real estate assets of SNL.  The loan and related interest was eliminated during consolidation.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate, and develop a self-storage facility in Northern Virginia.  The Company owns a 90% interest in SRLLC and the facility is expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SRLLC.  During 2013, SRLLC acquired land for development for $13.1 million.  In 2014, SRLLC completed the planned subdivision of the land into two parcels and sold one parcel for $6.5 million.  No gain or loss was recorded as a result of this transaction.  SRLLC retained the second parcel of land for the development of the storage facility.  At June 30, 2014, SRLLC had total assets of $8.7 million and total liabilities of $4.6 million.  The Company has provided $4.0 million of a total $14.6 million loan commitment to SRLLC which is secured by a mortgage on the real estate assets of SRLLC.  The loan and related interest was eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB.  On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  On June 30, 2014, one of the assets was sold and the loan was repaid with proceeds from the sale.  The loan and any related interest was eliminated during consolidation.  At June 30, 2014, USIFB had total assets of $6.2 million and total liabilities of $0.2 million.

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

Approximately 1.5% and 1.6% of the outstanding OP Units as of June 30, 2014 and December 31, 2013, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At June 30, 2014 and December 31, 2013, 2,261,486 and 2,275,730 OP units, respectively, were outstanding.  The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value at June 30, 2014 and December 31, 2013, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $5.8 million and $3.3 million at June 30, 2014 and December 31, 2013, respectively.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities.  Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities.  Management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2014 totaled $0.2 million and $0.4 million, respectively.  The Company had no ownership interests in unconsolidated joint ventures or other entities at June 30, 2013.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities.  These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities.  The amounts due to the Company were $1.8 million and $2.1 million as of June 30, 2014 and December 31, 2013, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $4.3 million and $15.8 million as of June 30, 2014 and December 31, 2013, respectively, that are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of payments incurred under these lease agreements for each of the six months ended June 30, 2014 and 2013, was approximately $0.3 million.

Total future minimum rental payments due in accordance with the related party lease agreements are $0.3 million and total future cash receipts due from our subtenants are $0.2 million as of June 30, 2014.

14.  DISCONTINUED OPERATIONS

For the three and six months ended June 30, 2014, discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that the Company sold in prior years.  For the three and six months ended June 30, 2013, discontinued operations relates to 35 facilities sold during 2013.

The following table summarizes the revenue and expense information for the facilities classified as discontinued operations during the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$-	$3,492	$-	$7,247
Other property related income	-	525	-	1,034
Total revenues	-	4,017	-	8,281
OPERATING EXPENSES
Property operating expenses	-	1,499	(336)	3,380
Depreciation and amortization	-	848	-	1,755
Total operating expenses	-	2,347	(336)	5,135
OPERATING INCOME	-	1,670	336	3,146
OTHER (EXPENSE) INCOME
Interest expense on loans	-	(94)	-	(190)
Gain on disposition of discontinued operations	-	-	-	228
Total discontinued operations	$-	$1,576	$336	$3,184

15.  PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2014 and the year ended December 31, 2013, the Company acquired 19 self-storage facilities for an aggregate purchase price of approximately $230.7 million (see note 4) and 20 self-storage facilities for an aggregate purchase price of approximately $189.8 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2014 and 2013 based on the assumptions described above:

	Six Months Ended June 30,
	2014	2013
	(in thousands, except per share data)

Pro forma revenues	$182,946	$170,013
Pro forma net income (loss) attributable to the Company’s common shareholders	$20,805	$(3,167)
Earnings (loss) per share from continuing operations attributable to common shareholders
Basic - as reported	$0.06	$(0.03)
Diluted - as reported	$0.06	$(0.03)
Basic - as pro forma	$0.15	$(0.02)
Diluted - as pro forma	$0.14	$(0.02)

16.  SUBSEQUENT EVENTS

Subsequent to June 30, 2014, the Company acquired two facilities in Florida for an aggregate purchase price of $15.8 million.

In August 2014, the Company amended its term loan agreement adjusting the pricing and maturity date of its $100 million unsecured bank term loan, Term Loan B.  The pricing grid over LIBOR was adjusted and based on the Company’s credit rating at closing the spread over LIBOR was reduced from 2.00% to 1.40%.  The loan maturity was extended from June 2018 to January 2020.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2014 and December 31, 2013, we owned 387 and 366 self-storage facilities, respectively, totaling approximately 26.1 million and 24.7 million rentable square feet, respectively.  As of June 30, 2014, we owned facilities in the District of Columbia and the following 21 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah and Virginia.  In addition, as of June 30, 2014, we managed 159 facilities for third parties (including 35 facilities as part of an unconsolidated real estate venture) bringing the total number of facilities which we owned and/or managed to 546.  As of June 30, 2014, the Company managed facilities in the following 23 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

We derive revenues principally from rents received from our customers who rent cubes at our self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  Our approach to the management and operation of our facilities combines centralized marketing, revenue management and other operational support with local operations teams that provide market-level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

We typically experience seasonal fluctuations in the occupancy levels of our facilities, which are generally slightly higher during the summer months due to increased moving activity.

The United States continues to recover from an economic downturn that resulted in higher unemployment, stagnant employment growth, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  A slow recovery from ongoing adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage facilities.

We have one reportable segment:  we own, operate, develop, manage and acquire self-storage facilities.

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  The facilities in New York, Florida, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the six months ended June 30, 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however early adoption is permitted.  The Company elected to adopt this guidance in 2014 and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company disposed of one asset during the six months ended June 30, 2014, however the disposal did not meet the criteria for discontinued operations under the new guidance.

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At June 30, 2014, there were 346 same-store facilities and 41 non-same-store facilities.  All of the non-same-store facilities were 2013 and 2014 acquisitions or developed facilities.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2014 and 2013, the Company owned 387 and 386 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2013 through June 30, 2014:

	2014	2013

Balance - January 1	366	381
Facilities acquired	10	1
Facilities developed	2	-
Facilities sold	-	(5)
Balance - March 31	378	377
Facilities acquired	9	9
Facilities developed	-	-
Facilities sold	-	-
Balance - June 30	387	386
Facilities acquired		4
Facilities developed		-
Facilities sold		(8)
Balance - September 30		382
Facilities acquired		6
Facilities developed		-
Facilities sold		(22)
Balance - December 31		366

Comparison of the three months ended June 30, 2014 to the three months ended June 30, 2013 (in thousands)

					Non Same-Store		Other/

	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES
Rental income	$72,725	$67,679	$5,046	7.5%	$8,346	$1,060	$-	$-	$81,071	$68,739	$12,332	17.9%
Other property related income	8,231	7,563	668	8.8%	893	93	675	677	9,799	8,333	1,466	17.6%
Property management fee income	-	-	-	-	-	-	1,467	1,217	1,467	1,217	250	20.5%
Total revenues	80,956	75,242	5,714	7.6%	9,239	1,153	2,142	1,894	92,337	78,289	14,048	17.9%

OPERATING EXPENSES
Property operating expenses	25,385	24,588	797	3.2%	3,435	447	3,260	3,434	32,080	28,469	3,611	12.7%
NET OPERATING INCOME	$55,571	$50,654	$4,917	9.7%	$5,804	$706	$(1,118)	$(1,540)	$60,257	$49,820	$10,437	20.9%

Property count	346	346			41	10			387	356
Total square footage	23,168	23,168			2,947	682			26,115	23,850
Period End Occupancy (1)	92.4%	90.1%			88.3%	84.2%			92.0%	89.9%
Period Average Occupancy (2)	91.3%	88.2%
Realized annual rent per occupied square foot (3)	$13.76	$13.25

Depreciation and amortization									30,487	28,393	2,094	7.4%
General and administrative									7,059	7,515	(456)	-6.1%
Subtotal									37,546	35,908	1,638	4.6%
OPERATING INCOME									22,711	13,912	8,799	63.2%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(12,027)	(10,588)	(1,439)	-13.6%
Loan procurement amortization expense									(543)	(497)	(46)	-9.3%
Acquisition related costs									(721)	(1,648)	927	56.3%
Equity in losses of real estate venture									(1,729)	-	(1,729)	-100.0%
Gain from sale of real estate									475	-	475	100.0%
Other									(173)	(187)	14	7.5%
Total other expense									(14,718)	(12,920)	(1,798)	-13.9%

INCOME FROM CONTINUING OPERATIONS									7,993	992	7,001	705.7%

DISCONTINUED OPERATIONS
Income from discontinued operations									-	1,576	(1,576)	-100.0%
Gain on disposition of discontinued operations									-	-	-	0.0%
Total discontinued operations									-	1,576	(1,576)	-100.0%
NET INCOME									7,993	2,568	5,425	211.3%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(95)	(18)	77	-427.8%
Noncontrolling interests in subsidiaries									(12)	-	12	-100.0%

NET INCOME ATTRIBUTABLE TO THE COMPANY									7,886	2,550	5,336	-209.3%

(1)              Represents occupancy at June 30 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $68.7 million during the three months ended June 30, 2013 to $81.1 million during the three months ended June 30, 2014, an increase of $12.4 million, or 17.9%.  This increase is primarily attributable to $7.3 million of additional income from the facilities acquired in 2013 and 2014 and increases in average occupancy on the same-store portfolio which contributed $5.0 million to the increase in rental income during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Other property related income increased from $8.3 million during the three months ended June 30, 2013 to $9.8 million during the three months ended June 30, 2014, an increase of $1.5 million, or 17.6%.  This increase is primarily attributable to increased tenant insurance commissions on the same-store and non-same-store portfolios of $0.8 million and $0.3 million, respectively, during the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.

Operating Expenses

Property operating expenses increased from $28.5 million during the three months ended June 30, 2013 to $32.1 million during the three months ended June 30, 2014, an increase of $3.6 million, or 12.7%.  This increase is attributable to $3.0 million of increased expenses associated with newly acquired facilities and $0.5 million of increased expenses attributable to utilities and real estate taxes associated with the same-store portfolio.

General and administrative

General and administrative expenses decreased from $7.5 million for the three months ended June 30, 2013 to $7.1 million for the three months ended June 30, 2014, a decrease of $0.4 million, or 6.1%.  The decrease is primarily attributable to lower share based compensation expense of $0.5 million.

Other Income (Expenses)

Interest expense increased from $10.6 million during the three months ended June 30, 2013 to $12.0 million during the three months ended June 30, 2014, an increase of $1.4 million, or 13.6%.  The increase is attributable to a higher amount of outstanding debt in the 2014 period.  To fund a portion of the Company’s growth, the average debt balance during the three months ended June 30, 2014 increased approximately $180 million from the same period in 2013, from $1,025 million to $1,205 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.17% for the three months ended June 30, 2013 to 3.99% for the three months ended June 30, 2014.

Acquisition-related costs decreased from $1.6 million during the three months ended June 30, 2013 to $0.7 million during the three months ended June 30, 2014.  Acquisition-related costs are non-recurring and fluctuate based on quarterly investment activity.  The decrease was the result of the lower transfer taxes paid on acquisitions in the 2014 period compared to the 2013 period due to the location of the facilities acquired.

Equity in losses of real estate venture was $1.7 million for the three months ended June 30, 2014 with no comparable amount during the 2013 period.  This expense is related to the Company’s share of the losses attributable to HHF, a partnership in which the Company acquired a 50% ownership interest during the fourth quarter of 2013.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES
Rental income	$142,473	$133,371	$9,102	6.8%	$14,312	$1,620	$-	$-	$156,785	$134,991	$21,794	16.1%
Other property related income	15,856	14,202	1,654	11.6%	2,581	139	1,509	1,251	19,946	15,592	4,354	27.9%
Property management fee income	-	-	-	-	-	-	2,873	2,362	2,873	2,362	511	21.6%
Total revenues	158,329	147,573	10,756	7.3%	16,893	1,759	4,382	3,613	179,604	152,945	26,659	17.4%

OPERATING EXPENSES
Property operating expenses	51,384	49,785	1,599	3.2%	6,065	643	6,921	7,201	64,370	57,629	6,741	11.7%
NET OPERATING INCOME	$106,945	$97,788	$9,157	9.4%	$10,828	$1,116	$(2,539)	$(3,588)	$115,234	$95,316	$19,918	20.9%

Property count	346	346			41	10			387	356
Total square footage	23,168	23,168			2,947	682			26,115	23,850
Period End Occupancy (1)	92.4%	90.1%			88.3%	84.2%			92.0%	89.9%
Period Average Occupancy (2)	90.2%	86.6%
Realized annual rent per occupied square foot (3)	$13.64	$13.29

Depreciation and amortization									58,602	57,376	1,226	2.1%
General and administrative									13,628	15,128	(1,500)	-9.9%
Subtotal									72,230	72,504	(274)	-0.4%
OPERATING INCOME									43,004	22,812	20,192	88.5%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(23,898)	(20,860)	(3,038)	-14.6%
Loan procurement amortization expense									(1,084)	(973)	(111)	-11.4%
Acquisition related costs									(2,400)	(1,763)	(637)	-36.1%
Equity in losses of real estate venture									(3,098)	-	(3,098)	-100.0%
Gain from sale of real estate									475		475	100.0%
Other									(766)	(260)	(506)	-194.6%
Total other expense									(30,771)	(23,856)	(6,915)	-29.0%

INCOME (LOSS) FROM CONTINUING OPERATIONS									12,233	(1,044)	13,277	1271.7%

DISCONTINUED OPERATIONS
Income from discontinued operations									336	2,956	(2,620)	-88.6%
Gain on disposition of discontinued operations									-	228	(228)	-100.0%
Total discontinued operations									336	3,184	(2,848)	-89.4%
NET INCOME									12,569	2,140	10,429	-487.3%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(144)	17	(161)	-947.1%
Noncontrolling interests in subsidiaries									(9)	1	(10)	-1000.0%

NET INCOME ATTRIBUTABLE TO THE COMPANY									12,416	2,158	10,258	475.3%

(1)              Represents occupancy at June 30 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $135.0 million during the six months ended June 30, 2013 to $156.8 million during the six months ended June 30, 2014, an increase of $21.8 million, or 16.1%.  This increase is primarily attributable to $12.7 million of additional income from the facilities acquired in 2013 and 2014 and increases in average occupancy on the same-store portfolio which contributed $9.1 million to the increase in rental income during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Other property related income increased from $15.6 million during the six months ended June 30, 2013 to $19.9 million during the six months ended June 30, 2014, an increase of $4.3 million, or 27.9%.  This increase is primarily attributable to increased tenant insurance commissions of $1.7 million on the same-store portfolio and $1.7 million on the non-same-store portfolio during the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Operating Expenses

Property operating expenses increased from $57.6 million during the six months ended June 30, 2013 to $64.4 million during the six months ended June 30, 2014, an increase of $6.8 million, or 11.7%.  This increase is primarily attributable to $5.4 million of increased expenses associated with newly acquired facilities as well as increased expenses on the same store portfolio.  The increases in same store expenses were associated with snow removal and utilities, due to a relatively colder winter in 2014 than in the prior year, as well as increases in real estate taxes.

General and administrative

General and administrative expenses decreased from $15.1 million for the six months ended June 30, 2013 to $13.6 million for the six months ended June 30, 2014, a decrease of $1.5 million, or 9.9%.  The decrease is primarily attributable to lower share based compensation expense and payroll expenses of $1.3 million.

Other Income (Expenses)

Interest expense increased from $20.9 million during the six months ended June 30, 2013 to $23.9 million during the six months ended June 30, 2014, an increase of $3.0 million, or 14.6%.  The increase is attributable to a higher amount of outstanding debt in the 2014 period.  To fund a portion of the Company’s growth, the average debt balance during the six months ended June 30, 2014 increased approximately $170 million from the same period in 2013, from $1,027 million to $1,197 million.  This increase was offset by a decrease in the weighted average effective interest rate of our outstanding debt from 4.10% for the six months ended June 30, 2013 to 3.99% for the six months ended June 30, 2014.

Acquisition-related costs increased from $1.8 million during the six months ended June 30, 2013 to $2.4 million during the six months ended June 30, 2014.  Acquisition-related costs are non-recurring and fluctuate based on quarterly investment activity.  The increase was the result of the acquisition of 19 facilities in the 2014 period compared to only 10 facilities during the 2013 period.

Equity in losses of real estate venture was $3.1 million for the six months ended June 30, 2014 with no comparable amount during the 2013 period.  This expense is related to the Company’s share of the losses attributable to HHF, a partnership in which the Company acquired a 50% ownership interest during the fourth quarter of 2013.

Cash Flows

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2014 and 2013 is as follows (in thousands):

	Six Months Ended June 30,
	2014	2013	Change

Net cash flow provided by (used in):
Operating activities	$71,579	$65,311	$6,268
Investing activities	$(166,918)	$(104,046)	$(62,872)
Financing activities	$102,952	$38,261	$64,691

Cash flows provided by operating activities for the six months ended June 30, 2014 and 2013 were $71.6 million and $65.3 million, respectively, reflecting an increase of $6.3 million.  Our principal source of cash flow is from the operation of our facilities. During the six months ended June 30, 2014, our increased cash flow from operating activities was primarily attributable to our 2013 acquisitions and increased net operating income levels on the same-store portfolio in the 2014 period as compared to the 2013 period.

Cash flows used in investing activities increased from $104.0 million for the six months ended June 30, 2013 to $166.9 million for the six months ended June 30, 2014, an increase of $62.9 million.  The change was driven by more acquisition activity in 2014 as we acquired 10 facilities in the 2013 period for an aggregate purchase price of $94.4 million compared to 19 facilities in the 2014 period for an aggregate purchase price of $230.7 million, inclusive of $27.5 million of assumed debt.  This increase in cash flows used to acquire storage facilities was offset by $53.9 million in cash distributed from our unconsolidated joint venture, $50.6 million of which was the result of obtaining venture-level financing.

For the six months ended June 30, 2014 and 2013, cash flows provided by financing activities were $103.0 million and $38.3 million, respectively, an increase of $64.7 million.  This change was driven by net proceeds of $126.1 million received from the issuance of common shares under our “at-the-market” equity program during the six months ended June 30, 2014 compared to net proceeds of $20.4 million during the six months ended June 30, 2013.  This increase in cash flows provided by the “at-the-market” equity program was offset by a $46.7 million net decrease in revolving credit facility borrowings during the six months ended June 30, 2014, compared to the same period in 2013 as proceeds from our “at-the-market” equity program and cash distributed from our unconsolidated joint venture were used to pay-down a portion of the revolving credit facility borrowings and fund acquisitions.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  In the 2014 fiscal year, we expect remaining capital expenditures to be approximately $5.0 million to $9.0 million and remaining costs associated with the development of new facilities to be approximately $23.0 million to $27.0 million.  Our currently scheduled principal payments on debt, including debt maturities and borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $5.2 million for the remainder of 2014.

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

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity.  However, we cannot provide any assurance that this will be the case.  Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders.  In addition, dislocation in the United States debt markets may significantly reduce the availability and increase the cost of long-term debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing.  There can be no assurance that such capital will be readily available in the future.  Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

As of June 30, 2014, we had approximately $10.8 million in available cash and cash equivalents.  In addition, we had approximately $243.1 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”) which bear interest at a rate of 4.375%.  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”) which bear interest at a rate of 4.80%.  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2014, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $56.9 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $243.1 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, we maintained interest rate swaps as of June 30, 2014 that fixed 30-day LIBOR (see note 10).  As of June 30, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.16%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at June 30, 2014 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2014, we were in compliance with all of our financial covenants and we anticipate remaining in compliance with all of our financial covenants.

At The Market Equity Program

Pursuant to our previous sales agreement with Cantor Fitzgerald & Co. (the “Previous Sales Agent”), dated April 3, 2009, as amended on January 26, 2011 and September 16, 2011 (as amended, the “Previous Sales Agreement”), we had a program to enable us to sell up to 20 million common shares in “at the market” offerings.  On May 7, 2013, we terminated the Previous Sales Agreement with the Previous Sales Agent and entered into separate Equity Distribution Agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”) which enabled us to sell up to 12 million common shares in “at the market” offerings.  On May 5, 2014, the Company amended each of the Equity Distribution Agreements to increase the number of common shares the Company may sell through the Sales Agents to up to 20 million.

During the six months ended June 30, 2014, we sold a total of 7.2 million common shares under the Equity Distribution Agreements at an average sales price of $17.79 per share, resulting in gross proceeds of $128.2 million under the program.  We incurred $2.1 million of offering costs in conjunction with the 2014 sales.  We used proceeds from the sales conducted during the six months ended June 30, 2014 to fund acquisitions of storage facilities and for general corporate purposes.  As of June 30, 2014, 7.2 million common shares remained available for issuance under the Equity Distribution Agreements.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate venture, amounts attributable to noncontrolling interests, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income: income from discontinued operations, gains from disposition of discontinued operations, other income, gains from remeasurement of investments in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

Management uses FFO as a key performance indicator in evaluating the operations of our facilities. Given the nature of our business as a real estate owner and operator, we consider FFO a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States.  We believe that FFO is useful to management and investors as a starting point in measuring our operational performance because FFO excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of real estate, gains from remeasurement of investments in real estate ventures, impairments of depreciable assets, and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

The following table presents a reconciliation of net income (loss) to FFO and FFO, as adjusted, for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Net income (loss) attributable to the Company’s common shareholders	$6,384	$1,048	$9,412	$(846)

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	30,067	28,012	57,777	56,682
Real property - discontinued operations	-	848	-	1,697
Company’s share of unconsolidated real estate ventures	3,253	-	6,493	-
Gains from sales of real estate	(475)	-	(475)	(228)
Noncontrolling interests in the Operating Partnership	95	18	144	(17)

FFO	$39,324	$29,926	$73,351	$57,288

Add:
Acquisition related costs	721	1,648	2,400	1,763

FFO, as adjusted	$40,045	$31,574	$75,751	$59,051

Weighted-average diluted shares and units outstanding	149,260	138,610	146,956	138,220

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

As of June 30, 2014, our consolidated debt consisted of $1,124.2 million of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  As of June 30, 2014 there was also $56.9 million of outstanding credit facility borrowings subject to floating rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.6 million a year.  If market rates of interest on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.6 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $58.3 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $63.6 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2014:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1- April 30	-	$-	N/A	3,000,000
May 1- May 31	106	18.00	N/A	3,000,000
June 1- June 30	112,683	18.50	N/A	3,000,000

Total	112,789	$18.4995	N/A	3,000,000

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

10.1*

Form of Amendment No. 1 to Equity Distribution Agreement, dated May 5, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on May 5, 2014.

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

*	Incorporated herein by reference as above indicated.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: August 8, 2014	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: August 8, 2014	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2014	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.