Form 10-Q
period 2014-09-30
CubeSmart; CubeSmart, L.P.
filed 2014-11-05
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________to __________________.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 31, 2014
Common shares, $0.01 par value per share, of CubeSmart	162,868,057

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2014 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2014, owned a 98.5% interest in the Operating Partnership. The remaining 1.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

Given these uncertainties and the other risks identified elsewhere in this Report, we caution readers not to place undue reliance on forward-looking statements.  We undertake no obligation to publicly update or revise these forward-looking statements, whether as a result of new information, future events or otherwise except as may be required by securities laws.  Because of the factors referred to above, the future events discussed in or incorporated by reference in this Report may not occur and actual results, performance or achievement could differ materially from that anticipated or implied in the forward-looking statements.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Storage facilities	$2,823,186	$2,553,706
Less: Accumulated depreciation	(466,516)	(398,536)
Storage facilities, net (including VIE assets of $40,726 and $34,559, respectively)	2,356,670	2,155,170
Cash and cash equivalents	31,264	3,176
Restricted cash	4,254	4,025
Loan procurement costs, net of amortization	11,194	12,687
Investment in real estate venture, at equity	98,321	156,310
Other assets, net	43,263	27,256
Total assets	$2,544,966	$2,358,624

LIABILITIES AND EQUITY
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	-	38,600
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	215,849	200,218
Accounts payable, accrued expenses and other liabilities	63,139	57,599
Distributions payable	21,799	19,955
Deferred revenue	14,491	12,394
Security deposits	394	376
Total liabilities	1,215,672	1,229,142

Noncontrolling interests in the Operating Partnership	40,590	36,275

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 153,233,858 and 139,328,366 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1,532	1,393
Additional paid in capital	1,781,518	1,542,703
Accumulated other comprehensive loss	(8,558)	(11,014)
Accumulated deficit	(487,357)	(440,837)
Total CubeSmart shareholders’ equity	1,287,166	1,092,276
Noncontrolling interests in subsidiaries	1,538	931
Total equity	1,288,704	1,093,207
Total liabilities and equity	$2,544,966	$2,358,624

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Rental income	$85,392	$72,744	$242,177	$207,735
Other property related income	10,142	8,558	30,088	24,150
Property management fee income	1,558	1,185	4,431	3,547
Total revenues	97,092	82,487	276,696	235,432
OPERATING EXPENSES
Property operating expenses	33,622	30,011	97,992	87,640
Depreciation and amortization	31,622	28,448	90,224	85,824
General and administrative	7,464	7,326	21,092	22,454
Acquisition related costs	1,258	470	3,658	2,233
Total operating expenses	73,966	66,255	212,966	198,151
OPERATING INCOME	23,126	16,232	63,730	37,281
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(11,772)	(9,968)	(35,670)	(30,828)
Loan procurement amortization expense	(566)	(536)	(1,650)	(1,509)
Equity in losses of real estate venture	(1,860)	-	(4,958)	-
Gain from sale of real estate	-	-	475	-
Other	(337)	(22)	(1,103)	(282)
Total other expense	(14,535)	(10,526)	(42,906)	(32,619)

INCOME FROM CONTINUING OPERATIONS	8,591	5,706	20,824	4,662

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,585	336	4,541
Gain from disposition of discontinued operations	-	9,310	-	9,538
Total discontinued operations	-	10,895	336	14,079
NET INCOME	8,591	16,601	21,160	18,741
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(106)	(257)	(250)	(240)
Noncontrolling interests in subsidiaries	(5)	(2)	(14)	(1)
NET INCOME ATTRIBUTABLE TO THE COMPANY	8,480	16,342	20,896	18,500
Distribution to preferred shareholders	(1,502)	(1,502)	(4,506)	(4,506)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$6,978	$14,840	$16,390	$13,994

Basic earnings per share from continuing operations attributable to common shareholders	$0.05	$0.03	$0.11	$-
Basic earnings per share from discontinued operations attributable to common shareholders	$-	$0.08	$-	$0.10
Basic earnings per share attributable to common shareholders	$0.05	$0.11	$0.11	$0.10

Diluted earnings per share from continuing operations attributable to common shareholders	$0.05	$0.03	$0.11	$-
Diluted earnings per share from discontinued operations attributable to common shareholders	$-	$0.08	$-	$0.10
Diluted earnings per share attributable to common shareholders	$0.05	$0.11	$0.11	$0.10

Weighted-average basic shares outstanding	149,758	135,365	144,919	134,007
Weighted-average diluted shares outstanding	152,006	138,106	147,082	136,643

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income from continuing operations	$6,978	$4,130	$16,059	$154
Total discontinued operations	-	10,710	331	13,840
Net income	$6,978	$14,840	$16,390	$13,994

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$8,591	$16,601	$21,160	$18,741
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on interest rate swap	982	(2,700)	(2,249)	2,586
Reclassification of realized losses on interest rate swaps	1,616	1,582	4,793	4,667
Unrealized (loss) gain on foreign currency translation	(483)	297	(55)	66
OTHER COMPREHENSIVE INCOME (LOSS)	2,115	(821)	2,489	7,319
COMPREHENSIVE INCOME	10,706	15,780	23,649	26,060
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(138)	(243)	(285)	(366)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	4	(27)	(12)	(24)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$10,572	$15,510	$23,352	$25,670

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries									$595	595
Issuance of common shares	13,181	132			235,829			235,961		235,961
Issuance of restricted shares	424	4						4		4
Conversion from units to shares	18	-			308			308		308	(308)
Exercise of stock options	283	3			2,263			2,266		2,266
Amortization of restricted shares					(229)			(229)		(229)
Share compensation expense					644			644		644
Adjustment for noncontrolling interests in the Operating Partnership							(5,218)	(5,218)		(5,218)	5,218
Net income							20,896	20,896	14	20,910	250
Other comprehensive gain (loss):
Unrealized gains on interest rate swaps						2,506		2,506		2,506	38
Unrealized loss on foreign currency translation						(50)		(50)	(2)	(52)	(3)
Preferred share distributions							(4,506)	(4,506)		(4,506)
Common share distributions							(57,692)	(57,692)		(57,692)	(880)
Balance at September 30, 2014	153,234	$1,532	3,100	$31	$1,781,518	$(8,558)	$(487,357)	$1,287,166	$1,538	$1,288,704	$40,590

											Noncontrolling
	Common Shares		Preferred Shares		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Issuance of common shares	3,099	31			52,467			52,498		52,498
Issuance of restricted shares	222	2						2		2
Conversion from units to shares	1,013	10			14,591			14,601		14,601	(14,601)
Exercise of stock options	357	4			2,483			2,487		2,487
Amortization of restricted shares					3,397			3,397		3,397
Share compensation expense					654			654		654
Adjustment for noncontrolling interests in the Operating Partnership							(7,686)	(7,686)		(7,686)	7,686
Net income							18,500	18,500	1	18,501	240
Other comprehensive gain:
Unrealized gains on interest rate swaps						7,128		7,128		7,128	125
Unrealized gain on foreign currency translation						42		42	23	65	1
Preferred share distributions							(4,506)	(4,506)		(4,506)
Common share distributions							(44,602)	(44,602)		(44,602)	(753)
Balance at September 30, 2013	136,486	$1,365	3,100	$31	$1,492,055	$(12,626)	$(448,519)	$1,032,306	$142	$1,032,448	$40,688

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating Activities
Net income	$21,160	$18,741
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	91,874	89,813
Gain from sale of real estate	(475)	(9,538)
Equity compensation expense	415	4,051
Accretion of fair market value adjustment of debt	(1,247)	(752)
Equity in losses of real estate venture	4,958	-
Changes in other operating accounts:
Other assets	(936)	(1,760)
Restricted cash	(293)	518
Accounts payable and accrued expenses	2,531	1,551
Other liabilities	945	1,267
Net cash provided by operating activities	$118,932	$103,891

Investing Activities
Acquisitions of storage facilities	$(255,865)	$(133,043)
Additions and improvements to storage facilities	(12,870)	(13,697)
Development costs	(17,027)	(25,649)
Cash contributed to real estate venture	(2,350)	-
Cash distributed from real estate venture	55,381	-
Proceeds from sale of real estate, net	13,475	35,600
Proceeds from notes receivable	-	5,192
Change in restricted cash	283	1,324
Net cash used in investing activities	$(218,973)	$(130,273)

Financing Activities
Proceeds from:
Revolving credit facility	$578,000	$350,600
Principal payments on:
Revolving credit facility	(616,600)	(307,300)
Mortgage loans and notes payable	(10,589)	(21,852)
Loan procurement costs	(274)	(2,141)
Proceeds from issuance of common shares	235,965	52,500
Exercise of stock options	2,266	2,487
Contributions from noncontrolling interests in subsidiaries	595	-
Distributions paid to common shareholders	(55,844)	(44,093)
Distributions paid to preferred shareholders	(4,506)	(4,506)
Distributions paid to noncontrolling interests in Operating Partnership	(884)	(868)
Net cash provided by financing activities	$128,129	$24,827

Change in cash and cash equivalents	28,088	(1,555)

Cash and cash equivalents at beginning of period	3,176	4,495
Cash and cash equivalents at end of period	$31,264	$2,940

Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$38,240	$36,150
Supplemental disclosure of noncash activities:
Accretion of liability	$5,357	$-
Derivative valuation adjustment	$2,544	$7,253
Foreign currency translation adjustment	$(55)	$66
Mortgage loan assumption - acquisition of storage facilities	$27,467	$-

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30,	December 31,
	2014	2013

ASSETS
Storage facilities	$2,823,186	$2,553,706
Less: Accumulated depreciation	(466,516)	(398,536)
Storage facilities, net (including VIE asssets of $40,726 and $34,559, respectively)	2,356,670	2,155,170
Cash and cash equivalents	31,264	3,176
Restricted cash	4,254	4,025
Loan procurement costs, net of amortization	11,194	12,687
Investment in real estate venture, at equity	98,321	156,310
Other assets, net	43,263	27,256
Total assets	$2,544,966	$2,358,624

LIABILITIES AND CAPITAL
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	-	38,600
Unsecured term loan	400,000	400,000
Mortgage loans and notes payable	215,849	200,218
Accounts payable, accrued expenses and other liabilities	63,139	57,599
Distributions payable	21,799	19,955
Deferred revenue	14,491	12,394
Security deposits	394	376
Total liabilities	1,215,672	1,229,142

Operating Partnership interests of third parties	40,590	36,275

Commitments and contingencies

Capital
Operating Partner	1,295,724	1,103,290
Accumulated other comprehensive loss	(8,558)	(11,014)
Total CubeSmart, L.P. capital	1,287,166	1,092,276
Noncontrolling interests in subsidiaries	1,538	931
Total capital	1,288,704	1,093,207
Total liabilities and capital	$2,544,966	$2,358,624

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

REVENUES
Rental income	$85,392	$72,744	$242,177	$207,735
Other property related income	10,142	8,558	30,088	24,150
Property management fee income	1,558	1,185	4,431	3,547
Total revenues	97,092	82,487	276,696	235,432
OPERATING EXPENSES
Property operating expenses	33,622	30,011	97,992	87,640
Depreciation and amortization	31,622	28,448	90,224	85,824
General and administrative	7,464	7,326	21,092	22,454
Acquisition related costs	1,258	470	3,658	2,233
Total operating expenses	73,966	66,255	212,966	198,151
OPERATING INCOME	23,126	16,232	63,730	37,281
OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans	(11,772)	(9,968)	(35,670)	(30,828)
Loan procurement amortization expense	(566)	(536)	(1,650)	(1,509)
Equity in losses of real estate venture	(1,860)	-	(4,958)	-
Gain from sale of real estate	-	-	475	-
Other	(337)	(22)	(1,103)	(282)
Total other expense	(14,535)	(10,526)	(42,906)	(32,619)

INCOME FROM CONTINUING OPERATIONS	8,591	5,706	20,824	4,662

DISCONTINUED OPERATIONS
Income from discontinued operations	-	1,585	336	4,541
Gain from disposition of discontinued operations	-	9,310	-	9,538
Total discontinued operations	-	10,895	336	14,079
NET INCOME	8,591	16,601	21,160	18,741
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in subsidiaries	(5)	(2)	(14)	(1)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	8,586	16,599	21,146	18,740
Operating Partnership interests of third parties	(106)	(257)	(250)	(240)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	8,480	16,342	20,896	18,500
Distribution to preferred unitholders	(1,502)	(1,502)	(4,506)	(4,506)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$6,978	$14,840	$16,390	$13,994

Basic earnings per share from continuing operations attributable to common unitholders	$0.05	$0.03	$0.11	$-
Basic earnings per share from discontinued operations attributable to common unitholders	$-	$0.08	$-	$0.10
Basic earnings per share attributable to common unitholders	$0.05	$0.11	$0.11	$0.10

Diluted earnings per share from continuing operations attributable to common unitholders	$0.05	$0.03	$0.11	$-
Diluted earnings per share from discontinued operations attributable to common unitholders	$-	$0.08	$-	$0.10
Diluted earnings per share attributable to common unitholders	$0.05	$0.11	$0.11	$0.10

Weighted-average basic units outstanding	149,758	135,365	144,919	134,007
Weighted-average diluted units outstanding	152,006	138,106	147,082	136,643

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS
Income from continuing operations	$6,978	$4,130	$16,059	$154
Total discontinued operations	-	10,710	331	13,840
Net income	$6,978	$14,840	$16,390	$13,994

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

NET INCOME	$8,591	$16,601	$21,160	$18,741
OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gains (losses) on interest rate swap	982	(2,700)	(2,249)	2,586
Reclassification of realized losses on interest rate swaps	1,616	1,582	4,793	4,667
Unrealized (loss) gain on foreign currency translation	(483)	297	(55)	66
OTHER COMPREHENSIVE INCOME (LOSS)	2,115	(821)	2,489	7,319
COMPREHENSIVE INCOME	10,706	15,780	23,649	26,060
Comprehensive income attributable to Operating Partnership interests of third parties	(138)	(243)	(285)	(366)
Comprehensive loss (income) attributable to noncontrolling interests in subsidiaries	4	(27)	(12)	(24)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$10,572	$15,510	$23,352	$25,670

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

								Operating
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interests in	Total	Partnership Interests
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries						$595	595
Issuance of common OP units	13,181		235,961		235,961		235,961
Issuance of restricted OP units	424		4		4		4
Conversion from units to shares	18		308		308		308	(308)
Exercise of OP unit options	283		2,266		2,266		2,266
Amortization of restricted OP units			(229)		(229)		(229)
OP unit compensation expense			644		644		644
Adjustment for Operating Partnership interests of third parties			(5,218)		(5,218)		(5,218)	5,218
Net income			20,896		20,896	14	20,910	250
Other comprehensive gain (loss):
Unrealized gains on interest rate swaps				2,506	2,506		2,506	38
Unrealized loss on foreign currency translation				(50)	(50)	(2)	(52)	(3)
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(57,692)		(57,692)		(57,692)	(880)
Balance at September 30, 2014	153,234	3,100	$1,295,724	$(8,558)	$1,287,166	$1,538	$1,288,704	$40,590

								Operating
	Number of OP Units Outstanding		Operating	Accumulated Other Comprehensive	CubeSmart L.P.	Noncontrolling Interests in	Total	Partnership Interests
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Issuance of common OP units	3,099		52,498		52,498		52,498
Issuance of restricted OP units	222		2		2		2
Conversion from units to shares	1,013		14,601		14,601		14,601	(14,601)
Exercise of OP unit options	357		2,487		2,487		2,487
Amortization of restricted OP units			3,397		3,397		3,397
OP unit compensation expense			654		654		654
Adjustment for Operating Partnership interests of third parties			(7,686)		(7,686)		(7,686)	7,686
Net income			18,500		18,500	1	18,501	240
Other comprehensive gain:
Unrealized gains on interest rate swaps				7,128	7,128		7,128	125
Unrealized gain on foreign currency translation				42	42	23	65	1
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(44,602)		(44,602)		(44,602)	(753)
Balance at September 30, 2013	136,486	3,100	$1,044,932	$(12,626)	$1,032,306	$142	$1,032,448	$40,688

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2014	2013

Operating Activities

Net income	$21,160	$18,741

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation and amortization	91,874	89,813

Gain from sale of real estate	(475)	(9,538)

Equity compensation expense	415	4,051

Accretion of fair market value adjustment of debt	(1,247)	(752)

Equity in losses of real estate venture	4,958	-

Changes in other operating accounts:

Other assets	(936)	(1,760)

Restricted cash	(293)	518

Accounts payable and accrued expenses	2,531	1,551

Other liabilities	945	1,267

Net cash provided by operating activities	$118,932	$103,891

Investing Activities

Acquisitions of storage facilities	$(255,865)	$(133,043)

Additions and improvements to storage facilities	(12,870)	(13,697)

Development costs	(17,027)	(25,649)

Cash contributed to real estate venture	(2,350)	-

Cash distributed from real estate venture	55,381	-

Proceeds from sale of real estate, net	13,475	35,600

Proceeds from notes receivable	-	5,192

Change in restricted cash	283	1,324

Net cash used in by investing activities	$(218,973)	$(130,273)

Financing Activities

Proceeds from:

Revolving credit facility	$578,000	$350,600

Principal payments on:

Revolving credit facility	(616,600)	(307,300)

Mortgage loans and notes payable	(10,589)	(21,852)

Loan procurement costs	(274)	(2,141)

Proceeds from issuance of common OP units	235,965	52,500

Exercise of OP unit options	2,266	2,487

Contributions from noncontrolling interests in subsidiaries	595	-

Distributions paid to common unitholders	(56,728)	(44,961)

Distributions paid to preferred unitholders	(4,506)	(4,506)

Net cash provided by financing activities	$128,129	$24,827

Change in cash and cash equivalents	28,088	(1,555)

Cash and cash equivalents at beginning of period	3,176	4,495

Cash and cash equivalents at end of period	$31,264	$2,940

Supplemental Cash Flow and Noncash Information

Cash paid for interest, net of interest capitalized	$38,240	$36,150

Supplemental disclosure of noncash activities:

Accretion of liability	$5,357	$-

Derivative valuation adjustment	$2,544	$7,253

Foreign currency translation adjustment	$(55)	$66

Mortgage loan assumption - acquisition of storage facilities	$27,467	$-

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   As of September 30, 2014, the Company owned self-storage facilities located in 21 states throughout the United States and the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of September 30, 2014, the Parent Company owned approximately 98.5% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”).  Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2013, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

For the three and nine months ended September 30, 2013, certain amounts have been reclassified to conform to current period presentation.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.

This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted.  The Company elected to adopt this guidance in 2014 and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company disposed of one asset during the nine months ended September 30, 2014, however the disposal did not meet the criteria for discontinued operations under the new guidance.

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

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2014	2013
	(in thousands)
Land	$503,529	$465,680
Buildings and improvements	2,095,930	1,888,823
Equipment	185,090	158,000
Construction in progress	38,637	41,203
Storage facilities	2,823,186	2,553,706
Less: Accumulated depreciation	(466,516)	(398,536)
Storage facilities, net	$2,356,670	$2,155,170

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2013 through September 30, 2014:

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2014 Acquisitions:

Manchester Asset	Manchester, CT	January 2014	1	$4,950
Coconut Creek Asset	Coconut Creek, FL	January 2014	1	14,000
Palm Coast Assets	Palm Coast, FL	January 2014	2	14,450
Fremont Asset	Fremont, CA	January 2014	1	8,300
Temple Hills Asset	Temple Hills, MD	February 2014	1	15,800
Timonium Asset	Timonium, MD	February 2014	1	15,500
Phoenix Asset	Phoenix, AZ	March 2014	1	14,750
Philadelphia Asset	Philadelphia, PA	March 2014	1	7,350
Frisco Asset	Frisco, TX	March 2014	1	8,225
Austin Asset	Austin, TX	April 2014	1	6,450
New York Assets	Brooklyn, NY	April 2014	2	55,000
Lake Worth Asset	Lake Worth, FL	April 2014	1	11,406
Tewksbury Asset	Tewksbury, MA	April 2014	1	11,100
Schererville Asset	Schererville, IN	May 2014	1	8,400
Florida Assets	Multiple locations in FL	June 2014	3	35,000
Florida II Assets	Fort Myers, FL	July 2014	2	15,800
Boston Asset	Boston, MA	September 2014	1	23,100
			22	$269,581
2013 Acquisitions:

Gilbert Asset	Gilbert, AZ	March 2013	1	$6,900
Evanston Asset	Evanston, IL	May 2013	1	8,300
Delray Beach Asset	Delray Beach, FL	May 2013	1	7,150
Miramar Asset	Miramar, FL	June 2013	1	9,000
Stoneham Asset	Stoneham, MA	June 2013	1	10,600
Maryland/New Jersey Assets	Multiple locations in MD and NJ	June 2013	5	52,400
Staten Island Asset	Staten Island, NY	July 2013	1	13,000
Lewisville Asset	Lewisville, TX	August 2013	1	10,975
Chandler Asset	Chandler, AZ	September 2013	1	10,500
Tempe Asset	Tempe, AZ	September 2013	1	4,300
Clinton Asset	Clinton, MD	November 2013	1	15,375
Katy Asset	Katy, TX	November 2013	1	9,700
Richmond Asset	Richmond, TX	December 2013	1	10,497
Dallas Asset	Dallas, TX	December 2013	1	6,925
Elkridge Asset	Elkridge, MD	December 2013	1	8,200
Fort Lauderdale Asset	Fort Lauderdale, FL	December 2013	1	6,000
			20	$189,822

Facility/Portfolio	Location	Transaction Date	Number of Facilities	Purchase / Sales Price (in thousands)

2013 Dispositions:

Texas/Indiana Assets	Multiple locations in TX and IN	March 2013	5	$11,400
Tennessee Assets	Multiple locations in TN	August 2013	8	25,000
California/Tennessee/Texas Assets	Multiple locations in CA, TN and TX	October/November 2013	22	90,000
			35	$126,400

4.  INVESTMENT ACTIVITY

2014 Acquisitions

During the nine months ended September 30, 2014, the Company acquired 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $269.6 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $18.8 million at the time of such acquisitions and prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the nine months ended September 30, 2014 was approximately $8.0 million.  In connection with four of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $27.5 million, which included an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

As of September 30, 2014, the Company was under contract and had made deposits of $9.0 million associated with five facilities under construction for a total purchase price of $123.2 million.  These deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.  The purchase of these five properties is expected to occur by the fourth quarter of 2015 after the completion of construction and the issuance of a certificate of occupancy.  These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

On August 25, 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, each Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs.  As of September 30, 2014, the Company had made a deposit of $5.0 million with respect to the HSRE Acquisition, which deposit is reflected in Other assets, net on the Company’s consolidated balance sheets.  The HSRE Acquisition will close in two tranches.  The Company completed its due diligence on all of the facilities and closed on the first tranche of 22 facilities for an aggregate purchase price of $195.5 million on November 3, 2014.  The Company expects to close on the remaining four facilities no later than March 31, 2015.

Development

During 2012, the Company commenced construction of 5 Old Lancaster Road located in Malvern, PA, a suburb of Philadelphia.  The mixed-use facility is comprised of rentable storage space and office space for the Company’s corporate headquarters.  During the fourth quarter of 2013, the Company relocated its corporate headquarters to 5 Old Lancaster Road.  Construction was completed on the portion of the building comprised of rentable storage space and the facility opened for operation during the first quarter of 2014.  Total costs for this mixed-use project were $25.1 million at September 30, 2014.

During 2013, the Company entered into contracts for the construction of a self-storage facility located in Bronx, NY.  Construction of the facility was substantially completed and the facility opened for operation during the first quarter of 2014.

Total costs for this project were $17.2 million at September 30, 2014.  These costs are capitalized to building and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During 2013, the Company entered into contracts under newly-formed joint ventures for the construction of three self-storage facilities located in New York and one self-storage facility located in Virginia (see note 12).  Construction for all projects is expected to be completed during 2015.  At September 30, 2014, development costs for these projects totaled $30.3 million.  These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

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

2013 Acquisitions

During 2013, the Company acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $13.5 million at the time of such acquisitions and prior to any amortization of such amounts.   The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the nine months ended September 30, 2014 was approximately $7.4 million.  In connection with one of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $8.9 million, which included an outstanding principal balance totaling $8.5 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

The following table summarizes the Company’s revenue and earnings associated with the 2014 and 2013 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Total revenue	$5,832	$2,683	$11,032	$3,472
Net loss	(3,235)	(1,564)	(6,149)	(2,198)

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

On May 1, 2014, HHF obtained a $100 million loan secured by the 34 self-storage facilities located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

The amounts reflected in the following table are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the HHF venture as of September 30, 2014 and December 31, 2013, respectively (in thousands):

	September 30,	December 31,
	2014	2013

Assets
Net property	$294,329	$302,557
Other assets	7,134	11,688
Total assets	$301,463	$314,245

Liabilities and equity
Other liabilities	$4,821	$1,625
Debt	100,000	-
Equity:
CubeSmart	98,321	156,310
Joint venture partner	98,321	156,310
Total liabilities and equity	$301,463	$314,245

The following is a summary of results of operations of the real estate venture for the three and nine months ended September 30, 2014 (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2014	2014

Revenue	$6,874	$19,894
Operating expenses	3,108	8,729
Interest expense	941	1,552
Depreciation and amortization	6,544	19,529
Net loss	(3,719)	(9,916)
Company’s share of net loss	(1,860)	(4,958)

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

The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2014, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

On June 18, 2013, the Company amended both the Term Loan Facility and Credit Facility.  With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment.  On August 5, 2014, the Company further amended the Term Loan Facility (collectively with the amendment on June 18, 2013, the “Amendments”) to extend the maturity and decrease the pricing of Term Loan B.

Pricing on the Term Loan Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR, with no LIBOR floor.

		Term Loan Facility Prior to Amendments			Term Loan Facility As Amended
			LIBOR Spread			LIBOR Spread (1)
	Amount	Maturity Date	Baa3/BBB-	Baa2/BBB	Maturity Date	Baa3/BBB-	Baa2/BBB
Term Loan A	$100 million	June 2016	1.85%	1.65%	June 2018	1.50%	1.30%
Term Loan B	$100 million	June 2018	2.00%	1.80%	January 2020	1.40%	1.15%

(1)         On September 25, 2014, the Company’s unsecured debt credit rating was upgraded to Baa2 from Baa3 by Moody’s Investors Service with a stable outlook.  As a result, the LIBOR spreads were reduced, effective October 1, 2014.

With respect to the Credit Facility, among other things, the Amendments extended the maturities of the Revolver and Term Loan D and decreased the pricing of the Revolver, Term Loan C and Term Loan D.  Pricing on the Credit Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.30% over LIBOR, inclusive of a facility fee of 0.20%, with no LIBOR floor, while amounts drawn under Term Loan C and Term Loan D are priced at 1.30% over LIBOR, with no LIBOR floor.

		Credit Facility Prior to Amendments			Credit Facility As Amended
			LIBOR Spread			LIBOR Spread (2)
	Amount	Maturity Date	Baa3/BBB-	Baa2/BBB	Maturity Date	Baa3/BBB-	Baa2/BBB
Revolver	$300 million	December 2015	1.80%	1.50%	June 2017	1.60%	1.30%
Term Loan C (1)	$100 million	December 2014	1.75%	1.45%	December 2014	1.50%	1.30%
Term Loan D	$200 million	March 2017	1.75%	1.45%	January 2019	1.50%	1.30%

(1)         On December 17, 2013, the Company repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

(2)         On September 25, 2014, the Company’s unsecured debt credit rating was upgraded to Baa2 from Baa3 by Moody’s Investors Service with a stable outlook.  As a result, the LIBOR spreads were reduced, effective October 1, 2014.

The Company incurred costs of $2.1 million in 2013 and $0.2 million in 2014 in connection with the Amendments and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities. In connection with the repayment of Term Loan C, the Company recognized $0.4 million related to the write-off of unamortized loan procurement costs associated with the term loan.

As of September 30, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $300 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of September 30, 2014 that fix 30-day LIBOR (see note 10).  As of September 30, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.21%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at September 30, 2014 and no further borrowings may be made under the term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2014, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2014	2013	Interest Rate	Date
	(dollars in thousands)

YSI 10	3,770	3,839	5.87%	Jan-15
YSI 15	1,692	1,733	6.41%	Jan-15
YSI 52	4,413	4,548	5.63%	Jan-15
YSI 58	8,440	8,676	2.97%	Jan-15
YSI 29	12,691	12,853	3.69%	Aug-15
YSI 13	8,458	8,500	3.00%	Oct-15
YSI 20	54,674	56,373	5.97%	Nov-15
YSI 63	7,493	-	2.82%	Dec-15
YSI 59	9,272	9,418	4.82%	Mar-16
YSI 60	3,625	3,670	5.04%	Aug-16
YSI 51	7,135	7,219	5.15%	Sep-16
YSI 64	7,952	-	3.54%	Oct-16
YSI 62	7,993	-	3.54%	Dec-16
YSI 35	-	4,274	6.90%	Jul-19
YSI 33	10,495	10,688	6.42%	Jul-19
YSI 26	8,823	8,945	4.56%	Nov-20
YSI 57	3,097	3,140	4.61%	Nov-20
YSI 55	23,865	24,145	4.85%	Jun-21
YSI 24	28,039	28,523	4.64%	Jun-21
Unamortized fair value adjustment	3,922	3,674

Total mortgage loans and notes payable	$215,849	$200,218

As of September 30, 2014 and December 31, 2013, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $387 million and $371 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at September 30, 2014 (in thousands):

2014	$1,411
2015	103,023
2016	36,837
2017	1,784
2018	1,886
2019 and thereafter	66,986
Total mortgage payments	211,927
Plus: Unamortized fair value adjustment	3,922
Total mortgage indebtedness	$215,849

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2014 (dollars in thousands):

	Unrealized losses on interest rate swaps		Unrealized loss on foreign currency translation	Total

Balance at December 31, 2013	$(10,222)		$(792)	$(11,014)
Other comprehensive (loss) gain before reclassifications	(2,214)		(50)	(2,264)
Amounts reclassified from accumulated other comprehensive loss	4,720	(a)	-	4,720
Net current-period other comprehensive gain (loss)	2,506		(50)	2,456

Balance at September 30, 2014	$(7,716)		$(842)	$(8,558)

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at September 30, 2014 and December 31, 2013, respectively (dollars in thousands):

						Fair Value
Hedge		Notional				September 30,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2014	2013

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(865)	$(1,265)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(865)	(1,265)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(432)	(632)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(800)	(1,132)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(533)	(752)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(533)	(754)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(268)	(380)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(1,557)	(1,820)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(1,576)	(1,842)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(790)	(921)
		$400,000				$(8,219)	$(10,763)

(a) Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of September 30, 2014 and December 31, 2013, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of $4.8 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the nine months ended September 30, 2014.

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

Financial assets and liabilities carried at fair value as of September 30, 2014 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$-	$8,219	$-

Total liabilities at fair value	$-	$8,219	$-

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2014 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of September 30, 2014, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2014 and December 31, 2013.   The aggregate carrying value of the Company’s debt was $1.1 billion at September 30, 2014 and December 31, 2013, while the estimated fair value of the Company’s debt was $1.1 billion at September 30, 2014 and December 31, 2013.  These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2014 and December 31, 2013.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy.

Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (“Jamaica Ave Member”).  The facility is expected to commence operations during 2015.  The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete.  The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Jamaica Ave.  At September 30, 2014, Jamaica Ave had total assets of $12.9 million and total liabilities of $6.0 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY.  The Company owns 90% of SNL and the facilities are expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SNL.  At September 30, 2014, SNL had total assets of $10.7 million and total liabilities of $1.1 million.  The Company has provided $0.6 million of a total $20.1 million loan commitment to SNL which is secured by a mortgage on the real estate assets of SNL.  The loan and related interest was eliminated during consolidation.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate, and develop a self-storage facility in Northern Virginia.  The Company owns a 90% interest in SRLLC and the facility is expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SRLLC.  During 2013, SRLLC acquired land for development for $13.1 million. In 2014, SRLLC completed the planned subdivision of the land into two parcels and sold one parcel for $6.5 million.  No gain or loss was recorded as a result of this transaction.  SRLLC retained the second parcel of land for the development of the storage facility.  At September 30, 2014, SRLLC had total assets of $11.7 million and total liabilities of $7.6 million.  The Company has provided $6.4 million of a total $14.6 million loan commitment to SRLLC, which loan is secured by a mortgage on the real estate assets of SRLLC.  The loan and related interest was eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB.  On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  On June 30, 2014, one of the assets was sold and the loan was repaid with proceeds from the sale.  The loan and any related interest was eliminated during consolidation.  At September 30, 2014, USIFB had total assets of $5.9 million and total liabilities of $0.3 million.

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

Approximately 1.5% and 1.6% of the outstanding OP Units as of September 30, 2014 and December 31, 2013, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At September 30, 2014 and December 31, 2013, 2,257,486 and 2,275,730 OP units, respectively, were outstanding.  The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value at September 30, 2014 and December 31, 2013, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $5.2 million and $3.3 million at September 30, 2014 and December 31, 2013, respectively.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities.  Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities.  Management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2014 totaled $0.2 million and $0.6 million, respectively.  The Company had no ownership interests in unconsolidated joint ventures or other entities at September 30, 2013.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities.  These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities.  The amounts due to the Company were $1.4 million and $2.1 million as of September 30, 2014 and December 31, 2013, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $7.0 million and $15.8 million as of September 30, 2014 and December 31, 2013, respectively, that are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

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

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of payments incurred under these lease agreements for each of the nine months ended September 30, 2014 and 2013, was approximately $0.4 million.

Total future minimum rental payments due in accordance with the related party lease agreements are $0.1 million and total future cash receipts due from our subtenants are $0.1 million as of September 30, 2014.

14.  DISCONTINUED OPERATIONS

For the three and nine months ended September 30, 2014, discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that the Company sold in prior years.  For the three and nine months ended September 30, 2013, discontinued operations relates to 35 facilities sold during 2013.

The following table summarizes the revenue and expense information for the facilities classified as discontinued operations during the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

REVENUES
Rental income	$-	$3,025	$-	$10,271
Other property related income	-	427	-	1,445
Total revenues	-	3,452	-	11,716
OPERATING EXPENSES
Property operating expenses	-	1,113	(336)	4,478
Depreciation and amortization	-	727	-	2,480
Total operating expenses	-	1,840	(336)	6,958
OPERATING INCOME	-	1,612	336	4,758
OTHER (EXPENSE) INCOME
Interest expense on loans	-	(27)	-	(217)
Gain on disposition of discontinued operations	-	9,310	-	9,538
Total discontinued operations	$-	$10,895	$336	$14,079

15.  PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2014 and the year ended December 31, 2013, the Company acquired 22 self-storage facilities for an aggregate purchase price of approximately $269.6 million (see note 4) and 20 self-storage facilities for an aggregate purchase price of approximately $189.8 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2014 and 2013 based on the assumptions described above:

	Nine Months Ended September 30,
	2014	2013
	(in thousands, except per share data)

Pro forma revenues	$284,267	$264,388
Pro forma net income attributable to the Company’s common shareholders	$36,657	$11,567
Earnings per share from continuing operations attributable to common shareholders
Basic - as reported	$0.11	$0.00
Diluted - as reported	$0.11	$0.00
Basic - as pro forma	$0.25	$0.09
Diluted - as pro forma	$0.25	$0.08

16.  SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Company acquired three self-storage facilities in Texas for an aggregate purchase price of $23.9 million.

On October 2, 2014, the Company amended its equity distribution agreements with various sales agents to increase the number of common shares of beneficial interest authorized for sale through its “at-the-market” equity program from 20.0 million to 30.0 million.

On October 20, 2014, the Parent Company completed its public offering of 7,475,000 common shares at a public offering price of $19.33, which reflects the full exercise by the underwriters of their option to purchase 975,000 shares to cover over-allotments.  We received approximately $143.0 million in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses.

On November 3, 2014, the Company acquired the first tranche of 22 self-storage facilities as part of the HSRE Acquisition.  The facilities are located in California, Florida, Illinois, Nevada, New York, Ohio and Rhode Island.  The aggregate purchase price for the 22 facilities was approximately $195.5 million.  The remaining four facilities are expected to close during the first quarter of 2015.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2014 and December 31, 2013, we owned 390 and 366 self-storage facilities, respectively, totaling approximately 26.4 million and 24.7 million rentable square feet, respectively.  As of September 30, 2014, we owned facilities in the District of Columbia and the following 21 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Tennessee, Texas, Utah and Virginia.  In addition, as of September 30, 2014, we managed 172 facilities for third parties (including 35 facilities as part of an unconsolidated real estate venture) bringing the total number of facilities which we owned and/or managed to 562.  As of September 30, 2014, the Company managed facilities in the following 22 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, and Virginia.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  The facilities in New York, Florida, Texas and California provided approximately 17%, 17%, 10% and 8%, respectively, of total revenues for the nine months ended September 30, 2014.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however early adoption is permitted.  The Company elected to adopt this guidance in 2014 and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company disposed of one asset during the nine months ended September 30, 2014, however the disposal did not meet the criteria for discontinued operations under the new guidance.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  The Company considers its same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a property to be stabilized once it has achieved an occupancy rate representative of similar self-storage assets in the respective markets for a full year measured as of the most recent January 1 or has otherwise been placed in-service and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At September 30, 2014, there were 346 same-store facilities and 44 non-same-store facilities.  All of the non-same-store facilities were 2013 and 2014 acquisitions or developed facilities.

Acquisition and Development Activities

The comparability of the Company’s results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At September 30, 2014 and 2013, the Company owned 390 and 382 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2013 through September 30, 2014:

	2014	2013

Balance - January 1	366	381
Facilities acquired	10	1
Facilities developed	2	-
Facilities sold	-	(5)
Balance - March 31	378	377
Facilities acquired	9	9
Balance - June 30	387	386
Facilities acquired	3	4
Facilities sold	-	(8)
Balance - September 30	390	382
Facilities acquired		6
Facilities sold		(22)
Balance - December 31		366

Comparison of the three months ended September 30, 2014 to the three months ended September 30, 2013 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES
Rental income	$75,101	$69,918	$5,183	7.4%	$10,291	$2,826	$-	$-	$85,392	$72,744	$12,648	17.4%
Other property related income	8,321	7,562	759	10.0%	1,112	310	709	686	10,142	8,558	1,584	18.5%
Property management fee income	-	-	-	-	-	-	1,558	1,185	1,558	1,185	373	31.5%
Total revenues	83,422	77,480	5,942	7.7%	11,403	3,136	2,267	1,871	97,092	82,487	14,605	17.7%

OPERATING EXPENSES
Property operating expenses	25,563	25,273	290	1.1%	3,928	1,200	4,131	3,538	33,622	30,011	3,611	12.0%
NET OPERATING INCOME	$57,859	$52,207	$5,652	10.8%	$7,475	$1,936	$(1,864)	$(1,667)	$63,470	$52,476	$10,994	21.0%

Property count	346	346			44	14			390	360
Total square footage	23,164	23,164			3,220	1,024			26,384	24,188
Period End Occupancy (1)	91.7%	90.0%			90.0%	79.5%			91.5%	89.6%
Period Average Occupancy (2)	92.3%	90.5%
Realized annual rent per occupied square foot (3)	$14.05	$13.35

Depreciation and amortization									31,622	28,448	3,174	11.2%
General and administrative									7,464	7,326	138	1.9%
Acquisition related costs									1,258	470	788	167.7%
Subtotal									40,344	36,244	4,100	11.3%
OPERATING INCOME									23,126	16,232	6,894	42.5%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(11,772)	(9,968)	(1,804)	-18.1%
Loan procurement amortization expense									(566)	(536)	(30)	-5.6%
Equity in losses of real estate venture									(1,860)	-	(1,860)	-100.0%
Other									(337)	(22)	(315)	-1431.8%
Total other expense									(14,535)	(10,526)	(4,009)	-38.1%

INCOME FROM CONTINUING OPERATIONS									8,591	5,706	2,885	50.6%

DISCONTINUED OPERATIONS
Income from discontinued operations									-	1,585	(1,585)	-100.0%
Gain on disposition of discontinued operations									-	9,310	(9,310)	-100.0%
Total discontinued operations									-	10,895	(10,895)	-100.0%
NET INCOME									8,591	16,601	(8,010)	-48.3%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(106)	(257)	151	58.8%
Noncontrolling interests in subsidiaries									(5)	(2)	(3)	-150.0%

NET INCOME ATTRIBUTABLE TO THE COMPANY									8,480	16,342	(7,862)	-48.1%

(1)              Represents occupancy at September 30 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $72.7 million during the three months ended September 30, 2013 to $85.4 million during the three months ended September 30, 2014, an increase of $12.7 million, or 17.4%.  This increase is primarily attributable to $7.5 million of additional income from the facilities acquired in 2013 and 2014 and increases in net rental rates and average occupancy on the same-store portfolio which contributed to the $5.2 million increase in rental income during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Other property related income increased from $8.6 million during the three months ended September 30, 2013 to $10.1 million during the three months ended September 30, 2014, an increase of $1.5 million, or 18.5%.  This increase is primarily attributable to increased tenant insurance commissions on the same-store and non-same-store portfolios of $0.7 million and $0.4 million, respectively, during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Operating Expenses

Property operating expenses increased from $30.0 million during the three months ended September 30, 2013 to $33.6 million during the three months ended September 30, 2014, an increase of $3.6 million, or 12.0%.

This increase is attributable to $2.7 million of increased expenses associated with newly acquired facilities, $0.3 million of increased expenses attributable to real estate taxes associated with the same-store portfolio and $0.6 million of increased expenses associated with the management of third-party facilities.

Acquisition-related costs increased from $0.5 million during the three months ended September 30, 2013 to $1.3 million during the three months ended September 30, 2014.  Acquisition-related costs are non-recurring and fluctuate based on quarterly investment activity.

Other Income (Expense)

Interest expense increased from $10.0 million during the three months ended September 30, 2013 to $11.8 million during the three months ended September 30, 2014, an increase of $1.8 million, or 18.1%.  The increase is attributable to a higher amount of outstanding debt in the 2014 period.  To fund a portion of the Company’s growth, the average debt balance during the three months ended September 30, 2014 increased approximately $85 million from the same period in 2013, from $1,065 million to $1,150 million.  In addition, the weighted average effective interest rate on our outstanding debt increased from 3.75% for the three months ended September 30, 2013 to 4.09% for the three months ended September 30, 2014.

Equity in losses of real estate venture was $1.9 million for the three months ended September 30, 2014 with no comparable amount during the 2013 period.  This expense is related to the Company’s share of the losses attributable to HHF, a partnership in which the Company acquired a 50% ownership interest during the fourth quarter of 2013.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio

			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES
Rental income	$217,574	$203,288	$14,286	7.0%	$24,603	$4,447	$-	$-	$242,177	$207,735	$34,442	16.6%
Other property related income	24,177	21,763	2,414	11.1%	3,693	450	2,218	1,937	30,088	24,150	5,938	24.6%
Property management fee income	-	-	-	-	-	-	4,431	3,547	4,431	3,547	884	24.9%
Total revenues	241,751	225,051	16,700	7.4%	28,296	4,897	6,649	5,484	276,696	235,432	41,264	17.5%

OPERATING EXPENSES
Property operating expenses	76,947	75,060	1,887	2.5%	9,993	1,842	11,052	10,738	97,992	87,640	10,352	11.8%
NET OPERATING INCOME	$164,804	$149,991	$14,813	9.9%	$18,303	$3,055	$(4,403)	$(5,254)	$178,704	$147,792	$30,912	20.9%

Property count	346	346			44	14			390	360
Total square footage	23,164	23,164			3,220	1,024			26,384	24,188
Period End Occupancy (1)	91.7%	90.0%			90.0%	79.5%			91.5%	89.6%
Period Average Occupancy (2)	90.9%	87.9%
Realized annual rent per occupied square foot (3)	$13.78	$13.31

Depreciation and amortization									90,224	85,824	4,400	5.1%
General and administrative									21,092	22,454	(1,362)	-6.1%
Acquisition related costs									3,658	2,233	1,425	63.8%
Subtotal									114,974	110,511	4,463	4.0%
OPERATING INCOME									63,730	37,281	26,449	70.9%

OTHER INCOME (EXPENSE)
Interest:
Interest expense on loans									(35,670)	(30,828)	(4,842)	-15.7%
Loan procurement amortization expense									(1,650)	(1,509)	(141)	-9.3%
Equity in losses of real estate venture									(4,958)	-	(4,958)	-100.0%
Gain from sale of real estate									475	-	475	100.0%
Other									(1,103)	(282)	(821)	-291.1%
Total other expense									(42,906)	(32,619)	(10,287)	-31.5%

INCOME FROM CONTINUING OPERATIONS									20,824	4,662	16,162	346.7%

DISCONTINUED OPERATIONS
Income from discontinued operations									336	4,541	(4,205)	-92.6%
Gain on disposition of discontinued operations									-	9,538	(9,538)	-100.0%
Total discontinued operations									336	14,079	(13,743)	-97.6%
NET INCOME									21,160	18,741	2,419	12.9%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(250)	(240)	(10)	-4.2%
Noncontrolling interests in subsidiaries									(14)	(1)	(13)	-1300.0%

NET INCOME ATTRIBUTABLE TO THE COMPANY									20,896	18,500	2,396	13.0%

(1)              Represents occupancy at September 30 of the respective year.

(2)              Represents the weighted average occupancy for the period.

(3)              Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $207.7 million during the nine months ended September 30, 2013 to $242.2 million during the nine months ended September 30, 2014, an increase of $34.5 million, or 16.6%.  This increase is primarily attributable to $20.2 million of additional income from the facilities acquired in 2013 and 2014 and increases in net rental rates and average occupancy on the same-store portfolio which contributed to the $14.3 million increase in rental income during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Other property related income increased from $24.2 million during the nine months ended September 30, 2013 to $30.1 million during the nine months ended September 30, 2014, an increase of $5.9 million, or 24.6%.  This increase is primarily attributable to increased tenant insurance commissions of $2.4 million on the same-store portfolio and $2.1 million on the non-same-store portfolio during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Operating Expenses

Property operating expenses increased from $87.6 million during the nine months ended September 30, 2013 to $98.0 million during the nine months ended September 30, 2014, an increase of $10.4 million, or 11.8%.  This increase is primarily attributable to $8.2 million of increased expenses associated with newly acquired facilities as well as increased expenses on the same-store portfolio.  The increases in same-store expenses were associated with snow removal and utilities, due to a relatively colder winter in 2014 than in the prior year, as well as increases in real estate taxes.

General and administrative expenses decreased from $22.5 million for the nine months ended September 30, 2013 to $21.1 million for the nine months ended September 30, 2014, a decrease of $1.4 million, or 6.1%.  The decrease is primarily attributable to lower share based compensation expense and payroll expenses of $1.7 million.

Acquisition-related costs increased from $2.2 million during the nine months ended September 30, 2013 to $3.7 million during the nine months ended September 30, 2014.  Acquisition-related costs are non-recurring and fluctuate based on quarterly investment activity.  The increase was the result of the acquisition of 22 facilities in the 2014 period compared to only 14 facilities during the 2013 period.

Other Income (Expense)

Interest expense increased from $30.8 million during the nine months ended September 30, 2013 to $35.7 million during the nine months ended September 30, 2014, an increase of $4.9 million, or 15.7%.  The increase is attributable to a higher amount of outstanding debt in the 2014 period.  To fund a portion of the Company’s growth, the average debt balance during the nine months ended September 30, 2014 increased approximately $142 million from the same period in 2013, from $1,038 million to $1,180 million.  In addition, the weighted average effective interest rate on our outstanding debt increased from 3.99% for the nine months ended September 30, 2013 to 4.03% for the nine months ended September 30, 2014.

Equity in losses of real estate venture was $5.0 million for the nine months ended September 30, 2014 with no comparable amount during the 2013 period.  This expense is related to the Company’s share of the losses attributable to HHF, a partnership in which the Company acquired a 50% ownership interest during the fourth quarter of 2013.

Cash Flows

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2014 and 2013 is as follows (in thousands):

	Nine Months Ended September 30,
	2014	2013	Change
Net cash flow provided by (used in):
Operating activities	$118,932	$103,891	$15,041
Investing activities	$(218,973)	$(130,273)	$(88,700)
Financing activities	$128,129	$24,827	$103,302

Cash flows provided by operating activities for the nine months ended September 30, 2014 and 2013 were $118.9 million and $103.9 million, respectively, reflecting an increase of $15.0 million.  Our principal source of cash flow is from the operation of our facilities. During the nine months ended September 30, 2014, our increased cash flow from operating activities was primarily attributable to our 2013 acquisitions and increased net operating income levels on the same-store portfolio in the 2014 period as compared to the 2013 period.

Cash flows used in investing activities increased from $130.3 million for the nine months ended September 30, 2013 to $219.0 million for the nine months ended September 30, 2014, reflecting an increase of $88.7 million.  The change was driven by more acquisition activity in 2014 as we acquired 14 facilities in the 2013 period for an aggregate purchase price of $133.1 million compared to 22 facilities in the 2014 period for an aggregate purchase price of $269.6 million, inclusive of $27.5 million of assumed debt.  This increase in cash flows used to acquire storage facilities was offset by $55.4 million in cash distributed from our unconsolidated joint venture, $50.6 million of which was the result of obtaining venture-level financing.

For the nine months ended September 30, 2014 and 2013, cash flows provided by financing activities were $128.1 million and $24.8 million, respectively, reflecting an increase of $103.3 million.  This change was driven by net proceeds of $236.0 million received from the issuance of common shares under our “at-the-market” equity program during the nine months ended September 30, 2014 compared to net proceeds of $52.5 million during the nine months ended September 30, 2013.  This increase in cash flows provided by the “at-the-market” equity program was offset by a $81.9 million net decrease in revolving credit facility borrowings during the nine months ended September 30, 2014, compared to the same period in 2013 as proceeds from our “at-the-market” equity program and cash distributed from our unconsolidated joint venture were used to repay a portion of the revolving credit facility borrowings and to fund acquisitions.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  In the 2014 fiscal year, we expect remaining capital expenditures to be approximately $3.0 million to $7.0 million and remaining costs associated with the development of new facilities to be approximately $12.0 million to $16.0 million.  Our currently scheduled principal payments on debt, including debt maturities and borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $1.4 million for the remainder of 2014.

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

As of September 30, 2014, we had approximately $31.3 million in available cash and cash equivalents.  In addition, we had approximately $300.0 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”) which bear interest at a rate of 4.375%.  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”) which bear interest at a rate of 4.80%.  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2014, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

On June 18, 2013, we amended both the Term Loan Facility and Credit Facility.  With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment.  On August 5, 2014, we further amended the Term Loan Facility (collectively with the amendment on June 18, 2013, the “Amendments”), to extend the maturity and decrease the pricing of Term Loan B.

Pricing on the Term Loan Facility depends on our unsecured debt credit ratings.  At our current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR, with no LIBOR floor.

		Term Loan Facility Prior to Amendments			Term Loan Facility As Amended
			LIBOR Spread			LIBOR Spread (1)
	Amount	Maturity Date	Baa3/BBB-	Baa2/BBB	Maturity Date	Baa3/BBB-	Baa2/BBB
Term Loan A	$100 million	June 2016	1.85%	1.65%	June 2018	1.50%	1.30%
Term Loan B	$100 million	June 2018	2.00%	1.80%	January 2020	1.40%	1.15%

(1)

On September 25, 2014, our unsecured debt credit rating was upgraded to Baa2 from Baa3 by Moody’s Investors Service with a stable outlook.  As a result, the LIBOR spreads were reduced, effective October 1, 2014.

With respect to the Credit Facility, among other things, the Amendments extended the maturities of the Revolver and Term Loan D and decreased the pricing of the Revolver, Term Loan C and Term Loan D.  Pricing on the Credit Facility depends on our unsecured debt credit ratings.  At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.30% over LIBOR, inclusive of a facility fee of 0.20%, with no LIBOR floor, while amounts drawn under Term Loan C and Term Loan D are priced at 1.30% over LIBOR, with no LIBOR floor.

		Credit Facility Prior to Amendments			Credit Facility As Amended
			LIBOR Spread			LIBOR Spread (2)
	Amount	Maturity Date	Baa3/BBB-	Baa2/BBB	Maturity Date	Baa3/BBB-	Baa2/BBB
Revolver	$300 million	December 2015	1.80%	1.50%	June 2017	1.60%	1.30%
Term Loan C (1)	$100 million	December 2014	1.75%	1.45%	December 2014	1.50%	1.30%
Term Loan D	$200 million	March 2017	1.75%	1.45%	January 2019	1.50%	1.30%

(1)	On December 17, 2013, we repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.
(2)

On September 25, 2014, our unsecured debt credit rating was upgraded to Baa2 from Baa3 by Moody’s Investors Service with a stable outlook. As a result, the LIBOR spreads were reduced, effective October 1, 2014.

We incurred costs of $2.1 million in 2013 and $0.2 million in 2014 in connection with the Amendments and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities.  In connection with the repayment of Term Loan C, we recognized $0.4 million related to the write-off of unamortized loan procurement costs associated with the term loan.

As of September 30, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility and $300 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, we maintained interest rate swaps as of September 30, 2014 that fixed 30-day LIBOR (see note 10).  As of September 30, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.21%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at September 30, 2014 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2014, we were in compliance with all of our financial covenants and we anticipate remaining in compliance with all of our financial covenants.

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

During the nine months ended September 30, 2014, we sold a total of 13.2 million common shares under the Equity Distribution Agreements at an average sales price of $18.19 per share, resulting in gross proceeds of $239.8 million under the program.  We incurred $3.8 million of offering costs in conjunction with the 2014 sales.  We used proceeds from the sales conducted during the nine months ended September 30, 2014 to fund acquisitions of storage facilities, repay outstanding debt and for general corporate purposes.  As of September 30, 2014, 1.2 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

On August 25, 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, each Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs.  As of September 30, 2014, the Company had made a deposit of $5.0 million with respect to the HSRE Acquisition, which deposit is reflected in Other assets, net on the Company’s consolidated balance sheets.  The HSRE Acquisition will close in two tranches.  The Company completed its due diligence on all of the facilities and closed on the first tranche of 22 facilities on November 3, 2014.  The Company expects to close on the remaining four facilities no later than March 31, 2015.

On October 2, 2014, we amended each of the Equity Distribution Agreements to increase the number of common shares the Company may sell through the Sales Agents to up to 30 million. We intend to use the net proceeds from the offering of the common shares pursuant to the Equity Distribution Agreements for general business purposes, including, without limitation, facility acquisitions, developments, joint ventures, capital expenditures, working capital and other general corporate purposes.

On October 20, 2014, the Parent Company completed its public offering of 7,475,000 common shares at a public offering price of $19.33, which reflects the full exercise by the underwriters of their option to purchase 975,000 shares to cover over-allotments.  We received approximately $143.0 million in net proceeds from the offering after deducting the underwriting discount and other estimated offering expenses. We expect to use the net proceeds from the offering for general business purposes, including, without limitation, facility acquisitions, developments, joint ventures, capital expenditures, working capital and other general corporate purposes.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Net income attributable to the Company’s common shareholders	$6,978	$14,840	$16,390	$13,994

Add (deduct):
Real estate depreciation and amortization
Real property - continuing operations	31,196	28,069	88,973	84,789
Real property - discontinued operations	-	727	-	2,386
Company’s share of unconsolidated real estate venture	3,272	-	9,765	-
Gains from sales of real estate	-	(9,310)	(475)	(9,538)
Noncontrolling interests in the Operating Partnership	106	257	250	240

FFO	$41,552	$34,583	$114,903	$91,871

Add:
Acquisition related costs	1,258	470	3,658	2,233

FFO, as adjusted	$42,810	$35,053	$118,561	$94,104

Weighted-average diluted shares and units outstanding	154,265	140,387	149,345	138,962

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

As of September 30, 2014, our consolidated debt consisted of $1.1 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  As of September 30, 2014 there were no amounts of outstanding Credit Facility borrowings subject to floating rates. However, to the extent that we borrow on the revolving portion of the Credit Facility, we will then have debt subject to variable rates.  Changes in interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $57.1 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $62.1 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2014:	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1- July 31	62	$18.55	N/A	3,000,000
August 1- August 31	3,250	18.74	N/A	3,000,000
September 1- September 30	-	-	N/A	3,000,000

Total	3,312	$18.74	N/A	3,000,000

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
10.1

Agreement for Purchase and Sale, dated August 25, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II (the “HSRE Purchase Agreement”). (filed herewith)

10.2*

Form of Amendment No. 2 to Equity Distribution Agreement, dated October 2, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents, incorporated by reference to Exhibit 1.1. to CubeSmart’s Current Report on Form 8-K, filed on October 2, 2014.

10.3	Amendment no. 1 to the HSRE Purchase Agreement, dated October 2, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II. (filed herewith)
10.4	Amendment no. 2 to the HSRE Purchase Agreement, dated October 7, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II. (filed herewith)
10.5	Amendment no. 3 to the HSRE Purchase Agreement, dated October 9, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II. (filed herewith)
10.6

Amendment no. 4 to the HSRE Purchase Agreement, dated October 13, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II. (filed herewith)

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

Exhibit No.	Exhibit Description
101

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

*	Incorporated herein by reference as above indicated.

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: November 5, 2014	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: November 5, 2014	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2014	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description
10.1	Agreement for Purchase and Sale, dated August 25, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II (the “HSRE Purchase Agreement”).
10.3	Amendment no. 1 to the HSRE Purchase Agreement, dated October 2, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II.
10.4	Amendment no. 2 to the HSRE Purchase Agreement, dated October 7, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II.
10.5	Amendment no. 3 to the HSRE Purchase Agreement, dated October 9, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II.
10.6	Amendment no. 4 to the HSRE Purchase Agreement, dated October 13, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II.
12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.
12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.
31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.