Form 10-K
period 2014-12-31
CubeSmart; CubeSmart, L.P.
filed 2015-02-27
CIK 1298675, 1300485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

As of June 30, 2014, the last business day of CubeSmart’s most recently completed second fiscal quarter; the aggregate market value of common shares held by non-affiliates of CubeSmart was $2,694,476,141. As of February 24, 2015, the number of common shares of CubeSmart outstanding was 165,750,278.

As of June 30, 2014, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 2,261,486 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $41,430,424 based upon the last reported sale price of $18.32 per share on the New York Stock Exchange on June 30, 2014 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we,” “us,” or “our” used in this report may refer to the Company, the Parent Company, and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2014, owned a 98.6% interest in the Operating Partnership. The remaining 1.4% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

•         risks of investing through joint ventures;

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

As of December 31, 2014, we owned 421 self-storage facilities located in 22 states and in the District of Columbia containing an aggregate of approximately 28.6 million rentable square feet.  As of December 31, 2014, approximately 89.1% of the rentable square footage at our owned facilities was leased to approximately 228,000 customers, and no single customer represented a significant concentration of our revenues.  As of December 31, 2014 we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of December 31, 2014, we managed 174 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture in which we own a 50% interest) bringing the total number of facilities we owned and/or managed to 595.   As of December 31, 2014, we managed facilities in the following 21 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas, and Virginia.

Our self-storage facilities are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats.  Our facilities are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our facilities have an on-site manager during business hours, and 246, or approximately 58.4%, of our owned facilities have a manager who resides in an apartment at the facility.  Our customers can access their storage cubes during business hours, and some of our facilities provide customers with 24-hour access through computer controlled access systems.  Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end 345, or approximately 81.9%, of our owned facilities include climate controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through its operating partnership, CubeSmart, L.P. (our “Operating Partnership”), and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2014, owned an approximately 98.6% interest in the Operating Partnership.  The Operating Partnership has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2014 and 2013, we owned 421 and 366 facilities, respectively, that contained an aggregate of 28.6 million and 24.7 million rentable square feet with occupancy rates of 89.1% and 88.3%, respectively.

A complete listing of, and additional information about, our facilities is included in Item 2 of this Report.  The following is a summary of our 2014, 2013 and 2012 acquisition and disposition activity:

Asset/Portfolio	Market	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450
New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various (see note 4)	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

2013 Acquisitions:

Arizona Asset	Arizona / Las Vegas	March 2013	1	$6,900
Illinois Asset	Chicago	May 2013	1	8,300
Florida Asset	Florida Markets - Other	May 2013	1	7,150
Florida Asset	Miami / Ft. Lauderdale	June 2013	1	9,000
Massachusetts Asset	Boston	June 2013	1	10,600
Maryland / New Jersey Assets	Baltimore / DC and New York / Northern NJ	June 2013	5	52,400
New York Asset	New York / Northern NJ	July 2013	1	13,000
Texas Asset	Texas Markets - Major	August 2013	1	10,975
Arizona Asset	Arizona / Las Vegas	September 2013	1	10,500
Arizona Asset	Arizona / Las Vegas	September 2013	1	4,300
Maryland Asset	Baltimore / DC	November 2013	1	15,375
Texas Asset	Texas Markets - Major	November 2013	1	9,700
Texas Asset	Texas Markets - Major	December 2013	1	10,497
Texas Asset	Texas Markets - Major	December 2013	1	6,925
Maryland Asset	Baltimore / DC	December 2013	1	8,200
Florida Asset	Miami / Ft. Lauderdale	December 2013	1	6,000
			20	$189,822

Asset/Portfolio	Market	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2013 Dispositions:

Texas/Indiana Assets	Texas Markets - Major and Other Midwest	March 2013	5	$11,400
Tennessee Assets	Tennessee	August 2013	8	25,000
California/Ohio/Tennessee/Texas/ Wisconsin Assets	Inland Empire, Ohio, Other Midwest, Tennessee and Texas Markets - Major	October/November 2013	22	90,000
			35	$126,400

2012 Acquisitions:

Texas Asset	Texas Markets - Major	February 2012	1	$5,100
Georgia Asset	Atlanta	February 2012	1	6,900
Texas Asset	Texas Markets - Major	June 2012	1	4,970
Texas Assets	Texas Markets - Major	July 2012	4	18,150
Texas Asset	Texas Markets - Major	July 2012	1	5,130
Connecticut Asset	Connecticut	July 2012	1	5,000
Storage Deluxe Assets	New York / Northern NJ and Connecticut	February/April/August 2012	6	201,910
Virginia Asset	Baltimore / DC	August 2012	1	19,750
New Jersey Assets	Philadelphia / Southern NJ	August 2012	2	10,750
Georgia/Florida Assets	Atlanta and Miami / Ft. Lauderdale	August 2012	3	13,370
Georgia Asset	Atlanta	August 2012	1	3,100
HSREV Assets	Various (see note 4)	September 2012	9	102,000
Colorado Asset	Colorado / Utah	September 2012	1	10,600
Florida Assets	Florida Markets - Other	November 2012	2	13,010
Pennsylvania/New Jersey Assets	Philadelphia / Southern NJ	December 2012	2	7,800
Texas Asset	Texas Markets - Major	December 2012	1	4,800
			37	$432,340

2012 Dispositions:

Michigan Assets	Other Midwest	June 2012	3	$6,362
Alabama/Louisiana/Mississippi Assets	Other Southeast	June 2012	5	16,800
New Mexico Assets	Other West	August 2012	6	7,500
California Asset	Inland Empire	August 2012	1	5,000
Florida/ Tennessee Assets	Florida Markets - Other and Tennessee	November 2012	3	6,550
Ohio Assets	Ohio	November 2012	8	17,750
			26	$59,962

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At December 31, 2014, 2013, and 2012, we owned 421, 366, and 381 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2012 through December 31, 2014:

	2014	2013	2012

Balance - January 1	366	381	370
Facilities acquired	10	1	6
Facilities developed	2	—	—
Facilities sold	—	(5)	—
Balance - March 31	378	377	376
Facilities acquired	9	9	2
Facilities sold	—	—	(8)
Balance - June 30	387	386	370
Facilities acquired	3	4	24
Facilities sold	—	(8)	(7)
Balance - September 30	390	382	387
Facilities acquired	31	6	5
Facilities sold	—	(22)	(11)
Balance - December 31	421	366	381

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2014:

•       Facility Acquisitions.  During 2014, we acquired 53 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $568.2 million.  In connection with these acquisitions, we allocated a portion of the purchase price to the intangible value of in-place leases which aggregated to $38.3 million. In addition, we opened for operation two new self-storage facilities, one in New York and a mixed-use property in Pennsylvania that contains CubeSmart’s corporate headquarters, for a total cost of $42.3 million.

•       Joint Venture Development.  During 2014, we entered into contracts under newly-formed joint ventures for the construction of two self-storage facilities in New York.  As of December 31, 2014, we had invested $32.1 million in five joint venture development facilities under construction.  We anticipate investing a total of $111.9 million related to these projects.  Construction for all projects is expected to be completed by the first quarter of 2016.

•       Development Commitments.  During 2014, we entered into contracts to purchase two facilities in New York and two facilities in Texas after the completion of construction and the issuance of a certificate of occupancy.  On December 2, 2014, we purchased one of the facilities in New York for an aggregate purchase price of $38.0 million.  As of December 31, 2014, we had four facilities under contract, including one facility that went under contract in 2013, for a total acquisition price of $85.2 million.  These four facility acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

•       Facility Disposition.  On June 30, 2014, we sold one asset in London, England owned by USIFB, LLP, a consolidated real estate joint venture in which we own a 97% interest, for an aggregate sales price of £4.1 million (approximately $7.0 million).  We received net proceeds of $7.0 million and recorded a gain of $0.5 million as a result of the transaction.

•       Term Loan Amendment.  On August 5, 2014, we amended our $100 million term loan agreement resulting in lower borrowing spreads and a maturity extension.  As a result of the amendment, our borrowing rate was reduced to LIBOR + 1.4% from LIBOR + 2.0%, at our existing credit ratings, and the maturity was extended to January 31, 2020 from June 18, 2018.

•       Joint Venture Financing.  On May 1, 2014, HHF, an unconsolidated joint venture formed in December 2013, obtained a $100 million loan secured by the 34 self-storage facilities owned by the venture.  There is no recourse to the Company.  The Company and its partner each own a 50% interest in the joint venture.  The loan bears interest at 3.59% per annum and matures on April 30, 2021.  This financing completed the planned capital structure of HHF and the proceeds after closing costs were distributed proportionately to the partners.

•       At-The-Market Equity Program.  During 2014, under our at-the-market equity program, we sold a total of 15.2 million common shares at an average sales price of $18.22 per share, resulting in net proceeds under the program of $273.0 million, after deducting offering costs.  At December 31, 2014, 9.2 million common shares remained available for sale under the program.  The proceeds from the sales conducted during the year ended December 31, 2014 were used to fund acquisitions of self-storage facilities and for general corporate purposes.

•       Equity Offering.  On October 20, 2014, we completed a public offering of 7,475,000 common shares at a public offering price of $19.33, inclusive of the full exercise by the underwriters of their option to purchase 975,000 shares to cover over-allotments.  We received approximately $143.0 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  The proceeds were used for general corporate purposes including funding a portion of our investment activity.

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

•         Acquire facilities within targeted markets — During 2015, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.

•         Dispose of facilities — During 2015, we intend to continue to opportunistically reduce exposure in slower growth, lower barrier-to-entry markets.  We intend to use proceeds from these transactions to fund acquisitions within target markets.

•         Grow our third-party management business — We intend to pursue additional third-party management opportunities.  We intend to leverage our current platform to take advantage of consolidation in the industry.  We plan to utilize our relationships with third-party owners to help source future acquisitions.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities.  Our investment committee, comprised of five senior officers and led by Christopher P. Marr, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, Board approval), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•         Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically three miles around the facility, for its ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including the Northeastern and Mid-Atlantic areas of the United States and areas within Georgia, Florida, Texas, Illinois and California and to enter additional markets should suitable opportunities arise.

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

Concentration

Our self-storage facilities are located in major metropolitan areas as well as suburban areas and have numerous customers per facility.  No single customer represented a significant concentration of our 2014 revenues.  Our facilities in Florida, New York, Texas and California provided approximately 17%, 17%, 10% and 8%, respectively, of our total 2014 revenues.  Our facilities in New York, Florida, Texas and California provided approximately 17%, 15%, 10% and 9%, respectively, of our total 2013 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2014, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares, preferred shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 23.9% compared to approximately 32.8% as of December 31, 2013.  Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2014 was approximately 35.8% compared to approximately 41.3% as of December 31, 2013.  We expect to finance additional investments in self-storage facilities through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes.  These capital sources may include borrowings under the revolving portion of our Credit Facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities and issuances of common or preferred units in our Operating Partnership in exchange for contributed facilities or cash and formations of joint ventures.  We also may sell facilities that we no longer view as core assets and reallocate the sales proceeds to fund other acquisitions.

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

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355.  Our telephone number is (610) 535-5000.

Employees

As of December 31, 2014, we employed 1,640 employees, of whom 192 were corporate executive and administrative personnel and 1,448 were property-level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors.  Our facilities in Florida, New York, Texas and California accounted for approximately 17%, 17%, 10% and 8%, respectively, of our total 2014 revenues.  As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We face risks associated with facility acquisitions.

We intend to continue to acquire individual and portfolios of self-storage facilities. The purchase agreements that we enter into in connection with facility acquisitions typically contain closing conditions that need to be satisfied before the acquisitions can be consummated. The satisfaction of many of these conditions is outside of our control, and we therefore cannot assure you that any of our pending or future acquisitions will be consummated. These conditions include, among other things, satisfactory examination of the title to the facilities, the ability to obtain title insurance and customary closing conditions.  Moreover, in the event we are unable to complete pending or future acquisitions, we may have incurred significant legal, accounting and other transaction costs in connection with such acquisitions without realizing the expected benefits.

Those acquisitions that we do consummate would increase our size and may potentially alter our capital structure.  Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that:

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

We face significant competition for customers and acquisition and development opportunities.

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

We are increasingly dependent upon automated information technology processes and Internet commerce, and many of our new customers come from the telephone or over the Internet.  Moreover, the nature of our business involves the receipt and retention of personal information about our customers.  We also rely extensively on third-party vendors to retain data, process transactions and provide other systems services.  These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack.  In addition, experienced computer programmers may be able to penetrate our network security and misappropriate our confidential information, create system disruptions or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing our self-storage facilities.  Such events could lead to lost future revenues and adversely affect our results of operations.

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

As of December 31, 2014, we had 1,448 property-level personnel involved in the management and operation of our facilities.  The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

The market price of our common shares has been subject to significant fluctuation and may continue to fluctuate or decline.  Between January 1, 2012 and December 31, 2014, the price of our common shares has ranged from a high of $22.92 (on December 22, 2014) to a low of $10.30 (on January 4, 2012).  In the past several years, REIT securities have experienced high levels of volatility and significant increases in value from their historic lows.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2014, we owned 421 self-storage facilities that contain approximately 28.6 million rentable square feet and are located in 22 states and the District of Columbia.  The following table sets forth summary information regarding our facilities by state as of December 31, 2014.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Period-end
State	Facilities	Units	Square Feet	Square Feet	Occupancy

Florida	73	52,517	5,473,764	19.1%	91.0%
Texas	56	29,630	3,645,115	12.7%	88.4%
California	40	25,323	2,829,387	9.9%	90.3%
New York	36	41,373	2,517,430	8.8%	85.4%
Illinois	33	18,867	2,099,658	7.3%	89.5%
Arizona	28	14,845	1,582,025	5.5%	87.5%
New Jersey	23	15,151	1,552,183	5.4%	91.4%
Connecticut	21	9,697	1,101,249	3.8%	88.8%
Ohio	20	11,047	1,282,254	4.5%	86.9%
Georgia	16	9,723	1,184,826	4.1%	90.5%
Maryland	13	10,202	1,074,100	3.8%	87.9%
Virginia	9	6,707	691,580	2.4%	87.2%
Pennsylvania	9	5,935	603,792	2.1%	88.9%
Colorado	9	4,765	567,899	2.0%	88.7%
Massachusetts	7	4,809	437,391	1.5%	87.7%
North Carolina	6	3,906	463,488	1.6%	90.9%
Tennessee	5	3,267	467,439	1.6%	89.7%
Utah	4	2,214	239,623	0.8%	90.6%
Rhode Island	4	1,973	240,599	0.8%	87.7%
New Mexico	3	1,611	182,261	0.6%	90.5%
Nevada	3	1,414	172,332	0.6%	82.3%
Washington DC	2	1,798	146,067	0.5%	89.8%
Indiana	1	562	67,280	0.2%	90.5%
Total/Weighted Average	421	277,336	28,621,742	100.0%	89.1%

Our Facilities

The following table sets forth additional information with respect to each of our owned facilities as of December 31, 2014. Our ownership of each facility consists of a fee interest in the facility held by our Operating Partnership, or one of its subsidiaries, except for six of our facilities, which are subject to ground leases.  In addition, small parcels of land at four of our other facilities are subject to ground leases.

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Chandler I, AZ	2005	1985	47,520	88.3%	447	Y	11.4%
Chandler II, AZ	2013	2008	83,819	83.4%	1,179	N	77.0%
Gilbert, AZ	2013	2010	57,380	83.7%	449	Y	83.8%
Glendale, AZ	1998	1987	56,807	90.5%	516	Y	0.0%
Green Valley, AZ	2005	1985	25,050	88.1%	263	N	8.7%
Mesa I, AZ	2006	1985	52,575	91.1%	489	N	0.0%
Mesa II, AZ	2006	1981	45,511	92.9%	395	Y	16.9%
Mesa III, AZ	2006	1986	58,264	88.3%	501	Y	16.5%
Phoenix I, AZ	2006	1987	100,775	91.8%	746	Y	21.5%
Phoenix II, AZ	2006	1974	83,160	93.5%	807	Y	6.7%
Phoenix III, AZ	2014	2009	121,761	84.4%	845	N	73.0%
Scottsdale, AZ	1998	1995	79,525	86.1%	653	Y	20.5%
Tempe I, AZ	2005	1975	53,890	93.3%	405	Y	18.9%
Tempe II, AZ	2013	2007	35,125	84.8%	391	N	77.9%
Tucson I, AZ	1998	1974	59,800	91.6%	488	Y	0.0%
Tucson II, AZ	1998	1988	43,950	88.8%	535	Y	100.0%
Tucson III, AZ	2005	1979	49,832	83.2%	488	N	0.0%
Tucson IV, AZ	2005	1982	48,040	88.1%	496	Y	13.7%
Tucson V, AZ	2005	1982	45,134	82.8%	416	Y	11.5%
Tucson VI, AZ	2005	1982	40,814	85.4%	409	Y	13.4%
Tucson VII, AZ	2005	1982	52,688	90.8%	594	Y	6.9%
Tucson VIII, AZ	2005	1979	46,650	84.1%	437	Y	0.0%
Tucson IX, AZ	2005	1984	67,545	86.6%	599	Y	6.2%
Tucson X, AZ	2005	1981	46,350	81.4%	413	N	0.0%
Tucson XI, AZ	2005	1974	42,940	89.9%	404	Y	0.0%
Tucson XII, AZ	2005	1974	42,225	86.0%	429	Y	3.9%
Tucson XIII, AZ	2005	1974	45,800	82.0%	493	Y	0.0%
Tucson XIV, AZ	2005	1976	49,095	85.9%	558	Y	17.9%
Benicia, CA	2005	1988/93/05	74,770	90.3%	728	Y	0.0%
Citrus Heights, CA	2005	1987	75,620	89.5%	681	Y	0.0%
Corona, CA	2014	2014	95,125	90.9%	974	N	6.9%
Diamond Bar, CA	2005	1988	102,984	91.0%	900	Y	0.0%
Escondido, CA	2007	2002	142,895	92.2%	1,227	Y	11.6%
Fallbrook, CA	1997	1985/88	46,401	84.7%	444	Y	0.0%
Fremont, CA	2014	1987	51,243	96.1%	526	N	0.6%
Lancaster, CA	2001	1987	60,675	91.4%	340	Y	0.0%
Long Beach, CA	2006	1974	124,571	95.3%	1,348	Y	0.0%
Murrieta, CA	2005	1996	49,795	91.4%	436	Y	5.0%
North Highlands, CA	2005	1980	57,169	86.8%	473	Y	0.0%
Ontario, CA	2014	1986	93,590	87.4%	850	N	0.0%
Orangevale, CA	2005	1980	50,542	92.5%	527	Y	0.0%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Pleasanton, CA	2005	2003	85,045	89.6%	702	Y	0.0%
Rancho Cordova, CA	2005	1979	53,978	90.8%	457	Y	0.0%
Rialto I, CA	2006	1987	57,391	93.5%	437	Y	0.0%
Rialto II, CA	1997	1980	99,783	94.0%	714	Y	0.0%
Riverside I, CA	2006	1977	67,120	90.5%	641	Y	0.0%
Riverside II, CA	2006	1985	85,076	89.6%	813	Y	5.5%
Roseville, CA	2005	1979	59,944	88.1%	550	Y	0.0%
Sacramento I, CA	2005	1979	50,714	91.4%	551	Y	0.0%
Sacramento II, CA	2005	1986	62,088	90.4%	551	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	95.7%	236	N	0.0%
San Bernardino II, CA	1997	1991	41,546	91.2%	373	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,416	83.9%	371	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,307	88.0%	688	Y	12.6%
San Bernardino V, CA	2006	1974	57,595	89.9%	469	Y	7.0%
San Bernardino VII, CA	2006	1978	78,753	93.0%	604	Y	2.5%
San Bernardino VIII, CA	2006	1977	99,004	83.3%	809	Y	0.0%
San Marcos, CA	2005	1979	37,430	93.9%	242	Y	0.0%
Santa Ana, CA	2006	1984	64,071	88.8%	720	Y	4.0%
South Sacramento, CA	2005	1979	52,490	87.4%	414	Y	0.0%
Spring Valley, CA	2006	1980	55,045	92.1%	713	Y	0.0%
Temecula I, CA	1998	1985/03	81,320	86.5%	696	Y	45.7%
Temecula II, CA	2007	2003	84,318	88.7%	639	Y	54.6%
Vista I, CA	2001	1988	74,481	88.7%	623	Y	0.0%
Vista II, CA	2005	2001/02/03	147,871	90.8%	1,280	Y	3.7%
Walnut, CA	2005	1987	50,708	89.9%	537	Y	15.8%
West Sacramento, CA	2005	1984	40,015	91.9%	478	Y	0.0%
Westminster, CA	2005	1983/98	68,428	91.5%	561	Y	0.0%
Aurora, CO	2005	1981	75,867	92.7%	617	Y	0.0%
Colorado Springs I, CO	2005	1986	47,975	83.1%	463	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	78.9%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	89.1%	449	Y	0.0%
Denver II, CO	2012	2007	74,295	92.2%	676	N	94.8%
Federal Heights, CO	2005	1980	54,770	90.1%	547	Y	0.0%
Golden, CO	2005	1985	87,800	90.0%	641	Y	1.6%
Littleton, CO	2005	1987	53,490	89.7%	442	Y	64.2%
Northglenn, CO	2005	1980	52,102	89.8%	497	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	89.4%	443	Y	8.5%
Branford, CT	1995	1986	50,679	88.8%	431	Y	3.5%
Bristol, CT	2005	1989/99	47,725	88.3%	469	N	31.8%
East Windsor, CT	2005	1986/89	46,016	86.4%	303	N	0.3%
Enfield, CT	2001	1989	52,875	89.0%	369	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,805	88.7%	609	N	9.0%
Manchester I, CT (6)	2002	1999/00/01	46,925	87.3%	458	N	42.8%
Manchester II, CT	2005	1984	52,725	90.8%	399	N	0.0%
Manchester III, CT	2014	2009	60,113	89.0%	583	N	87.0%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Milford, CT	1996	1975	44,885	85.3%	372	Y	7.0%
Monroe, CT	2005	1996/03	58,500	90.6%	397	N	0.0%
Mystic, CT	1996	1975/86	50,825	92.5%	561	Y	4.6%
Newington I, CT	2005	1978/97	42,620	87.5%	246	N	0.0%
Newington II, CT	2005	1979/81	36,140	85.6%	194	N	0.0%
Norwalk, CT	2012	2009	30,414	92.8%	349	N	100.0%
Old Saybrook I, CT	2005	1982/88/00	86,950	90.3%	720	N	10.8%
Old Saybrook II, CT	2005	1988/02	26,425	85.3%	254	N	71.5%
Shelton, CT	2011	2007	78,430	88.2%	856	Y	93.9%
South Windsor, CT	1996	1976	72,075	89.0%	553	Y	1.6%
Stamford, CT	2005	1997	28,907	95.3%	363	N	38.6%
Wilton, CT	2012	1966	84,515	86.1%	768	Y	66.9%
Washington I, DC	2008	2002	63,085	90.1%	755	Y	97.1%
Washington II, DC	2011	1929/98	82,982	89.7%	1,043	N	99.5%
Boca Raton, FL	2001	1998	37,958	90.1%	605	N	70.3%
Boynton Beach I, FL	2001	1999	61,749	93.7%	755	Y	61.8%
Boynton Beach II, FL	2005	2001	61,579	95.5%	573	Y	88.5%
Boynton Beach III, FL	2014	2001	67,393	91.2%	720	N	100.0%
Bradenton I, FL	2004	1979	68,441	92.4%	581	N	7.2%
Bradenton II, FL	2004	1996	87,958	90.9%	826	Y	47.0%
Cape Coral I, FL	2000*	2000	76,842	94.9%	856	Y	90.2%
Cape Coral II, FL	2014	2007	67,955	89.9%	609	N	71.0%
Coconut Creek I, FL	2012	2001	78,883	94.9%	757	Y	53.0%
Coconut Creek II, FL	2014	1999	90,400	90.9%	817	N	79.1%
Dania Beach, FL (6)	2004	1984	168,724	92.1%	1,813	N	26.4%
Dania, FL	1996	1988	58,145	97.4%	493	Y	53.7%
Davie, FL	2001*	2001	81,235	96.8%	834	Y	68.2%
Deerfield Beach, FL	1998*	1998	57,230	95.3%	517	Y	54.9%
Delray Beach I, FL	2001	1999	67,833	91.4%	815	Y	45.5%
Delray Beach II, FL	2013	1987	75,712	92.5%	1,176	N	95.3%
Delray Beach III, FL	2014	2006	94,495	91.2%	904	N	99.6%
Fernandina Beach, FL	1996	1986	121,083	87.2%	876	Y	47.0%
Ft. Lauderdale I, FL	1999	1999	70,063	91.4%	696	Y	54.6%
Ft. Lauderdale II, FL	2013	2007	49,507	82.6%	860	N	100.0%
Ft. Myers I, FL	1999	1998	67,546	92.4%	591	Y	84.3%
Ft. Myers II, FL	2014	2001	83,125	89.5%	842	N	62.7%
Ft. Myers III, FL	2014	2002	81,554	76.6%	876	N	89.3%
Jacksonville I, FL	2005	2005	80,215	88.3%	709	N	100.0%
Jacksonville II, FL	2007	2004	65,070	88.1%	657	N	100.0%
Jacksonville III, FL	2007	2003	65,590	91.7%	677	N	100.0%
Jacksonville IV, FL	2007	2006	77,535	89.8%	707	N	100.0%
Jacksonville V, FL	2007	2004	82,235	87.0%	702	N	80.1%
Jacksonville VI, FL	2014	2006	74,425	81.7%	523	N	70.7%
Kendall, FL	2007	2003	75,495	94.5%	703	N	79.4%
Lake Worth I, FL †	1998	1998/02	160,949	92.3%	1,287	Y	72.7%
Lake Worth II, FL	2014	2004/08	87,050	95.0%	755	N	85.9%
Lakeland, FL	1994	1988	49,095	87.9%	489	Y	82.9%
Leisure City, FL	2012	2005	56,042	89.7%	615	N	69.4%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Lutz I, FL	2004	2000	66,795	92.8%	601	Y	43.6%
Lutz II, FL	2004	1999	69,232	86.7%	533	Y	29.5%
Margate I, FL †	1996	1979/81	53,660	86.9%	370	N	27.7%
Margate II, FL †	1996	1985	65,180	91.6%	416	Y	61.5%
Merritt Island, FL	2002	2000	50,281	89.3%	465	Y	66.4%
Miami I, FL	1996	1995	46,500	90.0%	557	Y	68.9%
Miami II, FL	1996	1989	66,960	89.4%	569	Y	18.9%
Miami III, FL	2005	1988/03	150,425	92.5%	1,513	N	91.2%
Miami IV, FL	2011	2007	76,337	92.3%	923	N	100.0%
Miramar, FL	2013	2009	75,530	92.7%	744	N	97.1%
Naples I, FL	1996	1996	48,150	94.3%	317	Y	46.1%
Naples II, FL	1997	1985	65,850	90.4%	628	Y	56.0%
Naples III, FL	1997	1981/83	80,021	90.2%	793	Y	49.2%
Naples IV, FL	1998	1990	40,550	94.4%	430	N	63.9%
New Smyrna Beach, FL	2014	2001	81,454	97.5%	600	N	60.1%
Ocoee, FL	2005	1997	76,250	94.0%	614	Y	22.1%
Orange City, FL	2004	2001	59,580	88.7%	643	N	52.6%
Orlando II, FL	2005	2002/04	63,084	90.1%	583	N	81.5%
Orlando III, FL	2006	1988/90/96	101,330	93.8%	825	Y	22.0%
Orlando IV, FL	2010	2009	76,565	89.4%	635	N	68.6%
Orlando V, FL	2012	2008	75,358	91.6%	632	N	90.9%
Orlando VI, FL	2014	2006	71,475	81.8%	570	N	34.8%
Oviedo, FL	2006	1988/91	49,276	90.7%	427	Y	3.7%
Palm Coast I, FL	2014	2001	47,400	87.8%	423	N	52.0%
Palm Coast II, FL	2014	1998/04	122,490	91.8%	1,167	N	42.5%
Pembroke Pines, FL	1997	1997	67,321	91.9%	694	Y	77.9%
Royal Palm Beach II, FL	2007	2004	81,394	93.5%	754	N	89.9%
Sanford I, FL	2006	1988/06	61,810	86.3%	442	Y	35.4%
Sanford II, FL	2014	2000	70,054	75.1%	668	N	62.1%
Sarasota, FL	1999	1998	71,152	89.7%	527	Y	60.5%
St. Augustine, FL	1996	1985	59,725	93.3%	700	Y	26.5%
Stuart, FL	1997	1995	87,176	88.9%	944	Y	62.5%
SW Ranches, FL	2007	2004	64,955	91.4%	647	N	88.8%
Tampa, FL	2007	2001/02	83,913	92.9%	770	N	33.8%
West Palm Beach I, FL	2001	1997	68,061	90.0%	972	Y	52.4%
West Palm Beach II, FL	2004	1996	94,428	95.0%	834	Y	76.6%
West Palm Beach III, FL	2012	2008	77,664	96.2%	890	Y	89.8%
West Palm Beach IV, FL	2014	2004	102,912	92.9%	948	N	85.5%
Winter Park, FL	2014	2005	54,356	85.4%	533	N	58.7%
Alpharetta, GA	2001	1996	90,501	90.4%	663	Y	80.3%
Atlanta, GA	2012	2008	66,675	90.9%	606	N	100.0%
Austell, GA	2006	2000	83,675	92.3%	663	Y	64.2%
Decatur, GA	1998	1986	145,280	90.0%	1,246	Y	2.5%
Duluth, GA	2011	2009	70,885	89.5%	586	N	100.0%
Lawrenceville, GA	2011	1999	73,615	88.0%	603	Y	27.4%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Norcross I, GA	2001	1997	85,420	92.0%	590	Y	65.7%
Norcross II, GA	2011	1996	52,545	88.8%	399	Y	62.1%
Norcross III, GA	2012	2007	47,220	88.1%	491	N	100.0%
Norcross IV, GA	2012	2005	57,505	92.1%	508	Y	88.6%
Peachtree City I, GA	2001	1997	49,875	93.5%	446	N	75.7%
Peachtree City II, GA	2012	2005	59,950	91.1%	431	N	43.0%
Smyrna, GA	2001	2000	57,015	85.7%	495	Y	98.8%
Snellville, GA	2007	1996/97	79,950	92.0%	754	Y	21.8%
Suwanee I, GA	2007	2000/03	85,125	89.3%	671	Y	28.2%
Suwanee II, GA	2007	2005	79,590	93.4%	571	N	65.6%
Addison, IL	2004	1979	31,325	89.9%	367	Y	0.0%
Aurora, IL	2004	1996	73,985	88.8%	554	Y	8.6%
Bartlett, IL	2004	1987	51,425	89.0%	408	Y	32.2%
Bellwood, IL	2001	1999	86,550	90.6%	737	Y	50.7%
Bolingbrook, IL	2014	2004	80,070	89.6%	724	N	77.1%
Chicago I, IL	2014	1935	95,715	81.1%	1,068	N	96.5%
Chicago II, IL	2014	1953	78,980	73.6%	759	N	85.4%
Chicago III, IL	2014	1959	84,964	87.5%	1,098	N	97.5%
Countryside, IL	2014	2002	99,931	88.5%	900	N	98.7%
Des Plaines, IL (6)	2004	1978	69,600	93.6%	582	N	0.0%
Elk Grove Village, IL	2004	1987	64,104	95.4%	621	Y	7.2%
Evanston, IL	2013	2009	58,050	92.1%	593	N	100.0%
Glenview, IL	2004	1998	100,085	91.5%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	92.4%	709	Y	37.0%
Hanover, IL	2004	1987	41,190	89.0%	416	Y	2.2%
Harvey, IL	2004	1987	60,090	87.6%	575	Y	2.8%
Joliet, IL	2004	1993	72,865	94.5%	533	Y	93.6%
Kildeer, IL	2004	1988	46,485	91.1%	420	Y	0.0%
Lombard, IL	2004	1981	57,691	89.0%	536	Y	26.0%
Mount Prospect, IL	2004	1979	65,000	96.3%	578	Y	10.3%
Mundelein, IL	2004	1990	44,700	90.4%	485	Y	12.3%
North Chicago, IL	2004	1985	53,400	93.0%	425	N	0.0%
Plainfield I, IL	2004	1998	53,900	83.3%	402	N	8.7%
Plainfield II, IL	2005	2000	51,900	92.2%	355	N	32.5%
Schaumburg, IL	2004	1988	31,160	87.4%	319	N	5.3%
Streamwood, IL	2004	1982	64,305	88.5%	550	N	7.6%
Warrenville, IL	2005	1977/89	48,796	88.9%	378	N	0.0%
Waukegan, IL	2004	1977	79,500	91.8%	671	Y	8.0%
West Chicago, IL	2004	1979	48,175	86.3%	432	Y	0.0%
Westmont, IL	2004	1979	53,150	91.6%	377	Y	0.0%
Wheeling I, IL	2004	1974	54,210	89.4%	492	N	0.0%
Wheeling II, IL	2004	1979	67,825	95.0%	601	Y	9.8%
Woodridge, IL	2004	1987	50,232	89.2%	464	Y	17.2%
Schererville, IN	2014	2005	67,280	90.5%	562	N	39.2%
Boston I, MA	2010	1950	33,286	79.1%	584	N	99.8%
Boston II, MA	2002	2001	60,420	86.7%	626	N	98.7%
Boston III, MA	2014	1960	108,205	86.1%	1,098	N	25.1%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Leominster, MA	1998	1987/88/00	54,023	88.3%	506	Y	50.8%
Medford, MA	2007	2001	58,725	92.6%	657	Y	97.1%
Stoneham, MA	2013	2009/11	60,900	90.5%	588	N	99.8%
Tewksbury, MA	2014	2007	61,832	88.1%	750	N	100.0%
Baltimore, MD	2001	1999/00	93,550	88.6%	805	Y	48.6%
Beltsville, MD	2013	2006	63,707	86.0%	648	Y	9.7%
California, MD	2004	1998	77,840	85.6%	720	Y	41.3%
Clinton, MD	2013	2008/10	84,225	89.1%	903	Y	51.3%
District Heights, MD	2011	2007	78,490	87.5%	956	Y	96.1%
Elkridge, MD	2013	1999	63,525	88.5%	602	Y	91.2%
Gaithersburg, MD	2005	1998	87,045	87.8%	789	Y	45.3%
Hyattsville, MD	2013	2006	52,765	81.4%	602	Y	9.3%
Laurel, MD †	2001	1978/99/00	162,696	88.9%	1,009	N	64.2%
Temple Hills I, MD	2001	2000	97,150	86.7%	825	Y	70.5%
Temple Hills II, MD	2014	2010	84,100	84.8%	1,018	N	99.3%
Timonium, MD	2014	1965/98	66,717	87.4%	664	N	96.1%
Upper Marlboro, MD	2013	2006	62,290	88.2%	661	Y	5.4%
Belmont, NC	2001	1996/97/98	81,850	95.2%	595	N	21.6%
Burlington I, NC	2001	1990/91/93/94/98	109,396	88.9%	952	N	8.4%
Burlington II, NC	2001	1991	42,165	87.9%	394	Y	16.4%
Cary, NC	2001	1993/94/97	112,402	89.3%	798	N	11.9%
Charlotte, NC	2002	1999	69,000	91.3%	746	Y	44.3%
Raleigh, NC	1998	1994/95	48,675	93.7%	421	Y	11.6%
Bordentown, NJ	2012	2006	50,600	91.9%	383	N	27.0%
Brick, NJ	1996	1981	51,725	92.0%	436	N	0.0%
Cherry Hill I, NJ	2010	2004	51,500	92.6%	371	Y	0.0%
Cherry Hill II, NJ	2012	2004	64,825	90.2%	610	N	94.4%
Clifton, NJ	2005	2001	105,550	90.1%	1,010	Y	92.7%
Cranford, NJ	1996	1987	91,280	91.5%	854	Y	7.8%
East Hanover, NJ	1996	1983	107,679	92.8%	969	N	3.4%
Egg Harbor I, NJ	2010	2005	35,825	96.0%	285	N	14.3%
Egg Harbor II, NJ	2010	2002	70,400	92.3%	684	N	19.8%
Elizabeth, NJ	2005	1925/97	38,830	92.2%	674	N	0.0%
Fairview, NJ	1997	1989	27,876	88.9%	446	N	98.4%
Freehold, NJ	2012	2002	81,420	93.2%	748	Y	65.6%
Hamilton, NJ	2006	1990	70,450	92.8%	612	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	90.6%	743	N	99.2%
Linden, NJ	1996	1983	100,425	92.6%	1,118	N	5.3%
Lumberton, NJ	2012	2004	96,025	87.5%	772	Y	32.4%
Morris Township, NJ (6)	1997	1972	71,976	88.1%	562	Y	5.7%
Parsippany, NJ	1997	1981	58,550	92.2%	447	N	17.3%
Rahway, NJ	2013	2006	83,121	93.4%	982	Y	92.2%
Randolph, NJ	2002	1998/99	52,565	91.3%	541	N	91.2%
Sewell, NJ	2001	1984/98	57,826	91.1%	454	N	9.4%
Somerset, NJ	2012	2000	57,485	89.2%	512	N	82.7%
Whippany, NJ	2013	2007	92,070	91.0%	938	Y	85.9%
Albuquerque I, NM	2005	1985	65,927	91.7%	603	Y	13.7%
Albuquerque II, NM	2005	1985	58,798	88.1%	518	Y	15.0%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Albuquerque III, NM	2005	1986	57,536	91.8%	490	Y	11.8%
Henderson, NV	2014	2005	75,150	73.6%	530	N	75.6%
Las Vegas I, NV †	2006	1986	48,332	83.8%	361	Y	13.6%
Las Vegas II, NV	2006	1997	48,850	91.5%	523	Y	65.3%
Bronx I, NY	2010	1931/04	69,308	87.9%	1,322	N	97.4%
Bronx II, NY (5)	2011	2006	90,170	91.5%	827	N	99.2%
Bronx III, NY	2011	2007	106,065	87.5%	2,034	N	99.1%
Bronx IV, NY (5)	2011	2007	75,030	88.0%	1,310	N	99.2%
Bronx V, NY (5)	2011	2007	54,733	84.1%	1,100	N	99.5%
Bronx VI, NY (5)	2011	2011	46,020	84.7%	1,135	N	94.1%
Bronx VII, NY (5)	2012	2005	78,625	88.2%	1,524	N	100.0%
Bronx VIII, NY	2012	1928	30,550	91.4%	544	N	100.0%
Bronx IX, NY	2012	1973	147,720	87.7%	2,999	Y	99.6%
Bronx X, NY	2012	2001	159,780	84.6%	2,665	Y	74.7%
Bronx XI, NY (5) *	2014	2014	46,902	50.1%	1,110	N	98.7%
Brooklyn I, NY	2010	1917/04	57,500	87.4%	1,050	N	99.9%
Brooklyn II, NY	2010	1962/03	60,920	90.7%	1,145	N	18.8%
Brooklyn III, NY	2011	2006	41,585	89.2%	849	N	100.0%
Brooklyn IV, NY	2011	2006	37,467	88.7%	793	N	99.9%
Brooklyn V, NY	2011	2007	47,010	88.5%	885	N	100.0%
Brooklyn VI, NY	2011	2007	75,640	90.6%	1,414	N	97.7%
Brooklyn VII, NY	2011	2006	72,685	91.2%	1,399	N	99.9%
Brooklyn VIII, NY	2014	2010	61,075	94.8%	1,192	N	91.9%
Brooklyn IX, NY	2014	2013	46,980	92.6%	1,258	N	100.0%
Jamaica I, NY	2001	2000	88,385	91.3%	920	Y	21.4%
Jamaica II, NY	2011	2010	91,245	91.1%	1,472	N	99.9%
Long Island City, NY *	2014	2014	89,125	6.5%	1,954	N	100.0%
New Rochelle I, NY	2005	1998	46,037	86.8%	477	N	39.5%
New Rochelle II, NY	2012	1917	63,145	86.4%	1,023	Y	93.9%
North Babylon, NY	1998	1988/99	78,341	93.0%	643	N	11.8%
Patchogue, NY	2014	1982	47,739	83.1%	467	N	0.0%
Riverhead, NY	2005	1985/86/99	38,340	93.5%	328	N	0.0%
Southold, NY	2005	1989	59,595	93.6%	608	N	4.8%
Staten Island, NY	2013	1900/11	96,623	93.2%	913	N	100.0%
Tuckahoe, NY	2011	2007	51,343	87.0%	759	N	99.9%
West Hempstead, NY	2012	2002	84,457	87.5%	902	Y	35.2%
White Plains, NY	2011	1938	86,465	88.2%	1,507	N	77.9%
Woodhaven, NY	2011	2008	50,665	91.8%	1,029	N	99.9%
Wyckoff, NY	2010	1910/07	61,565	91.3%	1,042	N	96.2%
Yorktown, NY	2011	2006	78,595	86.8%	774	Y	79.1%
Cleveland I, OH	2005	1997/99	46,000	85.0%	342	Y	7.3%
Cleveland II, OH	2005	2000	58,325	89.1%	573	Y	0.0%
Columbus I, OH	2006	1999	71,905	91.4%	604	Y	26.1%
Columbus II, OH	2014	1999	36,844	77.5%	359	N	48.5%
Columbus III, OH	2014	1998/05	51,400	85.1%	401	N	0.0%
Columbus IV, OH	2014	2006	60,575	85.6%	473	N	19.2%
Columbus V, OH	2014	2006	60,925	77.9%	583	N	16.6%
Columbus VI, OH	2014	2002	63,725	82.7%	547	N	0.0%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Grove City, OH	2006	1997	89,290	88.8%	779	Y	15.0%
Hilliard, OH	2006	1995	89,190	92.2%	777	Y	24.9%
Lakewood, OH	1989*	1989	39,332	91.4%	456	Y	37.8%
Lewis Center, OH	2014	1985/05	80,830	73.2%	576	N	32.0%
Middleburg Heights, OH	1980*	1980	93,200	86.4%	693	Y	5.0%
North Olmsted I, OH	1979*	1979	48,665	89.3%	444	Y	10.5%
North Olmsted II, OH	1988*	1988	47,850	88.8%	398	Y	24.0%
North Randall, OH	1998*	1998/02	80,239	86.2%	804	N	92.2%
Reynoldsburg, OH	2006	1979	67,245	92.9%	665	Y	0.0%
Strongsville, OH	2007	1978	43,683	86.0%	402	Y	100.0%
Warrensville Heights, OH	1980*	1980/82/98	90,281	90.6%	718	Y	0.0%
Westlake, OH	2005	2001	62,750	93.4%	453	Y	8.6%
Conshohocken, PA	2012	2003	81,255	87.5%	732	Y	39.5%
Exton, PA	2012	2006	57,750	92.9%	544	N	96.2%
Langhorne, PA	2012	2001	65,050	85.4%	665	Y	58.8%
Levittown, PA	2001	2000	76,180	89.7%	653	Y	34.8%
Malvern, PA *	2013	2013	18,848	94.8%	232	N	100.0%
Montgomeryville, PA	2012	2003	84,145	89.8%	777	Y	50.4%
Norristown, PA	2011	2005	54,911	89.3%	518	N	99.8%
Philadelphia I, PA	2001	1999	97,414	87.3%	959	N	45.4%
Philadelphia II, PA	2014	2005	68,239	88.3%	855	N	58.1%
Exeter, RI	2014	1968/90	41,275	90.3%	409	N	21.7%
Johnston, RI	2014	2000	80,725	90.0%	575	N	0.0%
Wakefield, RI	2014	1956	45,895	83.4%	386	N	39.2%
Woonsocket, RI	2014	2004	72,704	86.2%	603	N	11.4%
Antioch, TN	2005	1985/98	76,190	86.4%	617	Y	7.6%
Nashville I, TN	2005	1984	103,840	89.1%	697	Y	0.0%
Nashville II, TN	2005	1986/00	83,384	89.7%	626	Y	12.6%
Nashville III, TN	2006	1985	101,575	89.0%	599	Y	8.5%
Nashville IV, TN	2006	1986/00	102,450	93.4%	728	Y	10.1%
Allen, TX	2012	2003	62,870	88.0%	501	Y	56.9%
Austin I, TX	2005	2001	59,620	89.4%	537	Y	63.3%
Austin II, TX	2006	2000/03	65,151	91.7%	593	Y	45.9%
Austin III, TX	2006	2004	70,560	89.0%	571	Y	92.7%
Austin IV, TX	2014	2004	65,370	97.1%	628	N	18.7%
Austin V, TX	2014	1999	67,850	92.9%	616	N	35.4%
Austin VI, TX	2014	2004	62,770	93.4%	751	N	55.2%
Bryan, TX	2005	1994	60,400	82.5%	495	Y	0.0%
Carrollton, TX	2012	2002	77,140	92.4%	538	Y	39.6%
College Station, TX	2005	1993	26,550	93.6%	346	N	0.0%
Cypress, TX	2012	1998	58,181	94.0%	446	Y	46.0%
Dallas I, TX	2005	2000	58,582	86.8%	532	Y	37.8%
Dallas II, TX	2013	1996	79,123	93.3%	601	Y	27.7%
Dallas III, TX	2014	1964/76	69,589	90.6%	887	N	91.3%
Denton, TX	2006	1996	60,846	87.9%	457	Y	3.3%
El Paso I, TX	2005	1980	59,852	92.7%	514	Y	6.2%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
El Paso II, TX	2005	1980	48,800	87.1%	419	Y	0.0%
El Paso III, TX	2005	1980	71,102	87.1%	582	Y	5.3%
El Paso IV, TX	2005	1983	66,906	87.6%	518	Y	2.9%
El Paso V, TX	2005	1982	62,290	91.7%	409	Y	0.0%
El Paso VI, TX	2005	1985	36,620	90.4%	254	Y	0.0%
El Paso VII, TX	2005	1982	34,423	57.2%	14	N	0.0%
Fort Worth I, TX	2005	2000	50,246	91.3%	403	Y	38.8%
Fort Worth II, TX	2006	2003	72,900	85.7%	650	Y	68.4%
Frisco I, TX	2005	1996	50,754	88.4%	428	Y	25.6%
Frisco II, TX	2005	1998/02	71,399	90.2%	520	Y	28.5%
Frisco III, TX	2006	2004	74,765	87.5%	622	Y	92.5%
Frisco IV, TX †	2010	2007	75,035	91.7%	509	Y	21.4%
Frisco V, TX	2014	2002	74,490	87.6%	552	N	59.6%
Frisco VI, TX	2014	2004	68,926	83.0%	539	N	54.7%
Garland I, TX	2006	1991	70,100	91.5%	680	Y	4.3%
Garland II, TX	2006	2004	68,425	89.0%	469	Y	53.9%
Houston III, TX	2005	1984	60,820	96.8%	459	Y	9.1%
Houston IV, TX	2005	1987	43,750	94.9%	380	Y	10.2%
Houston V, TX †	2006	1980/97	125,135	90.8%	1,007	Y	61.7%
Houston VI, TX	2011	2002	54,680	93.2%	593	Y	99.0%
Houston VII, TX	2012	2004	47,102	90.4%	522	N	100.0%
Houston VIII, TX	2012	1989	54,241	90.7%	499	N	78.2%
Houston IX, TX	2012	1992	51,218	92.5%	432	Y	47.9%
Katy, TX	2013	2009	71,308	84.5%	576	Y	88.6%
Keller, TX	2006	2000	61,885	91.0%	486	Y	23.2%
Lewisville I, TX	2006	1996	58,140	90.3%	429	Y	22.3%
Lewisville II, TX	2013	2003	127,609	90.3%	1,193	Y	29.0%
Mansfield I, TX	2006	2003	63,025	89.8%	480	Y	43.4%
Mansfield II, TX	2012	2002	57,775	93.7%	483	Y	68.2%
McKinney I, TX	2005	1996	47,020	88.7%	356	Y	12.0%
McKinney II, TX	2006	1996	70,050	88.7%	537	Y	47.3%
McKinney III, TX	2014	2014	67,468	11.5%	392	N	37.6%
North Richland Hills, TX	2005	2002	57,200	91.4%	431	Y	60.3%
Pearland, TX	2012	1985	72,050	92.2%	466	Y	45.9%
Richmond, TX	2013	1998	102,278	92.6%	538	Y	29.8%
Roanoke, TX	2005	1996/01	59,660	90.4%	445	Y	30.9%
San Antonio I, TX	2005	2005	73,309	86.6%	575	Y	89.4%
San Antonio II, TX	2006	2005	73,230	90.5%	670	N	91.5%
San Antonio III, TX	2007	2006	71,775	88.9%	566	N	93.7%
Spring, TX	2006	1980/86	72,751	93.2%	534	Y	26.7%
Murray I, UT	2005	1976	60,280	85.0%	622	Y	0.0%
Murray II, UT †	2005	1978	71,221	91.1%	373	Y	5.4%
Salt Lake City I, UT	2005	1976	56,446	91.1%	726	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	91.7%	493	Y	0.0%
Alexandria, VA	2012	2000	114,150	87.9%	1,150	Y	97.2%
Burke Lake, VA	2011	2003	91,667	87.9%	898	Y	81.6%
Fairfax, VA	2012	1999	73,325	88.3%	676	N	88.3%

Facility Location	Year Acquired / Developed (1)	Year Built	Rentable Square Feet	Occupancy (2)	Cubes	Manager Apartment (3)	% Climate Controlled (4)
Fredericksburg I, VA	2005	2001/04	69,475	89.1%	611	N	22.0%
Fredericksburg II, VA	2005	1998/01	61,057	84.2%	561	N	87.0%
Leesburg, VA	2011	2001/04	85,503	87.2%	890	Y	83.9%
Manassas, VA	2010	1998	72,745	84.8%	638	Y	64.7%
McLearen, VA	2010	2002	68,960	87.0%	722	Y	90.9%
Vienna, VA	2012	2000	54,698	87.7%	561	Y	97.2%
Total/Weighted Average (421 facilities)			28,621,742	89.1%	277,336

* Denotes facilities developed by us or acquired at development completion.

† Denotes facilities that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2014, facilities in our owned portfolio included an aggregate of approximately 271,000 rentable square feet of commercial space.

(1) Represents the year acquired for those facilities we acquired from a third party or the year of completion for those facilities we developed.

(2) Represents occupied square feet at December 31, 2014 divided by total rentable square feet.

(3) Indicates whether a facility has an on-site apartment where a manager resides.

(4) Represents the percentage of rentable square feet in climate-controlled cubes.

(5) We do not own the land at these facilities.  We lease the land pursuant to ground leases that expire between 2052 and 2061, subject to renewal options.

(6) We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2015 and 2019.

We have grown by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet and total revenues for our facilities owned as of December 31, 2014, and for each of the previous three years, grouped by the year during which we first owned or operated the facility.

Facilities by Year Acquired - Average Occupancy

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Facilities	Feet	2014	2013	2012
2011 and earlier	309	20,541,389	90.9%	88.3%	82.7%
2012	37	2,634,103	90.7%	87.6%	83.8%
2013	20	1,474,667	87.2%	80.6%	—
2014	55	3,971,583	85.6%	—	—
All Facilities Owned as of December 31, 2014	421	28,621,742	90.3%	88.0%	82.8%

Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Facilities	2014	2013	2012

2011 and earlier	309	$13.94	$13.49	$13.43
2012	37	18.86	18.15	15.55
2013	20	14.70	12.44	—
2014	55	14.61	—	—
All Facilities Owned as of December 31, 2014	421	$14.52	$13.93	$13.67

Facilities by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (1)	# of Facilities	2014	2013	2012

2011 and earlier	309	18,654,548	18,078,248	16,994,512
2012	37	2,389,049	2,309,401	2,199,295
2013	20	1,287,062	1,191,148	—
2014	55	3,269,341	—	—
All Facilities Owned as of December 31, 2014	421	25,600,000	21,578,797	19,193,807

Facilities by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Facilities	2014	2013	2012

2011 and earlier	309	$276,405	$257,919	$239,331
2012	37	47,429	43,926	19,028
2013	20	20,070	7,048	—
2014	55	21,611	—	—
All Facilities Owned as of December 31, 2014	421	$365,515	$308,893	$258,359

(1)         Represents the year acquired for those facilities we acquired from a third party or the year developed for those facilities we developed.

(2)         Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.   Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $15.7 million, $15.7 million and $15.0 million, for the periods ended December 31, 2014, 2013 and 2012.

(3)         Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of facilities.

Unconsolidated Real Estate Venture

On December 10, 2013, we acquired a 50% ownership interest in an unconsolidated real estate venture, which we refer to as HHF, that owns 35 self-storage facilities located in Texas (34) and North Carolina (1).  These facilities contain an aggregate of 2.4 million rentable square feet.  The joint venture paid $315.7 million for these facilities.  We and our joint venture partner each contributed 50% of the equity capital to fund the acquisition.  On May 1, 2014, HHF obtained a $100 million loan secured by the 34 self-storage facilities located in Texas.  The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.  We account for our investment in the HHF joint venture using the equity method.  See note 5 to the consolidated financial statements.

Planned Renovations and Improvements

We have a capital improvement program that includes office upgrades, adding climate control to selected cubes, construction of parking areas and other facility upgrades.  For 2015, we anticipate spending approximately $7 million to $11 million associated with these capital expenditures.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2014, there were approximately 65 registered record holders of the Parent Company’s common shares and 11 holders (other than the Parent Company) of the Operating Partnership’s common units.  These figures do not include common shares held by brokers and other institutions on behalf of shareholders.  There is no established trading market for units of the Operating Partnership.  The following table shows the high and low closing prices per common share, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

	High	Low	Cash Dividends Declared per Share
2013
First quarter	$15.92	$14.24	$0.11
Second quarter	$17.57	$15.48	$0.11
Third quarter	$17.96	$15.94	$0.11
Fourth quarter	$19.48	$15.12	$0.13

2014
First quarter	$17.98	$15.63	$0.13
Second quarter	$18.78	$17.60	$0.13
Third quarter	$19.10	$17.81	$0.13
Fourth quarter	$22.92	$18.01	$0.16

For each quarter in 2013 and 2014, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital.  The characterization of the Parent Company’s dividends for 2014 consisted of a 94.143% ordinary income distribution and a 5.857% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s preferred shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our preferred dividends for 2014 consisted of a 92.837% ordinary income distribution and a 7.163% capital gain distribution from earnings and profits.

We intend to continue to declare quarterly distributions.  However, we cannot provide any assurance as to the amount or timing of future distributions.  Under our Credit Facility, we are restricted from paying distributions on the Parent Company’s common shares in excess of the greater of (i) 95% of our funds from operations, and (ii) such amount as may be necessary to maintain our REIT status.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2009 and ending December 31, 2014.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
CubeSmart	100.00	131.90	151.63	215.03	241.93	344.85
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NAREIT All Equity REIT Index	100.00	127.95	138.55	165.84	170.58	218.38

On September 27, 2007, the Parent Company announced that the Board of Trustees approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date and there were no other repurchases of the Parent Company’s common shares during the year ended December 31, 2014.

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial data as of and for the five-year period ended December 31, 2014 are derived from the Parent Company’s consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and the report thereon, are included herein.  The information presented below under the caption “Selected Operating Data” is not derived from the financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
REVENUES
Rental income	$330,898	$281,250	$236,160	$188,249	$165,631
Other property related income	40,065	32,365	25,821	18,987	15,697
Property management fee income	6,000	4,780	4,341	3,768	2,829
Total revenues	376,963	318,395	266,322	211,004	184,157
OPERATING EXPENSES
Property operating expenses	132,701	118,222	103,488	87,570	78,581
Depreciation and amortization	126,813	112,313	109,830	61,972	53,410
General and administrative	28,422	29,563	26,131	24,693	25,406
Acquisition related costs	7,484	3,849	3,086	3,823	759
Total operating expenses	295,420	263,947	242,535	178,058	158,156
OPERATING INCOME	81,543	54,448	23,787	32,946	26,001
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(46,802)	(40,424)	(40,318)	(32,787)	(37,367)
Loan procurement amortization expense	(2,190)	(2,058)	(3,279)	(5,028)	(6,463)
Loan procurement amortization expense - early repayment of debt	—	(414)	—	(8,167)	—
Equity in losses of real estate ventures	(6,255)	(1,151)	(745)	(281)	—
Gain from remeasurement of investment in real estate venture	—	—	7,023	—	—
Gain from sale of real estate	475	—	—	—	—
Other	(405)	8	256	(83)	386
Total other expense	(55,177)	(44,039)	(37,063)	(46,346)	(43,444)
INCOME (LOSS) FROM CONTINUING OPERATIONS	26,366	10,409	(13,276)	(13,400)	(17,443)
DISCONTINUED OPERATIONS
Income from discontinued operations	336	4,145	7,093	11,944	9,598
Gain from disposition of discontinued operations	—	27,440	9,811	3,903	1,826
Total discontinued operations	336	31,585	16,904	15,847	11,424
NET INCOME (LOSS)	26,702	41,994	3,628	2,447	(6,019)
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(307)	(588)	107	(35)	381
Noncontrolling interest in subsidiaries	(16)	42	(1,918)	(2,810)	(1,755)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	26,379	41,448	1,817	(398)	(7,393)
Distribution to preferred shareholders	(6,008)	(6,008)	(6,008)	(1,218)	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$20,371	$35,440	$(4,191)	$(1,616)	$(7,393)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.13	$0.03	$(0.17)	$(0.16)	$(0.19)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.01	$0.23	$0.14	$0.14	$0.11
Basic earnings (loss) per share attributable to common shareholders	$0.14	$0.26	$(0.03)	$(0.02)	$(0.08)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.13	$0.03	$(0.17)	$(0.16)	$(0.19)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.01	$0.23	$0.14	$0.14	$0.11
Diluted earnings (loss) per share attributable to common shareholders	$0.14	$0.26	$(0.03)	$(0.02)	$(0.08)

Weighted-average basic shares outstanding (1)	149,107	135,191	124,548	102,976	93,998
Weighted-average diluted shares outstanding (1)	150,863	137,742	124,548	102,976	93,998

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$20,040	$4,392	$(20,689)	$(16,734)	$(18,223)
Total discontinued operations	331	31,048	16,498	15,118	10,830
Net income (loss)	$20,371	$35,440	$(4,191)	$(1,616)	$(7,393)

	At December 31,
	2014	2013	2012	2011	2010

Balance Sheet Data (in thousands):
Storage facilities, net	$2,625,129	$2,155,170	$2,089,707	$1,788,720	$1,428,491
Total assets	2,786,339	2,358,624	2,150,319	1,875,979	1,478,819
Unsecured senior notes	500,000	500,000	250,000	—	—
Revolving credit facility	78,000	38,600	45,000	—	43,000
Unsecured term loans	400,000	400,000	500,000	400,000	200,000
Mortgage loans and notes payable	195,851	200,218	228,759	358,441	372,457
Total liabilities	1,286,898	1,229,142	1,112,420	830,925	668,266
Noncontrolling interests in the Operating Partnership	49,823	36,275	47,990	49,732	45,145
Total CubeSmart shareholders’ equity	1,448,026	1,092,276	989,791	955,913	724,216
Noncontrolling interests in subsidiaries	1,592	931	118	39,409	41,192
Total liabilities and equity	2,786,339	2,358,624	2,150,319	1,875,979	1,478,819

Other Data:
Number of facilities	421	366	381	370	363
Total rentable square feet (in thousands)	28,622	24,662	25,485	24,420	23,635
Occupancy percentage	89.1%	88.3%	84.4%	78.4%	76.3%
Cash dividends declared per share (2)	$0.550	$0.460	$0.350	$0.290	$0.145

(1)         OP units have been excluded from the earnings per share calculations as the related income or loss is presented in noncontrolling interests in the Operating Partnership.

(2)         We announced full quarterly dividends of $0.025 per common share on February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.070 per common share on December 14, 2010, February 23, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.080 and $0.393 per common and preferred shares, respectively, on December 8, 2011; dividends of $0.080 and $0.484 per common and preferred shares, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012; dividends of $0.110 and $0.484 per common and preferred shares, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.130 and $0.484 per common and preferred shares, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014, and dividends of $0.160 and $0.484 per common and preferred shares, respectively, on December 16, 2014.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected historical financial data as of and for the five-year period ended December 31, 2014 are derived from the Operating Partnership’s consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2014 and 2013, and for each of the years in the three-year period ended December 31, 2014, and the report thereon, are included herein.  The information presented below under the caption “Selected Operating Data” is not derived from the financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per unit data)
REVENUES
Rental income	$330,898	$281,250	$236,160	$188,249	$165,631
Other property related income	40,065	32,365	25,821	18,987	15,697
Property management fee income	6,000	4,780	4,341	3,768	2,829
Total revenues	376,963	318,395	266,322	211,004	184,157
OPERATING EXPENSES
Property operating expenses	132,701	118,222	103,488	87,570	78,581
Depreciation and amortization	126,813	112,313	109,830	61,972	53,410
General and administrative	28,422	29,563	26,131	24,693	25,406
Acquisition related costs	7,484	3,849	3,086	3,823	759
Total operating expenses	295,420	263,947	242,535	178,058	158,156
OPERATING INCOME	81,543	54,448	23,787	32,946	26,001
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(46,802)	(40,424)	(40,318)	(32,787)	(37,367)
Loan procurement amortization expense	(2,190)	(2,058)	(3,279)	(5,028)	(6,463)
Loan procurement amortization expense - early repayment of debt	—	(414)	—	(8,167)	—
Equity in losses of real estate ventures	(6,255)	(1,151)	(745)	(281)	—
Gain from remeasurement of investment in real estate venture	—	—	7,023	—	—
Gain from sale of real estate	475	—	—	—	—
Other	(405)	8	256	(83)	386
Total other expense	(55,177)	(44,039)	(37,063)	(46,346)	(43,444)
INCOME (LOSS) FROM CONTINUING OPERATIONS	26,366	10,409	(13,276)	(13,400)	(17,443)
DISCONTINUED OPERATIONS
Income from discontinued operations	336	4,145	7,093	11,944	9,598
Gain from disposition of discontinued operations	—	27,440	9,811	3,903	1,826
Total discontinued operations	336	31,585	16,904	15,847	11,424
NET INCOME (LOSS)	26,702	41,994	3,628	2,447	(6,019)
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(16)	42	(1,918)	(2,810)	(1,755)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	26,686	42,036	1,710	(363)	(7,774)
Operating Partnership interests of third parties	(307)	(588)	107	(35)	381
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	26,379	41,448	1,817	(398)	(7,393)
Distribution to preferred unitholders	(6,008)	(6,008)	(6,008)	(1,218)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$20,371	$35,440	$(4,191)	$(1,616)	$(7,393)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.13	$0.03	$(0.17)	$(0.16)	$(0.19)
Basic earnings per unit from discontinued operations attributable to common unitholders	$0.01	$0.23	$0.14	$0.14	$0.11
Basic earnings (loss) per unit attributable to common unitholders	$0.14	$0.26	$(0.03)	$(0.02)	$(0.08)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.13	$0.03	$(0.17)	$(0.16)	$(0.19)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$0.01	$0.23	$0.14	$0.14	$0.11
Diluted earnings (loss) per unit attributable to common unitholders	$0.14	$0.26	$(0.03)	$(0.02)	$(0.08)

Weighted-average basic units outstanding (1)	149,107	135,191	124,548	102,976	93,998
Weighted-average diluted units outstanding (1)	150,863	137,742	124,548	102,976	93,998

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income (loss) from continuing operations	$20,040	$4,392	$(20,689)	$(16,734)	$(18,223)
Total discontinued operations	331	31,048	16,498	15,118	10,830
Net income (loss)	$20,371	$35,440	$(4,191)	$(1,616)	$(7,393)

	At December 31,
	2014	2013	2012	2011	2010

Balance Sheet Data (in thousands):
Storage facilities, net	$2,625,129	$2,155,170	$2,089,707	$1,788,720	$1,428,491
Total assets	2,786,339	2,358,624	2,150,319	1,875,979	1,478,819
Unsecured senior notes	500,000	500,000	250,000	—	—
Revolving credit facility	78,000	38,600	45,000	—	43,000
Unsecured term loans	400,000	400,000	500,000	400,000	200,000
Mortgage loans and notes payable	195,851	200,218	228,759	358,441	372,457
Total liabilities	1,286,898	1,229,142	1,112,420	830,925	668,266
Operating Partnership interests of third parties	49,823	36,275	47,990	49,732	45,145
Total CubeSmart L.P. Capital	1,448,026	1,092,276	989,791	955,913	724,216
Noncontrolling interests in subsidiaries	1,592	931	118	39,409	41,192
Total liabilities and capital	2,786,339	2,358,624	2,150,319	1,875,979	1,478,819

Other Data:
Number of facilities	421	366	381	370	363
Total rentable square feet (in thousands)	28,620	24,662	25,485	24,420	23,635
Occupancy percentage	89.1%	88.3%	84.4%	78.4%	76.3%
Cash dividends declared per unit (2)	$0.550	$0.460	$0.350	$0.290	$0.145

(1)  OP units have been excluded from the earnings per unit calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)   We announced full quarterly dividends of $0.025 per common unit on February 24, 2010, June 2, 2010, and August 4, 2010; dividends of $0.070 per common unit on December 14, 2010, February 23, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.080 and $0.393 per common and preferred units, respectively, on December 8, 2011; dividends of $0.080 and $0.484 per common and preferred units, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012; dividends of $0.110 and $0.484 per common and preferred units, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.130 and $0.484 per common and preferred units, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014, and dividends of $0.160 and $0.484 per common and preferred units, respectively, on December 16, 2014.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2014 and December 31, 2013, we owned 421 and 366 self-storage facilities, respectively, totaling approximately 28.6 million and 24.7 million rentable square feet, respectively.  As of December 31, 2014, we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of December 31, 2014, we managed 174 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture) bringing the total number of facilities we owned and/or managed to 595.  As of December 31, 2014, we managed facilities for third parties in the following 21 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, New Jersey, New York, North Carolina, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in Florida, New York, Texas, and California provided approximately 17%, 17%, 10% and 8%, respectively, of total revenues for the year ended December 31, 2014.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the consolidated financial statements included in this Report.  Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Report.  A summary of significant accounting policies is also provided in the notes to our consolidated financial statements (see note 2 to the consolidated financial statements).  These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty.  Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2014, 2013 and 2012.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our equity incentive plans.  The share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options.  The Company has elected to recognize compensation expense on a straight-line method over the requisite service period.

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

The Parent Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Parent Company’s ordinary income, (b) 95% of the Parent Company’s net capital gains, and (c) 100% of prior year taxable income exceeds cash distributions and certain taxes paid by the Parent Company.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP (“GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

In April 2014, the FASB issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted.  The Company elected to adopt this guidance in 2014 and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company disposed of one asset during the year ended December 31, 2014; however, the disposal did not meet the criteria for discontinued operations under the new guidance.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At December 31, 2014, we owned 346 same-store facilities and 75 non-same-store facilities.  All of the non-same-store facilities were 2013 and 2014 acquisitions or developed facilities.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At December 31, 2014, 2013 and 2012, we owned 421, 366 and 381 self-storage facilities and related assets, respectively.

The following table summarizes the change in number of owned self-storage facilities from January 1, 2012 through December 31, 2014:

	2014	2013	2012

Balance - January 1	366	381	370
Facilities acquired	10	1	6
Facilities developed	2	—	—
Facilities sold	—	(5)	—
Balance - March 31	378	377	376
Facilities acquired	9	9	2
Facilities sold	—	—	(8)
Balance - June 30	387	386	370
Facilities acquired	3	4	24
Facilities sold	—	(8)	(7)
Balance - September 30	390	382	387
Facilities acquired	31	6	5
Facilities sold	—	(22)	(11)
Balance - December 31	421	366	381

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES:
Rental income	$291,767	$273,105	$18,662	6.8%	$39,131	$8,145	$—	$—	$330,898	$281,250	$49,648	17.7%
Other property related income	32,111	28,977	3,134	10.8%	5,098	796	2,856	2,592	40,065	32,365	7,700	23.8%
Property management fee income	—	—	—	—	—	—	6,000	4,780	6,000	4,780	1,220	25.5%
Total revenues	323,878	302,082	21,796	7.2%	44,229	8,941	8,856	7,372	376,963	318,395	58,568	18.4%

OPERATING EXPENSES:
Property operating expenses	102,142	99,681	2,461	2.5%	15,243	4,237	15,316	14,304	132,701	118,222	14,479	12.2%
NET OPERATING INCOME:	221,736	202,401	19,335	9.6%	28,986	4,704	(6,460)	(6,932)	244,262	200,173	44,089	22.0%

Property count	346	346			75	20			421	366
Total square footage	23,175	23,175			5,447	1,475			28,622	24,650
Period End Occupancy (1)	90.0%	88.8%			85.1%	80.7%			89.1%	88.3%
Period Average Occupancy (2)	90.8%	88.2%
Realized annual rent per occupied sq ft (3)	$13.86	$13.35

Depreciation and amortization									126,813	112,313	14,500	12.9%
General and administrative									28,422	29,563	(1,141)	-3.9%
Acquisition related costs									7,484	3,849	3,635	94.4%
Subtotal									162,719	145,725	16,994	11.7%
OPERATING INCOME									81,543	54,448	27,095	49.8%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(46,802)	(40,424)	(6,378)	-15.8%
Loan procurement amortization expense									(2,190)	(2,058)	(132)	-6.4%
Loan procurement amortization expense - early repayment of debt									—	(414)	414	100.0%
Equity in losses of real estate ventures									(6,255)	(1,151)	(5,104)	-443.4%
Gain from sale of real estate									475	—	475	100.0%
Other									(405)	8	(413)	-5162.5%
Total other expense									(55,177)	(44,039)	(11,138)	-25.3%

INCOME FROM CONTINUING OPERATIONS									26,366	10,409	15,957	153.3%

DISCONTINUED OPERATIONS
Income from discontinued operations									336	4,145	(3,809)	-91.9%
Gain from disposition of discontinued operations									—	27,440	(27,440)	-100.0%
Total discontinued operations									336	31,585	(31,249)	-98.9%
NET INCOME									26,702	41,994	(15,292)	-36.4%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(307)	(588)	281	47.8%
Noncontrolling interests in subsidiaries									(16)	42	(58)	-138.1%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$26,379	$41,448	$(15,069)	-36.4%
Distribution to preferred shareholders									(6,008)	(6,008)	—	0.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$20,371	$35,440	$(15,069)	-42.5%

(1)       Represents occupancy at December 31 of the respective year.

(2)       Represents the weighted average occupancy for the period.

(3)       Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $281.3 million in 2013 to $330.9 million in 2014, an increase of $49.6 million, or 17.7%. This increase is primarily attributable to $31.0 million of additional income from the facilities acquired in 2013 and 2014 and increases in net rental rates and average occupancy on the same-store portfolio which provided an $18.7 million increase in rental income during 2014 as compared to 2013.

Other property related income consists of late fees, administrative charges, customer insurance commissions, sales of storage supplies and other ancillary revenues.  Other property related income increased from $32.4 million in 2013 to $40.1 million in 2014, an increase of $7.7 million, or 23.8%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $4.3 million on the facilities acquired in 2013 and 2014 and a $3.1 million increase in same-store property related income mainly attributable to increased insurance penetration and higher average occupancy.

Property management fee income increased to $6.0 million in 2014 from $4.8 million during 2013, an increase of $1.2 million, or 25.5%.  This increase is attributable to an increase in management fees related to the third-party management business (174 facilities as of December 31, 2014 compared to 160 facilities as of December 31, 2013).

Operating Expenses

Property operating expenses increased from $118.2 million in 2013 to $132.7 million in 2014, an increase of $14.5 million, or 12.2%.  This increase is primarily attributable to $11.0 million of increased expenses associated with newly acquired facilities in 2014 and 2013.  Additionally, property operating expenses on the same-store portfolio increased $2.5 million due to an increase of $1.5 million in property taxes, $0.5 million in snow removal costs and $0.5 million in utilities.

Depreciation and amortization increased from $112.3 million in 2013 to $126.8 million in 2014, an increase of $14.5 million, or 12.9%.  This increase is primarily attributable to depreciation and amortization expense related to the 2013 and 2014 acquisitions.

General and administrative expenses decreased from $29.6 million for the year ending December 31, 2013 to $28.4 million for the year ending December 31, 2014, a decrease of $1.2 million, or 3.9%.  The decrease is primarily attributable to $2.0 million of decreased share-based compensation expense.

Acquisition related costs increased from $3.8 million during 2013 to $7.5 million during 2014 as a result of the acquisition of 53 self-storage facilities in 2014 compared to 20 acquisitions during 2013, and $2.6 million in contingent consideration related to recent acquisitions.

Other (expense) income

Interest expense increased from $40.4 million during the year ended December 31, 2013 to $46.8 million during the year ended December 31, 2014, an increase of $6.4 million.  The increase is attributable to a higher weighted average interest rate and a higher amount of outstanding debt in 2014. The weighted average effective interest rate of our outstanding debt increased from 3.93% for the year ended December 31, 2013 to 4.02% for the year ended December 31, 2014 as a result of the issuance of $250 million in aggregate principal amount of 4.375% unsecured senior notes during the fourth quarter of 2013.  The average outstanding debt balance increased $136 million to $1.2 billion for the year ended December 31, 2104 as the result of the increase in acquisition activity from the prior year.

Equity in losses of real estate venture increased from $1.2 million during the year ended December 31, 2013 to $6.3 million during the year ended December 31, 2014, an increase of $5.1 million.  This expense is related to our share of the losses attributable to HHF, a partnership in which we own a 50% interest.  The increase is driven by results of operations for a full year during 2014 compared to one month in 2013.

Discontinued Operations

Income from discontinued operations decreased from $4.1 million for the year ended December 31, 2013 to $0.3 million for the year ended December 31, 2014.  The income during the 2013 period represents the results of operations during the year for the 35 assets sold during 2013 for the period the assets were owned by us.  The income during the 2014 period represents real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that we sold in prior years.

Gains from disposition of discontinued operations were $27.4 million for the year ended December 31, 2013, with no comparable gains during 2014.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2013	2012	(Decrease)	Change	2013	2012	2013	2012	2013	2012	(Decrease)	Change
REVENUES:
Rental income	$221,015	$207,416	$13,599	6.6%	$60,235	$28,744	$—	$—	$281,250	$236,160	$45,090	19.1%
Other property related income	23,780	20,575	3,205	15.6%	5,993	3,274	2,592	1,972	32,365	25,821	6,544	25.3%
Property management fee income	—	—	—	0.0%	—	—	4,780	4,341	4,780	4,341	439	10.1%
Total revenues	244,795	227,991	16,804	7.4%	66,228	32,018	7,372	6,313	318,395	266,322	52,073	19.6%

OPERATING EXPENSES:
Property operating expenses	80,903	78,045	2,858	3.7%	23,015	11,599	14,304	13,844	118,222	103,488	14,734	14.2%
NET OPERATING INCOME:	163,892	149,946	13,946	9.3%	43,213	20,419	(6,932)	(7,531)	200,173	162,834	37,339	22.9%

Property count	298	298			68	48			366	346
Total square footage	19,801	19,801			4,861	3,365			24,662	23,166
Period End Occupancy (1)	88.9%	85.1%			85.6%	82.4%			88.3%	84.7%
Period Average Occupancy (2)	88.4%	83.1%
Realized annual rent per occupied sq ft (3)	$12.62	$12.61

Depreciation and amortization									112,313	109,830	2,483	2.3%
General and administrative									29,563	26,131	3,432	13.1%
Acquisition related costs									3,849	3,086	763	24.7%
Subtotal									145,725	139,047	6,678	4.8%
OPERATING INCOME									54,448	23,787	30,661	128.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(40,424)	(40,318)	(106)	-0.3%
Loan procurement amortization expense									(2,058)	(3,279)	1,221	37.2%
Loan procurement amortization expense - early repayment of debt									(414)	—	(414)	-100.0%
Equity in losses of real estate ventures									(1,151)	(745)	(406)	-54.5%
Gain from remeasurement of investment in real estate venture									—	7,023	(7,023)	-100.0%
Other									8	256	(248)	-96.9%
Total other expense									(44,039)	(37,063)	(6,976)	-18.8%

INCOME (LOSS) FROM CONTINUING OPERATIONS									10,409	(13,276)	23,685	178.4%

DISCONTINUED OPERATIONS
Income from discontinued operations									4,145	7,093	(2,948)	-41.6%
Gain from disposition of discontinued operations									27,440	9,811	17,629	179.7%
Total discontinued operations									31,585	16,904	14,681	86.8%
NET INCOME									41,994	3,628	38,366	1057.5%
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(588)	107	(695)	-649.5%
Noncontrolling interests in subsidiaries									42	(1,918)	1,960	102.2%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$41,448	$1,817	$39,631	2181.1%
Distribution to preferred shareholders									(6,008)	(6,008)	—	0.0%
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$35,440	$(4,191)	$39,631	-945.6%

(1)       Represents occupancy at December 31 of the respective year.

(2)       Represents the weighted average occupancy for the period.

(3)       Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $236.2 million in 2012 to $281.3 million in 2013, an increase of $45.1 million, or 19.1%. This increase is primarily attributable to $31.5 million of additional income from the facilities acquired in 2012 and 2013 and an increase in average occupancy on the same-store portfolio which contributed to the $13.6 million increase in rental income during 2013 as compared to 2012.

Other property related income consists of late fees, administrative charges, customer insurance commissions, sales of storage supplies and other ancillary revenues.  Other property related income increased from $25.8 million in 2012 to $32.4 million in 2013, an increase of $6.6 million, or 25.3%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $6.5 million during the year ended December 31, 2013 as compared to the year ended December 31, 2012, driven by a $3.2 million increase in same-store property related income mainly attributable to increased insurance penetration and higher commission percentages.  Additionally, the 2012 and 2013 acquisitions contributed $2.7 million to the increase in other property related income.

Operating Expenses

Property operating expenses increased from $103.5 million in 2012 to $118.2 million in 2013, an increase of $14.7 million, or 14.2%.  This increase is primarily attributable to $11.4 million of increased expenses associated with newly acquired facilities in 2013 and 2012.  Additionally, property operating expenses on the same-store portfolio increased $2.9 million primarily due to an increase of $1.9 million in property taxes and $1.1 million in payroll related expenses.

Depreciation and amortization increased from $109.8 million in 2012 to $112.3 million in 2013, an increase of $2.5 million, or 2.3%.  This increase is primarily attributable to depreciation and amortization expense related to the 2012 and 2013 acquisitions.

General and administrative expenses increased from $26.1 million for the year ending December 31, 2012 to $29.6 million for the year ending December 31, 2013, an increase of $3.5 million, or 13.1%.  The increase in primarily attributable to $1.5 million in additional share-based compensation expense and $1.1 million in additional payroll expenses.

Other (expense) income

Interest expense increased from $40.3 million during the year ended December 31, 2012 to $40.4 million during the year ended December 31, 2013, an increase of $0.1 million.  The increase is attributable to higher amounts of debt outstanding in 2013 offset by a lower weighted average interest rate. The weighted average effective interest rate of our outstanding debt decreased from 4.31% for the year ended December 31, 2012 to 3.93% for the year ended December 31, 2013 as a result of the repayment of certain secured indebtedness and amendments to our Term Loan Facility and Credit Facility that reduced our borrowing costs.

Loan procurement amortization expense decreased from $3.3 million during 2012 to $2.1 million during 2013, a decrease of $1.2 million, or 37.2%. This decrease is the result of lower amortization expense on loan procurement costs related to several fixed-rate mortgages that were repaid during 2012 and 2013.

Gain from remeasurement of investment in real estate venture was $7.0 million for the year ended December 31, 2012, with no comparable gains during 2013.  In 2012, we purchased the remaining 50% ownership in a consolidated joint venture.  As a result of the transaction, we remeasured our original 50% interest and recorded a gain of approximately $7.0 million, which is reflected in Gain from remeasurement of investment in real estate venture.

Discontinued Operations

Income from discontinued operations decreased from $7.1 million for the year ended December 31, 2012 to $4.1 million for the year ended December 31, 2013.  The income during the 2013 period represents the results of operations during the year for the 35 assets sold during 2013 for the period the assets were owned by us.  Income during the 2012 period represents the results of operations during the year for the 35 assets sold during 2013 and the 26 assets sold during 2012 for the period the assets were owned by us.

Gains from disposition of discontinued operations increased from $9.8 million during 2012 to $27.4 million during 2013.  These gains are determined on a transactional basis and accordingly are not comparable across reporting periods.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI,” as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): income from discontinued operations, gains from disposition of discontinued operations, other income, gains from remeasurement of investments in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2014 and 2013 (in thousands):

	For the Year Ended December 31,
	2014	2013

Net income attributable to the Company’s common shareholders	$20,371	$35,440

Add (deduct):
Real estate depreciation and amortization:
Real property - continuing operations	125,136	110,157
Real property - discontinued operations	—	2,703
Company’s share of unconsolidated real estate ventures	12,543	1,080
Gains from sale of real estate	(475)	(27,440)
Noncontrolling interests in the Operating Partnership	307	588

FFO	$157,882	$122,528

Add:
Loan procurement amortization expense - early repayment of debt	—	414
Acquisition related costs (1)	7,484	4,170

FFO, as adjusted	$165,366	$127,112

Weighted-average diluted shares and units outstanding	153,125	140,051

(1)         Acquisition related costs for the year ended December 31, 2013 include $0.3 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

Cash Flows

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2014	2013	Change
	(in thousands)

Operating activities	$166,032	$142,862	$23,170
Investing activities	$(522,699)	$(282,924)	$(239,775)
Financing activities	$356,392	$138,743	$217,649

Cash provided by operating activities for the years ended December 31, 2014 and 2013 was $166.0 million and $142.9 million, respectively, an increase of $23.1 million.  Our increased cash flow from operating activities is primarily attributable to our 2013 and 2014 acquisitions and increased net operating income levels on the same-store portfolio in the 2014 period as compared to the 2013 period.

Cash used in investing activities was $522.7 million in 2014 and $282.9 million in 2013, an increase of $239.8 million driven by an increase in cash used for acquisitions of self-storage facilities.  Cash used in 2014 relates to the acquisition of 53 facilities for an aggregate purchase price of $568.2 million, net of $27.5 million of assumed debt, while cash used in investing activities in 2013 relates to the acquisition of 20 facilities for an aggregate purchase price of $189.8 million, net of $8.9 million of assumed debt.  In 2013, cash used in investing activities was offset by $123.8 million in net cash proceeds from the disposition of 35 facilities compared to net cash proceeds received of only $13.5 million from the sale of one asset and a parcel of land in 2014.  Additionally, cash used in investing activities in 2013 also reflects our $157.5 million investment in the HHF joint venture, with no similar transaction in 2014.  This overall increase in net investment activity from 2013 to 2014 was offset by cash used for development activities of $54.0 million in 2013, compared to $23.6 million in 2014 as well as distributions of capital of $56.9 million from the HHF joint venture in 2014.

Cash provided by financing activities was $356.4 million in 2014 and $138.7 million in 2013, an increase of $217.7 million.  Proceeds from the issuance of common shares were $416.0 in 2014, compared to $100.3 in 2013 and net proceeds from the revolving portion of the Credit Facility were $39.4 million in 2014 compared to net payments of $6.4 million in 2013.  In 2013, we received proceeds of $247.5 million from our issuance of unsecured senior notes, with no similar transaction in 2014.  Cash provided by financing activities was offset by principal payments on the unsecured term loans and mortgages that totaled $30.1 million in 2014 compared to $136.5 million in 2013, with the 2013 payments including a $100 million repayment of a term loan scheduled to mature in 2014, and an increase in distributions during 2014 of $16.8 million.

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

Cash provided by operating activities for the years ended December 31, 2013 and 2012 was $142.9 million and $118.4 million, respectively, an increase of $24.5 million.  Our increased cash flow from operating activities was primarily attributable to our 2012 and 2013 acquisitions and increased net operating income levels on the same-store portfolio in the 2013 period as compared to the 2012 period.

Cash used in investing activities was $282.9 million in 2013 and $271.9 million in 2012.  Cash used in 2013 relates to the acquisition of 20 facilities in 2013 for an aggregate purchase price of $189.8 million, net of $8.9 million of assumed debt. Cash used to fund these 2013 acquisitions was offset by $123.8 million in net cash proceeds from the disposition of 35 facilities during the year.  Cash used in investing activities in 2013 also reflects our $157.5 million investment in the HHF joint venture, with no similar transaction in 2012.  Cash used in investing activities in 2012 relates to our acquisition of 28 facilities in 2012 for an aggregate purchase price of $330.3 million, net of $107.0 million of assumed debt and to our acquisition of nine facilities through our purchase of the equity interest of our partner in an unconsolidated real estate venture known as HSREV.  Cash used to fund these acquisitions was offset by $52.6 million in net cash proceeds from our disposition of 26 facilities during the year.  This decrease in net investment activity from 2012 to 2013 was offset by cash used for development activities of $54.0 million in 2013, compared to $4.2 million used for development activities in 2012.

Cash provided by financing activities decreased to $138.7 million in 2013 from $148.9 million in 2012, a decrease of $10.2 million. Proceeds from the revolving portion of the Credit Facility and unsecured term loans were $636.2 million in 2013 compared to $503.0 million during 2012.  This increase in cash proceeds was offset by principal payments on the revolving portion of the Credit Facility, unsecured term loans and mortgages that totaled $779.1 million in 2013 compared to $594.3 million in 2012 (with the 2013 payments including a $100 million repayment of a term loan scheduled to mature in 2014). We also received proceeds of $247.5 million and $249.6 million from our issuance of unsecured senior notes in 2013 and 2012, respectively.

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

In order to qualify as a REIT for federal income tax purposes, the Parent Company is required to distribute at least 90% of REIT taxable income, excluding capital gains, to its shareholders on an annual basis or pay federal income tax.  The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  In the 2015 fiscal year, we expect recurring capital expenditures to be approximately $10 million to $15 million, planned capital improvements and facility upgrades to be approximately $7 million to $11 million and costs associated with the development of new facilities to be approximately $40 million to $45 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $84.9 million in 2015.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing, including through our “at-the-market” equity program, and available borrowings under our Credit Facility provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

Our liquidity needs beyond 2015 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Credit Facility, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through facility dispositions and joint venture transactions.

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

As of December 31, 2014, we had approximately $2.9 million in available cash and cash equivalents.  In addition, we had approximately $222.0 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”).  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”).  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2014, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

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

Pricing on the Term Loan Facility depends on our unsecured debt credit ratings.  On September 25, 2014, our unsecured debt credit rating was upgraded to Baa2 from Baa3 by Moody’s Investors Service with a stable outlook.  As a result, the LIBOR spreads applicable to our borrowing under the Term Loan Facility were reduced, effective October 1, 2014.  In addition, on November 3, 2014, our unsecured bonds and issuer ratings were upgraded to BBB from BBB- by Standard and Poor’s Ratings Services with a stable outlook.  At our current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR, with no LIBOR floor.

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

We incurred costs of $2.1 million in 2013 and $0.2 million in 2014 in connection with the Amendments and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheets.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities. In connection with the repayment of Term Loan C, we recognized $0.4 million related to the write-off of unamortized loan procurement costs associated with that term loan.

As of December 31, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $78.0 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $222.0 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, we had interest rate swaps as of December 31, 2014 that fix 30-day LIBOR (see note 10 to the consolidated financial statements).  As of December 31, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.95%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at December 31, 2014 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2014, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

Issuance of Common Shares

Pursuant to a previous sales agreement, we had an “at-the-market” equity program that enabled us to sell common shares through a sales agent. On May 7, 2013, we terminated the previous sales agreement with our previous sales agent and entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”).   The Equity Distribution Agreements replaced the previous sale agreement and were amended on May 5, 2014 and October 2, 2014 to increase the number of common shares authorized for sale through “at-the-market” equity offerings.  Pursuant to the Equity Distribution Agreements, as amended, we may sell, from time to time, up to 30 million common shares of beneficial interest through the Sales Agents.

During 2014, we sold a total of 15.2 million common shares under the agreements at an average sales price of $18.22 per share, resulting in net proceeds of $273.0 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2014 were used to fund acquisitions of self-storage facilities and for general corporate purposes.  As of December 31, 2014, 9.2 million common shares remained available for issuance under the Equity Distribution Agreements.

During 2013, we sold a total of 5.7 million common shares under the previous sales agreement and the Equity Distribution Agreements at an average sales price of $17.92 per share, resulting in net proceeds of $100.3 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2013 were used to fund acquisitions of self-storage facilities and for general corporate purposes.

On October 20, 2014, the Parent Company completed its public offering of 7,475,000 common shares at a public offering price of $19.33, inclusive of the full exercise by the underwriters of their option to purchase 975,000 shares to cover over-allotments. We received approximately $143.0 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  The proceeds combined with the proceeds raised from the program were used for general corporate purposes including funding a portion of our investment activity.

Other Material Changes in Financial Position

	December 31,
	2014	2013	Change
		(in thousands)
Selected Assets
Storage facilities, net	$2,625,129	$2,155,170	$469,959
Investment in real estate venture, at equity	$95,709	$156,310	$(60,601)

Selected Liabilities
Revolving credit facility	$78,000	$38,600	$39,400

Storage facilities, net of accumulated depreciation, increased $470.0 million primarily as a result of the acquisition of 53 facilities, fixed asset additions and development during the year.  Investment in real estate venture, at equity decreased by $60.6 million on account of the HHF joint venture obtaining a $100 million loan secured by the 34 self-storage facilities located in Texas and distributing the net proceeds proportionately to the partners as well as net losses during the year that reduced the carrying value of our investment.

The outstanding borrowings under the revolving portion of the Credit Facility increased $39.4 million as a result of additional borrowings made to fund a portion of the 2014 acquisitions and the repayment of multiple mortgages during the year.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2014 (in thousands):

	Payments Due by Period
							2020 and
	Total	2015	2016	2017	2018	2019	thereafter
Mortgage loans and notes payable (a)	$192,367	$84,874	$36,837	$1,784	$1,886	$10,852	$56,134
Revolving credit facility and unsecured term loans	478,000	—	—	78,000	100,000	200,000	100,000
Unsecured senior notes	500,000	—	—	—	—	—	500,000
Interest payments	261,979	46,443	40,705	35,982	32,802	27,925	78,122
Ground leases	95,253	1,443	1,649	1,649	1,562	1,557	87,393
Software and service contracts	3,216	2,116	969	131
Construction commitments	50,294	42,800	7,494	—	—	—	—
	$1,581,109	$177,676	$87,654	$117,546	$136,250	$240,334	$821,649

(a)  Amounts do not include unamortized discounts/premiums.

We expect to satisfy contractual obligations owed in 2015 through a combination of cash generated from operations and from draws on the revolving portion of our Credit Facility.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows and fair values relevant to financial instruments depend upon prevailing market interest rates.

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

As of December 31, 2014 our consolidated debt consisted of $1.1 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  There was also $78.0 million of outstanding credit facility borrowings subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $0.8 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $0.8 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $56.1 million.  If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $61.9 million.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Controls and Procedures (Parent Company)

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Parent Company carried out an evaluation, under the supervision and with the participation of its management, including its chief executive officer and chief financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2015 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2015 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	3,692,301	(1)	$11.76	(2)	1,958,057
Equity compensation plans not approved by shareholders	—		—		—
Total	3,692,301		$11.76		1,958,057

(1)           Excludes 591,430 shares subject to outstanding restricted share unit awards.

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

3.8*

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P. dated as of September 14, 2011, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

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

10.11*†

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.12*†

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

10.14*†

Amended and Restated Noncompetition Agreement, dated as of January 24, 2011, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on January 27, 2011.

10.15*†

Amended and Restated Noncompetition Agreement, dated as of June 29, 2010, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.16*†

Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.17*†

Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.18*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.19*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.20*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007

10.21*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.22*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.23*†

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

10.25*†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.26*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.27*†	Amended and Restated U-Store It Trust 2007 Equity Incentive Plan, effective June 2, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 4, 2011.

10.28*†	2004 Equity Incentive Plan of U-Store-It Trust, effective as of October 19, 2004, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8- K, filed on November 2, 2004.

10.29*†

Amended and Restated Employment Letter Agreement, dated April 4, 2011, by and between U-Store-It Trust and Jeffrey P. Foster, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011.

10.30*

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2011.

10.31*

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

10.32*

Registration Rights Agreement dated as of October 24, 2011 by and between CubeSmart and Wells Fargo Investment Holdings, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.33*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on October 24, 2011.

10.34*

Purchase Agreement for Series B Cumulative Redeemable Preferred Shares of Beneficial Interest, dated October 24, 2011, between CubeSmart and Wells Fargo Investment Holdings, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 31, 2011.

10.35*

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

10.36*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.37*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.38*†

Form of 2012 Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2012.

10.39*

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012.

10.40*†

Performance Share Unit Award and Agreement, dated May 30, 2012, between CubeSmart and Dean Jernigan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2012.

10.41*†

Form of Restricted Share Unit Award Agreement (2-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.42*†

Form of Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.43*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.44*

Form of Equity Distribution Agreement, dated May 7, 2013, by and among CubeSmart, CubeSmart, L.P. and each of Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 7, 2013.

10.45*

Second Amendment to Credit Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.46*

Second Amendment to Term Loan Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.47*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013.

10.48*

Purchase and Sale Agreement, dated as of October 28, 2013, by and among the Sellers listed therein and CubeSmart, L.P., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 10, 2013.

10.49*

Purchase and Sale Agreement, dated as of October 28, 2013, by and among the Sellers listed therein and CubeSmart, L.P., incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 10, 2013.

10.50*†

Executive Employment Agreement, entered into as of January 24, 2014 and effective as of January 1, 2014, by and between CubeSmart and Christopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2014.

10.51*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.52*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.53*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.54*†

Form of Performance Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.55*†

Form of Performance Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.56*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.57*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.58*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.59*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.60*

Form of Amendment No. 1 to Equity Distribution Agreement, dated May 5, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 5, 2014.

10.61*

Form of Amendment No. 2 to Equity Distribution Agreement, dated October 2, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on October 2, 2014.

10.62*

Agreement for Purchase and Sale, dated August 25, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II (the “HSRE Purchase Agreement”), incorporated by reference to Exhibit 10.1. to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.63*

Amendment no. 1 to the HSRE Purchase Agreement, dated October 2, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.64*

Amendment no. 2 to the HSRE Purchase Agreement, dated October 7, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.65*

Amendment no. 3 to the HSRE Purchase Agreement, dated October 9, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.66*

Amendment no. 4 to the HSRE Purchase Agreement, dated October 13, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 27, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 27, 2015
William M. Diefenderfer III

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 27, 2015
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 27, 2015
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 27, 2015
Piero Bussani

/s/ John W. Fain	Trustee	February 27, 2015
John W. Fain

/s/ Marianne M. Keler	Trustee	February 27, 2015
Marianne M. Keler

/s/ John F. Remondi	Trustee	February 27, 2015
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 27, 2015
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 27, 2015
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2014, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 27, 2015

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2014, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited the accompanying consolidated balance sheets of CubeSmart as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of CubeSmart’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart, L.P.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart, L.P. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015, expressed an unqualified opinion on the effectiveness of CubeSmart, L.P.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited CubeSmart’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited CubeSmart, L.P’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart, L.P.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart, L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart, L.P. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 27, 2015

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2014	2013

ASSETS
Storage facilities	$3,117,198	$2,553,706
Less: Accumulated depreciation	(492,069)	(398,536)
Storage facilities, net (including VIE assets of $49,829 and $34,559, respectively)	2,625,129	2,155,170
Cash and cash equivalents	2,901	3,176
Restricted cash	3,305	4,025
Loan procurement costs, net of amortization	10,653	12,687
Investment in real estate venture, at equity	95,709	156,310
Other assets, net	48,642	27,256
Total assets	$2,786,339	$2,358,624

LIABILITIES AND EQUITY
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	78,000	38,600
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	195,851	200,218
Accounts payable, accrued expenses and other liabilities	69,198	57,599
Distributions payable	28,137	19,955
Deferred revenue	15,311	12,394
Security deposits	401	376
Total liabilities	1,286,898	1,229,142

Noncontrolling interests in the Operating Partnership	49,823	36,275

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	31	31
Common shares $.01 par value, 200,000,000 shares authorized, 163,956,675 and 139,328,366 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1,639	1,393
Additional paid-in capital	1,974,308	1,542,703
Accumulated other comprehensive loss	(8,759)	(11,014)
Accumulated deficit	(519,193)	(440,837)
Total CubeSmart shareholders’ equity	1,448,026	1,092,276
Noncontrolling interests in subsidiaries	1,592	931
Total equity	1,449,618	1,093,207
Total liabilities and equity	$2,786,339	$2,358,624

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2014	2013	2012

REVENUES
Rental income	$330,898	$281,250	$236,160
Other property related income	40,065	32,365	25,821
Property management fee income	6,000	4,780	4,341
Total revenues	376,963	318,395	266,322
OPERATING EXPENSES
Property operating expenses	132,701	118,222	103,488
Depreciation and amortization	126,813	112,313	109,830
General and administrative	28,422	29,563	26,131
Acquisition related costs	7,484	3,849	3,086
Total operating expenses	295,420	263,947	242,535
OPERATING INCOME	81,543	54,448	23,787
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(46,802)	(40,424)	(40,318)
Loan procurement amortization expense	(2,190)	(2,058)	(3,279)
Loan procurement amortization expense - early repayment of debt	—	(414)	—
Equity in losses of real estate ventures	(6,255)	(1,151)	(745)
Gain from remeasurement of investment in real estate venture	—	—	7,023
Gain from sale of real estate	475	—	—
Other	(405)	8	256
Total other expense	(55,177)	(44,039)	(37,063)

INCOME (LOSS) FROM CONTINUING OPERATIONS	26,366	10,409	(13,276)

DISCONTINUED OPERATIONS
Income from discontinued operations	336	4,145	7,093
Gain from disposition of discontinued operations	—	27,440	9,811
Total discontinued operations	336	31,585	16,904
NET INCOME	26,702	41,994	3,628
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(307)	(588)	107
Noncontrolling interest in subsidiaries	(16)	42	(1,918)
NET INCOME ATTRIBUTABLE TO THE COMPANY	26,379	41,448	1,817
Distribution to preferred shareholders	(6,008)	(6,008)	(6,008)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$20,371	$35,440	$(4,191)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.13	$0.03	$(0.17)
Basic earnings per share from discontinued operations attributable to common shareholders	$0.01	$0.23	$0.14
Basic earnings (loss) per share attributable to common shareholders	$0.14	$0.26	$(0.03)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.13	$0.03	$(0.17)
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.01	$0.23	$0.14
Diluted earnings (loss) per share attributable to common shareholders	$0.14	$0.26	$(0.03)

Weighted-average basic shares outstanding	149,107	135,191	124,548
Weighted-average diluted shares outstanding	150,863	137,742	124,548

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$20,040	$4,392	$(20,689)
Total discontinued operations	331	31,048	16,498
Net income (loss)	$20,371	$35,440	$(4,191)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Year Ended December 31,
	2014	2013	2012

NET INCOME	$26,702	$41,994	$3,628
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(3,944)	2,636	(13,548)
Reclassification of realized losses on interest rate swaps	6,408	6,266	6,082
Unrealized (loss) gain on foreign currency translation	(175)	56	172
OTHER COMPREHENSIVE INCOME (LOSS)	2,289	8,958	(7,294)
COMPREHENSIVE INCOME (LOSS)	28,991	50,952	(3,666)
Comprehensive (income) loss attributable to noncontrolling interests in the Operating Partnership	(338)	(740)	445
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(19)	18	(1,927)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	$28,634	$50,230	$(5,148)

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Common Shares		Preferred Shares		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Shareholders’	Noncontrolling Interests in	Total	Noncontrolling Interests in the Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2011	122,059	$1,221	3,100	$31	$1,309,505	$(12,831)	$(342,013)	$955,913	$39,409	$995,322	$49,732
Issuance of common shares, net	7,900	79			102,000			102,079		102,079
Issuance of restricted shares	246	2						2		2
Conversion from units to shares	1,380	14			19,233			19,247		19,247	(19,247)
Exercise of stock options	210	2			1,627			1,629		1,629
Amortization of restricted shares					3,352			3,352		3,352
Share compensation expense					1,198			1,198		1,198
Acquisition of noncontrolling interest					(18,452)			(18,452)	(38,532)	(56,984)	(132)
Adjustment for noncontrolling interests in the Operating Partnership							(19,520)	(19,520)		(19,520)	19,520
Net income (loss)							1,817	1,817	1,918	3,735	(107)
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps						(7,124)		(7,124)		(7,124)	(342)
Unrealized gain on foreign currency translation						159		159	9	168	4
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(44,501)	(44,501)	(2,686)	(47,187)	(1,438)
Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Contributions from noncontrolling interest in subsidiaries									831	831
Issuance of common shares, net	5,700	57			100,230			100,287		100,287
Issuance of restricted shares	301	3						3		3
Conversion from units to shares	1,018	10			14,688			14,698		14,698	(14,698)
Exercise of stock options	514	5			3,705			3,710		3,710
Amortization of restricted shares					4,747			4,747		4,747
Share compensation expense					870			870		870
Adjustment for noncontrolling interests in the Operating Partnership							(3,292)	(3,292)		(3,292)	3,292
Net income (loss)							41,448	41,448	(42)	41,406	588
Other comprehensive income:
Unrealized gains on interest rate swaps						8,751		8,751		8,751	151
Unrealized gain on foreign currency translation						31		31	24	55	1
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(62,760)	(62,760)		(62,760)	(1,049)
Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interest in subsidiaries									642	642
Issuance of common shares, net	22,704	227			415,774			416,001		416,001
Issuance of restricted shares	482	5						5		5
Conversion from units to shares	18	—			308			308		308	(308)
Exercise of stock options	1,425	14			13,788			13,802		13,802
Amortization of restricted shares					182			182		182
Share compensation expense					1,553			1,553		1,553
Adjustment for noncontrolling interests in the Operating Partnership							(14,761)	(14,761)		(14,761)	14,761
Net income							26,379	26,379	16	26,395	307
Other comprehensive income (loss):
Unrealized gains on interest rate swaps						2,427		2,427		2,427	37
Unrealized (loss) gain on foreign currency translation						(172)		(172)	3	(169)	(6)
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(83,966)	(83,966)		(83,966)	(1,243)
Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$26,702	$41,994	$3,628
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	129,003	117,074	118,573
Gain from sale of real estate	(475)	(27,440)	(9,811)
Gain from remeasurement of investment in real estate venture	—	—	(7,023)
Equity compensation expense	1,735	5,617	4,550
Accretion of fair market value adjustment of debt	(1,685)	(1,018)	(707)
Loan procurement amortization expense - early repayment of debt	—	414	—
Equity in losses of real estate ventures	6,255	1,151	745
Changes in other operating accounts:
Other assets	808	(1,156)	(2,125)
Restricted cash	411	567	3,545
Accounts payable and accrued expenses	2,699	4,564	6,899
Other liabilities	579	1,095	154
Net cash provided by operating activities	$166,032	$142,862	$118,428
Investing Activities
Acquisitions of storage facilities	(547,515)	(181,612)	(220,791)
Additions and improvements to storage facilities	(19,967)	(20,320)	(22,395)
Development costs	(23,566)	(53,979)	(4,227)
Cash paid for remaining interest in real estate venture	—	—	(81,158)
Investment in real estate venture, at equity	—	(157,461)	—
Cash contributed to real estate venture	(2,550)	—	—
Cash distributed from real estate venture	56,896	—	909
Proceeds from sales of facilities, net	13,475	123,780	52,630
Proceeds from notes receivable	—	5,192	—
Change in restricted cash	528	1,476	3,096
Net cash used in investing activities	$(522,699)	$(282,924)	$(271,936)
Financing Activities
Proceeds from:
Unsecured senior notes	—	247,488	249,638
Revolving credit facility	712,500	636,200	403,000
Unsecured term loans	—	—	100,000
Principal payments on:
Revolving credit facility	(673,100)	(642,600)	(358,000)
Unsecured term loans	—	(100,000)	—
Mortgage loans and notes payable	(30,149)	(36,496)	(236,340)
Loan procurement costs	(274)	(4,400)	(2,145)
Settlement of hedge transactions	—	—	(195)
Proceeds from issuance of common shares, net	416,006	100,290	102,079
Exercise of stock options	13,802	3,710	1,629
Contributions from noncontrolling interests in subsidiaries	642	831	—
Cash paid for acquisition of noncontrolling interest	—	—	(61,113)
Distributions paid to common shareholders	(75,849)	(59,159)	(39,755)
Distributions paid to preferred shareholders	(6,008)	(6,008)	(5,724)
Distributions paid to noncontrolling interests in Operating Partnership	(1,178)	(1,113)	(1,454)
Distributions paid to noncontrolling interest in subsidiaries	—	—	(2,686)
Net cash provided by financing activities	$356,392	$138,743	$148,934
Change in cash and cash equivalents	(275)	(1,319)	(4,574)
Cash and cash equivalents at beginning of year	3,176	4,495	9,069
Cash and cash equivalents at end of year	$2,901	$3,176	$4,495
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$50,024	$43,130	$33,578
Supplemental disclosure of noncash activities:
Accretion of liability	$8,977	$—	$—
Consolidation of real estate venture	$—	$—	$13,527
Derivative valuation adjustment	$2,464	$8,902	$(7,271)
Foreign currency translation adjustment	$(175)	$56	$172
Discount on issuance of unsecured senior notes	$—	$2,512	$362
Mortgage loan assumption - acquisitions of storage facilities	$27,467	$8,866	$107,011

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2014	2013

ASSETS
Storage facilities	$3,117,198	$2,553,706
Less: Accumulated depreciation	(492,069)	(398,536)
Storage facilities, net (including VIE assets of $49,829 and $34,559, respectively)	2,625,129	2,155,170
Cash and cash equivalents	2,901	3,176
Restricted cash	3,305	4,025
Loan procurement costs, net of amortization	10,653	12,687
Investment in real estate venture, at equity	95,709	156,310
Other assets, net	48,642	27,256
Total assets	$2,786,339	$2,358,624

LIABILITIES AND CAPITAL
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	78,000	38,600
Unsecured term loan	400,000	400,000
Mortgage loans and notes payable	195,851	200,218
Accounts payable, accrued expenses and other liabilities	69,198	57,599
Distributions payable	28,137	19,955
Deferred revenue	15,311	12,394
Security deposits	401	376
Total liabilities	1,286,898	1,229,142

Limited Partnership interests of third parties	49,823	36,275

Commitments and contingencies

Capital
Operating Partner	1,456,785	1,103,290
Accumulated other comprehensive loss	(8,759)	(11,014)
Total CubeSmart, L.P. capital	1,448,026	1,092,276
Noncontrolling interests in subsidiaries	1,592	931
Total capital	1,449,618	1,093,207
Total liabilities and capital	$2,786,339	$2,358,624

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2014	2013	2012

REVENUES
Rental income	$330,898	$281,250	$236,160
Other property related income	40,065	32,365	25,821
Property management fee income	6,000	4,780	4,341
Total revenues	376,963	318,395	266,322
OPERATING EXPENSES
Property operating expenses	132,701	118,222	103,488
Depreciation and amortization	126,813	112,313	109,830
General and administrative	28,422	29,563	26,131
Acquisition related costs	7,484	3,849	3,086
Total operating expenses	295,420	263,947	242,535
OPERATING INCOME	81,543	54,448	23,787
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(46,802)	(40,424)	(40,318)
Loan procurement amortization expense	(2,190)	(2,058)	(3,279)
Loan procurement amortization expense - early repayment of debt	—	(414)	—
Equity in losses of real estate ventures	(6,255)	(1,151)	(745)
Gain from remeasurement of investment in real estate venture	—	—	7,023
Gain from sale of real estate	475	—	—
Other	(405)	8	256
Total other expense	(55,177)	(44,039)	(37,063)

INCOME (LOSS) FROM CONTINUING OPERATIONS	26,366	10,409	(13,276)

DISCONTINUED OPERATIONS
Income from discontinued operations	336	4,145	7,093
Gain from disposition of discontinued operations	—	27,440	9,811
Total discontinued operations	336	31,585	16,904
NET INCOME	26,702	41,994	3,628
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(16)	42	(1,918)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	26,686	42,036	1,710
Operating Partnership interests of third parties	(307)	(588)	107
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	26,379	41,448	1,817
Distribution to preferred unitholders	(6,008)	(6,008)	(6,008)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$20,371	$35,440	$(4,191)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.13	$0.03	$(0.17)
Basic earnings per unit from discontinued operations attributable to common unitholders	$0.01	$0.23	$0.14
Basic earnings (loss) per unit attributable to common unitholders	$0.14	$0.26	$(0.03)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.13	$0.03	$(0.17)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$0.01	$0.23	$0.14
Diluted earnings (loss) per unit attributable to common unitholders	$0.14	$0.26	$(0.03)

Weighted-average basic units outstanding	149,107	135,191	124,548
Weighted-average diluted units outstanding	150,863	137,742	124,548

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income (loss) from continuing operations	$20,040	$4,392	$(20,689)
Total discontinued operations	331	31,048	16,498
Net income (loss)	$20,371	$35,440	$(4,191)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

 (in thousands)

	Year Ended December 31,
	2014	2013	2012

NET INCOME	$26,702	$41,994	$3,628
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	(3,944)	2,636	(13,548)
Reclassification of realized losses on interest rate swaps	6,408	6,266	6,082
Unrealized gain on foreign currency translation	(175)	56	172
OTHER COMPREHENSIVE INCOME (LOSS)	2,289	8,958	(7,294)
COMPREHENSIVE INCOME (LOSS)	28,991	50,952	(3,666)
Comprehensive (income) loss attributable to Operating Partnership interests of third parties	(338)	(740)	445
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	(19)	18	(1,927)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	$28,634	$50,230	$(5,148)

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP Units	Number of Preferred OP Units	Operating	Accumulated Other Comprehensive	Total Cubesmart L.P.	Noncontrolling Interest in	Total	Operating Partnership interests
	Oustanding	Oustanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of third parties

Balance at December 31, 2011	122,059	3,100	$968,744	$(12,831)	$955,913	$39,409	$995,322	$49,732
Issuance of common OP units, net	7,900		102,079		102,079		102,079
Issuance of restricted OP units	246		2		2		2
Conversion from OP units to shares	1,380		19,247		19,247		19,247	(19,247)
Exercise of OP unit options	210		1,629		1,629		1,629
Amortization of restricted OP units			3,352		3,352		3,352
OP unit compensation expense			1,198		1,198		1,198
Acquisition of noncontrolling interest			(18,452)		(18,452)	(38,532)	(56,984)	(132)
Adjustment for Operating Partnership interests of third parties			(19,520)		(19,520)		(19,520)	19,520
Net income (loss)			1,817		1,817	1,918	3,735	(107)
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps				(7,124)	(7,124)		(7,124)	(342)
Unrealized gain on foreign currency translation				159	159	9	168	4
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(44,501)		(44,501)	(2,686)	(47,187)	(1,438)
Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Contributions from noncontrolling interests in subsidiaries						831	831
Issuance of common OP units, net	5,700		100,287		100,287		100,287
Issuance of restricted OP units	301		3		3		3
Conversion from OP units to shares	1,018		14,698		14,698		14,698	(14,698)
Exercise of OP unit options	514		3,710		3,710		3,710
Amortization of restricted OP units			4,747		4,747		4,747
OP unit compensation expense			870		870		870
Adjustment for Operating Partnership interests of third parties			(3,292)		(3,292)		(3,292)	3,292
Net income (loss)			41,448		41,448	(42)	41,406	588
Other comprehensive income:
Unrealized gains on interest rate swaps				8,751	8,751		8,751	151
Unrealized gain on foreign currency translation				31	31	24	55	1
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(62,760)		(62,760)		(62,760)	(1,049)
Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries						642	642
Issuance of common OP units, net	22,704		416,001		416,001		416,001
Issuance of restricted OP units	482		5		5		5
Conversion from OP units to shares	18		308		308		308	(308)
Exercise of OP unit options	1,425		13,802		13,802		13,802
Amortization of restricted OP units			182		182		182
OP unit compensation expense			1,553		1,553		1,553
Adjustment for Operating Partnership interests of third parties			(14,761)		(14,761)		(14,761)	14,761
Net income			26,379		26,379	16	26,395	307
Other comprehensive income (loss):
Unrealized gains on interest rate swaps				2,427	2,427		2,427	37
Unrealized (loss) gain on foreign currency translation				(172)	(172)	3	(169)	(6)
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(83,966)		(83,966)		(83,966)	(1,243)
Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income	$26,702	$41,994	$3,628
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	129,003	117,074	118,573
Gain from sale of real estate	(475)	(27,440)	(9,811)
Gain from remeasurement of investment in real estate venture	—	—	(7,023)
Equity compensation expense	1,735	5,617	4,550
Accretion of fair market value adjustment of debt	(1,685)	(1,018)	(707)
Loan procurement amortization expense - early repayment of debt	—	414	—
Equity in losses of real estate ventures	6,255	1,151	745
Changes in other operating accounts:
Other assets	808	(1,156)	(2,125)
Restricted cash	411	567	3,545
Accounts payable and accrued expenses	2,699	4,564	6,899
Other liabilities	579	1,095	154
Net cash provided by operating activities	$166,032	$142,862	$118,428
Investing Activities
Acquisitions of storage facilities	(547,515)	(181,612)	(220,791)
Additions and improvements to storage facilities	(19,967)	(20,320)	(22,395)
Development costs	(23,566)	(53,979)	(4,227)
Cash paid for remaining interest in real estate venture	—	—	(81,158)
Investment in real estate venture, at equity	—	(157,461)	—
Cash contributed to real estate venture	(2,550)	—	—
Cash distributed from real estate venture	56,896	—	909
Proceeds from sales of facilities, net	13,475	123,780	52,630
Proceeds from notes receivable	—	5,192	—
Change in restricted cash	528	1,476	3,096
Net cash used in investing activities	$(522,699)	$(282,924)	$(271,936)
Financing Activities
Proceeds from:
Unsecured senior notes	—	247,488	249,638
Revolving credit facility	712,500	636,200	403,000
Unsecured term loans	—	—	100,000
Principal payments on:
Revolving credit facility	(673,100)	(642,600)	(358,000)
Unsecured term loans	—	(100,000)	—
Mortgage loans and notes payable	(30,149)	(36,496)	(236,340)
Loan procurement costs	(274)	(4,400)	(2,145)
Settlement of hedge transactions	—	—	(195)
Proceeds from issuance of common OP units	416,006	100,290	102,079
Exercise of OP unit options	13,802	3,710	1,629
Contributions from noncontrolling interests in subsidiaries	642	831	—
Cash paid for acquisition of noncontrolling interest	—	—	(61,113)
Distributions paid to common OP unitholders	(77,027)	(60,272)	(41,209)
Distributions paid to preferred OP unitholders	(6,008)	(6,008)	(5,724)
Distributions paid to noncontrolling interests in subsidiaries	—	—	(2,686)
Net cash provided by financing activities	$356,392	$138,743	$148,934
Change in cash and cash equivalents	(275)	(1,319)	(4,574)
Cash and cash equivalents at beginning of year	3,176	4,495	9,069
Cash and cash equivalents at end of year	$2,901	$3,176	$4,495
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$50,024	$43,130	$33,578
Supplemental disclosure of noncash activities:
Accretion of liability	$8,977	$—	$—
Consolidation of real estate venture	$—	$—	$13,527
Derivative valuation adjustment	$2,464	$8,902	$(7,271)
Foreign currency translation adjustment	$(175)	$56	$172
Discount on issuance of unsecured senior notes	$—	$2,512	$362
Mortgage loan assumption - acquisitions of storage facilites	$27,467	$8,866	$107,011

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms the “Company,” “we,” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.   As of December 31, 2014, the Company owned self-storage facilities located in 22 states throughout the United States and in the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of December 31, 2014, the Parent Company owned approximately 98.6% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

Noncontrolling Interests

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding noncontrolling interests in consolidated financial statements which was effective on January 1, 2009.  The guidance states that noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  Under the guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  On the consolidated statements of operations, revenues, expenses and net income or loss from controlled or consolidated entities that are less-than-wholly-owned are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests.  Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage facilities.  Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value at December 31, 2014, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $14.8 million at December 31, 2014.  Disclosure of such redemption provisions is provided in note 12.

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

Self-Storage Facilities

Self-storage facilities are carried at historical cost less accumulated depreciation and impairment losses.  The cost of self-storage facilities reflects their purchase price or development cost.  Costs incurred for the renovation of a storage facility are capitalized to the Company’s investment in that facility.  Acquisition costs, ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  The costs to develop self-storage facilities are capitalized to construction in progress while the project is under development.

Purchase Price Allocation

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon the fair value determined using an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.  Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

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

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets, to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $17.0 million and $17.3 million at December 31, 2014 and 2013, respectively, and are reported net of accumulated amortization of $6.4 million and $4.6 million as of December 31, 2014 and 2013, respectively. The costs are amortized over the estimated life of the related debt using the effective interest method and reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013

Intangible assets, net of accumulated amortization	$22,494	$9,463
Deposits on future settlements	10,250	1,287
Accounts receivable	4,237	4,957
Prepaid insurance	1,545	1,304
Prepaid real estate taxes	2,425	1,893
Other	7,691	8,352

Total	$48,642	$27,256

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $7.7 million, $7.6 million and $8.1 million in advertising and marketing expenses for the years ended 2014, 2013 and 2012, respectively, which are included in other operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the years ended December 31, 2014, 2013 and 2012, the Company recognized $6.0 million, $1.8 million and $1.7 million of equity offering costs related to the issuance of common and preferred shares during the years, respectively.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer insurance commissions, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $1.3 million for the year ended December 31, 2014, $0.9 million for the year ended December 31, 2013 and $0.2 million for the year ended December 31, 2012.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  Additionally, the Company had interest rate swap agreements for notional principal amounts aggregating $400 million at December 31, 2014 and 2013, the fair value of which are included in accounts payable, accrued expenses and other liabilities.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The net tax basis in the Company’s assets was $2.6 billion and $2.2 billion as of December 31, 2014 and 2013, respectively.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital.  The characterization of the Company’s dividends for 2014 consisted of a 94.143% ordinary income distribution and a 5.857% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain or return of capital.  The characterization of our preferred dividends for 2014 consisted of a 92.837% ordinary income distribution and a 7.163% capital gain distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2014, 2013, or 2012.

Taxable REIT subsidiaries (TRS) are subject to federal and state income taxes.  Our taxable REIT subsidiaries have a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $1.0 million and $0.7 million as of December 31, 2014 and 2013, respectively.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method were 1,756,000, 2,551,000 and 2,000,000 in 2014, 2013 and 2012, respectively.  The amount in 2012 was not included in the calculation of diluted earnings per share and unit, as the impact of inclusion was anti-dilutive for that year.

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan.  Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options.  The Company has recognized compensation expense on a straight-line method over the requisite service period, which is included in General and administrative expense on the Company’s consolidated statements of operations.

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at an end-of-period exchange rate of approximately 1.558642 and 1.657413 U.S. Dollars per Pound at December 31, 2014 and December 31, 2013, respectively, and an average exchange rate of 1.643106, 1.588598 and 1.585074 U.S. Dollars per Pound for the years ended December 31, 2014, 2013 and 2012, respectively.  Accordingly, the Company recorded an unrealized loss on foreign currency translation of $0.2 million for the year ended December 31, 2014 and an unrealized gain of $0.1 million and $0.2 million for the years ended December 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standard Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP (“GAAP”) when it becomes effective. The new standard is effective for the Company on January 1, 2017. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method.  The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

In April 2014, the FASB issued an update to the accounting standard for the reporting of discontinued operations.  The update redefines discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements.  This amendment becomes effective for annual periods beginning on or after December 15, 2014, and interim periods beginning on or after December 15, 2015; however, early adoption is permitted.  The Company elected to adopt this guidance in 2014 and such adoption did not have a material impact on the Company’s consolidated financial position or results of operations.  The Company disposed of one asset during the year ended December 31, 2014, however the disposal did not meet the criteria for discontinued operations under the new guidance.

Concentration of Credit Risk

The Company’s storage facilities are located in major metropolitan and rural areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  The facilities in Florida, New York, Texas, and California provided total revenues of approximately 17%, 17%, 10% and 8%, respectively, for the year ended December 31, 2014.  The facilities in New York, Florida, Texas, and California provided total revenues of approximately 17%, 15%, 10% and 9%, respectively, for the year ended December 31, 2013.  The facilities in New York, Florida, California, and Texas provided total revenues of approximately 16%, 15%, 10% and 10%, respectively, for the year ended December 31, 2012.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2014	2013
	(in thousands)
Land	$545,393	$465,680
Buildings and improvements	2,304,653	1,888,823
Equipment	218,731	158,000
Construction in progress	48,421	41,203
Storage facilities	3,117,198	2,553,706
Less accumulated depreciation	(492,069)	(398,536)
Storage facilities, net	$2,625,129	$2,155,170

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2014, 2013 and 2012:

Asset/Portfolio	Market	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450
New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various (see note 4)	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

2013 Acquisitions:

Arizona Asset	Arizona / Las Vegas	March 2013	1	$6,900
Illinois Asset	Chicago	May 2013	1	8,300
Florida Asset	Florida Markets - Other	May 2013	1	7,150
Florida Asset	Miami / Ft. Lauderdale	June 2013	1	9,000
Massachusetts Asset	Boston	June 2013	1	10,600
Maryland / New Jersey Assets	Baltimore / DC and New York / Northern NJ	June 2013	5	52,400
New York Asset	New York / Northern NJ	July 2013	1	13,000
Texas Asset	Texas Markets - Major	August 2013	1	10,975
Arizona Asset	Arizona / Las Vegas	September 2013	1	10,500
Arizona Asset	Arizona / Las Vegas	September 2013	1	4,300
Maryland Asset	Baltimore / DC	November 2013	1	15,375
Texas Asset	Texas Markets - Major	November 2013	1	9,700
Texas Asset	Texas Markets - Major	December 2013	1	10,497
Texas Asset	Texas Markets - Major	December 2013	1	6,925
Maryland Asset	Baltimore / DC	December 2013	1	8,200
Florida Asset	Miami / Ft. Lauderdale	December 2013	1	6,000
			20	$189,822

Asset/Portfolio	Market	Transaction Date	Number of Facilities	Purchase / Sale Price (in thousands)

2013 Dispositions:

Texas/Indiana Assets	Texas Markets - Major and Other Midwest	March 2013	5	$11,400
Tennessee Assets	Tennessee	August 2013	8	25,000
California/Ohio/Tennessee/Texas/ Wisconsin Assets	Inland Empire, Ohio, Other Midwest, Tennessee and Texas Markets - Major	October/November 2013	22	90,000
			35	$126,400

2012 Acquisitions:

Texas Asset	Texas Markets - Major	February 2012	1	$5,100
Georgia Asset	Atlanta	February 2012	1	6,900
Texas Asset	Texas Markets - Major	June 2012	1	4,970
Texas Assets	Texas Markets - Major	July 2012	4	18,150
Texas Asset	Texas Markets - Major	July 2012	1	5,130
Connecticut Asset	Connecticut	July 2012	1	5,000
Storage Deluxe Assets	New York / Northern NJ and Connecticut	February/April/August 2012	6	201,910
Virginia Asset	Baltimore / DC	August 2012	1	19,750
New Jersey Assets	Philadelphia / Southern NJ	August 2012	2	10,750
Georgia/Florida Assets	Atlanta and Miami / Ft. Lauderdale	August 2012	3	13,370
Georgia Asset	Atlanta	August 2012	1	3,100
HSREV Assets	Various (see note 4)	September 2012	9	102,000
Colorado Asset	Colorado / Utah	September 2012	1	10,600
Florida Assets	Florida Markets - Other	November 2012	2	13,010
Pennsylvania/New Jersey Assets	Philadelphia / Southern NJ	December 2012	2	7,800
Texas Asset	Texas Markets - Major	December 2012	1	4,800
			37	$432,340

2012 Dispositions:

Michigan Assets	Other Midwest	June 2012	3	$6,362
Alabama/Louisiana/Mississippi Assets	Other Southeast	June 2012	5	16,800
New Mexico Assets	Other West	August 2012	6	7,500
California Asset	Inland Empire	August 2012	1	5,000
Florida/ Tennessee Assets	Florida Markets - Other and Tennessee	November 2012	3	6,550
Ohio Assets	Ohio	November 2012	8	17,750
			26	$59,962

4.  INVESTMENT ACTIVITY

2014 Acquisitions

On August 25, 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, each Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs.  On November 3, 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million.  The 22 facilities purchased are located in California, Florida, Illinois, Nevada, New York, Ohio and Rhode Island.  In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $14.5 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2014 was approximately $2.4 million   The Company expects to close on the remaining four facilities no later than March 31, 2015. As of December 31, 2014, the Company had made a deposit of $5.0 million with respect to the second tranche of the HSRE Acquisition, which deposit is reflected in Other assets, net on the Company’s consolidated balance sheets.

During 2014, the Company acquired an additional 31 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $372.7 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $23.8 million at the time of such acquisitions and prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2014 was approximately $13.4 million.  In connection with four of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $27.5 million, which included an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

As of December 31, 2014, the Company was under contract and had made deposits of $5.2 million associated with four facilities under construction for a total purchase price of $85.2 million.  These deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.  The purchase of these four facilities is expected to occur by the first quarter of 2016 after the completion of construction and the issuance of a certificate of occupancy.  These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

Development

During the fourth quarter of 2014, the Company entered into a contract under a newly-formed joint venture for the construction of one self-storage facility located in New York (see note 12).  Construction for the project is expected to be completed by the second quarter of 2016.  At December 31, 2014, development costs for this project totaled $0.4 million.

At December 31, 2014, the Company also had four contracts through joint ventures for the construction of three additional self-storage facilities located in New York and one self-storage facility located in Virginia (see note 12).  Construction for all projects is expected to be completed by the first quarter of 2016.  At December 31, 2014, development costs for these projects totaled $35.4 million.  These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the first quarter of 2014, the Company completed the construction of a self-storage facility subject to a ground lease located in Bronx, NY and opened for operation.  Total costs for this project were $17.2 million at December 31, 2014.  These costs are capitalized to building and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the fourth quarter of 2013, the Company completed the construction of the portion of a mixed-use facility comprised of office space and relocated its corporate headquarters to 5 Old Lancaster Road in Malvern, PA, a suburb of Philadelphia.  During the first quarter of 2014, construction was completed on the portion of the building comprised of rentable storage space and the facility opened for operation.  Total costs for this mixed-use project were $25.1 million at December 31, 2014.

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

2013 Acquisitions

During 2013, the Company acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $13.5 million at the time of the acquisition and prior to any amortization of such amounts.   The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2014 and 2013 was approximately $8.2 million and $5.3 million, respectively.  In connection with one of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $8.9 million, which included an outstanding principal balance totaling $8.5 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

2013 Dispositions

During 2013, the Company sold 35 self-storage facilities located throughout the United States for an aggregate sales price of approximately $126.4 million.  In connection with these sales, the Company recorded gains that totaled $27.4 million.

2012 Acquisitions

During 2012, as part of the $560 million Storage Deluxe transaction involving 22 Class A self-storage facilities located primarily in the greater New York City area, the Company acquired the final six facilities with a purchase price of approximately $201.9 million. The six facilities purchased are located in New York and Connecticut.  In connection with the acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $12.3 million at the time of the acquisition and prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2013 and 2012 was approximately $4.4 million and $7.9 million, respectively.  In connection with the six acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $93.1 million, which included an outstanding principal balance totaling $88.9 million and a net premium of $4.2 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

On September 28, 2012, the Company purchased, from its joint venture partner, the remaining 50% ownership in a partnership that owned nine self-storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida, collectively the HSRE Venture (“HSREV”), for cash of $21.7 million. In addition, upon taking control of these assets, the Company repaid $59.3 million of mortgage loans related to the facilities.  Following the purchase, the Company wholly owned the nine self-storage facilities which were unencumbered and had a fair value of $102.0 million at acquisition.  In connection with this acquisition, the Company allocated a portion of the fair value to the intangible value of in-place leases which aggregated $8.3 million. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2013 and 2012 was approximately $6.2 million and $2.1 million, respectively.

During 2012, the Company acquired an additional 22 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $128.4 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $13.2 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2013 and 2012 was approximately $8.4 million and $4.8 million, respectively.   In connection with two of the acquired facilities, the Company assumed mortgage debt, and recorded the debt at a fair value of $13.9 million, which included an outstanding principal balance totaling $13.4 million and a net premium of $0.5 million in addition to the face value of the assumed debt to reflect the fair values of the debt at the time of assumption.

2012 Dispositions

During 2012, the Company sold 26 self-storage facilities located throughout the United States for an aggregate sales price of approximately $60.0 million.  In connection with these sales, the Company recorded gains that totaled $9.8 million.

The following table summarizes the Company’s results of operations of the 2014, 2013 and 2012 acquisitions from the respective acquisition dates in the year they were acquired, included in the consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Total revenues	$21,156	$7,048	$19,028
Net loss	(12,350)	(4,228)	(11,464)

5.  INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On December 10, 2013, the Company acquired a 50% ownership interest in 35 self-storage facilities located in Texas (34) and North Carolina (1) through a newly-formed joint venture (“HHF”).  HHF paid $315.7 million for these facilities, of which $12.1 million was allocated to the value of the in-place lease intangible.  The Company and the unaffiliated joint venture partner, collectively the “HHF Partners,” each contributed cash equal to 50% of the capital required to fund the acquisition.  HHF was not consolidated as the entity was not determined to be a VIE and the HHF Partners have equal ownership and voting rights in the entity.  The Company accounts for its unconsolidated interest in the real estate venture using the equity method.  The Company’s investment in HHF is included in Investment in real estate venture, at equity on the Company’s consolidated balance sheets and earnings attributed to HHF are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

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

On September 26, 2011, the Company contributed $15.4 million in cash for a 50% interest in HSREV, a partnership that owned nine self-storage facilities in Pennsylvania, Virginia, New York, New Jersey and Florida. The other partner held the remaining 50% interest in the partnership.  HSREV was not consolidated because the Company was not the primary beneficiary, the limited partners had the ability to dissolve or remove the Company without cause and the Company did not possess substantive participating rights.  The Company accounted for the unconsolidated interests in its real estate venture using the equity method.  The Company’s investment in HSREV was included in Investment in real estate venture, at equity on the Company’s consolidated balance sheet and earnings attributable to HSREV were presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

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

The amounts reflected in the following table are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the HHF venture as of December 31, 2014 and 2013 (in thousands):

	December 31,
	2014	2013

Assets
Storage facilities, net	$291,357	$302,557
Other assets	5,786	11,688
Total assets	$297,143	$314,245

Liabilities and equity
Other liabilities	$5,725	$1,625
Debt	100,000	—
Equity
CubeSmart	95,709	156,310
Joint venture partner	95,709	156,310
Total liabilities and equity	$297,143	$314,245

The following is a summary of results of operations of the real estate ventures for the years ended December 31, 2014, 2013 and 2012 (in thousands).

	Year ended December 31,
	2014	2013	2012

Total revenues	$26,852	$1,600	$7,229
Operating expenses	11,754	1,742	3,010
Interest expense, net	2,522	—	2,690
Depreciation and amortization	25,086	2,160	2,691
Net loss	(12,510)	(2,302)	(1,162)
Company’s share of net loss	(6,255)	(1,151)	(745)

The results of operations above include the periods from December 13, 2013 (date of acquisition) through December 31, 2014 for HHF, and the periods from January 1, 2012 through September 28, 2012 for HSREV, the date of the Company’s acquisition of the remaining 50% interest.

6.  UNSECURED SENIOR NOTES

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”).  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”).  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2014, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

Pricing on the Term Loan Facility depends on the Company’s unsecured debt credit ratings.  On September 25, 2014, the Company’s unsecured debt credit rating was upgraded to Baa2 from Baa3 by Moody’s Investors Service with a stable outlook.  As a result, the LIBOR spreads applicable to our borrowings under the Term Loan Facility were reduced, effective October 1, 2014.  In addition, on November 3, 2014, the Company’s unsecured bonds and issuer ratings were upgraded to BBB from BBB- by Standard and Poor’s Ratings Services with a stable outlook.  At the Company’s current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, with no LIBOR floor, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR, with no LIBOR floor.

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

The Company incurred costs of $2.1 million in 2013 and $0.2 million in 2014 in connection with the Amendments and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheets.  Unamortized costs, along with costs incurred in connection with the amendments, are amortized as an adjustment to interest expense over the remaining term of the modified facilities. In connection with the repayment of Term Loan C, the Company recognized $0.4 million related to the write-off of unamortized loan procurement costs associated with that term loan.

As of December 31, 2014, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $78.0 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $222.0 million was available for borrowing on the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of December 31, 2014 that fix 30-day LIBOR (see note 10).  As of December 31, 2014, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.95%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at December 31, 2014 and no further borrowings may be made under the term loans.  The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of and for the year ended December 31, 2014, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loan	2014	2013	Interest Rate	Date
	(in thousands)
YSI 10	—	3,839	5.87%	Jan-15
YSI 15	—	1,733	6.41%	Jan-15
YSI 52	—	4,548	5.63%	Jan-15
YSI 58	—	8,676	2.97%	Jan-15
YSI 29	12,635	12,853	3.69%	Aug-15
YSI 13	8,427	8,500	3.00%	Oct-15
YSI 20	54,091	56,373	5.97%	Nov-15
YSI 63	7,466	—	2.82%	Dec-15
YSI 59	9,221	9,418	4.82%	Mar-16
YSI 60	3,610	3,670	5.04%	Aug-16
YSI 51	7,105	7,219	5.15%	Sep-16
YSI 64	7,919	—	3.54%	Oct-16
YSI 62	7,962	—	3.54%	Dec-16
YSI 35	—	4,274	6.90%	Jul-19
YSI 33	10,429	10,688	6.42%	Jul-19
YSI 26	8,780	8,945	4.56%	Nov-20
YSI 57	3,082	3,140	4.61%	Nov-20
YSI 55	23,767	24,145	4.85%	Jun-21
YSI 24	27,873	28,523	4.64%	Jun-21
Unamortized fair value adjustment	3,484	3,674

Total mortgage loans and notes payable	$195,851	$200,218

As of December 31, 2014 and 2013, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $344 million and $371 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at December 31, 2014 (in thousands):

2015	$84,874
2016	36,837
2017	1,784
2018	1,886
2019	10,852
2020 and thereafter	56,134
Total mortgage payments	192,367
Plus: Unamortized fair value adjustment	3,484
Total mortgage indebtedness	$195,851

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the year ended December 31, 2014 (in thousands):

	Unrealized losses on interest rate swaps	Unrealized loss on foreign currency translation	Total

Balance at December 31, 2013	$(10,222)	$(792)	$(11,014)

Other comprehensive loss before reclassifications	(3,885)	(172)	(4,057)
Amounts reclassified from accumulated other comprehensive loss	6,312 (a)	—	6,312
Net current-period other comprehensive income	2,427	(172)	2,255

Balance at December 31, 2014	$(7,795)	$(964)	$(8,759)

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at December 31, 2014 and December 31, 2013, respectively (in thousands):

						Fair Value
Hedge		Notional				December 31,	December 31,
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	2014	2013

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(757)	$(1,265)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(757)	(1,265)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(378)	(632)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(841)	(1,132)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(561)	(752)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(561)	(754)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(281)	(380)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(1,654)	(1,820)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(1,672)	(1,842)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(837)	(921)
		$400,000				$(8,299)	$(10,763)

(a)         Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2014 and 2013, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized loss on interest rate swap reflects a reclassification of $6.3 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2014.  The Company estimates that $5.7 million will be reclassified as an increase to interest expense in 2015.

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

Financial assets and liabilities carried at fair value as of December 31, 2014 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$8,299	$—

Total liabilities at fair value	$—	$8,299	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•                  Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2014 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of December 31, 2014, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at December 31, 2014 and 2013.   The aggregate carrying value of the Company’s debt was $1.2 billion and $1.1 billion at December 31, 2014 and 2013, respectively.  The estimated fair value of the Company’s debt was $1.2 billion and $1.1 billion at December 31, 2014 and 2013, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at December 31, 2014 and 2013.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

2301 Tillotson Ave, LLC (“Tillotson”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Tillotson and 49% is owned by another member (the “Tillotson Member”).  The facility is expected to commence operations during 2016.  The Tillotson Member has an option to put its ownership interest in the venture to the Company for $17.0 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Tillotson Member for $17.0 million beginning on the second anniversary of the facility’s construction being substantially complete.  The Company is accreting the $17.0 million liability during the development period and has accrued $2.4 million as of December 31, 2014.  The Company determined that Tillotson is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Tillotson.  At December 31, 2014, Tillotson had total assets of $2.9 million and total liabilities of $2.8 million.

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (the “Jamaica Ave Member”).  The facility is expected to commence operations during 2016.  The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete.  The Company is accreting the $12.5 million liability during the development period and has accrued $6.6 million as of December 31, 2014.  The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Jamaica Ave.  At December 31, 2014, Jamaica Ave had total assets of $15.2 million and total liabilities of $7.3 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY.  The Company owns 90% of SNL and the facilities are expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SNL.  At December 31, 2014, SNL had total assets of $12.3 million and total liabilities of $2.3 million.  The Company has provided $1.2 million of a total $20.1 million loan commitment to SNL which is secured by a mortgage on the real estate assets of SNL.  The loan and related interest was eliminated during consolidation.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate, and develop a self-storage facility in Northern Virginia.  The Company owns a 90% interest in SRLLC and the facility is expected to commence operations during 2015.  The Company consolidates the assets, liabilities, and results of operations of SRLLC.  During 2013, SRLLC acquired land for development for $13.1 million. In 2014, SRLLC completed the planned subdivision of the land into two parcels and sold one parcel for $6.5 million.  No gain or loss was recorded as a result of this transaction.  SRLLC retained the second parcel of land for the development of the storage facility.  At December 31, 2014, SRLLC had total assets of $14.7 million and total liabilities of $10.6 million.  The Company has provided $9.6 million of a total $14.6 million loan commitment to SRLLC, which loan is secured by a mortgage on the real estate assets of SRLLC.  The loan and related interest was eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England.  The Company owns a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB.  On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  On June 30, 2014, one of the assets was sold for net proceeds of $7.0 million and the loan was repaid with proceeds from the sale.  The loan and any related interest was eliminated during consolidation.  At December 31, 2014, USIFB had total assets of $5.7 million and total liabilities of $0.2 million.

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

On August 13, 2012, the Company purchased the remaining 50% interest in HART from Heitman for $61.1 million, and now owns 100% of HART. Accordingly, the Company wholly owns the facilities which are unencumbered by any property-level secured debt.  The Company previously consolidated HART, and therefore the acquisition of the remaining 50% interest is reflected in the equity section of the accompanying consolidated balance sheets.   As a result of the transaction, the Company eliminated noncontrolling interest in subsidiaries of $38.7 million and recorded a reduction to additional paid-in capital of $18.5 million.

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

Approximately 1.4% and 1.6% of the outstanding OP Units as of December 31, 2014 and December 31, 2013, respectively, were not owned by CubeSmart, the sole general partner.  The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.  However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

At December 31, 2014 and 2013, 2,257,486 and 2,275,730 OP Units, respectively, were held by third parties.  The per unit cash redemption amount of the outstanding OP Units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value at December 31, 2014 and 2013, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $14.8 million and $3.3 million at December 31, 2014 and 2013, respectively.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities.  Management agreements provide generally for management fees of between 5-6% of total revenues earned on a cash basis at the facilities.  Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2014, 2013 and 2012 respectively, were $0.9 million, $0.1 million and $0.2 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities.  These amounts consist of amounts due for management fees, payroll and other expenses incurred on behalf of the facilities.  The amounts due to the Company were $1.6 million and $2.1 million as of December 31, 2014 and 2013, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $10.8 million and $15.8 million as of December 31, 2014 and 2013, respectively, which are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

Corporate Office Leases

Subsequent to its entry into lease agreements with related parties for office space, the Operating Partnership entered into sublease agreements with various unrelated tenants for the related office space.  Each of these properties is part of Airport Executive Park, a 50-acre office and flex development located in Cleveland, Ohio, which is owned by former executives. Our independent Trustees approved the terms of, and entry into, each of the office lease agreements by the Operating Partnership.  The table below shows the office space subject to these lease agreements and certain key provisions, including the maturity date of each lease agreement and the minimum and maximum rents payable per month during the term.  The Operating Partnership did not extend these lease agreements beyond the maturity dates set forth below.

Office Space	Approximate Square Footage	Maturity Date	Fixed Minimum Rent Per Month	Fixed Maximum Rent Per Month
The Parkview Building — 6745 Engle Road; and 6751 Engle Road	21,900	12/31/2014	$25,673	$31,205
6745 Engle Road — Suite 100	2,212	12/31/2014	$3,051	$3,709
6745 Engle Road — Suite 110	1,731	12/31/2014	$2,387	$2,901
6751 Engle Road — Suites C and D	3,000	12/31/2014	$3,137	$3,771

In addition to monthly rent, the office lease agreements provide that our Operating Partnership reimburse for certain maintenance and improvements to the leased office space.  The aggregate amount of lease payments incurred under these lease agreements for each of the years ended December 31, 2014, 2013 and 2012 was approximately $0.5 million.

14.  COMMITMENTS AND CONTINGENCIES

The Company currently owns six operating self-storage facilities and one self-storage facility currently under development that are subject to ground leases and four other operating self-storage facilities having portions of land that are subject to ground leases. The Company recorded ground rent expense of approximately $2.0 million, $2.2 million, and $1.2 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2015	$1,443
2016	1,649
2017	1,649
2018	1,562
2019	1,557
2020 and thereafter	87,393
$95,253

The Company has development agreements for the construction of five new self-storage facilities (see note 4), which will require payments of approximately $50.3 million, due in installments upon completion of certain construction milestones, during 2015 and 2016.

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

In addition to the overall limit on the number of shares that may be subject to awards under the 2007 Plan, the 2007 Plan limits the number of shares that may be the subject of awards during the three-year period ending December 31, 2014.  Specifically, the average of the following three ratios (each expressed as a percentage) shall not exceed the greater of two percent (2%) or the mean of the Company’s GICS peer group for the three-year period beginning January 1, 2012 and ending December 31, 2014.  The three ratios would correspond to the three calendar years in the three-year period ending December 31, 2014, and each ratio would be computed as (i) the number of shares subject to awards granted in the applicable year divided by (ii) the sum of the number of common shares and OP units exchangeable into common shares outstanding at the end of such year.  Solely for purposes of calculating the number of shares subject to awards under this limitation, shares underlying Full-Value Awards will be taken into account in the numerator of the foregoing ratios as 1.5 shares.

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

Share Options

The fair values for options granted in 2014, 2013, and 2012 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2014	2013	2012
Risk-free interest rate	1.9%	1.0%	2.0%
Expected dividend yield	3.2%	3.3%	4.5%
Volatility (a)	37.98%	42.00%	52.22%
Weighted average expected life of the options (b)	6.0 years	6.0 years	9.59 years
Weighted average grant date fair value of options granted per share	$4.33	$4.28	$3.94

                                                                       (a)  Expected volatility is based upon the level of volatility historically experienced.

                                                                       (b)  Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2014, 2013 and 2012 grants was based on the trading history of the Company’s shares.

In 2014, 2013, and 2012, the Company recognized compensation expense related to options issued to employees and executives of approximately $0.9 million, $0.9 million and $1.2 million, respectively, which was recorded in general and administrative expense.  Approximately 223,590 share options were issued during 2014 for which the fair value of the options at their respective grant dates was approximately $1.0 million, which vest over three years.  As of December 31, 2014, the Company had approximately $1.0 million of unrecognized option compensation cost related to all grants that will be recorded over the next three years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2014, 2013 and 2012:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2011	5,255,718	$10.35	6.33
Options granted	222,421	11.48	9.14
Options canceled	(10,375)	9.01	—
Options exercised	(209,900)	7.89	6.08
Balance at December 31, 2012	5,257,864	$10.50	5.49
Options granted	182,297	14.84	9.08
Options canceled	(24,000)	13.57	—
Options exercised	(511,548)	7.24	4.53
Balance at December 31, 2013	4,904,613	$10.99	4.66
Options granted	223,590	15.73	9.08
Options canceled	(10,731)	17.38	—
Options exercised	(1,425,171)	9.69	3.21
Balance at December 31, 2014	3,692,301	$11.76	4.16

Vested or expected to vest at December 31, 2014	3,692,301	$11.76	4.16
Exercisable at December 31, 2014	3,271,474	$11.37	3.60

At December 31, 2014, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $38.1 million.  The aggregate intrinsic value of options exercised was approximately $15.5 million for the year ended December 31, 2014.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 194,000 restricted shares and share units were issued during 2014 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $3.4 million, which vest over three to five years.  During 2013, approximately 219,000 restricted shares and share units were issued for which the fair value of the restricted shares and share units at their respective grant dates was approximately $3.4 million.  As of December 31, 2014 the Company had approximately $3.0 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next four years.  Restricted share awards are considered to be performance awards and are valued using the share price on the grant date.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2014, 2013 and 2012, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $3.5 million, $5.4 million, and $3.9 million, respectively; these amounts were recorded in general and administrative expense.  The following table presents non-vested restricted share and share unit activity during 2014:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2014	711,631
Granted	194,495
Vested	(523,700)
Forfeited	(1,643)
Non-Vested at December 31, 2014	380,783

On January 24, 2014, 47,487 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.9 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2016.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

On January 25, 2012, 49,981 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.8 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units cliff vested on December 31, 2014.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

On May 30, 2012, 274,668 restricted share units were granted to our former chief executive officer.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holder thereof to receive common shares at a future date.  The deferred share units were awarded based on the price return of the Company’s share price over a two-year period.  The fair value of the restricted share units on the grant date was approximately $3.0 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units cliff vested on December 31, 2013.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings (loss) per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common share:

	For the year ended December 31,
	2014	2013	2012
	(Dollars and shares in thousands, except per share amounts)

Income (loss) from continuing operations	$26,366	$10,409	$(13,276)
Noncontrolling interests in the Operating Partnership	(302)	(51)	513
Noncontrolling interest in subsidiaries	(16)	42	(1,918)
Distribution to preferred shares (1)	(6,008)	(6,008)	(6,008)
Income (loss) from continuing operations attributable to the Company’s common shareholders	$20,040	$4,392	$(20,689)

Total discontinued operations	336	31,585	16,904
Noncontrolling interests in the Operating Partnership	(5)	(537)	(406)
Total discontinued operations attributable to the Company’s common shareholders	$331	$31,048	$16,498

Net income (loss) attributable to the Company’s common shareholders	$20,371	$35,440	$(4,191)

Weighted-average shares outstanding	149,107	135,191	124,548
Share options and restricted share units (2)	1,756	2,551	—
Weighted-average diluted shares outstanding (3)	150,863	137,742	124,548

Earnings (loss) per common share:
Continuing operations	$0.13	$0.03	$(0.17)
Discontinued operations	0.01	0.23	0.14
Basic and diluted earnings (loss) per common share	$0.14	$0.26	$(0.03)

Earnings (loss) per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings (loss) per common unit:

	For the year ended December 31,
	2014	2013	2012
	(Dollars and units in thousands, except per unit amounts)

Income (loss) from continuing operations	$26,366	$10,409	$(13,276)
Operating Partnership interests of third parties	(302)	(51)	513
Noncontrolling interest in subsidiaries	(16)	42	(1,918)
Distribution to preferred unitholders (1)	(6,008)	(6,008)	(6,008)
Income (loss) from continuing operations attributable to common unitholders	$20,040	$4,392	$(20,689)

Total discontinued operations	336	31,585	16,904
Operating Partnership interests of third parties	(5)	(537)	(406)
Total discontinued operations attributable to common unitholders	$331	$31,048	$16,498

Net income (loss) attributable to common unitholders	$20,371	$35,440	$(4,191)

Weighted-average units outstanding	149,107	135,191	124,548
Unit options and restricted share units (2)	1,756	2,551	—
Weighted-average diluted units outstanding (3)	150,863	137,742	124,548

Earnings (loss) per common unit:
Continuing operations	$0.13	$0.03	$(0.17)
Discontinued operations	0.01	0.23	0.14
Basic and diluted earnings (loss) per common unit	$0.14	$0.26	$(0.03)

(1)  For each of the years ended December 31, 2014, 2013 and 2012, the Company declared cash dividends per preferred share/unit of $1.938.

(2) For the year ended December 31, 2012, the potentially dilutive shares/units of approximately 2,000,000 were not included in the earnings per share/unit calculation as their effect is antidilutive.

(3) For the years ended December 31, 2014, 2013 and 2012, the Company declared cash dividends per common share/unit of $0.550, $0.460 and $0.350, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 2,257,486, 2,275,730 and 3,293,730 as of December 31, 2014, 2013 and 2012, respectively.  There were 163,956,675, 139,328,366 and 131,794,547 common units outstanding as of December 31, 2014, 2013 and 2012, respectively.

Common and Preferred Shares

Pursuant to a previous sales agreement, the Company had an “at-the-market” equity program that enabled it to sell common shares through a sales agent. On May 7, 2013, the Company terminated the previous sales agreement with its previous sales agent and entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with each of Wells Fargo Securities LLC; BMO Capital Markets Corp.; Jefferies LLC; Merrill Lynch, Pierce, Fenner & Smith Incorporated; and RBC Capital Markets, LLC (collectively, the “Sales Agents”).  The Equity Distribution Agreements replaced the previous sale agreement and were amended on May 5, 2014 and October 2, 2014 to increase the number of common shares authorized for sale through “at-the-market” equity offerings.  Pursuant to the Equity Distribution Agreements, as amended, the Company may sell, from time to time, up to 30 million common shares of beneficial interest through the Sales Agents.

During 2014, the Company sold a total of 15.2 million common shares under the agreements at an average sales price of $18.22 per share, resulting in net proceeds of $273.0 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2014 were used to fund acquisitions of self-storage facilities and for general corporate purposes.  As of December 31, 2014, 9.2 million common shares remained available for issuance under the Equity Distribution Agreements.

During 2013, the Company sold a total of 5.7 million common shares under the previous sales agreement and the Equity Distribution Agreements at an average sales price of $17.92 per share, resulting in net proceeds of $100.3 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2013 were used to fund acquisitions of self-storage facilities and for general corporate purposes.

On October 20, 2014, the Parent Company completed its public offering of 7,475,000 common shares at a public offering price of $19.33, inclusive of the full exercise by the underwriters of their option to purchase 975,000 shares to cover over-allotments. The Company received approximately $143.0 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  The proceeds combined with the proceeds raised from the program were used for general corporate purposes including funding a portion of the Company’s investment activity.

The Parent Company had 3.1 million 7.75%  Series A preferred shares outstanding as of December 31, 2014 and 2013, with a liquidation preference of $77.5 million, or $25.00 per share.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded at December 31, 2014 or 2013.  The Company had net deferred tax assets of $1.0 million and $0.7 million, which are included in other assets on the Company’s consolidated balance sheets as of December 31, 2014 and 2013, respectively.  The Company recorded $0.7 million in windfall tax benefits associated with share-based compensation during the year, which is included in Additional paid-in capital on the Company’s consolidated balance sheets. The Company believes it is more likely than not the deferred tax assets will be realized.

18.  DISCONTINUED OPERATIONS

For the year ended December 31, 2014, discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that the Company sold in prior years.  For the years ended December 31, 2013 and 2012, discontinued operations relates to 35 facilities that the Company sold during 2013 and 26 facilities that the Company sold during 2012.  Each of the sales during 2013 and 2012 resulted in the recognition of a gain, which totaled $27.4 million and $9.8 million, respectively.

The following table summarizes the revenue and expense information for the period the Company owned the facilities classified as discontinued operations during the years ended December 31, 2014, 2013 and 2012 (in thousands):

	For the year ended December 31,
	2014	2013	2012
REVENUES
Rental income	$—	$10,795	$21,077
Other property related income	—	1,583	2,703
Total revenues	—	12,378	23,780
OPERATING EXPENSES
Property operating expenses	(336)	5,318	10,742
Depreciation and amortization	—	2,703	5,548
Total operating expenses	(336)	8,021	16,290
OPERATING INCOME	336	4,357	7,490
OTHER INCOME (EXPENSE)
Interest expense on loans	—	(212)	(397)
Gain from dispositions of discontinued operations	—	27,440	9,811
Income from discontinued operations	$336	$31,585	$16,904

19.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2014, the Company acquired 53 self-storage facilities for an aggregate purchase price of approximately $568.2 million (see note 3).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2014 and 2013 based on the assumptions described above:

	Year ended December 31,
	2014	2013
	(unaudited)
	(in thousands, except per share data)

Pro forma revenue	$405,171	$378,518
Pro forma income from continuing operations	$59,406	$(276)
Earnings (loss) per common share from continuing operations:
Basic and diluted — as reported	$0.13	$0.03
Basic — as pro forma	$0.36	$(0.05)
Diluted — as pro forma	$0.35	$(0.05)

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2014 and 2013 (in thousands, except per share data):

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues	$87,267	$92,337	$97,092	$100,267
Total operating expenses	68,653	70,347	73,966	82,454
Net income attributable to the Company	4,530	7,886	8,480	5,483
Basic and diluted earnings per share	0.03	0.04	0.05	0.02

	For the three months ended
	March 31,	June 30,	September 30,	December 31,
	2013	2013	2013	2013

Total revenues	$74,655	$78,289	$82,487	$82,964
Total operating expenses	65,871	66,025	66,255	65,796
Net (loss) income attributable to the Company	(392)	2,550	16,342	22,948
Basic and diluted (loss) earnings per share	(0.01)	0.01	0.11	0.15

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 18).

CUBESMART
SCHEDULE III
REAL ESTATE AND RELATED DEPRECIATION
December 31, 2014
(dollars in thousands)

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Chandler I, AZ	47,520		327	1,257	271	327	1,353	1,680	421	2005
Chandler II, AZ	83,819		1,518	7,485	12	1,518	7,496	9,014	474	2013
Gilbert, AZ	57,380		951	4,688	11	951	4,699	5,650	1,305	2013
Glendale, AZ	56,807		201	2,265	1,010	418	2,725	3,143	1,249	1998
Green Valley, AZ	25,050		298	1,153	132	298	1,075	1,373	297	2005
Mesa I, AZ	52,575		920	2,739	176	921	2,469	3,390	690	2006
Mesa II, AZ	45,511		731	2,176	189	731	2,048	2,779	566	2006
Mesa III, AZ	58,264		706	2,101	182	706	1,899	2,605	538	2006
Phoenix I, AZ	100,775		1,134	3,376	348	1,135	3,075	4,210	870	2006
Phoenix II, AZ	83,160		756	2,251	1,554	847	3,109	3,956	712	2006/2011
Phoenix III, AZ	121,761		2,115	10,429	24	2,115	10,453	12,568	83	2014
Scottsdale, AZ	79,525		443	4,879	1,698	883	5,475	6,358	2,499	1998
Tempe I, AZ	53,890		749	2,159	236	749	2,086	2,835	552	2005
Tempe II, AZ	35,125		588	2,898	31	588	2,929	3,517	518	2013
Tucson I, AZ	59,800		188	2,078	966	384	2,590	2,974	1,169	1998
Tucson II, AZ	43,950		188	2,078	1,032	391	2,635	3,026	1,122	1998
Tucson III, AZ	49,832	(A)	532	2,048	243	533	1,930	2,463	520	2005
Tucson IV, AZ	48,040	(A)	674	2,595	262	675	2,436	3,111	662	2005
Tucson V, AZ	45,134	(A)	515	1,980	333	515	1,957	2,472	520	2005
Tucson VI, AZ	40,814	(A)	440	1,692	201	430	1,595	2,025	439	2005
Tucson VII, AZ	52,688	(A)	670	2,576	275	670	2,440	3,110	673	2005
Tucson VIII, AZ	46,650	(A)	589	2,265	268	589	2,182	2,771	578	2005
Tucson IX, AZ	67,545	(A)	724	2,786	349	725	2,619	3,344	730	2005
Tucson X, AZ	46,350	(A)	424	1,633	203	425	1,526	1,951	424	2005
Tucson XI, AZ	42,940	(A)	439	1,689	391	439	1,791	2,230	507	2005
Tucson XII, AZ	42,225	(A)	671	2,582	285	672	2,454	3,126	653	2005
Tucson XIII, AZ	45,800	(A)	587	2,258	271	587	2,167	2,754	584	2005
Tucson XIV, AZ	49,095		707	2,721	455	708	2,642	3,350	707	2005
Benicia, CA	74,770		2,392	7,028	191	2,392	6,146	8,538	1,642	2005
Citrus Heights, CA	75,620	(A)	1,633	4,793	213	1,634	4,254	5,888	1,198	2005
Corona, CA	95,125		2,107	10,385	1	2,107	10,385	12,492	55	2014
Diamond Bar, CA	102,984		2,522	7,404	179	2,524	6,491	9,015	1,820	2005
Escondido, CA	142,895		3,040	11,804	161	3,040	9,611	12,651	1,991	2007

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Fallbrook, CA	46,401		133	1,492	1,736	432	2,722	3,154	1,084	1997
Fremont, CA	51,243		1,158	5,711	38	1,158	5,750	6,908	45	2014
Lancaster, CA	60,675		390	2,247	956	556	2,703	3,259	950	2001
Long Beach, CA	124,571		3,138	14,368	493	3,138	12,950	16,088	3,352	2006
Murrieta, CA	49,795		1,883	5,532	167	1,903	4,835	6,738	1,295	2005
North Highlands, CA	57,169	(A)	868	2,546	390	868	2,480	3,348	690	2005
Ontario, CA	93,590		1,705	8,401	17	1,705	8,418	10,123	44	2014
Orangevale, CA	50,542	(A)	1,423	4,175	267	1,423	3,770	5,193	1,066	2005
Pleasanton, CA	85,045		2,799	8,222	54	2,799	7,034	9,833	1,896	2005
Rancho Cordova, CA	53,978	(A)	1,094	3,212	250	1,095	2,930	4,025	845	2005
Rialto I, CA	57,391		899	4,118	177	899	3,725	4,624	972	2006
Rialto II, CA	99,783		277	3,098	1,715	672	4,034	4,706	1,815	1997
Riverside I, CA	67,120		1,351	6,183	417	1,351	5,768	7,119	1,473	2006
Riverside II, CA	85,076		1,170	5,359	355	1,170	4,980	6,150	1,289	2006
Roseville, CA	59,944	(A)	1,284	3,767	319	1,284	3,491	4,775	1,002	2005
Sacramento I, CA	50,714	(A)	1,152	3,380	237	1,152	3,058	4,210	875	2005
Sacramento II, CA	62,088	(A)	1,406	4,128	233	1,407	3,696	5,103	1,039	2005
San Bernardino I, CA	31,070		51	572	1,166	182	1,422	1,604	537	1997
San Bernardino II, CA	41,546		112	1,251	1,228	306	1,949	2,255	817	1997
San Bernardino III, CA	35,416		98	1,093	1,194	242	1,806	2,048	706	1997
San Bernardino IV, CA	83,307		1,872	5,391	154	1,872	4,828	6,700	1,316	2005
San Bernardino V, CA	57,595		783	3,583	478	783	3,534	4,317	923	2006
San Bernardino VII, CA	78,753		1,475	6,753	274	1,290	6,281	7,571	1,643	2006
San Bernardino VIII, CA	99,004		1,691	7,741	439	1,692	6,237	7,929	2,519	2006
San Marcos, CA	37,430		775	2,288	119	776	2,043	2,819	571	2005
Santa Ana, CA	64,071		1,223	5,600	280	1,223	5,107	6,330	1,331	2006
South Sacramento, CA	52,490	(A)	790	2,319	236	791	2,143	2,934	622	2005
Spring Valley, CA	55,045		1,178	5,394	561	1,178	5,210	6,388	1,368	2006
Temecula I, CA	81,320		660	4,735	1,231	899	5,409	6,308	1,257	1998
Temecula II, CA	84,318		3,080	5,839	198	3,080	5,108	8,188	1,060	2007
Vista I, CA	74,481		711	4,076	2,293	1,118	5,442	6,560	1,800	2001
Vista II, CA	147,871		4,629	13,599	142	4,629	11,698	16,327	3,165	2005

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Walnut, CA	50,708		1,578	4,635	236	1,595	4,133	5,728	1,105	2005
West Sacramento, CA	40,015	(B)	1,222	3,590	200	1,222	3,236	4,458	868	2005
Westminster, CA	68,428		1,740	5,142	303	1,743	4,560	6,303	1,292	2005
Aurora, CO	75,867	(A)	1,343	2,986	313	1,343	2,764	4,107	739	2005
Colorado Springs I, CO	47,975		771	1,717	337	771	1,711	2,482	449	2005
Colorado Springs II, CO	62,400		657	2,674	210	656	2,377	3,033	641	2006
Denver I, CO	59,200		673	2,741	197	671	2,436	3,107	694	2006
Denver II, CO	74,295		1,430	7,053	71	1,430	7,123	8,553	341	2012
Federal Heights, CO	54,770	(A)	878	1,953	251	879	1,810	2,689	471	2005
Golden, CO	87,800	(A)	1,683	3,744	404	1,684	3,477	5,161	915	2005
Littleton, CO	53,490	(A)	1,268	2,820	277	1,268	2,589	3,857	655	2005
Northglenn, CO	52,102	(A)	862	1,917	365	862	1,869	2,731	477	2005
Bloomfield, CT	48,700		78	880	2,338	360	2,644	3,004	1,029	1997
Branford, CT	50,679		217	2,433	1,317	504	3,055	3,559	1,626	1995
Bristol, CT	47,725		1,819	3,161	63	1,819	2,759	4,578	849	2005
East Windsor, CT	46,016		744	1,294	458	744	1,482	2,226	448	2005
Enfield, CT	52,875		424	2,424	396	473	2,229	2,702	873	2001
Gales Ferry, CT	54,805		240	2,697	1,458	489	3,473	3,962	1,503	1995
Manchester I, CT	46,925		540	3,096	360	563	2,684	3,247	1,100	2002
Manchester II, CT	52,725		996	1,730	255	996	1,677	2,673	495	2005
Manchester III, CT	60,113		671	3,308	6	671	3,314	3,985	26	2014
Milford, CT	44,885		87	1,050	1,129	274	1,707	1,981	819	1996
Monroe, CT	58,500		2,004	3,483	600	2,004	3,399	5,403	1,072	2005
Mystic, CT	50,825		136	1,645	1,927	410	2,840	3,250	1,377	1996
Newington I, CT	42,620		1,059	1,840	206	1,059	1,752	2,811	518	2005
Newington II, CT	36,140		911	1,584	231	911	1,541	2,452	463	2005
Norwalk, CT	30,414		646	3,187	48	646	3,235	3,881	171	2012
Old Saybrook I, CT	86,950		3,092	5,374	519	3,092	5,039	8,131	1,537	2005
Old Saybrook II, CT	26,425		1,135	1,973	231	1,135	1,877	3,012	586	2005
Shelton, CT	78,430		1,449	8,221	179	1,449	7,317	8,766	678	2011
South Windsor, CT	72,075		90	1,127	1,322	272	2,062	2,334	859	1996
Stamford, CT	28,907		1,941	3,374	102	1,941	2,940	4,881	891	2005
Wilton, CT	84,515	12,635	2,409	12,261	172	2,421	12,494	14,915	824	2012
Washington I, DC	63,085	(B)	871	12,759	403	894	10,480	11,374	2,048	2008

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Washington II, DC	82,982		3,152	13,612	146	3,154	11,983	15,137	856	2011
Boca Raton, FL	37,958		529	3,054	1,564	813	3,711	4,524	1,259	2001
Boynton Beach I, FL	61,749		667	3,796	1,801	958	4,507	5,465	1,530	2001
Boynton Beach II, FL	61,579		1,030	2,968	329	1,030	2,861	3,891	778	2005
Boynton Beach III, FL	67,393		1,225	6,037	12	1,225	6,050	7,275	48	2014
Bradenton I, FL	68,441		1,180	3,324	225	1,180	3,028	4,208	854	2004
Bradenton II, FL	87,958		1,931	5,561	975	1,931	5,441	7,372	1,507	2004
Cape Coral I, FL	76,842		472	2,769	2,538	830	4,371	5,201	1,786	2000
Cape Coral II, FL	67,955		1,093	5,387	1	1,093	5,388	6,481	14	2014
Coconut Creek I, FL	78,883		1,189	5,863	106	1,189	5,968	7,157	286	2012
Coconut Creek II, FL	90,400		1,937	9,549	109	1,937	9,658	11,595	77	2014
Dania Beach, FL	168,724		3,584	10,324	1,171	3,584	9,999	13,583	2,827	2004
Dania, FL	58,145		205	2,068	1,442	481	2,813	3,294	1,375	1996
Davie, FL	81,235		1,268	7,183	815	1,373	5,735	7,108	2,500	2001
Deerfield Beach, FL	57,230		946	2,999	2,019	1,311	4,524	5,835	1,631	1998
Delray Beach I, FL	67,833		798	4,539	690	883	4,229	5,112	1,535	2001
Delray Beach II, FL	75,712		957	4,718	194	957	4,912	5,869	1,507	2013
Delray Beach III, FL	94,495		2,086	10,286	2	2,086	10,289	12,375	82	2014
Fernandina Beach, FL	121,083		378	4,222	3,668	643	6,991	7,634	2,432	1996
Ft. Lauderdale I, FL	70,063		937	3,646	2,438	1,384	5,416	6,800	1,994	1999
Ft. Lauderdale II, FL	49,507		862	4,250	54	862	4,305	5,167	1,834	2013
Ft. Myers I, FL	67,546		303	3,329	824	328	3,167	3,495	1,637	1999
Ft. Myers II, FL	83,125		1,030	5,080	4	1,030	5,084	6,114	40	2014
Ft. Myers III, FL	81,554		1,148	5,658	29	1,148	5,688	6,836	46	2014
Jacksonville I, FL	80,215		1,862	5,362	72	1,862	4,752	6,614	1,190	2005
Jacksonville II, FL	65,070		950	7,004	120	950	5,571	6,521	1,143	2007
Jacksonville III, FL	65,590		860	7,409	989	1,670	5,997	7,667	1,239	2007
Jacksonville IV, FL	77,535		870	8,049	1,030	1,651	7,004	8,655	1,449	2007

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Jacksonville V, FL	82,235		1,220	8,210	312	1,220	6,813	8,033	1,406	2007
Jacksonville VI, FL	74,425		755	3,725	1	755	3,725	4,480	10	2014
Kendall, FL	75,495	(B)	2,350	8,106	201	2,350	6,534	8,884	1,346	2007
Lake Worth I, FL	160,949		183	6,597	7,161	354	11,076	11,430	4,680	1998
Lake Worth II, FL	87,050		1,552	7,654	100	1,552	7,753	9,305	61	2014
Lakeland, FL	49,095		81	896	1,127	256	1,440	1,696	803	1994
Leisure City, FL	56,042		409	2,018	127	409	2,144	2,553	105	2012
Lutz I, FL	66,795		901	2,478	232	901	2,325	3,226	640	2004
Lutz II, FL	69,232		992	2,868	339	992	2,717	3,709	769	2004
Margate I, FL	53,660		161	1,763	—	399	3,196	3,595	1,402	1996
Margate II, FL	65,180		132	1,473	—	383	2,663	3,046	1,204	1996
Merritt Island, FL	50,281		716	2,983	606	796	2,851	3,647	888	2002
Miami I, FL	46,500		179	1,999	1,811	484	3,123	3,607	1,720	1996
Miami II, FL	66,960		253	2,544	1,456	561	3,183	3,744	1,634	1996
Miami III, FL	150,425		4,577	13,185	816	4,577	12,177	16,754	3,073	2005
Miami IV, FL	76,337		1,852	10,494	878	1,963	9,812	11,775	933	2011
Miramar, FL	75,530		1,206	5,944	50	1,206	5,995	7,201	697	2013
Naples I, FL	48,150		90	1,010	2,509	270	3,139	3,409	1,362	1996
Naples II, FL	65,850		148	1,652	4,320	558	5,278	5,836	2,162	1997
Naples III, FL	80,021		139	1,561	4,090	598	4,340	4,938	2,100	1997
Naples IV, FL	40,550		262	2,980	580	407	2,977	3,384	1,445	1998
New Smyrna Beach, FL	81,454		1,261	6,215	1	1,261	6,215	7,476	33	2014
Ocoee, FL	76,250		1,286	3,705	176	1,286	3,364	4,650	880	2005
Orange City, FL	59,580		1,191	3,209	205	1,191	2,926	4,117	823	2004
Orlando II, FL	63,084		1,589	4,576	148	1,589	4,085	5,674	1,089	2005
Orlando III, FL	101,330		1,209	7,768	646	1,209	7,028	8,237	1,546	2006
Orlando IV, FL	76,565		633	3,587	102	633	3,185	3,818	337	2010
Orlando V, FL	75,358		950	4,685	101	950	4,785	5,735	205	2012
Orlando VI, FL	71,475		640	3,154	1	640	3,155	3,795	8	2014
Oviedo, FL	49,276		440	2,824	551	440	2,704	3,144	620	2006
Palm Coast I, FL	47,400		555	2,735	60	555	2,795	3,350	22	2014
Palm Coast II, FL	122,490	7,962	1,511	7,450	250	1,511	7,700	9,211	63	2014
Pembroke Pines, FL	67,321		337	3,772	2,745	953	5,375	6,328	3,171	1997
Royal Palm Beach II, FL	81,394		1,640	8,607	225	1,640	7,171	8,811	1,478	2007
Sanford I, FL	61,810		453	2,911	164	453	2,509	2,962	589	2006
Sanford II, FL	70,054		1,003	4,944	1	1,003	4,945	5,948	26	2014

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Sarasota, FL	71,152		333	3,656	1,313	529	3,774	4,303	1,912	1999
St. Augustine, FL	59,725		135	1,515	3,330	383	4,274	4,657	1,858	1996
Stuart, FL	87,176		324	3,625	3,070	685	5,762	6,447	2,504	1997
SW Ranches, FL	64,955		1,390	7,598	139	1,390	5,875	7,265	1,215	2007
Tampa, FL	83,913		2,670	6,249	121	2,670	5,017	7,687	1,036	2007
West Palm Beach I, FL	68,061		719	3,420	1,547	835	3,992	4,827	1,439	2001
West Palm Beach II, FL	94,428		2,129	8,671	356	2,129	7,724	9,853	2,173	2004
West Palm Beach III, FL	77,664		804	3,962	41	804	4,002	4,806	168	2012
West Palm Beach IV, FL	102,912		1,499	7,392	133	1,499	7,524	9,023	59	2014
Winter Park, FL	54,356		866	4,268	1	866	4,269	5,135	23	2014
Alpharetta, GA	90,501		806	4,720	1,006	967	4,128	5,095	1,328	2001
Atlanta, GA	66,675		822	4,053	37	822	4,091	4,913	206	2012
Austell, GA	83,675		1,635	4,711	201	1,643	4,257	5,900	973	2006
Decatur, GA	145,280		616	6,776	220	616	6,089	6,705	3,106	1998
Duluth, GA	70,885		373	2,044	164	373	1,884	2,257	164	2011
Lawrenceville, GA	73,615		546	2,903	327	546	2,813	3,359	246	2011
Norcross I, GA	85,420		514	2,930	817	632	3,017	3,649	1,201	2001
Norcross II, GA	52,545		366	2,025	154	366	1,895	2,261	165	2011
Norcross III, GA	47,220		938	4,625	51	938	4,677	5,615	310	2012
Norcross IV, GA	57,505		576	2,839	48	576	2,887	3,463	144	2012
Peachtree City I, GA	49,875		435	2,532	668	529	2,571	3,100	846	2001
Peachtree City II, GA	59,950		398	1,963	16	398	1,979	2,377	100	2012
Smyrna, GA	57,015		750	4,271	242	750	3,483	4,233	1,130	2001
Snellville, GA	79,950		1,660	4,781	319	1,660	4,438	6,098	942	2007
Suwanee I, GA	85,125		1,737	5,010	282	1,737	4,593	6,330	990	2007
Suwanee II, GA	79,590		800	6,942	37	622	5,775	6,397	1,196	2007
Addison, IL	31,325		428	3,531	341	428	3,372	3,800	934	2004
Aurora, IL	73,985		644	3,652	153	644	3,285	3,929	919	2004
Bartlett, IL	51,425		931	2,493	278	931	2,389	3,320	654	2004
Bellwood, IL	86,550		1,012	5,768	805	1,012	5,275	6,287	1,820	2001
Bolingbrook, IL	80,070		1,675	8,254	4	1,675	8,259	9,934	44	2014
Chicago I, IL	95,715		2,667	13,118	1	2,667	13,118	15,785	69	2014
Chicago II, IL	78,980		833	4,035	1	833	4,036	4,869	21	2014
Chicago III, IL	84,964		2,427	11,962	1	2,427	11,963	14,390	63	2014
Countryside, IL	99,931		2,607	12,684	2	2,607	12,687	15,294	67	2014
Des Plaines, IL	69,600		1,564	4,327	519	1,564	4,207	5,771	1,150	2004

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Elk Grove Village, IL	64,104		1,446	3,535	285	1,446	3,292	4,738	946	2004
Evanston, IL	58,050		1,103	5,440	184	1,103	5,623	6,726	964	2013
Glenview, IL	100,085		3,740	10,367	559	3,740	9,461	13,201	2,599	2004
Gurnee, IL	80,300		1,521	5,440	263	1,521	4,940	6,461	1,414	2004
Hanover, IL	41,190		1,126	2,197	261	1,126	2,119	3,245	583	2004
Harvey, IL	60,090		869	3,635	208	869	3,304	4,173	923	2004
Joliet, IL	72,865		547	4,704	229	547	4,274	4,821	1,195	2004
Kildeer, IL	46,485		2,102	2,187	217	1,997	2,203	4,200	584	2004
Lombard, IL	57,691		1,305	3,938	659	1,305	3,996	5,301	1,158	2004
Mount Prospect, IL	65,000		1,701	3,114	412	1,701	3,074	4,775	827	2004
Mundelein, IL	44,700		1,498	2,782	236	1,498	2,606	4,104	715	2004
North Chicago, IL	53,400		1,073	3,006	370	1,073	2,891	3,964	810	2004
Plainfield I, IL	53,900		1,770	1,715	237	1,740	1,660	3,400	452	2004
Plainfield II, IL	51,900		694	2,000	153	694	1,820	2,514	476	2005
Schaumburg, IL	31,160		538	645	183	538	692	1,230	184	2004
Streamwood, IL	64,305		1,447	1,662	352	1,447	1,703	3,150	470	2004
Warrenville, IL	48,796		1,066	3,072	222	1,066	2,862	3,928	745	2005
Waukegan, IL	79,500		1,198	4,363	337	1,198	4,047	5,245	1,138	2004
West Chicago, IL	48,175		1,071	2,249	341	1,071	2,232	3,303	605	2004
Westmont, IL	53,150		1,155	3,873	226	1,155	3,559	4,714	974	2004
Wheeling I, IL	54,210		857	3,213	325	857	3,065	3,922	858	2004
Wheeling II, IL	67,825		793	3,816	451	793	3,716	4,509	1,036	2004
Woodridge, IL	50,232		943	3,397	182	943	3,103	4,046	870	2004
Schererville, IN	67,280		1,134	5,589	21	1,134	5,611	6,745	45	2014
Boston I, MA	33,286		538	3,048	107	538	2,731	3,269	294	2010
Boston II, MA	60,420		1,516	8,628	333	1,516	7,125	8,641	2,410	2002
Boston III, MA	108,205		3,211	15,829	2	3,211	15,831	19,042	126	2014
Leominster, MA	54,023		90	1,519	2,445	338	3,346	3,684	1,621	1998
Medford, MA	58,725		1,330	7,165	241	1,330	5,928	7,258	1,188	2007
Stoneham, MA	60,900		1,558	7,679	62	1,558	7,741	9,299	1,176	2013
Tewksbury, MA	61,832		1,537	7,579	14	1,537	7,593	9,130	60	2014
Baltimore, MD	93,550		1,050	5,997	1,285	1,173	5,857	7,030	2,132	2001
Beltsville, MD	63,707		1,277	6,295	41	1,277	6,335	7,612	2,053	2013
California, MD	77,840		1,486	4,280	169	1,486	3,857	5,343	1,079	2004
Clinton, MD	84,225	8,427	2,182	10,757	26	2,182	10,782	12,964	1,043	2013
District Heights, MD	78,490		1,527	8,313	460	1,527	7,648	9,175	626	2011
Elkridge, MD	63,525		1,155	5,695	120	1,155	5,815	6,970	382	2013
Gaithersburg, MD	87,045		3,124	9,000	392	3,124	8,132	11,256	2,256	2005
Hyattsville, MD	52,765		1,113	5,485	33	1,113	5,519	6,632	2,085	2013

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Laurel, MD	162,696		1,409	8,035	3,592	1,928	9,521	11,449	3,297	2001
Temple Hills I, MD	97,150		1,541	8,788	2,391	1,800	9,333	11,133	3,743	2001
Temple Hills II, MD	84,100	7,466	2,229	10,988	15	2,229	11,003	13,232	88	2014
Timonium, MD	66,717	7,919	2,269	11,184	36	2,269	11,220	13,489	89	2014
Upper Marlboro, MD	62,290		1,309	6,455	59	1,309	6,513	7,822	3,569	2013
Belmont, NC	81,850		385	2,196	834	451	2,349	2,800	783	2001
Burlington I, NC	109,396		498	2,837	706	498	2,910	3,408	1,008	2001
Burlington II, NC	42,165		320	1,829	363	340	1,760	2,100	605	2001
Cary, NC	112,402		543	3,097	670	543	3,495	4,038	1,326	2001
Charlotte, NC	69,000		782	4,429	1,458	1,068	4,693	5,761	1,469	2002
Raleigh, NC	48,675		209	2,398	327	296	2,255	2,551	1,083	1998
Bordentown, NJ	50,600		457	2,255	22	457	2,277	2,734	115	2012
Brick, NJ	51,725		234	2,762	1,431	485	3,393	3,878	1,750	1996
Cherry Hill I, NJ	51,500		222	1,260	81	222	1,159	1,381	129	2010
Cherry Hill II, NJ	64,825		471	2,323	88	471	2,410	2,881	105	2012
Clifton, NJ	105,550		4,346	12,520	240	4,340	11,081	15,421	2,899	2005
Cranford, NJ	91,280		290	3,493	2,423	779	4,748	5,527	2,289	1996
East Hanover, NJ	107,679		504	5,763	3,961	1,315	7,861	9,176	3,963	1996
Egg Harbor I, NJ	35,825		104	510	30	104	529	633	57	2010
Egg Harbor II, NJ	70,400		284	1,608	183	284	1,571	1,855	178	2010
Elizabeth, NJ	38,830		751	2,164	454	751	2,294	3,045	601	2005
Fairview, NJ	27,876		246	2,759	442	246	2,608	2,854	1,454	1997
Freehold, NJ	81,420		1,086	5,355	96	1,086	5,451	6,537	264	2012
Hamilton, NJ	70,450		1,885	5,430	246	1,893	4,911	6,804	1,166	2006
Hoboken, NJ	34,180		1,370	3,947	641	1,370	3,961	5,331	1,138	2005
Linden, NJ	100,425		517	6,008	2,291	1,043	6,817	7,860	3,669	1996
Lumberton, NJ	96,025		987	4,864	88	987	4,952	5,939	251	2012
Morris Township, NJ	71,976		500	5,602	2,687	1,072	6,679	7,751	4,646	1997
Parsippany, NJ	58,550		475	5,322	2,008	844	6,016	6,860	3,096	1997
Rahway, NJ	83,121		1,486	7,326	98	1,486	7,424	8,910	1,725	2013
Randolph, NJ	52,565		855	4,872	1,323	1,108	4,861	5,969	1,707	2002
Sewell, NJ	57,826		484	2,766	1,317	706	3,232	3,938	1,123	2001
Somerset, NJ	57,485		1,243	6,129	71	1,243	6,199	7,442	295	2012
Whippany, NJ	92,070		2,153	10,615	86	2,153	10,701	12,854	332	2013
Albuquerque I, NM	65,927	(A)	1,039	3,395	273	1,039	3,084	4,123	879	2005
Albuquerque II, NM	58,798	(A)	1,163	3,801	257	1,163	3,435	4,598	981	2005

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Albuquerque III, NM	57,536	(A)	664	2,171	334	664	2,117	2,781	592	2005
Henderson, NV	75,150		1,246	6,143	1	1,246	6,143	7,389	33	2014
Las Vegas I, NV	48,332		1,851	2,986	486	1,851	3,061	4,912	874	2006
Las Vegas II, NV	48,850		3,354	5,411	306	3,355	5,136	8,491	1,515	2006
Bronx I, NY	69,308		2,014	11,411	738	2,014	10,556	12,570	1,172	2010
Bronx II, NY	90,170		—	31,561	92	—	31,118	31,118	1,914	2011
Bronx III, NY	106,065		6,017	33,999	142	6,017	29,794	35,811	2,588	2011
Bronx IV, NY	75,030		—	22,830	96	—	20,272	20,272	1,442	2011
Bronx V, NY	54,733		—	17,564	157	—	15,610	15,610	1,192	2011
Bronx VI, NY	46,020		—	15,095	327	—	13,391	13,391	1,249	2011
Bronx VII, NY	78,625	8,780	—	22,512	67	—	22,688	22,688	1,501	2012
Bronx VIII, NY	30,550	3,082	1,245	6,137	128	1,251	6,295	7,546	412	2012
Bronx IX, NY	147,720	23,767	7,967	39,279	847	7,967	40,124	48,091	2,447	2012
Bronx X, NY	159,780	27,873	9,090	44,816	270	9,090	45,086	54,176	2,402	2012
Bronx XI, NY	46,902		—	17,130	11	—	17,141	17,141	115	2014
Brooklyn I, NY	57,500		1,795	10,172	247	1,795	9,002	10,797	997	2010
Brooklyn II, NY	60,920		1,601	9,073	438	1,601	8,213	9,814	905	2010
Brooklyn III, NY	41,585		3,195	15,657	75	3,195	15,814	19,009	911	2011
Brooklyn IV, NY	37,467		2,500	12,252	130	2,500	12,445	14,945	799	2011
Brooklyn V, NY	47,010		2,207	10,814	79	2,207	10,947	13,154	953	2011
Brooklyn VI, NY	75,640		4,016	19,680	69	4,016	19,856	23,872	1,655	2011
Brooklyn VII, NY	72,685		5,816	28,498	98	5,816	28,761	34,577	2,052	2011
Brooklyn VIII, NY	61,075		4,982	24,561	26	4,982	24,586	29,568	196	2014
Brooklyn IX, NY	46,980		2,966	14,620	25	2,966	14,645	17,611	117	2014
Jamaica I, NY	88,385		2,043	11,658	1,614	2,043	10,648	12,691	3,949	2001
Jamaica II, NY	91,245		5,496	26,930	121	5,496	27,194	32,690	2,006	2011
Long Island City, NY	89,125		5,700	28,101	1	5,700	28,102	33,802	74	2014
New Rochelle I, NY	46,037		1,673	4,827	667	1,673	4,846	6,519	1,179	2005
New Rochelle II, NY	63,145		3,167	2,713	276	3,762	18,822	22,584	1,206	2012
North Babylon, NY	78,341		225	2,514	4,080	568	5,496	6,064	2,423	1998
Patchogue, NY	47,739		1,141	5,624	1	1,141	5,625	6,766	30	2014
Riverhead, NY	38,340		1,068	1,149	195	1,068	1,111	2,179	342	2005
Southold, NY	59,595		2,079	2,238	260	2,079	2,094	4,173	653	2005

			Initial Cost		Costs Subsequent	Gross Carrying Amount at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Staten Island, NY	96,623		1,919	9,463	53	1,919	9,517	11,436	784	2013
Tuckahoe, NY	51,343		1,516	13,236	168	1,516	7,633	9,149	1,179	2011
West Hempstead, NY	84,457		2,237	11,030	113	2,237	11,142	13,379	534	2012
White Plains, NY	86,465		3,295	18,049	835	3,295	16,393	19,688	1,521	2011
Woodhaven, NY	50,665		2,028	11,285	56	2,028	10,044	12,072	759	2011
Wyckoff, NY	61,565		1,961	11,113	218	1,961	9,849	11,810	1,013	2010
Yorktown, NY	78,595		2,710	13,338	126	2,710	13,477	16,187	795	2011
Cleveland I, OH	46,000		525	2,592	175	524	2,419	2,943	690	2005
Cleveland II, OH	58,325		290	1,427	177	289	1,353	1,642	391	2005
Columbus I, OH	71,905		1,234	3,151	69	1,239	2,745	3,984	715	2006
Columbus II, OH	36,844		769	3,788	1	769	3,788	4,557	20	2014
Columbus III, OH	51,400		326	1,607	1	326	1,608	1,934	9	2014
Columbus IV, OH	60,575		443	2,182	1	443	2,183	2,626	12	2014
Columbus V, OH	60,925		838	4,128	1	838	4,129	4,967	22	2014
Columbus VI, OH	63,725		701	3,454	1	701	3,455	4,156	18	2014
Grove City, OH	89,290		1,756	4,485	177	1,761	4,044	5,805	1,018	2006
Hilliard, OH	89,190		1,361	3,476	222	1,366	3,210	4,576	804	2006
Lakewood, OH	39,332		405	854	560	405	1,281	1,686	859	1989
Lewis Center, OH	80,830		1,056	5,206	1	1,056	5,207	6,263	28	2014
Middleburg Heights, OH	93,200		63	704	2,179	332	2,271	2,603	1,037	1980
North Olmsted I, OH	48,665		63	704	1,350	214	1,613	1,827	804	1979
North Olmsted II, OH	47,850		290	1,129	1,135	469	1,997	2,466	1,353	1988
North Randall, OH	80,239		515	2,323	3,071	898	4,149	5,047	1,756	1998
Reynoldsburg, OH	67,245		1,290	3,295	251	1,295	3,092	4,387	792	2006
Strongsville, OH	43,683		570	3,486	336	570	2,989	3,559	622	2007
Warrensville Heights, OH	90,281		525	766	2,925	935	3,103	4,038	1,248	1980
Westlake, OH	62,750		509	2,508	202	508	2,322	2,830	680	2005
Conshohocken, PA	81,255		1,726	8,508	103	1,726	8,611	10,337	415	2012
Exton, PA	57,750		541	2,668	110	541	2,778	3,319	119	2012
Langhorne, PA	65,050		1,019	5,023	158	1,019	5,181	6,200	242	2012

					Costs	Gross Carrying Amount
			Initial Cost		Subsequent	at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Levittown, PA	76,180		926	5,296	1,160	926	5,444	6,370	2,014	2001
Malvern, PA	18,848		2,959	18,198	1,408	2,959	19,606	22,565	174	2013
Montgomeryville, PA	84,145		975	4,809	121	975	4,929	5,904	240	2012
Norristown, PA	54,911		777	3,709	567	777	4,381	5,158	253	2011
Philadelphia I, PA	97,414		1,461	8,334	1,762	1,461	6,918	8,379	2,612	2001
Philadelphia II, PA	68,239		1,012	4,990	68	1,012	5,057	6,069	41	2014
Exeter, RI	41,275		547	2,697	1	547	2,698	3,245	14	2014
Johnston, RI	80,725		1,061	5,229	1	1,061	5,231	6,292	28	2014
Wakefield, RI	45,895		823	4,058	1	823	4,059	4,882	21	2014
Woonsocket, RI	72,704		1,049	5,172	1	1,049	5,173	6,222	27	2014
Antioch, TN	76,190		588	4,906	287	588	4,426	5,014	1,167	2005
Nashville I, TN	103,840		405	3,379	469	405	3,270	3,675	884	2005
Nashville II, TN	83,384		593	4,950	183	593	4,443	5,036	1,199	2005
Nashville III, TN	101,575		416	3,469	191	416	3,328	3,744	873	2006
Nashville IV, TN	102,450		992	8,274	351	992	7,385	8,377	1,932	2006
Allen, TX	62,870	3,610	714	3,519	59	714	3,578	4,292	188	2012
Austin I, TX	59,620		2,239	2,038	152	2,239	1,865	4,104	499	2005
Austin II, TX	65,151	(B)	734	3,894	245	738	3,577	4,315	882	2006
Austin III, TX	70,560		1,030	5,468	224	1,035	5,032	6,067	1,175	2006
Austin IV, TX	65,370		862	4,250	106	862	4,356	5,218	35	2014
Austin V, TX	67,850		1,050	5,175	1	1,050	5,176	6,226	41	2014
Austin VI, TX	62,770		1,150	5,669	2	1,150	5,671	6,821	30	2014
Bryan, TX	60,400		1,394	1,268	146	1,396	1,194	2,590	327	2005
Carrollton, TX	77,140		661	3,261	47	661	3,308	3,969	132	2012
College Station, TX	26,550		812	740	119	813	710	1,523	188	2005
Cypress, TX	58,181		360	1,773	90	360	1,864	2,224	97	2012
Dallas I, TX	58,582		2,475	2,253	332	2,475	2,138	4,613	559	2005
Dallas II, TX	79,123		940	4,635	103	940	4,738	5,678	513	2013
Dallas III, TX	69,589		2,608	12,857	1	2,608	12,858	15,466	34	2014
Denton, TX	60,846		553	2,936	199	569	2,645	3,214	630	2006
El Paso I, TX	59,852	(A)	1,983	1,805	261	1,984	1,737	3,721	464	2005
El Paso II, TX	48,800	(A)	1,319	1,201	205	1,320	1,188	2,508	317	2005
El Paso III, TX	71,102	(A)	2,408	2,192	216	2,409	2,075	4,484	558	2005
El Paso IV, TX	66,906	(A)	2,073	1,888	59	2,074	1,635	3,709	523	2005
El Paso V, TX	62,290		1,758	1,617	157	1,761	1,514	3,275	410	2005
El Paso VI, TX	36,620		660	607	158	662	631	1,293	171	2005
El Paso VII, TX	34,423		563	517	8	565	559	1,124	15	2005
Fort Worth I, TX	50,246		1,253	1,141	220	1,253	1,126	2,379	282	2005
Fort Worth II, TX	72,900		868	4,607	292	874	4,232	5,106	1,034	2006
Frisco I, TX	50,754		1,093	3,148	131	1,093	2,841	3,934	744	2005

					Costs	Gross Carrying Amount
			Initial Cost		Subsequent	at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Frisco II, TX	71,399		1,564	4,507	95	1,564	3,991	5,555	1,065	2005
Frisco III, TX	74,765		1,147	6,088	242	1,154	5,525	6,679	1,354	2006
Frisco IV, TX	75,035		719	4,072	117	719	3,630	4,349	405	2010
Frisco V, TX	74,490		1,159	5,714	16	1,159	5,729	6,888	46	2014
Frisco VI, TX	68,926		1,064	5,247	2	1,064	5,249	6,313	28	2014
Garland I, TX	70,100		751	3,984	419	767	3,817	4,584	916	2006
Garland II, TX	68,425		862	4,578	206	862	4,187	5,049	943	2006
Houston III, TX	60,820		575	524	287	576	699	1,275	196	2005
Houston IV, TX	43,750		960	875	371	961	1,052	2,013	245	2005
Houston V, TX	125,135		1,153	6,122	712	1,156	5,972	7,128	1,327	2006
Houston VI, TX	54,680		575	524	5,709	983	4,912	5,895	443	2011
Houston VII, TX	47,102		681	3,355	83	681	3,438	4,119	238	2012
Houston VIII, TX	54,241		1,294	6,377	136	1,294	6,514	7,808	343	2012
Houston IX, TX	51,218		296	1,459	62	296	1,521	1,817	80	2012
Katy, TX	71,308		1,329	6,552	9	1,329	6,561	7,890	957	2013
Keller, TX	61,885		890	4,727	140	890	4,282	5,172	1,057	2006
Lewisville I, TX	58,140		476	2,525	295	492	2,406	2,898	566	2006
Lewisville II, TX	127,609		1,464	7,217	135	1,464	7,353	8,817	601	2013
Mansfield I, TX	63,025		837	4,443	197	843	4,062	4,905	983	2006
Mansfield II, TX	57,775		662	3,261	63	662	3,323	3,985	193	2012
McKinney I, TX	47,020		1,632	1,486	134	1,634	1,381	3,015	364	2005
McKinney II, TX	70,050		855	5,076	161	857	4,612	5,469	1,131	2006
McKinney III, TX	67,468		652	3,213	1	652	3,214	3,866	—	2014
North Richland Hills, TX	57,200		2,252	2,049	126	2,252	1,798	4,050	490	2005
Pearland, TX	72,050		450	2,216	82	450	2,299	2,749	121	2012
Richmond, TX	102,278		1,437	7,083	66	1,437	7,149	8,586	322	2013
Roanoke, TX	59,660		1,337	1,217	127	1,337	1,145	2,482	295	2005
San Antonio I, TX	73,309		2,895	2,635	306	2,895	2,410	5,305	612	2005
San Antonio II, TX	73,230		1,047	5,558	148	1,052	5,013	6,065	1,134	2006
San Antonio III, TX	71,775		996	5,286	235	996	4,799	5,795	1,052	2007
Spring, TX	72,751		580	3,081	205	580	2,839	3,419	690	2006
Murray I, UT	60,280	(A)	3,847	1,017	458	3,848	1,261	5,109	337	2005
Murray II, UT	71,221	(A)	2,147	567	460	2,148	865	3,013	262	2005
Salt Lake City I, UT	56,446	(A)	2,695	712	477	2,696	1,012	3,708	251	2005
Salt Lake City II, UT	51,676	(A)	2,074	548	364	1,931	747	2,678	203	2005

					Costs	Gross Carrying Amount
			Initial Cost		Subsequent	at December 31, 2014			Accumulated	Year
Description	Square Footage	Encumbrances	Land	Buildings and Improvements	to Acquisition	Land	Buildings and Improvements	Total	Depreciation (C)	Acquired / Developed
Alexandria, VA	114,150	9,221	2,812	13,865	177	2,812	14,043	16,855	745	2012
Burke Lake, VA	91,667	7,105	2,093	10,940	1,094	2,093	10,438	12,531	1,045	2011
Fairfax, VA	73,325		2,276	11,220	182	2,276	11,402	13,678	541	2012
Fredericksburg I, VA	69,475		1,680	4,840	280	1,680	4,447	6,127	1,086	2005
Fredericksburg II, VA	61,057		1,757	5,062	320	1,758	4,690	6,448	1,159	2005
Leesburg, VA	85,503		1,746	9,894	79	1,746	8,685	10,431	644	2011
Manassas, VA	72,745		860	4,872	118	860	4,327	5,187	467	2010
McLearen, VA	68,960		1,482	8,400	152	1,482	7,397	8,879	764	2010
Vienna, VA	54,698		2,300	11,340	115	2,300	11,456	13,756	549	2012
Divisional Offices					168		168	168	29
USIFB					5,702		5,702	5,702	1,247
	28,621,742		524,475	2,303,584	221,302	545,393	2,304,653	2,850,046	398,496

(A)  This facility is part of the YSI 20 Loan portfolio, with a balance of $54,091 as of December 31, 2014.

(B)  This facility is part of the YSI 33 Loan portfolio, with a balance of $10,429 as of December 31, 2014.

(C)  Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

     Activity in storage facilities during 2014 and 2013 was as follows (in thousands):

	2014	2013
Storage facilities*
Balance at beginning of year	$2,553,706	$2,443,022
Acquisitions & improvements	576,845	219,751
Fully depreciated assets	(6,855)	(14,398)
Dispositions and other	(13,716)	(127,700)
Construction in progress	7,218	33,031
Balance at end of year	$3,117,198	$2,553,706

Accumulated depreciation*
Balance at beginning of year	$398,536	$353,315
Depreciation expense	101,542	87,708
Fully depreciated assets	(6,855)	(14,398)
Dispositions and other	(1,154)	(28,089)
Balance at end of year	$492,069	$398,536

Storage facilities, net	$2,625,129	$2,155,170

* These amounts include equipment that is housed at the Company’s storage facilities which is excluded from Schedule III above.