Form 10-Q
period 2015-06-30
CubeSmart; CubeSmart, L.P.
filed 2015-08-07
CIK 1298675, 1300485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015.

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to .

Commission file number:
001-32324 (CubeSmart)
000-54462 (CubeSmart, L.P.)

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2015
Common shares, $0.01 par value per share, of CubeSmart	169,197,844

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2015 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company.” In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2015, owned a 98.7% interest in the Operating Partnership. The remaining 1.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2014 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate, including our ability to maintain or raise occupancy and rental rates;

•	the execution of our business plan;

•	the availability of external sources of capital;

•	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•	increases in interest rates and operating costs;

•	counterparty non-performance related to the use of derivative financial instruments;

•	our ability to maintain our Parent Company’s qualification as a real estate investment trust for federal income tax purposes;

•	acquisition and development risks;

•	increases in taxes, fees, and assessments from state and local jurisdictions;

•	risks of investing through joint ventures;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Storage facilities	$3,260,426	$3,117,198
Less: Accumulated depreciation	(549,206)	(492,069)
Storage facilities, net (including VIE assets of $75,448 and $49,829, respectively)	2,711,220	2,625,129
Cash and cash equivalents	3,167	2,901
Restricted cash	3,229	3,305
Loan procurement costs, net of amortization	11,778	10,653
Investment in real estate venture, at equity	92,371	95,709
Other assets, net	42,188	48,642
Total assets	$2,863,953	$2,786,339

LIABILITIES AND EQUITY
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	161,600	78,000
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	142,292	195,851
Accounts payable, accrued expenses and other liabilities	81,805	69,198
Distributions payable	28,685	28,137
Deferred revenue	17,141	15,311
Security deposits	403	401
Total liabilities	1,331,926	1,286,898

Noncontrolling interests in the Operating Partnership	52,472	49,823

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at June 30, 2015 and December 31, 2014 , respectively	31	31
Common shares $.01 par value, 400,000,000 shares authorized, 167,438,435 and 163,956,675 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,674	1,639
Additional paid-in capital	2,040,861	1,974,308
Accumulated other comprehensive loss	(8,378)	(8,759)
Accumulated deficit	(556,385)	(519,193)
Total CubeSmart shareholders’ equity	1,477,803	1,448,026
Noncontrolling interests in subsidiaries	1,752	1,592
Total equity	1,479,555	1,449,618
Total liabilities and equity	$2,863,953	$2,786,339

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES
Rental income	$96,803	$81,071	$188,359	$156,785
Other property related income	11,385	9,799	21,928	19,946
Property management fee income	1,683	1,467	3,272	2,873
Total revenues	109,871	92,337	213,559	179,604
OPERATING EXPENSES
Property operating expenses	38,210	32,080	75,641	64,370
Depreciation and amortization	38,086	30,487	75,981	58,602
General and administrative	7,114	7,059	14,287	13,628
Acquisition related costs	753	721	1,263	2,400
Total operating expenses	84,163	70,347	167,172	139,000
OPERATING INCOME	25,708	21,990	46,387	40,604
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(10,868)	(12,027)	(21,925)	(23,898)
Loan procurement amortization expense	(659)	(543)	(1,205)	(1,084)
Equity in losses of real estate ventures	(100)	(1,729)	(338)	(3,098)
Gain from sale of real estate	—	475	—	475
Other	(208)	(173)	(524)	(766)
Total other expense	(11,835)	(13,997)	(23,992)	(28,371)

INCOME FROM CONTINUING OPERATIONS	13,873	7,993	22,395	12,233

DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	—	336
Total discontinued operations	—	—	—	336
NET INCOME	13,873	7,993	22,395	12,569
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(161)	(95)	(252)	(144)
Noncontrolling interest in subsidiaries	12	(12)	15	(9)
NET INCOME ATTRIBUTABLE TO THE COMPANY	13,724	7,886	22,158	12,416
Distribution to preferred shareholders	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$12,222	$6,384	$19,154	$9,412

Basic earnings per share from continuing operations attributable to common shareholders	$0.07	$0.04	$0.12	$0.06
Basic earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.00	$0.00	$0.01
Basic earnings per share attributable to common shareholders	$0.07	$0.04	$0.12	$0.07

Diluted earnings per share from continuing operations attributable to common shareholders	$0.07	$0.04	$0.11	$0.06
Diluted earnings per share from discontinued operations attributable to common shareholders	$0.00	$0.00	$0.00	$0.01
Diluted earnings per share attributable to common shareholders	$0.07	$0.04	$0.11	$0.07

Weighted-average basic shares outstanding	166,683	144,679	166,096	142,461
Weighted-average diluted shares outstanding	168,224	146,999	167,655	144,691

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income from continuing operations	$12,222	$6,384	$19,154	$9,081
Total discontinued operations	—	—	—	331
Net income	$12,222	$6,384	$19,154	$9,412

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET INCOME	$13,873	$7,993	$22,395	$12,569
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(357)	(2,247)	(2,686)	(3,231)
Reclassification of realized losses on interest rate swaps	1,572	1,601	3,137	3,177
Unrealized gain (loss) on foreign currency translation	268	354	(69)	428
OTHER COMPREHENSIVE INCOME (LOSS)	1,483	(292)	382	374
COMPREHENSIVE INCOME	15,356	7,701	22,777	12,943
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(180)	(88)	(256)	(147)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	5	(17)	18	(16)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$15,181	$7,596	$22,539	$12,780

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries									178	178
Issuance of common shares	2,339	24			56,453			56,477		56,477
Issuance of restricted shares	154	1						1		1
Issuance of OP units											500
Conversion from units to shares	12				296			296		296	(296)
Exercise of stock options	976	10			9,349			9,359		9,359
Amortization of restricted shares					(36)			(36)		(36)
Share compensation expense					491			491		491
Adjustment for noncontrolling interest in the Operating Partnership							(2,913)	(2,913)		(2,913)	2,913
Net income (loss)							22,158	22,158	(15)	22,143	252
Other comprehensive income (loss):
Unrealized gains on interest rate swaps						445		445		445	6
Unrealized loss on foreign currency translation						(64)		(64)	(3)	(67)	(2)
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(53,433)	(53,433)		(53,433)	(724)
Balance at June 30, 2015	167,438	$1,674	3,100	$31	$2,040,861	$(8,378)	$(556,385)	$1,477,803	$1,752	$1,479,555	$52,472

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries									548	548
Issuance of common shares	7,211	73			126,046			126,119		126,119
Issuance of restricted shares	416	4						4		4
Conversion from units to shares	14				234			234		234	(234)
Exercise of stock options	109	1			966			967		967
Amortization of restricted shares					(1,050)			(1,050)		(1,050)
Share compensation expense					428			428		428
Adjustment for noncontrolling interest in the Operating Partnership							(5,830)	(5,830)		(5,830)	5,830
Net income							12,416	12,416	9	12,425	144
Other comprehensive income (loss):
Unrealized losses on interest rate swaps						(53)		(53)		(53)	(1)
Unrealized gain on foreign currency translation						417		417	7	424	4
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(37,689)	(37,689)		(37,689)	(588)
Balance at June 30, 2014	147,078	$1,471	3,100	$31	$1,669,327	$(10,650)	$(474,944)	$1,185,235	$1,495	$1,186,730	$41,430

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$22,395	$12,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,186	59,686
Gain from sale of real estate	—	(475)
Equity compensation expense	455	(622)
Accretion of fair market value adjustment of debt	(803)	(800)
Equity in losses of real estate ventures	338	3,098
Changes in other operating accounts:
Other assets	(3,896)	(1,353)
Restricted cash	190	353
Accounts payable and accrued expenses	3,306	(2,190)
Other liabilities	1,517	1,313
Net cash provided by operating activities	$100,688	$71,579
Investing Activities
Acquisitions of storage facilities	(85,627)	(211,722)
Additions and improvements to storage facilities	(11,874)	(8,481)
Development costs	(37,026)	(12,693)
Cash contributed to real estate venture	—	(1,750)
Cash distributed from real estate venture	3,000	53,949
Proceeds from sale of real estate, net	—	13,475
Fundings of notes receivable	(4,100)	—
Change in restricted cash	(63)	304
Net cash used in investing activities	$(135,690)	$(166,918)
Financing Activities
Proceeds from:
Revolving credit facility	378,700	447,200
Principal payments on:
Revolving credit facility	(295,100)	(428,900)
Mortgage loans and notes payable	(55,451)	(2,653)
Loan procurement costs	(2,283)	(57)
Proceeds from issuance of common shares, net	56,478	126,123
Exercise of stock options	9,359	967
Contributions from noncontrolling interests in subsidiaries	178	548
Distributions paid to common shareholders	(52,887)	(36,682)
Distributions paid to preferred shareholders	(3,004)	(3,004)
Distributions paid to noncontrolling interests in Operating Partnership	(722)	(590)
Net cash provided by financing activities	$35,268	$102,952
Change in cash and cash equivalents	266	7,613
Cash and cash equivalents at beginning of year	2,901	3,176
Cash and cash equivalents at end of year	$3,167	$10,789
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$23,893	$25,204
Supplemental disclosure of noncash activities:
Accretion of liability	$7,427	$3,571
Derivative valuation adjustment	$451	$(54)
Foreign currency translation adjustment	$(69)	$428
Mortgage loan assumption - acquistions of storage facilities	$2,695	$27,467

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30,	December 31,
	2015	2014

ASSETS
Storage facilities	$3,260,426	$3,117,198
Less: Accumulated depreciation	(549,206)	(492,069)
Storage facilities, net (including VIE assets of $75,448 and $49,829, respectively)	2,711,220	2,625,129
Cash and cash equivalents	3,167	2,901
Restricted cash	3,229	3,305
Loan procurement costs, net of amortization	11,778	10,653
Investment in real estate venture, at equity	92,371	95,709
Other assets, net	42,188	48,642
Total assets	$2,863,953	$2,786,339

LIABILITIES AND CAPITAL
Unsecured senior notes	$500,000	$500,000
Revolving credit facility	161,600	78,000
Unsecured term loan	400,000	400,000
Mortgage loans and notes payable	142,292	195,851
Accounts payable, accrued expenses and other liabilities	81,805	69,198
Distributions payable	28,685	28,137
Deferred revenue	17,141	15,311
Security deposits	403	401
Total liabilities	1,331,926	1,286,898

Limited Partnership interests of third parties	52,472	49,823

Commitments and contingencies

Capital
Operating Partner	1,486,181	1,456,785
Accumulated other comprehensive loss	(8,378)	(8,759)
Total CubeSmart, L.P. capital	1,477,803	1,448,026
Noncontrolling interests in subsidiaries	1,752	1,592
Total capital	1,479,555	1,449,618
Total liabilities and capital	$2,863,953	$2,786,339

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

REVENUES
Rental income	$96,803	$81,071	$188,359	$156,785
Other property related income	11,385	9,799	21,928	19,946
Property management fee income	1,683	1,467	3,272	2,873
Total revenues	109,871	92,337	213,559	179,604
OPERATING EXPENSES
Property operating expenses	38,210	32,080	75,641	64,370
Depreciation and amortization	38,086	30,487	75,981	58,602
General and administrative	7,114	7,059	14,287	13,628
Acquisition related costs	753	721	1,263	2,400
Total operating expenses	84,163	70,347	167,172	139,000
OPERATING INCOME	25,708	21,990	46,387	40,604
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(10,868)	(12,027)	(21,925)	(23,898)
Loan procurement amortization expense	(659)	(543)	(1,205)	(1,084)
Equity in losses of real estate ventures	(100)	(1,729)	(338)	(3,098)
Gain from sale of real estate	—	475	—	475
Other	(208)	(173)	(524)	(766)
Total other expense	(11,835)	(13,997)	(23,992)	(28,371)

INCOME FROM CONTINUING OPERATIONS	13,873	7,993	22,395	12,233

DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	—	336
Total discontinued operations	—	—	—	336
NET INCOME	13,873	7,993	22,395	12,569
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	12	(12)	15	(9)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	13,885	7,981	22,410	12,560
Operating Partnership interests of third parties	(161)	(95)	(252)	(144)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	13,724	7,886	22,158	12,416
Distribution to preferred unitholders	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$12,222	$6,384	$19,154	$9,412

Basic earnings per unit from continuing operations attributable to common unitholders	$0.07	$0.04	$0.12	$0.06
Basic earnings per unit from discontinued operations attributable to common unitholders	$0.00	$0.00	$0.00	$0.01
Basic earnings per unit attributable to common unitholders	$0.07	$0.04	$0.12	$0.07

Diluted earnings per unit from continuing operations attributable to common unitholders	$0.07	$0.04	$0.11	$0.06
Diluted earnings per unit from discontinued operations attributable to common unitholders	$0.00	$0.00	$0.00	$0.01
Diluted earnings per unit attributable to common unitholders	$0.07	$0.04	$0.11	$0.07

Weighted-average basic units outstanding	166,683	144,679	166,096	142,461
Weighted-average diluted units outstanding	168,224	146,999	167,655	144,691

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income from continuing operations	$12,222	$6,384	$19,154	$9,081
Total discontinued operations	—	—	—	331
Net income	$12,222	$6,384	$19,154	$9,412

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

NET INCOME	$13,873	$7,993	$22,395	$12,569
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(357)	(2,247)	(2,686)	(3,231)
Reclassification of realized losses on interest rate swaps	1,572	1,601	3,137	3,177
Unrealized gain (loss) on foreign currency translation	268	354	(69)	428
OTHER COMPREHENSIVE INCOME (LOSS)	1,483	(292)	382	374
COMPREHENSIVE INCOME	15,356	7,701	22,777	12,943
Comprehensive income attributable to Operating Partnership interests of third parties	(180)	(88)	(256)	(147)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	5	(17)	18	(16)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$15,181	$7,596	$22,539	$12,780

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries						178	178
Issuance of common OP units	2,339		56,477		56,477		56,477
Issuance of restricted OP units	154		1		1		1
Issuance of OP Units								500
Conversion from units to shares	12		296		296		296	(296)
Exercise of OP unit options	976		9,359		9,359		9,359
Amortization of restricted OP units			(36)		(36)		(36)
OP unit compensation expense			491		491		491
Adjustment for Operating Partnership interest of third parties			(2,913)		(2,913)		(2,913)	2,913
Net income (loss)			22,158		22,158	(15)	22,143	252
Other comprehensive income (loss):
Unrealized gains on interest rate swaps				445	445		445	6
Unrealized loss on foreign currency translation				(64)	(64)	(3)	(67)	(2)
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(53,433)		(53,433)		(53,433)	(724)
Balance at June 30, 2015	167,438	3,100	$1,486,181	$(8,378)	$1,477,803	$1,752	$1,479,555	$52,472

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries						548	548
Issuance of common OP units	7,211		126,119		126,119		126,119
Issuance of restricted OP units	416		4		4		4
Conversion from units to shares	14		234		234		234	(234)
Exercise of OP unit options	109		967		967		967
Amortization of restricted OP units			(1,050)		(1,050)		(1,050)
OP unit compensation expense			428		428		428
Adjustment for Operating Partnership interest of third parties			(5,830)		(5,830)		(5,830)	5,830
Net income			12,416		12,416	9	12,425	144
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps				(53)	(53)		(53)	(1)
Unrealized gain on foreign currency translation				417	417	7	424	4
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(37,689)		(37,689)		(37,689)	(588)
Balance at June 30, 2014	147,078	3,100	$1,195,885	$(10,650)	$1,185,235	$1,495	$1,186,730	$41,430

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$22,395	$12,569
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	77,186	59,686
Gain from sale of real estate	—	(475)
Equity compensation expense	455	(622)
Accretion of fair market value adjustment of debt	(803)	(800)
Equity in losses of real estate ventures	338	3,098
Changes in other operating accounts:
Other assets	(3,896)	(1,353)
Restricted cash	190	353
Accounts payable and accrued expenses	3,306	(2,190)
Other liabilities	1,517	1,313
Net cash provided by operating activities	$100,688	$71,579
Investing Activities
Acquisitions of storage facilities	(85,627)	(211,722)
Additions and improvements to storage facilities	(11,874)	(8,481)
Development costs	(37,026)	(12,693)
Cash contributed to real estate venture	—	(1,750)
Cash distributed from real estate venture	3,000	53,949
Proceeds from sale of real estate, net	—	13,475
Fundings of notes receivable	(4,100)	—
Change in restricted cash	(63)	304
Net cash used in investing activities	$(135,690)	$(166,918)
Financing Activities
Proceeds from:
Revolving credit facility	378,700	447,200
Principal payments on:
Revolving credit facility	(295,100)	(428,900)
Mortgage loans and notes payable	(55,451)	(2,653)
Loan procurement costs	(2,283)	(57)
Proceeds from issuance of common OP units	56,478	126,123
Exercise of OP unit options	9,359	967
Contributions from noncontrolling interests in subsidiaries	178	548
Distributions paid to common OP unitholders	(53,609)	(37,272)
Distributions paid to preferred OP unitholders	(3,004)	(3,004)
Net cash provided by financing activities	$35,268	$102,952
Change in cash and cash equivalents	266	7,613
Cash and cash equivalents at beginning of year	2,901	3,176
Cash and cash equivalents at end of year	$3,167	$10,789
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$23,893	$25,204
Supplemental disclosure of noncash activities:
Accretion of liability	$7,427	$3,571
Derivative valuation adjustment	$451	$(54)
Foreign currency translation adjustment	$(69)	$428
Mortgage loan assumption - acquisition of storage facilities	$2,695	$27,467

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2015, the Company owned self-storage facilities located in 22 states throughout the United States and the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of June 30, 2015, the Parent Company owned approximately 98.7% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2014, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

3. STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2015	2014
	(in thousands)
Land	$565,187	$545,393
Buildings and improvements	2,387,241	2,304,653
Equipment	230,062	218,731
Construction in progress	77,936	48,421
Storage facilities	3,260,426	3,117,198
Less Accumulated depreciation	(549,206)	(492,069)
Storage facilities, net	$2,711,220	$2,625,129

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2014 through June 30, 2015:

t
			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Facilities	(in thousands)

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
			11	$92,965

2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450
New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various (see note 4)	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

4. INVESTMENT ACTIVITY

2015 Acquisitions

During 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, both Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs. During 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million. On March 18, 2015, the Company closed on the second tranche of the remaining four self-storage facilities comprising the HSRE Acquisition, for an aggregate purchase price of $27.5 million. The four facilities purchased in the second tranche are located in Illinois. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2015 was approximately $0.7 million.

During the six months ended June 30, 2015, the Company acquired seven additional self-storage facilities, including one facility upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $65.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $3.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2015 was approximately $0.5 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $2.7 million, which fair value includes an outstanding principal balance totaling $2.5 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

As of June 30, 2015, the Company was under contract and had made aggregate deposits of $5.1 million associated with four facilities under construction for a total purchase price of $90.2 million. In connection with one of the facilities, the Company provided a $4.1 million loan for the purpose of acquiring the premises on which the facility will be built. The deposits and note receivable are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these four facilities is expected to occur by the fourth quarter of 2016 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

Development

At June 30, 2015, the Company had five contracts through joint ventures for the construction of four self-storage facilities located in New York (see note 12) and one self-storage facility located in Washington, D.C. Construction for all projects is expected to be completed by the third quarter of 2016. At June 30, 2015, development costs for these projects totaled $71.8 million. These costs are capitalized to construction in progress while the projects are under evelopment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the second quarter of 2015, the Company, through a joint venture in which the Company owns a 90% interest, completed the construction of a self-storage facility located in Arlington, VA and opened for operation. Total costs for this project were $17.1 million at June 30, 2015. These costs are capitalized to land, building and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

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

2014 Acquisitions

On November 3, 2014, the Company closed on the first tranche of 22 self-storage facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million. The 22 self-storage facilities purchased are located in California, Florida, Illinois, Nevada, New York, Ohio and Rhode Island. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $14.5 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2015 was approximately $7.2 million.

During 2014, the Company acquired 31 additional self-storage facilities located throughout the United States for an aggregate purchase price of approximately $372.7 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $23.8 million at the time of such acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2015 was approximately $8.1 million. In connection with four of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $27.5 million, which fair value includes an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

The following table summarizes the Company’s revenue and earnings associated with the 2015 and 2014 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total revenue	$1,524	$3,843	$1,743	$5,200
Net loss	(1,146)	(2,115)	(1,124)	(2,914)

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

The amounts reflected in the following table are based on the historical financial information of the real estate venture.

The following is a summary of the financial position of the HHF venture as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30,	December 31,
	2015	2014
Assets
Storage facilities, net	$284,665	$291,357
Other assets	4,447	5,786
Total assets	$289,112	$297,143

Liabilities and equity
Other liabilities	$4,370	$5,725
Debt	100,000	100,000
Equity
CubeSmart	92,371	95,709
Joint venture partner	92,371	95,709
Total liabilities and equity	$289,112	$297,143

The following is a summary of results of operations of the real estate venture for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Total revenues	$7,465	$6,500	$14,525	$13,020
Operating expenses	3,174	2,842	6,227	5,621
Interest expense, net	931	610	1,862	610
Depreciation and amortization	3,560	6,506	7,112	12,985
Net loss	(200)	(3,458)	(676)	(6,196)
Company’s share of net loss	(100)	(1,729)	(338)	(3,098)

6. UNSECURED SENIOR NOTES

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”). On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”). The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.” The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2015, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

On June 18, 2013, the Company amended both the Term Loan Facility and Credit Facility. With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment. On August 5, 2014, the Company further amended the Term Loan Facility to extend the maturity and decrease the pricing of Term Loan B. On December 17, 2013, the Company repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

Pricing on the Term Loan Facility depends on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR.

On April 22, 2015, the Company further amended its Credit Facility with respect to the Revolver. Among other things, the amendment increased the aggregate amount of the Revolver from $300 million to $500 million, decreased the facility fee from 0.20% to 0.15% and extended the maturity date from June 18, 2017 to April 22, 2020.

Pricing on the Credit Facility depends on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%, while amounts drawn under Term Loan D are priced at 1.30% over LIBOR.

The Company incurred costs of $2.3 million in 2015 in connection with amending the Credit Facility and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Additionally, in connection with the amendment, $0.1 million of unamortized costs were written-off. All remaining unamortized costs, along with costs incurred in connection with the amendment, are amortized as an adjustment to interest expense over the remaining term of the modified facilities.

As of June 30, 2015, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $161.6 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $338.4 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of June 30, 2015 that fix 30-day LIBOR (see note 10). As of June 30, 2015, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.55%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at June 30, 2015 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2015, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2015	2014	Interest Rate	Date
	(in thousands)
YSI 29	12,520	12,635	3.69%	Aug-15
YSI 13	8,365	8,427	3.00%	Oct-15
YSI 20	—	54,091	5.97%	Nov-15
YSI 63	7,412	7,466	2.82%	Dec-15
YSI 59	9,117	9,221	4.82%	Mar-16
YSI 60	3,578	3,610	5.04%	Aug-16
YSI 51	7,045	7,105	5.15%	Sep-16
YSI 64	7,851	7,919	3.54%	Oct-16
YSI 62	7,899	7,962	3.54%	Dec-16
YSI 33	10,294	10,429	6.42%	Jul-19
YSI 26	8,694	8,780	4.56%	Nov-20
YSI 57	3,052	3,082	4.61%	Nov-20
YSI 55	23,569	23,767	4.85%	Jun-21
YSI 24	27,531	27,873	4.64%	Jun-21
YSI 65	2,521	—	3.85%	Jun-23
Unamortized fair value adjustment	2,844	3,484
Total mortgage loans and notes payable	$142,292	$195,851

As of June 30, 2015 and December 31, 2014, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $243 million and $344 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at June 30, 2015 (in thousands):

2015	$29,454
2016	36,880
2017	1,830
2018	1,934
2019	10,902
2020 and thereafter	58,448
Total mortgage payments	139,448
Plus: Unamortized fair value adjustment	2,844
Total mortgage indebtedness	$142,292

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 (in thousands):

	Unrealized losses		Unrealized loss on
	on interest rate		foreign currency
	swaps		translation	Total

Balance at December 31, 2014	$(7,795)		$(964)	$(8,759)
Other comprehensive loss before reclassifications	(2,651)		(64)	(2,715)
Amounts reclassified from accumulated other comprehensive loss	3,096	(a)	—	3,096
Net current-period other comprehensive income (loss)	445		(64)	381
Balance at June 30, 2015	$(7,350)		$(1,028)	$(8,378)

(a)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at June 30, 2015 and December 31, 2014, respectively (dollars in thousands):

Hedge		Notional				Fair Value
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	June 30, 2015	December 31, 2014

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(556)	$(757)
Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	(556)	(757)
Swap	Cash flow	$20,000	1.8025%	6/20/2011	6/20/2016	(278)	(378)
Swap	Cash flow	$75,000	1.3360%	12/30/2011	3/31/2017	(879)	(841)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(586)	(561)
Swap	Cash flow	$50,000	1.3360%	12/30/2011	3/31/2017	(586)	(561)
Swap	Cash flow	$25,000	1.3375%	12/30/2011	3/31/2017	(294)	(281)
Swap	Cash flow	$40,000	2.4590%	6/20/2011	6/20/2018	(1,635)	(1,654)
Swap	Cash flow	$40,000	2.4725%	6/20/2011	6/20/2018	(1,651)	(1,672)
Swap	Cash flow	$20,000	2.4750%	6/20/2011	6/20/2018	(827)	(837)
		$400,000				$(7,848)	$(8,299)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2015 and December 31, 2014, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $3.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the six months ended June 30, 2015.  The Company estimates that $5.4 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of June 30, 2015 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$7,848	$—

Total liabilities at fair value	$—	$7,848	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2015 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of June 30, 2015, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2015 and December 31, 2014. The aggregate carrying value of the Company’s debt was $1.2 billion at June 30, 2015 and December 31, 2014. The estimated fair value of the Company’s debt was $1.2 billion at June 30, 2015 and December 31, 2014. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2015 and December 31, 2014. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12. NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

2301 Tillotson Ave, LLC (“Tillotson”) was formed to own, operate and develop a self-storage facility in New York, NY. The Company owns a 51% interest in Tillotson and 49% is owned by another member (the “Tillotson Member”). The facility is expected to commence operations during 2016. The Tillotson Member has an option to put its ownership interest in the venture to the Company for $17.0 million within the one-year period after construction of the facility is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the Tillotson

Member for $17.0 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $17.0 million liability during the development period and has accrued $7.3 million as of June 30, 2015. The Company determined that Tillotson is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of Tillotson. At June 30, 2015, Tillotson had total assets of $9.4 million and total liabilities of $8.7 million.

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate and develop a self-storage facility in New York, NY. The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (the “Jamaica Ave Member”). The facility is expected to commence operations during 2016. The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $12.5 million liability during the development period and has accrued $8.9 million as of June 30, 2015. The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of Jamaica Ave. At June 30, 2015, Jamaica Ave had total assets of $22.4 million and total liabilities of $10.5 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY. The Company owns 90% of SNL.  One of the facilities is expected to commence operations during the fourth quarter of 2015, while the other facility is expected to commence operations during 2016. The Company consolidates the assets, liabilities and results of operations of SNL. At June 30, 2015, SNL had total assets of $21.7 million and total liabilities of $9.9 million. As of June 30, 2015, the Company has provided $8.1 million of a total $22.6 million loan commitment to SNL which is secured by a mortgage on the real estate assets of SNL.  The loan and related interest were eliminated during consolidation.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate and develop a self-storage facility in Northern Virginia. The Company owns a 90% interest in SRLLC and the facility commenced operations during the second quarter of 2015. The Company consolidates the assets, liabilities and results of operations of SRLLC. During 2013, SRLLC acquired land for development for $13.1 million. In 2014, SRLLC completed the planned subdivision of the land into two parcels and sold one parcel for $6.5 million.  No gain or loss was recorded as a result of this transaction.  SRLLC retained the second parcel of land for the development of the storage facility.  At June 30, 2015, SRLLC had total assets of $17.4 million and total liabilities of $13.1 million. As of June 30, 2015, the Company has provided $12.4 million of a total $14.6 million loan commitment to SRLLC, which loan is secured by a mortgage on the real estate assets of SRLLC. The loan and related interest were eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England. The Company owns a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008. The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB. On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB. On June 30, 2014, one of the assets was sold for net proceeds of $7.0 million and the loan was repaid with proceeds from the sale.  The loan and any related interest were eliminated during consolidation.  At June 30, 2015, USIFB had total assets of $5.6 million and total liabilities of $0.3 million.

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

Approximately 1.3% and 1.4% of the outstanding OP Units as of June 30, 2015 and December 31, 2014, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage facility in Washington, D.C.  In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. Additional consideration of $1.5 million will be paid upon the completion of certain milestones within a one-year period from closing. The Company is accreting the $1.5 million liability during the development period and has accrued $0.2 million as of June 30, 2015.

At June 30, 2015 and December 31, 2014, 2,265,650 and 2,257,486 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at June 30, 2015 and December 31, 2014, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $2.9 million and $14.8 million at June 30, 2015 and December 31, 2014, respectively.

13. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities. Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2015 totaled $0.2 million and $0.5 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2014 totaled $0.2 million and $0.4 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities. These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities. The amounts due to the Company were $1.8 million and $1.6 million as of June 30, 2015 and December 31, 2014, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company has outstanding mortgage loans receivable from consolidated joint ventures of $20.5 million and $10.8 million as of June

30, 2015 and December 31, 2014, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

14. DISCONTINUED OPERATIONS

For the three months and six months ended June  30, 2015, there were no discontinued operations.  For the six months ended June  30, 2014, $0.3 million of discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that the Company sold in prior years.  There were no other income or expense items related to discontinued operations for the six months ended June  30, 2014.

15. PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2015 and the year ended December 31, 2014, the Company acquired  eleven self-storage facilities for an aggregate purchase price of approximately $93.0 million (see note 4) and 53 self-storage facilities for an aggregate purchase price of approximately $568.2 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2015 and 2014 based on the assumptions described above:

	Six Months Ended June 30,
	2015	2014
	(in thousands, except per share data)

Pro forma revenue	$215,466	$202,565
Pro forma income from continuing operations	$39,704	$20,774
Earnings per common share from continuing operations:
Basic - as reported	$0.12	$0.06
Diluted - as reported	$0.11	$0.06
Basic - as pro forma	$0.22	$0.12
Diluted - as pro forma	$0.22	$0.12

16. SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company acquired one self-storage facility in Texas and two self-storage facilities in Maryland for an aggregate purchase price of $50.4 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2015 and December 31, 2014, we owned 433 and 421 self-storage facilities, respectively, totaling approximately 29.6 million and 28.6 million rentable square feet, respectively.  As of June 30, 2015,  we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of June 30, 2015, we managed 182 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture) bringing the total number of facilities which we owned and/or managed to 615.  As of June 30, 2015,  we managed facilities for third parties in the following 24 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, South Carolina, Tennessee, Texas and Virginia.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in Florida, New York,

Texas and California provided approximately 18%, 16%, 10% and 8%, respectively, of total revenues for the six months ended June 30, 2015.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the six months ended June 30, 2015 and 2014.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP (“GAAP”) when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its financial statements and related disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At June 30, 2015, we owned 361 same-store facilities and 72 non-same-store facilities.  All of the non-same-store facilities were acquired or developed within the last three years.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2015 and 2014, we owned 433 and 387 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2014 through June 30, 2015:

	2015	2014

Balance - January 1	421	366
Facilities acquired	7	10
Facilities developed	—	2
Balance - March 31	428	378
Facilities acquired	4	9
Facilities developed	1	—
Balance - June 30	433	387
Facilities acquired		3
Balance - September 30		390
Facilities acquired		31
Balance - December 31		421

Comparison of the three months ended June 30, 2015 to the three months ended June 30, 2014 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	2015	2014	2015	2014	(Decrease)	Change
REVENUES:
Rental income	$81,458	$76,071	$5,387	7.1%	$15,345	$5,000	$—	$—	$96,803	$81,071	$15,732	19.4%
Other property related income	8,959	8,609	350	4.1%	1,722	515	704	675	11,385	9,799	1,586	16.2%
Property management fee income	—	—	—	—	—	—	1,683	1,467	1,683	1,467	216	14.7%
Total revenues	90,417	84,680	5,737	6.8%	17,067	5,515	2,387	2,142	109,871	92,337	17,534	19.0%

OPERATING EXPENSES:
Property operating expenses	27,548	26,676	872	3.3%	6,289	2,144	4,373	3,260	38,210	32,080	6,130	19.1%
NET OPERATING INCOME:	62,869	58,004	4,865	8.4%	10,778	3,371	(1,986)	(1,118)	71,661	60,257	11,404	18.9%

Property count	361	361			72	26			433	387
Total square footage	24,304	24,290			5,290	1,825			29,594	26,115
Period End Occupancy (1)	93.8%	92.4%			87.3%	83.3%			92.7%	92.0%
Period Average Occupancy (2)	93.0%	91.1%
Realized annual rent per occupied sq ft (3)	$14.42	$13.75

Depreciation and amortization									38,086	30,487	7,599	24.9%
General and administrative									7,114	7,059	55	0.8%
Acquisition related costs									753	721	32	4.4%
Subtotal									45,953	38,267	7,686	20.1%
OPERATING INCOME									25,708	21,990	3,718	16.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(10,868)	(12,027)	1,159	9.6%
Loan procurement amortization expense									(659)	(543)	(116)	(21.4)%
Equity in losses of real estate ventures									(100)	(1,729)	1,629	94.2%
Gain from sale of real estate									—	475	(475)	(100.0)%
Other									(208)	(173)	(35)	(20.2)%
Total other expense									(11,835)	(13,997)	2,162	15.4%
NET INCOME									13,873	7,993	5,880	73.6%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(161)	(95)	(66)	(69.5)%
Noncontrolling interests in subsidiaries									12	(12)	24	200.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$13,724	$7,886	$5,838	74.0%
Distribution to preferred shareholders									(1,502)	(1,502)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$12,222	$6,384	$5,838	91.4%

(1)	Represents occupancy at June 30th of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $81.1 million during the three months ended June 30, 2014 to $96.8 million during the three months ended June 30, 2015, an increase of $15.7 million, or 19.4%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 190 basis points and higher rental rates.  Realized annual rent per square foot increased 4.9% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.  The remaining increase is primarily attributable to $10.3 million of additional income from the facilities acquired in 2014 and 2015 included in our non-same store portfolio.

Operating Expenses

Property operating expenses increased from $32.1 million during the three months ended June 30, 2014 to $38.2 million during the three months ended June 30, 2015, an increase of $6.1 million, or 19.0%.  This increase is attributable to $4.1 million of increased expenses associated with newly acquired facilities and $0.6 million of increased expenses attributable to real estate taxes associated with the same-store portfolio.

Depreciation and amortization increased from $30.5 million during the three months ended June 30, 2014 to $38.1 million during the three months ended June 30, 2015, an increase of $7.6 million, or 24.9%. This increase is primarily attributable to depreciation and amortization expenses related to the 2014 and 2015 acquisitions.

Other (Expense) Income

Interest expense decreased from $12.0 million during the three months ended June 30, 2014 to $10.9 million during the three months ended June 30, 2015, a decrease of $1.1 million.  The decrease is attributable to lower rates on the credit facility and term loan facility compared to 2014 as a result of our improved credit ratings and credit facility amendment.  The weighted average effective interest rate on our outstanding debt decreased from 3.99% for the three months ended June 30, 2014 to 3.63% for the three months ended June 30, 2015 due to the previously discussed changes in the credit facility pricing and the repayment of $52.9 million in secured loans with an effective interest rate of 5.97%, while the average debt balances during the three months ended June 30, 2015 and 2014 were constant at $1.2 billion.

Equity in losses of real estate ventures decreased from $1.7 million during the three months ended June 30, 2014 to $0.1 million during the three months ended June 30, 2015, a decrease of $1.6 million, or 94.0%.  This decrease is related to our share of the losses attributable to HHF, a partnership in which we own a 50% interest. Losses were larger in 2014 as the amortization expense associated with the in-place lease intangible recorded in connection with the acquisition existed in the 2014 period, but not the 2015 period as the intangible was fully amortized during 2014.

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	2015	2014	2015	2014	(Decrease)	Change
REVENUES:
Rental income	$159,503	$148,954	$10,549	7.1%	$28,856	$7,831	$—	$—	$188,359	$156,785	$31,574	20.1%
Other property related income	17,394	16,567	827	5.0%	3,080	1,870	1,454	1,509	21,928	19,946	1,982	9.9%
Property management fee income	—	—	—	—%	—	—	3,272	2,873	3,272	2,873	399	13.9%
Total revenues	176,897	165,521	11,376	6.9%	31,936	9,701	4,726	4,382	213,559	179,604	33,955	18.9%

OPERATING EXPENSES:
Property operating expenses	55,394	53,973	1,421	2.6%	11,877	3,476	8,370	6,921	75,641	64,370	11,271	17.5%
NET OPERATING INCOME:	121,503	111,548	9,955	8.9%	20,059	6,225	(3,644)	(2,539)	137,918	115,234	22,684	19.7%

Property count	361	361			72	26			433	387
Total square footage	24,304	24,290			5,290	1,825			29,594	26,115
Period End Occupancy (1)	93.8%	92.4%			87.3%	83.3%			92.7%	92.0%
Period Average Occupancy (2)	91.8%	90.1%
Realized annual rent per occupied sq ft (3)	$14.29	$13.61
Depreciation and amortization									75,981	58,602	17,379	29.7%
General and administrative									14,287	13,628	659	4.8%
Acquisition related costs									1,263	2,400	(1,137)	(47.4)%
Subtotal									91,531	74,630	16,901	22.6%
OPERATING INCOME									46,387	40,604	5,783	14.2%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(21,925)	(23,898)	1,973	8.3%
Loan procurement amortization expense									(1,205)	(1,084)	(121)	(11.2)%
Equity in losses of real estate ventures									(338)	(3,098)	2,760	89.1%
Gain from sale of real estate									—	475	(475)	(100.0)%
Other									(524)	(766)	242	31.6%
Total other expense									(23,992)	(28,371)	4,379	15.4%

INCOME FROM CONTINUING OPERATIONS									22,395	12,233	10,162	83.1%

DISCONTINUED OPERATIONS
Income from discontinued operations									—	336	(336)	(100.0)%
Total discontinued operations									—	336	(336)	(100.0)%
NET INCOME									22,395	12,569	9,826	78.2%
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(252)	(144)	(108)	(75.0)%
Noncontrolling interests in subsidiaries									15	(9)	24	266.7%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$22,158	$12,416	$9,742	78.5%
Distribution to preferred shareholders									(3,004)	(3,004)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$19,154	$9,412	$9,742	103.5%

Revenues

Rental income increased from $156.8 million during the six months ended June 30, 2014 to $188.4 million during the six months ended June 30, 2015, an increase of $31.6 million, or 20.1%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 170 basis points and higher rental rates.  Realized annual rent per square foot increased 5.0% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.  The remaining increase is primarily attributable to $21.0 million of additional income from the facilities acquired in 2014 and 2015 included in our non same-store portfolio.

Operating Expenses

Property operating expenses increased from $64.4 million during the six months ended June 30, 2014 to $75.6 million during the six months ended June 30, 2015, an increase of $11.2 million, or 17.4%.  This increase is primarily attributable to $8.4 million of increased expenses associated with newly acquired facilities and $1.1 million of increased expenses attributable to real estate taxes associated with the same-store portfolio.

Depreciation and amortization increased from $58.6 million during the six months ended June 30, 2014 to $76.0 million during the six months ended June 30, 2015, an increase of $17.4 million, or 29.7%. This increase is primarily attributable to depreciation and amortization expenses related to the 2014 and 2015 acquisitions.

Acquisition-related costs decreased from $2.4 million during the six months ended June 30, 2014 to $1.3 million during the six months ended June 30, 2015.  Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other Income (Expenses)

Interest expense decreased from $23.9 million during the six months ended June 30, 2014 to $21.9 million during the six months ended June 30, 2015, a decrease of $2.0 million.  The decrease is attributable to lower rates on the credit facility and term loan facility compared to 2014 as a result of our improved credit ratings and credit facility amendment.  The weighted average effective interest rate on our outstanding debt decreased from 3.99% for the six months ended June 30, 2014 to 3.69% for the six months ended June 30, 2015 due to the previously discussed changes in the credit facility pricing and the repayment of $52.9 million in secured loans with an effective interest rate of 5.97%, while the average debt balances during the six months ended June 30, 2015 and 2014 were constant at $1.2 billion.

Equity in losses of real estate ventures decreased from $3.1 million during the six months ended June 30, 2014 to $0.3 million during the six months ended June 30, 2015, a decrease of $2.8  million, or 90.3%.  This decrease is related to our share of the losses attributable to HHF, a partnership in which we own a 50% interest. Losses were larger in 2014 as the amortization expense associated with the in-place lease intangible recorded in connection with the acquisition existed in the 2014 period, but not the 2015 period as the intangible was fully amortized during 2014.

Cash Flows

Comparison of the six months ended June 30, 2015 to the six months ended June 30, 2014

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Six Months Ended June 30,
Net cash provided by (used in):	2015	2014	Change
	(in thousands)

Operating activities	$100,688	$71,579	$29,109
Investing activities	$(135,690)	$(166,918)	$31,228
Financing activities	$35,268	$102,952	$(67,684)

Cash provided by operating activities for the six months ended June 30, 2015 and 2014 was $100.7 million and $71.6 million, respectively, reflecting an increase of $29.1 million.  Our principal source of cash flow is from the operation of our facilities. During the six months ended June 30, 2015, our increased cash flow from operating activities was primarily attributable to our 2015 and 2014 acquisitions and increased net operating income levels on the same-store portfolio in the 2015 period as compared to the 2014 period.

Cash used in investing activities decreased from $166.9 million for the six months ended June 30, 2014 to $135.7 million for the six months ended June 30, 2015, reflecting a decrease of $31.2 million.  The change was driven by less acquisition activity in 2015 as we acquired eleven facilities in the 2015 period for an aggregate purchase price of $93.0 million, inclusive of $2.7 million of assumed debt, compared to 19 facilities in the 2014 period for an aggregate purchase price of $230.7 million, inclusive of $27.5 million of assumed debt.  This decrease in cash used to acquire storage facilities was offset by a $24.3 million increase in cash used for development activities during the six months ended June 30, 2015 compared to the same period in 2014. Additionally, in the 2014 period, $53.9 million in cash was distributed from our unconsolidated joint venture as a result of obtaining venture-level financing, compared to only $3.0 million of cash distributions for the six months ended June 30, 2015, a decrease in cash proceeds of approximately $50.9 million.

For the six months ended June 30, 2015 and 2014, cash provided by financing activities was $35.3 million and $103.0 million, respectively, reflecting a decrease of $67.7 million.  This change is the result of a $69.6 million decrease in net proceeds received from the issuance of common shares under our “at-the-market” equity program during the six months ended June 30, 2015 compared to the same period in 2014. Additionally, a $65.3 million net increase in revolving credit facility borrowings during the six months ended June 30, 2015 compared to the same period in 2014 was partially offset by the $52.8 million increase in principal payments on mortgage loans and notes receivable, as $52.9 million was used to repay a secured loan.  Also offsetting the net increase in revolving credit facility borrowings, cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the OP increased from $40.3 million during the six months ended June 30, 2014 to $56.6 million during the six months ended June 30, 2015, as a result of the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2015 fiscal year, we expect recurring capital expenditures to be approximately $5.0 million to $12.0 million, planned capital improvements and facility upgrades to be approximately $3.0 million to $8.0 million and costs associated with the development of new facilities to be approximately $25.0 million to $30.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $29.5 million for the remainder of 2015.

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

As of June 30, 2015, we had approximately $3.2 million in available cash and cash equivalents.  In addition, we had approximately $338.4 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On December 17, 2013, the Operating Partnership issued $250 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”).  On June 26, 2012, the Operating Partnership issued $250 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”).  The 2023 Senior Notes along with the 2022 Senior Notes are collectively referred to as the “Senior Notes.”  The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2015, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

On June 18, 2013, we amended both the Term Loan Facility and Credit Facility.  With respect to the Term Loan Facility, among other things, the amendment extended the maturity and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment.  On August 5, 2014, we further amended the Term Loan Facility to extend the maturity and decrease the pricing of Term Loan B.  On December 17, 2013, we repaid the $100 million balance under Term Loan C that was scheduled to mature in December 2014.

Pricing on the Term Loan Facility depends on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR.

On April 22, 2015, we further amended the Credit Facility with respect to the Revolver. Among other things, the amendment increased the aggregate amount of the Revolver from $300 million to $500 million, decreased the facility fee from 0.20% to 0.15% and extended the maturity date from June 18, 2017 to April 22, 2020.

Pricing on the Credit Facility depends on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%, while amounts drawn under Term Loan D are priced at 1.30% over LIBOR, with no LIBOR floor.

We incurred costs of $2.3 million in 2015 in connection with amending the Credit Facility and capitalized such costs as a component of loan procurement costs, net of amortization on the consolidated balance sheet.  Additionally, in connection with the amendment, $0.1 million of unamortized costs were written-off. All remaining unamortized costs, along with costs incurred in connection with the amendment, are amortized as an adjustment to interest expense over the remaining term of the modified facilities.

As of June 30, 2015, $200 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200 million of unsecured term loan borrowings were outstanding under the Credit Facility, $161.6 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $338.4 million was available for borrowing under the unsecured revolving portion of the Credit Facility.  The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand.  In connection with a portion of the unsecured borrowings, we had interest rate swaps as of June 30, 2015 that fix 30-day LIBOR (see note 10 to the unaudited consolidated financial statements).  As of June 30, 2015, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.55%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at June 30, 2015 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2015, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

During the six months ended June 30, 2015, we sold a total of 2.3 million common shares under the Equity Distribution Agreements at an average sales price of $24.43 per share, resulting in gross proceeds of $57.1 million under the program.  We incurred $0.7 million of offering costs in conjunction with the 2015 sales.  We used proceeds from the sales conducted during the six months ended June 30, 2015 to fund acquisitions of storage facilities and for general corporate purposes.  As of June 30, 2015, 6.8 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to June 30, 2015, we acquired one self-storage facility in Texas and two self-storage facilities in Maryland for an aggregate purchase price of $50.4 million.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income attributable to the Company’s common shareholders	$12,222	$6,384	$19,154	$9,412

Add (deduct):
Real estate depreciation and amortization:
Real property	37,630	30,067	75,094	57,777
Company’s share of unconsolidated real estate ventures	1,780	3,253	3,556	6,493
Gains from sale of real estate	—	(475)	—	(475)
Noncontrolling interests in the Operating Partnership	161	95	252	144
FFO attributable to common shareholders and OP unitholders	$51,793	$39,324	$98,056	$73,351

Add:
Acquisition related costs	753	721	1,263	2,400
FFO attributable to common shareholders and OP unitholders, as adjusted	$52,546	$40,045	$99,319	$75,751
Weighted-average diluted shares and units outstanding	170,486	149,260	169,913	146,956

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

As of June 30, 2015, our consolidated debt consisted of $1.0 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of June 30, 2015, there were $161.6 million of outstanding credit facility borrowings subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $1.6 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $1.6 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $50.7 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $55.1 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Issuance of Operating Partnership Securities

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage facility in Washington, D.C.  In conjunction with the closing, the Company issued to the project’s development consultant 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration.  The issuance of OP Units in connection with the closing of the acquisition was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, because it did not involve any public offering.

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1- April 30	—	—	N/A	3,000,000
May 1- May 31	143	24.02	N/A	3,000,000
June 1- June 30	176	23.57	N/A	3,000,000
Total	319	$23.77	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.
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

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Amendment to the Declaration of Trust (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 28, 2015)

3.2	Articles of Restatement of the Declaration of Trust (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 28, 2015)

10.1

Third Amendment to Credit Agreement dated as of April 22, 2015 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 27, 2015)

10.2

Fourth Amendment to Term Loan Agreement dated as of April 22, 2015 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 27, 2015)

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: August 7, 2015	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: August 7, 2015	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2015	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.