Form 10-K
period 2015-12-31
CubeSmart; CubeSmart, L.P.
filed 2016-02-19
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32324 (CubeSmart)

Commission file number 000-54462 (CubeSmart, L.P.)

CUBESMART

CUBESMART, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (CubeSmart)	20-1024732 (CubeSmart)
Delaware (CubeSmart, L.P.)	34-1837021 (CubeSmart, L.P.)
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5 Old Lancaster Road	19355
Malvern, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (610) 535-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $0.01 par value per share, of CubeSmart	New York Stock Exchange

7.75% Series A Cumulative Redeemable	New York Stock Exchange
Preferred Shares of Beneficial Interest, par value $.01 per share, of CubeSmart

Securities registered pursuant to Section 12(g) of the Act:    Units of General Partnership Interest of CubeSmart, L.P.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CubeSmart	Yes ☒ No ☐
CubeSmart, L.P.	Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CubeSmart	Yes ☐ No ☒
CubeSmart, L.P.	Yes ☐ No ☒

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

As of June 30, 2015, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $3,877,874,154. As of February 16, 2016, the number of common shares of CubeSmart outstanding was 175,728,317.

As of June 30, 2015, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 2,265,650 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $52,472,454 based upon the last reported sale price of $23.16 per share on the New York Stock Exchange on June 30, 2015 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2015, owned a 98.8% interest in the Operating Partnership. The remaining 1.2% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

This report also includes separate Item 9A - Controls and Procedures sections, signature pages and Exhibit 31 and 32 certifications for each of  the Parent Company and the Operating Partnership in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. §1350.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, together with other statements and information publicly disseminated by the Parent Company and the Operating Partnership, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information.  In some cases, forward-looking statements can be identified by terminology such as “believes”, “expects”, “estimates”, “may”, “will”, “should”, “anticipates”, or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  As a result, you should not rely on or construe any forward-looking statements in this Report, or which management may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in the statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate, including our ability to maintain or raise occupancy and rental rates;

•	the execution of our business plan;

•	the availability of external sources of capital;

•	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•	increases in interest rates and operating costs;

•	counterparty non-performance related to the use of derivative financial instruments;

•	our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

•	acquisition and development risks;

•	increases in taxes, fees, and assessments from state and local jurisdictions;

•	risks of investing through joint ventures;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

ITEM 1.  BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, management, acquisition, and development of self-storage facilities in the United States.

As of December 31, 2015, we owned 445 self-storage facilities located in 22 states and in the District of Columbia containing an aggregate of approximately 30.4 million rentable square feet.  As of December 31, 2015,  approximately 90.2% of the rentable square footage at our owned facilities was leased to approximately 264,000 customers, and no single customer represented a significant concentration of our revenues.  As of December 31, 2015, we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2015, we managed 227 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture in which we own a 50% interest, and 30 facilities containing an aggregate of approximately 1.8 million rentable square feet as part of a separate unconsolidated real estate venture in which we own a 10% interest) bringing the total number of facilities we owned and/or managed to 672.   As of December 31, 2015, we managed facilities for third parties in the District of Columbia and the following 23 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Virginia.

Our self-storage facilities are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our facilities offer outside storage areas for vehicles and boats.  Our facilities are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our facilities have an on-site manager during business hours, and 271, or approximately 60.9%, of our owned facilities have a manager who resides in an apartment at the facility.  Our customers can access their storage cubes during business hours, and some of our facilities provide customers with 24-hour access through computer-controlled access systems.  Our goal is to provide customers with the highest standard of facilities and service in the industry. To that end, 372, or approximately 83.6%, of our owned facilities include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2015, owned an approximately 98.8% interest in the Operating Partnership.  The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage facilities.

Acquisition and Disposition Activity

As of December 31, 2015 and 2014, we owned 445 and 421 facilities, respectively, that contained an aggregate of 30.4 million and 28.6 million rentable square feet with occupancy rates of 90.2% and 89.1%, respectively.

A complete listing of, and additional information about, our facilities is included in Item 2 of this Report.  The following is a summary of our 2015, 2014 and 2013 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Facilities	(in thousands)

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800
2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450
New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various -see note 4	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

2013 Acquisitions:

Arizona Asset	Arizona / Las Vegas	March 2013	1	$6,900
Illinois Asset	Chicago	May 2013	1	8,300
Florida Asset	Florida Markets - Other	May 2013	1	7,150
Florida Asset	Miami / Ft. Lauderdale	June 2013	1	9,000
Massachusetts Asset	Boston	June 2013	1	10,600
Maryland / New Jersey Assets	Baltimore / DC and New York / Northern NJ	June 2013	5	52,400
New York Asset	New York / Northern NJ	July 2013	1	13,000
Texas Asset	Texas Markets - Major	August 2013	1	10,975
Arizona Asset	Arizona / Las Vegas	September 2013	1	10,500
Arizona Asset	Arizona / Las Vegas	September 2013	1	4,300
Maryland Asset	Baltimore / DC	November 2013	1	15,375
Texas Asset	Texas Markets - Major	November 2013	1	9,700
Texas Asset	Texas Markets - Major	December 2013	1	10,497
Texas Asset	Texas Markets - Major	December 2013	1	6,925
Maryland Asset	Baltimore / DC	December 2013	1	8,200
Florida Asset	Miami / Ft. Lauderdale	December 2013	1	6,000
			20	$189,822

2013 Dispositions:

Texas/Indiana Assets	Texas Markets - Major and Other Midwest	March 2013	5	$11,400
Tennessee Assets	Tennessee	August 2013	8	25,000
California/Tennessee/Texas/Wisconsin Assets	Inland Empire, Ohio, Other Midwest, Tennessee and Texas Markets - Major	October/November 2013	22	90,000
			35	$126,400

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2015, 2014, and 2013, we owned 445,  421, and 366 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2013 through December 31, 2015:

	2015	2014	2013

Balance - January 1	421	366	381
Facilities acquired	7	10	1
Facilities developed	—	2	—
Facilities sold	—	—	(5)
Balance - March 31	428	378	377
Facilities acquired	4	9	9
Facilities developed	1	—	—
Balance - June 30	433	387	386
Facilities acquired	5	3	4
Facilities sold	—	—	(8)
Balance - September 30	438	390	382
Facilities acquired	13	31	6
Facilities developed	2	—	—
Facilities sold	(8)	—	(22)
Balance - December 31	445	421	366

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2015:

•

Facility Acquisitions.  During 2015, we acquired 29 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $292.4 million.  Included in the 29 acquired self-storage facilities are 12 facilities (the “PSI Assets’) acquired in conjunction with the purchase of common stock of a privately held self-storage REIT. In connection with these acquisitions, we allocated a portion of the purchase price paid for each facility to the intangible value of in-place leases which aggregated to $20.0 million.

•

Facility Development.    During 2015, we completed construction and opened for operation three self-storage facilities developed through joint ventures. Two of the self-storage facilities are located in New York and one is located in Virginia. We invested a total of $49.3 million in the development of these three facilities. As of December 31, 2015, we had four joint venture development facilities and one wholly-owned development facility under construction. We anticipate investing a total of $148.7 million related to these five projects, and construction for all projects is expected to be completed by the fourth quarter of 2017.

•

Development Commitments.  During 2015, we acquired one self-storage facility in Texas for $15.8 million after the completion of construction and the issuance of the certificate of occupancy. During 2015, we also entered into contracts to purchase one facility in Florida and one facility in Illinois after the completion of construction and the issuance of the certificate of occupancy. As of December 31, 2015, we had five facilities under contract, including three facilities that went under contract in 2014, for a total acquisition price of $101.4 million.  These five facility acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

•

Facility Dispositions.  On October 8, 2015, we sold seven assets in Texas and one asset in Florida for an aggregate sales price of $37.8 million. Net proceeds of $36.4 million were held in escrow to fund future acquisitions. We recorded an aggregate gain of $14.4 million on the dispositions. Additionally, on October 2, 2015, USIFB, LLP (“USIFB”), a consolidated real estate joint venture in which we owned a 97% interest, sold its remaining asset in London, England for an aggregate sales price of £6.5 million (approximately $9.9 million).  We received net proceeds of $9.2 million and recorded a gain on the sale of real estate of $3.0 million, net of a foreign currency translation loss of $1.2 million, as a result of the transaction.

•

At-The-Market Equity Program.  During 2015, under our at-the-market equity program, we sold a total of 9.0 million common shares at an average sales price of $26.35 per share, resulting in net proceeds under the program of $234.1 million, after deducting offering costs.  On December 30, 2015, we increased the number of common shares under our program to

40.0 million common shares and, as of December 31, 2015, 10.2 million common shares remained available for sale under the program.  The proceeds from the sales conducted during the year ended December 31, 2015 were used to fund acquisitions of self-storage facilities and for general corporate purposes.

•

Credit Facility Amendment.  On April 22, 2015, we amended our Credit Facility to increase the aggregate amount under the revolving portion of our Credit Facility (the “Revolver”) from $300.0 million to $500.0 million, decrease the facility fee from 0.20% to 0.15% and extend the maturity date from June 18, 2017 to April 22, 2020.

•

Debt Offering.  On October 26, 2015, we completed the issuance and sale of $250.0 million in aggregate principal amount of unsecured senior notes due November 15, 2025 which bear interest at a rate of 4.00% per annum. Net proceeds from the offering were used to repay outstanding indebtedness under our Revolver and for general corporate purposes, including acquisitions, investments in joint ventures, and repayment or repurchase of other indebtedness.

•	Mortgage Loans. During 2015, we repaid four mortgage loans aggregating $82.6 million and assumed one mortgage loan with an outstanding principal balance of $2.5 million as of December 31, 2015.

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

•

Acquire facilities within targeted markets — During 2016, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals, and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.

•

Dispose of facilities — During 2016, we intend to continue to evaluate opportunities to reduce exposure in slower growth, lower barrier-to-entry markets.  We intend to use proceeds from these transactions to fund acquisitions within target markets.

•

Grow our third-party management business — We intend to pursue additional third-party management opportunities.  We intend to leverage our current platform to take advantage of consolidation in the industry.  We plan to utilize our relationships with third-party owners to help source future acquisitions.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage facilities.  Our investment committee, comprised of five senior officers and led by Christopher P. Marr, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees [the “Board”]), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•

Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional facilities, or where we believe that we can acquire a significant number of facilities efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically three miles around the facility, for its ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including the Northeastern and Mid-Atlantic areas of the United States and areas within Georgia, Florida, Texas, Illinois, and California, and to enter additional markets should suitable opportunities arise.

•

Quality of facility — We focus on self-storage facilities that have good visibility and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

•

Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations, or expansions.  In addition to acquiring single facilities, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and the ability to spread our fixed costs across a large base of facilities.

Segment

We have one reportable segment:  we own, operate, develop, manage, and acquire self-storage facilities.

Concentration

Our self-storage facilities are located in major metropolitan areas as well as suburban areas and have numerous customers per facility.  No single customer represented a significant concentration of our 2015 revenues.  Our facilities in Florida, New York, Texas, and California provided approximately 18%, 16%, 10% and 8%, respectively, of our total 2015 revenues and approximately 17%, 17%, 10%, and 8%, respectively, of our total 2014 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our facilities, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2015, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares, preferred shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 18.7% compared to approximately 23.9% as of December 31, 2014.  Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2015 was approximately 34.0% compared to approximately 35.8% as of December 31, 2014.  We expect to finance additional investments in self-storage facilities through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes.  These capital sources may include existing cash, borrowings under the Revolver, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed facilities, and formations of joint ventures.  We also may sell facilities that we no longer view as core assets and use the sales proceeds to fund other acquisitions.

Competition

Self-storage facilities compete based on a number of factors, including location, rental rates, security, suitability of the facility’s design to prospective customers’ needs, and the manner in which the facility is operated and marketed.  In particular, the number of competing self-storage facilities in a market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our facilities.  We believe that the primary competition for potential customers of any of our self-storage facilities comes from other self-storage facilities within a three-mile radius of that facility.  We believe our facilities are well-positioned within their respective markets, and we emphasize customer service, convenience, security and professionalism.

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Sovran Self Storage, Inc., and Extra Space Storage Inc.  These companies, some of which operate significantly more facilities than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of facility investments and the payment of higher facility acquisition prices.  This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire facilities, and reduce the demand for self-storage space at our facilities.  Nevertheless, we believe that our experience in operating, managing, acquiring, developing, and obtaining financing for self-storage facilities should enable us to compete effectively.

Government Regulation

We are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and various federal, state, and local regulations that apply generally to the ownership of real property and the operation of self-storage facilities.

Under the Americans with Disabilities Act of 1990 and applicable state accessibility act laws (collectively, the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state, and local laws may also impose access and other similar requirements at our facilities.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our facilities comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our facilities is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the facilities into compliance.

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on or in its property.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.  The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using the real estate as collateral, and may cause the property owner to incur substantial remediation costs.  In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage.  We may also become liable for the costs of removal or remediation of hazardous substances stored at the facilities by a customer even though storage of hazardous substances would be without our knowledge or approval and in violation of the customer’s storage lease agreement with us.

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

We are not aware of any environmental cleanup liability that we believe will have a material adverse effect on us.  We cannot provide assurance, however, that these environmental assessments and investigations have revealed or will reveal all potential environmental liabilities, that no prior owner created any material environmental condition not known to us or the independent consultant or that future events or changes in environmental laws will not result in the imposition of environmental liability on us.

We have not received notice from any governmental authority of any material noncompliance, claim, or liability in connection with any of our facilities, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our facilities relating to environmental conditions.

We are not aware of any environmental condition with respect to any of our facilities that could reasonably be expected to have a material adverse effect on our financial condition or results of operations, and we do not expect that the cost of compliance with environmental regulations will have a material adverse effect on our financial condition or results of operations.  We cannot provide assurance, however, that this will continue to be the case.

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the facilities in our portfolio.  We carry environmental insurance coverage on certain facilities in our portfolio.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice.  We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, environmental hazards, because such coverage is either not available or not available at commercially reasonable rates.  Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  We also carry liability insurance to insure against personal injuries that might be sustained at our facilities and director and officer liability insurance.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355.  Our telephone number is (610) 535-5000.

Employees

As of December 31, 2015, we employed 1,837 employees, of whom 216 were corporate executive and administrative personnel and 1,621 were property-level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov.  Our internet website address is www.cubesmart.com.  You also can obtain on our website, free of charge, a copy of our annual report on Form 10-K, the Operating Partnership’s registration statement on Form 10, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such reports or amendments with, or furnish them to, the SEC.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines, and the charters for each of the committees of our Board — the Audit Committee, the Corporate Governance and Nominating Committee, and the Compensation Committee.  Copies of each of these documents are also available in print free of charge, upon request by any shareholder.  You can obtain copies of these documents by contacting Investor Relations by mail at 5 Old Lancaster Road, Malvern, PA 19355.

ITEM 1A.  RISK FACTORS

Overview

An investment in our securities involves various risks.  Investors should carefully consider the risks set forth below together with other information contained in this Report. These risks are not the only ones that we may face. Additional risks not presently known to us, or that we currently consider immaterial, may also impair our business, financial condition, operating results, and ability to make distributions to our shareholders.

Risks Related to our Business and Operations

Adverse macroeconomic and business conditions may significantly and negatively affect our rental rates, occupancy levels and therefore our results of operations.

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets.  Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

It is difficult to determine the breadth and duration of the economic and financial market problems and the many ways in which they may affect our customers and our business in general.  Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability, and results of operations.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors.  Our facilities in Florida, New York, Texas, and California accounted for approximately 18%, 16%, 10% and 8%, respectively, of our total 2015 revenues.  As a result of this geographic concentration of our facilities, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We face risks associated with facility acquisitions.

We intend to continue to acquire individual and portfolios of self-storage facilities. The purchase agreements that we enter into in connection with facility acquisitions typically contain closing conditions that need to be satisfied before the acquisitions can be consummated. The satisfaction of many of these conditions is outside of our control, and we therefore cannot assure you that any of our pending or future acquisitions will be consummated. These conditions include, among other things, satisfactory examination of the title to the facilities, the ability to obtain title insurance and customary closing conditions.  Moreover, in the event we are unable to complete pending or future acquisitions, we may have incurred significant legal, accounting, and other transaction costs in connection with such acquisitions without realizing the expected benefits.

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

•

there is only limited recourse, or no recourse, to the former owners of newly acquired facilities for unknown or undisclosed liabilities such as the clean-up of undisclosed environmental contamination; claims by customers, vendors, or other persons arising on account of actions or omissions of the former owners of the facilities; and claims by local governments, adjoining facility owners, facility owner associations, and easement holders for fees, assessments, or taxes on other facility-related changes.  As a result, if a liability were asserted against us based upon ownership of an acquired facility, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

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

We intend to continue to acquire additional facilities.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, rental rates, operating costs, or costs of improvements to bring an acquired facility up to the standards established for our intended market position, the performance of the facility may be below expectations.  Acquired facilities may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure that the performance of facilities acquired by us will increase or be maintained under our management.

Our development activities may be more costly or difficult to complete than we anticipate.

We intend to continue to develop self-storage facilities where market conditions warrant such investment.  Once made, these investments may not produce results in accordance with our expectations.  Risks associated with development and construction activities include:

•	the unavailability of favorable financing sources in the debt and equity markets;

•	construction cost overruns, including on account of rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;

•	construction delays and failure to achieve target occupancy levels and rental rates, resulting in a lower than projected return on our investment; and

•	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy, and other governmental permits.

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop facilities, satisfy our debt obligations, and/or make distributions to shareholders.

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

Our facilities and any other facilities we acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us.  Our facilities are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to our employees, utilities, insurance, administrative expenses, and costs for repairs and maintenance.  If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

We cannot assure our ability to pay dividends in the future.

Historically, we have paid quarterly distributions to our shareholders, and we intend to continue to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our Board.  Our ability to pay dividends will depend upon, among other factors:

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

We have in the past co-invested with, and we may continue to co-invest with, third parties through joint ventures.  In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the facilities owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions.  Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Such investments also have the potential risk of impasse on strategic decisions, such as a sale, in cases where neither we nor the joint venture partner would have full control over the joint venture. In other circumstances, joint venture partners may have the ability without our agreement to make certain major decisions, including decisions about sales, capital expenditures, and/or financing.  Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or Trustees from focusing their time and effort on our business.  In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

We face significant competition for customers and acquisition and development opportunities.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our facilities.  We compete with numerous developers, owners, and operators of self-storage facilities, including other REITs, some of which own or may in the future own facilities similar to ours in the same submarkets in which our facilities are located and some of which may have greater capital resources.  In addition, due to the relatively low cost of each individual self-storage facility, other developers, owners, and operators have the capability to build additional facilities that may compete with our facilities.

If our competitors build new facilities that compete with our facilities or offer space at rental rates below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our shares, and ability to satisfy our debt service obligations could be materially adversely affected.  In addition, increased competition for customers may require us to make capital improvements to our facilities that we would not have otherwise made.  Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders.

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

We may become subject to litigation or threatened litigation which may divert management’s time and attention, require us to pay damages and expenses, or restrict the operation of our business.

We may become subject to disputes with commercial parties with whom we maintain relationships or other parties with whom we do business.  Any such dispute could result in litigation between us and the other parties.  Whether or not any dispute actually proceeds to litigation, we may be required to devote significant management time and attention to its successful resolution (through litigation, settlement, or otherwise), which would detract from our management’s ability to focus on our business.  Any such resolution could involve the payment of damages or expenses by us, which may be significant.  In addition, any such resolution could involve our agreement with terms that restrict the operation of our business.

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

We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the facilities in our portfolio.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.  We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding and environmental hazards, because such coverage is not available or is not available at commercially reasonable rates.  Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  If we experience a loss at a facility that is uninsured or that exceeds policy limits, we could lose the capital invested in that facility as well as the anticipated future cash flows from that facility.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a facility after it has been damaged or destroyed.  In addition, if the damaged facilities are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these facilities were irreparably damaged.

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

Under various federal, state and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a facility and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination.  Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances.  The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such facility or to borrow using such facility as collateral.  In addition, in connection with the ownership, operation, and management of facilities, we are potentially liable for property damage or injuries to persons and property.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional facilities.  We carry environmental insurance coverage on certain facilities in our portfolio.  We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional facilities).  The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us.  However, we cannot assure that our environmental assessments have identified or will identify all material environmental conditions, that any prior owner of any facility did not create a material environmental condition not actually known to us, or that a material environmental condition does not otherwise exist with respect to any of our facilities.

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

We are increasingly dependent upon automated information technology processes and Internet commerce, and many of our new customers come from the telephone or over the Internet.  Moreover, the nature of our business involves the receipt and retention of personal information about our customers.  We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services.  These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack.  In addition, experienced computer programmers may be able to penetrate our security systems and misappropriate our confidential information, create system disruptions, or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our self-storage facilities.  Such events could lead to lost future revenues and adversely affect our results of operations.

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

Our rental revenues and operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our facilities do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our facilities include but are not limited to:

•	downturns in the national, regional, and local economic climate;

•	local or regional oversupply, increased competition, or reduction in demand for self-storage space;

•	vacancies or changes in market rents for self-storage space;

•	inability to collect rent from customers;

•	increased operating costs, including maintenance, insurance premiums, and real estate taxes;

•	changes in interest rates and availability of financing;

•	hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts, or acts of war that may result in uninsured or underinsured losses;

•

significant expenditures associated with acquisitions and development projects, such as debt service payments, real estate taxes, insurance, and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a facility;

•	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment, and taxes; and

•	the relative illiquidity of real estate investments.

In addition, prolonged periods of economic slowdown or recession, rising interest rates, or declining demand for self-storage, or the public perception that any of these events may occur, could result in a general decline in rental revenues, which could impair our ability to satisfy our debt service obligations and to make distributions to our shareholders.

Rental revenues are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our portfolio of facilities consists primarily of self-storage facilities, we are subject to risks inherent in investments in a single industry.  A decrease in the demand for self-storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.  Demand for self-storage space could be adversely affected by weakness in the national, regional, and local economies, changes in supply of, or demand for, similar or competing self-storage facilities in an area, and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental revenue.  Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court.  As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws.  In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers.  We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us.  Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.  Changes to rules governing REITS were made by the Protecting Americans From Tax Hikes Act of 2015, signed into law on December 18, 2015, and Congress and the IRS might make further changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.  If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income.  As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates.  We also could be subject to the federal alternative minimum tax and possibly increased state and local taxes.  We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.  If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders.  This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

Furthermore, as a result of our acquisition of all the issued and outstanding shares of common stock of a privately held self-storage REIT (“PSI”), we now own a subsidiary REIT. PSI is independently subject to, and must comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If PSI fails to qualify as a REIT and certain statutory relief provisions do not apply, as a result of a protective election made jointly by PSI and CubeSmart, PSI will be taxed as a taxable REIT subsidiary. See the section entitled “Taxation of CubeSmart−Requirements for Qualification−Taxable REIT Subsidiaries” in Exhibit 99.1 for more information regarding taxable REIT subsidiaries.

Failure of the Operating Partnership (or a subsidiary partnership or joint venture) to be treated as a partnership would have serious adverse consequences to our shareholders.

If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or joint ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or joint venture would be taxable as a corporation.  In such event we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, a subsidiary partnership, or joint venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

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

In addition, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax.  We have elected to treat some of our subsidiaries as taxable REIT subsidiaries, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future.  In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation.  For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT.  In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties.  Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs.  To the extent that we and our affiliates are required to pay federal, state, and local taxes, we will have less cash available for distributions to our shareholders.

We face possible federal, state, and local tax audits.

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

Certain of our mortgages, bank loans, and unsecured debt (including our senior notes) will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.”   We may not have the cash resources available to repay those amounts, and we may have to raise funds for such repayment either through the issuance of equity or debt securities, additional bank borrowings (which may include extension of maturity dates), joint ventures, or asset sales.  Furthermore, we are restricted from incurring certain additional indebtedness and making certain other changes to our capital and debt structure under the terms of the senior notes and the indenture governing the senior notes.

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

We may be exposed to the potential risk of counterparty default or non-payment with respect to interest rate hedges, swap agreements, floors, caps, and other interest rate hedging contracts that we may enter into from time to time, in which event we could suffer a material loss on the value of those agreements.  Although these agreements may lessen the impact of rising interest rates on us, they also expose us to the risk that other parties to the agreements will not perform or that we cannot enforce the agreements.  There is no assurance that our potential counterparties on these agreements will perform their obligations under such agreements.

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

Like other real estate companies that incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance outstanding indebtedness at maturity.  If our debt cannot be paid, refinanced, or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire new facilities.  Failure to make distributions to our shareholders could result in our failure to qualify as a REIT for federal income tax purposes.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any facilities securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of facilities foreclosed on, could threaten our continued viability.

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

Our executive team, including our named executive officers, has extensive self-storage, real estate, and public company experience.  Although we have employment agreements with members of our senior management team, we cannot provide any assurance that any of them will remain in our employment.  The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training, and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2015, we had 1,621 property-level personnel involved in the management and operation of our facilities.  The customer service, marketing skills, and knowledge of local market demand and competitive dynamics of our facility managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our facilities.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

We have opted out of these provisions of Maryland law.  However, our Board may opt to make these provisions applicable to us at any time without shareholder approval.

Our Trustees also have the discretion, granted in our bylaws and Maryland law, without shareholder approval to, among other things (1) create a staggered Board, and (2) amend our bylaws or repeal individual bylaws in a manner that provides the Board with greater authority.  Any such action could inhibit or impede a third party from making a proposal to acquire us at a price that could be beneficial to our shareholders.

Our shareholders have limited control to prevent us from making any changes to our investment and financing policies.

Our Board has adopted policies with respect to certain activities.  These policies may be amended or revised from time to time at the discretion of our Board without a vote of our shareholders.  This means that our shareholders have limited control over changes in our policies.  Such changes in our policies intended to improve, expand, or diversify our business may not have the anticipated effects and consequently may adversely affect our business and prospects, results of operations, and share price.

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

Our declaration of trust permits our Board to issue preferred shares with terms that may discourage third parties from conducting a tender offer or seeking other change of control transactions that could involve a premium price for our shares or otherwise benefit our shareholders.

Our declaration of trust permits our Board to issue up to 40,000,000 preferred shares, of which 3,100,000 shares have already been issued, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board.  In addition, our Board may reclassify any unissued common shares into one or more classes or series of preferred shares.  Thus, our Board could authorize, without shareholder approval, the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. We currently do not expect that the Board would require shareholder approval prior to such a preferred issuance.  In addition, any preferred shares that we issue would rank senior to our common shares with respect to the payment of distributions, in which case we could not pay any distributions on our common shares until full distributions have been paid with respect to such preferred shares.

Risks Related to our Securities

Additional issuances of equity securities may be dilutive to shareholders.

The interests of our shareholders could be diluted if we issue additional equity securities to finance future acquisitions or developments or to repay indebtedness.  Our Board may authorize the issuance of additional equity securities, including preferred shares, without shareholder approval.  Our ability to execute our business strategy depends upon our access to an appropriate blend of debt financing, including unsecured lines of credit and other forms of secured and unsecured debt, and equity financing, including common and preferred equity.

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

The market price of our common shares has been subject to significant fluctuation and may continue to fluctuate or decline.  Between January 1, 2013 and December 31, 2015, the price of our common shares has ranged from a high of $31.42 (on December 29, 2015) to a low of $14.24 (on February 21, 2013).  In the past several years, REIT securities have experienced high levels of volatility and significant increases in value from their historic lows.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2015, we owned 445 self-storage facilities that contain approximately 30.4 million rentable square feet and are located in 22 states and the District of Columbia.  The following table sets forth summary information regarding our facilities by state as of December 31, 2015.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Period-end
State	Facilities	Units	Square Feet	Square Feet	Occupancy

Florida	74	53,190	5,524,633	18.2%	93.5%
Texas	54	30,651	3,644,255	12.0%	90.0%
California	40	25,511	2,826,779	9.3%	93.6%
New York	40	45,979	2,760,349	9.1%	83.9%
Illinois	37	21,241	2,327,089	7.7%	90.5%
Arizona	31	17,409	1,894,651	6.2%	87.5%
New Jersey	25	16,470	1,673,642	5.5%	91.5%
Georgia	18	10,902	1,325,634	4.4%	92.4%
Ohio	20	11,056	1,279,535	4.2%	88.5%
Maryland	15	11,967	1,228,075	4.0%	92.0%
Connecticut	21	9,722	1,101,283	3.6%	90.3%
Virginia	10	7,862	787,749	2.6%	83.2%
Pennsylvania	9	6,020	610,627	2.0%	89.8%
Massachusetts	10	6,528	601,859	2.0%	84.6%
Tennessee	7	4,267	588,162	1.9%	91.0%
North Carolina	8	4,843	573,677	1.9%	90.0%
Colorado	9	4,771	568,069	1.9%	87.3%
Utah	4	2,245	239,823	0.8%	91.7%
Rhode Island	4	1,978	237,099	0.8%	92.0%
New Mexico	3	1,619	182,261	0.6%	92.5%
Nevada	3	1,426	172,532	0.6%	90.5%
Washington DC	2	1,798	145,967	0.5%	84.6%
Indiana	1	574	67,604	0.2%	87.2%
Total/Weighted Average	445	298,029	30,361,354	100.0%	90.2%

Our Facilities

The following table sets forth additional information with respect to each of our owned facilities as of December 31, 2015. Our ownership of each facility consists of a fee interest in the facility held by our Operating Partnership, or one of its subsidiaries, except for seven of our facilities, which are subject to ground leases.  In addition, small parcels of land at two of our other facilities are subject to ground leases.

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Chandler I, AZ	2005	1985	47,430	87.4%	446	Y	11.4%
Chandler II, AZ	2013	2008	83,644	89.1%	1,180	N	77.0%
Gilbert, AZ	2013	2010	57,430	91.2%	439	Y	83.4%
Glendale, AZ	1998	1987	56,807	93.4%	519	Y	0.0%
Green Valley, AZ	2005	1985	25,050	98.9%	265	N	8.6%
Mesa I, AZ	2006	1985	52,475	93.5%	497	N	0.0%
Mesa II, AZ	2006	1981	45,511	87.9%	395	Y	16.9%
Mesa III, AZ	2006	1986	59,629	87.5%	522	Y	15.8%
Peoria, AZ	2015	2005	110,710	89.1%	929	N	35.8%
Phoenix I, AZ	2006	1987	101,025	90.7%	747	Y	21.6%
Phoenix II, AZ	2006	1974	83,160	94.9%	809	Y	6.7%
Phoenix III, AZ	2014	2009	121,931	87.1%	823	N	74.1%
Queen Creek, AZ	2015	2013	94,462	59.9%	628	Y	61.3%
Scottsdale, AZ	1998	1995	79,525	94.6%	652	Y	20.5%
Surprise, AZ	2015	2006	72,600	73.5%	611	N	100.0%
Tempe I, AZ	2005	1975	53,890	94.9%	405	Y	18.9%
Tempe II, AZ	2013	2007	68,484	67.5%	746	Y	86.6%
Tucson I, AZ	1998	1974	59,800	89.3%	492	Y	0.0%
Tucson II, AZ	1998	1988	43,950	90.2%	537	Y	100.0%
Tucson III, AZ	2005	1979	49,832	90.0%	493	N	0.0%
Tucson IV, AZ	2005	1982	48,040	94.6%	500	Y	13.5%
Tucson V, AZ	2005	1982	45,134	92.6%	419	Y	11.4%
Tucson VI, AZ	2005	1982	40,814	96.2%	413	Y	13.3%
Tucson VII, AZ	2005	1982	52,688	93.8%	597	Y	7.0%
Tucson VIII, AZ	2005	1979	46,650	88.4%	442	Y	0.0%
Tucson IX, AZ	2005	1984	67,520	86.0%	599	Y	6.2%
Tucson X, AZ	2005	1981	46,350	87.9%	413	N	0.0%
Tucson XI, AZ	2005	1974	42,940	86.3%	404	Y	0.0%
Tucson XII, AZ	2005	1974	42,225	92.3%	432	Y	3.9%
Tucson XIII, AZ	2005	1974	45,850	83.9%	496	Y	0.0%
Tucson XIV, AZ	2005	1976	49,095	90.6%	559	Y	29.4%
Benicia, CA	2005	1988/93/05	74,770	94.8%	728	Y	0.0%
Citrus Heights, CA	2005	1987	75,620	94.2%	681	Y	0.0%
Corona, CA	2014	2014	95,125	93.8%	971	N	6.9%
Diamond Bar, CA	2005	1988	103,284	95.9%	905	Y	0.0%
Escondido, CA	2007	2002	143,345	93.9%	1,247	Y	11.8%
Fallbrook, CA	1997	1985/88	45,976	95.5%	444	Y	0.0%
Fremont, CA	2014	1987	51,243	94.1%	526	Y	0.6%
Lancaster, CA	2001	1987	60,450	91.4%	349	Y	0.0%
Long Beach, CA	2006	1974	124,571	96.2%	1,356	Y	0.0%
Murrieta, CA	2005	1996	49,815	95.7%	446	Y	4.9%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
North Highlands, CA	2005	1980	57,169	91.6%	473	Y	0.0%
Ontario, CA	2014	1986	93,590	96.7%	845	Y	0.0%
Orangevale, CA	2005	1980	50,542	96.6%	528	Y	0.0%
Pleasanton, CA	2005	2003	83,600	91.3%	761	Y	0.0%
Rancho Cordova, CA	2005	1979	53,978	95.1%	460	Y	0.0%
Rialto I, CA	2006	1987	57,391	91.7%	444	Y	0.0%
Rialto II, CA	1997	1980	99,783	94.5%	717	Y	0.0%
Riverside I, CA	2006	1977	67,020	91.6%	645	Y	0.0%
Riverside II, CA	2006	1985	85,026	94.1%	812	Y	5.5%
Roseville, CA	2005	1979	59,944	93.5%	552	Y	0.0%
Sacramento I, CA	2005	1979	50,764	92.5%	553	Y	0.0%
Sacramento II, CA	2005	1986	62,088	91.1%	552	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	95.3%	240	N	0.0%
San Bernardino II, CA	1997	1991	41,546	93.7%	373	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,416	91.1%	367	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,307	93.6%	703	Y	12.3%
San Bernardino V, CA	2006	1974	56,745	93.7%	475	Y	6.9%
San Bernardino VII, CA	2006	1978	78,753	89.8%	610	Y	2.5%
San Bernardino VIII, CA	2006	1977	98,819	88.1%	802	Y	0.0%
San Marcos, CA	2005	1979	37,425	93.4%	243	Y	0.0%
Santa Ana, CA	2006	1984	64,071	92.0%	730	Y	4.1%
South Sacramento, CA	2005	1979	52,440	91.7%	413	Y	0.0%
Spring Valley, CA	2006	1980	55,035	92.5%	713	Y	0.0%
Temecula I, CA	1998	1985/03	81,330	89.5%	703	Y	45.8%
Temecula II, CA	2007	2003	84,393	96.0%	654	Y	54.7%
Vista I, CA	2001	1988	74,238	94.8%	622	Y	0.0%
Vista II, CA	2005	2001/02/03	147,871	95.3%	1,290	Y	3.7%
Walnut, CA	2005	1987	50,708	95.9%	537	Y	15.8%
West Sacramento, CA	2005	1984	40,015	93.5%	478	Y	0.0%
Westminster, CA	2005	1983/98	68,503	95.2%	563	Y	0.0%
Aurora, CO	2005	1981	75,867	89.6%	617	Y	0.0%
Colorado Springs I, CO	2005	1986	47,975	89.8%	466	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	80.8%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	89.4%	449	Y	0.0%
Denver II, CO	2012	2007	74,465	88.2%	678	N	94.9%
Federal Heights, CO	2005	1980	54,770	90.6%	549	Y	0.0%
Golden, CO	2005	1985	87,800	91.9%	640	Y	1.6%
Littleton, CO	2005	1987	53,490	88.4%	442	Y	64.2%
Northglenn, CO	2005	1980	52,102	73.9%	497	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	90.2%	444	Y	8.7%
Branford, CT	1995	1986	50,679	91.8%	431	Y	3.5%
Bristol, CT	2005	1989/99	47,725	89.1%	471	N	31.7%
East Windsor, CT	2005	1986/89	46,016	88.1%	303	N	0.0%
Enfield, CT	2001	1989	52,875	89.2%	371	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,905	88.4%	611	N	9.3%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Manchester I, CT (6)	2002	1999/00/01	46,925	90.7%	465	N	43.7%
Manchester II, CT	2005	1984	52,725	93.6%	399	N	0.0%
Manchester III, CT	2014	2009	60,113	93.6%	583	N	87.0%
Milford, CT	1996	1975	44,885	89.7%	374	Y	6.9%
Monroe, CT	2005	1996/03	58,500	93.7%	398	N	0.0%
Mystic, CT	1996	1975/86	50,825	92.0%	561	Y	4.6%
Newington I, CT	2005	1978/97	42,620	82.2%	248	N	0.0%
Newington II, CT	2005	1979/81	36,140	93.7%	195	N	0.0%
Norwalk, CT	2012	2009	30,348	90.1%	349	N	100.0%
Old Saybrook I, CT	2005	1982/88/00	86,950	89.1%	720	N	10.8%
Old Saybrook II, CT	2005	1988/02	26,425	90.2%	254	N	71.5%
Shelton, CT	2011	2007	78,430	90.6%	856	Y	93.9%
South Windsor, CT	1996	1976	72,075	92.1%	555	Y	1.4%
Stamford, CT	2005	1997	28,907	95.3%	363	N	38.6%
Wilton, CT	2012	1966	84,515	86.0%	771	Y	66.6%
Washington I, DC	2008	2002	63,085	81.9%	755	Y	97.1%
Washington II, DC	2011	1929/98	82,882	86.7%	1,043	N	99.5%
Boca Raton, FL	2001	1998	37,958	92.2%	605	N	70.2%
Boynton Beach I, FL	2001	1999	61,725	90.9%	753	Y	62.0%
Boynton Beach II, FL	2005	2001	61,514	93.6%	574	Y	88.5%
Boynton Beach III, FL	2014	2001	67,393	91.6%	720	N	100.0%
Boynton Beach IV, FL	2015	2002	78,765	93.5%	632	N	83.8%
Bradenton I, FL	2004	1979	68,373	94.8%	587	N	7.1%
Bradenton II, FL	2004	1996	87,958	93.9%	828	Y	46.1%
Cape Coral I, FL	2000	2000	76,842	94.8%	872	Y	90.4%
Cape Coral II, FL	2014	2007	67,955	92.8%	608	Y	71.0%
Coconut Creek I, FL	2012	2001	78,883	95.4%	757	Y	53.0%
Coconut Creek II, FL	2014	1999	90,176	88.4%	811	N	79.6%
Dania Beach, FL	2004	1984	180,488	93.4%	1,778	N	27.6%
Dania, FL	1996	1988	58,145	96.2%	493	Y	53.9%
Davie, FL	2001	2001	81,235	93.5%	835	Y	68.1%
Deerfield Beach, FL	1998	1998	57,230	93.4%	517	Y	54.9%
Delray Beach I, FL	2001	1999	67,833	95.4%	814	Y	45.6%
Delray Beach II, FL	2013	1987	75,784	93.5%	1,181	N	95.4%
Delray Beach III, FL	2014	2006	94,395	91.8%	904	N	99.6%
Ft. Lauderdale I, FL	1999	1999	70,043	97.2%	694	Y	54.7%
Ft. Lauderdale II, FL	2013	2007	49,608	94.2%	863	N	100.0%
Ft. Myers I, FL	1999	1998	67,534	96.3%	591	Y	84.3%
Ft. Myers II, FL	2014	2001	83,125	93.3%	839	Y	62.9%
Ft. Myers III, FL	2014	2002	81,554	95.5%	866	Y	89.3%
Jacksonville I, FL	2005	2005	79,705	97.1%	712	N	100.0%
Jacksonville II, FL	2007	2004	65,070	94.3%	660	N	100.0%
Jacksonville III, FL	2007	2003	66,040	94.6%	678	N	100.0%
Jacksonville IV, FL	2007	2006	77,625	91.7%	713	N	100.0%
Jacksonville V, FL	2007	2004	82,493	90.5%	708	N	80.0%
Jacksonville VI, FL	2014	2006	67,275	92.4%	530	Y	70.9%
Kendall, FL	2007	2003	75,495	95.7%	702	N	79.4%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Lake Worth I, FL †	1998	1998/02	161,149	94.3%	1,288	Y	72.7%
Lake Worth II, FL	2014	2004/08	86,924	93.2%	757	Y	85.6%
Lake Worth III, FL	2015	2006	93,985	95.7%	776	Y	42.8%
Lakeland, FL	1994	1988	49,079	95.1%	486	Y	82.8%
Leisure City, FL	2012	2005	56,052	95.2%	616	N	69.4%
Lutz I, FL	2004	2000	66,795	93.5%	605	Y	43.7%
Lutz II, FL	2004	1999	69,232	93.7%	534	Y	29.5%
Margate I, FL †	1996	1979/81	53,660	92.8%	370	Y	27.7%
Margate II, FL †	1996	1985	65,380	94.3%	443	Y	57.8%
Merritt Island, FL	2002	2000	50,251	94.3%	465	Y	66.4%
Miami I, FL	1996	1995	46,500	95.3%	557	Y	68.9%
Miami II, FL	1996	1989	66,960	89.3%	569	Y	18.9%
Miami III, FL	2005	1988/03	150,320	93.3%	1,515	N	91.1%
Miami IV, FL	2011	2007	76,695	91.3%	927	N	99.7%
Miramar, FL	2013	2009	75,530	94.7%	746	N	96.8%
Naples I, FL	1996	1996	48,100	91.2%	314	Y	46.5%
Naples II, FL	1997	1985	65,850	94.1%	639	Y	56.2%
Naples III, FL	1997	1981/83	80,222	93.9%	799	Y	48.7%
Naples IV, FL	1998	1990	40,525	91.0%	429	N	63.8%
New Smyrna Beach, FL	2014	2001	81,454	96.8%	605	N	59.6%
Ocoee, FL	2005	1997	76,200	95.0%	626	Y	22.5%
Orange City, FL	2004	2001	59,580	91.3%	648	N	52.6%
Orlando II, FL	2005	2002/04	63,084	94.0%	584	N	81.6%
Orlando III, FL	2006	1988/90/96	101,330	93.6%	825	Y	21.9%
Orlando IV, FL	2010	2009	76,581	95.3%	641	N	68.3%
Orlando V, FL	2012	2008	75,295	93.2%	630	N	91.3%
Orlando VI, FL	2014	2006	67,275	89.7%	574	Y	35.1%
Oviedo, FL	2006	1988/91	49,276	83.3%	437	Y	3.6%
Palm Coast I, FL	2014	2001	47,400	92.8%	424	Y	52.1%
Palm Coast II, FL	2014	1998/04	122,490	90.5%	1,181	N	42.6%
Pembroke Pines, FL	1997	1997	67,321	94.4%	691	Y	78.1%
Royal Palm Beach II, FL	2007	2004	81,294	94.7%	755	N	90.0%
Sanford I, FL	2006	1988/06	61,810	93.3%	440	Y	35.5%
Sanford II, FL	2014	2000	69,780	89.7%	668	N	62.1%
Sarasota, FL	1999	1998	71,142	94.7%	526	Y	60.6%
St. Augustine, FL	1996	1985	59,725	94.0%	714	Y	26.7%
Stuart, FL	1997	1995	87,124	96.8%	946	Y	61.9%
SW Ranches, FL	2007	2004	64,990	90.9%	648	N	88.8%
Tampa, FL	2007	2001/02	83,913	94.9%	777	N	34.0%
West Palm Beach I, FL	2001	1997	66,906	93.9%	973	Y	52.4%
West Palm Beach II, FL	2004	1996	94,528	94.5%	833	Y	76.6%
West Palm Beach III, FL	2012	2008	77,440	96.8%	901	Y	90.0%
West Palm Beach IV, FL	2014	2004	102,912	93.6%	948	N	85.3%
Winter Park, FL	2014	2005	54,356	92.7%	535	N	58.5%
Alpharetta, GA	2001	1996	90,501	89.7%	663	Y	80.2%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Atlanta, GA	2012	2008	66,675	93.6%	621	N	100.0%
Austell, GA	2006	2000	83,675	94.6%	668	Y	64.2%
Decatur, GA	1998	1986	145,280	93.2%	1,248	Y	2.5%
Duluth, GA	2011	2009	70,885	91.5%	588	N	100.0%
Lawrenceville, GA	2011	1999	73,640	91.0%	603	Y	27.4%
Lithia Springs, GA	2015	2007	67,568	94.0%	581	N	62.6%
Norcross I, GA	2001	1997	85,420	94.4%	594	Y	65.4%
Norcross II, GA	2011	1996	52,595	94.0%	400	Y	62.2%
Norcross III, GA	2012	2007	46,955	95.7%	497	N	100.0%
Norcross IV, GA	2012	2005	57,505	92.7%	514	Y	88.8%
Peachtree City I, GA	2001	1997	49,875	93.0%	451	N	76.2%
Peachtree City II, GA	2012	2005	59,950	96.0%	432	N	42.9%
Smyrna, GA	2001	2000	57,015	89.0%	500	Y	98.8%
Snellville, GA	2007	1996/97	79,950	93.6%	788	Y	20.9%
Suwanee I, GA	2007	2000/03	85,125	91.1%	681	Y	27.8%
Suwanee II, GA	2007	2005	79,590	91.1%	574	N	65.8%
Villa Rica, GA	2015	2009	73,430	85.7%	499	N	63.9%
Addison, IL	2004	1979	31,325	87.1%	367	Y	0.0%
Aurora, IL	2004	1996	73,985	92.8%	557	Y	8.6%
Bartlett, IL	2004	1987	51,425	91.6%	403	Y	32.6%
Bellwood, IL	2001	1999	86,550	89.3%	737	Y	50.7%
Blue Island, IL	2015	2008	55,125	93.3%	556	N	100.0%
Bolingbrook, IL	2014	2004	80,340	89.9%	724	N	77.3%
Chicago I, IL	2014	1935	95,745	87.2%	1,067	N	96.4%
Chicago II, IL	2014	1953	78,710	85.2%	757	N	85.4%
Chicago III, IL	2014	1959	85,170	91.8%	1,076	N	99.7%
Chicago IV, IL	2015	2009	60,495	90.3%	613	N	100.0%
Chicago V, IL	2015	2008	51,775	84.9%	603	N	99.8%
Countryside, IL	2014	2002	99,881	89.8%	901	N	98.7%
Des Plaines, IL	2004	1978	69,600	94.6%	577	N	0.0%
Elk Grove Village, IL	2004	1987	64,104	89.7%	621	Y	7.4%
Evanston, IL	2013	2009	58,050	87.9%	593	N	100.0%
Glenview, IL	2004	1998	100,085	91.4%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	92.9%	709	Y	37.3%
Hanover, IL	2004	1987	41,190	94.9%	416	Y	2.2%
Harvey, IL	2004	1987	60,090	91.8%	575	Y	2.8%
Joliet, IL	2004	1993	72,865	94.9%	533	Y	93.6%
Kildeer, IL	2004	1988	46,485	93.0%	422	Y	0.0%
Lombard, IL	2004	1981	57,391	89.4%	534	Y	26.1%
Maywood, IL	2015	2009	60,250	86.5%	650	N	100.0%
Mount Prospect, IL	2004	1979	65,000	88.9%	576	Y	10.4%
Mundelein, IL	2004	1990	44,700	93.5%	486	Y	12.3%
North Chicago, IL	2004	1985	53,200	95.0%	424	N	0.0%
Plainfield I, IL	2004	1998	53,900	91.0%	402	N	8.7%
Plainfield II, IL	2005	2000	51,900	90.9%	355	N	32.5%
Schaumburg, IL	2004	1988	31,160	90.2%	317	N	5.3%
Streamwood, IL	2004	1982	64,305	91.3%	549	N	7.6%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Warrenville, IL	2005	1977/89	48,796	93.9%	378	N	0.0%
Waukegan, IL	2004	1977	79,500	90.0%	666	Y	8.1%
West Chicago, IL	2004	1979	48,175	91.4%	434	Y	0.0%
Westmont, IL	2004	1979	53,250	94.5%	369	Y	0.0%
Wheeling I, IL	2004	1974	54,210	87.8%	490	N	0.0%
Wheeling II, IL	2004	1979	67,825	87.8%	602	Y	9.9%
Woodridge, IL	2004	1987	50,232	84.7%	464	Y	17.2%
Schererville, IN	2014	2005	67,604	87.2%	574	Y	40.1%
Boston I, MA	2010	1950	33,286	82.1%	584	N	99.8%
Boston II, MA	2002	2001	60,470	89.3%	628	N	98.7%
Boston III, MA	2014	1960	108,205	88.9%	1,099	N	25.2%
Brockton, MA	2015	1900/70/80	74,286	61.3%	738	N	0.1%
Haverhill, MA	2015	1900	54,890	73.2%	566	N	99.8%
Lawrence, MA	2015	1966	34,552	85.9%	409	N	100.0%
Leominster, MA	1998	1987/88/00	54,023	90.5%	507	Y	50.7%
Medford, MA	2007	2001	58,745	94.5%	658	Y	97.1%
Stoneham, MA	2013	2009/11	61,000	89.1%	589	N	99.8%
Tewksbury, MA	2014	2007	62,402	92.0%	750	N	100.0%
Baltimore, MD	2001	1999/00	93,550	91.7%	801	Y	48.8%
Beltsville, MD	2013	2006	63,707	89.0%	648	Y	9.7%
California, MD	2004	1998	77,840	93.6%	721	Y	41.2%
Capitol Heights, MD	2015	2013	79,625	94.4%	923	Y	98.7%
Clinton, MD	2013	2008/10	84,225	92.9%	911	Y	51.6%
District Heights, MD	2011	2007	78,415	95.9%	959	Y	96.1%
Elkridge, MD	2013	1999	63,475	94.3%	601	Y	91.2%
Gaithersburg I, MD	2005	1998	87,045	90.2%	790	Y	45.2%
Gaithersburg II, MD	2015	2008	74,225	89.7%	806	Y	98.9%
Hyattsville, MD	2013	2006	52,765	88.4%	602	Y	9.3%
Laurel, MD †	2001	1978/99/00	162,896	90.2%	1,012	N	64.2%
Temple Hills I, MD	2001	2000	97,175	90.7%	823	Y	70.7%
Temple Hills II, MD	2014	2010	84,125	90.0%	1,044	Y	99.3%
Timonium, MD	2014	1965/98	66,717	89.9%	662	Y	95.2%
Upper Marlboro, MD	2013	2006	62,290	93.4%	664	Y	5.4%
Belmont, NC	2001	1996/97/98	81,850	93.4%	592	N	21.5%
Burlington I, NC	2001	1990/91/93/94/98	109,268	90.6%	946	N	7.6%
Burlington II, NC	2001	1991	42,165	85.2%	393	Y	16.5%
Cary, NC	2001	1993/94/97	112,402	89.5%	798	N	11.9%
Charlotte, NC	2002	1999	69,000	90.7%	746	Y	44.3%
Cornelius, NC	2015	2000	32,470	92.9%	297	N	5.0%
Pineville, NC	2015	1997/01	77,847	86.4%	649	N	13.1%
Raleigh, NC	1998	1994/95	48,675	91.2%	422	Y	11.8%
Bordentown, NJ	2012	2006	50,600	91.5%	383	N	27.0%
Brick, NJ	1996	1981	51,725	93.5%	434	N	0.0%
Cherry Hill I, NJ	2010	2004	51,500	90.7%	370	Y	0.0%
Cherry Hill II, NJ	2012	2004	64,800	93.6%	609	N	94.4%
Clifton, NJ	2005	2001	105,550	92.4%	1,003	Y	92.9%
Cranford, NJ	1996	1987	91,280	92.5%	850	Y	7.9%
East Hanover, NJ	1996	1983	107,679	87.6%	970	N	3.4%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Egg Harbor I, NJ	2010	2005	35,825	97.3%	291	N	14.7%
Egg Harbor II, NJ	2010	2002	70,400	93.8%	684	N	19.8%
Elizabeth, NJ	2005	1925/97	38,830	93.7%	674	N	0.0%
Fairview, NJ	1997	1989	27,876	91.0%	446	N	98.4%
Freehold, NJ	2012	2002	81,420	93.9%	748	Y	65.6%
Hamilton, NJ	2006	1990	70,450	91.3%	614	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	90.6%	743	N	99.2%
Linden, NJ	1996	1983	100,425	91.3%	1,118	N	5.3%
Lumberton, NJ	2012	2004	96,025	91.4%	772	Y	32.4%
Morris Township, NJ (6)	1997	1972	71,926	88.8%	562	Y	5.7%
Parsippany, NJ	1997	1981	58,550	90.1%	450	N	17.3%
Rahway, NJ	2013	2006	83,121	91.8%	983	Y	92.1%
Randolph, NJ	2002	1998/99	52,665	91.4%	539	Y	91.1%
Ridgefield, NJ	2015	1921/44	67,953	87.4%	685	Y	99.9%
Roseland, NJ	2015	1951/04	53,481	98.2%	634	N	100.0%
Sewell, NJ	2001	1984/98	57,826	88.8%	458	N	9.3%
Somerset, NJ	2012	2000	57,485	88.2%	512	N	82.7%
Whippany, NJ	2013	2007	92,070	91.8%	938	Y	85.9%
Albuquerque I, NM	2005	1985	65,927	97.4%	601	Y	13.8%
Albuquerque II, NM	2005	1985	58,798	93.0%	510	Y	15.4%
Albuquerque III, NM	2005	1986	57,536	86.4%	508	Y	11.4%
Henderson, NV	2014	2005	75,150	85.6%	530	Y	75.6%
Las Vegas I, NV †	2006	1986	48,532	90.0%	365	Y	13.5%
Las Vegas II, NV	2006	1997	48,850	97.1%	531	Y	66.0%
Baldwin, NY	2015	1974	61,380	93.3%	613	N	99.3%
Bronx I, NY	2010	1931/04	69,258	93.6%	1,321	N	97.4%
Bronx II, NY (5)	2011	2006	81,295	87.1%	1,549	N	99.5%
Bronx III, NY	2011	2007	106,065	91.4%	2,034	N	99.1%
Bronx IV, NY (5)	2011	2007	75,030	88.9%	1,311	N	99.1%
Bronx V, NY (5)	2011	2007	54,733	90.0%	1,100	N	99.5%
Bronx VI, NY (5)	2011	2011	45,970	89.0%	1,132	N	94.2%
Bronx VII, NY (5)	2012	2005	78,625	89.8%	1,524	N	100.0%
Bronx VIII, NY	2012	1928	30,550	93.2%	544	N	100.0%
Bronx IX, NY	2012	1973	148,080	92.0%	3,007	Y	99.6%
Bronx X, NY	2012	2001	160,005	90.9%	2,671	Y	74.5%
Bronx XI, NY (5) *	2014	2014	46,477	67.3%	1,084	N	98.7%
Brooklyn I, NY	2010	1917/04	57,640	89.7%	1,057	N	99.8%
Brooklyn II, NY	2010	1962/03	60,920	95.6%	1,146	N	18.8%
Brooklyn III, NY	2011	2006	41,585	90.6%	849	N	100.0%
Brooklyn IV, NY	2011	2006	37,467	87.8%	793	N	99.9%
Brooklyn V, NY	2011	2007	47,020	93.6%	884	N	100.0%
Brooklyn VI, NY	2011	2007	75,640	88.2%	1,415	N	97.7%
Brooklyn VII, NY	2011	2006	72,725	94.4%	1,399	N	99.9%
Brooklyn VIII, NY	2014	2010	61,695	93.6%	1,204	N	92.0%
Brooklyn IX, NY	2014	2013	46,980	90.1%	1,259	N	99.9%
Brooklyn X, NY *	2015	2015	56,563	0.0%	1,217	N	100.0%
Holbrook, NY	2015	2007	60,547	90.1%	613	N	81.8%
Jamaica I, NY	2001	2000	88,385	94.0%	918	Y	21.3%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Jamaica II, NY	2011	2010	91,245	86.7%	1,472	N	99.9%
Long Island City, NY *	2014	2014	88,775	42.2%	1,949	N	100.0%
New Rochelle I, NY	2005	1998	46,073	79.8%	478	N	39.6%
New Rochelle II, NY	2012	1917	63,145	91.0%	1,023	Y	93.9%
North Babylon, NY	1998	1988/99	78,341	91.3%	647	N	11.7%
Patchogue, NY	2014	1982	47,649	86.3%	467	N	0.0%
Queens, NY *	2015	2015	74,625	0.9%	1,440	N	99.4%
Riverhead, NY	2005	1985/86/99	38,340	94.6%	327	N	0.0%
Southold, NY	2005	1989	59,645	91.7%	612	N	4.7%
Staten Island, NY	2013	1900/11	96,573	95.8%	913	N	100.0%
Tuckahoe, NY	2011	2007	50,953	92.4%	758	N	99.9%
West Hempstead, NY	2012	2002	83,995	94.4%	899	Y	35.3%
White Plains, NY	2011	1938	86,140	90.7%	1,507	N	77.9%
Woodhaven, NY	2011	2008	50,665	91.9%	1,029	N	99.9%
Wyckoff, NY	2010	1910/07	60,955	91.1%	1,042	N	96.1%
Yorktown, NY	2011	2006	78,595	89.0%	772	Y	79.3%
Cleveland I, OH	2005	1997/99	46,000	91.9%	342	Y	7.3%
Cleveland II, OH	2005	2000	58,325	93.4%	574	Y	0.0%
Columbus I, OH	2006	1999	71,905	89.7%	603	Y	26.1%
Columbus II, OH	2014	1999	36,809	81.8%	355	N	49.0%
Columbus III, OH	2014	1998/05	51,200	85.3%	403	N	0.0%
Columbus IV, OH	2014	2006	61,000	85.7%	475	N	20.1%
Columbus V, OH	2014	2006	60,925	77.3%	583	N	16.6%
Columbus VI, OH	2014	2002	63,725	88.3%	547	N	0.0%
Grove City, OH	2006	1997	89,290	89.5%	780	Y	15.1%
Hilliard, OH	2006	1995	89,190	88.9%	778	Y	24.9%
Lakewood, OH	1989	1989	39,332	91.6%	460	Y	37.4%
Lewis Center, OH	2014	1985/05	77,921	89.8%	567	N	32.0%
Middleburg Heights, OH	1980	1980	93,200	90.2%	700	Y	5.0%
North Olmsted I, OH	1979	1979	48,665	91.6%	444	Y	10.5%
North Olmsted II, OH	1988	1988	47,850	90.0%	399	Y	23.9%
North Randall, OH	1998	1998/02	80,239	89.1%	807	N	92.2%
Reynoldsburg, OH	2006	1979	67,245	90.7%	665	Y	0.0%
Strongsville, OH	2007	1978	43,683	90.6%	403	Y	100.0%
Warrensville Heights, OH	1980	1980/82/98	90,281	86.6%	718	Y	0.0%
Westlake, OH	2005	2001	62,750	86.5%	453	Y	8.6%
Conshohocken, PA	2012	2003	81,255	91.7%	729	Y	39.3%
Exton, PA	2012	2006	57,750	88.1%	543	N	96.1%
Langhorne, PA	2012	2001	65,150	85.6%	665	Y	58.8%
Levittown, PA	2001	2000	76,180	88.8%	652	Y	34.9%
Malvern, PA *	2014	2014	18,848	93.1%	231	N	98.7%
Montgomeryville, PA	2012	2003	84,145	92.1%	777	Y	50.4%
Norristown, PA	2011	2005	61,596	85.4%	605	N	99.8%
Philadelphia I, PA	2001	1999	97,464	91.6%	959	N	45.5%
Philadelphia II, PA	2014	2005	68,239	91.7%	859	N	58.3%
Exeter, RI	2014	1968/90	41,275	90.2%	411	Y	21.8%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Johnston, RI	2014	2000	77,225	92.0%	578	N	0.0%
Wakefield, RI	2014	1956	45,895	89.9%	386	Y	39.2%
Woonsocket, RI	2014	2004	72,704	94.2%	603	N	11.2%
Antioch, TN	2005	1985/98	76,010	92.4%	622	Y	7.5%
Nashville I, TN	2005	1984	107,140	90.1%	722	Y	0.0%
Nashville II, TN	2005	1986/00	83,416	91.1%	632	Y	12.5%
Nashville III, TN	2006	1985	101,525	84.6%	600	Y	8.3%
Nashville IV, TN	2006	1986/00	102,450	94.0%	731	Y	10.1%
Nashville V, TN	2015	1993	58,860	96.0%	534	N	22.8%
Nashville VI, TN	2015	1956/01	58,761	92.0%	426	Y	25.0%
Allen, TX	2012	2003	62,710	92.9%	502	Y	56.9%
Austin I, TX	2005	2001	59,645	88.3%	538	Y	63.3%
Austin II, TX	2006	2000/03	65,136	89.7%	593	Y	45.9%
Austin III, TX	2006	2004	70,560	94.3%	572	Y	92.7%
Austin IV, TX	2014	2004	65,370	94.8%	628	N	18.7%
Austin V, TX	2014	1999	67,850	95.5%	618	Y	35.2%
Austin VI, TX	2014	2004	62,770	93.6%	753	Y	55.1%
Austin VII, TX	2015	2003/08	71,163	90.1%	638	Y	38.9%
Bryan, TX	2005	1994	60,400	80.8%	496	Y	0.0%
Carrollton, TX	2012	2002	77,440	87.9%	542	Y	40.3%
College Station, TX	2005	1993	26,550	97.9%	346	N	0.0%
Cypress, TX	2012	1998	58,181	92.5%	445	Y	45.9%
Dallas I, TX	2005	2000	58,582	89.0%	532	Y	37.8%
Dallas II, TX	2013	1996	79,123	95.0%	602	Y	27.6%
Dallas III, TX	2014	1964/76	69,589	93.7%	886	Y	91.3%
Dallas IV, TX *	2015	2015	114,590	28.6%	1,235	N	93.4%
Dallas V, TX (5)	2015	2013	54,455	90.5%	594	N	99.6%
Denton, TX	2006	1996	60,846	96.5%	457	Y	3.3%
Fort Worth I, TX	2005	2000	50,446	98.2%	405	Y	38.6%
Fort Worth II, TX	2006	2003	72,900	93.0%	650	Y	68.4%
For Worth III, TX	2015	2000	80,445	95.2%	675	N	76.7%
Frisco I, TX	2005	1996	50,854	87.6%	430	Y	25.9%
Frisco II, TX	2005	1998/02	71,399	90.0%	520	Y	28.5%
Frisco III, TX	2006	2004	74,765	91.8%	622	Y	92.5%
Frisco IV, TX †	2010	2007	75,615	96.0%	514	Y	21.3%
Frisco V, TX	2014	2002	74,315	91.3%	552	Y	59.6%
Frisco VI, TX	2014	2004	68,926	92.4%	538	Y	54.6%
Garland I, TX	2006	1991	70,100	95.3%	676	Y	4.3%
Garland II, TX	2006	2004	68,425	92.0%	469	Y	53.9%
Houston III, TX	2005	1984	61,490	95.8%	466	Y	9.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Facility Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Houston IV, TX	2005	1987	43,750	90.2%	380	Y	10.2%
Houston V, TX †	2006	1980/97	125,170	90.4%	1,017	Y	60.9%
Houston VI, TX	2011	2002	54,690	91.0%	595	Y	98.7%
Houston VII, TX	2012	2004	46,991	90.7%	523	N	100.0%
Houston VIII, TX	2012	1989	54,231	93.3%	500	N	78.1%
Houston IX, TX	2012	1992	51,218	93.6%	433	Y	47.8%
Humble, TX	2015	2009/13	70,701	88.3%	557	Y	42.2%
Katy, TX	2013	2009	71,408	90.9%	566	Y	88.4%
Keller, TX	2006	2000	61,885	91.6%	488	Y	23.1%
Lewisville I, TX	2006	1996	58,140	87.7%	430	Y	21.8%
Lewisville II, TX	2013	2003	127,609	93.3%	1,188	Y	29.7%
Mansfield I, TX	2006	2003	63,025	91.4%	483	Y	43.1%
Mansfield II, TX	2012	2002	58,025	93.3%	483	Y	68.0%
McKinney I, TX	2005	1996	47,020	94.9%	356	Y	12.0%
McKinney II, TX	2006	1996	70,050	92.4%	537	Y	47.3%
McKinney III, TX	2014	2014	53,148	87.5%	392	Y	37.8%
North Richland Hills, TX	2005	2002	57,200	86.8%	433	Y	60.5%
Pearland, TX	2012	1985	72,050	94.1%	469	Y	45.6%
Richmond, TX	2013	1998	102,378	91.3%	539	Y	29.8%
Roanoke, TX	2005	1996/01	59,860	85.2%	445	Y	30.9%
San Antonio I, TX	2005	2005	73,309	91.7%	573	Y	89.4%
San Antonio II, TX	2006	2005	73,230	95.2%	668	N	91.5%
San Antonio III, TX	2007	2006	71,775	96.4%	568	N	93.7%
Spring, TX	2006	1980/86	72,751	91.3%	534	Y	26.7%
Murray I, UT	2005	1976	60,280	92.4%	631	Y	0.0%
Murray II, UT †	2005	1978	71,421	87.9%	375	Y	5.4%
Salt Lake City I, UT	2005	1976	56,446	88.8%	740	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	94.2%	499	Y	0.0%
Alexandria, VA	2012	2000	114,100	89.3%	1,150	Y	97.2%
Arlington, VA *	2015	2015	96,382	49.0%	1,151	N	96.9%
Burke Lake, VA	2011	2003	91,667	89.5%	902	Y	81.6%
Fairfax, VA	2012	1999	73,325	87.6%	676	N	88.3%
Fredericksburg I, VA	2005	2001/04	69,475	89.6%	610	N	22.1%
Fredericksburg II, VA	2005	1998/01	61,057	93.2%	561	N	87.0%
Leesburg, VA	2011	2001/04	85,503	84.4%	890	Y	83.9%
Manassas, VA	2010	1998	72,745	86.2%	638	Y	64.7%
McLearen, VA	2010	2002	68,960	85.5%	725	Y	90.9%
Vienna, VA	2012	2000	54,535	86.4%	559	Y	97.1%
Total/Weighted Average (445 facilities)			30,361,354	90.2%	298,029

*Denotes facilities developed by us or acquired at development completion.

†Denotes facilities that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage facilities and is managed by our self-storage facility managers.  As of December 31, 2015, facilities in our owned portfolio included an aggregate of approximately 238,000 rentable square feet of commercial space.

(1)	Represents the year acquired for those facilities we acquired from a third party or the year of completion for those facilities we developed.

(2)	Represents occupied square feet as of December 31, 2015 divided by total rentable square feet.

(3)	Indicates whether a facility has an on-site apartment where a manager resides.

(4)	Represents the percentage of rentable square feet in climate-controlled cubes.

(5)	We do not own the land at these facilities. We lease the land pursuant to ground leases that expire between 2052 and 2062, subject to renewal options.

(6)	We have ground leases for certain small parcels of land adjacent to these facilities that expire between 2018 and 2019.

We have grown by adding facilities to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet, and total revenues for our facilities owned as of December 31, 2015, and for each of the previous three years, grouped by the year during which we first owned or operated the facility.

Facilities by Year Acquired - Average Occupancy

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Facilities	Feet	2015	2014	2013

2012 and earlier	338	22,686,289	92.3%	90.9%	88.3%
2013	20	1,508,274	91.5%	87.2%	80.6%
2014	55	3,939,825	88.8%	85.6%	—
2015	32	2,226,966	77.2%	—	—
All Facilities Owned as of December 31, 2015	445	30,361,354	91.3%	90.4%	88.1%

Facilities by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Facilities	2015	2014	2013

2012 and earlier	338	$15.41	$14.62	$14.12
2013	20	15.69	14.70	12.44
2014	55	14.93	14.61	—
2015	32	14.84	—	—
All Facilities Owned as of December 31, 2015	445	$15.34	$14.62	$14.03

Facilities by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (1)	# of Facilities	2015	2014	2013

2012 and earlier	338	20,942,023	20,615,546	19,978,048
2013	20	1,372,860	1,287,062	1,191,148
2014	55	3,506,012	3,269,341	—
2015	32	1,694,756	—	—
All Facilities Owned as of December 31, 2015	445	27,515,651	25,171,949	21,169,196

Facilities by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Facilities	2015	2014	2013

2012 and earlier	338	$342,144	$319,824	$297,981
2013	20	22,895	20,070	7,048
2014	55	55,542	21,611	—
2015	32	9,636	—	—
All Facilities Owned as of December 31, 2015	445	$430,217	$361,505	$305,029

(1)	Represents the year acquired for those facilities we acquired from a third party or the year placed in service for those facilities we developed.

(2)

Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.   Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $16.2 million, $15.7 million, and $15.7 million for the periods ended December 31, 2015, 2014 and 2013, respectively.

(3)	Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of facilities.

Unconsolidated Real Estate Ventures

On December 8, 2015, we invested $8.4 million in exchange for a 10% ownership interest in an unconsolidated real estate venture, which we refer to as HVP, that owns 30 self-storage facilities located in Michigan (16), Massachusetts (6), Tennessee (5), and Florida (3).  These facilities contain an aggregate of 1.8 million rentable square feet.  The joint venture paid $193.7 million for these facilities which was funded primarily through a $112.7 million initial advance on a $122.0 million loan with the remainder being contributed pro-rata by us and our joint venture partner.  The loan bears interest at LIBOR plus 2.00% per annum and matures on December 7, 2018, with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.  As of December 31, 2015, HVP is under contract to purchase an additional seven properties for an aggregate purchase price of approximately $48.8 million.

On December 10, 2013, we acquired a 50% ownership interest in an unconsolidated real estate venture, which we refer to as HHF, that owns 35 self-storage facilities located in Texas (34) and North Carolina (1).  These facilities contain an aggregate of 2.4 million rentable square feet.  The joint venture paid $315.7 million for these facilities.  We and our joint venture partner each contributed 50% of the equity capital to fund the acquisition.  On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage facilities located in Texas.  The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

We account for our investments in the HVP and HHF joint ventures using the equity method.  See note 5 to the consolidated financial statements.

Capital Expenditures

We have a capital improvement program that includes office upgrades, adding climate control to selected cubes, construction of parking areas, and other facility upgrades.  For 2016, we anticipate spending approximately $5.0 million to $10.0 million associated with these capital expenditures. For 2016, we also anticipate spending approximately $15 million to $20 million on recurring capital expenditures and approximately $35 million to $40 million on the development of new facilities.

ITEM 3.  LEGAL PROCEEDINGS

We are involved in claims from time to time, which arise in the ordinary course of business.  In the opinion of management, we have made adequate provisions for potential liabilities, if any, arising from any such matters.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims, and changes in any such matters, could have a material adverse effect on our business, financial condition, and operating results.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2015:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

October 1 - October 31	—	$—	N/A	3,000,000
November 1 - November 30	—	$—	N/A	3,000,000
December 1 - December 31	127	$29.98	N/A	3,000,000
Total	127	$29.98	N/A	3,000,000

___________________________

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.
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

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2015, there were approximately 78 registered record holders of the Parent Company’s common shares and 11 holders (other than the Parent Company) of the Operating Partnership’s common units.  These figures do not include common shares held by brokers and other institutions on behalf of shareholders.  There is no established trading market for units of the Operating Partnership.  The following table shows the high and low closing prices per common share, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
			Declared per
	High	Low	Share
2014
First quarter	$17.98	$15.63	$0.13
Second quarter	$18.78	$17.60	$0.13
Third quarter	$19.10	$17.81	$0.13
Fourth quarter	$22.92	$18.01	$0.16

2015
First quarter	$25.43	$22.31	$0.16
Second quarter	$24.62	$22.74	$0.16
Third quarter	$27.21	$23.81	$0.16
Fourth quarter	$31.42	$26.99	$0.21

For each quarter in 2014 and 2015, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Parent Company’s dividends for 2015 consisted of a 94.501% ordinary income distribution and a 5.499% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s preferred shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain, or return of capital.  The characterization of our preferred dividends for 2015 consisted of a 94.501% ordinary income distribution and a 5.499% capital gain distribution from earnings and profits.

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

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2010 and ending December 31, 2015.

	Period Ending
Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
CubeSmart	100.00	114.96	163.03	183.42	261.45	372.37
S&P 500	100.00	102.11	118.45	156.82	178.28	180.75
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NAREIT All Equity REIT Index	100.00	108.28	129.62	133.32	170.68	175.51

On September 27, 2007, the Parent Company announced that the Board approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date and there were no other repurchases of the Parent Company’s common shares during the year ended December 31, 2015.

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial data as of and for the five-year period ended December 31, 2015 are derived from the Parent Company’s consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and the report thereon, are included herein.  The other data presented below is not derived from the financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
REVENUES
Rental income	$392,476	$330,898	$281,250	$236,160	$188,249
Other property related income	45,189	40,065	32,365	25,821	18,987
Property management fee income	6,856	6,000	4,780	4,341	3,768
Total revenues	444,521	376,963	318,395	266,322	211,004
OPERATING EXPENSES
Property operating expenses	153,172	132,701	118,222	103,488	87,570
Depreciation and amortization	151,789	126,813	112,313	109,830	61,972
General and administrative	28,371	28,422	29,563	26,131	24,693
Acquisition related costs	3,301	7,484	3,849	3,086	3,823
Total operating expenses	336,633	295,420	263,947	242,535	178,058
OPERATING INCOME	107,888	81,543	54,448	23,787	32,946
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(43,736)	(46,802)	(40,424)	(40,318)	(32,787)
Loan procurement amortization expense	(2,324)	(2,190)	(2,058)	(3,279)	(5,028)
Loan procurement amortization expense - early repayment of debt	—	—	(414)	—	(8,167)
Equity in losses of real estate ventures	(411)	(6,255)	(1,151)	(745)	(281)
Gain from remeasurement of investment in real estate venture	—	—	—	7,023	—
Gains from sale of real estate, net	17,567	475	—	—	—
Other	(228)	(405)	8	256	(83)
Total other expense	(29,132)	(55,177)	(44,039)	(37,063)	(46,346)
INCOME (LOSS) FROM CONTINUING OPERATIONS	78,756	26,366	10,409	(13,276)	(13,400)
DISCONTINUED OPERATIONS
Income from discontinued operations	—	336	4,145	7,093	11,944
Gain from disposition of discontinued operations	—	—	27,440	9,811	3,903
Total discontinued operations	—	336	31,585	16,904	15,847
NET INCOME	78,756	26,702	41,994	3,628	2,447
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(960)	(307)	(588)	107	(35)
Noncontrolling interest in subsidiaries	(84)	(16)	42	(1,918)	(2,810)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY	77,712	26,379	41,448	1,817	(398)
Distribution to preferred shareholders	(6,008)	(6,008)	(6,008)	(6,008)	(1,218)
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$71,704	$20,371	$35,440	$(4,191)	$(1,616)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.43	$0.13	$0.03	$(0.17)	$(0.16)
Basic earnings per share from discontinued operations attributable to common shareholders	$—	$0.01	$0.23	$0.14	$0.14
Basic earnings (loss) per share attributable to common shareholders	$0.43	$0.14	$0.26	$(0.03)	$(0.02)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.42	$0.13	$0.03	$(0.17)	$(0.16)
Diluted earnings per share from discontinued operations attributable to common shareholders	$—	$0.01	$0.23	$0.14	$0.14
Diluted earnings (loss) per share attributable to common shareholders	$0.42	$0.14	$0.26	$(0.03)	$(0.02)

Weighted-average basic shares outstanding (1)	168,640	149,107	135,191	124,548	102,976
Weighted-average diluted shares outstanding (1)	170,191	150,863	137,742	124,548	102,976

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$71,704	$20,040	$4,392	$(20,689)	$(16,734)
Total discontinued operations	—	331	31,048	16,498	15,118
Net income (loss)	$71,704	$20,371	$35,440	$(4,191)	$(1,616)

	At December 31,
	2015	2014	2013	2012	2011

Balance Sheet Data (in thousands):
Storage facilities, net	$2,872,983	$2,625,129	$2,155,170	$2,089,707	$1,788,720
Total assets	3,114,834	2,786,339	2,358,624	2,150,319	1,875,979
Unsecured senior notes	750,000	500,000	500,000	250,000	—
Revolving credit facility	—	78,000	38,600	45,000	—
Unsecured term loans	400,000	400,000	400,000	500,000	400,000
Mortgage loans and notes payable	112,212	195,851	200,218	228,759	358,441
Total liabilities	1,403,853	1,286,898	1,229,142	1,112,420	830,925
Operating Partnership interests of third parties	66,128	49,823	36,275	47,990	49,732
Total CubeSmart L.P. Capital	1,643,327	1,448,026	1,092,276	989,791	955,913
Noncontrolling interests in subsidiaries	1,526	1,592	931	118	39,409
Total liabilities and capital	3,114,834	2,786,339	2,358,624	2,150,319	1,875,979

Other Data:
Number of facilities	445	421	366	381	370
Total rentable square feet (in thousands)	30,361	28,622	24,662	25,485	24,420
Occupancy percentage	90.2%	89.1%	88.3%	84.4%	78.4%
Cash dividends declared per unit (2)	$0.69	$0.55	$0.46	$0.35	$0.29

(1)	OP units have been excluded from the earnings per share calculations as the related income or loss is presented in noncontrolling interests in the Operating Partnership.

(2)

We announced full quarterly dividends of $0.07 per common share on February 23, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.08 and $0.393 per common and preferred shares, respectively, on December 8, 2011; dividends of $0.08 and $0.484 per common and preferred shares, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012; dividends of $0.11 and $0.484 per common and preferred shares, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.13 and $0.484 per common and preferred shares, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred shares, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, August 4, 2015, and dividends of $0.21 and $0.484 per common and preferred shares, respectively, on December 10, 2015.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected historical financial data as of and for the five-year period ended December 31, 2015 are derived from the Operating Partnership’s consolidated financial statements, which have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2015 and 2014, and for each of the years in the three-year period ended December 31, 2015, and the report thereon, are included herein.  The other data presented below is not derived from the financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per unit data)
REVENUES
Rental income	$392,476	$330,898	$281,250	$236,160	$188,249
Other property related income	45,189	40,065	32,365	25,821	18,987
Property management fee income	6,856	6,000	4,780	4,341	3,768
Total revenues	444,521	376,963	318,395	266,322	211,004
OPERATING EXPENSES
Property operating expenses	153,172	132,701	118,222	103,488	87,570
Depreciation and amortization	151,789	126,813	112,313	109,830	61,972
General and administrative	28,371	28,422	29,563	26,131	24,693
Acquisition related costs	3,301	7,484	3,849	3,086	3,823
Total operating expenses	336,633	295,420	263,947	242,535	178,058
OPERATING INCOME	107,888	81,543	54,448	23,787	32,946
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(43,736)	(46,802)	(40,424)	(40,318)	(32,787)
Loan procurement amortization expense	(2,324)	(2,190)	(2,058)	(3,279)	(5,028)
Loan procurement amortization expense - early repayment of debt	—	—	(414)	—	(8,167)
Equity in losses of real estate ventures	(411)	(6,255)	(1,151)	(745)	(281)
Gain from remeasurement of investment in real estate venture	—	—	—	7,023	—
Gains from sale of real estate, net	17,567	475	—	—	—
Other	(228)	(405)	8	256	(83)
Total other expense	(29,132)	(55,177)	(44,039)	(37,063)	(46,346)
INCOME (LOSS) FROM CONTINUING OPERATIONS	78,756	26,366	10,409	(13,276)	(13,400)
DISCONTINUED OPERATIONS
Income from discontinued operations	—	336	4,145	7,093	11,944
Gain from disposition of discontinued operations	—	—	27,440	9,811	3,903
Total discontinued operations	—	336	31,585	16,904	15,847
NET INCOME	78,756	26,702	41,994	3,628	2,447
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(84)	(16)	42	(1,918)	(2,810)
NET INCOME (LOSS) ATTRIBUTABLE TO CUBESMART L.P.	78,672	26,686	42,036	1,710	(363)
Operating Partnership interests of third parties	(960)	(307)	(588)	107	(35)
NET INCOME (LOSS) ATTRIBUTABLE TO OPERATING PARTNER	77,712	26,379	41,448	1,817	(398)
Distribution to preferred unitholders	(6,008)	(6,008)	(6,008)	(6,008)	(1,218)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$71,704	$20,371	$35,440	$(4,191)	$(1,616)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.43	$0.13	$0.03	$(0.17)	$(0.16)
Basic earnings per unit from discontinued operations attributable to common unitholders	$—	$0.01	$0.23	$0.14	$0.14
Basic earnings (loss) per unit attributable to common unitholders	$0.43	$0.14	$0.26	$(0.03)	$(0.02)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.42	$0.13	$0.03	$(0.17)	$(0.16)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$0.01	$0.23	$0.14	$0.14
Diluted earnings (loss) per unit attributable to common unitholders	$0.42	$0.14	$0.26	$(0.03)	$(0.02)

Weighted-average basic units outstanding (1)	168,640	149,107	135,191	124,548	102,976
Weighted-average diluted units outstanding (1)	170,191	150,863	137,742	124,548	102,976

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income (loss) from continuing operations	$71,704	$20,040	$4,392	$(20,689)	$(16,734)
Total discontinued operations	—	331	31,048	16,498	15,118
Net income (loss)	$71,704	$20,371	$35,440	$(4,191)	$(1,616)

	At December 31,
	2015	2014	2013	2012	2011

Balance Sheet Data (in thousands):
Storage facilities, net	$2,872,983	$2,625,129	$2,155,170	$2,089,707	$1,788,720
Total assets	3,114,834	2,786,339	2,358,624	2,150,319	1,875,979
Unsecured senior notes	750,000	500,000	500,000	250,000	—
Revolving credit facility	—	78,000	38,600	45,000	—
Unsecured term loans	400,000	400,000	400,000	500,000	400,000
Mortgage loans and notes payable	112,212	195,851	200,218	228,759	358,441
Total liabilities	1,403,853	1,286,898	1,229,142	1,112,420	830,925
Operating Partnership interests of third parties	66,128	49,823	36,275	47,990	49,732
Total CubeSmart L.P. Capital	1,643,327	1,448,026	1,092,276	989,791	955,913
Noncontrolling interests in subsidiaries	1,526	1,592	931	118	39,409
Total liabilities and capital	3,114,834	2,786,339	2,358,624	2,150,319	1,875,979

Other Data:
Number of facilities	445	421	366	381	370
Total rentable square feet (in thousands)	30,361	28,622	24,662	25,485	24,420
Occupancy percentage	90.2%	89.1%	88.3%	84.4%	78.4%
Cash dividends declared per unit (2)	$0.69	$0.55	$0.46	$0.35	$0.29

(1)	OP units have been excluded from the earnings per unit calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)

We announced full quarterly dividends of $0.07 per common unit on February 23, 2011,  June 1, 2011, and August 3, 2011; dividends of $0.08 and $0.393 per common and preferred units, respectively, on December 8, 2011; dividends of $0.08 and $0.484 per common and preferred units, respectively, on February 21, 2012, May 30, 2012 and August 1, 2012; dividends of $0.11 and $0.484 per common and preferred units, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.13 and $0.484 per common and preferred units, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred units, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, August 4, 2015, and dividends of $0.21 and $0.484 per common and preferred units, respectively, on December 10, 2015.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.  Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws.  For a complete discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”.  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a discussion of such risk factors, see the section in this Report entitled “Risk Factors”.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management, and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2015 and December 31, 2014, we owned 445 and 421 self-storage facilities, respectively, totaling approximately 30.4 million and 28.6 million rentable square feet, respectively.  As of December 31, 2015, we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2015, we managed 227 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture, and 30 facilities containing an aggregate of approximately 1.8 million rentable square feet as part of a separate unconsolidated real estate venture) bringing the total number of facilities we owned and/or managed to 672.  As of December 31, 2015, we managed facilities for third parties in the District of Columbia and the following 23 states:  Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, South Carolina, Tennessee, Texas, and Virginia.

We derive revenues principally from rents received from customers who rent cubes at our self-storage facilities under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  Our approach to the management and operation of our facilities combines centralized marketing, revenue management, and other operational support with local operations teams that provide market-level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in Florida, New York, Texas, and California provided approximately 18%, 16%, 10%, and 8%, respectively, of total revenues for the year ended December 31, 2015.

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

When facilities are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  When a portfolio of facilities is acquired, the purchase price is allocated to the individual facilities based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age, and location of the individual facility along with current and projected occupancy and rental rate levels or appraised values, if available.  Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements, and estimates of depreciated replacement cost of equipment.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2015,  2014 and 2013.

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

Noncontrolling Interests

Noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  In accordance with authoritative guidance issued on noncontrolling interests in consolidated financial statements, such noncontrolling interests are reported on the consolidated balance sheets within equity/capital, separately from the Parent Company’s equity/capital.  The guidance also requires that noncontrolling interests are adjusted each period so that the carrying value equals the greater of its carrying value based on the accumulation of historical cost or its redemption value.  On the consolidated statements of operations, revenues, expenses, and net income or loss from less-than-wholly-owned subsidiaries are reported at the consolidated amounts, including both the amounts attributable to the Parent Company and noncontrolling interests.  Presentation of consolidated equity/capital activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period and ending balances for shareholders’ equity/capital, noncontrolling interests, and total equity/capital.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values, and third party appraisals.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information. The standard also requires additional disclosure about the impact on current-period income statement line items, of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded. This amendment is effective for the Company on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of December 31, 2015,  we owned 353 same-store facilities and 92 non-same-store facilities.  All of the non-same-store facilities were 2014 and 2015 acquisitions, dispositions, developed facilities, or facilities with a significant portion taken out of service.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2015,  2014 and 2013, we owned 445,  421 and 366 self-storage facilities and related assets, respectively.

The following table summarizes the change in number of owned self-storage facilities from January 1, 2013 through December 31, 2015:

	2015	2014	2013

Balance - January 1	421	366	381
Facilities acquired	7	10	1
Facilities developed	—	2	—
Facilities sold	—	—	(5)
Balance - March 31	428	378	377
Facilities acquired	4	9	9
Facilities developed	1	—	—
Balance - June 30	433	387	386
Facilities acquired	5	3	4
Facilities sold	—	—	(8)
Balance - September 30	438	390	382
Facilities acquired	13	31	6
Facilities developed	2	—	—
Facilities sold	(8)	—	(22)
Balance - December 31	445	421	366

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	2015	2014	2015	2014	(Decrease)	Change
REVENUES:
Rental income	$324,314	$301,833	$22,481	7.4%	$68,162	$29,065	$—	$—	$392,476	$330,898	$61,578	18.6%
Other property related income	34,990	33,089	1,901	5.7%	7,243	4,120	2,956	2,856	45,189	40,065	5,124	12.8%
Property management fee income	—	—	—	—	—	—	6,856	6,000	6,856	6,000	856	14.3%
Total revenues	359,304	334,922	24,382	7.3%	75,405	33,185	9,812	8,856	444,521	376,963	67,558	17.9%

OPERATING EXPENSES:
Property operating expenses	108,399	105,945	2,454	2.3%	27,020	11,440	17,753	15,316	153,172	132,701	20,471	15.4%
NET OPERATING INCOME (LOSS):	250,905	228,977	21,928	9.6%	48,385	21,745	(7,941)	(6,460)	291,349	244,262	47,087	19.3%

Property count	353	353			92	60			445	413
Total square footage	23,808	23,808			6,553	4,313			30,361	28,121
Period End Occupancy (1)	91.7%	90.1%			84.9%	84.1%			90.2%	89.1%
Period Average Occupancy (2)	92.3%	90.8%
Realized annual rent per occupied sq. ft. (3)	$14.76	$13.96

Depreciation and amortization									151,789	126,813	24,976	19.7%
General and administrative									28,371	28,422	(51)	(0.2)%
Acquisition related costs									3,301	7,484	(4,183)	(55.9)%
Subtotal									183,461	162,719	20,742	12.7%
OPERATING INCOME									107,888	81,543	26,345	32.3%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(43,736)	(46,802)	3,066	6.6%
Loan procurement amortization expense									(2,324)	(2,190)	(134)	(6.1)%
Equity in losses of real estate ventures									(411)	(6,255)	5,844	93.4%
Gains from sale of real estate, net									17,567	475	17,092	(100.0)%
Other									(228)	(405)	177	43.7%
Total other expense									(29,132)	(55,177)	26,045	47.2%

INCOME FROM CONTINUING OPERATIONS									78,756	26,366	52,390	198.7%

DISCONTINUED OPERATIONS
Income from discontinued operations									—	336	(336)	(100.0)%
Total discontinued operations									—	336	(336)	(100.0)%
NET INCOME									78,756	26,702	52,054	194.9%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(960)	(307)	(653)	(212.7)%
Noncontrolling interests in subsidiaries									(84)	(16)	(68)	(425.0)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$77,712	$26,379	$51,333	194.6%
Distribution to preferred shareholders									(6,008)	(6,008)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$71,704	$20,371	$51,333	252.0%

(1)	Represents occupancy as of December 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $330.9 million in 2014 to $392.5 million in 2015, an increase of $61.6 million, or 18.6%. This increase is primarily attributable to $40.3 million of additional income from the facilities acquired in 2014 and 2015, slightly offset by a decrease of $1.2 million of additional income relating to the disposal of nine facilities in 2015.  Also, increases in net rental rates for new and existing customers, lower levels of promotional discounts, and an increase in average occupancy of 150 basis points on the same-store portfolio provided a $22.5 million increase in rental income during 2015 as compared to 2014.

Other property related income consists of late fees, administrative charges, customer insurance commissions, sales of storage supplies and other ancillary revenues.  Other property related income increased from $40.1 million in 2014 to $45.2 million in 2015, an increase of $5.1 million, or 12.8%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $3.2 million on the facilities acquired in 2014 and 2015 and a $1.9 million increase in same-store property related income mainly attributable to increased insurance penetration and higher average occupancy.

Property management fee income increased to $6.9 million in 2015 from $6.0 million during 2014, an increase of $0.9 million, or 14.3%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (227 facilities as of December 31, 2015 compared to 174 facilities as of December 31, 2014).

Operating Expenses

Property operating expenses increased from $132.7 million in 2014 to $153.2 million in 2015, an increase of $20.5 million, or 15.4%.  This increase is primarily attributable to $15.6 million of increased expenses associated with newly acquired facilities in 2015 and 2014.  Additionally, property operating expenses on the same-store portfolio increased $2.5 million due to an increase of $1.2 million in property taxes and $1.0 million in payroll.

Depreciation and amortization increased from $126.8 million in 2014 to $151.8 million in 2015, an increase of $25.0 million, or 19.7%.  This increase is primarily attributable to depreciation and amortization expense related to the 2014 and 2015 acquisitions.

Acquisition related costs decreased from $7.5 million during 2014 to $3.3 million during 2015, a decrease of $4.2 million, or 55.9%. This decrease is primarily attributable to the acquisition of 29 self-storage facilities in 2015 compared to 53 acquisitions during 2014.  Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (expense) income

Interest expense on loans decreased from $46.8 million during the year ended December 31, 2014 to $43.7 million during the year ended December 31, 2015, a decrease of $3.1 million, or 6.6%.  This decrease is attributable to lower rates on the credit facility and term loan facility compared to 2014 as a result of our improved credit ratings and credit facility amendment.  The weighted average effective interest rate of our outstanding debt decreased from 4.02% for the year ended December 31, 2014 to 3.61% for the year ended December 31, 2015 due to the previously discussed changes in the term loan facility and credit facility pricing and the repayment of $84.9 million in secured loans with a weighted average effective interest rate of 4.75%, while the average debt balances for the years ended December 31, 2015 and 2014 were constant at $1.2 billion.

Equity in losses of real estate ventures decreased from $6.3 million during the year ended December 31, 2014 to $0.4 million during the year ended December 31, 2015, a decrease of $5.9 million, or 93.4%.  This expense is related to our share of the losses attributable to HHF, a partnership in which we own a 50% interest, and HVP, a new partnership in which we entered into in December 2015 and in which we own a 10% interest.  The decrease is primarily attributable to HHF’s increased net operating income levels in 2015 as compared to 2014 as well as a decrease in amortization expense related to intangible assets from 2014 to 2015.

Gains from sale of real estate, net were $17.6 million and $0.5 million for the years ended December 31, 2015 and 2014, respectively. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Discontinued Operations

Income from discontinued operations was $0.3 million for the year ended December 31, 2014 with no comparable amount for the year ended December 31, 2015.  The income during the 2014 period represents real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities that we sold in prior years.

Comparison of the Year Ended December 31, 2014 to the Year Ended December 31, 2013 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2014	2013	(Decrease)	Change	2014	2013	2014	2013	2014	2013	(Decrease)	Change
REVENUES:
Rental income	$291,767	$273,105	$18,662	6.8%	$39,131	$8,145	$—	$—	$330,898	$281,250	$49,648	17.7%
Other property related income	32,111	28,977	3,134	10.8%	5,098	796	2,856	2,592	40,065	32,365	7,700	23.8%
Property management fee income	—	—	—	—%	—	—	6,000	4,780	6,000	4,780	1,220	25.5%
Total revenues	323,878	302,082	21,796	7.2%	44,229	8,941	8,856	7,372	376,963	318,395	58,568	18.4%

OPERATING EXPENSES:
Property operating expenses	102,142	99,681	2,461	2.5%	15,243	4,237	15,316	14,304	132,701	118,222	14,479	12.2%
NET OPERATING INCOME (LOSS):	221,736	202,401	19,335	9.6%	28,986	4,704	(6,460)	(6,932)	244,262	200,173	44,089	22.0%

Property count	346	346			75	20			421	366
Total square footage	23,175	23,175			5,447	1,475			28,622	24,650
Period End Occupancy (1)	90.0%	88.8%			85.1%	80.7%			89.1%	88.3%
Period Average Occupancy (2)	90.8%	88.2%
Realized annual rent per occupied sq. ft. (3)	$13.86	$13.35

Depreciation and amortization									126,813	112,313	14,500	12.9%
General and administrative									28,422	29,563	(1,141)	(3.9)%
Acquisition related costs									7,484	3,849	3,635	94.4%
Subtotal									162,719	145,725	16,994	11.7%
OPERATING INCOME									81,543	54,448	27,095	49.8%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(46,802)	(40,424)	(6,378)	(15.8)%
Loan procurement amortization expense									(2,190)	(2,058)	(132)	(6.4)%
Loan procurement amortization expense - early repayment of debt									—	(414)	414	(100.0)%
Equity in losses of real estate ventures									(6,255)	(1,151)	(5,104)	(443.4)%
Gains from sale of real estate, net									475	—	475	(100.0)%
Other									(405)	8	(413)	5,162.5%
Total other expense									(55,177)	(44,039)	(11,138)	(25.3)%

INCOME FROM CONTINUING OPERATIONS									26,366	10,409	15,957	153.3%

DISCONTINUED OPERATIONS
Income from discontinued operations									336	4,145	(3,809)	(91.9)%
Gain from disposition of discontinued operations									—	27,440	(27,440)	(100.0)%
Total discontinued operations									336	31,585	(31,249)	(98.9)%
NET INCOME									26,702	41,994	(15,292)	(36.4)%
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(307)	(588)	281	47.8%
Noncontrolling interests in subsidiaries									(16)	42	(58)	138.1%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$26,379	$41,448	$(15,069)	(36.4)%
Distribution to preferred shareholders									(6,008)	(6,008)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$20,371	$35,440	$(15,069)	(42.5)%

(1)	Represents occupancy as of December 31 of each respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $281.3 million in 2013 to $330.9 million in 2014, an increase of $49.6 million, or 17.7%. This increase is primarily attributable to $31.0 million of additional income from the facilities acquired in 2013 and 2014. Also, increases in net rental rates for new and existing customers, lower levels of promotional discounts, and an increase in average occupancy of 260 basis points on the same-store portfolio provided an $18.7 million increase in rental income during 2014 as compared to 2013.

Other property related income consists of late fees, administrative charges, customer insurance commissions, sales of storage supplies, and other ancillary revenues.  Other property related income increased from $32.4 million in 2013 to $40.1 million in 2014, an increase of $7.7 million, or 23.8%.  This increase is primarily attributable to increased fee revenue and insurance commissions of $4.3 million on the facilities acquired in 2013 and 2014 and a $3.1 million increase in same-store property related income mainly attributable to increased insurance penetration and higher average occupancy.

Property management fee income increased to $6.0 million in 2014 from $4.8 million during 2013, an increase of $1.2 million, or 25.5%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (174 facilities as of December 31, 2014, compared to 160 facilities as of December 31, 2013).

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

Acquisition related costs increased from $3.8 million during 2013 to $7.5 million during 2014, an increase of $3.6 million, or 94.4%. This increase is primarily attributable to the acquisition of 53 self-storage facilities in 2014 compared to 20 acquisitions during 2013. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (expense) income

Interest expense increased from $40.4 million during the year ended December 31, 2013 to $46.8 million during the year ended December 31, 2014, an increase of $6.4 million, or 15.8%.  The increase is attributable to a higher weighted average interest rate and a higher amount of outstanding debt in 2014. The weighted average effective interest rate of our outstanding debt increased from 3.93% for the year ended December 31, 2013 to 4.02% for the year ended December 31, 2014 as a result of the issuance of $250 million in aggregate principal amount of 4.375% unsecured senior notes during the fourth quarter of 2013.  The average outstanding debt balance increased $136.0 million to $1.2 billion for the year ended December 31, 2014 as the result of the debt incurred to fund a portion of the increase in acquisition activity from the prior year.

Equity in losses of real estate venture increased from $1.2 million during the year ended December 31, 2013 to $6.3 million during the year ended December 31, 2014, an increase of $5.1 million.  This expense is related to our share of the losses attributable to HHF.  The increase is driven by results of operations for a full year during 2014 compared to one month in 2013.

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

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as NOI, as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): gains from sale of real estate, net, income from discontinued operations, gains from disposition of discontinued operations, other income, gains from remeasurement of investments in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO

Funds from operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.  The April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts, as amended, defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2015 and 2014 (in thousands):

	For the Year Ended December 31,
	2015	2014

Net income attributable to the Company’s common shareholders	$71,704	$20,371

Add (deduct):
Real estate depreciation and amortization:
Real property	150,030	125,136
Company’s share of unconsolidated real estate ventures	7,323	12,543
Gains from sale of real estate, net	(17,567)	(475)
Noncontrolling interests in the Operating Partnership	960	307
FFO attributable to common shareholders and OP unitholders	$212,450	$157,882

Add:
Acquisition related costs (1)	3,508	7,484
FFO attributable to common shareholders and OP unitholders, as adjusted	$215,958	$165,366
Weighted-average diluted shares and units outstanding	172,430	153,125

(1)	Acquisition related costs for the year ended December 31, 2015 include $0.2 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

Cash Flows

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2015	2014	Change
	(in thousands)

Operating activities	$215,705	$166,032	$49,673
Investing activities	$(374,608)	$(522,699)	$148,091
Financing activities	$218,871	$356,392	$(137,521)

Cash provided by operating activities for the years ended December 31, 2015 and 2014 was $215.7 million and $166.0 million, respectively, an increase of $49.7 million.  Our increased cash flow from operating activities is primarily attributable to our 2014 and 2015 acquisitions and increased net operating income levels on the same-store portfolio in the 2015 period as compared to the 2014 period.

Cash used in investing activities was $374.6 million in 2015 and $522.7 million in 2014, a decrease of $148.1 million driven by a decrease in cash used for acquisitions of self-storage facilities.  Cash used in 2015 relates to the acquisition of 29 facilities for an aggregate purchase price of $292.4 million, net of $2.7 million of assumed debt, while cash used in investing activities in 2014 relates to the acquisition of 53 facilities for an aggregate purchase price of $568.2 million, net of $27.5 million of assumed debt.  This decrease in cash used for acquisitions is offset by an increase of $57.7 million in cash used for development activities. Additionally, cash distributed from real estate ventures was $6.5 million in 2015 compared to $56.9 million in 2014.

Cash provided by financing activities was $218.9 million in 2015 and $356.4 million in 2014, a decrease of $137.5 million.  Proceeds from the issuance of common shares decreased $181.9 million from $416.0 million in 2014 to $234.1 million in 2015, and net proceeds from the Revolver decreased $117.4 million from net proceeds of $39.4 million in 2014 to net repayments of $78.0 million in 2015.  Additionally, principal payments on our mortgage loans totaled $84.9 million in 2015 compared to $30.1 million in 2014. These decreases in cash provided by financing activities were offset by $249.3 million in net proceeds received from our issuance of unsecured senior notes in 2015, with no similar transaction in 2014.

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

Cash provided by financing activities was $356.4 million in 2014 and $138.7 million in 2013, an increase of $217.7 million.  Proceeds from the issuance of common shares were $416.0 million in 2014, compared to $100.3 million in 2013 and net proceeds from the Revolver were $39.4 million in 2014 compared to net payments of $6.4 million in 2013.  In 2013, we received proceeds of $247.5 million from our issuance of unsecured senior notes, with no similar transaction in 2014.  Cash provided by financing activities was offset by principal payments on the unsecured term loans and mortgages that totaled $30.1 million in 2014 compared to $136.5 million in 2013, with the 2013 payments including a $100.0 million repayment of a term loan scheduled to mature in 2014, and an increase in distributions during 2014 of $16.8 million.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures, and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  In the 2016 fiscal year, we expect recurring capital expenditures to be approximately $15 million to $20 million, planned capital improvements and facility upgrades to be approximately $5 million to $10 million and costs associated with the development of new facilities to be approximately $35 million to $40 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $36.9 million in 2016.

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

Our liquidity needs beyond 2016 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating facilities; (iii) acquisitions of additional facilities; and (iv) development of new facilities. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Credit Facility, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through facility dispositions and joint venture transactions.

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

As of December 31, 2015, we had approximately $62.9 million in available cash and cash equivalents.  In addition, we had approximately $500.0 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On October 26, 2015, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.000% unsecured senior notes due November 15, 2025 (the “2025 Senior Notes”). On December 17, 2013, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”).  On June 26, 2012, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.800% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”).  The 2025 Senior Notes, the 2023 Senior Notes, and the 2022 Senior Notes are collectively referred to as the “Senior Notes.”

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2015, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”) which consisted of a $100.0 million term loan with a five-year maturity (“Term Loan A”) and a $100.0 million term loan with a seven-year maturity (“Term Loan B”). On December 9, 2011, we entered into a credit facility (the “Credit Facility”) comprised of a $100.0 million unsecured term loan maturing in December 2014 (“Term Loan C”); a $200.0 million unsecured term loan maturing in March 2017 (“Term Loan D”); and a $300.0 million unsecured revolving facility maturing in December 2015 (“Revolver”).

On June 18, 2013, we amended both the Term Loan Facility and Credit Facility. With respect to the Term Loan Facility, among other things, the amendment extended the maturity date to June 2018 and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment. With respect to the Credit Facility, among other things, the amendment extended the maturity date to January 2019 and decreased the pricing of Term Loan D. On August 5, 2014, we further amended the Term Loan Facility to extend the maturity date to January 2020 and decrease the pricing of Term Loan B. On December 17, 2013, we repaid the $100.0 million balance under Term Loan C that was scheduled to mature in December 2014.

Pricing on the Term Loan Facility depends on our unsecured debt credit ratings.  At our current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR.

On April 22, 2015, we further amended the Credit Facility with respect to the Revolver. Among other things, the amendment increased the aggregate amount of the Revolver from $300.0 million to $500.0 million, decreased the facility fee from 0.20% to 0.15% and extended the maturity date from June 18, 2017 to April 22, 2020.

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

As of December 31, 2015, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility and $500.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand. In connection with a portion of the unsecured borrowings, we had interest rate swaps as of December 31, 2015 that fix 30-day LIBOR (see note 10). As of December 31, 2015, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.00%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn as of December 31, 2015 and no further borrowings may be made under the term loans. Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2015, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

Issuance of Common Shares

Pursuant to a previous sales agreement, we had an “at-the-market” equity program that enabled us to sell common shares through a sales agent. On May 7, 2013, we terminated the previous sales agreement with our previous sales agent and entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with a group of sales agents (collectively, the “Sales Agents”).   The Equity Distribution Agreements replaced the previous sale agreement and were amended on May 5, 2014, October 2, 2014, and December 30, 2015 to increase the number of common shares authorized for sale through “at-the-market” equity offerings.  Pursuant to the Equity Distribution Agreements, as amended, we may sell, from time to time, up to 40.0 million common shares of beneficial interest through the Sales Agents.

During 2015, we sold a total of 9.0 million common shares under the agreements at an average sales price of $26.35 per share, resulting in net proceeds of $234.2 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2015 were used to fund acquisitions of self-storage facilities and for general corporate purposes.  As of December 31, 2015,  10.2 million common shares remained available for issuance under the Equity Distribution Agreements.

During 2014, we sold a total of 15.2 million common shares under the agreements at an average sales price of $18.22 per share, resulting in net proceeds of $273.0 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2014 were used to fund acquisitions of self-storage facilities and for general corporate purposes.

On October 20, 2014, the Parent Company completed a public offering of 7,475,000 common shares at a public offering price of $19.33, inclusive of the full exercise by the underwriters of their option to purchase 975,000 shares to cover over-allotments. We received approximately $143.0 million in net proceeds from the offering after deducting the underwriting discount and other offering expenses.  The proceeds combined with the proceeds raised from the program were used for general corporate purposes including funding a portion of our investment activity.

Recent Developments

Subsequent to December 31, 2015, the Company acquired five self-storage facilities in New York (1), Texas (3), and Washington, D.C. (1) for an aggregate purchase price of $105.9 million. The facility in New York was acquired upon completion of construction and issuance of a certificate of occupancy.

Subsequent to December 31, 2015, HVP acquired one self-storage facility in Michigan for a purchase price of approximately $5.7 million.

Other Material Changes in Financial Position

	December 31,
	2015	2014	Change
		(in thousands)
Selected Assets
Storage facilities, net	$2,872,983	$2,625,129	$247,854
Restricted cash	$24,600	$3,305	$21,295

Selected Liabilities
Unsecured senior notes	$750,000	$500,000	$250,000
Mortgage loans and notes payable	$112,212	$195,851	$(83,639)

Storage facilities, net of accumulated depreciation, increased $247.9 million primarily as a result of the acquisition of 29 self-storage facilities, fixed asset additions, and development costs incurred during the year.  Restricted cash increased $21.3 million primarily as a result of a portion of the net proceeds from the sale of the El Paso, TX assets remaining in escrow as of December 31, 2015 to fund future acquisitions under a tax free like kind exchange.

The increase in Unsecured senior notes of $250.0 million is a result of the issuance of our 4.00% senior notes due November 15, 2025 during the year. The $83.6 million decrease in Mortgage loans and notes payable is primarily the result of the repayment of four mortgage loans aggregating $82.6 million during 2015.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2015 (in thousands):

	Payments Due by Period
							2021 and
	Total	2016	2017	2018	2019	2020	thereafter
Mortgage loans and notes payable (a)	$109,993	$36,880	$1,830	$1,934	$10,902	$12,009	$46,438
Revolving credit facility and unsecured term loans	400,000	—	—	100,000	200,000	100,000	—
Unsecured senior notes	750,000	—	—	—	—	—	750,000
Interest payments	325,087	55,262	51,675	44,459	36,472	36,000	101,219
Ground leases	97,928	1,724	1,724	1,637	1,632	1,682	89,529
Software and service contracts	5,015	3,220	1,210	585	—	—	—
Development commitments	47,551	36,917	10,634	—	—	—	—
	$1,735,574	$134,003	$67,073	$148,615	$249,006	$149,691	$987,186

(a)	Amounts do not include unamortized discounts/premiums.

We expect to satisfy contractual obligations owed in 2016 through a combination of cash generated from operations and from draws on the revolving portion of our Credit Facility.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings, or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities not previously discussed.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our future income, cash flows, and fair values relevant to financial instruments depend upon prevailing market interest rates.

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

As of December 31, 2015 our consolidated debt consisted of $1.3 billion of outstanding mortgages, unsecured senior notes, and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Borrowings under our revolving credit facility are subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would decrease by approximately $65.5 million.  If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would increase by approximately $73.7 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2016 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2016 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2015.

Number of securities remaining
	Number of securities to		Weighted-average		available for future issuance under
	be issued upon exercise		exercise price of		equity compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan Category	warrants and rights		warrants and rights		reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	2,421,944	(1)	$13.07	(2)	1,502,143
Equity compensation plans not approved by shareholders	—
Total	2,421,944		$13.07		1,502,143

(1)	Excludes 484,703 shares subject to outstanding restricted share unit awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

3. Exhibits.

The list of exhibits filed with this Report is set forth in response to Item 15(b). The required exhibit index has been filed with the exhibits.

(b) Exhibits.  The following documents are filed as exhibits to this report:

3.1*	Articles of Amendment to the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on May 28, 2015.

3.2*	Articles of Restatement of the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on May 28, 2015.

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

4.10*

Third Supplemental Indenture, dated October 26, 2015, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

4.11*

Form of $250 million aggregate principal amount of 4.000% senior note due November 15, 2025, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

10.1*

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

10.7*

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

10.9*†

Amended and Restated Executive Employment Agreement, dated June 29, 2010, by and between U-Store-It Trust and Timothy M. Martin, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2010.

10.10*†

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

10.11*†

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

10.13*†

Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.14*†

Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.15*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.16*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.17*†

Form of Performance-Vested Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007

10.18*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.19*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.20*†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.21*†

U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.22*†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.23*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.24*†	Amended and Restated U-Store It Trust 2007 Equity Incentive Plan, effective June 2, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 4, 2010.

10.25*†

Amended and Restated Employment Letter Agreement, dated April 4, 2011, by and between U-Store-It Trust and Jeffrey P. Foster, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 6, 2011.

10.26*

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2011.

10.27*

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

10.28*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.29*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.30*†

Form of 2012 Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2012.

10.31*

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012.

10.32*†

Form of Restricted Share Unit Award Agreement (2-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.33*†

Form of Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.34*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.35*

Form of Equity Distribution Agreement, dated May 7, 2013, by and among CubeSmart, CubeSmart, L.P. and each of Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 7, 2013.

10.36*

Second Amendment to Credit Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.37*

Second Amendment to Term Loan Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.38*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013.

10.39*†

Executive Employment Agreement, entered into as of January 24, 2014 and effective as of January 1, 2014, by and between CubeSmart and Christopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2014.

10.40*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.57 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.41*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.42*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.43*†

Form of Performance Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.44*†

Form of Performance Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.45*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.62 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.46*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.47*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.48*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.49*

Form of Amendment No. 1 to Equity Distribution Agreement, dated May 5, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 5, 2014.

10.50*

Form of Amendment No. 2 to Equity Distribution Agreement, dated October 2, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on October 2, 2014.

10.51*

Agreement for Purchase and Sale, dated August 25, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II (the “HSRE Purchase Agreement”), incorporated by reference to Exhibit 10.1. to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.52*

Amendment no. 1 to the HSRE Purchase Agreement, dated October 2, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.53*

Amendment no. 2 to the HSRE Purchase Agreement, dated October 7, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.54*

Amendment no. 3 to the HSRE Purchase Agreement, dated October 9, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.55*

Amendment no. 4 to the HSRE Purchase Agreement, dated October 13, 2014, by and among CubeSmart, L.P. and certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on November 5, 2014.

10.56*

Third Amendment to Credit Agreement, dated as of April 22, 2015, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 27, 2015.

10.57*

Fourth Amendment to Term Loan Agreement, dated as of April 22, 2015, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 27, 2015.

10.58*

Equity Distribution Agreement, dated December 30, 2015, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2015.

10.59*

Form of Amendment No. 3 to Equity Distribution Agreement, dated December 30, 2015, by and among CubeSmart, CubeSmart, L.P. and each of the Initial Sales Agents (as defined therein), incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on December 30, 2015.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 19, 2016
William M. Diefenderfer III

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 19, 2016
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 19, 2016
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 19, 2016
Piero Bussani

/s/ John W. Fain	Trustee	February 19, 2016
John W. Fain

/s/ Marianne M. Keler	Trustee	February 19, 2016
Marianne M. Keler

/s/ John F. Remondi	Trustee	February 19, 2016
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 19, 2016
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 19, 2016
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2015, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 19, 2016

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2015, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016, expressed an unqualified opinion on the effectiveness of CubeSmart’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart, L.P.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart, L.P. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 19, 2016, expressed an unqualified opinion on the effectiveness of CubeSmart, L.P.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited CubeSmart’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CubeSmart maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 19, 2016

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited CubeSmart, L.P’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart, L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CubeSmart, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart, L.P. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 19, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 19, 2016

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2015	2014

ASSETS
Storage facilities	$3,467,032	$3,117,198
Less: Accumulated depreciation	(594,049)	(492,069)
Storage facilities, net (including VIE assets of $136,274 and $49,829, respectively)	2,872,983	2,625,129
Cash and cash equivalents	62,869	2,901
Restricted cash	24,600	3,305
Loan procurement costs, net of amortization	13,470	10,653
Investment in real estate ventures, at equity	97,281	95,709
Other assets, net	43,631	48,642
Total assets	$3,114,834	$2,786,339

LIABILITIES AND EQUITY
Unsecured senior notes	$750,000	$500,000
Revolving credit facility	—	78,000
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	112,212	195,851
Accounts payable, accrued expenses and other liabilities	85,034	69,198
Distributions payable	38,685	28,137
Deferred revenue	17,519	15,311
Security deposits	403	401
Total liabilities	1,403,853	1,286,898

Noncontrolling interests in the Operating Partnership	66,128	49,823

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	31	31
Common shares $.01 par value, 400,000,000 shares authorized, 174,667,870 and 163,956,675 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,747	1,639
Additional paid-in capital	2,231,181	1,974,308
Accumulated other comprehensive loss	(4,978)	(8,759)
Accumulated deficit	(584,654)	(519,193)
Total CubeSmart shareholders’ equity	1,643,327	1,448,026
Noncontrolling interests in subsidiaries	1,526	1,592
Total equity	1,644,853	1,449,618
Total liabilities and equity	$3,114,834	$2,786,339

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2015	2014	2013

REVENUES
Rental income	$392,476	$330,898	$281,250
Other property related income	45,189	40,065	32,365
Property management fee income	6,856	6,000	4,780
Total revenues	444,521	376,963	318,395
OPERATING EXPENSES
Property operating expenses	153,172	132,701	118,222
Depreciation and amortization	151,789	126,813	112,313
General and administrative	28,371	28,422	29,563
Acquisition related costs	3,301	7,484	3,849
Total operating expenses	336,633	295,420	263,947
OPERATING INCOME	107,888	81,543	54,448
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(43,736)	(46,802)	(40,424)
Loan procurement amortization expense	(2,324)	(2,190)	(2,058)
Loan procurement amortization expense - early repayment of debt	—	—	(414)
Equity in losses of real estate ventures	(411)	(6,255)	(1,151)
Gains from sale of real estate, net	17,567	475	—
Other	(228)	(405)	8
Total other expense	(29,132)	(55,177)	(44,039)

INCOME FROM CONTINUING OPERATIONS	78,756	26,366	10,409

DISCONTINUED OPERATIONS
Income from discontinued operations	—	336	4,145
Gain from disposition of discontinued operations	—	—	27,440
Total discontinued operations	—	336	31,585
NET INCOME	78,756	26,702	41,994
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(960)	(307)	(588)
Noncontrolling interest in subsidiaries	(84)	(16)	42
NET INCOME ATTRIBUTABLE TO THE COMPANY	77,712	26,379	41,448
Distribution to preferred shareholders	(6,008)	(6,008)	(6,008)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$71,704	$20,371	$35,440

Basic earnings per share from continuing operations attributable to common shareholders	$0.43	$0.13	$0.03
Basic earnings per share from discontinued operations attributable to common shareholders	$—	$0.01	$0.23
Basic earnings per share attributable to common shareholders	$0.43	$0.14	$0.26

Diluted earnings per share from continuing operations attributable to common shareholders	$0.42	$0.13	$0.03
Diluted earnings per share from discontinued operations attributable to common shareholders	$—	$0.01	$0.23
Diluted earnings per share attributable to common shareholders	$0.42	$0.14	$0.26

Weighted-average basic shares outstanding	168,640	149,107	135,191
Weighted-average diluted shares outstanding	170,191	150,863	137,742

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income from continuing operations	$71,704	$20,040	$4,392
Total discontinued operations	—	331	31,048
Net income	$71,704	$20,371	$35,440

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2015	2014	2013

NET INCOME	$78,756	$26,702	$41,994
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(3,409)	(3,944)	2,636
Reclassification of realized losses on interest rate swaps	6,263	6,408	6,266
Unrealized (loss) gain on foreign currency translation	(249)	(175)	56
Reclassification of realized loss on foreign currency translation	1,199	—	—
OTHER COMPREHENSIVE INCOME	3,804	2,289	8,958
COMPREHENSIVE INCOME	82,560	28,991	50,952
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(992)	(338)	(740)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(75)	(19)	18
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$81,493	$28,634	$50,230

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

											Noncontrolling
											Interests
	Common		Preferred		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2012	131,795	$1,318	3,100	$31	$1,418,463	$(19,796)	$(410,225)	$989,791	$118	$989,909	$47,990
Contributions from noncontrolling interest in subsidiaries									831	831
Issuance of common shares, net	5,700	57			100,230			100,287		100,287
Issuance of restricted shares	301	3						3		3
Conversion from units to shares	1,018	10			14,688			14,698		14,698	(14,698)
Exercise of stock options	514	5			3,705			3,710		3,710
Amortization of restricted shares					4,747			4,747		4,747
Share compensation expense					870			870		870
Adjustment for noncontrolling interests in the Operating Partnership							(3,292)	(3,292)		(3,292)	3,292
Net income (loss)							41,448	41,448	(42)	41,406	588
Other comprehensive income (loss), net:						8,782		8,782	24	8,806	152
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(62,760)	(62,760)		(62,760)	(1,049)
Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interest in subsidiaries									642	642
Issuance of common shares, net	22,704	227			415,774			416,001		416,001
Issuance of restricted shares	482	5						5		5
Conversion from units to shares	18	—			308			308		308	(308)
Exercise of stock options	1,425	14			13,788			13,802		13,802
Amortization of restricted shares					182			182		182
Share compensation expense					1,553			1,553		1,553
Adjustment for noncontrolling interests in the Operating Partnership							(14,761)	(14,761)		(14,761)	14,761
Net income							26,379	26,379	16	26,395	307
Other comprehensive income (loss), net:						2,255		2,255	3	2,258	31
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(83,966)	(83,966)		(83,966)	(1,243)
Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interest in subsidiaries									178	178
Distributions to noncontrolling interests in subsidiaries									(319)	(319)
Issuance of common shares, net	8,978	91			233,970			234,061		234,061
Issuance of restricted shares	161	1						1		1
Issuance of OP Shares											500
Conversion from units to shares	118	2			3,273			3,275		3,275	(3,275)
Exercise of stock options	1,454	14			17,475			17,489		17,489
Amortization of restricted shares					1,166			1,166		1,166
Share compensation expense					989			989		989
Adjustment for noncontrolling interests in the Operating Partnership							(19,619)	(19,619)		(19,619)	19,619
Net income							77,712	77,712	84	77,796	960
Other comprehensive income (loss), net:						3,781		3,781	(9)	3,772	32
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(117,546)	(117,546)		(117,546)	(1,531)
Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Operating Activities
Net income	$78,756	$26,702	$41,994
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	154,113	129,003	117,074
Loan procurement amortization expense - early repayment of debt	—	—	414
Equity in losses of real estate ventures	411	6,255	1,151
Gains from sale of real estate, net	(17,567)	(475)	(27,440)
Equity compensation expense	2,155	1,735	5,617
Accretion of fair market value adjustment of debt	(1,429)	(1,685)	(1,018)
Changes in other operating accounts:
Restricted cash	743	411	567
Other assets	(2,519)	808	(1,156)
Accounts payable and accrued expenses	(438)	2,699	4,564
Other liabilities	1,480	579	1,095
Net cash provided by operating activities	$215,705	$166,032	$142,862
Investing Activities
Acquisitions of storage facilities	(275,726)	(547,515)	(181,612)
Additions and improvements to storage facilities	(24,695)	(19,967)	(20,320)
Development costs	(81,315)	(23,566)	(53,979)
Investment in real estate ventures, at equity	(8,370)	—	(157,461)
Cash contributed to real estate ventures	(63)	(2,550)	—
Cash distributed from real estate ventures	6,451	56,896	—
Proceeds from sale of real estate, net	9,041	13,475	123,780
Fundings of notes receivable	(4,100)	—	—
Proceeds from notes receivable	4,100	—	5,192
Change in restricted cash	69	528	1,476
Net cash used in investing activities	$(374,608)	$(522,699)	$(282,924)
Financing Activities
Proceeds from:
Unsecured senior notes	249,338	—	247,488
Revolving credit facility	731,320	712,500	636,200
Principal payments on:
Revolving credit facility	(809,320)	(673,100)	(642,600)
Unsecured term loans	—	—	(100,000)
Mortgage loans and notes payable	(84,905)	(30,149)	(36,496)
Loan procurement costs	(4,433)	(274)	(4,400)
Proceeds from issuance of common shares, net	234,062	416,006	100,290
Exercise of stock options	17,489	13,802	3,710
Contributions from noncontrolling interests in subsidiaries	178	642	831
Distributions to noncontrolling interests in subsidiaries	(319)	—	—
Distributions paid to common shareholders	(107,093)	(75,849)	(59,159)
Distributions paid to preferred shareholders	(6,008)	(6,008)	(6,008)
Distributions paid to noncontrolling interests in Operating Partnership	(1,438)	(1,178)	(1,113)
Net cash provided by financing activities	$218,871	$356,392	$138,743
Change in cash and cash equivalents	59,968	(275)	(1,319)
Cash and cash equivalents at beginning of year	2,901	3,176	4,495
Cash and cash equivalents at end of year	$62,869	$2,901	$3,176
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$46,216	$50,024	$43,130
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(14,353)	$—	$—
Restricted cash - disposition of real estate	$36,372	$—	$—
Accretion of liability	$16,929	$8,977	$—
Derivative valuation adjustment	$2,854	$2,464	$8,902
Foreign currency translation adjustment	$(249)	$(175)	$56
Discount on issuance of unsecured senior notes	$662	$—	$2,512
Mortgage loan assumption - acquisitions of storage facilities	$2,695	$27,467	$8,866

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2015	2014

ASSETS
Storage facilities	$3,467,032	$3,117,198
Less: Accumulated depreciation	(594,049)	(492,069)
Storage facilities, net (including VIE assets of $136,274 and $49,829, respectively)	2,872,983	2,625,129
Cash and cash equivalents	62,869	2,901
Restricted cash	24,600	3,305
Loan procurement costs, net of amortization	13,470	10,653
Investment in real estate ventures, at equity	97,281	95,709
Other assets, net	43,631	48,642
Total assets	$3,114,834	$2,786,339

LIABILITIES AND CAPITAL
Unsecured senior notes	$750,000	$500,000
Revolving credit facility	—	78,000
Unsecured term loans	400,000	400,000
Mortgage loans and notes payable	112,212	195,851
Accounts payable, accrued expenses and other liabilities	85,034	69,198
Distributions payable	38,685	28,137
Deferred revenue	17,519	15,311
Security deposits	403	401
Total liabilities	1,403,853	1,286,898

Limited Partnership interests of third parties	66,128	49,823

Commitments and contingencies

Capital
Operating Partner	1,648,305	1,456,785
Accumulated other comprehensive loss	(4,978)	(8,759)
Total CubeSmart, L.P. capital	1,643,327	1,448,026
Noncontrolling interests in subsidiaries	1,526	1,592
Total capital	1,644,853	1,449,618
Total liabilities and capital	$3,114,834	$2,786,339

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2015	2014	2013

REVENUES
Rental income	$392,476	$330,898	$281,250
Other property related income	45,189	40,065	32,365
Property management fee income	6,856	6,000	4,780
Total revenues	444,521	376,963	318,395
OPERATING EXPENSES
Property operating expenses	153,172	132,701	118,222
Depreciation and amortization	151,789	126,813	112,313
General and administrative	28,371	28,422	29,563
Acquisition related costs	3,301	7,484	3,849
Total operating expenses	336,633	295,420	263,947
OPERATING INCOME	107,888	81,543	54,448
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(43,736)	(46,802)	(40,424)
Loan procurement amortization expense	(2,324)	(2,190)	(2,058)
Loan procurement amortization expense - early repayment of debt	—	—	(414)
Equity in losses of real estate ventures	(411)	(6,255)	(1,151)
Gains from sale of real estate, net	17,567	475	—
Other	(228)	(405)	8
Total other expense	(29,132)	(55,177)	(44,039)

INCOME FROM CONTINUING OPERATIONS	78,756	26,366	10,409

DISCONTINUED OPERATIONS
Income from discontinued operations	—	336	4,145
Gain from disposition of discontinued operations	—	—	27,440
Total discontinued operations	—	336	31,585
NET INCOME	78,756	26,702	41,994
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(84)	(16)	42
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	78,672	26,686	42,036
Operating Partnership interests of third parties	(960)	(307)	(588)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	77,712	26,379	41,448
Distribution to preferred unitholders	(6,008)	(6,008)	(6,008)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$71,704	$20,371	$35,440

Basic earnings per unit from continuing operations attributable to common unitholders	$0.43	$0.13	$0.03
Basic earnings per unit from discontinued operations attributable to common unitholders	$—	$0.01	$0.23
Basic earnings per unit attributable to common unitholders	$0.43	$0.14	$0.26

Diluted earnings per unit from continuing operations attributable to common unitholders	$0.42	$0.13	$0.03
Diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$0.01	$0.23
Diluted earnings per unit attributable to common unitholders	$0.42	$0.14	$0.26

Weighted-average basic units outstanding	168,640	149,107	135,191
Weighted-average diluted units outstanding	170,191	150,863	137,742

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income from continuing operations	$71,704	$20,040	$4,392
Total discontinued operations	—	331	31,048
Net income	$71,704	$20,371	$35,440

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2015	2014	2013

NET INCOME	$78,756	$26,702	$41,994
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(3,409)	(3,944)	2,636
Reclassification of realized losses on interest rate swaps	6,263	6,408	6,266
Unrealized loss on foreign currency translation	(249)	(175)	56
Reclassification of realized loss on foreign currency translation	1,199	—	—
OTHER COMPREHENSIVE INCOME	3,804	2,289	8,958
COMPREHENSIVE INCOME	82,560	28,991	50,952
Comprehensive income attributable to Operating Partnership interests of third parties	(992)	(338)	(740)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(75)	(19)	18
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$81,493	$28,634	$50,230

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of	Number of						Operating
	Common OP	Preferred OP		Accumulated Other	Total Cubesmart	Noncontrolling		Partnership
	Units	Units	Operating	Comprehensive	L.P.	Interest in	Total	interests
	Oustanding	Oustanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of third parties

Balance at December 31, 2012	131,795	3,100	$1,009,587	$(19,796)	$989,791	$118	$989,909	$47,990
Contributions from noncontrolling interests in subsidiaries						831	831
Issuance of common OP units, net	5,700		100,287		100,287		100,287
Issuance of restricted OP units	301		3		3		3
Conversion from OP units to shares	1,018		14,698		14,698		14,698	(14,698)
Exercise of OP unit options	514		3,710		3,710		3,710
Amortization of restricted OP units			4,747		4,747		4,747
OP unit compensation expense			870		870		870
Adjustment for Operating Partnership interests of third parties			(3,292)		(3,292)		(3,292)	3,292
Net income (loss)			41,448		41,448	(42)	41,406	588
Other comprehensive income (loss), net:				8,782	8,782	24	8,806	152
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(62,760)		(62,760)		(62,760)	(1,049)
Balance at December 31, 2013	139,328	3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interests in subsidiaries						642	642
Issuance of common OP units, net	22,704		416,001		416,001		416,001
Issuance of restricted OP units	482		5		5		5
Conversion from OP units to shares	18		308		308		308	(308)
Exercise of OP unit options	1,425		13,802		13,802		13,802
Amortization of restricted OP units			182		182		182
OP unit compensation expense			1,553		1,553		1,553
Adjustment for Operating Partnership interests of third parties			(14,761)		(14,761)		(14,761)	14,761
Net income			26,379		26,379	16	26,395	307
Other comprehensive income (loss), net:				2,255	2,255	3	2,258	31
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(83,966)		(83,966)		(83,966)	(1,243)
Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries						178	178
Distributions to noncontrolling interests in subsidiaries						(319)	(319)
Issuance of common OP units, net	8,978		234,061		234,061		234,061
Issuance of restricted OP units	161		1		1		1
Issuance of OP Units								500
Conversion from OP units to shares	118		3,275		3,275		3,275	(3,275)
Exercise of OP unit options	1,454		17,489		17,489		17,489
Amortization of restricted OP units			1,166		1,166		1,166
OP unit compensation expense			989		989		989
Adjustment for Operating Partnership interests of third parties			(19,619)		(19,619)		(19,619)	19,619
Net income			77,712		77,712	84	77,796	960
Other comprehensive income (loss), net:				3,781	3,781	(9)	3,772	32
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(117,546)		(117,546)		(117,546)	(1,531)
Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2015	2014	2013
Operating Activities
Net income	$78,756	$26,702	$41,994
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	154,113	129,003	117,074
Loan procurement amortization expense - early repayment of debt	—	—	414
Equity in losses of real estate ventures	411	6,255	1,151
Gains from sale of real estate, net	(17,567)	(475)	(27,440)
Equity compensation expense	2,155	1,735	5,617
Accretion of fair market value adjustment of debt	(1,429)	(1,685)	(1,018)
Changes in other operating accounts:
Restricted cash	743	411	567
Other assets	(2,519)	808	(1,156)
Accounts payable and accrued expenses	(438)	2,699	4,564
Other liabilities	1,480	579	1,095
Net cash provided by operating activities	$215,705	$166,032	$142,862
Investing Activities
Acquisitions of storage facilities	(275,726)	(547,515)	(181,612)
Additions and improvements to storage facilities	(24,695)	(19,967)	(20,320)
Development costs	(81,315)	(23,566)	(53,979)
Investment in real estate ventures, at equity	(8,370)	—	(157,461)
Cash contributed to real estate ventures	(63)	(2,550)	—
Cash distributed from real estate ventures	6,451	56,896	—
Proceeds from sale of real estate, net	9,041	13,475	123,780
Fundings of notes receivable	(4,100)	—	—
Proceeds from notes receivable	4,100	—	5,192
Change in restricted cash	69	528	1,476
Net cash used in investing activities	$(374,608)	$(522,699)	$(282,924)
Financing Activities
Proceeds from:
Unsecured senior notes	249,338	—	247,488
Revolving credit facility	731,320	712,500	636,200
Principal payments on:
Revolving credit facility	(809,320)	(673,100)	(642,600)
Unsecured term loans	—	—	(100,000)
Mortgage loans and notes payable	(84,905)	(30,149)	(36,496)
Loan procurement costs	(4,433)	(274)	(4,400)
Proceeds from issuance of common OP units	234,062	416,006	100,290
Exercise of OP unit options	17,489	13,802	3,710
Contributions from noncontrolling interests in subsidiaries	178	642	831
Distributions to noncontrolling interests in subsidiaries	(319)	—	—
Distributions paid to common OP unitholders	(108,531)	(77,027)	(60,272)
Distributions paid to preferred OP unitholders	(6,008)	(6,008)	(6,008)
Net cash provided by financing activities	$218,871	$356,392	$138,743
Change in cash and cash equivalents	59,968	(275)	(1,319)
Cash and cash equivalents at beginning of period	2,901	3,176	4,495
Cash and cash equivalents at end of period	$62,869	$2,901	$3,176
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$46,216	$50,024	$43,130
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(14,353)	$—	$—
Restricted cash - disposition of real estate	$36,372	$—	$—
Accretion of liability	$16,929	$8,977	$—
Derivative valuation adjustment	$2,854	$2,464	$8,902
Foreign currency translation adjustment	$(249)	$(175)	$56
Discount on issuance of unsecured senior notes	$662	$—	$2,512
Mortgage loan assumption - acquisitions of storage facilities	$2,695	$27,467	$8,866

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms the “Company”, “we”, or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  As of December 31, 2015, the Company owned self-storage facilities located in 22 states throughout the United States and in the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages, and acquires self-storage facilities.

As of December 31, 2015, the Parent Company owned approximately 98.8% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

Noncontrolling Interests

The Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding noncontrolling interests in consolidated financial statements which was effective on January 1, 2009.  The guidance states that noncontrolling interests are the portion of equity (net assets) in a subsidiary not attributable, directly or indirectly, to a parent.  The ownership interests in the subsidiary that are held by owners other than the parent are noncontrolling interests.  Under the guidance, such noncontrolling interests are reported on the consolidated balance sheets within equity, separately from the Company’s equity.  On the consolidated statements of operations, revenues, expenses, and net income or loss from controlled or consolidated entities that are less than wholly owned are reported at the consolidated amounts, including both the amounts attributable to the Company and noncontrolling interests.  Presentation of consolidated equity activity is included for both quarterly and annual financial statements, including beginning balances, activity for the period, and ending balances for shareholders’ equity, noncontrolling interests and total equity.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage facilities.  Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2015, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $19.6 million as of December 31, 2015.  Disclosure of such redemption provisions is provided in note 12.

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

Self-Storage Facilities

Self-storage facilities are carried at historical cost less accumulated depreciation and impairment losses.  The cost of self-storage facilities reflects their purchase price or development cost.  Costs incurred for the renovation of a storage facility are capitalized to the Company’s investment in that facility.  Acquisition costs and ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  The costs to develop self-storage facilities are capitalized to construction in progress while the project is under development.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing.  However, each potential transaction is evaluated based on its separate facts and circumstances.  Facilities classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less.  The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of purchase deposits and cash deposits required for debt service requirements, capital replacement, and expense reserves in connection with the requirements of our loan agreements. As of December 31, 2015, restricted cash also consisted of approximately $22.0 million of proceeds from the sale of real estate held in escrow to fund future acquisitions under a tax free like kind exchange, which was completed in January 2016.

Loan Procurement Costs

Loan procurement costs related to borrowings were $20.7 million and $17.0 million as of December 31, 2015 and 2014, respectively, and are reported net of accumulated amortization of $7.3 million and $6.4 million as of December 31, 2015 and 2014, respectively. The costs are amortized over the estimated life of the related debt using the effective interest method and reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014

Intangible assets, net of accumulated amortization of $7,220 and $15,329	$12,814	$22,494
Deposits on future acquisitions	12,106	10,250
Accounts receivable	5,049	4,237
Prepaid real estate taxes	2,800	2,425
Prepaid insurance	1,140	1,545
Other	9,722	7,691
Total	$43,631	$48,642

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

Revenue Recognition

Management has determined that all of our leases are operating leases.  Rental income is recognized in accordance with the terms of the leases, which generally are month to month.

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $8.6 million, $7.7 million, and $7.6 million in advertising and marketing expenses for the years ended 2015, 2014 and 2013, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the years ended December 31, 2015, 2014, and 2013, the Company recognized $2.5 million, $6.0 million, and $1.8 million of equity offering costs related to the issuance of common shares during the years, respectively.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer insurance commissions, sales of storage supplies, and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. The Company capitalized $2.6 million for the year ended December 31, 2015, $1.3 million for the year ended December 31, 2014, and $0.9 million for the year ended December 31, 2013.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  The Company had interest rate swap agreements for notional principal amounts aggregating $400 million as of December 31, 2015 and 2014, the fair value of which are included in accounts payable, accrued expenses and other liabilities.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The net tax basis in the Company’s assets was $2.7 billion and $2.6 billion as of December 31, 2015 and 2014, respectively.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Company’s dividends for 2015 consisted of a 94.501% ordinary income distribution and a 5.499% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain, or return of capital.  The characterization of our preferred dividends for 2015 consisted of a 94.501% ordinary income distribution and a 5.499% capital gain distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains, and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2015, 2014, or 2013.

Taxable REIT subsidiaries (TRS) are subject to federal and state income taxes.  Our taxable REIT subsidiaries have a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $1.7 million and $1.0 million as of December 31, 2015 and 2014, respectively.

The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method were 1,551,000; 1,756,000, and 2,551,000 in 2015, 2014, and 2013, respectively.

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan.  Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options.  The Company has recognized compensation expense on a straight-line method over the requisite service period, which is included in general and administrative expense on the Company’s consolidated statement of operations.

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP, our joint venture in England, was translated at October 2, 2015, the date that the venture’s remaining asset was sold. The exchange rate was approximately 1.521600 U.S Dollars per Pound on October 2, 2015 and approximately 1.558642 U.S Dollars per Pound on December 31, 2014. The Pound was translated at an average exchange rate of 1.529755 for the period from January 1, 2015 to October 2, 2015. It was translated at an average exchange rate of 1.643106 and 1.588598 U.S. Dollars per Pound for the years ended December 31, 2014 and 2013, respectively.  The Company recorded an unrealized loss on foreign currency translation of $0.2 million for the year ended December 31, 2014 and an unrealized gain of $0.1 million for the year ended December 31, 2013.  In connection with the sale of the remaining asset, the Company recorded a realized loss on foreign currency exchange of $1.2 million, which is included in Gains on sale of real estate in the Company’s consolidated statement of operations.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management.

Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standard Update (“ASU”) No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information. The standard also requires additional disclosure about the impact on current-period income statement line items, of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-16 is not expected to have a material effect on the Company’s consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded. This amendment becomes effective for the Company on January 1, 2016. The adoption of ASU 2015-03 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard is effective for the Company on January 1, 2016. The adoption of ASU 2015-02 is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method nor has it determined the effect of the standard on its consolidated financial statements and related disclosures.

Concentration of Credit Risk

The Company’s storage facilities are located in major metropolitan and rural areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues. The facilities in Florida, New York, Texas, and California provided total revenues of approximately 18%, 16%, 10%, and 8%, respectively, for the year ended December 31, 2015, and approximately 17%, 17%, 10%, and 8%, respectively, for the year ended December 31, 2014.  The facilities in New York, Florida, Texas, and California provided total revenues of approximately 17%, 15%, 10%, and 9%, respectively, for the year ended December 31, 2013.

3.  STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2015	2014
	(in thousands)
Land	$588,503	$545,393
Buildings and improvements	2,534,193	2,304,653
Equipment	243,442	218,731
Construction in progress	100,894	48,421
Storage facilities	3,467,032	3,117,198
Less Accumulated depreciation	(594,049)	(492,069)
Storage facilities, net	$2,872,983	$2,625,129

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2015, 2014 and 2013:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Facilities	(in thousands)

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800
2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450

New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various (see note 4)	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

2013 Acquisitions:

Arizona Asset	Arizona / Las Vegas	March 2013	1	$6,900
Illinois Asset	Chicago	May 2013	1	8,300
Florida Asset	Florida Markets - Other	May 2013	1	7,150
Florida Asset	Miami / Ft. Lauderdale	June 2013	1	9,000
Massachusetts Asset	Boston	June 2013	1	10,600
Maryland / New Jersey Assets	Baltimore / DC and New York / Northern NJ	June 2013	5	52,400
New York Asset	New York / Northern NJ	July 2013	1	13,000
Texas Asset	Texas Markets - Major	August 2013	1	10,975
Arizona Asset	Arizona / Las Vegas	September 2013	1	10,500
Arizona Asset	Arizona / Las Vegas	September 2013	1	4,300
Maryland Asset	Baltimore / DC	November 2013	1	15,375
Texas Asset	Texas Markets - Major	November 2013	1	9,700
Texas Asset	Texas Markets - Major	December 2013	1	10,497
Texas Asset	Texas Markets - Major	December 2013	1	6,925
Maryland Asset	Baltimore / DC	December 2013	1	8,200
Florida Asset	Miami / Ft. Lauderdale	December 2013	1	6,000
			20	$189,822

2013 Dispositions:

Texas/Indiana Assets	Texas Markets - Major and Other Midwest	March 2013	5	$11,400
Tennessee Assets	Tennessee	August 2013	8	25,000
California/Tennessee/Texas/Wisconsin Assets	Inland Empire, Ohio, Other Midwest, Tennessee and Texas Markets - Major	October/November 2013	22	90,000
			35	$126,400

4.  INVESTMENT ACTIVITY

2015 Acquisitions

On December 15, 2015, the Company acquired all of the issued and outstanding uncertificated shares of common stock of a privately held self-storage REIT (“PSI”) for $115.8 million. As of the date of the acquisition, PSI owned real property consisting of 12 fully operational self-storage facilities which were acquired for $109.8 million, and one self-storage facility that is under construction, which was acquired for $6.0 million (the “PSI Assets”). The PSI Assets are located in Arizona, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, and Texas. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $6.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2015 was approximately $0.6 million.

During 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, both Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs. During 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million. On March 18, 2015, the Company closed on the second tranche of the remaining four self-storage facilities comprising the HSRE Acquisition, for an aggregate purchase price of $27.5 million. The four facilities purchased in the second tranche are located in Illinois. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2015 was approximately $2.0 million.

During the year ended December 31, 2015, the Company acquired 13 additional self-storage facilities, including one facility upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $155.0 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $10.7 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2015 was approximately $4.7 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $2.7 million, which fair value includes an outstanding principal balance totaling $2.5 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if necessary, will be made to the purchase price allocation, in no case later than 12 months from the acquisition date.

As of December 31, 2015, the Company was under contract and had made aggregate deposits of $5.3 million associated with five facilities under construction for a total purchase price of $101.4 million. In connection with one of the facilities, the Company provided a $4.1 million loan for the purpose of acquiring the premises on which the facility will be built. The $4.1 million note receivable has been collected in full as of December 31, 2015. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these five facilities is expected to occur by the first quarter of 2017 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2015 Dispositions

On October 8, 2015, the Company sold seven assets in Texas and one asset in Florida for an aggregate sales price of approximately $37.8 million. In connection with these sales, the Company recorded gains that totaled $14.4 million. The proceeds from these sales were held in escrow to fund future acquisitions under a tax free like kind exchange. As of December 31, 2015, $14.4 million of the total net proceeds of $36.4 million had been applied to one acquisition that closed during the year, and the remaining $22.0 million is included in restricted cash on the Company’s consolidated balance sheets.

On October 2, 2015, USIFB, LLP (“USIFB”), a consolidated real estate joint venture in which the Company owned a 97% interest, sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

Development

As of December 31, 2015, the Company had four contracts through joint ventures for the construction of three self-storage facilities located in New York (see note 12) and one self-storage facility located in Washington, D.C. As part of the acquisition of the PSI Assets, the Company also acquired a self-storage facility that is under construction in North Palm Beach, FL as part of the acquisition of the PSI Assets. Construction for all projects is expected to be completed by the fourth quarter of 2017. As of December 31, 2015, development costs for these projects totaled $53.0 million. Total construction costs for these projects is expected to be $148.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the fourth quarter of 2015, the Company, through two separate joint ventures in which the Company owns a 90% interest in each, completed the construction of two self-storage facilities located in the boroughs of New York, NY and the facilities opened for operation. Total costs for these projects were $32.2 million in aggregate. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the second quarter of 2015, the Company, through a joint venture in which the Company owns a 90% interest, completed the construction, and opened for operation, a self-storage facility located in Arlington, VA. Total costs for this project were $17.1 million. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the first quarter of 2014, the Company completed the construction of a self-storage facility subject to a ground lease located in Bronx, NY and the facility opened for operation.  Total costs for this project were $17.2 million.  These costs are capitalized to building and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

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

2014 Acquisitions

On August 25, 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, each Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs.  On November 3, 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million.  The 22 facilities purchased are located in California, Florida, Illinois, Nevada, New York, Ohio, and Rhode Island. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $14.5 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2015 and 2014 was approximately $12.1 million and $2.4 million, respectively.

During 2014, the Company acquired an additional 31 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $372.7 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $23.8 million at the time of such acquisitions and prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2015 and 2014 was approximately $10.4 million and $13.4 million, respectively.  In connection with four of the acquired facilities, the Company assumed mortgage debt and recorded the debt at a fair value of $27.5 million, which included an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

2014 Disposition

On June 30, 2014, the Company sold one asset in London, England owned by USIFB, for an aggregate sales price of £4.1 million (approximately $7.0 million).  The Company received net proceeds of $7.0 million, a portion of which were used to repay the loan the Company made to USIFB, and recorded a gain of $0.5 million as a result of the transaction.

2013 Acquisitions

During 2013, the Company acquired 20 self-storage facilities located throughout the United States for an aggregate purchase price of approximately $189.8 million.  In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $13.5 million at the time of the acquisitions and prior to any amortization of such amounts.   The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2014 and 2013 was approximately $8.2 million and $5.3 million, respectively.  In connection with one of the acquired facilities, the Company assumed mortgage debt and recorded the debt at a fair value of $8.9 million, which included an outstanding principal balance totaling $8.5 million and a net premium of $0.4 million in addition to the face value of the assumed debt to reflect the fair value of the debt at the time of assumption.

2013 Dispositions

During 2013, the Company sold 35 self-storage facilities located throughout the United States for an aggregate sales price of approximately $126.4 million.  In connection with these sales, the Company recorded gains that totaled $27.4 million.

The following table summarizes the Company’s results of operations of the 2015, 2014, and 2013 acquisitions from the respective acquisition dates in the year they were acquired, included in the consolidated statements of operations for the years ended December 31, 2015, 2014, and 2013:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Total revenue	$9,110	$21,156	$7,048
Net loss	(6,563)	(12,350)	(4,228)

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

On December 8, 2015, the Company invested $8.4 million in exchange for a  10% ownership interest in a newly-formed joint venture (“HVP”) that acquired 30 self-storage facilities located in Michigan (16), Massachusetts (6), Tennessee (5), and Florida (3).  HVP paid $193.7 million for these facilities, of which $15.4 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through a $112.7 million initial advance on the venture’s $122.0 million loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner.  The loan bears interest at LIBOR plus 2.00% per annum and matures on December 7, 2018 with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of December 31, 2015, HVP is under contract to purchase an additional seven properties for an aggregate purchase price of approximately $48.8 million.

On December 10, 2013, the Company invested a 50% ownership interest in a newly-formed joint venture (“HHF”) that acquired 35 self-storage facilities located in Texas (34) and North Carolina (1). HHF paid $315.7 million for these facilities, of which $12.1 million was allocated to the value of the in-place lease intangible. The Company and the unaffiliated joint venture partner, collectively the “HHF Partners,” each contributed cash equal to 50% of the capital required to fund the acquisition. On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage facilities located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

Based upon the facts and circumstances at formation of HVP and HHF, the Company determined that neither entity is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate HVP and HHF. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, HHF and HVP are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in HVP and HHF are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in HVP and HHF are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of HVP and HHF as of December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Assets
Storage facilities, net	$456,452	$291,357
Other assets	19,677	5,786
Total assets	$476,129	$297,143

Liabilities and equity
Other liabilities	$4,470	$5,725
Debt	212,666	100,000
Equity
CubeSmart	97,281	95,709
Joint venture partner	161,712	95,709
Total liabilities and equity	$476,129	$297,143

The following is a summary of results of operations of HVP and HHF for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year ended December 31,
	2015	2014	2013

Total revenues	$31,249	$26,852	$1,600
Operating expenses	15,042	11,754	1,742
Interest expense, net	3,846	2,522	—
Depreciation and amortization	16,214	25,086	2,160
Net loss	(3,853)	(12,510)	(2,302)
Company’s share of net loss	(411)	(6,255)	(1,151)

The results of operations above include the periods from December 8, 2015 (date of acquisition) through December 31, 2015 for HVP and December 13, 2013 (date of acquisition) through December 31, 2015 for HHF.

6.  UNSECURED SENIOR NOTES

On October 26, 2015, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.00% unsecured senior notes due November 15, 2025 (the “2025 Senior Notes”). On December 17, 2013, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”). On June 26, 2012, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”). The 2025 Senior Notes, the 2023 Senior Notes, and the 2022 Senior Notes are collectively referred to as the “Senior Notes.”

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2015, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”) which consisted of a $100.0 million term loan with a five-year maturity (“Term Loan A”) and a $100.0 million term loan with a seven-year maturity (“Term Loan B”). On December 9, 2011, the Company entered into a credit facility (the “Credit Facility”) comprised of a $100.0 million unsecured term loan maturing in December 2014 (“Term Loan C”); a $200.0 million unsecured term loan maturing in March 2017 (“Term Loan D”); and a $300.0 million unsecured revolving facility maturing in December 2015 (“Revolver”).

On June 18, 2013, the Company amended both the Term Loan Facility and Credit Facility. With respect to the Term

Loan Facility, among other things, the amendment extended the maturity date to June 2018 and decreased the pricing of Term Loan A, while Term Loan B remained unchanged by the amendment. With respect to the Credit Facility, among other things, the amendment extended the maturity date to January 2019 and decreased the pricing of Term Loan D. On August 5, 2014, the Company further amended the Term Loan Facility to extend the maturity date to January 2020 and decrease the pricing of Term Loan B. On December 17, 2013, the Company repaid the $100.0 million balance under Term Loan C that was scheduled to mature in December 2014.

Pricing on the Term Loan Facility depends on the Company’s unsecured debt credit ratings.  At the Company’s current Baa2/BBB level, amounts drawn under Term Loan A are priced at 1.30% over LIBOR, while amounts drawn under Term Loan B are priced at 1.15% over LIBOR.

On April 22, 2015, the Company further amended the Credit Facility with respect to the Revolver. Among other things, the amendment increased the aggregate amount of the Revolver from $300.0 million to $500.0 million, decreased the facility fee from 0.20% to 0.15%, and extended the maturity date from June 18, 2017 to April 22, 2020.

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

As of December 31, 2015, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $500.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $30 thousand. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of December 31, 2015 that fix 30-day LIBOR (see note 10). As of December 31, 2015, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.00%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn as of December 31, 2015 and no further borrowings may be made under the term loans. Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2015, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2015	2014	Interest Rate	Date
	(in thousands)
YSI 29	$—	$12,635	3.69%	Aug-15
YSI 13	—	8,427	3.00%	Oct-15
YSI 20	—	54,091	5.97%	Nov-15
YSI 63	—	7,466	2.82%	Dec-15
YSI 59	9,012	9,221	4.82%	Mar-16
YSI 60	3,546	3,610	5.04%	Aug-16
YSI 51	6,984	7,105	5.15%	Sep-16
YSI 64	7,781	7,919	3.54%	Oct-16
YSI 62	7,835	7,962	3.54%	Dec-16
YSI 33	10,154	10,429	6.42%	Jul-19
YSI 26	8,606	8,780	4.56%	Nov-20
YSI 57	3,021	3,082	4.61%	Nov-20
YSI 55	23,369	23,767	4.85%	Jun-21
YSI 24	27,185	27,873	4.64%	Jun-21
YSI 65	2,500	—	3.85%	Jun-23
Unamortized fair value adjustment	2,219	3,484
Total mortgage loans and notes payable	$112,212	$195,851

As of December 31, 2015 and 2014, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $195.4 million and $344.2 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2015 (in thousands):

2016	$36,880
2017	1,830
2018	1,934
2019	10,902
2020	12,009
2021 and thereafter	46,438
Total mortgage payments	109,993
Plus: Unamortized fair value adjustment	2,219
Total mortgage indebtedness	$112,212

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the year ended December 31, 2015 (in thousands):

	Unrealized losses		Unrealized loss on
	on interest rate		foreign currency
	swaps		translation		Total

Balance at December 31, 2014	$(7,795)		$(964)		$(8,759)
Other comprehensive loss before reclassifications	(3,364)		(235)		(3,599)
Amounts reclassified from accumulated other comprehensive loss	6,181	(a)	1,199	(b)	7,380
Net current-period other comprehensive income	2,817		964		3,781
Balance at December 31, 2015	$(4,978)		$—		$(4,978)

(a)	See note 10 for additional information about the effects of the amounts reclassified.
(b)	Amount has been reclassified from accumulated other comprehensive loss and is included in gains from sale of real estate, net on the Company’s consolidated statements of operations.

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value, and the related gains or losses are deferred in shareholders’ equity as accumulated other comprehensive loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2015 and December 31, 2014, respectively (in thousands):

Hedge		Notional				Fair Value
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	December 31, 2015	December 31, 2014

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(243)	$(757)
Swap	Cash flow	40,000	1.8025%	6/20/2011	6/20/2016	(243)	(757)
Swap	Cash flow	20,000	1.8025%	6/20/2011	6/20/2016	(122)	(378)
Swap	Cash flow	75,000	1.3360%	12/30/2011	3/31/2017	(540)	(841)
Swap	Cash flow	50,000	1.3360%	12/30/2011	3/31/2017	(360)	(561)
Swap	Cash flow	50,000	1.3360%	12/30/2011	3/31/2017	(360)	(561)
Swap	Cash flow	25,000	1.3375%	12/30/2011	3/31/2017	(180)	(281)
Swap	Cash flow	40,000	2.4590%	6/20/2011	6/20/2018	(1,350)	(1,654)
Swap	Cash flow	40,000	2.4725%	6/20/2011	6/20/2018	(1,364)	(1,672)
Swap	Cash flow	20,000	2.4750%	6/20/2011	6/20/2018	(683)	(837)
		$400,000				$(5,445)	$(8,299)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2015 and 2014, all derivative instruments were included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized losses on interest rate swaps reflects a reclassification of $6.3 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2015.  The Company estimates that $3.7 million will be reclassified as an increase to interest expense in 2016.

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

Financial assets and liabilities carried at fair value as of December 31, 2015 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$5,445	$—

Total liabilities at fair value	$—	$5,445	$—

Financial assets and liabilities carried at fair value as of December 31, 2014 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$8,299	$—

Total liabilities at fair value	$—	$8,299	$—

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing, and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2015 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of December 31, 2015, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values as of December 31, 2015 and 2014.  The aggregate carrying value of the Company’s debt was $1.3 billion and $1.2 billion as of December 31, 2015 and 2014, respectively.  The estimated fair value of the Company’s debt was $1.3 billion and $1.2 billion as of December 31, 2015 and 2014, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2015 and 2014.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

3068 Cropsey Avenue, LLC (“Cropsey Ave”) was formed to own, operate, and develop a self-storage facility in Brooklyn, NY.  The Company owns a 51% interest in Cropsey Ave, and 49% is owned by another member (the “Cropsey Ave Member”).  The facility is expected to commence operations during 2017.  The Cropsey Ave Member has an option to put its ownership interest in the venture to the Company for $20.4 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Cropsey Ave Member for $20.4 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $20.4 million liability during the development period and has accrued $2.3 million as of December 31, 2015. The Company determined that Cropsey Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Cropsey Ave.  As of December 31, 2015, Cropsey Ave had total assets of $10.5 million and total liabilities of $2.3 million.

2301 Tillotson Ave, LLC (“Tillotson”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Tillotson, and 49% is owned by another member (the “Tillotson Member”).  The facility is expected to commence operations during 2016.  The Tillotson Member has an option to put its ownership interest in the venture to the Company for

$17.0 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Tillotson Member for $17.0 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $17.0 million liability during the development period and has accrued $11.5 million as of December 31, 2015. The Company determined that Tillotson is a variable interest entity and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Tillotson.  As of December 31, 2015, Tillotson had total assets of $18.5 million and total liabilities of $13.1 million.

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Jamaica Ave, and 49% is owned by another member (the “Jamaica Ave Member”).  The facility is expected to commence operations during 2016.  The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $12.5 million liability during the development period and has accrued $11.3 million as of December 31, 2015. The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Jamaica Ave.  As of December 31, 2015, Jamaica Ave had total assets of $29.7 million and total liabilities of $12.5 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate, and develop two self-storage facilities in the boroughs of New York, NY.  The Company owns 90% of SNL, and the facilities commenced operations during the fourth quarter of 2015.  The Company consolidates the assets, liabilities, and results of operations of SNL.  As of December 31, 2015, SNL had total assets of $30.5 million and total liabilities of $18.7 million. The Company has provided $16.5 million of a total $22.6 million loan commitment to SNL which is secured by a mortgage on the real estate assets of SNL.  The loan and related interest were eliminated during consolidation.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate, and develop a self-storage facility in Northern Virginia.  The Company owns a 90% interest in SRLLC, and the facility commenced operations during the second quarter 2015.  The Company consolidates the assets, liabilities, and results of operations of SRLLC. During 2013, SRLLC acquired land for development for $13.1 million. In 2014, SRLLC completed the planned subdivision of the land into two parcels and sold one parcel for $6.5 million.  No gain or loss was recorded as a result of this transaction.  SRLLC retained the second parcel of land for the development of the storage facility. As of December 31, 2015, SRLLC had total assets of $16.8 million and total liabilities of $13.2 million.  The Company has provided $13.1 million of a total $14.6 million loan commitment to SRLLC, which loan is secured by a mortgage on the real estate assets of SRLLC.  The loan and related interest were eliminated during consolidation.

USIFB was formed to own, operate, acquire, and develop self-storage facilities in England.  The Company owned a 97% interest in USIFB through a wholly-owned subsidiary, and USIFB commenced operations at two facilities in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of USIFB. On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  On June 30, 2014, one of the assets was sold for net proceeds of $7.0 million and the loan was repaid with proceeds from the sale. The loan and any related interest were eliminated during consolidation. On October 2, 2015, USIFB sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

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

Approximately 1.2% and 1.4% of the outstanding OP Units as of December 31, 2015 and December 31, 2014, respectively, were not owned by CubeSmart, the sole general partner.  The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.  However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage facility in Washington, D.C. In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. Additional consideration of $1.5 million will be paid upon the completion of certain milestones within a one-year period from closing. The Company is accreting the $1.5 million liability during the development period and has accrued $0.8 million as of December 31, 2015.

As of December 31, 2015 and 2014, 2,159,650 and 2,257,486 OP Units, respectively, were held by third parties.  The per unit cash redemption amount of the outstanding OP Units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value as of December 31, 2015 and 2014, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $19.6 million and $14.8 million as of December 31, 2015 and 2014, respectively.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities.  Management agreements provide generally for management fees of between 5-6% of total revenues earned on a cash basis at the facilities.  Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2015, 2014 and 2013 were $1.0 million, $0.9 million and $0.1 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities.  These amounts consist of amounts due for management fees, payroll and other expenses incurred on behalf of the facilities.  The amounts due to the Company were $1.9 million and $1.6 million as of December 31, 2015 and 2014, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $29.6 million and $10.8 million as of December 31, 2015 and 2014, respectively, which are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

14.  COMMITMENTS AND CONTINGENCIES

The Company currently owns six operating self-storage facilities and one self-storage facility currently under development that are subject to ground leases, and two other operating self-storage facilities that have portions of land that are subject to ground leases. The

Company recorded ground rent expense of approximately $2.4 million, $2.0 million, and $2.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2016	$1,724
2017	1,724
2018	1,637
2019	1,632
2020	1,682
2021 and thereafter	89,529
$97,928

The Company has development agreements for the construction of five new self-storage facilities (see note 4), which will require payments of approximately $47.6 million, due in installments upon completion of certain construction milestones, during 2016 and 2017.

The Company has been named as a defendant in lawsuits in the ordinary course of business.  In most instances, these claims are covered by the Company’s liability insurance coverage.  Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

15.  SHARE-BASED COMPENSATION PLANS

On June 2, 2010 the Company’s shareholders approved an amendment and restatement of the Company’s 2007 Equity Incentive Plan, a share-based employee compensation plan originally approved by shareholders on May 8, 2007 (as amended and restated, the “2007 Plan”).  On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan” and collectively with the 2007 Plan, the “Plans”).  The purpose of the Plans is to attract and retain highly qualified executive officers, Trustees and key employees and other persons and to motivate such officers, Trustees, key employees, and other persons to serve the Company and its affiliates to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the Plans provide for the grant of share options, share appreciation rights, restricted shares, share units, unrestricted shares, dividend equivalent rights, and cash awards.  Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals.  Share options granted under the Plans may be non-qualified share options or incentive share options.

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

With respect to the 2004 Plan, a total of 3.0 million common shares were reserved for issuance under the 2004 Plan prior to its expiration in October 2014.  Prior to its expiration, the maximum number of common shares underlying equity awards that could have been granted to an individual participant under the 2004 Plan during any calendar year was 400,000 for options or share appreciation rights and 100,000 for restricted shares or restricted share units. The maximum number of common shares that could have been awarded under the Plan to any person, other than pursuant to an option, share appreciation rights, or time-vested restricted shares, is 250,000 per calendar year under the 2004 Plan.  Subsequent to the expiration of the 2004 Plan, no new equity awards may be granted, and to the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards no longer become available for future grants under the 2004 Plan. As of December 31, 2015, there were 0.7 million shares outstanding under the 2004 Plan.

Under the Plans, the Compensation Committee determines the vesting schedule of each share award and option. The exercise price for options is equivalent to the fair value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2015, 2014, and 2013 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2015		2014		2013
Risk-free interest rate	1.5%		1.9%		1.0%
Expected dividend yield	2.6%		3.2%		3.3%
Volatility (a)	33.00%		37.98%		42.00%
Weighted average expected life of the options (b)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$6.23		$4.33		$4.28

(a)	Expected volatility is based upon the level of volatility historically experienced.
(b)	Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2015, 2014 and 2013 grants was based on the trading history of the Company’s shares.

In 2015, 2014, and 2013, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.0 million, $0.9 million and $0.9 million, respectively, which was recorded in general and administrative expense.  Approximately 202,485 share options were issued during 2015 for which the fair value of the options at their respective grant dates was approximately $1.2 million, which vest over three years.  As of December 31, 2015, the Company had approximately $1.2 million of unrecognized option compensation cost related to all grants that will be recorded over the next three years.

The table below summarizes the option activity under the Plan for the years ended December 31, 2015, 2014, and 2013:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2012	5,257,864	$10.50	5.49
Options granted	182,297	14.84	9.08
Options canceled	(24,000)	13.57	—
Options exercised	(511,548)	7.24	4.53
Balance at December 31, 2013	4,904,613	$10.99	4.66
Options granted	223,590	15.73	9.08
Options canceled	(10,731)	17.38	—
Options exercised	(1,425,171)	9.69	3.21
Balance at December 31, 2014	3,692,301	$11.76	4.16
Options granted	202,485	25.00	9.08
Options canceled	(18,230)	19.75	—
Options exercised	(1,454,612)	11.31	2.38
Balance at December 31, 2015	2,421,944	$13.07	4.08

Vested or expected to vest at December 31, 2015	2,421,944	$13.07	4.08
Exercisable at December 31, 2015	2,014,251	$11.68	3.22

As of December 31, 2015, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $42.5 million.  The aggregate intrinsic value of options exercised was approximately $19.0 million for the year ended December 31, 2015.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 115,000 restricted shares and share units were issued during 2015 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $3.2 million, which vest over three to five years.  During 2014, approximately 194,000 restricted shares and share units were issued for which the fair value of the restricted shares and share units at their respective grant dates was approximately $3.4 million.  As of December 31, 2015 the Company had approximately $3.1 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next four years.  Restricted share awards are considered to be performance awards and are valued using the share price on the grant date.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2015, 2014, and 2013, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $2.7 million, $3.5 million, and $5.4 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2015:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2015	380,783
Granted	114,883
Vested	(169,687)
Forfeited	(24,155)
Non-Vested at December 31, 2015	301,824

On January 23, 2015, 35,614 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $1.3 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2017.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

On January 25, 2013, 41,503 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.8 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units cliff vested on December 31, 2015.  The compensation expense recognized related to these awards is included in the amounts disclosed above.

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2015	2014	2013
	(Dollars and shares in thousands, except per share amounts)

Income from continuing operations	$78,756	$26,366	$10,409
Noncontrolling interests in the Operating Partnership	(960)	(302)	(51)
Noncontrolling interest in subsidiaries	(84)	(16)	42
Distribution to preferred shares (1)	(6,008)	(6,008)	(6,008)
Income from continuing operations attributable to the Company’s common shareholders	$71,704	$20,040	$4,392

Total discontinued operations	—	336	31,585
Noncontrolling interests in the Operating Partnership	—	(5)	(537)
Total discontinued operations attributable to the Company’s common shareholders	$—	$331	$31,048

Net income attributable to the Company’s common shareholders	$71,704	$20,371	$35,440

Weighted-average shares outstanding	168,640	149,107	135,191
Share options and restricted share units	1,551	1,756	2,551
Weighted-average diluted shares outstanding (2)	170,191	150,863	137,742

Earnings per common share:
Continuing operations	$0.43	$0.13	$0.03
Discontinued operations	—	0.01	0.23
Basic and diluted earnings per common share	$0.43	$0.14	$0.26

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2015	2014	2013
	(Dollars and units in thousands, except per unit amounts)

Income from continuing operations	$78,756	$26,366	$10,409
Operating Partnership interests of third parties	(960)	(302)	(51)
Noncontrolling interest in subsidiaries	(84)	(16)	42
Distribution to preferred unitholders (1)	(6,008)	(6,008)	(6,008)
Income from continuing operations attributable to common unitholders	$71,704	$20,040	$4,392

Total discontinued operations	—	336	31,585
Operating Partnership interests of third parties	—	(5)	(537)
Total discontinued operations attributable to common unitholders	$—	$331	$31,048

Net income attributable to common unitholders	$71,704	$20,371	$35,440

Weighted-average units outstanding	168,640	149,107	135,191
Unit options and restricted share units	1,551	1,756	2,551
Weighted-average diluted units outstanding (2)	170,191	150,863	137,742

Earnings per common unit:
Continuing operations	$0.43	$0.13	$0.03
Discontinued operations	—	0.01	0.23
Basic and diluted earnings per common unit	$0.43	$0.14	$0.26

(1)	For each of the years ended December 31, 2015, 2014, and 2013, the Company declared cash dividends per preferred share/unit of $1.938.

(2)	For the years ended December 31, 2015, 2014, and 2013, the Company declared cash dividends per common share/unit of $0.69, $0.55, and $0.46, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 2,159,650; 2,257,486, and 2,275,730 as of December 31, 2015, 2014, and 2013, respectively. There were 174,667,870; 163,956,675, and 139,328,366 common units outstanding as of December 31, 2015, 2014, and 2013, respectively.

Common and Preferred Shares

Pursuant to a previous sales agreement, the company had an “at-the-market” equity program that enabled it to sell common shares through a sales agent. On May 7, 2013, the Company terminated the previous sales agreement with its previous sales agent and entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with a group of sales agents (collectively, the “Sales Agents”).   The Equity Distribution Agreements replaced the previous sale agreement and were amended on December 30, 2015, May 5, 2014, and October 2, 2014 to increase the number of common shares authorized for sale through “at-the-market” equity offerings.  Pursuant to the Equity Distribution Agreements, as amended, the Company may sell, from time to time, up to 40.0 million common shares of beneficial interest through the Sales Agents.

During 2015, the Company sold a total of 9.0 million common shares under the agreements at an average sales price of $26.35 per share, resulting in net proceeds of $234.2 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2015 were used to fund acquisitions of storage facilities and for general corporate purposes.  As of December 31, 2015, 10.2 million common shares remained available for issuance under the Equity Distribution Agreements.

During 2014, the Company sold a total of 15.2 million common shares under the agreements at an average sales price of $18.22 per share, resulting in net proceeds of $273.0 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2014 were used to fund acquisitions of storage facilities and for general corporate purposes.  As of December 31, 2014, 9.2 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The parent company had 3.1 million 7.75% Series A preferred shares outstanding as of December 31, 2015 and 2014, with a liquidation preference of $77.5 million, or $25.00 per share.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded as of December 31, 2015 or 2014.  The Company had net deferred tax assets of $1.7 million and $1.0 million, which are included in other assets on the Company’s consolidated balance sheets as of December 31, 2015 and 2014, respectively.  The Company recorded $1.7 million in tax benefits associated with share based compensation during the year, which is included in additional paid-in capital on the Company’s consolidated balance sheets. The Company believes it is more likely than not the deferred tax assets will be realized.

18.  DISCONTINUED OPERATIONS

In April 2014, the FASB issued an update to the accounting standard for the reporting of discontinued operations. The update redefined discontinued operations, changing the criteria for determining which disposals can be presented as discontinued operations and modified related disclosure requirements. The Company elected to adopt this guidance in 2014. None of the Company’s dispositions during 2014 or  2015 met the criteria for discontinued operations under the new guidance.

For the year ended December 31, 2014, income from discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage facilities the Company sold in prior years.  For the year ended December 31, 2013, income from discontinued operations relates to 35 facilities the Company sold during 2013.  Each of the sales during 2013 resulted in the recognition of a gain which, in aggregate, totaled $27.4 million.

The following table summarizes the revenue and expense information for the period the Company owned the facilities classified as discontinued operations during the years ended December 31, 2015, 2014, and 2013 (in thousands):

	For the year ended December 31,
	2015	2014	2013

REVENUES
Rental income	$—	$—	$10,795
Other property related income	—	—	1,583
Total revenues	—	—	12,378
OPERATING EXPENSES
Property operating expenses	—	(336)	5,318
Depreciation and amortization	—	—	2,703
Total operating expenses	—	(336)	8,021
OPERATING INCOME	—	336	4,357
OTHER (EXPENSE) INCOME
Interest expense on loans	—	—	(212)
Gain from dispositions of discontinued operations	—	—	27,440
Income from discontinued operations	$—	$336	$31,585

19.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2015, the Company acquired 29 self-storage facilities for an aggregate purchase price of approximately $292.4 million (see note 3).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2015 and 2014 based on the assumptions described above:

	Year ended December 31,
	2015	2014
	(in thousands, except per share data)

Pro forma revenue	$457,663	$428,380
Pro forma income from continuing operations	$111,804	$37,445
Earnings per common share from continuing operations:
Basic - as reported	$0.43	$0.13
Diluted - as reported	$0.42	$0.13
Basic and diluted - as pro forma	$0.62	$0.21

20.  SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Company acquired five self-storage facilities in New York (1), Texas (3), and Washington, D.C. (1) for an aggregate purchase price of $105.9 million. The facility in New York was acquired upon completion of construction and issuance of a certificate of occupancy.

Subsequent to December 31, 2015, HVP acquired one self-storage facility in Michigan for a purchase price of approximately $5.7 million.

21.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Total revenues	$103,688	$109,871	$115,970	$114,992
Total operating expenses	83,009	84,163	86,265	83,196
Net income attributable to the Company	8,434	13,724	18,438	37,116
Basic earnings per share	0.04	0.07	0.10	0.21
Diluted earnings per share	0.04	0.07	0.10	0.20

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2014	2014	2014	2014
Total revenues	$87,267	$92,337	$97,092	$100,267
Total operating expenses	68,653	70,347	73,966	82,454
Net income attributable to the Company	4,530	7,886	8,480	5,483
Basic earnings per share	0.03	0.04	0.05	0.02
Diluted earnings per share	0.03	0.04	0.05	0.02

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 18).

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2015

(Dollars in thousands)

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2015
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Chandler I, AZ	47,430		327	1,257	289	327	1,372	1,699	489	2005
Chandler II, AZ	83,644		1,518	7,485	56	1,518	7,540	9,058	558	2013
Gilbert, AZ	57,430		951	4,688	21	951	4,710	5,661	425	2013
Glendale, AZ	56,807		201	2,265	1,046	418	2,759	3,177	1,184	1998
Green Valley, AZ	25,050		298	1,153	136	298	1,079	1,377	360	2005
Mesa I, AZ	52,475		920	2,739	202	921	2,495	3,416	846	2006
Mesa II, AZ	45,511		731	2,176	210	731	2,069	2,800	704	2006
Mesa III, AZ	59,629		706	2,101	210	706	1,927	2,633	659	2006
Peoria, AZ	110,710		1,436	7,082	6	1,436	7,087	8,523	113	2015
Phoenix I, AZ	101,025		1,134	3,376	470	1,135	3,197	4,332	1,072	2006
Phoenix II, AZ	83,160		756	2,251	1,572	847	3,125	3,972	943	2006/2011
Phoenix III, AZ	121,931		2,115	10,429	97	2,115	10,526	12,641	612	2014
Queen Creek, AZ	94,462		1,159	5,716	14	1,159	5,730	6,889	137	2015
Scottsdale, AZ	79,525		443	4,879	1,721	883	5,494	6,377	2,338	1998
Surprise , AZ	72,600		584	3,761	1	584	3,761	4,345	10	1905
Tempe I, AZ	53,890		749	2,159	379	749	2,228	2,977	671	2005
Tempe II, AZ	68,484		588	2,898	2,136	588	5,034	5,622	288	2013
Tucson I, AZ	59,800		188	2,078	1,039	384	2,615	2,999	1,094	1998
Tucson II, AZ	43,950		188	2,078	1,040	391	2,642	3,033	1,087	1998
Tucson III, AZ	49,832		532	2,048	250	533	1,938	2,471	636	2005
Tucson IV, AZ	48,040		674	2,595	301	675	2,476	3,151	809	2005
Tucson V, AZ	45,134		515	1,980	346	515	1,970	2,485	643	2005
Tucson VI, AZ	40,814		440	1,692	219	430	1,613	2,043	535	2005
Tucson VII, AZ	52,688		670	2,576	308	670	2,470	3,140	820	2005
Tucson VIII, AZ	46,650		589	2,265	308	589	2,222	2,811	720	2005
Tucson IX, AZ	67,520		724	2,786	355	725	2,621	3,346	886	2005
Tucson X, AZ	46,350		424	1,633	206	425	1,529	1,954	517	2005
Tucson XI, AZ	42,940		439	1,689	396	439	1,796	2,235	628	2005
Tucson XII, AZ	42,225		671	2,582	289	672	2,454	3,126	805	2005
Tucson XIII, AZ	45,850		587	2,258	303	587	2,194	2,781	722	2005
Tucson XIV, AZ	49,095		707	2,721	459	708	2,645	3,353	881	2005
Benicia, CA	74,770		2,392	7,028	275	2,392	6,220	8,612	2,002	2005
Citrus Heights, CA	75,620		1,633	4,793	228	1,634	4,251	5,885	1,436	2005
Corona, CA	95,125		2,107	10,385	26	2,107	10,410	12,517	385	2014
Diamond Bar, CA	103,284		2,522	7,404	195	2,524	6,507	9,031	2,203	2005
Escondido, CA	143,345		3,040	11,804	170	3,040	9,615	12,655	2,525	2007
Fallbrook, CA	45,976		133	1,492	1,770	432	2,756	3,188	1,140	1997
Fremont, CA	51,243		1,158	5,711	138	1,158	5,850	7,008	354	2014
Lancaster, CA	60,450		390	2,247	960	556	2,707	3,263	1,111	2001
Long Beach, CA	124,571		3,138	14,368	624	3,138	13,078	16,216	4,115	2006
Murrieta, CA	49,815		1,883	5,532	228	1,903	4,895	6,798	1,575	2005
North Highlands, CA	57,169		868	2,546	395	868	2,483	3,351	835	2005
Ontario, CA	93,590		1,705	8,401	248	1,705	8,649	10,354	318	2014
Orangevale, CA	50,542		1,423	4,175	302	1,423	3,796	5,219	1,274	2005
Pleasanton, CA	83,600		2,799	8,222	178	2,799	7,158	9,957	2,306	2005
Rancho Cordova, CA	53,978		1,094	3,212	257	1,095	2,927	4,022	992	2005
Rialto I, CA	57,391		899	4,118	182	899	3,729	4,628	1,187	2006
Rialto II, CA	99,783		277	3,098	1,720	672	4,028	4,700	1,794	1997
Riverside I, CA	67,020		1,351	6,183	526	1,351	5,877	7,228	1,818	2006
Riverside II, CA	85,026		1,170	5,359	401	1,170	4,974	6,144	1,570	2006
Roseville, CA	59,944		1,284	3,767	363	1,284	3,531	4,815	1,203	2005
Sacramento I, CA	50,764		1,152	3,380	255	1,152	3,076	4,228	1,047	2005
Sacramento II, CA	62,088		1,406	4,128	239	1,407	3,703	5,110	1,243	2005
San Bernardino I, CA	31,070		51	572	1,172	182	1,422	1,604	577	1997
San Bernardino II, CA	41,546		112	1,251	1,240	306	1,949	2,255	823	1997
San Bernardino III, CA	35,416		98	1,093	1,246	242	1,843	2,085	748	1997
San Bernardino IV, CA	83,307		1,872	5,391	177	1,872	4,851	6,723	1,575	2005
San Bernardino V, CA	56,745		783	3,583	494	783	3,550	4,333	1,137	2006
San Bernardino VII, CA	78,753		1,475	6,753	287	1,290	6,294	7,584	2,015	2006
San Bernardino VIII, CA	98,819		1,691	7,741	516	1,692	6,304	7,996	2,057	2006
San Marcos, CA	37,425		775	2,288	130	776	2,054	2,830	696	2005
Santa Ana, CA	64,071		1,223	5,600	324	1,223	5,145	6,368	1,629	2006
South Sacramento, CA	52,440		790	2,319	262	791	2,161	2,952	731	2005
Spring Valley, CA	55,035		1,178	5,394	653	1,178	5,303	6,481	1,686	2006
Temecula I, CA	81,330		660	4,735	1,244	899	5,415	6,314	2,002	1998
Temecula II, CA	84,393		3,080	5,839	344	3,080	5,254	8,334	1,361	2007
Vista I, CA	74,238		711	4,076	2,304	1,118	5,453	6,571	2,130	1998
Vista II, CA	147,871		4,629	13,599	155	4,629	11,699	16,328	3,824	2007
Walnut, CA	50,708		1,578	4,635	287	1,595	4,184	5,779	1,349	2001
West Sacramento, CA	40,015	(A)	1,222	3,590	209	1,222	3,237	4,459	1,057	2005
Westminster, CA	68,503		1,740	5,142	355	1,743	4,611	6,354	1,560	2005
Aurora, CO	75,867		1,343	2,986	383	1,343	2,829	4,172	904	2005
Colorado Springs I, CO	47,975		771	1,717	361	771	1,735	2,506	556	2005
Colorado Springs II, CO	62,400		657	2,674	213	656	2,379	3,035	763	2005
Denver I, CO	59,200		673	2,741	220	646	2,484	3,130	832	2005
Denver II, CO	74,465		1,430	7,053	104	1,430	7,157	8,587	745	2006
Federal Heights, CO	54,770		878	1,953	264	879	1,822	2,701	581	2006
Golden, CO	87,800		1,683	3,744	443	1,684	3,516	5,200	1,120	2012
Littleton, CO	53,490		1,268	2,820	298	1,268	2,610	3,878	803	2005
Northglenn, CO	52,102		862	1,917	417	862	1,920	2,782	593	2005
Bloomfield, CT	48,700		78	880	2,383	360	2,689	3,049	1,050	2005
Branford, CT	50,679		217	2,433	1,359	504	3,097	3,601	1,377	2005
Bristol, CT	47,725		1,819	3,161	82	1,819	2,778	4,597	1,016	1997

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2015
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
East Windsor, CT	46,016		744	1,294	496	744	1,520	2,264	553	2005
Enfield, CT	52,875		424	2,424	417	473	2,250	2,723	952	2001
Gales Ferry, CT	54,905		240	2,697	1,505	489	3,520	4,009	1,676	1995
Manchester I, CT	46,925		540	3,096	397	563	2,720	3,283	1,086	2002
Manchester II, CT	52,725		996	1,730	281	996	1,704	2,700	606	2005
Manchester III, CT	60,113		671	3,308	104	671	3,412	4,083	215	2014
Milford, CT	44,885		87	1,050	1,150	274	1,723	1,997	753	1996
Monroe, CT	58,500		2,004	3,483	604	2,004	3,403	5,407	1,296	2005
Mystic, CT	50,825		136	1,645	1,957	410	2,862	3,272	1,226	1996
Newington I, CT	42,620		1,059	1,840	213	1,059	1,759	2,818	631	2005
Newington II, CT	36,140		911	1,584	249	911	1,559	2,470	565	2005
Norwalk, CT	30,348		646	3,187	52	646	3,239	3,885	357	2012
Old Saybrook I, CT	86,950		3,092	5,374	574	3,092	5,094	8,186	1,859	2005
Old Saybrook II, CT	26,425		1,135	1,973	243	1,135	1,888	3,023	708	2005
Shelton, CT	78,430		1,449	8,221	191	1,449	7,329	8,778	1,185	2011
South Windsor, CT	72,075		90	1,127	1,375	272	2,116	2,388	862	1996
Stamford, CT	28,907		1,941	3,374	110	1,941	2,948	4,889	1,070	2005
Wilton, CT	84,515		2,409	12,261	177	2,421	12,499	14,920	1,529	2012
Washington I, DC	63,085	(A)	871	12,759	451	894	10,496	11,390	2,643	2008
Washington II, DC	82,882		3,152	13,612	150	3,154	11,987	15,141	1,529	2011
Boca Raton, FL	37,958		529	3,054	1,582	813	3,728	4,541	1,456	2001
Boynton Beach I, FL	61,725		667	3,796	1,891	958	4,597	5,555	1,771	2001
Boynton Beach II, FL	61,514		1,030	2,968	350	1,030	2,881	3,911	946	2005
Boynton Beach III, FL	67,393		1,225	6,037	220	1,225	6,258	7,483	297	2014
Boynton Beach IV, FL	78,765		1,455	7,171	15	1,455	7,186	8,641	114	2015
Bradenton I, FL	68,373		1,180	3,324	232	1,180	3,035	4,215	1,023	2004
Bradenton II, FL	87,958		1,931	5,561	1,002	1,931	5,468	7,399	1,835	2004
Cape Coral I, FL	76,842		472	2,769	2,552	830	4,026	4,856	1,733	2000
Cape Coral II, FL	67,955		1,093	5,387	62	1,093	5,449	6,542	188	2014
Coconut Creek I, FL	78,883		1,189	5,863	159	1,189	6,021	7,210	630	2012
Coconut Creek II, FL	90,176		1,937	9,549	160	1,937	9,709	11,646	593	2014
Dania Beach, FL	180,488		3,584	10,324	1,252	3,584	10,038	13,622	3,401	2004
Dania, FL	58,145		205	2,068	1,457	481	2,827	3,308	1,248	1996
Davie, FL	81,235		1,268	7,183	831	1,373	5,743	7,116	2,047	2001
Deerfield Beach, FL	57,230		946	2,999	2,065	1,311	4,564	5,875	1,853	1998
Delray Beach I, FL	67,833		798	4,539	716	883	4,255	5,138	1,762	2001
Delray Beach II, FL	75,784		957	4,718	209	957	4,927	5,884	408	2013
Delray Beach III, FL	94,395		2,086	10,286	143	2,086	10,430	12,516	495	2014
Ft. Lauderdale I, FL	70,043		937	3,646	2,456	1,384	5,427	6,811	2,182	1999
Ft. Lauderdale II, FL	49,608		862	4,250	74	862	4,324	5,186	277	2013
Ft. Myers I, FL	67,534		303	3,329	907	328	3,249	3,577	1,298	1999
Ft. Myers II, FL	83,125		1,030	5,080	121	1,030	5,201	6,231	247	2014
Ft. Myers III, FL	81,554		1,148	5,658	115	1,148	5,773	6,921	276	2014
Jacksonville I, FL	79,705		1,862	5,362	93	1,862	4,773	6,635	1,443	2005
Jacksonville II, FL	65,070		950	7,004	126	950	5,577	6,527	1,457	2007
Jacksonville III, FL	66,040		860	7,409	997	1,670	6,004	7,674	1,578	2007
Jacksonville IV, FL	77,625		870	8,049	1,037	1,651	7,010	8,661	1,842	2007
Jacksonville V, FL	82,493		1,220	8,210	318	1,220	6,820	8,040	1,811	2007
Jacksonville VI, FL	67,275		755	3,725	68	755	3,792	4,547	130	2014
Kendall, FL	75,495	(A)	2,350	8,106	249	2,350	6,582	8,932	1,719	2007
Lake Worth I, FL	161,149		183	6,597	7,290	354	11,196	11,550	4,746	1998
Lake Worth II, FL	86,924		1,552	7,654	138	1,552	7,791	9,343	414	2014
Lake Worth III, FL	93,985		957	4,716	74	957	4,790	5,747	89	2015
Lakeland, FL	49,079		81	896	1,202	256	1,515	1,771	629	1994
Leisure City, FL	56,052		409	2,018	135	409	2,152	2,561	234	2012
Lutz I, FL	66,795		901	2,478	238	901	2,331	3,232	775	2004
Lutz II, FL	69,232		992	2,868	343	992	2,722	3,714	899	2004
Margate I, FL	53,660		161	1,763	2,125	399	3,233	3,632	1,384	1996
Margate II, FL	65,380		132	1,473	1,815	383	2,676	3,059	1,125	1996
Merritt Island, FL	50,251		716	2,983	609	796	2,854	3,650	1,037	2002
Miami I, FL	46,500		179	1,999	1,824	484	3,122	3,606	1,485	1996
Miami II, FL	66,960		253	2,544	1,577	561	3,303	3,864	1,450	1996
Miami III, FL	150,320		4,577	13,185	839	4,577	12,199	16,776	3,752	2005
Miami IV, FL	76,695		1,852	10,494	906	1,963	9,839	11,802	1,487	2011
Miramar, FL	75,530		1,206	5,944	61	1,206	6,006	7,212	494	2013
Naples I, FL	48,100		90	1,010	2,537	270	3,158	3,428	1,428	1996
Naples II, FL	65,850		148	1,652	4,358	558	5,316	5,874	2,298	1997
Naples III, FL	80,222		139	1,561	4,156	598	4,406	5,004	2,068	1997
Naples IV, FL	40,525		262	2,980	588	407	2,976	3,383	1,303	1998
New Smyrna Beach, FL	81,454		1,261	6,215	84	1,261	6,298	7,559	232	2014
Ocoee, FL	76,200		1,286	3,705	180	1,286	3,368	4,654	1,067	2005
Orange City, FL	59,580		1,191	3,209	208	1,191	2,929	4,120	984	2004
Orlando II, FL	63,084		1,589	4,576	157	1,589	4,094	5,683	1,309	2005
Orlando III, FL	101,330		1,209	7,768	675	1,209	7,055	8,264	1,944	2006
Orlando IV, FL	76,581		633	3,587	157	633	3,241	3,874	518	2010
Orlando V, FL	75,295		950	4,685	106	950	4,790	5,740	483	2012
Orlando VI, FL	67,275		640	3,154	127	640	3,281	3,921	111	2014
Oviedo, FL	49,276		440	2,824	571	440	2,723	3,163	775	2006
Palm Coast I, FL	47,400		555	2,735	78	555	2,813	3,368	174	2014
Palm Coast II, FL	122,490	7,835	1,511	7,450	298	1,511	7,748	9,259	478	2014
Pembroke Pines, FL	67,321		337	3,772	2,774	953	5,403	6,356	2,307	1997
Royal Palm Beach II, FL	81,294		1,640	8,607	279	1,640	7,225	8,865	1,885	2007
Sanford I, FL	61,810		453	2,911	167	453	2,512	2,965	692	2006
Sanford II, FL	69,780		1,003	4,944	64	1,003	5,008	6,011	185	2014
Sarasota, FL	71,142		333	3,656	1,323	529	3,784	4,313	1,530	1999
St. Augustine, FL	59,725		135	1,515	3,347	383	4,289	4,672	1,894	1996
Stuart, FL	87,124		324	3,625	3,104	685	5,795	6,480	2,446	1997
SW Ranches, FL	64,990		1,390	7,598	181	1,390	5,917	7,307	1,545	2007
Tampa, FL	83,913		2,670	6,249	243	2,670	5,139	7,809	1,318	2007
West Palm Beach I, FL	66,906		719	3,420	1,565	835	4,010	4,845	1,652	2001
West Palm Beach II, FL	94,528		2,129	8,671	411	2,129	7,778	9,907	2,617	2004
West Palm Beach III, FL	77,440		804	3,962	49	804	4,010	4,814	394	2012
West Palm Beach IV, FL	102,912		1,499	7,392	309	1,499	7,700	9,199	365	2014
Winter Park, FL	54,356		866	4,268	52	866	4,319	5,185	159	2014
Alpharetta, GA	90,501		806	4,720	1,017	967	4,140	5,107	1,540	2001
Atlanta, GA	66,675		822	4,053	47	822	4,100	4,922	438	2012
Austell, GA	83,675		1,635	4,711	217	1,643	4,272	5,915	1,204	2006
Decatur, GA	145,280		616	6,776	251	616	6,099	6,715	2,796	1998
Duluth, GA	70,885		373	2,044	179	373	1,899	2,272	273	2011
Lawrenceville, GA	73,640		546	2,903	387	546	2,873	3,419	414	2011
Lithia Springs, GA	67,568		748	5,552	1	748	5,552	6,300	15	2015
Norcross I, GA	85,420		514	2,930	869	632	3,066	3,698	1,161	2001
Norcross II, GA	52,595		366	2,025	190	366	1,931	2,297	279	2011
Norcross III, GA	46,955		938	4,625	58	938	4,684	5,622	573	2012

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2015
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Norcross IV, GA	57,505		576	2,839	59	576	2,898	3,474	309	2012
Peachtree City I, GA	49,875		435	2,532	710	529	2,613	3,142	984	2001
Peachtree City II, GA	59,950		398	1,963	20	398	1,983	2,381	211	2012
Smyrna, GA	57,015		750	4,271	271	750	3,512	4,262	1,305	2001
Snellville, GA	79,950		1,660	4,781	334	1,660	4,452	6,112	1,187	2007
Suwanee I, GA	85,125		1,737	5,010	290	1,737	4,601	6,338	1,240	2007
Suwanee II, GA	79,590		800	6,942	55	622	5,793	6,415	1,521	2007
Villa Rica, GA	73,430		757	5,616	1	757	5,617	6,374	15	2015
Addison, IL	31,325		428	3,531	367	428	3,397	3,825	1,135	2004
Aurora, IL	73,985		644	3,652	186	644	3,318	3,962	1,099	2004
Bartlett, IL	51,425		931	2,493	285	931	2,396	3,327	803	2004
Bellwood, IL	86,550		1,012	5,768	822	1,012	5,292	6,304	2,124	2001
Blue Island, IL	55,125		633	3,120	6	633	3,127	3,760	75	2015
Bolingbrook, IL	80,340		1,675	8,254	113	1,675	8,368	10,043	309	2014
Chicago I, IL	95,745		2,667	13,118	311	2,667	13,428	16,095	502	2014
Chicago II, IL	78,710		833	4,035	46	833	4,081	4,914	151	2014
Chicago III, IL	85,170		2,427	11,962	520	2,427	12,482	14,909	459	2014
Chicago IV, IL	60,495		1,296	6,385	16	1,296	6,401	7,697	152	2015
Chicago V, IL	51,775		1,044	5,144	28	1,044	5,172	6,216	123	2015
Countryside, IL	99,881		2,607	12,684	52	2,607	12,737	15,344	472	2014
Des Plaines, IL	69,600		1,564	4,327	617	1,564	4,305	5,869	1,396	2004
Elk Grove Village, IL	64,104		1,446	3,535	291	1,446	3,297	4,743	1,135	2004
Evanston, IL	58,050		1,103	5,440	191	1,103	5,630	6,733	470	2013
Glenview, IL	100,085		3,740	10,367	568	3,740	9,469	13,209	3,120	2004
Gurnee, IL	80,300		1,521	5,440	293	1,521	4,970	6,491	1,687	2004
Hanover, IL	41,190		1,126	2,197	265	1,126	2,123	3,249	715	2004
Harvey, IL	60,090		869	3,635	217	869	3,311	4,180	1,106	2004
Joliet, IL	72,865		547	4,704	239	547	4,283	4,830	1,432	2004
Kildeer, IL	46,485		2,102	2,187	223	1,997	2,208	4,205	720	2004
Maywood, IL	60,250		749	3,689	10	749	3,699	4,448	88	2015
Lombard, IL	57,391		1,305	3,938	702	1,305	4,035	5,340	1,396	2004
Mount Prospect, IL	65,000		1,701	3,114	507	1,701	3,169	4,870	1,017	2004
Mundelein, IL	44,700		1,498	2,782	299	1,498	2,669	4,167	870	2004
North Chicago, IL	53,200		1,073	3,006	411	1,073	2,932	4,005	982	2004
Plainfield I, IL	53,900		1,770	1,715	257	1,740	1,679	3,419	549	2004
Plainfield II, IL	51,900		694	2,000	188	694	1,854	2,548	577	2005
Schaumburg, IL	31,160		538	645	209	538	718	1,256	234	2004
Streamwood, IL	64,305		1,447	1,662	392	1,447	1,742	3,189	574	2004
Warrenville, IL	48,796		1,066	3,072	280	1,066	2,920	3,986	904	2005
Waukegan, IL	79,500		1,198	4,363	542	1,198	4,253	5,451	1,374	2004
West Chicago, IL	48,175		1,071	2,249	428	1,071	2,319	3,390	742	2004
Westmont, IL	53,250		1,155	3,873	254	1,155	3,587	4,742	1,173	2004
Wheeling I, IL	54,210		857	3,213	356	857	3,097	3,954	1,041	2004
Wheeling II, IL	67,825		793	3,816	462	793	3,726	4,519	1,258	2004
Woodridge, IL	50,232		943	3,397	207	943	3,128	4,071	1,045	2004
Schererville, IN	67,604		1,134	5,589	39	1,134	5,628	6,762	283	2014
Boston I, MA	33,286		538	3,048	175	538	2,799	3,337	454	2010
Boston II, MA	60,470		1,516	8,628	360	1,516	7,152	8,668	2,794	2002
Boston III, MA	108,205		3,211	15,829	171	3,211	16,000	19,211	635	2014
Brockton, MA	74,286		577	4,394	1	577	4,394	4,971	12	2015
Haverhill, MA	54,890		669	6,610	1	669	6,611	7,280	18	2015
Lawrence, MA	34,552		585	4,737	1	585	4,738	5,323	13	2015
Leominster, MA	54,023		90	1,519	2,455	338	3,356	3,694	1,388	1998
Medford, MA	58,745		1,330	7,165	249	1,330	5,925	7,255	1,407	2007
Stoneham, MA	61,000		1,558	7,679	69	1,558	7,748	9,306	640	2013
Tewksbury, MA	62,402		1,537	7,579	69	1,537	7,647	9,184	405	2014
Baltimore, MD	93,550		1,050	5,997	1,305	1,173	5,877	7,050	2,475	2001
Beltsville, MD	63,707		1,277	6,295	50	1,268	6,353	7,621	525	2013
California, MD	77,840		1,486	4,280	211	1,486	3,899	5,385	1,302	2004
Capitol Heights, MD	79,625		2,704	13,332	1	2,704	13,334	16,038	177	2015
Clinton, MD	84,225		2,182	10,757	66	2,182	10,823	13,005	718	2013
District Heights, MD	78,415		1,527	8,313	478	1,527	7,666	9,193	1,066	2011
Elkridge, MD	63,475		1,155	5,695	198	1,155	5,893	7,048	394	2013
Gaithersburg I, MD	87,045		3,124	9,000	423	3,124	8,161	11,285	2,701	2005
Gaithersburg II, MD	74,225		2,383	11,750	1	2,383	11,751	14,134	156	2015
Hyattsville, MD	52,765		1,113	5,485	42	1,113	5,528	6,641	458	2013
Laurel, MD	162,896		1,409	8,035	3,622	1,928	9,551	11,479	3,838	2001
Temple Hills I, MD	97,175		1,541	8,788	2,411	1,800	9,352	11,152	3,678	2001
Temple Hills II, MD	84,125		2,229	10,988	27	2,229	11,014	13,243	672	2014
Timonium, MD	66,717	7,781	2,269	11,184	162	2,269	11,346	13,615	689	2014
Upper Marlboro, MD	62,290		1,309	6,455	68	1,309	6,522	7,831	542	2013
Belmont, NC	81,850		385	2,196	870	451	2,382	2,833	917	2001
Burlington I, NC	109,268		498	2,837	786	498	2,990	3,488	1,192	2001
Burlington II, NC	42,165		320	1,829	386	340	1,783	2,123	707	2001
Cary, NC	112,402		543	3,097	714	543	3,538	4,081	1,546	2001
Charlotte, NC	69,000		782	4,429	1,473	1,068	4,708	5,776	1,708	2002
Cornelius, NC	32,470		2,424	4,991	1	2,424	4,992	7,416	13	2015
Pineville, NC	77,847		2,490	9,169	1	2,490	9,170	11,660	24	2015
Raleigh, NC	48,675		209	2,398	357	296	2,282	2,578	970	1998
Bordentown, NJ	50,600		457	2,255	29	457	2,284	2,741	245	2012
Brick, NJ	51,725		234	2,762	1,441	485	3,401	3,886	1,559	1996
Cherry Hill I, NJ	51,500		222	1,260	103	222	1,181	1,403	209	2010
Cherry Hill II, NJ	64,800		471	2,323	98	471	2,420	2,891	248	2012
Clifton, NJ	105,550		4,346	12,520	271	4,340	11,111	15,451	3,493	2005
Cranford, NJ	91,280		290	3,493	2,483	779	4,806	5,585	2,071	1996
East Hanover, NJ	107,679		504	5,763	3,988	1,315	7,885	9,200	3,540	1996
Egg Harbor I, NJ	35,825		104	510	43	104	543	647	87	2010
Egg Harbor II, NJ	70,400		284	1,608	205	284	1,593	1,877	277	2010
Elizabeth, NJ	38,830		751	2,164	523	751	2,364	3,115	738	2005
Fairview, NJ	27,876		246	2,759	529	246	2,693	2,939	1,177	1997
Freehold, NJ	81,420		1,086	5,355	120	1,086	5,475	6,561	577	2012
Hamilton, NJ	70,450		1,885	5,430	321	1,893	4,986	6,879	1,401	2006
Hoboken, NJ	34,180		1,370	3,947	668	1,370	3,982	5,352	1,336	2005
Linden, NJ	100,425		517	6,008	2,321	1,043	6,845	7,888	2,936	1996
Lumberton, NJ	96,025		987	4,864	104	987	4,968	5,955	536	2012
Morris Township, NJ	71,926		500	5,602	2,821	1,072	6,809	7,881	2,899	1997
Parsippany, NJ	58,550		475	5,322	2,020	844	6,026	6,870	2,638	1997
Rahway, NJ	83,121		1,486	7,326	109	1,486	7,435	8,921	615	2013
Randolph, NJ	52,665		855	4,872	1,337	1,108	4,873	5,981	1,894	2002
Ridgefield, NJ	67,953		1,810	8,925	50	1,810	8,974	10,784	95	2015
Roseland, NJ	53,481		1,844	9,759	1	1,844	9,759	11,603	26	2015
Sewell, NJ	57,826		484	2,766	1,326	706	3,242	3,948	1,303	2001
Somerset, NJ	57,485		1,243	6,129	123	1,243	6,251	7,494	644	2012
Whippany, NJ	92,070		2,153	10,615	97	2,153	10,712	12,865	886	2013
Albuquerque I, NM	65,927		1,039	3,395	276	1,039	3,087	4,126	1,069	2005
Albuquerque II, NM	58,798		1,163	3,801	260	1,163	3,438	4,601	1,191	2005
Albuquerque III, NM	57,536		664	2,171	357	664	2,140	2,804	729	2005

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2015
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Henderson, NV	75,150		1,246	6,143	41	1,246	6,183	7,429	229	2014
Las Vegas I, NV	48,532		1,851	2,986	514	1,851	3,089	4,940	1,099	2006
Las Vegas II, NV	48,850		3,354	5,411	338	3,355	5,168	8,523	1,858	2006
Baldwin, NY	61,380		1,559	7,685	51	1,559	7,736	9,295	82	2015
Bronx I, NY	69,258		2,014	11,411	813	2,014	10,632	12,646	1,795	2010
Bronx II, NY	81,295		—	31,561	112	—	31,138	31,138	3,285	2011
Bronx III, NY	106,065		6,017	33,999	159	6,017	29,811	35,828	4,494	2011
Bronx IV, NY	75,030		—	22,830	111	—	20,287	20,287	2,491	2011
Bronx V, NY	54,733		—	17,564	181	—	15,633	15,633	2,068	2011
Bronx VI, NY	45,970		—	15,095	338	—	13,401	13,401	2,191	2011
Bronx VII, NY	78,625	8,606	—	22,512	109	—	22,730	22,730	2,768	2012
Bronx VIII, NY	30,550	3,021	1,245	6,137	132	1,251	6,299	7,550	768	2012
Bronx IX, NY	148,080	23,369	7,967	39,279	1,073	7,967	40,351	48,318	4,716	2012
Bronx X, NY	160,005	27,185	9,090	44,816	369	9,090	45,185	54,275	4,930	2012
Bronx XI, NY	46,477		—	17,130	16	—	17,147	17,147	803	2014
Brooklyn I, NY	57,640		1,795	10,172	262	1,795	9,017	10,812	1,506	2010
Brooklyn II, NY	60,920		1,601	9,073	466	1,601	8,241	9,842	1,389	2010
Brooklyn III, NY	41,585		3,195	15,657	98	3,195	15,837	19,032	1,563	2011
Brooklyn IV, NY	37,467		2,500	12,252	153	2,500	12,468	14,968	1,380	2011
Brooklyn V, NY	47,020		2,207	10,814	82	2,207	10,950	13,157	1,657	2011
Brooklyn VI, NY	75,640		4,016	19,680	93	4,016	19,880	23,896	2,869	2011
Brooklyn VII, NY	72,725		5,816	28,498	111	5,816	28,773	34,589	3,540	2011
Brooklyn VIII, NY	61,695		4,982	24,561	72	4,982	24,632	29,614	1,307	2014
Brooklyn IX, NY	46,980		2,966	14,620	58	2,966	14,678	17,644	780	2014
Brooklyn X, NY	56,563		3,739	7,703	1	3,739	7,704	11,443	—	2015
Holbrook, NY	60,547		2,029	10,737	1	2,029	10,738	12,767	28	2015
Jamaica I, NY	88,385		2,043	11,658	1,662	2,043	10,665	12,708	3,790	2001
Jamaica II, NY	91,245		5,496	26,930	131	5,496	27,204	32,700	3,466	2011
Long Island City, NY	88,775		5,700	28,101	29	5,700	28,130	33,830	969	2014
New Rochelle I, NY	46,073		1,673	4,827	777	1,673	4,956	6,629	1,478	2005
New Rochelle II, NY	63,145		3,167	2,713	286	3,762	18,832	22,594	2,282	2012
North Babylon, NY	78,341		225	2,514	4,098	568	5,471	6,039	2,305	1998
Patchogue, NY	47,649		1,141	5,624	20	1,141	5,644	6,785	210	2014
Queens, NY	74,625		5,158	12,339	1	5,158	12,340	17,498	—	2015
Riverhead, NY	38,340		1,068	1,149	198	1,068	1,114	2,182	440	2005
Southold, NY	59,645		2,079	2,238	279	2,079	2,113	4,192	789	2005
Staten Island, NY	96,573		1,919	9,463	298	1,919	9,762	11,681	765	2013
Tuckahoe, NY	50,953		1,516	13,236	240	1,516	7,705	9,221	2,079	2011
West Hempstead, NY	83,995		2,237	11,030	121	2,237	11,150	13,387	1,165	2012
White Plains, NY	86,140		3,295	18,049	966	3,295	16,524	19,819	2,447	2011
Woodhaven, NY	50,665		2,028	11,285	68	2,028	10,055	12,083	1,312	2011
Wyckoff, NY	60,955		1,961	11,113	271	1,961	9,902	11,863	1,571	2010
Yorktown, NY	78,595		2,710	13,338	145	2,710	13,496	16,206	1,369	2011
Cleveland I, OH	46,000		525	2,592	222	524	2,466	2,990	833	2005
Cleveland II, OH	58,325		290	1,427	205	289	1,380	1,669	476	2005
Columbus I, OH	71,905		1,234	3,151	108	1,239	2,783	4,022	879	2006
Columbus II, OH	36,809		769	3,788	111	769	3,899	4,668	144	2014
Columbus III, OH	51,200		326	1,607	60	326	1,666	1,992	62	2014
Columbus IV, OH	61,000		443	2,182	33	443	2,215	2,658	83	2014
Columbus V, OH	60,925		838	4,128	34	838	4,162	5,000	155	2014
Columbus VI, OH	63,725		701	3,454	28	701	3,481	4,182	130	2014
Grove City, OH	89,290		1,756	4,485	223	1,761	4,090	5,851	1,262	2006
Hilliard, OH	89,190		1,361	3,476	239	1,366	3,227	4,593	1,002	2006
Lakewood, OH	39,332		405	854	596	405	1,305	1,710	914	1989
Lewis Center, OH	77,921		1,056	5,206	56	1,056	5,261	6,317	195	2014
Middleburg Heights, OH	93,200		63	704	2,236	332	2,326	2,658	943	1980
North Olmsted I, OH	48,665		63	704	1,514	214	1,767	1,981	727	1979
North Olmsted II, OH	47,850		290	1,129	1,169	469	2,020	2,489	1,511	1988
North Randall, OH	80,239		515	2,323	3,075	898	4,152	5,050	1,804	1998
Reynoldsburg, OH	67,245		1,290	3,295	268	1,295	3,108	4,403	985	2006
Strongsville, OH	43,683		570	3,486	354	570	3,007	3,577	803	2007
Warrensville Heights, OH	90,281		525	766	3,118	935	3,294	4,229	1,284	1980
Westlake, OH	62,750		509	2,508	213	508	2,333	2,841	823	2005
Conshohocken, PA	81,255		1,726	8,508	140	1,726	8,648	10,374	908	2012
Exton, PA	57,750		541	2,668	98	519	2,788	3,307	283	2012
Langhorne, PA	65,150		1,019	5,023	231	1,019	5,254	6,273	536	2012
Levittown, PA	76,180		926	5,296	1,178	926	5,462	6,388	2,335	2001
Malvern, PA	18,848		2,959	18,198	1,493	2,959	19,690	22,649	1,090	2013
Montgomeryville, PA	84,145		975	4,809	142	975	4,951	5,926	530	2012
Norristown, PA	61,596		777	3,709	721	753	4,559	5,312	469	2011
Philadelphia I, PA	97,464		1,461	8,334	1,793	1,461	6,887	8,348	2,506	2001
Philadelphia II, PA	68,239		1,012	4,990	155	1,012	5,144	6,156	290	2014
Exeter, RI	41,275		547	2,697	51	547	2,748	3,295	102	2014
Johnston, RI	77,225		1,061	5,229	71	1,061	5,301	6,362	196	2014
Wakefield, RI	45,895		823	4,058	16	823	4,074	4,897	151	2014
Woonsocket, RI	72,704		1,049	5,172	107	1,049	5,279	6,328	194	2014
Antioch, TN	76,010		588	4,906	324	588	4,463	5,051	1,428	2005
Nashville I, TN	107,140		405	3,379	530	405	3,321	3,726	1,083	2005
Nashville II, TN	83,416		593	4,950	190	593	4,448	5,041	1,460	2005
Nashville III, TN	101,525		416	3,469	208	416	3,346	3,762	1,076	2006
Nashville IV, TN	102,450		992	8,274	373	992	7,406	8,398	2,363	2006
Nashville V, TN	58,860	2,500	895	4,311	3	895	4,314	5,209	100	2015
Nashville VI, TN	58,761		2,749	8,443	1	2,749	8,443	11,192	22	2015
Allen, TX	62,710	3,546	714	3,519	65	714	3,584	4,298	392	2012
Austin I, TX	59,645		2,239	2,038	201	2,239	1,889	4,128	602	2005
Austin II, TX	65,136	(A)	734	3,894	312	738	3,645	4,383	1,080	2006
Austin III, TX	70,560		1,030	5,468	229	1,035	5,038	6,073	1,458	2006
Austin IV, TX	65,370		862	4,250	160	862	4,410	5,272	247	2014
Austin V, TX	67,850		1,050	5,175	126	1,050	5,301	6,351	209	2014
Austin VI, TX	62,770		1,150	5,669	124	1,150	5,793	6,943	214	2014
Austin VII, TX	71,163		1,429	6,263	1	1,429	6,264	7,693	17	2015
Bryan, TX	60,400		1,394	1,268	242	1,396	1,273	2,669	397	2005
Carrollton, TX	77,440		661	3,261	56	661	3,317	3,978	320	2012
College Station, TX	26,550		812	740	151	813	704	1,517	221	2005
Cypress, TX	58,181		360	1,773	103	360	1,876	2,236	207	2012
Dallas I, TX	58,582		2,475	2,253	335	2,475	2,141	4,616	700	2005
Dallas II, TX	79,123		940	4,635	170	940	4,806	5,746	319	2013
Dallas III, TX	69,589		2,608	12,857	70	2,608	12,926	15,534	444	2014
Dallas IV, TX	114,590		2,369	11,850	38	2,369	11,888	14,257	289	2015
Dallas V, TX	54,455		—	11,604	15	—	11,619	11,619	154	2015
Denton, TX	60,846		553	2,936	207	569	2,648	3,217	756	2006
Fort Worth I, TX	50,446		1,253	1,141	254	1,253	1,159	2,412	354	2005
Fort Worth II, TX	72,900		868	4,607	333	874	4,272	5,146	1,269	2006
Fort Worth III, TX	80,445		1,000	4,928	38	1,000	4,967	5,967	131	2015
Frisco I, TX	50,854		1,093	3,148	169	1,093	2,859	3,952	895	2005
Frisco II, TX	71,399		1,564	4,507	153	1,564	4,048	5,612	1,282	2005
Frisco III, TX	74,765		1,147	6,088	497	1,154	5,780	6,934	1,663	2006
Frisco IV, TX	75,615		719	4,072	244	719	3,757	4,476	629	2010
Frisco V, TX	74,315		1,159	5,714	68	1,159	5,781	6,940	323	2014
Frisco VI, TX	68,926		1,064	5,247	69	1,064	5,316	6,380	198	2014

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2015
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Garland I, TX	70,100		751	3,984	440	767	3,837	4,604	1,139	2006
Garland II, TX	68,425		862	4,578	223	862	4,204	5,066	1,175	2006
Houston III, TX	61,490		575	524	313	576	725	1,301	249	2005
Houston IV, TX	43,750		960	875	440	961	1,121	2,082	327	2005
Houston V, TX	125,170		1,153	6,122	568	991	5,965	6,956	1,689	2006
Houston VI, TX	54,690		575	524	5,717	983	4,920	5,903	721	2011
Houston VII, TX	46,991		681	3,355	100	681	3,454	4,135	434	2012
Houston VIII, TX	54,231		1,294	6,377	235	1,294	6,614	7,908	720	2012
Houston IX, TX	51,218		296	1,459	75	296	1,534	1,830	171	2012
Humble, TX	70,701		706	5,727	1	706	5,727	6,433	15	2015
Katy, TX	71,408		1,329	6,552	21	1,329	6,574	7,903	435	2013
Keller, TX	61,885		890	4,727	153	890	4,266	5,156	1,284	2006
Lewisville I, TX	58,140		476	2,525	330	492	2,419	2,911	699	2006
Lewisville II, TX	127,609		1,464	7,217	207	1,464	7,424	8,888	551	2013
Mansfield I, TX	63,025		837	4,443	235	843	4,098	4,941	1,210	2006
Mansfield II, TX	58,025		662	3,261	85	662	3,345	4,007	382	2012
McKinney I, TX	47,020		1,632	1,486	144	1,634	1,391	3,025	446	2005
McKinney II, TX	70,050		855	5,076	172	857	4,623	5,480	1,386	2006
McKinney III, TX	53,148		652	3,213	36	652	3,248	3,900	103	2014
North Richland Hills, TX	57,200		2,252	2,049	213	2,252	1,884	4,136	581	2005
Pearland, TX	72,050		450	2,216	118	450	2,335	2,785	255	2012
Richmond, TX	102,378		1,437	7,083	135	1,437	7,219	8,656	481	2013
Roanoke, TX	59,860		1,337	1,217	138	1,337	1,130	2,467	356	2005
San Antonio I, TX	73,309		2,895	2,635	324	2,895	2,428	5,323	755	2005
San Antonio II, TX	73,230		1,047	5,558	162	1,052	5,027	6,079	1,408	2006
San Antonio III, TX	71,775		996	5,286	263	996	4,827	5,823	1,316	2007
Spring, TX	72,751		580	3,081	217	580	2,807	3,387	834	2006
Murray I, UT	60,280		3,847	1,017	478	3,848	1,279	5,127	431	2005
Murray II, UT	71,421		2,147	567	495	2,148	895	3,043	284	2005
Salt Lake City I, UT	56,446		2,695	712	509	2,696	1,044	3,740	335	2005
Salt Lake City II, UT	51,676		2,074	548	402	1,931	785	2,716	262	2005
Alexandria, VA	114,100	9,012	2,812	13,865	202	2,812	14,068	16,880	1,546	2012
Arlington, VA	96,382		6,836	9,843	92	6,836	9,936	16,772	4	2015
Burke Lake, VA	91,667	6,984	2,093	10,940	1,120	2,093	10,464	12,557	1,632	2011
Fairfax, VA	73,325		2,276	11,220	281	2,276	11,501	13,777	1,191	2012
Fredericksburg I, VA	69,475		1,680	4,840	283	1,680	4,450	6,130	1,323	2005
Fredericksburg II, VA	61,057		1,757	5,062	341	1,758	4,711	6,469	1,411	2005
Leesburg, VA	85,503		1,746	9,894	100	1,746	8,706	10,452	1,131	2011
Manassas, VA	72,745		860	4,872	136	860	4,344	5,204	715	2010
McLearen, VA	68,960		1,482	8,400	155	1,482	7,400	8,882	1,180	2010
Vienna, VA	54,535		2,300	11,340	127	2,300	11,469	13,769	1,198	2012
Divisional Offices					293		293	293	40
	30,361,354		579,248	2,536,636	239,136	588,503	2,534,193	3,122,696	475,599

(A)	This facility is part of the YSI 33 Loan portfolio, with a balance of $10,154 as of December 31, 2015.
(B)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage facilities during 2015 and 2014 was as follows (in thousands):

	2015	2014
Storage facilities*
Balance at beginning of year	$3,117,198	$2,553,706
Acquisitions & improvements	344,775	576,845
Fully depreciated assets	(13,493)	(6,855)
Dispositions and other	(33,921)	(13,716)
Construction in progress	52,473	7,218
Balance at end of year	$3,467,032	$3,117,198

Accumulated depreciation*
Balance at beginning of year	$492,069	$398,536
Depreciation expense	122,076	101,542
Fully depreciated assets	(13,493)	(6,855)
Dispositions and other	(6,603)	(1,154)
Balance at end of year	$594,049	$492,069
Storage facilities, net	$2,872,983	$2,625,129

*These amounts include equipment that is housed at the Company’s storage facilities which is excluded from Schedule III above.