Form 10-Q
period 2016-03-31
CubeSmart; CubeSmart, L.P.
filed 2016-04-29
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2016
Common shares, $0.01 par value per share, of CubeSmart	177,522,870

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2016 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2016, owned a 98.8% interest in the Operating Partnership. The remaining 1.2% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•

other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2015 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Storage facilities	$3,679,665	$3,467,032
Less: Accumulated depreciation	(622,824)	(594,049)
Storage facilities, net (including VIE assets of $169,141 and $136,274, respectively)	3,056,841	2,872,983
Cash and cash equivalents	2,754	62,869
Restricted cash	2,652	24,600
Loan procurement costs, net of amortization	2,637	2,800
Investment in real estate ventures, at equity	100,477	97,281
Other assets, net	41,326	43,631
Total assets	$3,206,687	$3,104,164

LIABILITIES AND EQUITY
Unsecured senior notes, net	$742,153	$741,904
Revolving credit facility	54,300	—
Unsecured term loans, net	398,325	398,183
Mortgage loans and notes payable, net	101,716	111,455
Accounts payable, accrued expenses and other liabilities	96,245	85,034
Distributions payable	39,210	38,685
Deferred revenue	18,673	17,519
Security deposits	397	403
Total liabilities	1,451,019	1,393,183

Noncontrolling interests in the Operating Partnership	71,916	66,128

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	31	31
Common shares $.01 par value, 400,000,000 shares authorized, 177,126,709 and 174,667,870 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,771	1,747
Additional paid-in capital	2,299,527	2,231,181
Accumulated other comprehensive loss	(5,302)	(4,978)
Accumulated deficit	(613,734)	(584,654)
Total CubeSmart shareholders’ equity	1,682,293	1,643,327
Noncontrolling interests in subsidiaries	1,459	1,526
Total equity	1,683,752	1,644,853
Total liabilities and equity	$3,206,687	$3,104,164

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES
Rental income	$104,997	$91,556
Other property related income	11,763	10,543
Property management fee income	2,111	1,589
Total revenues	118,871	103,688
OPERATING EXPENSES
Property operating expenses	40,219	37,431
Depreciation and amortization	39,356	37,895
General and administrative	8,228	7,173
Acquisition related costs	2,342	510
Total operating expenses	90,145	83,009
OPERATING INCOME	28,726	20,679
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(12,084)	(11,057)
Loan procurement amortization expense	(605)	(546)
Equity in losses of real estate ventures	(512)	(238)
Other	330	(316)
Total other expense	(12,871)	(12,157)
NET INCOME	15,855	8,522
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(172)	(91)
Noncontrolling interest in subsidiaries	67	3
NET INCOME ATTRIBUTABLE TO THE COMPANY	15,750	8,434
Distribution to preferred shareholders	(1,502)	(1,502)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$14,248	$6,932

Basic earnings per share attributable to common shareholders	$0.08	$0.04
Diluted earnings per share attributable to common shareholders	$0.08	$0.04

Weighted-average basic shares outstanding	175,798	165,502
Weighted-average diluted shares outstanding	177,261	167,165

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$15,855	$8,522
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(1,654)	(2,329)
Reclassification of realized losses on interest rate swaps	1,326	1,565
Unrealized loss on foreign currency translation	-	(337)
OTHER COMPREHENSIVE LOSS	(328)	(1,101)
COMPREHENSIVE INCOME	15,527	7,421
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(168)	(76)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	67	13
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$15,426	$7,358

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Issuance of common shares	2,023	20			62,870			62,890		62,890
Issuance of restricted shares	106	1						1		1
Exercise of stock options	330	3			5,884			5,887		5,887
Amortization of restricted shares					(712)			(712)		(712)
Share compensation expense					304			304		304
Adjustment for noncontrolling interest in the Operating Partnership							(6,073)	(6,073)		(6,073)	6,073
Net income (loss)							15,750	15,750	(67)	15,683	172
Other comprehensive loss, net						(324)		(324)		(324)	(4)
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(37,255)	(37,255)		(37,255)	(453)
Balance at March 31, 2016	177,127	$1,771	3,100	$31	$2,299,527	$(5,302)	$(613,734)	$1,682,293	$1,459	$1,683,752	$71,916

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries									178	178
Issuance of common shares	1,210	12			29,429			29,441		29,441
Issuance of restricted shares	126	1						1		1
Conversion from units to shares	3	—			74			74		74	(74)
Exercise of stock options	855	9			8,429			8,438		8,438
Amortization of restricted shares					(789)			(789)		(789)
Share compensation expense					244			244		244
Adjustment for noncontrolling interest in the Operating Partnership							(4,982)	(4,982)		(4,982)	4,982
Net income (loss)							8,434	8,434	(3)	8,431	91
Other comprehensive loss, net						(1,076)		(1,076)	(10)	(1,086)	(15)
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(26,617)	(26,617)		(26,617)	(361)
Balance at March 31, 2015	166,151	$1,661	3,100	$31	$2,011,695	$(9,835)	$(543,860)	$1,459,692	$1,757	$1,461,449	$54,446

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$15,855	$8,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,961	38,441
Equity in losses of real estate ventures	512	238
Equity compensation expense	(408)	(545)
Accretion of fair market value adjustment of debt	(236)	(395)
Changes in other operating accounts:
Restricted cash	(233)	(288)
Other assets	808	136
Accounts payable and accrued expenses	5,013	(3,399)
Other liabilities	661	715
Net cash provided by operating activities	$61,933	$43,425
Investing Activities
Acquisitions of storage facilities	(158,457)	(41,347)
Additions and improvements to storage facilities	(6,609)	(4,948)
Development costs	(28,273)	(9,155)
Investment in real estate ventures, at equity	(5,498)	—
Cash distributed from real estate ventures	1,791	1,553
Change in restricted cash	162	(31)
Net cash used in investing activities	$(196,884)	$(53,928)
Financing Activities
Proceeds from:
Revolving credit facility	301,300	161,900
Principal payments on:
Revolving credit facility	(247,000)	(159,900)
Mortgage loans and notes payable	(9,556)	(1,283)
Loan procurement costs	—	(19)
Proceeds from issuance of common shares, net	62,891	29,442
Exercise of stock options	5,887	8,438
Contributions from noncontrolling interests in subsidiaries	—	178
Distributions paid to common shareholders	(36,730)	(26,274)
Distributions paid to preferred shareholders	(1,502)	(1,502)
Distributions paid to noncontrolling interests in Operating Partnership	(454)	(361)
Net cash provided by financing activities	$74,836	$10,619
Change in cash and cash equivalents	(60,115)	116
Cash and cash equivalents at beginning of period	62,869	2,901
Cash and cash equivalents at end of period	$2,754	$3,017
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$10,756	$12,115
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(22,019)	$—
Accretion of liability	$7,886	$3,619
Derivative valuation adjustment	$(328)	$(764)
Foreign currency translation adjustment	$—	$(337)
Mortgage loan assumption - acquisitions of storage facilities	$—	$2,695

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Storage facilities	$3,679,665	$3,467,032
Less: Accumulated depreciation	(622,824)	(594,049)
Storage facilities, net (including VIE assets of $169,141 and $136,274, respectively)	3,056,841	2,872,983
Cash and cash equivalents	2,754	62,869
Restricted cash	2,652	24,600
Loan procurement costs, net of amortization	2,637	2,800
Investment in real estate ventures, at equity	100,477	97,281
Other assets, net	41,326	43,631
Total assets	$3,206,687	$3,104,164

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$742,153	$741,904
Revolving credit facility	54,300	—
Unsecured term loans, net	398,325	398,183
Mortgage loans and notes payable, net	101,716	111,455
Accounts payable, accrued expenses and other liabilities	96,245	85,034
Distributions payable	39,210	38,685
Deferred revenue	18,673	17,519
Security deposits	397	403
Total liabilities	1,451,019	1,393,183

Limited Partnership interests of third parties	71,916	66,128

Commitments and contingencies

Capital
Operating Partner	1,687,595	1,648,305
Accumulated other comprehensive loss	(5,302)	(4,978)
Total CubeSmart, L.P. capital	1,682,293	1,643,327
Noncontrolling interests in subsidiaries	1,459	1,526
Total capital	1,683,752	1,644,853
Total liabilities and capital	$3,206,687	$3,104,164

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2016	2015

REVENUES
Rental income	$104,997	$91,556
Other property related income	11,763	10,543
Property management fee income	2,111	1,589
Total revenues	118,871	103,688
OPERATING EXPENSES
Property operating expenses	40,219	37,431
Depreciation and amortization	39,356	37,895
General and administrative	8,228	7,173
Acquisition related costs	2,342	510
Total operating expenses	90,145	83,009
OPERATING INCOME	28,726	20,679
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(12,084)	(11,057)
Loan procurement amortization expense	(605)	(546)
Equity in losses of real estate ventures	(512)	(238)
Other	330	(316)
Total other expense	(12,871)	(12,157)
NET INCOME	15,855	8,522
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	67	3
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	15,922	8,525
Operating Partnership interests of third parties	(172)	(91)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	15,750	8,434
Distribution to preferred unitholders	(1,502)	(1,502)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$14,248	$6,932

Basic earnings per unit attributable to common unitholders	$0.08	$0.04
Diluted earnings per unit attributable to common unitholders	$0.08	$0.04

Weighted-average basic units outstanding	175,798	165,502
Weighted-average diluted units outstanding	177,261	167,165

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015

NET INCOME	$15,855	$8,522
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(1,654)	(2,329)
Reclassification of realized losses on interest rate swaps	1,326	1,565
Unrealized loss on foreign currency translation	-	(337)
OTHER COMPREHENSIVE LOSS	(328)	(1,101)
COMPREHENSIVE INCOME	15,527	7,421
Comprehensive income attributable to Operating Partnership interests of third parties	(168)	(76)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	67	13
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$15,426	$7,358

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Issuance of common OP units	2,023		62,890		62,890		62,890
Issuance of restricted OP units	106		1		1		1
Exercise of OP unit options	330		5,887		5,887		5,887
Amortization of restricted OP units			(712)		(712)		(712)
OP unit compensation expense			304		304		304
Adjustment for Limited Partnership interest of third parties			(6,073)		(6,073)		(6,073)	6,073
Net income (loss)			15,750		15,750	(67)	15,683	172
Other comprehensive loss, net				(324)	(324)		(324)	(4)
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(37,255)		(37,255)		(37,255)	(453)
Balance at March 31, 2016	177,127	3,100	$1,687,595	$(5,302)	$1,682,293	$1,459	$1,683,752	$71,916

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries						178	178
Issuance of common OP units	1,210		29,441		29,441		29,441
Issuance of restricted OP units	126		1		1		1
Conversion from units to shares	3		74		74		74	(74)
Exercise of OP unit options	855		8,438		8,438		8,438
Amortization of restricted OP units			(789)		(789)		(789)
OP unit compensation expense			244		244		244
Adjustment for Operating Partnership interest of third parties			(4,982)		(4,982)		(4,982)	4,982
Net income (loss)			8,434		8,434	(3)	8,431	91
Other comprehensive loss, net				(1,076)	(1,076)	(10)	(1,086)	(15)
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(26,617)		(26,617)		(26,617)	(361)
Balance at March 31, 2015	166,151	3,100	$1,469,527	$(9,835)	$1,459,692	$1,757	$1,461,449	$54,446

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net income	$15,855	$8,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,961	38,441
Equity in losses of real estate ventures	512	238
Equity compensation expense	(408)	(545)
Accretion of fair market value adjustment of debt	(236)	(395)
Changes in other operating accounts:
Restricted cash	(233)	(288)
Other assets	808	136
Accounts payable and accrued expenses	5,013	(3,399)
Other liabilities	661	715
Net cash provided by operating activities	$61,933	$43,425
Investing Activities
Acquisitions of storage facilities	(158,457)	(41,347)
Additions and improvements to storage facilities	(6,609)	(4,948)
Development costs	(28,273)	(9,155)
Investment in real estate ventures, at equity	(5,498)	—
Cash distributed from real estate ventures	1,791	1,553
Change in restricted cash	162	(31)
Net cash used in investing activities	$(196,884)	$(53,928)
Financing Activities
Proceeds from:
Revolving credit facility	301,300	161,900
Principal payments on:
Revolving credit facility	(247,000)	(159,900)
Mortgage loans and notes payable	(9,556)	(1,283)
Loan procurement costs	—	(19)
Proceeds from issuance of common OP units	62,891	29,442
Exercise of OP unit options	5,887	8,438
Contributions from noncontrolling interests in subsidiaries	—	178
Distributions paid to common OP unitholders	(37,184)	(26,635)
Distributions paid to preferred OP unitholders	(1,502)	(1,502)
Net cash provided by financing activities	$74,836	$10,619
Change in cash and cash equivalents	(60,115)	116
Cash and cash equivalents at beginning of period	62,869	2,901
Cash and cash equivalents at end of period	$2,754	$3,017
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$10,756	$12,115
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(22,019)	$—
Accretion of liability	$7,886	$3,619
Derivative valuation adjustment	$(328)	$(764)
Foreign currency translation adjustment	$—	$(337)
Mortgage loan assumption - acquisitions of storage facilities	$—	$2,695

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2016, the Company owned self-storage facilities located in 22 states throughout the United States and the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of March 31, 2016, the Parent Company owned approximately 98.8% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2015, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

The Company adopted Accounting Standard Update (“ASU“) No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, as of January 1, 2016. The Company evaluated the application of this guidance and concluded that there were no changes to any previous conclusions with respect to consolidation accounting for any of its interests in less than wholly owned joint ventures. However, the Operating Partnership now meets the criteria as a variable interest entity. The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership.

Reclassifications

    Certain amounts from the prior year have been reclassified to conform to the current year presentation as described below.

    During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to reclassify debt financing costs, which were previously included in loan procurement costs, net of amortization on the Company’s consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability. Net costs of $10.7 million have been reclassified in the December 31, 2015 consolidated balance sheets from the loan procurement costs line and netted against the related debt liability. See Recent Accounting Pronouncements below for revisions to the accounting guidance for debt issuance costs.

Recent Accounting Pronouncements

    In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

    In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

    In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information.  The standard also requires additional disclosure about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as there have been no measurement-period adjustments recorded.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as the update only related to changes in financial statement presentation.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard became effective for the Company on January 1, 2016. As discussed under Basis of Presentation above, the adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as none of its existing consolidation conclusions were changed.

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

3. STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2016	2015
	(in thousands)
Land	$636,038	$588,503
Buildings and improvements	2,681,209	2,534,193
Equipment	260,043	243,442
Construction in progress	102,375	100,894
Storage facilities	3,679,665	3,467,032
Less Accumulated depreciation	(622,824)	(594,049)
Storage facilities, net	$3,056,841	$2,872,983

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2015 through March 31, 2016:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Facilities	(in thousands)

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
			10	$184,425

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800

4. INVESTMENT ACTIVITY

2016 Acquisitions

During the three months ended March 31, 2016, the Company acquired 10 self-storage facilities, including one facility upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $184.4 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $7.6 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three months ended March 31, 2016 was approximately $0.8 million.

As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if necessary, will be made to the purchase price allocation, in no case later than twelve months of the acquisition date.

As of March 31, 2016, the Company was under contract and had made aggregate deposits of $1.7 million associated with five facilities under construction for a total purchase price of $64.2 million. In connection with one of the facilities, the Company provided a $4.1 million loan, which was repaid to the Company in full in December 2015, for the purpose of acquiring the premises on which the facility will be built. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these five facilities is expected to occur by the first quarter of 2017 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2015 Acquisitions

On December 15, 2015, the Company acquired all of the issued and outstanding uncertificated shares of common stock of a privately held self-storage REIT (“PSI”) for $115.8 million. As of the date of the acquisition, PSI owned real property consisting of 12 fully operational self-storage facilities which were acquired for $109.8 million, and one self-storage facility that is under construction, which was acquired for $6.0 million (the “PSI Assets”). The PSI Assets are located in Arizona, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, and Texas. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $6.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three months ended March 31, 2016 was approximately $1.7 million.

During 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, both Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs. During 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million. On March 18, 2015, the Company closed on the second tranche of the remaining four self-storage facilities comprising the HSRE Acquisition, for an aggregate purchase price of $27.5 million. The four facilities purchased in the second tranche are located in Illinois. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three months ended March 31, 2016 was approximately $0.7 million.

During the year ended December 31, 2015, the Company acquired 13 additional self-storage facilities, including one facility upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $155.0 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $10.7 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three months ended March 31, 2016 was approximately $2.6 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $2.7 million, which fair value includes an outstanding principal balance totaling $2.5 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

2015 Dispositions

On October 8, 2015, the Company sold seven assets in Texas and one asset in Florida for an aggregate sales price of approximately $37.8 million. In connection with these sales, the Company recorded gains that totaled $14.4 million. The proceeds from these sales were held in escrow to fund future acquisitions under a tax free like kind exchange. As of March 31, 2016, the total net proceeds of $36.4 million had been applied to three separate acquisitions, of which one  closed in December 2015 and two closed in January 2016.

On October 2, 2015, USIFB, LLP (“USIFB”), a consolidated real estate joint venture in which the Company owned a 97% interest, sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

Development

As of March 31, 2016, the Company had four contracts through joint ventures for the construction of three self-storage facilities located in New York (see note 12) and one self-storage facility located in Washington, D.C. As part of the acquisition of the PSI Assets, the Company also acquired a self-storage facility that is under construction in North Palm Beach, FL. Construction for all projects is expected to be completed by the second quarter of 2018. As of March 31, 2016, development costs for these projects totaled $79.8 million. Total construction costs for these projects are expected to be $206.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the first quarter of 2016, the Company, through a joint venture in which the Company owns a 51% interest, completed the construction, and opened for operation, a self-storage facility located in New York, NY. Total costs for this project were $31.8 million. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s revenue and earnings associated with the 2016 and 2015 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total revenue	$1,149	$219
Net (loss) income	(1,177)	22

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURE

On December 8, 2015, the Company invested $8.4 million in exchange for a 10% ownership interest in a newly-formed joint venture (“HVP”) that acquired 30 self-storage facilities located in Michigan (16), Massachusetts (6), Tennessee (5), and Florida (3).  On January 26, 2016, the Company invested $0.2 million related to HVP’s acquisition of another facility located in Michigan. HVP paid $199.4 million for these 31 facilities, of which $15.9 million was allocated to the value of the in-place lease intangible. The acquisitions were funded primarily through advances totaling $116.0 million on the venture’s $122.0 million loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner.  The loan bears interest at LIBOR plus 2.00% per annum and matures on December 7, 2018 with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

On March 30, 2016, the Company invested $5.3 million, bringing its total investment in HVP to $13.9 million, in conjunction with HVP’s acquisition of an additional 30 self-storage facilities. These facilities are located in North Carolina (4), South Carolina (21), and Georgia (5), and were previously managed by the Company. HVP paid $112.8 million for these 30 facilities, of which $10.3 million was allocated to the value of the in-place lease intangible. In conjunction with the acquisition, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisition was funded primarily through an advance totaling $61.8 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

As of March 31, 2016, HVP is under contract to purchase an additional seven properties for an aggregate purchase price of approximately $45.8 million (see note 15).

On December 10, 2013, the Company invested a 50% ownership interest in a newly-formed joint venture (“HHF”) that acquired 35 self-storage facilities located in Texas (34) and North Carolina (1). HHF paid $315.7 million for these facilities, of which $12.1 million was allocated to the value of the in-place lease intangible. The Company and the unaffiliated joint venture partner, collectively the “HHF Partners”, each contributed cash equal to 50% of the capital required to fund the acquisition. On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage facilities located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the HVP and HHF ventures as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Assets
Storage facilities, net	$558,654	$456,452
Other assets	28,159	19,677
Total assets	$586,813	$476,129

Liabilities and equity
Other liabilities	$5,359	$4,470
Debt	277,830	212,666
Equity
CubeSmart	100,477	97,281
Joint venture partners	203,147	161,712
Total liabilities and equity	$586,813	$476,129

The following is a summary of results of operations of HVP and HHF for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Total revenues	$12,324	$7,060
Operating expenses	6,441	3,053
Interest expense, net	1,856	931
Depreciation and amortization	9,750	3,552
Net loss	$(5,723)	$(476)
Company’s share of net loss	$(512)	$(238)

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, $54.3 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $445.7 million was available for borrowing under the unsecured revolving portion of the Credit Facility. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of March 31, 2016 that fix 30-day LIBOR (see note 10). As of March 31, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.84%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at March 31, 2016 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2016, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2016	2015	Interest Rate	Date
	(in thousands)
YSI 59	$—	$9,012	4.82%	Mar-16
YSI 60	3,530	3,546	5.04%	Aug-16
YSI 51	6,953	6,984	5.15%	Sep-16
YSI 64	7,745	7,781	3.54%	Oct-16
YSI 62	7,801	7,835	3.54%	Dec-16
YSI 33	10,082	10,154	6.42%	Jul-19
YSI 26	8,560	8,606	4.56%	Nov-20
YSI 57	3,005	3,021	4.61%	Nov-20
YSI 55	23,265	23,369	4.85%	Jun-21
YSI 24	27,007	27,185	4.64%	Jun-21
YSI 65	2,489	2,500	3.85%	Jun-23
Principal balance outstanding	100,437	109,993
Plus: Unamortized fair value adjustment	1,983	2,219
Less: Loan procurement costs, net	(704)	(757)
Total mortgage loans and notes payable, net	$101,716	$111,455

As of March 31, 2016 and December 31, 2015, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $167.4 million and $195.4 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable at March 31, 2016 (in thousands):

2016	$27,324
2017	1,830
2018	1,934
2019	10,902
2020	12,009
2021 and thereafter	46,438
Total mortgage payments	100,437
Plus: Unamortized fair value adjustment	1,983
Less: Loan procurement costs, net	(704)
Total mortgage indebtedness	$101,716

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2016 (in thousands):

Unrealized losses
on interest rate
swaps

Balance at December 31, 2015	$(4,978)
Other comprehensive loss before reclassifications	(1,634)
Amounts reclassified from accumulated other comprehensive loss	1,310
Net current-period other comprehensive income	(324)
Balance at March 31, 2016	$(5,302)

(a)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments at March 31, 2016 and December 31, 2015, respectively (dollars in thousands):

Hedge		Notional				Fair Value
Product	Hedge Type (a)	Amount	Strike	Effective Date	Maturity	March 31, 2016	December 31, 2015

Swap	Cash flow	$40,000	1.8025%	6/20/2011	6/20/2016	$(120)	$(243)
Swap	Cash flow	40,000	1.8025%	6/20/2011	6/20/2016	(120)	(243)
Swap	Cash flow	20,000	1.8025%	6/20/2011	6/20/2016	(60)	(122)
Swap	Cash flow	75,000	1.3360%	12/30/2011	3/31/2017	(581)	(540)
Swap	Cash flow	50,000	1.3360%	12/30/2011	3/31/2017	(387)	(360)
Swap	Cash flow	50,000	1.3360%	12/30/2011	3/31/2017	(387)	(360)
Swap	Cash flow	25,000	1.3375%	12/30/2011	3/31/2017	(194)	(180)
Swap	Cash flow	40,000	2.4590%	6/20/2011	6/20/2018	(1,562)	(1,350)
Swap	Cash flow	40,000	2.4725%	6/20/2011	6/20/2018	(1,574)	(1,364)
Swap	Cash flow	20,000	2.4750%	6/20/2011	6/20/2018	(788)	(683)
		$400,000				$(5,773)	$(5,445)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of March 31, 2016 and December 31, 2015, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $1.3 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2016.  The Company estimates that $3.8 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of March 31, 2016 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$5,773	$—

Total liabilities at fair value	$—	$5,773	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2016 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of March 31, 2016, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2016 and December 31, 2015. The aggregate carrying value of the Company’s debt was $1.3 billion at March 31, 2016 and December 31, 2015. The estimated fair value of the Company’s debt was $1.3 billion at March 31, 2016 and December 31, 2015. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2016 and December 31, 2015. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12. NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

2880 Exterior St, LLC (“Exterior St”) was formed to own, operate, and develop a self-storage facility in New York, NY.  The Company owns a 51% interest in Exterior St, and 49% is owned by another member (the “Exterior St Member”).  The facility is expected to commence operations during 2018.  The Exterior St Member has an option to put its ownership interest in the venture to the Company for $37.8 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Exterior St Member for $37.8 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $37.8 million liability during the development period and has accrued $2.1 million as of March 31, 2016. The Company determined that Exterior St is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Exterior St.  As of March 31, 2016, Exterior St had total assets of $21.5 million and total liabilities of $2.1 million.

3068 Cropsey Avenue, LLC (“Cropsey Ave”) was formed to own, operate, and develop a self-storage facility in Brooklyn, NY.  The Company owns a 51% interest in Cropsey Ave, and 49% is owned by another member (the “Cropsey Ave Member”).  The facility is expected to commence operations during 2017.  The Cropsey Ave Member has an option to put its ownership interest in the venture to the Company for $20.4 million within the one-year period after construction of the facility is substantially complete.  Additionally, the Company has a one-year option to call the ownership interest of the Cropsey Ave Member for $20.4 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $20.4 million liability during the development period and has accrued $4.5 million as of March 31, 2016. The Company determined that Cropsey Ave is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of Cropsey Ave.  As of March 31, 2016, Cropsey Ave had total assets of $13.3 million and total liabilities of $4.6 million.

2301 Tillotson Ave, LLC (“Tillotson”) was formed to own, operate and develop a self-storage facility in New York, NY. The Company owns a 51% interest in Tillotson and 49% is owned by another member (the “Tillotson Member”). The facility is expected to commence operations during 2016. The Tillotson Member has an option to put its ownership interest in the venture to the Company for $17.0 million within the one-year period after construction of the facility is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the Tillotson Member for $17.0 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company is accreting the $17.0 million liability during the development period and has accrued $13.4 million as of March 31, 2016. The Company determined that Tillotson is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of Tillotson. As of March 31, 2016, Tillotson had total assets of $22.2 million and total liabilities of $15.2 million.

251 Jamaica Ave, LLC (“Jamaica Ave”) was formed to own, operate and develop a self-storage facility in New York, NY. The Company owns a 51% interest in Jamaica Ave and 49% is owned by another member (the “Jamaica Ave Member”). The construction was substantially completed and the facility commenced operations during the first quarter of 2016. The Jamaica Ave Member has an option to put its ownership interest in the venture to the Company for $12.5 million within the one-year period after construction of the facility is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the Jamaica Ave Member for $12.5 million beginning on the second anniversary of the facility’s construction being substantially complete. The Company has accreted the $12.5 million liability during the development period and it is fully accrued as of March 31, 2016. The Company determined that Jamaica Ave is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of Jamaica Ave. As of March 31, 2016, Jamaica Ave had total assets of $31.8 million and total liabilities of $13.4 million.

CS SNL New York Ave, LLC and 186 Jamaica Avenue, LLC, collectively known as “SNL”, were formed with a partner to own, operate and develop two self-storage facilities in the boroughs of New York, NY. The Company owns 90% of SNL, and the facilities commenced operations during the fourth quarter of 2015.  The Company determined that

SNL are variable interest entities, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of SNL. As of March 31, 2016, SNL had total assets of $31.3 million and total liabilities of $20.1 million. The Company has provided $19.0 million of a total $22.6 million loan commitment to SNL which is secured by a mortgage on the real estate assets of SNL.  The loan and related interest were eliminated during consolidation.

Shirlington Rd, LLC (“SRLLC”) was formed to own, operate and develop a self-storage facility in Northern Virginia. The Company owns a 90% interest in SRLLC and the facility commenced operations during the second quarter of 2015. The Company consolidates the assets, liabilities and results of operations of SRLLC. During 2013, SRLLC acquired land for development for $13.1 million. In 2014, SRLLC completed the planned subdivision of the land into two parcels and sold one parcel for $6.5 million.  No gain or loss was recorded as a result of this transaction.  SRLLC retained the second parcel of land for the development of the storage facility.  The Company determined that SRLLC is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of SRLLC. As of March 31, 2016, SRLLC had total assets of $16.7 million and total liabilities of $13.1 million. As of March 31, 2016, the Company has provided $13.1 million of a total $14.6 million loan commitment to SRLLC, which loan is secured by a mortgage on the real estate assets of SRLLC. The loan and related interest were eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England. The Company owned a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008. The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of USIFB. On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB. On June 30, 2014, one of the assets was sold for net proceeds of $7.0 million and the loan was repaid with proceeds from the sale.  The loan and any related interest were eliminated during consolidation.  On October 2, 2015, USIFB sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale during the fourth quarter of 2015, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

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

Approximately 1.2% of the outstanding OP Units as of March 31, 2016 and December 31, 2015, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage facility in Washington, D.C.  In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. Additional consideration of $1.5 million will be paid upon the completion of certain milestones within a one-year period from closing. The Company is accreting the $1.5 million liability during the development period and has accrued $1.3 million as of March 31, 2016.

As of March 31, 2016 and December 31, 2015, 2,159,650 OP units were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2016 and December 31, 2015, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $6.1 milllion and $19.6 million at March 31, 2016 and December 31, 2015, respectively.

13. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities. Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2016 and 2015 totaled $0.5 million and $0.2 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities. These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities. The amounts due to the Company were $1.9 million as of March 31, 2016 and December 31, 2015, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company has outstanding mortgage loans receivable from consolidated joint ventures of $32.0 million and $29.6 million as of March 31, 2016 and December 31, 2015, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP operating agreement provides for an acquisition fee payable from HVP to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP or any of its subsidiaries. During the three months ended March 31, 2016, the Company recognized $0.6 million in acquisition fees, in conjunction with the acquisition of 30 self storage facilities on March 30, 2016, which are included in Other income on the consolidated statements of operations.

14. PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company acquired ten self-storage facilities for an aggregate purchase price of approximately $184.4 million (see note 4) and 29 self-storage facilities for an aggregate purchase price of approximately $292.4 million, respectively.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2016 and 2015 as if each had occurred as of January 1, 2015 and 2014, respectively. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2016 and 2015 based on the assumptions described above:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)

Pro forma revenue	$120,091	$111,948
Pro forma net income	$23,672	$12,924
Earnings per common share:
Basic and diluted - as reported	$0.08	$0.04
Basic - as pro forma	$0.13	$0.07
Diluted - as pro forma	$0.12	$0.07

15. SUBSEQUENT EVENTS

Subsequent to March 31, 2016, the Company acquired two self-storage facilities in Colorado (1) and Texas (1), for an aggregate purchase price of approximately $23.0 million.

Subsequent to March 31, 2016, HVP acquired five self-storage facilities in Tennessee (4) and Massachussetts (1) for an aggregate purchase price of $36.1 million.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.  Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”.  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2015.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2016 and December 31, 2015, we owned 456 and 445 self-storage facilities, respectively, totaling approximately 31.4 million and 30.4 million rentable square feet, respectively.  As of March 31, 2016, we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of March 31, 2016, we managed 252 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture in which we own a 50% interest, and 61 facilities containing an aggregate of approximately 3.2 million rentable square feet as part of a separate unconsolidated real estate venture in which we own a 10% interest) bringing the total number of facilities which we owned and/or managed to 708.  As of March 31, 2016, we managed facilities for third parties in the following 24 states: Alabama, Arizona, California, Colorado, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Rhode Island, South Carolina, Tennessee, Texas and Virginia.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the three months ended March 31, 2016.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2016 and 2015.

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

Recent Accounting Pronouncements

    In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU“) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

    In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

    In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information.  The standard also requires additional disclosure about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as there have been no measurement-period adjustments recorded.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the

Company’s consolidated financial position or results of operations as the update only related to changes in financial statement presentation.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as none of its existing consolidation conclusions were changed.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At March 31, 2016, we owned 407 same-store facilities and 49 non-same-store facilities.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At March 31, 2016 and 2015, we owned 456 and 428 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2015 through March 31, 2016:

	2016	2015

Balance - January 1	445	421
Facilities acquired	10	7
Facilities developed	1	—
Balance - March 31	456	428
Facilities acquired		4
Facilities developed		1
Balance - June 30		433
Facilities acquired		5
Balance - September 30		438
Facilities acquired		13
Facilities developed		2
Facilities sold		(8)
Balance - December 31		445

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2016	2015	(Decrease)	Change	2016	2015	2016	2015	2016	2015	(Decrease)	Change
REVENUES:
Rental income	$96,568	$88,941	$7,627	8.6%	$8,429	$2,615	$—	$—	$104,997	$91,556	$13,441	14.7%
Other property related income	10,073	9,475	598	6.3%	866	318	824	750	11,763	10,543	1,220	11.6%
Property management fee income	—	—	—	—	—	—	2,111	1,589	2,111	1,589	522	32.9%
Total revenues	106,641	98,416	8,225	8.4%	9,295	2,933	2,935	2,339	118,871	103,688	15,183	14.6%

OPERATING EXPENSES:
Property operating expenses	31,818	32,135	(317)	(1.0)%	3,819	1,299	4,582	3,997	40,219	37,431	2,788	7.4%
NET OPERATING INCOME (LOSS):	74,823	66,281	8,542	12.9%	5,476	1,634	(1,647)	(1,658)	78,652	66,257	12,395	18.7%

Property count	407	407			49	21			456	428
Total square footage	27,812	27,812			3,538	1,234			31,350	29,046
Period End Occupancy (1)	92.3%	91.0%			74.1%	76.9%			90.3%	90.3%
Period Average Occupancy (2)	91.9%	90.4%
Realized annual rent per occupied sq. ft. (3)	$15.11	$14.15

Depreciation and amortization									39,356	37,895	1,461	3.9%
General and administrative									8,228	7,173	1,055	14.7%
Acquisition related costs									2,342	510	1,832	359.2%
Subtotal									49,926	45,578	4,348	9.5%
OPERATING INCOME									28,726	20,679	8,047	38.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(12,084)	(11,057)	(1,027)	(9.3)%
Loan procurement amortization expense									(605)	(546)	(59)	(10.8)%
Equity in losses of real estate ventures									(512)	(238)	(274)	(115.1)%
Other									330	(316)	646	204.4%
Total other expense									(12,871)	(12,157)	(714)	(5.9)%

NET INCOME									15,855	8,522	7,333	86.0%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(172)	(91)	(81)	(89.0)%
Noncontrolling interests in subsidiaries									67	3	64	(2,133.3)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$15,750	$8,434	$7,316	86.7%
Distribution to preferred shareholders									(1,502)	(1,502)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$14,248	$6,932	$7,316	105.5%

(1)	Represents occupancy at March 31st of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $91.6 million during the three months ended March 31, 2015 to $105.0 million during the three months ended March 31, 2016, an increase of $13.4 million, or 14.7%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 150 basis points and higher rental rates.  Realized annual rent per square foot increased 6.8% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.  The remaining increase is primarily attributable to $5.8 million of additional income from the facilities acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income increased from $10.5 million during the three months ended March 31, 2015 to $11.8 million during the three months ended March 31, 2016, an increase of $1.3 million, or 12.4%.  This increase is primarily attributable to $0.8 million of increased tenant insurance commissions for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Operating Expenses

Property operating expenses increased from $37.4 million during the three months ended March 31, 2015 to $40.2 million during the three months ended March 31, 2016, an increase of $2.8 million, or 7.5%.  This increase is attributable to $3.1 million of increased expenses associated with newly acquired facilities offset by a $0.3 million decrease in property operating expenses on the same-store portfolio primarily due to reduced snow removal costs.

Depreciation and amortization increased from $37.9 million during the three months ended March 31, 2015 to $39.4 million during the three months ended March 31, 2016, an increase of $1.5 million, or 4.0%. This increase is primarily attributable to depreciation and amortization expenses related to the 2015 and 2016 acquisitions.

General and administrative expenses increased from $7.2 million during the three months ended March 31, 2015 to $8.2 million, an increase of $1.0 million, or 13.9%. The change is primarily attributable to $0.5 million of increased payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs increased from $0.5 million during the three months ended March 31, 2015 to $2.3 million during the three months ended March 31, 2016.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.

Other (Expense) Income

Interest expense increased from $11.1 million during the three months ended March 31, 2015 to $12.1 million during the three months ended March 31, 2016, an increase of $1.0 million, or 9.0%.  The increase is primarily attributable to a higher amount of outstanding debt during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The average debt balance increased $116.0 million to $1.3 billion during the three months ended March 31, 2016 as compared to $1.2 billion during the three months ended March 31, 2015 as the result of borrowings to fund a portion of the Company’s acquisition activity.

Cash Flows

Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2016 and 2015 is as follows (in thousands):

	Three Months Ended March 31,
Net cash provided by (used in):	2016	2015	Change
	(in thousands)

Operating activities	$61,933	$43,425	$18,508
Investing activities	$(196,884)	$(53,928)	$(142,956)
Financing activities	$74,836	$10,619	$64,217

Cash provided by operating activities for the three months ended March 31, 2016 and 2015 was $61.9 million and $43.4 million, respectively, reflecting an increase of $18.5 million.  Our principal source of cash flow is from the operation of our facilities. During the three months ended March 31, 2016, our increased cash flow from operating activities was primarily attributable to our 2016 and 2015 acquisitions and increased net operating income levels on the same-store portfolio in the 2016 period as compared to the 2015 period.

Cash used in investing activities increased from $53.9 million for the three months ended March 31, 2015 to $196.9 million for the three months ended March 31, 2016, reflecting an increase of $143.0 million.  The change is primarily driven by an increase in cash used for acquisitions of self-storage facilities. Cash used during the three months ended March 31, 2016, relates to the acquisition of 10 facilities for an aggregate purchase price of $184.4 million, while cash used in investing activities during the three months ended March 31, 2015 relates to the acquisition of seven facilities for an aggregate purchase price of $49.3 million, net of $2.7 million of assumed debt.

For the three months ended March 31, 2016 and 2015, cash provided by financing activities was $74.8 million and $10.6 million, respectively, reflecting an increase of $64.2 million.  This change is primarily a result of a $52.3 million net increase in revolving credit facility borrowings during the three months ended March 31, 2016 compared to the three months ended March 31, 2015. Additionally, net proceeds from the issuance of common shares under our “at-the-market” equity program increased $33.4 million during the three months ended March 31, 2016 compared to the same period in 2015. These increases were partially offset by the $8.3 million increase in principal payments on mortgage loans, as we repaid one secured loan during the three months ended March 31, 2016 with no repayments during the three months ended March 31, 2015. Also offsetting the increase, cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the Operating Partnership increased $10.5 million from the three months ended March 31, 2015 to the three months ended March 31, 2016, as a result of the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2016 fiscal year, we expect recurring capital expenditures to be approximately $12.0 million to $17.0 million, planned capital improvements and facility upgrades to be approximately $4.0 million to $9.0 million and costs associated with the development of new facilities to be approximately $38.0 million to $43.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $27.3 million for the remainder of 2016.

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

As of March 31, 2016, we had approximately $2.8 million in available cash and cash equivalents.  In addition, we had approximately $445.7 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On October 26, 2015, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.00% unsecured senior notes due November 15, 2025 (the “2025 Senior Notes”). On December 17, 2013, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023 (the “2023 Senior Notes”).  On June 26, 2012, the Operating Partnership issued $250.0 million in aggregate principal amount of 4.80% unsecured senior notes due July 15, 2022 (the “2022 Senior Notes”).  The 2025 Senior Notes, 2023 Senior Notes, and 2022 Senior Notes are collectively referred to as the “Senior Notes.”

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, $54.3 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $445.7 million was available for borrowing under the unsecured revolving portion of the Credit Facility.  In connection with a portion of the unsecured borrowings, we had interest rate swaps as of March 31, 2016 that fix 30-day LIBOR (see note 10 to the unaudited consolidated financial statements).  As of March 31, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.84%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at March 31, 2016 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2016, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

During the three months ended March 31, 2016, we sold a total of 2.0 million common shares under the Equity Distribution Agreements at an average sales price of $31.47 per share, resulting in gross proceeds of $63.7 million under the program.  We incurred $0.8 million of offering costs in conjunction with the 2016 sales.  We used proceeds from the sales conducted during the three months ended March 31, 2016 to fund acquisitions of storage facilities and for general corporate purposes.  As of March 31, 2016, 8.2 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to March 31, 2016, we acquired two self-storage facilities in Colorado (1) and Texas (1), for an aggregate purchase price of approximately $23.0 million.

Subsequent to March 31, 2016, HVP acquired five self-storage facilities in Tennessee (4) and Massachussetts (1) for an aggregate purchase price of $36.1 million.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): gains from sale of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015

Net income attributable to the Company’s common shareholders	$14,248	$6,932

Add (deduct):
Real estate depreciation and amortization:
Real property	38,899	37,464
Company’s share of unconsolidated real estate ventures	2,391	1,776
Noncontrolling interests in the Operating Partnership	172	91
FFO attributable to common shareholders and OP unitholders	$55,710	$46,263

Add:
Acquisition related costs (1)	2,478	510
FFO attributable to common shareholders and OP unitholders, as adjusted	$58,188	$46,773
Weighted-average diluted shares and units outstanding	179,421	169,421

______________________

(1)

Acquisition related costs for the three months ended March 31, 2016 include $0.1 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

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

As of March 31, 2016, our consolidated debt consisted of $1.2 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of March 31, 2016, there were $54.3 million of outstanding credit facility borrowings subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $63.9 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $72.7 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 - January 31	52,251	$30.49	N/A	3,000,000
February 1 - February 29	105	$31.28	N/A	3,000,000
March 1 - March 31	75	$31.07	N/A	3,000,000
Total	52,431	$30.49	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.
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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: April 29, 2016	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: April 29, 2016	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.