Form 10-Q
period 2016-06-30
CubeSmart; CubeSmart, L.P.
filed 2016-07-29
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 27, 2016
Common shares, $0.01 par value per share, of CubeSmart	179,292,330

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2016 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2016, owned a 98.8% interest in the Operating Partnership. The remaining 1.2% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Storage facilities	$3,861,096	$3,467,032
Less: Accumulated depreciation	(652,657)	(594,049)
Storage facilities, net (including VIE assets of $203,341 and $136,274, respectively)	3,208,439	2,872,983
Cash and cash equivalents	3,423	62,869
Restricted cash	9,017	24,600
Loan procurement costs, net of amortization	2,475	2,800
Investment in real estate ventures, at equity	99,915	97,281
Other assets, net	39,240	43,631
Total assets	$3,362,509	$3,104,164

LIABILITIES AND EQUITY
Unsecured senior notes, net	$742,402	$741,904
Revolving credit facility	150,000	—
Unsecured term loans, net	398,466	398,183
Mortgage loans and notes payable, net	138,716	111,455
Accounts payable, accrued expenses and other liabilities	96,795	85,034
Distributions payable	39,449	38,685
Deferred revenue	19,868	17,519
Security deposits	402	403
Total liabilities	1,586,098	1,393,183

Noncontrolling interests in the Operating Partnership	68,581	66,128

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	31	31
Common shares $.01 par value, 400,000,000 shares authorized, 178,249,897 and 174,667,870 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,782	1,747
Additional paid-in capital	2,332,742	2,231,181
Accumulated other comprehensive loss	(4,623)	(4,978)
Accumulated deficit	(627,689)	(584,654)
Total CubeSmart shareholders’ equity	1,702,243	1,643,327
Noncontrolling interests in subsidiaries	5,587	1,526
Total equity	1,707,830	1,644,853
Total liabilities and equity	$3,362,509	$3,104,164

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES
Rental income	$111,538	$96,803	$216,535	$188,359
Other property related income	12,643	11,385	24,406	21,928
Property management fee income	2,345	1,683	4,456	3,272
Total revenues	126,526	109,871	245,397	213,559
OPERATING EXPENSES
Property operating expenses	41,607	38,210	81,826	75,641
Depreciation and amortization	41,448	38,086	80,804	75,981
General and administrative	7,891	7,114	16,119	14,287
Acquisition related costs	2,563	753	4,905	1,263
Total operating expenses	93,509	84,163	183,654	167,172
OPERATING INCOME	33,017	25,708	61,743	46,387
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(12,200)	(10,868)	(24,284)	(21,925)
Loan procurement amortization expense	(611)	(659)	(1,216)	(1,205)
Equity in losses of real estate ventures	(724)	(100)	(1,236)	(338)
Other	901	(208)	1,231	(524)
Total other expense	(12,634)	(11,835)	(25,505)	(23,992)
NET INCOME	20,383	13,873	36,238	22,395
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(227)	(161)	(399)	(252)
Noncontrolling interest in subsidiaries	268	12	335	15
NET INCOME ATTRIBUTABLE TO THE COMPANY	20,424	13,724	36,174	22,158
Distribution to preferred shareholders	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$18,922	$12,222	$33,170	$19,154

Basic earnings per share attributable to common shareholders	$0.11	$0.07	$0.19	$0.12
Diluted earnings per share attributable to common shareholders	$0.11	$0.07	$0.19	$0.11

Weighted-average basic shares outstanding	177,880	166,683	176,838	166,096
Weighted-average diluted shares outstanding	179,221	168,224	178,172	167,655

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$20,383	$13,873	$36,238	$22,395
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(581)	(357)	(2,235)	(2,686)
Reclassification of realized losses on interest rate swaps	1,268	1,572	2,594	3,137
Unrealized gain (loss) on foreign currency translation	—	268	—	(69)
OTHER COMPREHENSIVE INCOME	687	1,483	359	382
COMPREHENSIVE INCOME	21,070	15,356	36,597	22,777
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(235)	(180)	(403)	(256)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	268	5	335	18
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$21,103	$15,181	$36,529	$22,539

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries									4,396	4,396
Issuance of common shares	2,820	28			88,574			88,602		88,602
Issuance of restricted shares	121	1						1		1
Issuance of OP units											1,500
Exercise of stock options	641	6			12,193			12,199		12,199
Amortization of restricted shares					171			171		171
Share compensation expense					623			623		623
Adjustment for noncontrolling interest in the Operating Partnership							(1,469)	(1,469)		(1,469)	1,469
Net income (loss)							36,174	36,174	(335)	35,839	399
Other comprehensive income, net						355		355		355	4
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(74,736)	(74,736)		(74,736)	(919)
Balance at June 30, 2016	178,250	$1,782	3,100	$31	$2,332,742	$(4,623)	$(627,689)	$1,702,243	$5,587	$1,707,830	$68,581

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries									178	178
Issuance of common shares	2,339	24			56,453			56,477		56,477
Issuance of restricted shares	154	1						1		1
Issuance of OP units											500
Conversion from units to shares	12				296			296		296	(296)
Exercise of stock options	976	10			9,349			9,359		9,359
Amortization of restricted shares					(36)			(36)		(36)
Share compensation expense					491			491		491
Adjustment for noncontrolling interest in the Operating Partnership							(2,913)	(2,913)		(2,913)	2,913
Net income (loss)							22,158	22,158	(15)	22,143	252
Other comprehensive income (loss), net						381		381	(3)	378	4
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(53,433)	(53,433)		(53,433)	(724)
Balance at June 30, 2015	167,438	$1,674	3,100	$31	$2,040,861	$(8,378)	$(556,385)	$1,477,803	$1,752	$1,479,555	$52,472

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$36,238	$22,395
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,020	77,186
Equity in losses of real estate ventures	1,236	338
Equity compensation expense	794	455
Accretion of fair market value adjustment of debt	(504)	(803)
Changes in other operating accounts:
Restricted cash	272	190
Other assets	(3,630)	(3,896)
Accounts payable and accrued expenses	5,891	3,306
Other liabilities	1,660	1,517
Net cash provided by operating activities	$123,977	$100,688
Investing Activities
Acquisitions of storage facilities	(235,577)	(85,627)
Additions and improvements to storage facilities	(13,261)	(11,874)
Development costs	(94,496)	(37,026)
Investment in real estate ventures, at equity	(7,586)	—
Cash distributed from real estate ventures	3,716	3,000
Fundings of notes receivable	—	(4,100)
Change in restricted cash	137	(63)
Net cash used in investing activities	$(347,067)	$(135,690)
Financing Activities
Proceeds from:
Revolving credit facility	655,100	378,700
Principal payments on:
Revolving credit facility	(505,100)	(295,100)
Mortgage loans and notes payable	(13,659)	(55,451)
Loan procurement costs	—	(2,283)
Proceeds from issuance of common shares, net	88,603	56,478
Exercise of stock options	12,199	9,359
Contributions from noncontrolling interests in subsidiaries	4,396	178
Distributions paid to common shareholders	(73,984)	(52,887)
Distributions paid to preferred shareholders	(3,004)	(3,004)
Distributions paid to noncontrolling interests in Operating Partnership	(907)	(722)
Net cash provided by financing activities	$163,644	$35,268
Change in cash and cash equivalents	(59,446)	266
Cash and cash equivalents at beginning of period	62,869	2,901
Cash and cash equivalents at end of period	$3,423	$3,167
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$26,879	$23,893
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(22,019)	$—
Accretion of liability, net	$4,174	$7,427
Derivative valuation adjustment	$359	$451
Foreign currency translation adjustment	$—	$(69)
Mortgage loan assumptions	$41,513	$2,695

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Storage facilities	$3,861,096	$3,467,032
Less: Accumulated depreciation	(652,657)	(594,049)
Storage facilities, net (including VIE assets of $203,341 and $136,274, respectively)	3,208,439	2,872,983
Cash and cash equivalents	3,423	62,869
Restricted cash	9,017	24,600
Loan procurement costs, net of amortization	2,475	2,800
Investment in real estate ventures, at equity	99,915	97,281
Other assets, net	39,240	43,631
Total assets	$3,362,509	$3,104,164

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$742,402	$741,904
Revolving credit facility	150,000	—
Unsecured term loans, net	398,466	398,183
Mortgage loans and notes payable, net	138,716	111,455
Accounts payable, accrued expenses and other liabilities	96,795	85,034
Distributions payable	39,449	38,685
Deferred revenue	19,868	17,519
Security deposits	402	403
Total liabilities	1,586,098	1,393,183

Limited Partnership interests of third parties	68,581	66,128

Commitments and contingencies

Capital
Operating Partner	1,706,866	1,648,305
Accumulated other comprehensive loss	(4,623)	(4,978)
Total CubeSmart, L.P. capital	1,702,243	1,643,327
Noncontrolling interests in subsidiaries	5,587	1,526
Total capital	1,707,830	1,644,853
Total liabilities and capital	$3,362,509	$3,104,164

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

REVENUES
Rental income	$111,538	$96,803	$216,535	$188,359
Other property related income	12,643	11,385	24,406	21,928
Property management fee income	2,345	1,683	4,456	3,272
Total revenues	126,526	109,871	245,397	213,559
OPERATING EXPENSES
Property operating expenses	41,607	38,210	81,826	75,641
Depreciation and amortization	41,448	38,086	80,804	75,981
General and administrative	7,891	7,114	16,119	14,287
Acquisition related costs	2,563	753	4,905	1,263
Total operating expenses	93,509	84,163	183,654	167,172
OPERATING INCOME	33,017	25,708	61,743	46,387
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(12,200)	(10,868)	(24,284)	(21,925)
Loan procurement amortization expense	(611)	(659)	(1,216)	(1,205)
Equity in losses of real estate ventures	(724)	(100)	(1,236)	(338)
Other	901	(208)	1,231	(524)
Total other expense	(12,634)	(11,835)	(25,505)	(23,992)
NET INCOME	20,383	13,873	36,238	22,395
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	268	12	335	15
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	20,651	13,885	36,573	22,410
Operating Partnership interests of third parties	(227)	(161)	(399)	(252)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	20,424	13,724	36,174	22,158
Distribution to preferred unitholders	(1,502)	(1,502)	(3,004)	(3,004)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$18,922	$12,222	$33,170	$19,154

Basic earnings per unit attributable to common unitholders	$0.11	$0.07	$0.19	$0.12
Diluted earnings per unit attributable to common unitholders	$0.11	$0.07	$0.19	$0.11

Weighted-average basic units outstanding	177,880	166,683	176,838	166,096
Weighted-average diluted units outstanding	179,221	168,224	178,172	167,655

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

NET INCOME	$20,383	$13,873	$36,238	$22,395
Other comprehensive (loss) income:
Unrealized losses on interest rate swaps	(581)	(357)	(2,235)	(2,686)
Reclassification of realized losses on interest rate swaps	1,268	1,572	2,594	3,137
Unrealized gain (loss) on foreign currency translation	—	268	—	(69)
OTHER COMPREHENSIVE INCOME	687	1,483	359	382
COMPREHENSIVE INCOME	21,070	15,356	36,597	22,777
Comprehensive income attributable to Operating Partnership interests of third parties	(235)	(180)	(403)	(256)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	268	5	335	18
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$21,103	$15,181	$36,529	$22,539

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries						4,396	4,396
Issuance of common OP units	2,820		88,602		88,602		88,602
Issuance of restricted OP units	121		1		1		1
Issuance of OP Units								1,500
Exercise of OP unit options	641		12,199		12,199		12,199
Amortization of restricted OP units			171		171		171
OP unit compensation expense			623		623		623
Adjustment for Limited Partnership interest of third parties			(1,469)		(1,469)		(1,469)	1,469
Net income (loss)			36,174		36,174	(335)	35,839	399
Other comprehensive income, net				355	355		355	4
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(74,736)		(74,736)		(74,736)	(919)
Balance at June 30, 2016	178,250	3,100	$1,706,866	$(4,623)	$1,702,243	$5,587	$1,707,830	$68,581

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries						178	178
Issuance of common OP units	2,339		56,477		56,477		56,477
Issuance of restricted OP units	154		1		1		1
Issuance of OP units								500
Conversion from units to shares	12		296		296		296	(296)
Exercise of OP unit options	976		9,359		9,359		9,359
Amortization of restricted OP units			(36)		(36)		(36)
OP unit compensation expense			491		491		491
Adjustment for Operating Partnership interest of third parties			(2,913)		(2,913)		(2,913)	2,913
Net income (loss)			22,158		22,158	(15)	22,143	252
Other comprehensive income (loss), net				381	381	(3)	378	4
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(53,433)		(53,433)		(53,433)	(724)
Balance at June 30, 2015	167,438	3,100	$1,486,181	$(8,378)	$1,477,803	$1,752	$1,479,555	$52,472

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$36,238	$22,395
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,020	77,186
Equity in losses of real estate ventures	1,236	338
Equity compensation expense	794	455
Accretion of fair market value adjustment of debt	(504)	(803)
Changes in other operating accounts:
Restricted cash	272	190
Other assets	(3,630)	(3,896)
Accounts payable and accrued expenses	5,891	3,306
Other liabilities	1,660	1,517
Net cash provided by operating activities	$123,977	$100,688
Investing Activities
Acquisitions of storage facilities	(235,577)	(85,627)
Additions and improvements to storage facilities	(13,261)	(11,874)
Development costs	(94,496)	(37,026)
Investment in real estate ventures, at equity	(7,586)	—
Cash distributed from real estate ventures	3,716	3,000
Fundings of notes receivable	—	(4,100)
Change in restricted cash	137	(63)
Net cash used in investing activities	$(347,067)	$(135,690)
Financing Activities
Proceeds from:
Revolving credit facility	655,100	378,700
Principal payments on:
Revolving credit facility	(505,100)	(295,100)
Mortgage loans and notes payable	(13,659)	(55,451)
Loan procurement costs	—	(2,283)
Proceeds from issuance of common OP units	88,603	56,478
Exercise of OP unit options	12,199	9,359
Contributions from noncontrolling interests in subsidiaries	4,396	178
Distributions paid to common OP unitholders	(74,891)	(53,609)
Distributions paid to preferred OP unitholders	(3,004)	(3,004)
Net cash provided by financing activities	$163,644	$35,268
Change in cash and cash equivalents	(59,446)	266
Cash and cash equivalents at beginning of period	62,869	2,901
Cash and cash equivalents at end of period	$3,423	$3,167
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$26,879	$23,893
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(22,019)	$—
Accretion of liability, net	$4,174	$7,427
Derivative valuation adjustment	$359	$451
Foreign currency translation adjustment	$—	$(69)
Mortgage loan assumptions	$41,513	$2,695

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2016, the Company owned self-storage facilities located in 22 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of June 30, 2016, the Parent Company owned approximately 98.8% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2015, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as the update only related to changes in financial statement presentation as discussed in notes 6 and 7.

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

3. STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2016	2015
	(in thousands)
Land	$649,615	$588,503
Buildings and improvements	2,778,802	2,534,193
Equipment	269,739	243,442
Construction in progress	162,940	100,894
Storage facilities	3,861,096	3,467,032
Less Accumulated depreciation	(652,657)	(594,049)
Storage facilities, net	$3,208,439	$2,872,983

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2015 through June 30, 2016:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Facilities	(in thousands)

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver / Aurora	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
			17	$270,925

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800

4. INVESTMENT ACTIVITY

2016 Acquisitions

During the six months ended June 30, 2016, the Company acquired 17 self-storage facilities, including three facilities upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $270.9 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $9.8 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2016 was approximately $3.0 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if necessary, will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. There have been no adjustments made to the purchase price allocation of assets acquired and liabilities assumed during 2015 and 2016.

As of June 30, 2016, the Company was under contract and had made aggregate deposits of $1.5 million associated with three facilities under construction for a total purchase price of $43.3 million. In connection with one of the facilities, the Company provided a $4.1 million loan, which was repaid to the Company in full in December 2015, for the purpose of acquiring the premises on which the facility will be built. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these three facilities is expected to occur by the first quarter of 2017 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2015 Acquisitions

On December 15, 2015, the Company acquired all of the issued and outstanding uncertificated shares of common stock of a privately held self-storage REIT (“PSI”) for $115.8 million. As of the date of the acquisition, PSI owned real property consisting of 12 fully operational self-storage facilities which were acquired for $109.8 million, and one self-storage facility that remains under construction, which was acquired for $6.0 million (the “PSI Assets”). The PSI Assets are located in Arizona, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, and Texas. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $6.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2016 was approximately $3.4 million.

During 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, both Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs. During 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million. On March 18, 2015, the Company closed on the second tranche of the remaining four self-storage facilities comprising the HSRE Acquisition, for an aggregate purchase price of $27.5 million. The four facilities purchased in the second tranche are located in Illinois. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2016 was approximately $0.7 million.

During the year ended December 31, 2015, the Company acquired 13 additional self-storage facilities, including one facility upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $155.0 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $10.7 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2016 was approximately $4.8 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $2.7 million, which fair value includes an outstanding principal balance totaling $2.5 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

2015 Dispositions

On October 8, 2015, the Company sold seven assets in Texas and one asset in Florida for an aggregate sales price of approximately $37.8 million. In connection with these sales, the Company recorded gains that totaled $14.4 million. The proceeds from these sales were held in escrow to fund future acquisitions under a tax free like kind exchange. As of June 30, 2016, the total net proceeds of $36.4 million had been applied to three separate acquisitions, of which one closed in December 2015 and two closed in January 2016.

On October 2, 2015, USIFB, LLP (“USIFB”), a consolidated real estate joint venture in which the Company owned a 97% interest, sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

Development

As of June 30, 2016, the Company had three contracts through joint ventures for the construction of three self-storage facilities located in New York (see note 12). As part of the acquisition of the PSI Assets, the Company also acquired a self-storage facility that is under construction in North Palm Beach, FL. Additionally, during the quarter ended June 30, 2016, the Company issued 61,224 OP Units, valued at approximately $1.5 million, to pay the remaining consideration on its self-storage facility that is under construction in Washington, D.C. and was previously owned by a joint venture.  Construction for all projects is expected to be completed by the second quarter of 2018. As of June 30, 2016, development costs for these projects totaled $136.8 million. Total construction costs for these projects is expected to be $218.2 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the second quarter of 2016, the Company, through a joint venture in which the Company owns a 51% interest, completed the construction, and opened for operation, a self-storage facility located in Bronx, NY. Total costs for this project were $32.2 million. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the first quarter of 2016, the Company, through a joint venture in which the Company owned a 51% interest, completed the construction, and opened for operation, a self-storage facility located in Queens, NY. Total costs for this project were $31.8 million. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets. On April 5, 2016, the noncontrolling member put its 49% ownership interest in the venture to the Company for $12.5 million.

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

The following table summarizes the Company’s revenue and earnings associated with the 2016 and 2015 acquisitions from the respective acquisition dates in the period they were acquired, included in the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue	$3,250	$1,524	$4,398	$1,743
Net loss	(2,799)	(1,146)	(3,976)	(1,124)

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

During the fourth quarter of 2015, the Company invested a 10% ownership interest in a newly-formed joint venture (“HVP”) that agreed to acquire a property portfolio comprised of 37 self-storage facilities located in Michigan (17), Tennessee (10), Massachusetts (7), and Florida (3). HVP paid $242.5 million for these 37 facilities, of which $18.9 million was allocated to the value of the in-place lease intangible. HVP acquired 30 of the facilities on December 8, 2015 for $193.7 million, one of the facilities on January 26, 2016 for $5.7 million, five of the facilities on April 21, 2016 for $36.1 million, and one of the facilities on June 15, 2016 for $7.0 million. In connection with six of the acquired facilities, HVP assumed mortgage debt that was recorded at a fair value of $25.3 million, which includes an outstanding principal balance totaling $23.7 million and a net premium of $1.6 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded through advances totaling $116.0 million on the venture’s $122.0 million loan facility and amounts contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $10.7 million. The loan facility bears interest at LIBOR plus 2.00% per annum and matures on December 7, 2018 with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

During the first quarter of 2016, HVP agreed to acquire a property portfolio comprised of 31 self-storage facilities located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company for $115.5 million. HVP acquired 30 of the facilities on March 30, 2016 for $112.8 million, of which $10.3 million was allocated to the value of the in-place lease intangible. The remaining property is under contract to be acquired subsequent to June 30, 2016. In conjunction with the acquisition, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisition was funded primarily through an advance totaling $61.8 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $5.3 million, bringing its total investment in HVP to $16.0 million as of June 30, 2016. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

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

Based upon the facts and circumstances at formation of HVP and HHF, the Company determined that neither entity is a VIE in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate HVP and HHF. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, HVP and HHF are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in HVP and HHF are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in HVP and HHF are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the HVP and HHF ventures as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Assets
Storage facilities, net	$594,334	$456,452
Other assets	24,344	17,536
Total assets	$618,678	$473,988

Liabilities and equity
Other liabilities	$7,608	$4,470
Debt	299,815	210,525
Equity
CubeSmart	99,915	97,281
Joint venture partners	211,340	161,712
Total liabilities and equity	$618,678	$473,988

The following is a summary of results of operations of HVP and HHF for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Total revenues	$16,659	$7,465	$28,983	$14,525
Operating expenses	7,420	3,174	13,862	6,227
Interest expense, net	2,469	931	4,324	1,862
Depreciation and amortization	14,436	3,560	24,186	7,112
Net loss	$(7,666)	$(200)	$(13,389)	$(676)
Company’s share of net loss	$(724)	$(100)	$(1,236)	$(338)

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

During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to reclassify debt financing costs, which were previously included in loan procurement costs, net of amortization on the Company’s consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability. As of June 30, 2016 and December, 31, 2015, unsecured senior notes are presented net of unamortized loan procurement costs of $7.6 million and $8.1 million, respectively, on the consolidated balance sheets.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the

Operating Partnership and its consolidated subsidiaries. As of June 30, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

On April 22, 2015, the Company further amended its Credit Facility with respect to the Revolver. Among other things, the amendment increased the aggregate amount of the Revolver from $300.0 million to $500.0 million, decreased the facility fee from 0.20% to 0.15% and extended the maturity date to April 22, 2020.

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

During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to reclassify debt financing costs, which were previously included in loan procurement costs, net of amortization on the Company’s consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability. As of June 30, 2016 and December, 31, 2015, unsecured term loans are presented net of unamortized loan procurement costs of $1.5 million and $1.8 million, respectively, on the consolidated balance sheets. Deferred financing costs associated with the Revolver remain in loan procurement costs, net of amortization on the Company’s consolidated balance sheets.

As of June 30, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, $150.0 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility, and $350.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of June 30, 2016 that fix 30-day LIBOR (see note 10). As of June 30, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.41%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at June 30, 2016 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2016, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2016	2015	Interest Rate	Date
	(in thousands)
YSI 59	$—	$9,012	4.82%	Mar-16
YSI 60	—	3,546	5.04%	Aug-16
YSI 51	6,921	6,984	5.15%	Sep-16
YSI 64	7,710	7,781	3.54%	Oct-16
YSI 62	7,769	7,835	3.54%	Dec-16
YSI 67	6,291	—	2.55%	Mar-17
YSI 33	10,009	10,154	6.42%	Jul-19
YSI 26	8,515	8,606	4.56%	Nov-20
YSI 57	2,989	3,021	4.61%	Nov-20
YSI 55	23,163	23,369	4.85%	Jun-21
YSI 24	26,830	27,185	4.64%	Jun-21
YSI 65	2,479	2,500	3.85%	Jun-23
YSI 66	32,510	—	3.51%	Jun-23
Principal balance outstanding	135,186	109,993
Plus: Unamortized fair value adjustment	4,375	2,219
Less: Loan procurement costs, net	(845)	(757)
Total mortgage loans and notes payable, net	$138,716	$111,455

As of June 30, 2016 and December 31, 2015, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $244.8 million and $195.4 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2016 (in thousands):

2016	$23,601
2017	8,576
2018	2,490
2019	11,485
2020	12,615
2021 and thereafter	76,419
Total mortgage payments	135,186
Plus: Unamortized fair value adjustment	4,375
Less: Loan procurement costs, net	(845)
Total mortgage indebtedness	$138,716

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2016 (in thousands):

Unrealized losses
on interest rate
swaps

Balance at December 31, 2015	$(4,978)
Other comprehensive loss before reclassifications	(2,208)
Amounts reclassified from accumulated other comprehensive loss	2,563
Net current-period other comprehensive income	355
Balance at June 30, 2016	$(4,623)

(a)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2016 and December 31, 2015, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount					Fair Value
Product	Type (a)	June 30, 2016	December 31, 2015	Strike	Effective Date	Maturity	June 30, 2016	December 31, 2015

Swap	Cash flow	$—	$40,000	1.8025%	6/20/2011	6/20/2016	$—	$(243)
Swap	Cash flow	—	40,000	1.8025%	6/20/2011	6/20/2016	—	(243)
Swap	Cash flow	—	20,000	1.8025%	6/20/2011	6/20/2016	—	(122)
Swap	Cash flow	75,000	75,000	1.3360%	12/30/2011	3/31/2017	(487)	(540)
Swap	Cash flow	50,000	50,000	1.3360%	12/30/2011	3/31/2017	(325)	(360)
Swap	Cash flow	50,000	50,000	1.3360%	12/30/2011	3/31/2017	(325)	(360)
Swap	Cash flow	25,000	25,000	1.3375%	12/30/2011	3/31/2017	(162)	(180)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(1,508)	(1,350)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(1,519)	(1,364)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(760)	(683)
		$300,000	$400,000				$(5,086)	$(5,445)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2016 and December 31, 2015, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $2.6 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the six months ended June 30, 2016.  The Company estimates that $3.3 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of June 30, 2016 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$5,086	$—

Total liabilities at fair value	$—	$5,086	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2016 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of June 30, 2016, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2016 and December 31, 2015. The aggregate carrying value of the Company’s debt was $1.4 billion and $1.3 billion at June 30, 2016 and December 31, 2015, respectively. The estimated fair value of the Company’s debt was $1.5 billion and $1.3 billion at June 30, 2016 and December 31, 2015, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2016 and December 31, 2015. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12. NONCONTROLLING INTERESTS

Interests in Consolidated Real Estate Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s  consolidated real estate ventures. The Company has determined that these ventures are variable interest entities, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, and results of operations of the real estate ventures in the table below (dollars in thousands):

			Date Opened /	CubeSmart
	Number of		Estimated	Ownership	June 30, 2016
Development Ventures	Facilities	Location	Opening	Interest	Total Assets	Total Liabilities

444 55th Street Holdings, LLC ("55th St") (1)	1	New York, NY	Q1 2018 (est.)	90%	$76,991	$35,079
2880 Exterior St, LLC ("Exterior St") (2)	1	Bronx, NY	Q2 2018 (est.)	51%	25,670	6,295
3068 Cropsey Avenue, LLC ("Cropsey Ave") (2)	1	Brooklyn, NY	Q4 2017 (est.)	51%	16,401	7,718
2301 Tillotson Ave, LLC ("Tillotson") (2)	1	Bronx, NY	Q2 2016	51%	31,330	19,392
CS SNL New York Ave, LLC ("SNL I") (3)	1	Brooklyn, NY	Q4 2015	90%	13,753	9,256
186 Jamaica Avenue, LLC ("SNL II") (3)	1	Brooklyn, NY	Q4 2015	90%	17,677	11,530
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,470	13,009
	7				$198,292	$102,279

(1)

In connection with the acquired property, 55th St assumed mortgage debt that was recorded at a fair value of $35.0 million, which fair value includes an outstanding principal balance totaling $32.5 million and a net premium of $2.5 million to reflect the estimated fair value of the debt at the time of assumption. The loan accrues interest at a fixed rate of 4.68%, matures on June 7, 2023, and is fully guaranteed by the Company.

(2)

The noncontrolling members of Tillotson, Cropsey Ave, and Exterior St have the option to put their ownership interest in the ventures to the Company for $17.0 million, $20.4 million, and $37.8 million, respectively, within the one-year period after construction of each facility is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of Tillotson, Cropsey Ave, and Exterior St for $17.0 million, $20.4 million, and $37.8 million, respectively, beginning on the second anniversary of the facilities’ construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of June 30, 2016, has accrued $17.0 million, $6.8 million, and $6.3 million related to Tillotson, Cropsey Ave, and Exterior St, respectively.

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of June 30, 2016, the Company has provided $9.1 million of a total $9.8 million loan commitment to SNL I, $11.3 million of a total $12.8 million loan commitment to SNL II, and $13.1 million of a total $14.6 million loan commitment to SRLLC. These loans and related interest were eliminated during consolidation.

USIFB, LLP (“USIFB”) was formed to own, operate, acquire and develop self-storage facilities in England. The Company owned a 97% interest in the USIFB through a wholly-owned subsidiary and USIFB commenced operations at two facilities in London, England during 2008. The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary. Accordingly, the Company consolidated the assets, liabilities and results of operations of USIFB. On December 31, 2013, the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB. On June 30, 2014, one of the assets was sold for net proceeds of $7.0 million and the loan was repaid with proceeds from the sale.  The loan and any related interest were eliminated during consolidation.  On October 2, 2015, USIFB sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million as of the date of the sale). In connection with the sale during the fourth quarter of 2015, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

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

Approximately 1.2% of the outstanding OP Units as of June 30, 2016 and December 31, 2015, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage facility in Washington, D.C.  In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. On April 18, 2016, upon the completion of certain milestones, the Company issued 61,224 additional OP Units, valued at approximately $1.5 million, to pay the remaining consideration. The facility is expected to commence operations during 2016.

As of June 30, 2016 and December 31, 2015,  2,220,874 and 2,159,650 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at June 30, 2016 and December 31, 2015, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $1.5 million and $19.6 million at June 30, 2016 and December 31, 2015, respectively.

13. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities. Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2016 totaled $0.7 million and $1.2 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2015 totaled $0.2 million and $0.5 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities. These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities. The amounts due to the Company were $3.0 million and $1.9 million as of June 30, 2016 and December 31, 2015, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company has outstanding mortgage loans receivable from consolidated joint ventures of $33.3 million and $29.6 million as of June 30, 2016 and December 31, 2015, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP operating agreement provides for an acquisition fee payable from HVP to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP or any of its subsidiaries. During the three and six months ended June 30, 2016 the Company recognized $1.2 million and $1.8 million, respectively, in acquisition fees in conjunction with HVP’s acquisition of 67 self storage facilities, which are included in Other income on the consolidated statements of operations.

14. PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company acquired 17 self-storage facilities for an aggregate purchase price of approximately $270.9 million (see note 4) and 29 self-storage facilities for an aggregate purchase price of approximately $292.4 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2016 and 2015 based on the assumptions described above:

	Six Months Ended June 30,
	2016	2015
	(in thousands, except per share data)

Pro forma revenue	$248,053	$231,140
Pro forma net income	$52,253	$29,276
Earnings per common share:
Basic - as reported	$0.19	$0.12
Diluted - as reported	$0.19	$0.11
Basic - as pro forma	$0.28	$0.16
Diluted - as pro forma	$0.28	$0.16

15. SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company acquired two self-storage facilities in Nevada for an aggregate purchase price of approximately $23.2 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2016 and December 31, 2015, we owned 464 and 445 self-storage facilities, respectively, totaling approximately 32.0 million and 30.4 million rentable square feet, respectively.  As of June 30, 2016, we owned facilities in the District of Columbia and the following 22 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of June 30, 2016, we managed 277 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture in which we own a 50% interest, and 67 facilities containing an aggregate of approximately 3.6 million rentable square feet as part of a separate unconsolidated real estate venture in which we own a 10% interest) bringing the total number of facilities which we owned and/or managed to 741.  As of June 30, 2016, we managed facilities for third parties in the following 25 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Rhode Island, South Carolina, Tennessee, Texas and Virginia.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in Florida, New York, Texas and California provided approximately 18%, 16%, 10% and 8%, respectively, of total revenues for the six months ended June 30, 2016.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the six months ended June 30, 2016 and 2015.

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

Recent Accounting Pronouncements

    In March 2016, the FASB issued Accounting Standard Update (“ASU“) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company is in the process of evaluating the impact of this new guidance.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At June 30, 2016, we owned 407 same-store facilities and 57 non-same-store facilities.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At June 30, 2016 and 2015, we owned 464 and 433 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2015 through June 30, 2016:

	2016	2015

Balance - January 1	445	421
Facilities acquired	10	7
Facilities developed	1	—
Balance - March 31	456	428
Facilities acquired	7	4
Facilities developed	1	1
Balance - June 30	464	433
Facilities acquired		5
Balance - September 30		438
Facilities acquired		13
Facilities developed		2
Facilities sold		(8)
Balance - December 31		445

Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2016	2015	(Decrease)	Change	2016	2015	2016	2015	2016	2015	(Decrease)	Change
REVENUES:
Rental income	$100,491	$92,943	$7,548	8.1%	$11,047	$3,860	$—	$—	$111,538	$96,803	$14,735	15.2%
Other property related income	10,647	10,184	463	4.5%	1,294	497	702	704	12,643	11,385	1,258	11.0%
Property management fee income	—	—	—	—%	—	—	2,345	1,683	2,345	1,683	662	39.3%
Total revenues	111,138	103,127	8,011	7.8%	12,341	4,357	3,047	2,387	126,526	109,871	16,655	15.2%

OPERATING EXPENSES:
Property operating expenses	32,096	31,938	158	0.5%	4,710	1,899	4,801	4,373	41,607	38,210	3,397	8.9%
NET OPERATING INCOME (LOSS):	79,042	71,189	7,853	11.0%	7,631	2,458	(1,754)	(1,986)	84,919	71,661	13,258	18.5%

Property count	407	407			57	26			464	433
Total square footage	27,803	27,803			4,156	1,755			31,959	29,558
Period End Occupancy (1)	94.3%	93.8%			75.0%	75.4%			91.8%	92.7%
Period Average Occupancy (2)	93.6%	92.8%
Realized annual rent per occupied sq. ft. (3)	$15.44	$14.40

Depreciation and amortization									41,448	38,086	3,362	8.8%
General and administrative									7,891	7,114	777	10.9%
Acquisition related costs									2,563	753	1,810	240.4%
Subtotal									51,902	45,953	5,949	12.9%
OPERATING INCOME									33,017	25,708	7,309	28.4%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(12,200)	(10,868)	(1,332)	(12.3)%
Loan procurement amortization expense									(611)	(659)	48	7.3%
Equity in losses of real estate ventures									(724)	(100)	(624)	(624.0)%
Other									901	(208)	1,109	533.2%
Total other expense									(12,634)	(11,835)	(799)	(6.8)%

NET INCOME									20,383	13,873	6,510	46.9%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(227)	(161)	(66)	(41.0)%
Noncontrolling interests in subsidiaries									268	12	256	(2,133.3)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$20,424	$13,724	$6,700	48.8%
Distribution to preferred shareholders									(1,502)	(1,502)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$18,922	$12,222	$6,700	54.8%

(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $96.8 million during the three months ended June 30, 2015 to $111.5 million during the three months ended June 30, 2016, an increase of $14.7 million, or 15.2%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 80 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portoflio increased 7.2% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.  The remaining increase is primarily attributable to $7.2 million of additional income from the facilities acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income increased from $11.4 million during the three months ended June 30, 2015 to $12.6 million during the three months ended June 30, 2016, an increase of $1.3 million, or 11.0%.  This increase is primarily attributable to $0.7 million of increased tenant insurance commissions and $0.4 million of increased fee income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Property management fee income increased from $1.7 million during the three months ended June 30, 2015 to $2.3 million during the three months ended June 30, 2016, an increase of 0.7 million, or 39.3%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores.

Operating Expenses

Property operating expenses increased from $38.2 million during the three months ended June 30, 2015 to $41.6 million during the three months ended June 30, 2016, an increase of $3.4 million, or 8.9%.  This increase is attributable to $2.8 million of increased expenses associated with newly acquired facilities and the $0.2 million increase, or 0.5%, in property operating expenses on the same-store portfolio primarily due to increases in real estate taxes.

Depreciation and amortization increased from $38.1 million during the three months ended June 30, 2015 to $41.4 million during the three months ended June 30, 2016, an increase of $3.4 million, or 8.8%. This increase is primarily attributable to depreciation and amortization expenses related to the 2015 and 2016 acquisitions.

General and administrative expenses increased from $7.1 million during the three months ended June 30, 2015 to $7.9 million, an increase of $0.8 million, or 10.9%. The change is attributable to $0.8 million of increased payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs increased from $0.8 million during the three months ended June 30, 2015 to $2.6 million during the three months ended June 30, 2016.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.

Other (Expense) Income

Interest expense increased from $10.9 million during the three months ended June 30, 2015 to $12.2 million during the three months ended June 30, 2016, an increase of $1.3 million, or 12.3%.  The increase is primarily attributable to a higher amount of outstanding debt during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The average debt balance increased $196.8 million to $1.4 billion during the three months ended June 30, 2016 as compared to $1.2 billion during the three months ended June 30, 2015 as the result of borrowings to fund a portion of the Company’s acquisition activity.

Other (expense) income increased $1.1 million from the three months ended June 30, 2015 to the three months ended June 30, 2015 primarily due to acquisition fees earned in conjunction with HVP’s acquisition of 67 self storage facilities.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2016	2015	(Decrease)	Change	2016	2015	2016	2015	2016	2015	(Decrease)	Change
REVENUES:
Rental income	$197,059	$181,884	$15,175	8.3%	$19,476	$6,475	$—	$—	$216,535	$188,359	$28,176	15.0%
Other property related income	20,720	19,659	1,061	5.4%	2,160	815	1,526	1,454	24,406	21,928	2,478	11.3%
Property management fee income	—	—	—	—%	—	—	4,456	3,272	4,456	3,272	1,184	36.2%
Total revenues	217,779	201,543	16,236	8.1%	21,636	7,290	5,982	4,726	245,397	213,559	31,838	14.9%

OPERATING EXPENSES:
Property operating expenses	63,914	64,073	(159)	(0.2)%	8,529	3,198	9,383	8,370	81,826	75,641	6,185	8.2%
NET OPERATING INCOME (LOSS):	153,865	137,470	16,395	11.9%	13,107	4,092	(3,401)	(3,644)	163,571	137,918	25,653	18.6%

Property count	407	407			57	26			464	433
Total square footage	27,803	27,803			4,156	1,755			31,959	29,558
Period End Occupancy (1)	94.3%	93.8%			75.0%	75.4%			91.8%	92.7%
Period Average Occupancy (2)	92.8%	91.6%
Realized annual rent per occupied sq. ft. (3)	$15.28	$14.28

Depreciation and amortization									80,804	75,981	4,823	6.3%
General and administrative									16,119	14,287	1,832	12.8%
Acquisition related costs									4,905	1,263	3,642	288.4%
Subtotal									101,828	91,531	10,297	11.2%
OPERATING INCOME									61,743	46,387	15,356	33.1%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(24,284)	(21,925)	(2,359)	(10.8)%
Loan procurement amortization expense									(1,216)	(1,205)	(11)	(0.9)%
Equity in losses of real estate ventures									(1,236)	(338)	(898)	(265.7)%
Other									1,231	(524)	1,755	334.9%
Total other expense									(25,505)	(23,992)	(1,513)	(6.3)%

NET INCOME									36,238	22,395	13,843	61.8%
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(399)	(252)	(147)	(58.3)%
Noncontrolling interests in subsidiaries									335	15	320	(2,133.3)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$36,174	$22,158	$14,016	63.3%
Distribution to preferred shareholders									(3,004)	(3,004)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$33,170	$19,154	$14,016	73.2%

(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $188.4 million during the six months ended June 30, 2015 to $216.5 million during the six months ended June 30, 2016, an increase of $28.2 million, or 15.0%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 120 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 7.0% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.  The remaining increase is primarily attributable to $13.0 million of additional income from the facilities acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income increased from $21.9 million during the six months ended June 30, 2015 to $24.4 million during the six months ended June 30, 2016, an increase of $2.5 million, or 11.3%.  The increase is primarily attributable to $1.6 million of increased tenant insurance commissions and $0.8 million of increased fee income for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

Property management fee income increased from $3.3 million during the six months ended June 30, 2015 to $4.5 million during the six months ended June 30, 2016, an increase of $1.2 million, or 36.2%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores.

Operating Expenses

Property operating expenses increased from $75.6 million during the six months ended June 30, 2015 to $81.8 million during the six months ended June 30, 2016, an increase of $6.2 million, or 8.2%.  This increase is attributable to $5.3 million of increased expenses associated with newly acquired facilities and $1.0 million of increased costs to manage our portfolio and support our growth, offset by a $0.2 million decrease in property operating expenses on the same-store portfolio primarily due to reduced snow removal costs.

Depreciation and amortization increased from $76.0 million during the six months ended June 30, 2015 to $80.8 million during the six months ended June 30, 2016, an increase of $4.8 million, or 6.3%. This increase is primarily attributable to depreciation and amortization expenses related to the 2015 and 2016 acquisitions.

General and administrative expenses increased from $14.3 million during the six months ended June 30, 2015 to $16.1 million, an increase of $1.8 million, or 12.8%. The change is primarily attributable to $1.5 million of increased payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs increased from $1.3 million during the six months ended June 30, 2015 to $4.9 million during the six months ended June 30, 2016.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.

Other (Expense) Income

Interest expense increased from $21.9 million during the six months ended June 30, 2015 to $24.3 million during the six months ended June 30, 2016, an increase of $2.4 million, or 10.8%.  The increase is primarily attributable to a higher amount of outstanding debt during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The average debt balance increased $154.5 million to $1.3 billion during the six months ended June 30, 2016 as compared to $1.2 billion during the six months ended June 30, 2015 as the result of borrowings to fund a portion of the Company’s acquisition activity.

Other (expense) income increased $1.8 million from the six months ended June 30, 2015 to the six months ended June 30, 2015 due to acquisition fees earned in conjunction with HVP’s acquisition of 67 self storage facilities.

Cash Flows

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2016 and 2015 is as follows (in thousands):

	Six Months Ended June 30,
Net cash provided by (used in):	2016	2015	Change
	(in thousands)

Operating activities	$123,977	$100,688	$23,289
Investing activities	$(347,067)	$(135,690)	$(211,377)
Financing activities	$163,644	$35,268	$128,376

Cash provided by operating activities for the six months ended June 30, 2016 and 2015 was $124.0 million and $100.7 million, respectively, reflecting an increase of $23.3 million.  Our principal source of cash flow is from the operation of our facilities. During the six months ended June 30, 2016, our increased cash flow from operating activities was primarily attributable to our 2016 and 2015 acquisitions and increased net operating income levels on the same-store portfolio in the 2016 period as compared to the 2015 period.

Cash used in investing activities increased from $135.7 million for the six months ended June 30, 2015 to $347.1 million for the six months ended June 30, 2016, reflecting an increase of $211.4 million.  The change is primarily driven by an increase in cash used for acquisitions of self-storage facilities. Cash used during the six months ended June 30, 2016, relates to the acquisition of 17 facilities for an aggregate purchase price of $270.9 million, inclusive of $6.5 million of assumed debt, while cash used in investing activities during the six months ended June 30, 2015 relates to the acquisition of 11 facilities for an aggregate purchase price of $93.0 million, inclusive of $2.7 million of assumed debt. The change is also driven by an increase in cash used for development costs resulting from the acquisition of a development property by a consolidated joint venture for $67.2 million, inclusive of $35.0 million of assumed debt.

For the six months ended June 30, 2016 and 2015, cash provided by financing activities was $163.6 million and $35.3 million, respectively, reflecting an increase of $128.4 million.  This change is primarily a result of a $66.4 million net increase in revolving credit facility borrowings during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 to fund a portion of the Company’s growth. There was also a $41.8 million decrease in principal payments on mortgage loans, resulting primarily from the repayment of two secured loans during the six months ended June 30, 2016 for $12.5 million compared to one repayment during the six months ended June 30, 2015 for $52.9 million. Additionally, net proceeds from the issuance of common shares under our “at-the-market” equity program increased $32.1 million during the six months ended June 30, 2016 compared to the same period in 2015. These increases were offset by the $21.3 million increase in cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the Operating Partnership during the six months ended June 30, 2016 compared to the six months ended June 30, 2015, resulting from the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2016 fiscal year, we expect recurring capital expenditures to be approximately $8.0 million to $13.0 million, planned capital improvements and facility upgrades to be approximately $3.0 million to $8.0 million and costs associated with the development of new facilities to be approximately $29.0 million to $34.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $23.6 million for the remainder of 2016.

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

As of June 30, 2016, we had approximately $3.4 million in available cash and cash equivalents.  In addition, we had approximately $350.0 million of availability for borrowings under our Credit Facility.

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, $150.0 million of unsecured revolving credit facility borrowings were outstanding under the Credit Facility and $350.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility.  In connection with a portion of the unsecured borrowings, we had interest rate swaps as of June 30, 2016 that fix 30-day LIBOR (see note 10 to the unaudited consolidated financial statements).  As of June 30, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.41%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at June 30, 2016 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2016, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

During the six months ended June 30, 2016, we sold a total of 2.8 million common shares under the Equity Distribution Agreements at an average sales price of $31.80 per share, resulting in gross proceeds of $89.7 million under the program.  We incurred $1.1 million of offering costs in conjunction with the 2016 sales.  We used proceeds from the sales conducted during the six months ended June 30, 2016 to fund acquisitions of storage facilities and for general corporate purposes.  As of June 30, 2016, 7.4 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to June 30, 2016, we acquired two self-storage facilities in Nevada for an aggregate purchase price of approximately $23.2 million.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income attributable to the Company’s common shareholders	$18,922	$12,222	$33,170	$19,154

Add (deduct):
Real estate depreciation and amortization:
Real property	40,831	37,630	79,730	75,094
Company’s share of unconsolidated real estate ventures	2,852	1,780	5,243	3,556
Noncontrolling interests in the Operating Partnership	227	161	399	252
FFO attributable to common shareholders and OP unitholders	$62,832	$51,793	$118,542	$98,056

Add:
Acquisition related costs (1)	2,604	753	5,082	1,263
FFO attributable to common shareholders and OP unitholders, as adjusted	$65,436	$52,546	$123,624	$99,319
Weighted-average diluted shares and units outstanding	181,430	170,486	180,356	169,913

______________________

(1)	Acquisition related costs for the six months ended June 30, 2016 include $0.2 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

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

As of June 30, 2016, our consolidated debt consisted of $1.2 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of June 30, 2016, there were $150.0 million and $100.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.5 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.5 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $61.9 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $73.7 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 - April 30	47	$29.90	N/A	3,000,000
May 1 - May 31	97	$30.35	N/A	3,000,000
June 1 - June 30	228	$29.87	N/A	3,000,000
Total	372	$30.00	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.
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

ITEM 6.  EXHIBITS

Exhibit No.	Exhibit Description

10.1	CubeSmart Amended and Restated 2007 Equity Incentive Plan (incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on April 14, 2016)

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart. (filed herewith)

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P. (filed herewith)

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: July 29, 2016	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2016	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: July 29, 2016	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2016	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.