Form 10-Q
period 2016-09-30
CubeSmart; CubeSmart, L.P.
filed 2016-10-28
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 26, 2016
Common shares, $0.01 par value per share, of CubeSmart	180,038,120

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2016, owned a 98.8% interest in the Operating Partnership. The remaining 1.2% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of facilities to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Storage facilities	$3,968,754	$3,467,032
Less: Accumulated depreciation	(685,771)	(594,049)
Storage facilities, net (including VIE assets of $194,167 and $136,274, respectively)	3,282,983	2,872,983
Cash and cash equivalents	87,379	62,869
Restricted cash	8,052	24,600
Loan procurement costs, net of amortization	2,313	2,800
Investment in real estate ventures, at equity	97,405	97,281
Other assets, net	41,067	43,631
Total assets	$3,519,199	$3,104,164

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,038,728	$741,904
Revolving credit facility	—	—
Unsecured term loans, net	398,608	398,183
Mortgage loans and notes payable, net	115,393	111,455
Accounts payable, accrued expenses and other liabilities	93,854	85,034
Distributions payable	39,781	38,685
Deferred revenue	20,141	17,519
Security deposits	420	403
Total liabilities	1,706,925	1,393,183

Noncontrolling interests in the Operating Partnership	60,541	66,128

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 3,220,000 shares authorized, 3,100,000 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	31	31
Common shares $.01 par value, 400,000,000 shares authorized, 179,858,650 and 174,667,870 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,799	1,747
Additional paid-in capital	2,381,836	2,231,181
Accumulated other comprehensive loss	(3,247)	(4,978)
Accumulated deficit	(634,248)	(584,654)
Total CubeSmart shareholders’ equity	1,746,171	1,643,327
Noncontrolling interests in subsidiaries	5,562	1,526
Total equity	1,751,733	1,644,853
Total liabilities and equity	$3,519,199	$3,104,164

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Rental income	$116,416	$102,385	$332,951	$290,744
Other property related income	13,007	11,827	37,413	33,755
Property management fee income	2,673	1,758	7,129	5,030
Total revenues	132,096	115,970	377,493	329,529
OPERATING EXPENSES
Property operating expenses	41,805	39,297	123,631	114,938
Depreciation and amortization	41,827	38,744	122,631	114,725
General and administrative	8,065	7,002	24,184	21,289
Acquisition related costs	888	1,222	5,793	2,485
Total operating expenses	92,585	86,265	276,239	253,437
OPERATING INCOME	39,511	29,705	101,254	76,092
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(12,787)	(10,399)	(37,071)	(32,324)
Loan procurement amortization expense	(655)	(537)	(1,871)	(1,742)
Equity in (losses) earnings of real estate ventures	(581)	139	(1,817)	(199)
Other	(397)	(288)	834	(812)
Total other expense	(14,420)	(11,085)	(39,925)	(35,077)
NET INCOME	25,091	18,620	61,329	41,015
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(283)	(223)	(682)	(475)
Noncontrolling interest in subsidiaries	76	41	411	56
NET INCOME ATTRIBUTABLE TO THE COMPANY	24,884	18,438	61,058	40,596
Distribution to preferred shareholders	(1,502)	(1,502)	(4,506)	(4,506)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$23,382	$16,936	$56,552	$36,090

Basic earnings per share attributable to common shareholders	$0.13	$0.10	$0.32	$0.22
Diluted earnings per share attributable to common shareholders	$0.13	$0.10	$0.32	$0.21

Weighted-average basic shares outstanding	179,223	169,304	177,639	167,177
Weighted-average diluted shares outstanding	180,478	170,901	178,937	168,705

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME	$25,091	$18,620	$61,329	$41,015
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	458	(1,821)	(1,777)	(4,507)
Reclassification of realized losses on interest rate swaps	935	1,576	3,529	4,713
Unrealized loss on foreign currency translation	—	(215)	—	(284)
OTHER COMPREHENSIVE INCOME (LOSS)	1,393	(460)	1,752	(78)
COMPREHENSIVE INCOME	26,484	18,160	63,081	40,937
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(300)	(217)	(703)	(473)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	76	49	411	67
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$26,260	$17,992	$62,789	$40,531

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries									4,447	4,447
Issuance of common shares	4,408	44			136,106			136,150		136,150
Issuance of restricted shares	123	1						1		1
Issuance of OP units											1,500
Exercise of stock options	660	7			12,566			12,573		12,573
Amortization of restricted shares					1,041			1,041		1,041
Share compensation expense					942			942		942
Adjustment for noncontrolling interest in the Operating Partnership							6,404	6,404		6,404	(6,404)
Net income (loss)							61,058	61,058	(411)	60,647	682
Other comprehensive income, net						1,731		1,731		1,731	21
Preferred share distributions							(4,506)	(4,506)		(4,506)
Common share distributions							(112,550)	(112,550)		(112,550)	(1,386)
Balance at September 30, 2016	179,859	$1,799	3,100	$31	$2,381,836	$(3,247)	$(634,248)	$1,746,171	$5,562	$1,751,733	$60,541

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries									178	178
Issuance of common shares	5,515	56			136,606			136,662		136,662
Issuance of restricted shares	161	1						1		1
Issuance of OP units											500
Conversion from units to shares	66	1			1,704			1,705		1,705	(1,705)
Exercise of stock options	1,228	12			13,384			13,396		13,396
Amortization of restricted shares					509			509		509
Share compensation expense					741			741		741
Adjustment for noncontrolling interest in the Operating Partnership							(12,166)	(12,166)		(12,166)	12,166
Net income (loss)							40,596	40,596	(56)	40,540	475
Other comprehensive loss, net						(65)		(65)	(11)	(76)	(2)
Preferred share distributions							(4,506)	(4,506)		(4,506)
Common share distributions							(80,817)	(80,817)		(80,817)	(1,077)
Balance at September 30, 2015	170,927	$1,709	3,100	$31	$2,127,252	$(8,824)	$(576,086)	$1,544,082	$1,703	$1,545,785	$60,180

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$61,329	$41,015
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124,502	116,467
Equity in losses of real estate ventures	1,817	199
Equity compensation expense	1,983	1,250
Accretion of fair market value adjustment of debt	(913)	(1,173)
Changes in other operating accounts:
Restricted cash	404	507
Other assets	(6,833)	(3,277)
Accounts payable and accrued expenses	17,561	6,086
Other liabilities	1,571	1,417
Net cash provided by operating activities	$201,421	$162,491
Investing Activities
Acquisitions of storage facilities	(313,954)	(161,852)
Additions and improvements to storage facilities	(23,072)	(18,336)
Development costs	(134,136)	(58,399)
Investment in real estate ventures, at equity	(7,911)	—
Cash distributed from real estate ventures	5,970	4,685
Fundings of notes receivable	—	(4,100)
Change in restricted cash	970	99
Net cash used in investing activities	$(472,133)	$(237,903)
Financing Activities
Proceeds from:
Unsecured senior notes	298,512	—
Revolving credit facility	830,000	671,800
Principal payments on:
Revolving credit facility	(830,000)	(582,000)
Mortgage loans and notes payable	(36,648)	(76,929)
Loan procurement costs	(2,467)	(2,283)
Proceeds from issuance of common shares, net	136,151	136,663
Exercise of stock options	12,573	13,396
Contributions from noncontrolling interests in subsidiaries	4,447	178
Distributions paid to common shareholders	(111,466)	(79,706)
Distributions paid to preferred shareholders	(4,506)	(4,506)
Distributions paid to noncontrolling interests in Operating Partnership	(1,374)	(1,084)
Net cash provided by financing activities	$295,222	$75,529
Change in cash and cash equivalents	24,510	117
Cash and cash equivalents at beginning of period	62,869	2,901
Cash and cash equivalents at end of period	$87,379	$3,018
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$38,110	$35,567
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(22,019)	$—
Accretion of liability	$23,393	$11,421
Derivative valuation adjustment	$1,752	$206
Foreign currency translation adjustment	$—	$(284)
Discount on issuance of unsecured senior notes	$1,488	$—
Mortgage loan assumptions	$41,513	$2,695

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Storage facilities	$3,968,754	$3,467,032
Less: Accumulated depreciation	(685,771)	(594,049)
Storage facilities, net (including VIE assets of $194,167 and $136,274, respectively)	3,282,983	2,872,983
Cash and cash equivalents	87,379	62,869
Restricted cash	8,052	24,600
Loan procurement costs, net of amortization	2,313	2,800
Investment in real estate ventures, at equity	97,405	97,281
Other assets, net	41,067	43,631
Total assets	$3,519,199	$3,104,164

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,038,728	$741,904
Revolving credit facility	—	—
Unsecured term loans, net	398,608	398,183
Mortgage loans and notes payable, net	115,393	111,455
Accounts payable, accrued expenses and other liabilities	93,854	85,034
Distributions payable	39,781	38,685
Deferred revenue	20,141	17,519
Security deposits	420	403
Total liabilities	1,706,925	1,393,183

Limited Partnership interests of third parties	60,541	66,128

Commitments and contingencies

Capital
Operating Partner	1,749,418	1,648,305
Accumulated other comprehensive loss	(3,247)	(4,978)
Total CubeSmart, L.P. capital	1,746,171	1,643,327
Noncontrolling interests in subsidiaries	5,562	1,526
Total capital	1,751,733	1,644,853
Total liabilities and capital	$3,519,199	$3,104,164

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

REVENUES
Rental income	$116,416	$102,385	$332,951	$290,744
Other property related income	13,007	11,827	37,413	33,755
Property management fee income	2,673	1,758	7,129	5,030
Total revenues	132,096	115,970	377,493	329,529
OPERATING EXPENSES
Property operating expenses	41,805	39,297	123,631	114,938
Depreciation and amortization	41,827	38,744	122,631	114,725
General and administrative	8,065	7,002	24,184	21,289
Acquisition related costs	888	1,222	5,793	2,485
Total operating expenses	92,585	86,265	276,239	253,437
OPERATING INCOME	39,511	29,705	101,254	76,092
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(12,787)	(10,399)	(37,071)	(32,324)
Loan procurement amortization expense	(655)	(537)	(1,871)	(1,742)
Equity in (losses) earnings of real estate ventures	(581)	139	(1,817)	(199)
Other	(397)	(288)	834	(812)
Total other expense	(14,420)	(11,085)	(39,925)	(35,077)
NET INCOME	25,091	18,620	61,329	41,015
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	76	41	411	56
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	25,167	18,661	61,740	41,071
Operating Partnership interests of third parties	(283)	(223)	(682)	(475)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	24,884	18,438	61,058	40,596
Distribution to preferred unitholders	(1,502)	(1,502)	(4,506)	(4,506)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$23,382	$16,936	$56,552	$36,090

Basic earnings per unit attributable to common unitholders	$0.13	$0.10	$0.32	$0.22
Diluted earnings per unit attributable to common unitholders	$0.13	$0.10	$0.32	$0.21

Weighted-average basic units outstanding	179,223	169,304	177,639	167,177
Weighted-average diluted units outstanding	180,478	170,901	178,937	168,705

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

NET INCOME	$25,091	$18,620	$61,329	$41,015
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	458	(1,821)	(1,777)	(4,507)
Reclassification of realized losses on interest rate swaps	935	1,576	3,529	4,713
Unrealized loss on foreign currency translation	—	(215)	—	(284)
OTHER COMPREHENSIVE INCOME (LOSS)	1,393	(460)	1,752	(78)
COMPREHENSIVE INCOME	26,484	18,160	63,081	40,937
Comprehensive income attributable to Operating Partnership interests of third parties	(300)	(217)	(703)	(473)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	76	49	411	67
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$26,260	$17,992	$62,789	$40,531

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries						4,447	4,447
Issuance of common OP units	4,408		136,150		136,150		136,150
Issuance of restricted OP units	123		1		1		1
Issuance of OP Units								1,500
Exercise of OP unit options	660		12,573		12,573		12,573
Amortization of restricted OP units			1,041		1,041		1,041
OP unit compensation expense			942		942		942
Adjustment for Limited Partnership interest of third parties			6,404		6,404		6,404	(6,404)
Net income (loss)			61,058		61,058	(411)	60,647	682
Other comprehensive income, net				1,731	1,731		1,731	21
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(112,550)		(112,550)		(112,550)	(1,386)
Balance at September 30, 2016	179,859	3,100	$1,749,418	$(3,247)	$1,746,171	$5,562	$1,751,733	$60,541

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	Loss	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interests in subsidiaries						178	178
Issuance of common OP units	5,515		136,662		136,662		136,662
Issuance of restricted OP units	161		1		1		1
Issuance of OP units								500
Conversion from units to shares	66		1,705		1,705		1,705	(1,705)
Exercise of OP unit options	1,228		13,396		13,396		13,396
Amortization of restricted OP units			509		509		509
OP unit compensation expense			741		741		741
Adjustment for Operating Partnership interest of third parties			(12,166)		(12,166)		(12,166)	12,166
Net income (loss)			40,596		40,596	(56)	40,540	475
Other comprehensive loss, net				(65)	(65)	(11)	(76)	(2)
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(80,817)		(80,817)		(80,817)	(1,077)
Balance at September 30, 2015	170,927	3,100	$1,552,906	$(8,824)	$1,544,082	$1,703	$1,545,785	$60,180

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$61,329	$41,015
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124,502	116,467
Equity in losses of real estate ventures	1,817	199
Equity compensation expense	1,983	1,250
Accretion of fair market value adjustment of debt	(913)	(1,173)
Changes in other operating accounts:
Restricted cash	404	507
Other assets	(6,833)	(3,277)
Accounts payable and accrued expenses	17,561	6,086
Other liabilities	1,571	1,417
Net cash provided by operating activities	$201,421	$162,491
Investing Activities
Acquisitions of storage facilities	(313,954)	(161,852)
Additions and improvements to storage facilities	(23,072)	(18,336)
Development costs	(134,136)	(58,399)
Investment in real estate ventures, at equity	(7,911)	—
Cash distributed from real estate ventures	5,970	4,685
Fundings of notes receivable	—	(4,100)
Change in restricted cash	970	99
Net cash used in investing activities	$(472,133)	$(237,903)
Financing Activities
Proceeds from:
Unsecured senior notes	298,512	—
Revolving credit facility	830,000	671,800
Principal payments on:
Revolving credit facility	(830,000)	(582,000)
Mortgage loans and notes payable	(36,648)	(76,929)
Loan procurement costs	(2,467)	(2,283)
Proceeds from issuance of common OP units	136,151	136,663
Exercise of OP unit options	12,573	13,396
Contributions from noncontrolling interests in subsidiaries	4,447	178
Distributions paid to common OP unitholders	(112,840)	(80,790)
Distributions paid to preferred OP unitholders	(4,506)	(4,506)
Net cash provided by financing activities	$295,222	$75,529
Change in cash and cash equivalents	24,510	117
Cash and cash equivalents at beginning of period	62,869	2,901
Cash and cash equivalents at end of period	$87,379	$3,018
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$38,110	$35,567
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage facilities	$(22,019)	$—
Accretion of liability	$23,393	$11,421
Derivative valuation adjustment	$1,752	$206
Foreign currency translation adjustment	$—	$(284)
Discount on issuance of unsecured senior notes	$1,488	$—
Mortgage loan assumptions	$41,513	$2,695

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2016, the Company owned self-storage facilities located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage facilities.

As of September 30, 2016, the Parent Company owned approximately 98.8% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in facilities to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2015, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Recent Accounting Pronouncements

    In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contigent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominace principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

    In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2016-09 on the Company’s consolidated financial statements and related disclosures.

    In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2016-02 on the Company’s consolidated financial statements and related disclosures.

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

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as the update only related to changes in financial statement presentation as discussed in note 7 and in “Reclassifications” above.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 on the Company’s consolidated financial statements and related disclosures.

3. STORAGE FACILITIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2016	2015
	(in thousands)
Land	$658,077	$588,503
Buildings and improvements	2,850,974	2,534,193
Equipment	269,829	243,442
Construction in progress	189,874	100,894
Storage facilities	3,968,754	3,467,032
Less Accumulated depreciation	(685,771)	(594,049)
Storage facilities, net	$3,282,983	$2,872,983

The following table summarizes the Company’s acquisition and disposition activity from the period beginning on January 1, 2015 through September 30, 2016:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Facilities	(in thousands)

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
			24	$350,800

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800

4. INVESTMENT ACTIVITY

2016 Acquisitions

During the nine months ended September 30, 2016, the Company acquired 24 self-storage facilities, including three facilities upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $350.8 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which totaled $15.0 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the nine months ended September 30, 2016 was approximately $6.1 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

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

As of September 30, 2016, the Company was under contract and had made aggregate deposits of $1.5 million associated with three facilities under construction for a total purchase price of $43.3 million. In connection with one of the facilities, the Company provided a $4.1 million loan, which was repaid to the Company in full in December 2015, for the purpose of acquiring the premises on which the facility will be built. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these three facilities is expected to occur by the fourth quarter of 2017 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2015 Acquisitions

On December 15, 2015, the Company acquired all of the issued and outstanding uncertificated shares of common stock of a privately held self-storage REIT (“PSI”) for $115.8 million. As of the date of the acquisition, PSI owned real property consisting of 12 fully operational self-storage facilities which were acquired for $109.8 million, and one self-storage facility that remains under construction, which was acquired for $6.0 million (the “PSI Assets”). The PSI Assets are located in Arizona, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, and Texas. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which totaled $6.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the nine months ended September 30, 2016 was approximately $5.0 million.

During 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, both Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage facilities for an aggregate purchase price of $223.0 million plus customary closing costs. During 2014, the Company closed on the first tranche of 22 facilities comprising the HSRE Acquisition for an aggregate purchase price of $195.5 million. On March 18, 2015, the Company closed on the second tranche of the remaining four self-storage facilities comprising the HSRE Acquisition, for an aggregate purchase price of $27.5 million. The four facilities purchased in the second tranche are located in Illinois. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the nine months ended September 30, 2016 was approximately $0.7 million.

During the year ended December 31, 2015, the Company acquired 13 additional self-storage facilities, including one facility upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $155.0 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $10.7 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the nine months ended September 30, 2016 was approximately $5.8 million. In connection with one of the acquired facilities, the Company assumed mortgage debt that was recorded at a fair value of $2.7 million, which fair value includes an outstanding principal balance totaling $2.5 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

2015 Dispositions

On October 8, 2015, the Company sold seven assets in Texas and one asset in Florida for an aggregate sales price of approximately $37.8 million. In connection with these sales, the Company recorded gains that totaled $14.4 million. The proceeds from these sales were held in escrow to fund future acquisitions under a tax free like kind exchange. The total net proceeds of $36.4 million were subsequently applied to three separate acquisitions, of which one closed in December 2015 and two closed in January 2016.

On October 2, 2015, USIFB, LLP (“USIFB”), a consolidated real estate joint venture in which the Company owned a 97% interest, sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

Development

As of September 30, 2016, the Company had five contracts through joint ventures for the construction of five self-storage facilities located in New York (see note 12). As part of the acquisition of the PSI Assets, the Company also acquired a self-storage facility that is under construction in North Palm Beach, FL. Additionally, during the second quarter of 2016, the Company issued 61,224 OP Units, valued at approximately $1.5 million, to pay the remaining consideration on its self-storage facility that is under construction in Washington, D.C. and was previously owned by a joint venture.  Construction for all projects is expected to be completed by the fourth quarter of 2018. As of September 30, 2016, development costs for these projects totaled $161.3 million. Total construction costs for these projects are expected to be $312.4 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage facilities on the Company’s consolidated balance sheets.

During the second quarter of 2016, the Company, through a joint venture in which the Company owned a 51% interest, completed the construction, and opened for operation, a self-storage facility located in Bronx, NY. Total costs for this project were $32.2 million. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets. On August 12, 2016, the noncontrolling member put its 49% ownership interest in the venture to the Company for $17.0 million.

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

During the fourth quarter of 2015, the Company, through two separate joint ventures in which the Company owns a 90% interest in each, completed the construction of two self-storage facilities located in Brooklyn, NY and the facilities opened for operation. Total costs for these projects were $32.2 million in aggregate. These costs are capitalized to land, building, and improvements as well as equipment and are reflected in Storage facilities on the Company’s consolidated balance sheets.

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

The following table summarizes the Company’s revenue and earnings associated with the 2016 and 2015 acquisitions from the respective acquisition dates, included in the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total revenue	$4,765	$3,157	$9,163	$4,901
Net loss	(3,354)	(2,048)	(7,330)	(3,172)

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

During the first quarter of 2016, HVP agreed to acquire a property portfolio comprised of 31 self-storage facilities located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company for $115.5 million. HVP acquired 30 of the facilities on March 30, 2016 for $112.8 million, of which $10.3 million was allocated to the value of the in-place lease intangible. The remaining property is under contract to be acquired subsequent to September 30, 2016. In conjunction with the acquisition, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisition was funded primarily through an advance totaling $61.8 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $5.3 million, bringing its total investment in HVP to $16.0 million as of September 30, 2016. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the HVP and HHF ventures as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Assets
Storage facilities, net	$589,182	$456,452
Other assets	18,829	17,536
Total assets	$608,011	$473,988

Liabilities and equity
Other liabilities	$8,406	$4,470
Debt	300,006	210,525
Equity
CubeSmart	97,405	97,281
Joint venture partners	202,194	161,712
Total liabilities and equity	$608,011	$473,988

The following is a summary of results of operations of HVP and HHF for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Total revenues	$17,919	$7,821	$46,902	$22,346
Operating expenses	7,098	3,045	20,958	9,272
Interest expense, net	2,506	931	6,831	2,793
Depreciation and amortization	14,960	3,567	39,147	10,679
Net (loss) income	$(6,645)	$278	$(20,034)	$(398)
Company’s share of net (loss) income	$(581)	$139	$(1,817)	$(199)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2016	2015	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$250M 4.375% Guaranteed Notes due 2023	250,000	250,000	4.50%	Dec-13	Dec-23
$250M 4.000% Guaranteed Notes due 2025	250,000	250,000	4.03%	Oct-15	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	—	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,050,000	750,000
Less: Discount on issuance of unsecured senior notes, net	(4,099)	(2,888)
Less: Loan procurement costs, net	(7,173)	(5,208)
Total unsecured senior notes, net	$1,038,728	$741,904

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the

Operating Partnership and its consolidated subsidiaries. As of September 30, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to reclassify debt financing costs, which were previously included in loan procurement costs, net of amortization on the Company’s consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability. As of September 30, 2016 and December, 31, 2015, unsecured term loans are presented net of unamortized loan procurement costs of $1.4 million and $1.8 million, respectively, on the consolidated balance sheets. Deferred financing costs associated with the Revolver remain in loan procurement costs, net of amortization on the Company’s consolidated balance sheets.

As of September 30, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $499.3 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.7 million. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of September 30, 2016 that fix 30-day LIBOR (see note 10). As of September 30, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.68%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at September 30, 2016 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2016, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2016	2015	Interest Rate	Date
	(in thousands)
YSI 59	$—	$9,012	4.82%	Mar-16
YSI 60	—	3,546	5.04%	Aug-16
YSI 51	—	6,984	5.15%	Sep-16
YSI 64	—	7,781	3.54%	Oct-16
YSI 62	—	7,835	3.54%	Dec-16
YSI 67	6,254	—	2.55%	Mar-17
YSI 33	9,935	10,154	6.42%	Jul-19
YSI 26	8,470	8,606	4.56%	Nov-20
YSI 57	2,974	3,021	4.61%	Nov-20
YSI 55	23,060	23,369	4.85%	Jun-21
YSI 24	26,650	27,185	4.64%	Jun-21
YSI 65	2,468	2,500	3.85%	Jun-23
YSI 66	32,386	—	3.51%	Jun-23
Principal balance outstanding	112,197	109,993
Plus: Unamortized fair value adjustment	3,967	2,219
Less: Loan procurement costs, net	(771)	(757)
Total mortgage loans and notes payable, net	$115,393	$111,455

As of September 30, 2016 and December 31, 2015, the Company’s mortgage loans payable were secured by certain of its self-storage facilities with net book values of approximately $209.5 million and $195.4 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2016 (in thousands):

2016	$612
2017	8,576
2018	2,490
2019	11,485
2020	12,615
2021 and thereafter	76,419
Total mortgage payments	112,197
Plus: Unamortized fair value adjustment	3,967
Less: Loan procurement costs, net	(771)
Total mortgage indebtedness	$115,393

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2016 (in thousands):

Unrealized losses
on interest rate
swaps

Other comprehensive loss before reclassifications	$(1,755)
Amounts reclassified from accumulated other comprehensive loss	3,486
Net current-period other comprehensive income	1,731
Balance at December 31, 2015	(4,978)
Balance at September 30, 2016	$(3,247)

(a)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2016 and December 31, 2015, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount					Fair Value
Product	Type (a)	September 30, 2016	December 31, 2015	Strike	Effective Date	Maturity	September 30, 2016	December 31, 2015

Swap	Cash flow	$—	$40,000	1.8025%	6/20/2011	6/20/2016	$—	$(243)
Swap	Cash flow	—	40,000	1.8025%	6/20/2011	6/20/2016	—	(243)
Swap	Cash flow	—	20,000	1.8025%	6/20/2011	6/20/2016	—	(122)
Swap	Cash flow	75,000	75,000	1.3360%	12/30/2011	3/31/2017	(273)	(540)
Swap	Cash flow	50,000	50,000	1.3360%	12/30/2011	3/31/2017	(182)	(360)
Swap	Cash flow	50,000	50,000	1.3360%	12/30/2011	3/31/2017	(182)	(360)
Swap	Cash flow	25,000	25,000	1.3375%	12/30/2011	3/31/2017	(91)	(180)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(1,180)	(1,350)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(1,189)	(1,364)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(596)	(683)
		$300,000	$400,000				$(3,693)	$(5,445)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of September 30, 2016 and December 31, 2015, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $3.5 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the nine months ended September 30, 2016.  The Company estimates that $2.5 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of September 30, 2016 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest Rate Swap Derivative Liabilities	$—	$3,693	$—

Total liabilities at fair value	$—	$3,693	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2016 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of September 30, 2016, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2016 and December 31, 2015. The aggregate carrying value of the Company’s debt was $1.6 billion and $1.3 billion at September 30, 2016 and December 31, 2015, respectively. The estimated fair value of the Company’s debt was $1.7 billion and $1.3 billion at September 30, 2016 and December 31, 2015, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2016 and December 31, 2015. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number of		Estimated	Ownership	September 30, 2016
Development Ventures	Facilities	Location	Opening	Interest	Total Assets	Total Liabilities

2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	$13,617	$267
CS SJM E 92nd Street, LLC ("92nd St")	1	New York, NY	Q2 2018 (est.)	90%	182	81
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q2 2018 (est.)	51%	30,402	10,636
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q1 2018 (est.)	90%	77,038	35,024
3068 Cropsey Avenue, LLC ("Cropsey Ave") (1)	1	Brooklyn, NY	Q4 2017 (est.)	51%	19,565	9,743
CS SNL New York Ave, LLC ("SNL I") (3)	1	Brooklyn, NY	Q4 2015	90%	13,779	9,437
186 Jamaica Avenue, LLC ("SNL II") (3)	1	Brooklyn, NY	Q4 2015	90%	18,088	12,196
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,309	12,887
	8				$188,980	$90,271

(1)

The noncontrolling members of 46th St, Cropsey Ave, and Exterior St have the option to put their ownership interest in the ventures to the Company for $14.2 million, $20.4 million and $37.8 million, respectively, within the one-year period after construction of each facility is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of 46th St, Cropsey Ave, and Exterior St for $14.2 million, $20.4 million and $37.8 million, respectively, beginning on the second anniversary of the facilities’ construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of September 30, 2016, has accrued $0.3 million, $9.0 million and $10.5 million related to 46th St, Cropsey Ave, and Exterior St, respectively.

(2)

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

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of September 30, 2016, the Company has provided $9.2 million of a total $9.8 million loan commitment to SNL I, $11.7 million of a total $12.8 million loan commitment to SNL II, and $12.9 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation.

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

Approximately 1.2% of the outstanding OP Units as of September 30, 2016 and December 31, 2015, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage facilities. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

As of September 30, 2016 and December 31, 2015, 2,220,874 and 2,159,650 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at September 30, 2016 and December 31, 2015, as the estimated redemption value exceeded their carrying value. As of September 30, 2016, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding increase to capital of $6.4 million. As of December 31, 2015, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $19.6 million.

13. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related party facilities. Management agreements provide generally for management fees of between 5-6% of cash collections at the managed facilities. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2016 totaled $0.8 million and $2.0 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2015 totaled $0.2 million and $0.7 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party facilities provide for the reimbursement to the Company for certain expenses incurred to manage the facilities. These amounts consist of amounts due for management fees, payroll, and other expenses incurred on behalf of the facilities. The amounts due to the Company were $2.7 million and $1.9 million as of September 30, 2016 and December 31, 2015, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company has outstanding mortgage loans receivable from consolidated joint ventures of $33.8 million and $29.6 million as of September 30, 2016 and December 31, 2015, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP operating agreement provides for an acquisition fee payable from HVP to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP or any of its subsidiaries. During the nine months ended September 30, 2016, the Company recognized $1.8 million in acquisition fees in conjunction with HVP’s acquisition of 67 self storage facilities, which are included in Other income on the consolidated statements of operations. The Company did not recognize any acquisition fees during the three months ended September 30, 2016.

14. PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company acquired 24 self-storage facilities for an aggregate purchase price of approximately $350.8 million (see note 4) and 29 self-storage facilities for an aggregate purchase price of approximately $292.4 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2016 and 2015 based on the assumptions described above:

	Nine Months Ended September 30,
	2016	2015
	(in thousands, except per share data)

Pro forma revenue	$384,515	$359,402
Pro forma net income	$85,419	$51,058
Earnings per common share:
Basic - as reported	$0.32	$0.22
Diluted - as reported	$0.32	$0.21
Basic - as pro forma	$0.45	$0.28
Diluted - as pro forma	$0.45	$0.27

15. SUBSEQUENT EVENTS

Subsequent to September 30, 2016, the Company acquired one self-storage facility in Nevada for a purchase price of approximately $13.3 million.

On September 2, 2016, the Company announced that it will redeem all of the 3.1 million outstanding shares of its 7.75% Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”) with a par value of $77.5 million on November 2, 2016. The Preferred Shares will be redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid dividends up to and including the redemption date of $0.17374 per share. In connection with the redemption of the Preferred Shares, in accordance with EITF D-42, the Company expects to recognize a charge of approximately $2.8 million in the fourth quarter related to excess redemption costs over the original net issuance proceeds.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage facilities.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2016 and December 31, 2015, we owned 471 and 445 self-storage facilities, respectively, totaling approximately 32.5 million and 30.4 million rentable square feet, respectively.  As of September 30, 2016, we owned facilities in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of September 30, 2016, we managed 291 facilities for third parties (including 35 facilities containing an aggregate of approximately 2.4 million rentable square feet as part of an unconsolidated real estate venture in which we own a 50% interest, and 67 facilities containing an aggregate of approximately 3.6 million rentable square feet as part of a separate unconsolidated real estate venture in which we own a 10% interest) bringing the total number of facilities which we owned and/or managed to 762.  As of September 30, 2016, we managed facilities for third parties in the following 25 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas and Virginia.

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

Our self-storage facilities are located in major metropolitan and suburban areas and have numerous customers per facility.  No single customer represents a significant concentration of our revenues.  Our facilities in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the nine months ended September 30, 2016.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the facility’s basis is recoverable.  If a facility’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the nine months ended September 30, 2016 and 2015.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the nine months ended September 30, 2016 and 2015.

Recent Accounting Pronouncements

    In August 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contigent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization trnasactions, and (8) separately identifiable cash flows and application of the predominace principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

    In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2016-09 on the Company’s financial statements and related disclosures.

    In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2016-02 on the Company’s financial statements and related disclosures.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method.  The Company is currently assessing the impact of the adoption of ASU No. 2014-09 on the Company’s financial statements and related disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing facilities and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those facilities owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a facility to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in facility-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  At September 30, 2016, we owned 407 same-store facilities and 64 non-same-store facilities.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At September 30, 2016 and 2015, we owned 471 and 438 self-storage facilities and related assets, respectively.  The following table summarizes the change in number of owned self-storage facilities from January 1, 2015 through September 30, 2016:

	2016	2015

Balance - January 1	445	421
Facilities acquired	10	7
Facilities developed	1	—
Balance - March 31	456	428
Facilities acquired	7	4
Facilities developed	1	1
Balance - June 30	464	433
Facilities acquired	7	5
Balance - September 30	471	438
Facilities acquired		13
Facilities developed		2
Facilities sold		(8)
Balance - December 31		445

Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2016	2015	(Decrease)	Change	2016	2015	2016	2015	2016	2015	(Decrease)	Change
REVENUES:
Rental income	$103,231	$96,934	$6,297	6.5%	$13,185	$5,451	$—	$—	$116,416	$102,385	$14,031	13.7%
Other property related income	10,836	10,451	385	3.7%	1,444	674	727	702	13,007	11,827	1,180	10.0%
Property management fee income	—	—	—	0.0%	—	—	2,673	1,758	2,673	1,758	915	52.0%
Total revenues	114,067	107,385	6,682	6.2%	14,629	6,125	3,400	2,460	132,096	115,970	16,126	13.9%

OPERATING EXPENSES:
Property operating expenses	31,871	32,149	(278)	(0.9)%	5,657	2,749	4,277	4,399	41,805	39,297	2,508	6.4%
NET OPERATING INCOME (LOSS):	82,196	75,236	6,960	9.3%	8,972	3,376	(877)	(1,939)	90,291	76,673	13,618	17.8%

Property count	407	407			64	31			471	438
Total square footage	27,810	27,810			4,679	2,088			32,489	29,898
Period End Occupancy (1)	93.1%	92.7%			78.0%	80.6%			90.9%	91.9%
Period Average Occupancy (2)	93.8%	93.4%
Realized annual rent per occupied sq. ft. (3)	$15.83	$14.93

Depreciation and amortization									41,827	38,744	3,083	8.0%
General and administrative									8,065	7,002	1,063	15.2%
Acquisition related costs									888	1,222	(334)	(27.3)%
Subtotal									50,780	46,968	3,812	8.1%
OPERATING INCOME									39,511	29,705	9,806	33.0%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(12,787)	(10,399)	(2,388)	(23.0)%
Loan procurement amortization expense									(655)	(537)	(118)	(22.0)%
Equity in (losses) earnings of real estate ventures									(581)	139	(720)	(518.0)%
Other									(397)	(288)	(109)	(37.8)%
Total other expense									(14,420)	(11,085)	(3,335)	(30.1)%

NET INCOME									25,091	18,620	6,471	34.8%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(283)	(223)	(60)	(26.9)%
Noncontrolling interests in subsidiaries									76	41	35	85.4%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$24,884	$18,438	$6,446	35.0%
Distribution to preferred shareholders									(1,502)	(1,502)	—	0.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$23,382	$16,936	$6,446	38.1%

(1)	Represents occupancy at September 30th of the respective period.

(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $102.4 million during the three months ended September 30, 2015 to $116.4 million during the three months ended September 30, 2016, an increase of $14.0 million, or 13.7%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 40 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portoflio increased 6.0% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.  The remaining increase is primarily attributable to $7.7 million of additional income from the facilities acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income increased from $11.8 million during the three months ended September 30, 2015 to $13.0 million during the three months ended September 30, 2016, an increase of $1.2 million, or 10.0%.  This increase is primarily attributable to $0.7 million of increased tenant insurance commissions and $0.4 million of increased fee income for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Property management fee income increased from $1.8 million during the three months ended September 30, 2015 to $2.7 million during the three months ended September 30, 2016, an increase of $0.9 million, or 52.0%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores.

Operating Expenses

Property operating expenses increased from $39.3 million during the three months ended September 30, 2015 to $41.8 million during the three months ended September 30, 2016, an increase of $2.5 million, or 6.4%.  This increase is primarily attributable to $2.9 million of increased expenses associated with newly acquired facilities offset by a $0.3 million decrease, or 0.9%, in property operating expenses on the same-store portfolio primarily due to lower utility expenses.

Depreciation and amortization increased from $38.7 million during the three months ended September 30, 2015 to $41.8 million during the three months ended September 30, 2016, an increase of $3.1 million, or 8.0%. This increase is primarily attributable to depreciation and amortization expenses related to the 2015 and 2016 acquisitions.

General and administrative expenses increased from $7.0 million during the three months ended September 30, 2015 to $8.1 million, an increase of $1.1 million, or 15.2%. The change is attributable to $1.3 million of increased payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs decreased from $1.2 million during the three months ended September 30, 2015 to $0.9 million during the three months ended September 30, 2016, a decrease of $0.3 million, or 27.3%.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.

Other (Expense) Income

Interest expense increased from $10.4 million during the three months ended September 30, 2015 to $12.8 million during the three months ended September 30, 2016, an increase of $2.4 million, or 23.0%.  The increase is attributable to a higher weighted average effective interest rate and a higher amount of outstanding debt during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The weighted average effective interest rate of our outstanding debt increased from 3.67% for the three months ended September 30, 2015 to 3.73% for the three months ended September 30, 2016 as a result of of the issuance of $300.0 million in aggregate principal amount of 3.125% unsecured senior notes and repayment of the revolving portion of the Company’s credit facility at an average effective interest rate of 1.74% during the third quarter of 2016. The average outstanding debt balance increased $281.4 million to $1.5 billion during the three months ended September 30, 2016 as compared to $1.2 billion during the three months ended September 30, 2015 as the result of borrowings to fund a portion of the Company’s acquisition activity.

Equity in (losses) earnings of real estate ventures decreased $0.7 million during the three months ended September 30, 2016 compared to the three months ended September 30, 2015. This decrease is mainly driven by our share of the losses attributable to HVP, a real estate venture in which we own a 10% interest. The loss incurred in 2016 was primarily the result of amortization expense associated with the in-place lease intangible that was recorded in connection with the venture’s acquisition of 67 properties, which took place during the fourth quarter of 2015 and the first two quarters of 2016.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2016	2015	(Decrease)	Change	2016	2015	2016	2015	2016	2015	(Decrease)	Change
REVENUES:
Rental income	$300,290	$278,818	$21,472	7.7%	$32,661	$11,926	$—	$—	$332,951	$290,744	$42,207	14.5%
Other property related income	31,556	30,110	1,446	4.8%	3,604	1,489	2,253	2,156	37,413	33,755	3,658	10.8%
Property management fee income	—	—	—	0.0%	—	—	7,129	5,030	7,129	5,030	2,099	41.7%
Total revenues	331,846	308,928	22,918	7.4%	36,265	13,415	9,382	7,186	377,493	329,529	47,964	14.6%

OPERATING EXPENSES:
Property operating expenses	95,785	96,222	(437)	(0.5)%	14,186	5,947	13,660	12,769	123,631	114,938	8,693	7.6%
NET OPERATING INCOME (LOSS):	236,061	212,706	23,355	11.0%	22,079	7,468	(4,278)	(5,583)	253,862	214,591	39,271	18.3%

Property count	407	407			64	31			471	438
Total square footage	27,810	27,810			4,679	2,088			32,489	29,898
Period End Occupancy (1)	93.1%	92.7%			78.0%	80.6%			90.9%	91.9%
Period Average Occupancy (2)	93.1%	92.2%
Realized annual rent per occupied sq. ft. (3)	$15.46	$14.50

Depreciation and amortization									122,631	114,725	7,906	6.9%
General and administrative									24,184	21,289	2,895	13.6%
Acquisition related costs									5,793	2,485	3,308	133.1%
Subtotal									152,608	138,499	14,109	10.2%
OPERATING INCOME									101,254	76,092	25,162	33.1%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(37,071)	(32,324)	(4,747)	(14.7)%
Loan procurement amortization expense									(1,871)	(1,742)	(129)	(7.4)%
Equity in losses of real estate ventures									(1,817)	(199)	(1,618)	(813.1)%
Other									834	(812)	1,646	202.7%
Total other expense									(39,925)	(35,077)	(4,848)	(13.8)%

NET INCOME									61,329	41,015	20,314	49.5%
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(682)	(475)	(207)	(43.6)%
Noncontrolling interests in subsidiaries									411	56	355	633.9%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$61,058	$40,596	$20,462	50.4%
Distribution to preferred shareholders									(4,506)	(4,506)	—	0.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$56,552	$36,090	$20,462	56.7%

(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $290.7 million during the nine months ended September 30, 2015 to $333.0 million during the nine months ended September 30, 2016, an increase of $42.2 million, or 14.5%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 90 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 6.6% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.  The remaining increase is primarily attributable to $20.7 million of additional income from the facilities acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income increased from $33.8 million during the nine months ended September 30, 2015 to $37.4 million during the nine months ended September 30, 2016, an increase of $3.7 million, or 10.8%.  The increase is primarily attributable to $2.3 million of increased tenant insurance commissions and $1.1 million of increased fee income for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

Property management fee income increased from $5.0 million during the nine months ended September 30, 2015 to $7.1 million during the nine months ended September 30, 2016, an increase of $2.1 million, or 41.7%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores.

Operating Expenses

Property operating expenses increased from $114.9 million during the nine months ended September 30, 2015 to $123.6 million during the nine months ended September 30, 2016, an increase of $8.7 million, or 7.6%. This increase is attributable to $8.2 million of increased expenses associated with newly acquired facilities and $0.9 million of increased costs to manage our portfolio and support our growth, offset by a $0.4 million decrease in property operating expenses on the same-store portfolio primarily due to reduced utilities and snow removal costs.

Depreciation and amortization increased from $114.7 million during the nine months ended September 30, 2015 to $122.6 million during the nine months ended September 30, 2016, an increase of $7.9 million, or 6.9%. This increase is primarily attributable to depreciation and amortization expenses related to the 2015 and 2016 acquisitions.

General and administrative expenses increased from $21.3 million during the nine months ended September 30, 2015 to $24.2 million during the nine months ended September 30, 2016, an increase of $2.9 million, or 13.6%. The change is primarily attributable to $2.8 million of increased payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs increased from $2.5 million during the nine months ended September 30, 2015 to $5.8 million during the nine months ended September 30, 2016, an increase of $3.3 million, or 133.1%.  Acquisition costs are non-recurring and fluctuate based on quarterly investment activity.

Other (Expense) Income

Interest expense increased from $32.3 million during the nine months ended September 30, 2015 to $37.1 million during the nine months ended September 30, 2016, an increase of $4.7 million, or 14.7%.  The increase is primarily attributable to a higher amount of outstanding debt during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The average debt balance increased $197.0 million to $1.4 billion during the nine months ended September 30, 2016 as compared to $1.2 billion during the nine months ended September 30, 2015 as the result of borrowings to fund a portion of the Company’s acquisition activity.

Equity in losses of real estate ventures decreased $1.6 million during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. The decrease is mainly driven by our share of the losses attributable to HVP, a real estate venture in which we own a 10% interest. The loss incurred in 2016 was the result of amortization expense associated with the in-place lease intangible that was recorded in connection with the venture’s acquisition of 67 properties. The amortization expense did not exist in the 2015 period as the acquisitions took place during the fourth quarter of 2015 and the first two quarters of 2016.

Other (expense) income increased $1.6 million from the nine months ended September 30, 2015 to the nine months ended September 30, 2016 due to acquisition fees earned in conjunction with HVP’s acquisition of 67 self storage facilities.

Cash Flows

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2016 and 2015 is as follows (in thousands):

	Nine Months Ended September 30,
Net cash provided by (used in):	2016	2015	Change
	(in thousands)

Operating activities	$201,421	$162,491	$38,930
Investing activities	$(472,133)	$(237,903)	$(234,230)
Financing activities	$295,222	$75,529	$219,693

Cash provided by operating activities for the nine months ended September 30, 2016 and 2015 was $201.4 million and $162.5 million, respectively, reflecting an increase of $38.9 million.  Our principal source of cash flow is from the operation of our facilities. During the nine months ended September 30, 2016, our increased cash flow from operating activities was primarily attributable to our 2016 and 2015 acquisitions and increased net operating income levels on the same-store portfolio in the 2016 period as compared to the 2015 period.

Cash used in investing activities increased from $237.9 million for the nine months ended September 30, 2015 to $472.1 million for the nine months ended September 30, 2016, reflecting an increase of $234.2 million.  The change is primarily driven by an increase in cash used for acquisitions of self-storage facilities. Cash used during the nine months ended September 30, 2016, relates to the acquisition of 24 facilities for an aggregate purchase price of $350.8 million, inclusive of $6.5 million of assumed debt, while cash used in investing activities during the nine months ended September 30, 2015 relates to the acquisition of 16 facilities for an aggregate purchase price of $168.2 million, inclusive of $2.7 million of assumed debt. The change is also driven by a $75.7 million increase in cash used for development costs, resulting primarily from the acquisition of a development property by a consolidated joint venture in the second quarter of 2016 for $67.2 million, inclusive of $35.0 million of assumed debt.

For the nine months ended September 30, 2016 and 2015, cash provided by financing activities was $295.2 million and $75.5 million, respectively, reflecting an increase of $219.7 million.  The increase is primarily a result of $298.5 million in net proceeds received from our issuance of unsecured senior notes in August 2016 with no similar transaction during the nine months ended September 30, 2015, as well as a $40.3 million decrease in principal payments on mortgage loans, resulting primarily from the repayment of five secured loans during the nine months ended September 30, 2016 for $34.9 million compared to three repayments during the nine months ended September 30, 2015 for $73.8 million. These increases were offset by an $89.8 million net decrease in revolving credit facility borrowings during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 as well as a $32.1 million increase in cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the Operating Partnership during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, resulting from the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our facilities, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new facilities.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2016 fiscal year, we expect recurring capital expenditures to be approximately $4.0 million to $9.0 million, planned capital improvements and facility upgrades to be approximately $2.0 million to $5.0 million and costs associated with the development of new facilities to be approximately $18.0 million to $23.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $0.6 million for the remainder of 2016.

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

As of September 30, 2016, we had approximately $87.4 million in available cash and cash equivalents.  In addition, we had approximately $499.3 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2016	2015	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$250M 4.375% Guaranteed Notes due 2023	250,000	250,000	4.50%	Dec-13	Dec-23
$250M 4.000% Guaranteed Notes due 2025	250,000	250,000	4.03%	Oct-15	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	—	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,050,000	750,000
Less: Discount on issuance of unsecured senior notes, net	(4,099)	(2,888)
Less: Loan procurement costs, net	(7,173)	(5,208)
Total unsecured senior notes, net	$1,038,728	$741,904

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $499.3 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.7 million. In connection with a portion of the unsecured borrowings, we had interest rate swaps as of September 30, 2016 that fix 30-day LIBOR (see note 10 to the unaudited consolidated financial statements).  As of September 30, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.68%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at September 30, 2016 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2016, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

During the nine months ended September 30, 2016, we sold a total of 4.4 million common shares under the Equity Distribution Agreements at an average sales price of $31.25 per share, resulting in gross proceeds of $137.7 million under the program.  We incurred $1.6 million of offering costs in conjunction with the 2016 sales.  We used proceeds from the sales conducted during the nine months ended September 30, 2016 to fund acquisitions of storage facilities and for general corporate purposes.  As of September 30, 2016, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to September 30, 2016, we acquired one self-storage facility in Nevada for a purchase price of approximately $13.3 million.

On September 2, 2016, we announced that we will redeem all of our 3.1 million outstanding shares of its 7.75% Series A Cumulative Redeemable Preferred Shares (the “Preferred Shares”) with a par value of $77.5 million on November 2, 2016. The Preferred Shares will be redeemed at a redemption price of $25.00 per share, plus accumulated and unpaid dividends up to and including the redemption date of $0.17374 per share. In connection with the redemption of the Preferred Shares, in accordance with EITF D-42, we expect to recognize a charge of approximately $2.8 million in the fourth quarter related to excess redemption costs over the original net issuance proceeds.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income attributable to the Company’s common shareholders	$23,382	$16,936	$56,552	$36,090

Add:
Real estate depreciation and amortization:
Real property	41,195	38,328	120,925	113,422
Company’s share of unconsolidated real estate ventures	2,905	1,784	8,148	5,340
Noncontrolling interests in the Operating Partnership	283	223	682	475
FFO attributable to common shareholders and OP unitholders	$67,765	$57,271	$186,307	$155,327

Add:
Acquisition related costs (1)	888	1,222	5,970	2,485
FFO attributable to common shareholders and OP unitholders, as adjusted	$68,653	$58,493	$192,277	$157,812
Weighted-average diluted shares and units outstanding	182,699	173,138	181,134	170,956

______________________

(1)

Acquisition related costs for the nine months ended September 30, 2016 include $0.2 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

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

As of September 30, 2016, our consolidated debt consisted of $1.5 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of September 30, 2016, there were $100.0 million of outstanding unsecured term loan borrowings, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $84.2 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $97.8 million.

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

PART II. OTHER INFORMATION

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2016:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - July 31	223	$30.37	N/A	3,000,000
August 1 - August 31	251	$28.16	N/A	3,000,000
September 1 - September 30	265	$27.31	N/A	3,000,000
Total	739	$28.52	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.
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

4.1

Fourth Supplemental Indenture, dated as of August 15, 2016, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2016).

4.2

Form of $300 million aggregate principal amount of 3.125% senior notes due September 1, 2026 (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2016).

4.3	Form of CubeSmart Guarantee (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2016).

10.1

First Amendment to Executive Employment Agreement, dated as of September 30, 2016, by and between CubeSmart and Christopher P. Marr (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2016).

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

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: October 28, 2016	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: October 28, 2016	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.