Form 10-K
period 2016-12-31
CubeSmart; CubeSmart, L.P.
filed 2017-02-17
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of June 30, 2016, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $5,504,356,819. As of February 15, 2017, the number of common shares of CubeSmart outstanding was 180,171,863.

As of June 30, 2016, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 2,220,874 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $68,580,589 based upon the last reported sale price of $30.88 per share on the New York Stock Exchange on June 30, 2016 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2016, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

ITEM 1.  BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, management, acquisition, and development of self-storage properties in the United States.

As of December 31, 2016, we owned 475 self-storage properties located in 23 states and in the District of Columbia containing an aggregate of approximately 32.9 million rentable square feet.  As of December 31, 2016, approximately 89.7% of the rentable square footage at our owned stores was leased to approximately 269,000 customers, and no single customer represented a significant concentration of our revenues.  As of December 31, 2016, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2016, we managed 316 stores for third parties (including 116 stores containing an aggregate of approximately 6.8 million rentable square feet as part of three separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 791.   As of December 31, 2016, we managed stores for third parties in the following 26 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, and Virginia.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats.  Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our stores have a storage associate available to assist our customers during business hours, and 285, or approximately 60.0%, of our owned stores have a manager who resides in an apartment at the store.  Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems.  Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 401, or approximately 84.4%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2016, owned an approximately 98.9% interest in the Operating Partnership.  The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2016 and 2015, we owned 475 and 445 stores, respectively, that contained an aggregate of 32.9 million and 30.4 million rentable square feet with occupancy rates of 89.7% and 90.2%, respectively. A complete listing of, and additional information about, our stores is included in Item 2 of this Report.  The following is a summary of our 2016, 2015 and 2014 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550
2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362
2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800
2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450
New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various (see note 4)	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2016, 2015, and 2014, we owned 475, 445, and 421 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2014 through December 31, 2016:

	2016	2015	2014

Balance - January 1	445	421	366
Stores acquired	10	7	10
Stores developed	1	—	2
Balance - March 31	456	428	378
Stores acquired	7	4	9
Stores developed	1	1	—
Balance - June 30	464	433	387
Stores acquired	7	5	3
Balance - September 30	471	438	390
Stores acquired	4	13	31
Stores developed	—	2	—
Stores sold	—	(8)	—
Balance - December 31	475	445	421

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2016:

•

Store Acquisitions.  During 2016, we acquired 28 self-storage properties located throughout the United States for an aggregate purchase price of approximately $403.6 million. In connection with these acquisitions, we allocated a portion of the purchase price paid for each store to the intangible value of in-place leases which aggregated to $18.8 million.

•

Development Activity.    During 2016, we completed construction and opened for operation two stores developed through two separate joint ventures. Both of the self-storage properties are located in New York. We invested a total of $64.0 million in the development of these two stores. Subsequent to the opening of the stores, the noncontrolling members put their 49% ownership interest in each venture to us. As of December 31, 2016, we had five joint venture development properties and two wholly-owned development properties under construction. We anticipate investing a total of $303.5 million related to these seven projects, and construction for all projects is expected to be completed by the fourth quarter of 2018.

•

Development Commitments.  During 2016, we acquired three self-storage properties in New York (1) and Texas (2) for an aggregate purchase price of $69.4 million after the completion of construction and the issuance of the certificate of occupancy. During 2016, we also entered into contracts to purchase one store in Florida and one store in Illinois after the completion of construction and the issuance of the certificate of occupancy. As of December 31, 2016, we had four stores under contract, including two stores that went under contract in 2015, for a total acquisition price of $61.1 million.  These four acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

•

At-The-Market Equity Program.  During 2016, under our at-the-market equity program, we sold a total of 4.4 million common shares at an average sales price of $31.25 per share, resulting in net proceeds under the program of $136.1 million, after deducting offering costs. As of December 31, 2016, 5.8 million common shares remained available for sale under the program. The proceeds from the sales conducted during the year ended December 31, 2016 were used to fund acquisitions of self-storage properties and for general corporate purposes.

•

Preferred Share Redemption.  On November 2, 2016, we completed the redemption of all of our 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares at a cash redemption price of $25.00 per share plus accumulated and unpaid dividends. The redemption price of $77.5 million was paid by the Company from available cash balances.

•

Debt Offering.  On August 15, 2016, we completed the issuance and sale of $300.0 million in aggregate principal amount of unsecured senior notes due September 1, 2026 which bear interest at a rate of 3.125% per annum. Net proceeds from the offering were used to repay outstanding indebtedness under our Revolver (defined below) and for general corporate purposes, including acquisitions, investments in joint ventures, and repayment or repurchase of other indebtedness.

•

Mortgage Loans.  During 2016, we repaid five mortgage loans aggregating $34.9 million and assumed two mortgage loans with a combined outstanding principal balance of $38.5 million as of December 31, 2016.

Business Strategy

Our business strategy consists of several elements:

•

Maximize cash flow from our stores — Our operating strategy focuses on maximizing sustainable rents at our stores while achieving and sustaining occupancy targets.  We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts, and physical occupancy with an objective of maximizing our rental revenue.

•

Acquire stores within targeted markets — During 2017, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals, and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.

•

Dispose of stores — During 2017, we intend to continue to evaluate opportunities to reduce exposure in slower growth, lower barrier-to-entry markets.  We intend to use proceeds from these transactions to fund acquisitions within targeted markets.

•

Grow our third-party management business — We intend to pursue additional third-party management opportunities.  We intend to leverage our current platform to take advantage of consolidation in the industry.  We plan to utilize our relationships with third-party owners to help source future acquisitions.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties.  Our investment committee, comprised of five senior officers and led by Christopher P. Marr, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•

Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically three miles around the store, for its ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including the Northeastern and Mid-Atlantic areas of the United States and areas within Georgia, Florida, Texas, Illinois, and California, and to enter additional markets should suitable opportunities arise.

•

Quality of store — We focus on self-storage properties that have good visibility and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

•

Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations, or expansions.  In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and the ability to spread our fixed costs across a large base of stores.

Segment

We have one reportable segment:  we own, operate, develop, manage, and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store.  No single customer represented a significant concentration of our 2016 revenues.  Our stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10% and 8%, respectively, of our total 2016 revenues and approximately 18%, 16%, 10% and 8%, respectively, of our total 2015 revenues.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2016, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares, preferred shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 24.7% compared to approximately 18.5% as of December 31, 2015.  Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2016 was approximately 38.5% compared to approximately 33.8% as of December 31, 2015.  We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes.  These capital sources may include existing cash, borrowings under the Revolver, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties, and formations of joint ventures.  We also may sell stores that we no longer view as core assets and use the sales proceeds to fund other acquisitions.

Competition

Self-storage properties compete based on a number of factors, including location, rental rates, security, suitability of the store’s design to prospective customers’ needs, and the manner in which the store is operated and marketed.  In particular, the number of competing self-storage properties in a market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our stores.  We believe that the primary competition for potential customers of any of our self-storage properties comes from other self-storage properties within a three-mile radius of that store.  We believe our stores are well-positioned within their respective markets, and we emphasize customer service, convenience, security, professionalism, and cleanliness.

Our key competitors include local and regional operators as well as the other public self-storage REITS, including Public Storage, Extra Space Storage Inc., and Life Storage, Inc.  These companies, some of which operate significantly more stores than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices.  This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire stores, and reduce the demand for self-storage space at our stores.  Nevertheless, we believe that our experience in operating, managing, acquiring, developing, and obtaining financing for self-storage properties should enable us to compete effectively.

Government Regulation

We are subject to various laws, ordinances and regulations, including regulations relating to lien sale rights and procedures and various federal, state, and local regulations that apply generally to the ownership of real property and the operation of self-storage properties.

Under the Americans with Disabilities Act of 1990 and applicable state accessibility act laws (collectively, the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state, and local laws may also impose access and other similar requirements at our stores.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our stores comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our stores is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the stores into compliance.

Under various federal, state, and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on or in its property.  These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances.  The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using the real estate as collateral, and may cause the property owner to incur substantial remediation costs.  In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage.  We may also become liable for the costs of removal or remediation of hazardous substances stored at the properties by a customer even though storage of hazardous substances would be without our knowledge or approval and in violation of the customer’s storage lease agreement with us.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of properties.  Whenever the environmental assessment for one of our stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, we work with our environmental consultants and, where appropriate, state governmental agencies, to ensure that the store is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.  In certain cases, we have purchased environmental liability insurance coverage to indemnify us against claims for contamination or other adverse environmental conditions that may affect a property.

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

We have not received notice from any governmental authority of any material noncompliance, claim, or liability in connection with any of our stores, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our stores relating to environmental conditions.

We are not aware of any environmental condition with respect to any of our stores that could reasonably be expected to have a material adverse effect on our financial condition or results of operations, and we do not expect that the cost of compliance with environmental regulations will have a material adverse effect on our financial condition or results of operations.  We cannot provide assurance, however, that this will continue to be the case.

Insurance

We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio.  We carry environmental insurance coverage on certain stores in our portfolio.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage, and industry practice.  We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates.  Some of our policies, such as those covering losses due to terrorist activities, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  We also carry liability insurance to insure against personal injuries that might be sustained at our stores as well as director and officer liability insurance.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355.  Our telephone number is (610) 535-5000.

Employees

As of December 31, 2016, we employed 2,136 employees, of whom 292 were corporate executive and administrative personnel and 1,844 were property-level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC.  You may obtain copies of these documents by visiting the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, by calling the SEC at 1-800-SEC-0330, or by accessing the SEC’s website at www.sec.gov.  Our internet website address is www.cubesmart.com.  You also can obtain on our website, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, after we electronically file such reports or amendments with, or furnish them to, the SEC.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

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

It is difficult to determine the breadth and duration of the economic and financial market disruptions and the many ways in which they may affect our customers and our business in general.  Nonetheless, continuation or further worsening of these difficult financial and macroeconomic conditions could have a significant adverse effect on our sales, profitability, and results of operations.

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

Our financial performance is dependent upon economic and other conditions of the markets in which our stores are located.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors.  Our stores in Florida, New York, Texas, and California accounted for approximately 17%, 16%, 10% and 8%, respectively, of our total 2016 revenues.  As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We face risks associated with property acquisitions.

We intend to continue to acquire individual and portfolios of self-storage properties. The purchase agreements that we enter into in connection with acquisitions typically contain closing conditions that need to be satisfied before the acquisitions can be consummated. The satisfaction of many of these conditions is outside of our control, and we therefore cannot assure you that any of our pending or future acquisitions will be consummated. These conditions include, among other things, satisfactory examination of the title to the properties, the ability to obtain title insurance and customary closing conditions.  Moreover, in the event we are unable to complete pending or future acquisitions, we may have incurred significant legal, accounting, and other transaction costs in connection with such acquisitions without realizing the expected benefits.

Those acquisitions that we do consummate would increase our size and may potentially alter our capital structure.  Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that:

•	acquisitions may fail to perform as expected;

•	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

•	we may be unable to obtain acquisition financing on favorable terms;

•

acquisitions may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or an unfamiliarity with local governmental and permitting procedures; and

•

there is only limited recourse, or no recourse, to the former owners of newly acquired properties for unknown or undisclosed liabilities such as the clean-up of undisclosed environmental contamination; claims by customers, vendors, or other persons arising on account of actions or omissions of the former owners of the properties; and claims by local governments, adjoining property owners, property owner associations, and easement holders for fees, assessments, or taxes on other property-related changes.  As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

In addition, we do not always obtain third-party appraisals of acquired properties (and instead rely on value determinations by our senior management) and the consideration we pay in exchange for those properties may exceed the value determined by third-party appraisals.

We will incur costs and will face integration challenges when we acquire additional stores.

As we acquire or develop additional self-storage properties, we will be subject to risks associated with integrating and managing new stores, including customer retention and mortgage default risks. In the case of a large portfolio purchase, we could experience strains in our existing information management capacity. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations.  Furthermore, our income may decline because we will be required to expense acquisition-related costs and amortize in future periods costs for acquired goodwill and other intangible assets.  Our failure to successfully integrate any future acquisitions into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

The acquisition of new stores that lack operating history with us will make it more difficult to predict revenue potential.

We intend to continue to acquire additional stores.  These acquisitions could fail to perform in accordance with expectations.  If we fail to accurately estimate occupancy levels, rental rates, operating costs, or costs of improvements to bring an acquired store up to the standards established for our intended market position, the performance of the store may be below expectations.  Acquired stores may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered.  We cannot assure that the performance of stores acquired by us will increase or be maintained under our management.

Our development activities may be more costly or difficult to complete than we anticipate.

We intend to continue to develop self-storage properties where market conditions warrant such investment.  Once made, these investments may not produce results in accordance with our expectations.  Risks associated with development and construction activities include:

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

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop stores, satisfy our debt obligations, and/or make distributions to shareholders.

We depend on external sources of capital to fund acquisitions and development, to satisfy our debt obligations and to make distributions to our shareholders required to maintain our status as a REIT, and these sources of capital may not be available on favorable terms, if at all.  Our access to external sources of capital depends on a number of factors, including the market’s perception of our growth potential and our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes.  If we are unable to obtain external sources of capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt obligations or make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

Rising operating expenses could reduce our cash flow and funds available for future distributions.

Our stores and any other stores we acquire or develop in the future are and will be subject to operating risks common to real estate in general, any or all of which may negatively affect us.  Our stores are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage to our employees, utilities, insurance, administrative expenses, and costs for repairs and maintenance.  If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

We cannot assure our ability to pay dividends in the future.

Historically, we have paid quarterly distributions to our shareholders, and we intend to continue to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed.  This, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code.  We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our Board.  Our ability to pay dividends will depend upon, among other factors:

•	the operational and financial performance of our stores;

•	capital expenditures with respect to existing and newly acquired stores;

•	general and administrative costs associated with our operation as a publicly-held REIT;

•	maintenance of our REIT status;

•	the amount of, and the interest rates on, our debt;

•	the absence of significant expenditures relating to environmental and other regulatory matters; and

•	other risk factors described in this Report.

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

We derive revenues principally from rents received from customers who rent cubes at our self-storage properties under month-to-month leases.  Any delay in re-letting cubes as vacancies arise would reduce our revenues and harm our operating results.  In addition, lower than expected rental rates upon re-letting could adversely affect our revenues and impede our growth.

Store ownership through joint ventures may limit our ability to act exclusively in our interest.

We have in the past co-invested with, and we may continue to co-invest with, third parties through joint ventures.  In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the stores owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions.  Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives.  Such investments also have the potential risk of impasse on strategic decisions, such as a sale, in cases where neither we nor the joint venture partner would have full control over the joint venture. In other circumstances, joint venture partners may have the ability without our agreement to make certain major decisions, including decisions about sales, capital expenditures, and/or financing.  Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or Trustees from focusing their time and effort on our business.  In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

We face significant competition for customers and acquisition and development opportunities.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our stores.  We compete with numerous developers, owners, and operators of self-storage properties, including other REITs, some of which own or may in the future own stores similar to ours in the same submarkets in which our stores are located and some of which may have greater capital resources.  In addition, due to the relatively low cost of each individual self-storage property, other developers, owners, and operators have the capability to build additional stores that may compete with our stores.

If our competitors build new stores that compete with our stores or offer space at rental rates below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire.  As a result, our financial condition, cash flow, cash available for distribution, market price of our shares, and ability to satisfy our debt service obligations could be materially adversely affected.  In addition, increased competition for customers may require us to make capital improvements to our stores that we would not have otherwise made.  Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders.

We also face significant competition for acquisitions and development opportunities.  Some of our competitors have greater financial resources than we do and a greater ability to borrow funds to acquire stores.  These competitors may also be willing to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices.  This competition for investments may reduce the number of suitable investment opportunities available to us, may increase acquisition costs and may reduce demand for self-storage space in certain areas where our stores are located and, as a result, adversely affect our operating results.

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

There are other commercial parties, at both a local and national level, that may assert that our use of our brand names and other intellectual property conflict with their rights to use brand names, internet domains, and other intellectual property that they consider to be similar to ours.  Any such commercial dispute and related resolution would involve all of the risks described above, including, in particular, our agreement to restrict the use of our brand name or other intellectual property.

We also could be sued for personal injuries and/or property damage occurring on our properties.  We maintain liability insurance with limits that we believe adequate to provide for the defense and/or payment of any damages arising from such lawsuits.  There can be no assurance that such coverage will cover all costs and expenses from such suits.

Potential losses may not be covered by insurance, which could result in the loss of our investment in a property and the future cash flows from the property.

We carry comprehensive liability, fire, extended coverage, and rental loss insurance covering all of the properties in our portfolio.  We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice.  We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flooding and environmental hazards, because such coverage is not available or is not available at commercially reasonable rates.  Some of our policies, such as those covering losses due to terrorism, hurricanes, floods, and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses.  If we experience a loss at a store that is uninsured or that exceeds policy limits, we could lose the capital invested in that store as well as the anticipated future cash flows from that store.  Inflation, changes in building codes and ordinances, environmental considerations, and other factors also might make it impractical or undesirable to use insurance proceeds to replace a store after it has been damaged or destroyed.  In addition, if the damaged stores are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these stores were irreparably damaged.

Our insurance coverage may not comply with certain loan requirements.

Certain of our stores serve as collateral for our mortgage-backed debt, some of which we assumed in connection with our acquisition of stores and requires us to maintain insurance at levels and on terms that are not commercially reasonable in the current insurance environment.  We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants.  If we cannot comply with a lender’s requirements, the lender could declare a default, which could affect our ability to obtain future financing and have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing.  In addition, we may be required to self-insure against certain losses or our insurance costs may increase.

Potential liability for environmental contamination could result in substantial costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage properties.  If we fail to comply with those laws, we could be subject to significant fines or other governmental sanctions.

Under various federal, state and local laws, ordinances, and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination.  Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances.  The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to borrow using such property as collateral.  In addition, in connection with the ownership, operation, and management of properties, we are potentially liable for property damage or injuries to persons and property.

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional stores.  We carry environmental insurance coverage on certain stores in our portfolio.  We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional stores).  The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us.  However, we cannot assure that our environmental assessments have identified or will identify all material environmental conditions, that any prior owner of any property did not create a material environmental condition not actually known to us, or that a material environmental condition does not otherwise exist with respect to any of our properties.

Americans with Disabilities Act and applicable state accessibility act compliance may require unanticipated expenditures.

Under the ADA, all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state and local laws may also impose access and other similar requirements at our properties.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our properties comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our properties is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the properties into compliance.  If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures, which could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

We are increasingly dependent upon automated information technology processes and Internet commerce, and many of our new customers come from the telephone or over the Internet.  Moreover, the nature of our business involves the receipt and retention of personal information about our customers.  We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services.  These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack.  In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate our confidential information, create system disruptions, or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation.  In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our self-storage properties.

If we are unable to attract and retain team members or contract with third parties having the specialized skills or technologies needed to support our systems, implement improvements to our customer-facing technology in a timely manner, allow accurate visibility to product availability when customers are ready to rent, quickly and efficiently fulfill our customers rental and payment methods they demand, or provide a convienent and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected.

Terrorist attacks and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks against our stores, the United States or our interests, may negatively impact our operations and the value of our securities.  Attacks or armed conflicts could negatively impact the demand for self-storage and increase the cost of insurance coverage for our stores, which could reduce our profitability and cash flow.  Furthermore, any terrorist attacks or armed conflicts could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

Risks Related to the Real Estate Industry

Our performance and the value of our self-storage properties are subject to risks associated with our properties and with the real estate industry.

Our rental revenues and operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our stores do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:

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

Because our real estate portfolio consists primarily of self-storage properties, we are subject to risks inherent in investments in a single industry.  A decrease in the demand for self-storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.  Demand for self-storage space could be adversely affected by weakness in the national, regional, and local economies, changes in supply of, or demand for, similar or competing self-storage properties in an area, and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental revenue.  Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

Because real estate is illiquid, we may not be able to sell propeties when appropriate.

Real estate property investments generally cannot be sold quickly.  Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest.  Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, which may adversely affect our financial position.

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

Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.

At any time, the federal income tax laws or regulations governing REITs or the administrative interpretations of those laws or regulations may be changed, possibly with retroactive effect. We cannot predict if or when any new federal income tax law, regulation or administrative interpretation, or any amendment to any existing federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective or whether any such law, regulation or interpretation may take effect retroactively. We and our shareholders could be adversely affected by any such change in, or any new, federal income tax law, regulation or administrative interpretation.

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

Like other real estate companies that incur debt, we are subject to risks associated with debt financing, such as the insufficiency of cash flow to meet required debt service payment obligations and the inability to refinance outstanding indebtedness at maturity.  If our debt cannot be paid, refinanced, or extended at maturity, we may not be able to make distributions to shareholders at expected levels or at all and may not be able to acquire new stores.  Failure to make distributions to our shareholders could result in our failure to qualify as a REIT for federal income tax purposes.  Furthermore, an increase in our interest expense could adversely affect our cash flow and ability to make distributions to shareholders.  If we do not meet our debt service obligations, any stores securing such indebtedness could be foreclosed on, which would have a material adverse effect on our cash flow and ability to make distributions and, depending on the number of stores foreclosed on, could threaten our continued viability.

Our Credit Facility (defined below) contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and net worth tests.  Our ability to borrow under the Credit Facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants.  In the event that we fail to satisfy these covenants, we would be in default under the Credit Facility and may be required to repay such debt with capital from other sources.  Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms.  Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders.  Similarly, the indenture under which we have issued unsecured senior notes contains customary financial covenants, including limitations on incurrence of additional indebtedness.

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

Our executive team, including our named executive officers, has extensive self-storage, real estate, and public company experience.  Although our named executive officers, effective January 1, 2017, are parties to the Company’s executive severance plan, we cannot provide assurance that any of them will remain in our employment.  The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training, and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2016, we had 1,844 property-level personnel involved in the management and operation of our stores.  The customer service, marketing skills, and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be harmed.

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

Our Trustees also have the discretion, granted in our bylaws and Maryland law, without shareholder approval to, among other things (1) create a staggered Board, (2) amend our bylaws or repeal individual bylaws in a manner that provides the Board with greater authority, and (3) issue additional equity securities.  Any such action could inhibit or impede a third party from making a proposal to acquire us at a price that could be beneficial to our shareholders.

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

Our declaration of trust permits our Board to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications, or terms or conditions of redemption as determined by our Board.  In addition, our Board may reclassify any unissued common shares into one or more classes or series of preferred shares.  Thus, our Board could authorize, without shareholder approval, the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. We currently do not expect that the Board would require shareholder approval prior to such a preferred issuance.  In addition, any preferred shares that we issue would rank senior to our common shares with respect to the payment of distributions, in which case we could not pay any distributions on our common shares until full distributions have been paid with respect to such preferred shares.

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

The market price of our common shares has been subject to significant fluctuation and may continue to fluctuate or decline.  Between January 1, 2014 and December 31, 2016, the closing price of our common shares has ranged from a high of $33.30 (on March 31, 2016) to a low of $15.63 (on January 27, 2014).  In the past several years, REIT securities have experienced high levels of volatility and significant increases in value from their historic lows.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2016, we owned 475 self-storage properties that contain approximately 32.9 million rentable square feet and are located in 23 states and the District of Columbia.  The following table sets forth summary information regarding our stores by state as of December 31, 2016.

			Total	% of Total
	Number of		Rentable	Rentable	Period-end
State	Stores	Cubes	Square Feet	Square Feet	Occupancy

Florida	77	55,746	5,749,593	17.4%	93.1%
Texas	63	36,338	4,363,664	13.3%	84.8%
New York	43	51,984	3,066,009	9.3%	81.4%
California	40	25,750	2,831,254	8.6%	94.6%
Illinois	39	22,575	2,461,164	7.5%	91.6%
Arizona	33	18,847	2,054,791	6.3%	91.3%
New Jersey	25	16,826	1,700,430	5.2%	91.8%
Georgia	18	11,063	1,316,941	4.0%	90.9%
Ohio	20	11,089	1,293,096	3.9%	90.2%
Maryland	15	12,010	1,228,155	3.7%	92.9%
Connecticut	22	10,656	1,179,463	3.6%	91.5%
Virginia	10	7,873	787,982	2.4%	87.3%
Colorado	11	5,998	697,589	2.1%	85.1%
Massachusetts	11	7,261	674,772	2.1%	87.9%
North Carolina	9	5,601	654,175	2.0%	89.7%
Tennessee	7	4,416	618,212	1.9%	85.8%
Pennsylvania	9	6,023	609,289	1.9%	89.2%
Nevada	7	4,122	519,657	1.6%	92.1%
Utah	4	2,261	240,023	0.7%	95.5%
Rhode Island	4	1,971	236,995	0.7%	92.2%
Washington D.C.	3	2,849	224,302	0.7%	85.0%
New Mexico	3	1,648	182,261	0.6%	93.5%
Minnesota	1	1,018	100,978	0.3%	83.5%
Indiana	1	574	67,604	0.2%	95.7%
Total/Weighted Average	475	324,499	32,858,399	100.0%	89.7%

Our Stores

The following table sets forth additional information with respect to each of our owned stores as of December 31, 2016. Our ownership of each store consists of a fee interest in the store held by our Operating Partnership, or one of its subsidiaries, except for eight of our stores, which are subject to ground leases.  In addition, small parcels of land at two of our other stores are subject to ground leases.

	Year
	Acquired / /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Chandler I, AZ	2005	1985	47,680	94.3%	454	Y	12.5%
Chandler II, AZ	2013	2008	82,889	93.1%	1,172	N	73.7%
Gilbert I, AZ	2013	2010	57,300	86.8%	443	Y	83.6%
Gilbert II, AZ	2016	2005/14	91,505	84.0%	679	Y	37.7%
Glendale, AZ	1998	1987	56,807	98.4%	528	Y	0.0%
Green Valley, AZ	2005	1985	25,050	89.6%	266	N	9.0%
Mesa I, AZ	2006	1985	52,575	92.1%	501	N	0.0%
Mesa II, AZ	2006	1981	45,511	88.6%	410	Y	16.7%
Mesa III, AZ	2006	1986	59,629	95.1%	524	Y	15.8%
Peoria, AZ	2015	2005	110,835	94.5%	925	N	35.3%
Phoenix I, AZ	2006	1987	100,875	90.7%	751	Y	21.8%
Phoenix II, AZ	2006/11	1974	83,160	95.7%	809	Y	6.7%
Phoenix III, AZ	2014	2009	121,731	91.0%	820	N	73.8%
Phoenix IV, AZ	2016	2008	69,660	89.3%	705	Y	99.9%
Queen Creek, AZ	2015	2013	94,462	74.3%	624	Y	61.0%
Scottsdale, AZ	1998	1995	79,525	95.1%	654	Y	20.4%
Surprise, AZ	2015	2006	72,575	91.6%	602	N	100.0%
Tempe I, AZ	2005	1975	53,890	91.2%	407	Y	18.8%
Tempe II, AZ	2013	2007	68,409	88.8%	733	Y	86.4%
Tucson I, AZ	1998	1974	59,800	95.3%	496	Y	0.0%
Tucson II, AZ	1998	1988	43,950	88.3%	537	Y	100.0%
Tucson III, AZ	2005	1979	49,832	92.8%	496	N	0.0%
Tucson IV, AZ	2005	1982	48,040	95.2%	504	Y	13.4%
Tucson V, AZ	2005	1982	45,134	92.3%	421	Y	11.3%
Tucson VI, AZ	2005	1982	40,814	91.3%	418	Y	13.6%
Tucson VII, AZ	2005	1982	52,688	94.7%	601	Y	7.0%
Tucson VIII, AZ	2005	1979	46,650	93.3%	454	Y	0.0%
Tucson IX, AZ	2005	1984	67,496	93.6%	605	Y	5.9%
Tucson X, AZ	2005	1981	46,350	89.8%	414	N	0.0%
Tucson XI, AZ	2005	1974	42,900	95.9%	408	Y	0.0%
Tucson XII, AZ	2005	1974	42,275	95.7%	436	Y	3.9%
Tucson XIII, AZ	2005	1974	45,800	85.8%	493	Y	0.0%
Tucson XIV, AZ	2005	1976	48,995	95.4%	557	Y	17.9%
Benicia, CA	2005	1988/93/05	74,770	95.6%	720	Y	0.0%
Citrus Heights, CA	2005	1987	75,620	95.0%	683	Y	0.0%
Corona, CA	2014	2014	94,975	93.8%	971	N	6.9%
Diamond Bar, CA	2005	1988	103,309	96.4%	914	Y	0.0%
Escondido, CA	2007	2002	143,645	94.6%	1,260	Y	11.8%
Fallbrook, CA	1997	1985/88	45,976	89.4%	446	Y	0.0%
Fremont, CA	2014	1987	51,243	93.7%	526	Y	0.6%
Lancaster, CA	2001	1987	60,450	97.0%	358	Y	0.0%
Long Beach, CA	2006	1974	124,571	95.1%	1,371	Y	0.0%
Murrieta, CA	2005	1996	49,785	91.9%	449	Y	5.1%
North Highlands, CA	2005	1980	57,094	96.8%	472	Y	0.0%
Ontario, CA	2014	1986	93,590	95.6%	849	Y	0.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Orangevale, CA	2005	1980	50,542	93.2%	529	Y	0.0%
Pleasanton, CA	2005	2003	83,600	92.3%	762	Y	0.0%
Rancho Cordova, CA	2005	1979	53,978	96.3%	468	Y	0.0%
Rialto I, CA	2006	1987	57,391	97.6%	455	Y	0.0%
Rialto II, CA	1997	1980	99,783	95.4%	717	Y	0.0%
Riverside I, CA	2006	1977	67,020	94.0%	656	Y	0.0%
Riverside II, CA	2006	1985	85,176	95.9%	811	Y	5.5%
Roseville, CA	2005	1979	59,944	95.6%	555	Y	0.0%
Sacramento I, CA	2005	1979	50,664	96.2%	554	Y	0.0%
Sacramento II, CA	2005	1986	62,088	97.1%	553	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	93.9%	240	N	0.0%
San Bernardino II, CA	1997	1991	41,546	91.6%	373	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,416	97.8%	370	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,277	91.5%	719	Y	12.1%
San Bernardino V, CA	2006	1974	56,745	95.9%	487	Y	6.7%
San Bernardino VII, CA	2006	1978	78,753	93.1%	616	Y	2.4%
San Bernardino VIII, CA	2006	1977	103,417	96.1%	867	Y	0.0%
San Marcos, CA	2005	1979	37,425	93.9%	244	Y	0.0%
Santa Ana, CA	2006	1984	63,916	92.4%	740	Y	4.3%
South Sacramento, CA	2005	1979	52,440	97.3%	413	Y	0.0%
Spring Valley, CA	2006	1980	55,035	93.1%	713	Y	0.0%
Temecula I, CA	1998	1985/03	81,340	92.4%	705	Y	45.7%
Temecula II, CA	2007	2003	84,543	94.9%	682	Y	55.0%
Vista I, CA	2001	1988	74,238	93.8%	622	Y	0.0%
Vista II, CA	2005	2001/02/03	147,763	92.6%	1,300	Y	3.7%
Walnut, CA	2005	1987	50,708	94.4%	537	Y	16.0%
West Sacramento, CA	2005	1984	40,015	97.3%	479	Y	0.0%
Westminster, CA	2005	1983/98	68,393	93.6%	564	Y	0.0%
Aurora, CO	2005	1981	75,867	86.4%	618	Y	0.0%
Centennial, CO	2016	2009	62,400	81.7%	530	Y	95.1%
Colorado Springs I, CO	2005	1986	47,975	92.1%	468	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	92.5%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	88.3%	449	Y	0.0%
Denver II, CO	2012	2007	74,460	89.0%	678	N	94.9%
Denver III, CO	2016	2015	76,125	63.1%	708	N	94.6%
Federal Heights, CO	2005	1980	54,770	90.2%	549	Y	0.0%
Golden, CO	2005	1985	87,800	85.6%	640	Y	1.6%
Littleton, CO	2005	1987	53,490	82.1%	442	Y	64.2%
Northglenn, CO	2005	1980	43,102	93.2%	483	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	93.1%	445	Y	8.7%
Branford, CT	1995	1986	50,629	93.3%	430	Y	3.5%
Bristol, CT	2005	1989/99	47,725	91.4%	471	N	31.7%
East Windsor, CT	2005	1986/89	46,066	96.9%	304	N	0.0%
Enfield, CT	2001	1989	52,875	90.5%	371	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,905	92.9%	607	N	9.4%
Manchester I, CT (6)	2002	1999/00/01	46,925	93.2%	465	N	44.1%
Manchester II, CT	2005	1984	52,725	92.8%	400	N	0.0%
Manchester III, CT	2014	2009	60,113	91.9%	583	N	87.0%
Milford, CT	1996	1975	44,885	92.3%	375	Y	6.9%
Monroe, CT	2005	1996/03	58,500	95.0%	394	N	0.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Mystic, CT	1996	1975/86	50,825	91.8%	561	Y	4.6%
Newington I, CT	2005	1978/97	42,620	93.2%	248	N	0.0%
Newington II, CT	2005	1979/81	36,140	97.3%	195	N	0.0%
Norwalk I, CT	2012	2009	30,328	93.8%	349	N	100.0%
Norwalk II, CT	2016	1990	78,175	82.7%	936	Y	77.8%
Old Saybrook I, CT	2005	1982/88/00	87,000	92.7%	720	N	10.8%
Old Saybrook II, CT	2005	1988/02	26,425	87.8%	253	N	71.8%
Shelton, CT	2011	2007	78,405	87.5%	855	Y	93.9%
South Windsor, CT	1996	1976	72,075	92.2%	560	Y	1.2%
Stamford, CT	2005	1997	28,907	88.0%	363	N	38.6%
Wilton, CT	2012	1966	84,515	89.5%	771	Y	66.6%
Washington I, DC	2008	2002	63,085	87.7%	754	Y	97.2%
Washington II, DC	2011	1929/98	82,787	91.1%	1,043	N	99.5%
Washington III, DC	2016	1961/13	78,430	76.5%	1,052	Y	97.5%
Boca Raton, FL	2001	1998	37,968	89.4%	612	N	70.5%
Boynton Beach I, FL	2001	1999	61,725	92.2%	757	Y	61.7%
Boynton Beach II, FL	2005	2001	61,514	92.5%	576	Y	88.6%
Boynton Beach III, FL	2014	2001	67,393	92.7%	721	N	100.0%
Boynton Beach IV, FL	2015	2002	76,362	95.3%	642	N	84.0%
Bradenton I, FL	2004	1979	68,298	92.7%	592	N	6.6%
Bradenton II, FL	2004	1996	87,958	91.9%	845	Y	46.6%
Cape Coral I, FL	2000*	2000	76,857	92.3%	892	Y	90.7%
Cape Coral II, FL	2014	2007	67,955	91.8%	614	Y	71.3%
Coconut Creek I, FL	2012	2001	78,846	95.8%	757	Y	53.0%
Coconut Creek II, FL	2014	1999	90,147	93.6%	811	N	79.6%
Dania Beach, FL	2004	1984	180,588	94.3%	1,778	N	27.4%
Dania, FL	1996	1988	58,165	91.2%	495	Y	53.7%
Davie, FL	2001*	2001	80,985	92.3%	837	Y	73.8%
Deerfield Beach, FL	1998*	1998	57,230	92.5%	520	Y	55.0%
Delray Beach I, FL	2001	1999	67,833	95.2%	816	Y	45.5%
Delray Beach II, FL	2013	1987	75,710	91.6%	1,180	N	96.8%
Delray Beach III, FL	2014	2006	94,395	96.1%	904	N	99.6%
Ft. Lauderdale I, FL	1999	1999	70,043	94.7%	694	Y	54.7%
Ft. Lauderdale II, FL	2013	2007	49,577	94.8%	862	N	100.0%
Ft. Myers I, FL	1999	1998	67,534	90.1%	592	Y	84.2%
Ft. Myers II, FL	2014	2001	83,375	93.3%	841	Y	62.8%
Ft. Myers III, FL	2014	2002	81,554	91.2%	868	Y	89.3%
Jacksonville I, FL	2005	2005	79,705	92.1%	717	N	100.0%
Jacksonville II, FL	2007	2004	64,970	91.7%	663	N	100.0%
Jacksonville III, FL	2007	2003	66,010	92.8%	683	N	100.0%
Jacksonville IV, FL	2007	2006	77,525	93.0%	717	N	100.0%
Jacksonville V, FL	2007	2004	82,483	93.0%	713	N	79.9%
Jacksonville VI, FL	2014	2006	67,275	93.5%	536	Y	71.2%
Kendall, FL	2007	2003	75,495	89.4%	702	N	79.4%
Lake Worth I, FL †	1998	1998/02	159,799	92.7%	1,278	Y	72.2%
Lake Worth II, FL	2014	2004/08	86,924	92.6%	757	Y	85.3%
Lake Worth III, FL	2015	2006	94,015	96.5%	780	Y	42.6%
Lakeland, FL	1994	1988	49,079	95.9%	487	Y	82.6%
Leisure City, FL	2012	2005	56,075	93.4%	616	N	69.9%
Lutz I, FL	2004	2000	66,795	94.0%	611	Y	44.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Lutz II, FL	2004	1999	69,232	95.9%	537	Y	29.3%
Margate I, FL †	1996	1979/81	53,660	95.5%	370	Y	27.7%
Margate II, FL †	1996	1985	65,380	91.4%	446	Y	57.5%
Merritt Island, FL	2002	2000	50,261	90.0%	465	Y	66.4%
Miami I, FL	1996	1995	46,500	91.7%	557	Y	68.9%
Miami II, FL	1996	1989	66,960	94.4%	569	Y	18.9%
Miami III, FL	2005	1988/03	151,620	91.8%	1,513	N	91.1%
Miami IV, FL	2011	2007	76,695	97.0%	928	N	99.7%
Miramar, FL	2013	2009	80,130	92.7%	746	N	96.8%
Naples I, FL	1996	1996	48,100	92.0%	320	Y	48.4%
Naples II, FL	1997	1985	65,850	91.9%	648	Y	55.8%
Naples III, FL	1997	1981/83	80,021	91.1%	803	Y	48.7%
Naples IV, FL	1998	1990	40,650	95.1%	440	Y	64.0%
New Smyrna Beach, FL	2014	2001	81,454	95.5%	607	N	59.4%
Ocoee, FL	2005	1997	76,150	92.5%	631	Y	22.6%
Orange City, FL	2004	2001	59,580	94.0%	651	N	52.5%
Orlando II, FL	2005	2002/04	63,184	95.8%	586	N	81.6%
Orlando III, FL	2006	1988/90/96	101,530	90.6%	826	Y	21.9%
Orlando IV, FL	2010	2009	76,581	92.0%	645	N	68.3%
Orlando V, FL	2012	2008	75,295	90.5%	644	N	91.5%
Orlando VI, FL	2014	2006	67,275	91.8%	579	Y	35.3%
Oviedo, FL	2006	1988/91	49,276	93.2%	443	Y	3.6%
Palm Coast I, FL	2014	2001	47,400	91.6%	426	Y	52.3%
Palm Coast II, FL	2014	1998/04	122,490	94.7%	1,189	N	42.9%
Palm Harbor, FL	2016	2001	82,685	93.4%	740	N	73.2%
Pembroke Pines, FL	1997	1997	67,321	93.0%	692	Y	78.1%
Royal Palm Beach II, FL	2007	2004	81,274	92.7%	757	N	90.0%
Sanford I, FL	2006	1988/06	61,810	89.6%	441	Y	35.7%
Sanford II, FL	2014	2000	69,755	93.3%	667	N	62.2%
Sarasota, FL	1999	1998	71,142	91.3%	538	Y	60.6%
St. Augustine, FL	1996	1985	59,725	91.0%	722	Y	26.2%
St. Petersburg, FL	2016	1987	66,050	94.9%	846	N	35.0%
Stuart, FL	1997	1995	86,756	93.5%	967	Y	60.8%
SW Ranches, FL	2007	2004	64,990	93.3%	649	N	88.8%
Tampa I, FL	2007	2001/02	83,913	93.0%	787	N	34.2%
Tampa II, FL	2016	1999	74,790	96.0%	702	N	100.0%
West Palm Beach I, FL	2001	1997	66,906	93.6%	974	Y	52.5%
West Palm Beach II, FL	2004	1996	94,353	92.6%	835	Y	76.6%
West Palm Beach III, FL	2012	2008	77,440	91.9%	907	Y	90.1%
West Palm Beach IV, FL	2014	2004	102,892	92.2%	948	N	85.3%
Winter Park, FL	2014	2005	54,356	94.7%	539	N	58.2%
Alpharetta, GA	2001	1996	90,501	89.4%	666	Y	80.1%
Atlanta, GA	2012	2008	66,625	89.8%	629	N	100.0%
Austell, GA	2006	2000	83,655	90.9%	672	Y	64.2%
Decatur, GA	1998	1986	145,440	92.1%	1,308	Y	2.7%
Duluth, GA	2011	2009	70,885	91.6%	590	N	100.0%
Lawrenceville, GA	2011	1999	73,740	90.0%	606	Y	27.5%
Lithia Springs, GA	2015	2007	66,750	94.8%	582	N	59.9%
Norcross I, GA	2001	1997	85,420	91.4%	603	Y	66.0%
Norcross II, GA	2011	1996	52,595	91.5%	401	Y	62.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Norcross III, GA	2012	2007	46,955	90.0%	500	N	100.0%
Norcross IV, GA	2012	2005	57,505	92.1%	538	Y	88.7%
Peachtree City I, GA	2001	1997	49,875	88.4%	453	N	76.3%
Peachtree City II, GA	2012	2005	59,950	89.0%	431	N	43.0%
Smyrna, GA	2001	2000	57,015	92.5%	502	Y	99.0%
Snellville, GA	2007	1996/97	79,950	91.1%	801	Y	20.6%
Suwanee I, GA	2007	2000/03	85,125	92.5%	692	Y	27.4%
Suwanee II, GA	2007	2005	79,590	89.4%	590	N	66.2%
Villa Rica, GA	2015	2009	65,365	87.5%	499	N	61.3%
Addison, IL	2004	1979	31,575	93.5%	367	Y	0.0%
Aurora, IL	2004	1996	73,985	98.2%	558	Y	8.6%
Bartlett, IL	2004	1987	51,395	94.7%	413	Y	31.8%
Bellwood, IL	2001	1999	86,350	89.1%	736	Y	50.8%
Blue Island, IL	2015	2008	55,125	93.9%	557	N	100.0%
Bolingbrook, IL	2014	2004	80,915	92.0%	728	N	77.1%
Chicago I, IL	2014	1935	95,745	95.1%	1,086	N	94.5%
Chicago II, IL	2014	1953	78,585	93.3%	757	N	85.4%
Chicago III, IL	2014	1959	84,990	90.4%	1,076	N	99.7%
Chicago IV, IL	2015	2009	60,495	91.3%	613	N	100.0%
Chicago V, IL	2015	2008	51,775	92.2%	603	N	99.8%
Chicago VI, IL	2016	1954/61/13	71,785	83.5%	715	N	100.0%
Countryside, IL	2014	2002	99,856	92.6%	901	N	98.7%
Des Plaines, IL	2004	1978	69,600	90.7%	578	N	0.0%
Downers Grove, IL	2016	2015	71,625	78.2%	664	N	100.0%
Elk Grove Village, IL	2004	1987	64,079	90.2%	621	Y	7.2%
Evanston, IL	2013	2009	57,850	88.9%	593	N	100.0%
Glenview, IL	2004	1998	100,085	94.6%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	88.4%	709	Y	37.3%
Hanover, IL	2004	1987	41,190	93.3%	417	Y	2.1%
Harvey, IL	2004	1987	60,090	92.2%	575	Y	2.8%
Joliet, IL	2004	1993	72,865	93.7%	532	Y	93.6%
Kildeer, IL	2004	1988	36,585	96.3%	320	Y	0.0%
Lombard, IL	2004	1981	57,691	95.4%	536	Y	26.0%
Maywood, IL	2015	2009	60,225	91.5%	655	N	100.0%
Mount Prospect, IL	2004	1979	65,000	94.0%	579	Y	10.3%
Mundelein, IL	2004	1990	44,700	94.6%	486	Y	12.3%
North Chicago, IL	2004	1985	53,400	90.0%	425	N	0.0%
Plainfield I, IL	2004	1998	53,900	89.3%	402	N	8.7%
Plainfield II, IL	2005	2000	51,900	86.4%	355	N	32.5%
Schaumburg, IL	2004	1988	31,160	87.4%	317	N	5.3%
Streamwood, IL	2004	1982	64,305	96.3%	550	N	7.6%
Warrenville, IL	2005	1977/89	48,796	93.8%	380	N	0.0%
Waukegan, IL	2004	1977	79,500	87.9%	662	Y	8.1%
West Chicago, IL	2004	1979	48,175	92.0%	435	Y	0.0%
Westmont, IL	2004	1979	53,300	95.6%	379	Y	0.0%
Wheeling I, IL	2004	1974	54,210	91.2%	491	N	0.0%
Wheeling II, IL	2004	1979	67,825	92.3%	603	Y	9.9%
Woodridge, IL	2004	1987	50,232	90.5%	463	Y	17.0%
Schererville, IN	2014	2005	67,604	95.7%	574	Y	40.1%
Boston I, MA	2010	1950	33,286	87.6%	584	N	99.8%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Boston II, MA	2002	2001	60,470	89.8%	628	N	98.7%
Boston III, MA	2014	1960	108,205	90.5%	1,102	N	25.1%
Brockton, MA	2015	1900/70/80	65,910	80.3%	728	N	0.0%
Haverhill, MA	2015	1900	61,169	89.2%	609	N	93.0%
Lawrence, MA	2015	1966	34,672	90.7%	411	N	100.0%
Leominster, MA	1998	1987/88/00	54,023	94.5%	507	Y	50.7%
Medford, MA	2007	2001	58,745	92.0%	658	Y	97.1%
Stoneham, MA	2013	2009/11	61,000	91.6%	589	N	99.8%
Tewksbury, MA	2014	2007	62,402	93.8%	750	N	100.0%
Walpole, MA	2016	1998	74,890	71.4%	695	Y	31.1%
Baltimore, MD	2001	1999/00	93,750	93.0%	799	Y	48.9%
Beltsville, MD	2013	2006	63,687	90.1%	648	Y	9.7%
California, MD	2004	1998	77,840	91.0%	721	Y	41.1%
Capitol Heights, MD	2015	2013	79,675	94.9%	945	Y	98.7%
Clinton, MD	2013	2008/10	84,225	92.3%	914	Y	51.6%
District Heights, MD	2011	2007	78,190	94.0%	957	Y	96.1%
Elkridge, MD	2013	1999	63,475	90.4%	601	Y	91.2%
Gaithersburg I, MD	2005	1998	87,045	90.3%	789	Y	45.1%
Gaithersburg II, MD	2015	2008	74,100	92.8%	811	Y	98.9%
Hyattsville, MD	2013	2006	52,765	93.7%	602	Y	9.3%
Laurel, MD †	2001	1978/99/00	162,896	92.0%	1,013	N	64.3%
Temple Hills I, MD	2001	2000	97,275	94.2%	823	Y	70.7%
Temple Hills II, MD	2014	2010	84,225	93.4%	1,061	Y	99.3%
Timonium, MD	2014	1965/98	66,717	89.8%	662	Y	95.2%
Upper Marlboro, MD	2013	2006	62,290	96.1%	664	Y	21.6%
Bloomington, MN	2016	1978	100,978	83.5%	1,018	N	73.9%
Belmont, NC	2001	1996/97/98	81,850	93.2%	592	N	21.7%
Burlington I, NC	2001	1990/91/93/94/98	109,300	87.3%	952	N	7.8%
Burlington II, NC	2001	1991	42,165	88.3%	395	Y	16.4%
Cary, NC	2001	1993/94/97	112,402	88.8%	831	N	11.4%
Charlotte I, NC	2002	1999	69,000	87.9%	746	Y	44.3%
Charlotte II, NC	2016	2008	53,666	93.1%	491	N	95.7%
Cornelius, NC	2015	2000	59,270	82.7%	526	N	43.0%
Pineville, NC	2015	1997/01	77,847	95.8%	643	N	13.2%
Raleigh, NC	1998	1994/95	48,675	90.3%	425	Y	11.7%
Bordentown, NJ	2012	2006	50,550	96.1%	382	N	27.1%
Brick, NJ	1996	1981	51,720	94.2%	433	N	0.0%
Cherry Hill I, NJ	2010	2004	51,500	95.3%	369	Y	0.0%
Cherry Hill II, NJ	2012	2004	65,500	91.4%	613	N	94.5%
Clifton, NJ	2005	2001	105,550	91.3%	1,004	Y	93.0%
Cranford, NJ	1996	1987	91,280	93.1%	847	Y	7.9%
East Hanover, NJ	1996	1983	107,679	90.7%	970	N	3.4%
Egg Harbor I, NJ	2010	2005	36,025	94.7%	290	N	14.7%
Egg Harbor II, NJ	2010	2002	70,400	93.5%	692	N	19.7%
Elizabeth, NJ	2005	1925/97	38,830	91.7%	674	N	0.0%
Fairview, NJ	1997	1989	27,876	92.0%	448	N	98.4%
Freehold, NJ	2012	2002	81,420	96.1%	747	Y	65.7%
Hamilton, NJ	2006	1990	70,550	93.6%	615	Y	0.0%
Hoboken, NJ	2005	1945/97	34,180	93.6%	741	N	99.5%
Linden, NJ	1996	1983	100,425	91.9%	1,118	N	5.3%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Lumberton, NJ	2012	2004	96,025	90.4%	772	Y	32.4%
Morris Township, NJ (6)	1997	1972	72,226	93.1%	560	Y	5.7%
Parsippany, NJ	1997	1981	84,355	66.3%	770	N	49.5%
Rahway, NJ	2013	2006	83,121	94.3%	983	Y	92.1%
Randolph, NJ	2002	1998/99	52,565	91.2%	549	Y	91.1%
Ridgefield, NJ	2015	1921/44	67,803	94.9%	684	Y	99.9%
Roseland, NJ	2015	1951/04	53,569	93.2%	658	N	98.5%
Sewell, NJ	2001	1984/98	57,826	95.7%	461	N	9.3%
Somerset, NJ	2012	2000	57,385	92.7%	508	N	83.1%
Whippany, NJ	2013	2007	92,070	94.7%	938	Y	85.9%
Albuquerque I, NM	2005	1985	65,927	92.4%	601	Y	13.8%
Albuquerque II, NM	2005	1985	58,798	93.7%	527	Y	15.1%
Albuquerque III, NM	2005	1986	57,536	94.6%	520	Y	11.1%
Henderson, NV	2014	2005	75,150	95.9%	529	Y	75.5%
Las Vegas I, NV †	2006	1986	48,532	94.8%	370	Y	13.4%
Las Vegas II, NV	2006	1997	48,850	93.4%	531	Y	66.2%
Las Vegas III, NV	2016	2005	74,200	87.3%	579	Y	92.9%
Las Vegas IV, NV	2016	2004	71,217	87.4%	566	Y	68.0%
Las Vegas V, NV	2016	1996	107,226	95.1%	909	Y	84.6%
Las Vegas VI, NV	2016	2003	94,482	90.3%	638	N	73.5%
Baldwin, NY	2015	1974	61,380	92.4%	613	N	99.3%
Bronx I, NY	2010	1931/04	69,183	87.2%	1,318	N	97.4%
Bronx II, NY (5)	2011	2006	99,046	60.3%	1,881	N	99.5%
Bronx III, NY	2011	2007	105,940	89.6%	2,033	N	99.1%
Bronx IV, NY (5)	2011	2007	75,030	87.9%	1,310	N	99.2%
Bronx V, NY (5)	2011	2007	54,733	90.5%	1,100	N	99.5%
Bronx VI, NY (5)	2011	2011	45,970	89.1%	1,130	N	94.3%
Bronx VII, NY (5)	2012	2005	78,625	89.3%	1,524	N	100.0%
Bronx VIII, NY	2012	1928	30,550	86.8%	544	N	100.0%
Bronx IX, NY	2012	1973	148,040	87.6%	3,008	Y	99.6%
Bronx X, NY	2012	2001	159,855	86.4%	2,665	Y	74.7%
Bronx XI, NY (5) *	2014	2014	46,457	89.4%	1,085	N	98.7%
Bronx XII, NY (5) *	2016	2016	90,300	19.7%	1,847	N	100.0%
Brooklyn I, NY	2010	1917/04	57,510	91.0%	1,055	N	99.8%
Brooklyn II, NY	2010	1962/03	60,920	93.5%	1,146	N	18.8%
Brooklyn III, NY	2011	2006	41,625	93.2%	850	N	99.9%
Brooklyn IV, NY	2011	2006	37,467	89.8%	793	N	99.9%
Brooklyn V, NY	2011	2007	47,020	92.0%	884	N	100.0%
Brooklyn VI, NY	2011	2007	75,640	88.0%	1,416	N	97.6%
Brooklyn VII, NY	2011	2006	72,725	89.1%	1,398	N	99.9%
Brooklyn VIII, NY	2014	2010	61,555	90.3%	1,203	N	92.0%
Brooklyn IX, NY	2014	2013	46,980	91.8%	1,254	N	99.9%
Brooklyn X, NY *	2015	2015	56,000	40.5%	1,210	N	100.0%
Brooklyn XI, NY *	2016	2016	109,846	28.7%	2,293	N	100.0%
Holbrook, NY	2015	2007	60,397	93.6%	620	N	82.0%
Jamaica I, NY	2001	2000	88,385	93.4%	918	Y	21.3%
Jamaica II, NY	2011	2010	92,805	93.2%	1,500	N	99.9%
Long Island City, NY *	2014	2014	88,825	58.5%	1,950	N	100.0%
New Rochelle I, NY	2005	1998	43,587	91.0%	545	N	47.2%
New Rochelle II, NY	2012	1917	63,220	90.3%	1,026	Y	93.9%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
North Babylon, NY	1998	1988/99	78,341	96.3%	650	N	11.7%
Patchogue, NY	2014	1982	47,649	94.1%	467	N	0.0%
Queens I, NY *	2015	2015	74,238	43.6%	1,438	N	99.4%
Queens II, NY *	2016	2016	91,100	50.5%	1,449	N	97.9%
Riverhead, NY	2005	1985/86/99	38,340	90.7%	327	N	0.0%
Southold, NY	2005	1989	59,645	89.2%	614	N	4.7%
Staten Island, NY	2013	1900/11	96,573	97.1%	914	N	100.0%
Tuckahoe, NY	2011	2007	50,878	88.8%	757	N	99.9%
West Hempstead, NY	2012	2002	83,995	95.8%	899	Y	35.3%
White Plains, NY	2011	1938	85,864	91.2%	1,507	N	77.9%
Woodhaven, NY	2011	2008	50,665	92.8%	1,029	N	99.9%
Wyckoff, NY	2010	1910/07	60,290	89.4%	1,037	N	96.2%
Yorktown, NY	2011	2006	78,815	93.4%	777	Y	79.1%
Cleveland I, OH	2005	1997/99	46,000	90.2%	342	Y	7.3%
Cleveland II, OH	2005	2000	58,325	88.7%	574	Y	0.0%
Columbus I, OH	2006	1999	71,905	84.3%	603	Y	26.1%
Columbus II, OH	2014	1999	36,409	79.6%	354	N	48.9%
Columbus III, OH	2014	1998/05	51,200	88.4%	405	N	0.0%
Columbus IV, OH	2014	2006	60,950	92.2%	479	N	20.8%
Columbus V, OH	2014	2006	74,925	90.1%	583	N	16.6%
Columbus VI, OH	2014	2002	63,725	88.6%	547	N	0.0%
Grove City, OH	2006	1997	89,290	89.9%	789	Y	14.9%
Hilliard, OH	2006	1995	89,290	94.1%	781	Y	24.8%
Lakewood, OH	1989	1989	39,332	94.3%	462	Y	37.3%
Lewis Center, OH	2014	1985/05	77,774	92.5%	567	N	32.0%
Middleburg Heights, OH	1980	1980	93,200	91.7%	708	Y	4.9%
North Olmsted I, OH	1979	1979	48,665	87.1%	444	Y	10.5%
North Olmsted II, OH	1988	1988	47,850	91.1%	401	Y	23.8%
North Randall, OH	1998	1998/02	80,297	92.4%	809	N	91.5%
Reynoldsburg, OH	2006	1979	67,245	93.8%	667	Y	0.0%
Strongsville, OH	2007	1978	43,683	91.9%	404	N	100.0%
Warrensville Heights, OH	1980	1980/82/98	90,281	86.6%	716	Y	0.0%
Westlake, OH	2005	2001	62,750	91.9%	454	Y	8.6%
Conshohocken, PA	2012	2003	81,255	86.8%	730	Y	39.1%
Exton, PA	2012	2006	57,750	86.7%	542	N	96.1%
Langhorne, PA	2012	2001	65,150	87.5%	668	Y	58.8%
Levittown, PA	2001	2000	76,130	91.0%	652	Y	34.9%
Malvern, PA *	2014	2014	18,848	93.1%	229	N	98.7%
Montgomeryville, PA	2012	2003	84,145	88.7%	782	Y	50.8%
Norristown, PA	2011	2005	61,556	95.0%	608	N	99.8%
Philadelphia I, PA	2001	1999	96,176	89.1%	951	N	44.9%
Philadelphia II, PA	2014	2005	68,279	88.2%	861	N	58.3%
Exeter, RI	2014	1968/90	41,275	90.2%	412	Y	22.0%
Johnston, RI	2014	2000	77,275	94.6%	578	N	0.0%
Wakefield, RI	2014	1956	45,745	88.6%	387	N	39.1%
Woonsocket, RI	2014	2004	72,700	93.1%	594	N	11.4%
Antioch, TN	2005	1985/98	75,985	88.0%	635	Y	9.4%
Nashville I, TN	2005	1984	107,790	88.7%	736	Y	0.0%
Nashville II, TN	2005	1986/00	83,416	92.2%	631	Y	12.5%
Nashville III, TN	2006	1985	101,525	82.5%	600	Y	8.3%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Nashville IV, TN	2006	1986/00	102,450	88.8%	731	Y	10.1%
Nashville V, TN	2015	1993	74,560	91.7%	534	N	22.8%
Nashville VI, TN	2015	1956/01	72,486	66.2%	549	Y	37.6%
Allen, TX	2012	2003	62,710	91.9%	496	Y	57.6%
Austin I, TX	2005	2001	59,645	91.2%	538	Y	63.1%
Austin II, TX	2006	2000/03	64,625	84.3%	597	Y	45.4%
Austin III, TX	2006	2004	70,560	87.3%	572	Y	92.9%
Austin IV, TX	2014	2004	65,358	90.4%	626	N	18.8%
Austin V, TX	2014	1999	67,850	90.6%	614	Y	34.9%
Austin VI, TX	2014	2004	62,770	93.2%	753	Y	55.1%
Austin VII, TX	2015	2003/08	71,023	89.6%	637	Y	38.8%
Austin VIII, TX	2016	2015	61,075	42.8%	586	Y	98.8%
Bryan, TX	2005	1994	60,400	65.8%	495	Y	0.0%
Carrollton, TX	2012	2002	77,420	87.7%	544	Y	40.5%
Cedar Park, TX	2016	2014	89,050	48.6%	521	N	27.9%
College Station, TX	2005	1993	26,550	85.5%	346	N	0.0%
Cypress, TX	2012	1998	58,181	90.2%	445	Y	45.9%
Dallas I, TX	2005	2000	58,582	90.9%	532	Y	37.8%
Dallas II, TX	2013	1996	79,023	88.3%	601	Y	27.7%
Dallas III, TX	2014	1964/76	83,229	93.1%	889	Y	91.2%
Dallas IV, TX *	2015	2015	114,550	56.9%	1,225	N	93.4%
Dallas V, TX (5)	2015	2013	54,473	93.5%	598	N	99.6%
Denton, TX	2006	1996	60,846	92.2%	457	Y	3.3%
Fort Worth I, TX	2005	2000	50,446	96.0%	405	Y	38.6%
Fort Worth II, TX	2006	2003	72,900	94.9%	651	Y	68.3%
Fort Worth III, TX	2015	2000	80,445	90.2%	675	N	76.7%
Fort Worth IV, TX *	2016	2016	77,654	23.8%	927	N	94.7%
Frisco I, TX	2005	1996	50,854	90.0%	428	Y	25.6%
Frisco II, TX	2005	1998/02	71,399	89.7%	523	Y	28.4%
Frisco III, TX	2006	2004	74,765	92.5%	625	Y	92.5%
Frisco IV, TX †	2010	2007	76,000	89.4%	514	Y	21.3%
Frisco V, TX	2014	2002	74,415	92.0%	554	Y	59.7%
Frisco VI, TX	2014	2004	69,176	87.5%	540	Y	54.4%
Garland I, TX	2006	1991	70,100	89.9%	681	Y	4.3%
Garland II, TX	2006	2004	68,425	91.5%	469	Y	53.9%
Grapevine, TX *	2016	2016	77,294	26.7%	829	N	100.0%
Houston III, TX	2005	1984	61,590	93.1%	467	Y	9.0%
Houston IV, TX	2005	1987	43,750	87.1%	380	Y	10.2%
Houston V, TX †	2006	1980/97	125,280	88.7%	1,017	Y	60.9%
Houston VI, TX	2011	2002	54,690	93.3%	595	Y	98.7%
Houston VII, TX	2012	2004	46,991	87.8%	524	N	100.0%
Houston VIII, TX	2012	1989	54,219	90.7%	497	N	78.0%
Houston IX, TX	2012	1992	51,208	81.9%	434	Y	47.9%
Humble, TX	2015	2009/13	70,702	82.9%	557	Y	42.2%
Katy, TX	2013	2009	71,308	90.1%	573	Y	88.5%
Keller, TX	2006	2000	61,885	91.2%	489	Y	23.0%
Lewisville I, TX	2006	1996	67,340	91.9%	429	Y	21.6%
Lewisville II, TX	2013	2003	127,659	89.4%	1,186	Y	30.6%
Lewisville III, TX	2016	2002/04	101,872	93.0%	639	Y	39.5%
Little Elm I, TX	2016	2003	60,065	91.4%	502	Y	47.6%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Little Elm II, TX	2016	2007/14	96,896	86.3%	636	Y	37.8%
Mansfield I, TX	2006	2003	63,025	92.3%	483	Y	43.1%
Mansfield II, TX	2012	2002	58,025	87.8%	483	Y	68.0%
Mansfield III, TX	2016	2002/14	70,995	80.8%	514	Y	38.2%
McKinney I, TX	2005	1996	47,020	89.6%	356	Y	12.0%
McKinney II, TX	2006	1996	70,050	92.8%	538	Y	47.4%
McKinney III, TX	2014	2014	53,148	86.8%	393	Y	37.7%
North Richland Hills, TX	2005	2002	57,200	84.9%	433	Y	60.5%
Pearland, TX	2012	1985	72,050	87.1%	471	Y	45.5%
Richmond, TX	2013	1998	102,278	93.5%	539	Y	29.9%
Roanoke, TX	2005	1996/01	59,860	94.6%	449	Y	30.6%
San Antonio I, TX	2005	2005	73,509	90.9%	572	Y	89.4%
San Antonio II, TX	2006	2005	73,230	88.6%	668	N	91.5%
San Antonio III, TX	2007	2006	71,775	88.4%	573	N	92.9%
San Antonio IV, TX	2016	1998	61,500	94.4%	514	Y	39.0%
Spring, TX	2006	1980/86	72,751	88.5%	534	Y	26.7%
Murray I, UT	2005	1976	60,280	94.2%	632	Y	0.0%
Murray II, UT †	2005	1978	71,621	96.8%	378	Y	5.3%
Salt Lake City I, UT	2005	1976	56,446	95.8%	753	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	93.3%	498	Y	0.0%
Alexandria, VA	2012	2000	114,100	92.1%	1,151	Y	97.2%
Arlington, VA *	2015	2015	96,144	66.3%	1,149	N	96.9%
Burke Lake, VA	2011	2003	91,667	91.4%	908	Y	81.6%
Fairfax, VA	2012	1999	73,265	90.7%	676	N	88.3%
Fredericksburg I, VA	2005	2001/04	69,475	89.9%	610	N	22.1%
Fredericksburg II, VA	2005	1998/01	61,057	88.9%	563	N	87.1%
Leesburg, VA	2011	2001/04	85,503	85.7%	890	Y	83.9%
Manassas, VA	2010	1998	72,745	88.9%	638	Y	64.7%
McLearen, VA	2010	2002	68,960	88.7%	729	Y	90.8%
Vienna, VA	2012	2000	55,064	95.9%	559	Y	97.1%
Total/Weighted Average (475 stores)			32,858,399	89.7%	324,499

*Denotes stores developed by us or acquired at development completion.

†Denotes stores that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage properties and is managed by our store managers.  As of December 31, 2016, properties in our owned portfolio included an aggregate of approximately 237,000 rentable square feet of commercial space.

(1)	Represents the year acquired for those stores we acquired from a third party or the year of completion for those stores we developed.

(2)	Represents occupied square feet as of December 31, 2016 divided by total rentable square feet.

(3)	Indicates whether a store has an on-site apartment where a manager resides.

(4)	Represents the percentage of rentable square feet in climate-controlled cubes.

(5)	We do not own the land at these properties. We lease the land pursuant to ground leases that expire between 2052 and 2064, subject to renewal options.

(6)	We have ground leases for certain small parcels of land adjacent to these properties that expire between 2018 and 2019.

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, average occupied square feet, and total revenues for our stores owned as of December 31, 2016, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired - Average Occupancy

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Stores	Feet	2016	2015	2014

2013 and earlier	358	24,235,264	92.7%	92.2%	90.7%
2014	55	3,967,203	92.0%	88.8%	85.6%
2015	32	2,268,396	82.8%	77.2%	—
2016	30	2,387,536	67.8%	—	—
All Stores Owned as of December 31, 2016	475	32,858,399	90.7%	91.3%	90.4%

Stores by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Stores	2016	2015	2014

2013 and earlier	358	$16.32	$15.42	$14.62
2014	55	16.08	14.93	14.61
2015	32	14.94	14.84	—
2016	30	15.24	—	—
All Stores Owned as of December 31, 2016	475	$16.14	$15.34	$14.62

Stores by Year Acquired - Average Occupied Square Feet (3)

		Average Occupied Square Feet
Year Acquired (1)	# of Stores	2016	2015	2014

2013 and earlier	358	22,449,843	22,314,883	21,902,608
2014	55	3,649,767	3,506,012	3,269,341
2015	32	1,873,761	1,694,756	—
2016	30	1,692,377	—	—
All Stores Owned as of December 31, 2016	475	29,665,748	27,515,651	25,171,949

Stores by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Stores	2016	2015	2014

2013 and earlier	358	$388,756	$365,039	$339,894
2014	55	62,404	55,542	21,611
2015	32	29,660	9,636	—
2016	30	16,005	—	—
All Stores Owned as of December 31, 2016	475	$496,825	$430,217	$361,505

(1)	Represents the year acquired for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)

Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.   Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $17.4 million, $16.2 million, and $15.7 million for the periods ended December 31, 2016, 2015 and 2014, respectively.

(3)	Represents the average of the aggregate month-end occupied square feet for the twelve-month period for each group of stores.

Unconsolidated Real Estate Ventures

As of December 31, 2016, we held ownership interests ranging from 10% to 50% in three unconsolidated real estate ventures for an aggregate investment balance of $98.7 million. We formed interests in these real estate ventures with unaffiliated third parties to acquire, own, and operate self-storage properties in select markets. As of December 31, 2016, these three unconsolidated real estate ventures owned 116 self-storage properties that contain an aggregate of approximately 6.8 million net rentable square feet. The self-storage properties owned by the real estate ventures are managed by us and are located in Texas (34), South Carolina (22), Michigan (17), Massachussetts (13), Tennessee (10), Georgia (5), North Carolina (5), Connecticut (3), Florida (3), Rhode Island (2), and Vermont (2). Each of the ventures has debt and other obligations that we do not consolidate in our financial statements.

We account for our investments in these real estate ventures using the equity method.  See note 5 to the consolidated financial statements for further disclosure regarding the assets, liabilities, and operating results of our unconsolidated real estate ventures.

Capital Expenditures

We have a capital improvement program that includes office upgrades, adding climate control to selected cubes, construction of parking areas, and other store upgrades.  For 2017, we anticipate spending approximately $5.0 million to $10.0 million associated with these capital expenditures. For 2017, we also anticipate spending approximately $15.0 million to $20.0 million on recurring capital expenditures and approximately $50.0 million to $65.0 million on the development of new self-storage properties.

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

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  The Company brought a motion to partially dismiss the complaint for failure to state a claim, which motion was granted in part and denied in part. The plaintiff has moved to file an amended complaint to re-allege the action dismissed by the Court, which motion is presently pending decision. We intend to vigorously defend the action, and the possibility of any adverse outcome cannot be determined at this time.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common and Preferred Shares

The following table provides information about repurchases of the Parent Company’s common and preferred shares during the three months ended December 31, 2016:

	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31	—		$—	N/A	3,000,000
November 1 - November 30	113	(2)	$25.14	N/A	3,000,000
	3,100,000	(3)	$25.00	3,100,000	—
December 1 - December 31	164	(2)	$25.45	N/A	3,000,000
Total	3,100,277		$25.00	N/A	3,000,000

___________________________

(1)

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

(2)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.
(3)

Represents 7.75% Series A Cumulative Redeemable Preferred Shares redeemed by the Parent Company on November 2, 2016. On September 2, 2016, the Parent Company announced its intention to call for redemption all of its 3,100,000 issued and outstanding 7.75% Series A Cumulative Redeemable Preferred Shares, which redemption was completed on November 2, 2016.

Market Information for and Holders of Record of Common Shares

As of December 31, 2016, there were approximately 87 registered record holders of the Parent Company’s common shares and 10 holders (other than the Parent Company) of the Operating Partnership’s common units.  These figures do not include common shares held by brokers and other institutions on behalf of shareholders.  There is no established trading market for units of the Operating Partnership.  The following table shows the high and low closing prices per common share, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
			Declared per
	High	Low	Share
2015
First quarter	$25.43	$22.31	$0.16
Second quarter	$24.62	$22.74	$0.16
Third quarter	$27.21	$23.81	$0.16
Fourth quarter	$31.42	$26.99	$0.21

2016
First quarter	$33.30	$27.70	$0.21
Second quarter	$33.28	$29.18	$0.21
Third quarter	$32.07	$26.43	$0.21
Fourth quarter	$26.96	$23.88	$0.27

For each quarter in 2015 and 2016, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Parent Company’s dividends for 2016 consisted of a 98.663% ordinary income distribution and a 1.337% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s preferred shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain, or return of capital.  The characterization of our preferred distributions for 2016 consisted of a 7.683% ordinary income distribution, a 0.104% capital gain distribution from earnings and profits, and a 92.213% cash liquidating distribution.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2011 and ending December 31, 2016.

	Period Ending
Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
CubeSmart	100.00	141.81	159.55	227.42	323.91	292.04
S&P 500	100.00	116.00	153.57	174.60	177.01	198.18
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
NAREIT All Equity REIT Index	100.00	119.70	123.12	157.63	162.08	176.07

On September 27, 2007, the Parent Company announced that the Board approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares.  Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date and there were no other repurchases of the Parent Company’s common shares during the year ended December 31, 2016.

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2016 are derived from the Parent Company’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and the report thereon, are included herein.  The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, the related notes, and the independent registered public accounting firm’s report, which refers to the Company’s change in its method for reporting discontinued operations as of January 1, 2014. The other data presented below is not derived from the financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
REVENUES
Rental income	$449,601	$392,476	$330,898	$281,250	$236,160
Other property related income	50,255	45,189	40,065	32,365	25,821
Property management fee income	10,183	6,856	6,000	4,780	4,341
Total revenues	510,039	444,521	376,963	318,395	266,322
OPERATING EXPENSES
Property operating expenses	165,847	153,172	132,701	118,222	103,488
Depreciation and amortization	161,865	151,789	126,813	112,313	109,830
General and administrative	32,823	28,371	28,422	29,563	26,131
Acquisition related costs	6,552	3,301	7,484	3,849	3,086
Total operating expenses	367,087	336,633	295,420	263,947	242,535
OPERATING INCOME	142,952	107,888	81,543	54,448	23,787
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(50,399)	(43,736)	(46,802)	(40,424)	(40,318)
Loan procurement amortization expense	(2,577)	(2,324)	(2,190)	(2,058)	(3,279)
Loan procurement amortization expense - early repayment of debt	—	—	—	(414)	—
Equity in losses of real estate ventures	(2,662)	(411)	(6,255)	(1,151)	(745)
Gain from remeasurement of investment in real estate venture	—	—	—	—	7,023
Gains from sale of real estate, net	—	17,567	475	—	—
Other	1,062	(228)	(405)	8	256
Total other expense	(54,576)	(29,132)	(55,177)	(44,039)	(37,063)
INCOME (LOSS) FROM CONTINUING OPERATIONS	88,376	78,756	26,366	10,409	(13,276)
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	336	4,145	7,093
Gain from disposition of discontinued operations	—	—	—	27,440	9,811
Total discontinued operations	—	—	336	31,585	16,904
NET INCOME	88,376	78,756	26,702	41,994	3,628
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(941)	(960)	(307)	(588)	107
Noncontrolling interest in subsidiaries	470	(84)	(16)	42	(1,918)
NET INCOME ATTRIBUTABLE TO THE COMPANY	87,905	77,712	26,379	41,448	1,817
Distribution to preferred shareholders	(5,045)	(6,008)	(6,008)	(6,008)	(6,008)
Preferred share redemption charge	(2,937)	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$79,923	$71,704	$20,371	$35,440	$(4,191)

Basic earnings (loss) per share from continuing operations attributable to common shareholders	$0.45	$0.43	$0.13	$0.03	$(0.17)
Basic earnings per share from discontinued operations attributable to common shareholders	$—	$—	$0.01	$0.23	$0.14
Basic earnings (loss) per share attributable to common shareholders	$0.45	$0.43	$0.14	$0.26	$(0.03)

Diluted earnings (loss) per share from continuing operations attributable to common shareholders	$0.45	$0.42	$0.13	$0.03	$(0.17)
Diluted earnings per share from discontinued operations attributable to common shareholders	$—	$—	$0.01	$0.23	$0.14
Diluted earnings (loss) per share attributable to common shareholders	$0.45	$0.42	$0.14	$0.26	$(0.03)

Weighted-average basic shares outstanding (1)	178,246	168,640	149,107	135,191	124,548
Weighted-average diluted shares outstanding (1)	179,533	170,191	150,863	137,742	124,548

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income (loss) from continuing operations	$79,923	$71,704	$20,040	$4,392	$(20,689)
Total discontinued operations	—	—	331	31,048	16,498
Net income (loss)	$79,923	$71,704	$20,371	$35,440	$(4,191)

	At December 31,
	2016	2015	2014	2013	2012

Balance Sheet Data (in thousands):
Storage properties, net	$3,326,816	$2,872,983	$2,625,129	$2,155,170	$2,089,707
Total assets	3,475,028	3,104,164	2,776,906	2,347,819	2,143,323
Unsecured senior notes, net	1,039,076	741,904	493,957	493,283	247,614
Revolving credit facility	43,300	—	78,000	38,600	45,000
Unsecured term loans, net	398,749	398,183	397,617	397,261	497,160
Mortgage loans and notes payable, net	114,618	111,455	194,844	198,869	226,989
Total liabilities	1,759,384	1,393,183	1,277,465	1,218,337	1,105,424
Noncontrolling interests in the Operating Partnership	54,407	66,128	49,823	36,275	47,990
Total CubeSmart shareholders' equity	1,655,382	1,643,327	1,448,026	1,092,276	989,791
Noncontrolling interests in subsidiaries	5,855	1,526	1,592	931	118
Total liabilities and equity	3,475,028	3,104,164	2,776,906	2,347,819	2,143,323

Other Data:
Number of stores	475	445	421	366	381
Total rentable square feet (in thousands)	32,858	30,361	28,622	24,662	25,485
Occupancy percentage	89.7%	90.2%	89.1%	88.3%	84.4%
Cash dividends declared per common share (2)	$0.90	$0.69	$0.55	$0.46	$0.35

(1)	OP units have been excluded from the earnings per share calculations as the related income or loss is presented in noncontrolling interests in the Operating Partnership.

(2)

We announced full quarterly dividends of $0.08 and $0.484 per common and preferred shares, respectively, on February 21, 2012, May 30, 2012, and August 1, 2012; dividends of $0.11 and $0.484 per common and preferred shares, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.13 and $0.484 per common and preferred shares, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred shares, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred shares, respectively, on December 10, 2015, February 16, 2016, June 1, 2016, and August 2, 2016; dividends of $0.174 per preferred share on September 2, 2016; and dividends of $0.27 per common share on December 15, 2016.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected historical financial data as of and for each of the years in the the five-year period ended December 31, 2016 are derived from the Operating Partnership’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2016 and 2015, and for each of the years in the three-year period ended December 31, 2016, and the report thereon, are included herein.  The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, the related notes, and the independent registered public accounting firm’s report, which refers to the Operating Partnership’s change in its method for reporting discontinued operations as of January 1, 2014. The other data presented below is not derived from the financial statements.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per unit data)
REVENUES
Rental income	$449,601	$392,476	$330,898	$281,250	$236,160
Other property related income	50,255	45,189	40,065	32,365	25,821
Property management fee income	10,183	6,856	6,000	4,780	4,341
Total revenues	510,039	444,521	376,963	318,395	266,322
OPERATING EXPENSES
Property operating expenses	165,847	153,172	132,701	118,222	103,488
Depreciation and amortization	161,865	151,789	126,813	112,313	109,830
General and administrative	32,823	28,371	28,422	29,563	26,131
Acquisition related costs	6,552	3,301	7,484	3,849	3,086
Total operating expenses	367,087	336,633	295,420	263,947	242,535
OPERATING INCOME	142,952	107,888	81,543	54,448	23,787
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(50,399)	(43,736)	(46,802)	(40,424)	(40,318)
Loan procurement amortization expense	(2,577)	(2,324)	(2,190)	(2,058)	(3,279)
Loan procurement amortization expense - early repayment of debt	—	—	—	(414)	—
Equity in losses of real estate ventures	(2,662)	(411)	(6,255)	(1,151)	(745)
Gain from remeasurement of investment in real estate venture	—	—	—	—	7,023
Gains from sale of real estate, net	—	17,567	475	—	—
Other	1,062	(228)	(405)	8	256
Total other expense	(54,576)	(29,132)	(55,177)	(44,039)	(37,063)
INCOME (LOSS) FROM CONTINUING OPERATIONS	88,376	78,756	26,366	10,409	(13,276)
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	336	4,145	7,093
Gain from disposition of discontinued operations	—	—	—	27,440	9,811
Total discontinued operations	—	—	336	31,585	16,904
NET INCOME	88,376	78,756	26,702	41,994	3,628
NET LOSS (INCOME) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	470	(84)	(16)	42	(1,918)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	88,846	78,672	26,686	42,036	1,710
Operating Partnership interests of third parties	(941)	(960)	(307)	(588)	107
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	87,905	77,712	26,379	41,448	1,817
Distribution to preferred unitholders	(5,045)	(6,008)	(6,008)	(6,008)	(6,008)
Preferred unit redemption charge	(2,937)	—	—	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON UNITHOLDERS	$79,923	$71,704	$20,371	$35,440	$(4,191)

Basic earnings (loss) per unit from continuing operations attributable to common unitholders	$0.45	$0.43	$0.13	$0.03	$(0.17)
Basic earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$0.01	$0.23	$0.14
Basic earnings (loss) per unit attributable to common unitholders	$0.45	$0.43	$0.14	$0.26	$(0.03)

Diluted earnings (loss) per unit from continuing operations attributable to common unitholders	$0.45	$0.42	$0.13	$0.03	$(0.17)
Diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$0.01	$0.23	$0.14
Diluted earnings (loss) per unit attributable to common unitholders	$0.45	$0.42	$0.14	$0.26	$(0.03)

Weighted-average basic units outstanding (1)	178,246	168,640	149,107	135,191	124,548
Weighted-average diluted units outstanding (1)	179,533	170,191	150,863	137,742	124,548

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income (loss) from continuing operations	$79,923	$71,704	$20,040	$4,392	$(20,689)
Total discontinued operations	—	—	331	31,048	16,498
Net income (loss)	$79,923	$71,704	$20,371	$35,440	$(4,191)

	At December 31,
	2016	2015	2014	2013	2012

Balance Sheet Data (in thousands):
Storage properties, net	$3,326,816	$2,872,983	$2,625,129	$2,155,170	$2,089,707
Total assets	3,475,028	3,104,164	2,776,906	2,347,819	2,143,323
Unsecured senior notes, net	1,039,076	741,904	493,957	493,283	247,614
Revolving credit facility	43,300	—	78,000	38,600	45,000
Unsecured term loans, net	398,749	398,183	397,617	397,261	497,160
Mortgage loans and notes payable, net	114,618	111,455	194,844	198,869	226,989
Total liabilities	1,759,384	1,393,183	1,277,465	1,218,337	1,105,424
Operating Partnership interests of third parties	54,407	66,128	49,823	36,275	47,990
Total CubeSmart L.P. Capital	1,655,382	1,643,327	1,448,026	1,092,276	989,791
Noncontrolling interests in subsidiaries	5,855	1,526	1,592	931	118
Total liabilities and capital	3,475,028	3,104,164	2,776,906	2,347,819	2,143,323

Other Data:
Number of stores	475	445	421	366	381
Total rentable square feet (in thousands)	32,858	30,361	28,622	24,662	25,485
Occupancy percentage	89.7%	90.2%	89.1%	88.3%	84.4%
Cash dividends declared per common unit (2)	$0.90	$0.69	$0.55	$0.46	$0.35

(1)	OP units have been excluded from the earnings per unit calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)

We announced full quarterly dividends of $0.08 and $0.484 per common and preferred units, respectively, on February 21, 2012, May 30, 2012, and August 1, 2012; dividends of $0.11 and $0.484 per common and preferred units, respectively, on December 10, 2012, February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.13 and $0.484 per common and preferred units, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred units, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred units, respectively, on December 10, 2015, February 16, 2016, June 1, 2016, and August 2, 2016; dividends of $0.174 per preferred unit on September 2, 2016; and dividends of $0.27 per common unit on December 15, 2016.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management, and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2016 and December 31, 2015, we owned 475 and 445 self-storage properties, respectively, totaling approximately 32.9 million and 30.4 million rentable square feet, respectively.  As of December 31, 2016, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2016, we managed 316 stores for third parties (including 116 stores containing an aggregate of approximately 6.8 million rentable square feet as part of three separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 791.  As of December 31, 2016, we managed stores for third parties in the following 26 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, and Virginia.

We derive revenues principally from rents received from customers who rent cubes at our self-storage properties under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  Our approach to the management and operation of our stores combines centralized marketing, revenue management, and other operational support with local operations teams that provide market-level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

We typically experience seasonal fluctuations in the occupancy levels of our stores, which are generally slightly higher during the summer months due to increased moving activity.

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

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one reportable segment:  we own, operate, develop, manage, and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10%, and 8%, respectively, of total revenues for the year ended December 31, 2016.

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

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation.  Depreciation on the buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized.  Repairs and maintenance costs are expensed as incurred.

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  When a portfolio of stores is acquired, the purchase price is allocated to the individual stores based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age, and location of the individual store along with current and projected occupancy and rental rate levels or appraised values, if available.  Allocations to the individual assets and liabilities are based upon comparable market sales information for land, buildings and improvements, and estimates of depreciated replacement cost of equipment.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributable to the value of in-place leases.  This intangible asset is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2016, 2015 and 2014.

The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell a store (or group of stores), (b) the store is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such stores, (c) an active program to locate a buyer and other actions required to complete the plan to sell the store have been initiated, (d) the sale of the store is probable and transfer of the asset is expected to be completed within one year, (e) the store is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing.  However, each potential transaction is evaluated based on its separate facts and circumstances.  Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell.

Revenue Recognition

Management has determined that all our leases with customers are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month to month.

The Company recognizes gains from disposition of stores only upon closing in accordance with the guidance on sales of real estate.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale.  Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values, and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2016, 2015 and 2014.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the defininition of a business to include an input and a substantive process that together signifianctly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard is effective on January 1, 2018, however early adoption is permitted. We are in the process of evaluating the impact of this new guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. We are in the process of evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. We are in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  We do not expect this new guidance to have a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  We are currently assessing the impact of the adoption of ASU No. 2016-02 on our consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information.  The standard also requires additional disclosure about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as all measurement-period adjustments recorded during 2016 relate to business combinations that took place in the current year and do not impact the prior period. Refer to note 4 for details regarding the measurement-period adjustments made during the year ended December 31, 2016.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, an update to the accounting standard relating to the presentation of debt issuance costs. Under the new guidance, debt issuance costs related to a recognized debt liability will be presented on the balance sheet as a direct deduction from the debt liability. In the event that there is not an associated debt liability recorded in the consolidated financial statements, the debt issuance costs will continue to be recorded on the consolidated balance sheet as an asset until the debt liability is recorded.  The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as the update only related to changes in financial statement presentation as discussed in note 7 and in the “Reclassifications” section of the consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, which amends the current consolidation guidance affecting both the variable interest entity (“VIE”) and voting interest entity (“VOE”) consolidation models. The standard does not add or remove any of the characteristics in determining if an entity is a VIE or VOE, but rather enhances the way the Company assesses some of these characteristics. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations as none of its existing consolidation conclusions were changed.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance under GAAP when it becomes effective. The new standard will be effective for the Company beginning on January 1, 2018, however early application beginning on January 1, 2017 is permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method. We are currently assessing the impact of the adoption of ASU No. 2014-09 on our consolidated financial statements and related disclosures.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of December 31, 2016, we owned 407 same-store properties and 68 non-same-store properties.  All of the non-same-store properties were 2015 and 2016 acquisitions, dispositions, developed stores, or stores with a significant portion taken out of service.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2016, 2015 and 2014, we owned 475, 445 and 421 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2014 through December 31, 2016:

	2016	2015	2014

Balance - January 1	445	421	366
Stores acquired	10	7	10
Stores developed	1	—	2
Balance - March 31	456	428	378
Stores acquired	7	4	9
Stores developed	1	1	—
Balance - June 30	464	433	387
Stores acquired	7	5	3
Balance - September 30	471	438	390
Stores acquired	4	13	31
Stores developed	—	2	—
Stores sold	—	(8)	—
Balance - December 31	475	445	421

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2016	2015	(Decrease)	Change	2016	2015	2016	2015	2016	2015	(Decrease)	Change
REVENUES:
Rental income	$402,239	$375,149	$27,090	7.2%	$47,362	$17,327	$—	$—	$449,601	$392,476	$57,125	14.6%
Other property related income	42,172	40,194	1,978	4.9%	5,091	2,039	2,992	2,956	50,255	45,189	5,066	11.2%
Property management fee income	—	—	—	0.0%	—	—	10,183	6,856	10,183	6,856	3,327	48.5%
Total revenues	444,411	415,343	29,068	7.0%	52,453	19,366	13,175	9,812	510,039	444,521	65,518	14.7%

OPERATING EXPENSES:
Property operating expenses	126,824	127,209	(385)	(0.3)%	20,478	8,210	18,545	17,753	165,847	153,172	12,675	8.3%
NET OPERATING INCOME (LOSS):	317,587	288,134	29,453	10.2%	31,975	11,156	(5,370)	(7,941)	344,192	291,349	52,843	18.1%

Store count	407	407			68	38			475	445
Total square footage	27,828	27,828			5,030	2,533			32,858	30,361
Period End Occupancy (1)	91.8%	91.6%			78.3%	75.4%			89.7%	90.2%
Period Average Occupancy (2)	92.9%	92.1%
Realized annual rent per occupied sq. ft. (3)	$15.56	$14.63

Depreciation and amortization									161,865	151,789	10,076	6.6%
General and administrative									32,823	28,371	4,452	15.7%
Acquisition related costs									6,552	3,301	3,251	98.5%
Subtotal									201,240	183,461	17,779	9.7%
OPERATING INCOME									142,952	107,888	35,064	32.5%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(50,399)	(43,736)	(6,663)	(15.2)%
Loan procurement amortization expense									(2,577)	(2,324)	(253)	(10.9)%
Equity in losses of real estate ventures									(2,662)	(411)	(2,251)	(547.7)%
Gains from sale of real estate, net									—	17,567	(17,567)	(100.0)%
Other									1,062	(228)	1,290	565.8%
Total other expense									(54,576)	(29,132)	(25,444)	(87.3)%

NET INCOME									88,376	78,756	9,620	12.2%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(941)	(960)	19	2.0%
Noncontrolling interests in subsidiaries									470	(84)	554	659.5%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$87,905	$77,712	$10,193	13.1%
Distribution to preferred shareholders									(5,045)	(6,008)	963	16.0%
Preferred share redemption charge									(2,937)	—	(2,937)	(100.0)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$79,923	$71,704	$8,219	11.5%

(1)	Represents occupancy as of December 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $392.5 million during 2015 to $449.6 million during 2016, an increase of $57.1 million, or 14.6%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 80 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portoflio increased 6.4% as a result of higher asking rates for new and existing customers during 2016 as compared to 2015.  The remaining increase is primarily attributable to $30.0 million of additional income from the stores acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies and other ancillary revenues.  Other property related income increased from $45.2 million in 2015 to $50.3 million in 2016, an increase of $5.1 million, or 11.2%.  This increase is primarily attributable to increased fee revenue and insurance fees of $3.5 million on the stores acquired in 2015 and 2016 and a $2.0 million increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy, offset by a decrease of $0.4 million of additional income relating to the disposals of nine stores in 2015.

Property management fee income increased to $10.2 million in 2016 from $6.9 million during 2015, an increase of $3.3 million, or 48.5%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (316 stores as of December 31, 2016 compared to 227 stores as of December 31, 2015).

Operating Expenses

Property operating expenses increased from $153.2 million in 2015 to $165.8 million in 2016, an increase of $12.7 million, or 8.3%, which is primarily attributable to $12.3 million of increased expenses associated with newly acquired stores.

Depreciation and amortization increased from $151.8 million in 2015 to $161.9 million in 2016, an increase of $10.1 million, or 6.6%.  This increase is primarily attributable to depreciation and amortization expense related to the 2015 and 2016 acquisitions.

General and administrative expenses increased from $28.4 million in 2015 to $32.8 million in 2016, an increase of $4.5 million, or 15.7%. The change is primarily attributable to $4.1 million of increased payroll expenses resulting from additional employee headcount to support our growth.

Acquisition related costs increased from $3.3 million during 2015 to $6.6 million during 2016, an increase of $3.3 million, or 98.5%. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (expense) income

Interest expense on loans increased from $43.7 million during the year ended December 31, 2015 to $50.4 million during the year ended December 31, 2016, an increase of $6.7 million, or 15.2%.  The increase is primarily attributable to a higher amount of outstanding debt during 2016 as compared to 2015. The average debt balance increased $234.6 million to $1.4 billion during 2016 as compared to $1.2 billion during 2015 as the result of borrowings to fund a portion of the Company’s acquisition acitivity.

Equity in losses of real estate ventures increased from $0.4 million during the year ended December 31, 2015 to $2.7 million during the year ended December 31, 2016, an increase of $2.3 million, or 547.7%.  The increase is mainly driven by our share of the losses attributable to HVP, a real estate venture in which we own a 10% interest.  The loss incurred in 2016 was primarily the result of amortization expense associated with the in-place lease intangible that was recorded in connection with HVP’s acquisition of 68 properties. The amortization expense did not exist in 2015 as the acquisitions took place during the fourth quarter of 2015 and throughout 2016.

Gains from sale of real estate, net were $17.6 million for the year ended December 31, 2015 with no comparable amounts for the year ended December 31, 2016. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Other income (expense) increased $1.3 million from 2015 to 2016 primarily due to acquisition fees earned in conjunction with HVP’s acquisition of 68 self-storage properties.

Comparison of the Year Ended December 31, 2015 to the Year Ended December 31, 2014 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2015	2014	(Decrease)	Change	2015	2014	2015	2014	2015	2014	(Decrease)	Change
REVENUES:
Rental income	$324,314	$301,833	$22,481	7.4%	$68,162	$29,065	$—	$—	$392,476	$330,898	$61,578	18.6%
Other property related income	34,990	33,089	1,901	5.7%	7,243	4,120	2,956	2,856	45,189	40,065	5,124	12.8%
Property management fee income	—	—	—	0.0%	—	—	6,856	6,000	6,856	6,000	856	14.3%
Total revenues	359,304	334,922	24,382	7.3%	75,405	33,185	9,812	8,856	444,521	376,963	67,558	17.9%

OPERATING EXPENSES:
Property operating expenses	108,399	105,945	2,454	2.3%	27,020	11,440	17,753	15,316	153,172	132,701	20,471	15.4%
NET OPERATING INCOME (LOSS):	250,905	228,977	21,928	9.6%	48,385	21,745	(7,941)	(6,460)	291,349	244,262	47,087	19.3%

Store count	353	353			92	60			445	413
Total square footage	23,808	23,808			6,553	4,313			30,361	28,121
Period End Occupancy (1)	91.7%	90.1%			84.9%	84.1%			90.2%	89.1%
Period Average Occupancy (2)	92.3%	90.8%
Realized annual rent per occupied sq. ft. (3)	$14.76	$13.96

Depreciation and amortization									151,789	126,813	24,976	19.7%
General and administrative									28,371	28,422	(51)	(0.2)%
Acquisition related costs									3,301	7,484	(4,183)	(55.9)%
Subtotal									183,461	162,719	20,742	12.7%
OPERATING INCOME									107,888	81,543	26,345	32.3%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(43,736)	(46,802)	3,066	6.6%
Loan procurement amortization expense									(2,324)	(2,190)	(134)	(6.1)%
Equity in losses of real estate ventures									(411)	(6,255)	5,844	93.4%
Gains from sale of real estate, net									17,567	475	17,092	3,598.3%
Other									(228)	(405)	177	43.7%
Total other expense									(29,132)	(55,177)	26,045	47.2%

INCOME FROM CONTINUING OPERATIONS									78,756	26,366	52,390	198.7%

DISCONTINUED OPERATIONS
Income from discontinued operations									—	336	(336)	(100.0)%
Total discontinued operations									—	336	(336)	(100.0)%
NET INCOME									78,756	26,702	52,054	194.9%
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(960)	(307)	(653)	(212.7)%
Noncontrolling interests in subsidiaries									(84)	(16)	(68)	(425.0)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$77,712	$26,379	$51,333	194.6%
Distribution to preferred shareholders									(6,008)	(6,008)	—	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$71,704	$20,371	$51,333	252.0%

(1)	Represents occupancy as of December 31 of each respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $330.9 million in 2014 to $392.5 million in 2015, an increase of $61.6 million, or 18.6%. This increase is primarily attributable to $40.3 million of additional income from the stores acquired in 2014 and 2015, offset by a decrease of $1.2 million of additional income relating to the disposal of nine stores in 2015. Also, increases in net rental rates for new and existing customers, lower levels of promotional discounts, and an increase in average occupancy of 150 basis points on the same-store portfolio provided a $22.5 million increase in rental income during 2015 as compared to 2014.

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies and other ancillary revenues. Other property related income increased from $40.1 million in 2014 to $45.2 million in 2015, an increase of $5.1 million, or 12.8%. This increase is primarily attributable to increased fee revenue and insurance fees of $3.2 million on the stores acquired in 2014 and 2015 and a $1.9 million increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy.

Property management fee income increased to $6.9 million in 2015 from $6.0 million during 2014, an increase of $0.9 million, or 14.3%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (227 stores as of December 31, 2015, compared to 174 stores as of December 31, 2014).

Operating Expenses

Property operating expenses increased from $132.7 million in 2014 to $153.2 million in 2015, an increase of $20.5 million, or 15.4%.  This increase is primarily attributable to $15.6 million of increased expenses associated with newly acquired stores in 2015 and 2014.  Additionally, property operating expenses on the same-store portfolio increased $2.5 million primarily due to an increase of $1.2 million in property taxes and $1.0 million in payroll.

Depreciation and amortization increased from $126.8 million in 2014 to $151.8 million in 2015, an increase of $25.0 million, or 19.7%.  This increase is primarily attributable to depreciation and amortization expense related to the 2014 and 2015 acquisitions.

Acquisition related costs decreased from $7.5 million during 2014 to $3.3 million during 2015, a decrease of $4.2 million, or 55.9%. Acquisition related costs are non-recurring and fluctuate based on periodic investment activity.

Other (expense) income

Interest expense decreased from $46.8 million during the year ended December 31, 2014 to $43.7 million during the year ended December 31, 2015, a decrease of $3.1 million, or 6.6%.  The decrease is attributable to lower rates on the credit facility and term loan facility compared to 2014 as a result of our improved credit ratings and credit facility amendment.  The weighted average effective interest rate of our outstanding debt decreased from 4.02% for the year ended December 31, 2014 to 3.88% for the year ended December 31, 2015 due to the previously discussed changes in the term loan facility and credit facility pricing and the repayment of $84.9 million in secured loans with a weighted average effective interest rate of 4.75%, while the average debt balances for the years ended December 31, 2015 and 2014 were constant at $1.2 billion.

Equity in losses of real estate ventures decreased from $6.3 million during the year ended December 31, 2014 to $0.4 million during the year ended December 31, 2015, a decrease of $5.9 million, or 93.4%. This expense is related to our share of the losses attributable to HHF (defined below), a partnership in which we own a 50% interest, and HVP (defined below), a new partnership in which we entered into in December 2015 and in which we own a 10% interest. The decrease is primarily attributable to HHF’s increased net operating income levels in 2015 as compared to 2014 as well as a decrease in amortization expense related to intangible assets from 2014 to 2015.

Gains from sale of real estate, net were $17.6 million and and $0.5 million for the years ended December 31, 2015 and 2014, respectively. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Discontinued Operations

Income from discontinued operations was $0.3 million for the year ended December 31, 2014 with no comparable amount for the year ended December 31, 2015. The income during the 2014 period represents real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage properties that we sold in prior years.

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

We use NOI as a measure of operating performance at each of our stores, and for all of our stores in the aggregate. NOI should not be considered as a substitute for operating income, net income, cash flows provided by operating, investing and financing activities, or other income statement or cash flow statement data prepared in accordance with GAAP.

We believe NOI is useful to investors in evaluating our operating performance because:

•

it is one of the primary measures used by our management and our store managers to evaluate the economic productivity of our stores, including our ability to lease our stores, increase pricing and occupancy, and control our property operating expenses;

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

Management uses FFO as a key performance indicator in evaluating the operations of our stores. Given the nature of our business as a real estate owner and operator, we consider FFO a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States.  We believe that FFO is useful to management and investors as a starting point in measuring our operational performance because FFO excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of real estate, gains from remeasurement of investments in real estate ventures, impairments of depreciable assets, and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2016 and 2015 (in thousands):

	For the Year Ended December 31,
	2016	2015

Net income attributable to the Company’s common shareholders	$79,923	$71,704

Add:
Real estate depreciation and amortization:
Real property	159,495	150,030
Company’s share of unconsolidated real estate ventures	11,016	7,323
Gains from sale of real estate, net	—	(17,567)
Noncontrolling interests in the Operating Partnership	941	960
FFO attributable to common shareholders and OP unitholders	$251,375	$212,450

Add:
Acquisition related costs (1)	6,932	3,508
Preferred share redemption charge	2,937	—
FFO attributable to common shareholders and OP unitholders, as adjusted	$261,244	$215,958

Weighted-average diluted shares outstanding	179,533	170,191
Weighted-average diluted units outstanding	2,158	2,239
Weighted-average diluted shares and units outstanding	181,691	172,430

(1)

Years ended December 31, 2016 and 2015 include $0.4 million and $0.2 million, respectively, of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

Cash Flows

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2016	2015	Change
	(in thousands)

Operating activities	$263,526	$215,705	$47,821
Investing activities	$(544,471)	$(374,608)	$(169,863)
Financing activities	$221,049	$218,871	$2,178

Cash provided by operating activities for the years ended December 31, 2016 and 2015 was $263.5 million and $215.7 million, respectively, an increase of $47.8 million.  Our increased cash flow from operating activities is primarily attributable to our 2015 and 2016 acquisitions and increased net operating income levels on the same-store portfolio in the 2016 period as compared to the 2015 period.

Cash used in investing activities was $544.5 million in 2016 and $374.6 million in 2015, an increase of $169.9 million driven by an increase in cash used for acquisitions of self-storage properties.  Cash used during 2016 relates to the acquisition of 28 stores for an aggregate purchase price of $403.6 million, inclusive of $6.5 million of assumed debt, while cash used in investing activities during 2015 relates to the acquisition of 29 stores for an aggregate purchase price of $292.4 million, inclusive of $2.7 million of assumed debt. The change is also driven by a $62.4 million increase in cash used for development costs, resulting primarily from the acquisition of a development property by a consolidated joint venture in the second quarter of 2016 for $67.2 million, inclusive of $35.0 million of assumed debt.

Cash provided by financing activities was $221.0 million in 2016 and $218.9 million in 2015, an increase of $2.2 million.  From 2015 to 2016, proceeds from the issuance of unsecured senior notes increased $49.2 million and net proceeds in revolving credit facility borrowings increased $121.3 million. A $47.6 million decrease in principal payments on mortgage loans, resulting primarily from the repayment of five secured loans during 2016 for $34.9 million compared to four repayments during 2015 for $82.6 million also contributed to the increase in net cash inflows provided by financing activities from 2015 to 2016. These increases were offset by a $43.1 million increase in cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the Operating Partnership during 2016 compared to 2015, resulting primarily from the increase in the common dividend per share and number of shares outstanding. The increases were also offset by $77.6 million paid to redeem our 7.75% Series A Preferred shares in November 2016 with no similar transaction in 2015 and a $97.9 million decrease in proceeds from the issuance of common shares in 2016 as compared to 2015.

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

Cash used in investing activities was $374.6 million in 2015 and $522.7 million in 2014, a decrease of $148.1 million driven by a decrease in cash used for acquisitions of self-storage properties.  Cash used in 2015 relates to the acquisition of 29 stores for an aggregate purchase price of $292.4 million, net of $2.7 million of assumed debt, while cash used in investing activities in 2014 relates to the acquisition of 53 stores for an aggregate purchase price of $568.2 million, net of $27.5 million of assumed debt.  This decrease in cash used for acquisitions is offset by an increase of $57.7 million in cash used for development activities. Additionally, cash distributed from real estate ventures was $6.5 million in 2015 compared to $56.9 million in 2014.

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

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures.  We derive substantially all of our revenue from customers who lease space from us at our stores and fees earned from managing stores.  Therefore, our ability to generate cash from operations is dependent on the rents that we are able to charge and collect from our customers.  We believe that the properties in which we invest, self-storage properties, are less sensitive than other real estate product types to near-term economic downturns.  However, prolonged economic downturns will adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures, and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  In the 2017 fiscal year, we expect recurring capital expenditures to be approximately $15.0 million to $20.0 million, planned capital improvements and store upgrades to be approximately $5.0 million to $10.0 million and costs associated with the development of new stores to be approximately $50.0 million to $65.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $8.6 million in 2017.

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

Our liquidity needs beyond 2017 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Credit Facility, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2016, we had approximately $3.0 million in available cash and cash equivalents.  In addition, we had approximately $456.0 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2016	2015	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$250M 4.375% Guaranteed Notes due 2023	250,000	250,000	4.50%	Dec-13	Dec-23
$250M 4.000% Guaranteed Notes due 2025	250,000	250,000	4.03%	Oct-15	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	—	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,050,000	750,000
Less: Discount on issuance of unsecured senior notes, net	(3,971)	(2,888)
Less: Loan procurement costs, net	(6,953)	(5,208)
Total unsecured senior notes, net	$1,039,076	$741,904

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of December 31, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility and $456.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.7 million. In connection with a portion of the unsecured borrowings, we had interest rate swaps as of December 31, 2016 that fix 30-day LIBOR (see note 10). As of December 31, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.67%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn as of December 31, 2016 and no further borrowings may be made under the term loans. Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2016, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

During 2016, we sold a total of 4.4 million common shares under the Equity Distribution Agreements at an average sales price of $31.25 per share, resulting in net proceeds of $136.1 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2016 were used to fund acquisitions of self-storage properties and for general corporate purposes.  As of December 31, 2016, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

During 2015, we sold a total of 9.0 million common shares under the Equity Distribution Agreements at an average sales price of $26.35 per share, resulting in net proceeds of $234.2 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2015 were used to fund acquisitions of self-storage properties and for general corporate purposes.

Redemption of Preferred Shares

On November 2, 2016, we completed the redemption of all of our 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares at a cash redemption price of $25.00 per share plus accumulated and unpaid dividends. The redemption price of $77.5 million was paid by the Company from available cash balances. In connection with the redemption, we recognized a charge of $2.9 million related to excess redemption costs over the original net proceeds.

Other Material Changes in Financial Position

	December 31,
	2016	2015	Change
		(in thousands)
Selected Assets
Storage properties, net	$3,326,816	$2,872,983	$453,833
Restricted cash	$7,893	$24,600	$(16,707)

Selected Liabilities
Unsecured senior notes, net	$1,039,076	$741,904	$297,172
Revolving credit facility	$43,300	$—	$43,300

Storage properties, net of accumulated depreciation, increased $453.8 million primarily as a result of the acquisition of 28 self-storage properties, fixed asset additions, and development costs incurred during the year.  Restricted cash decreased $16.7 million primarily as a result of a portion of the proceeds from the sale of the El Paso, TX assets in the prior year, which were held in escrow as of December 31, 2015, being used to fund acquisitions in 2016 under a tax free like kind exchange.

The increase in Unsecured senior notes, net of $297.2 million is a result of the issuance of our 3.125% senior notes due September 1, 2026 during the year.

Revolving credit facility increased $43.3 million primarily as a result of the acquisition of 28 stores, fixed asset additions, and development costs incurred during the year.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2016 (in thousands):

	Payments Due by Period
							2022 and
	Total	2017	2018	2019	2020	2021	thereafter
Mortgage loans and notes payable (a)	$111,586	$8,576	$2,490	$11,485	$12,616	$44,873	$31,546
Revolving credit facility and unsecured term loans	443,300	—	100,000	200,000	143,300	—	—
Unsecured senior notes	1,050,000	—	—	—	—	—	1,050,000
Interest payments	375,757	59,749	58,491	52,245	47,389	45,004	112,879
Ground leases	124,076	2,137	2,355	2,365	2,430	2,476	112,313
Software and service contracts	3,064	2,804	260	—	—	—	—
Development commitments	79,658	56,833	22,825	—	—	—	—
	$2,187,441	$130,099	$186,421	$266,095	$205,735	$92,353	$1,306,738

(a)	Amounts do not include unamortized discounts/premiums.

We expect to satisfy contractual obligations owed in 2017 through a combination of cash generated from operations and from draws on the revolving portion of our Credit Facility.

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

As of December 31, 2016 our consolidated debt consisted of $1.5 billion of outstanding mortgages, unsecured senior notes, and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Borrowings under our revolving credit facility are subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would decrease by approximately $78.8 million.  If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would increase by approximately $87.4 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2017 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2017 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2016.

Number of securities remaining
	Number of securities to		Weighted-average		available for future issuance under
	be issued upon exercise		exercise price of		equity compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan Category	warrants and rights		warrants and rights		reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	1,939,690	(1)	$12.94	(2)	5,471,377
Equity compensation plans not approved by shareholders	—
Total	1,939,690		$12.94		5,471,377

(1)	Excludes 512,788 shares subject to outstanding restricted share unit awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

3.4*	Articles of Amendment to the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on November 3, 2016.

3.5*	Third Amended and Restated Bylaws of CubeSmart, effective September 14, 2011, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.6*	Certificate of Limited Partnership of U-Store-It, L.P., incorporated by reference to Exhibit 3.1 to CubeSmart, L.P.’s Registration Statement on Form 10, filed on July 15, 2011.

3.7*

Amendment No. 1 to Certificate of Limited Partnership of CubeSmart, L.P., dated September 14, 2011, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.8*

Second Amended and Restated Agreement of Limited Partnership of U-Store-It, L.P. dated as of October 27, 2004, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

3.9*

Amendment No. 1 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P. dated as of September 14, 2011, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed on September 16, 2011.

3.10*

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

4.10*

Third Supplemental Indenture, dated as of October 26, 2015, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

4.11*

Form of $250 million aggregate principal amount of 4.000% senior note due November 15, 2025, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

4.12*

Fourth Supplemental Indenture, dated as of August 15, 2016, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.13*

Form of $300 million aggregate principal amount of 3.125% senior notes due September 1, 2026, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.14*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

10.1*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue (substantially identical agreements have been entered into with Dean Jernigan, Christopher P. Marr, Timothy M. Martin, Jeffrey P. Foster, William M. Diefenderfer III, Piero Bussani, John W. Fain, Marianne M. Keler, John F. Remondi, Jeffrey F. Rogatz, and Deborah R. Salzberg), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*†

Nonqualified Share Option Agreement, dated as of June 5, 2006, by and between U-Store-It Trust and Christopher P. Marr, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed on August 8, 2006.

10.3*†

Nonqualified Share Option Agreement, dated as of April 19, 2006, by and between U-Store-It Trust and Dean Jernigan, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on April 24, 2006.

10.4*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.5*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.6*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.7*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.8*†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.9*†

U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.10*†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.11*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.12*

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2011.

10.13*

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

10.14*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.15*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.16*†

Form of 2012 Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2012.

10.17*

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012.

10.18*†

Form of Restricted Share Unit Award Agreement (2-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.19*†

Form of Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.20*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.21*

Form of Equity Distribution Agreement, dated May 7, 2013, by and among CubeSmart, CubeSmart, L.P. and each of Wells Fargo Securities, LLC, BMO Capital Markets Corp., Jefferies LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 7, 2013.

10.22*

Second Amendment to Credit Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.23*

Second Amendment to Term Loan Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 18, 2013.

10.24*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013.

10.25*†

Executive Employment Agreement, entered into as of January 24, 2014 and effective as of January 1, 2014, by and between CubeSmart and Christopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2014.

10.26*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.27*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.28*†

Form of Performance Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.29*†

Form of Performance Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.30*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.31*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.32*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.33*

Form of Amendment No. 1 to Equity Distribution Agreement, dated May 5, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on May 5, 2014.

10.34*

Form of Amendment No. 2 to Equity Distribution Agreement, dated October 2, 2014, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents (as defined therein), incorporated by reference to Exhibit 1.1. to the Company’s Current Report on Form 8-K, filed on October 2, 2014.

10.35*

Third Amendment to Credit Agreement, dated as of April 22, 2015, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 27, 2015.

10.36*

Fourth Amendment to Term Loan Agreement, dated as of April 22, 2015, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 27, 2015.

10.37*

Equity Distribution Agreement, dated December 30, 2015, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on December 30, 2015.

10.38*

Form of Amendment No. 3 to Equity Distribution Agreement, dated December 30, 2015, by and among CubeSmart, CubeSmart, L.P. and each of the Initial Sales Agents (as defined therein), incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on December 30, 2015.

10.39*†	Amended and Restated CubeSmart 2007 Equity Incentive Plan, effective June 1, 2016, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 14, 2016.

10.40*†

First Amendment to Executive Employment Agreement, dated as of September 30, 2016, by and between CubeSmart and Chistopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2016.

10.41*†	CubeSmart Executive Severance Plan, effective January 1, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2016.

10.42†	Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.43†	Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.44†	Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.45†	Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.46†	Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.47†	Form of Restricted Share Unit Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.48†	Form of Restricted Share Unit Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.49†	Form of Performance-Vested Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.50†	Form of Performance-Vested Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.51†

Form of Performance-Vested Restricted Share Unit Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

10.52†	Form of Performance-Vested Restricted Share Unit Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016.

12.1	Statement regarding Computation of Ratios of CubeSmart.

12.2	Statement regarding Computation of Ratios of CubeSmart, L.P.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP relating to financial statements of CubeSmart.

23.2	Consent of KPMG LLP relating to financial statements of CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material Tax Considerations.

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

We have opted not to provide a summary.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 17, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 17, 2017
William M. Diefenderfer III

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 17, 2017
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 17, 2017
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 17, 2017
Piero Bussani

/s/ John W. Fain	Trustee	February 17, 2017
John W. Fain

/s/ Marianne M. Keler	Trustee	February 17, 2017
Marianne M. Keler

/s/ John F. Remondi	Trustee	February 17, 2017
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 17, 2017
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 17, 2017
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2016, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 17, 2017

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2016, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017, expressed an unqualified opinion on the effectiveness of CubeSmart’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we have also audited financial statement Schedule III.  These consolidated financial statements and financial statement schedule are the responsibility of CubeSmart, L.P.’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CubeSmart, L.P. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 18 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as of January 1, 2014.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 17, 2017, expressed an unqualified opinion on the effectiveness of CubeSmart, L.P.’s internal control over financial reporting.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Trustees and Shareholders of

CubeSmart:

We have audited CubeSmart’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Partners of

CubeSmart, L.P.:

We have audited CubeSmart, L.P.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CubeSmart, L.P.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on CubeSmart, L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CubeSmart, L.P. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CubeSmart, L.P. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 17, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 17, 2017

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2016	2015

ASSETS
Storage properties	$3,998,180	$3,467,032
Less: Accumulated depreciation	(671,364)	(594,049)
Storage properties, net (including VIE assets of $208,048 and $136,274, respectively)	3,326,816	2,872,983
Cash and cash equivalents	2,973	62,869
Restricted cash	7,893	24,600
Loan procurement costs, net of amortization	2,150	2,800
Investment in real estate ventures, at equity	98,682	97,281
Other assets, net	36,514	43,631
Total assets	$3,475,028	$3,104,164

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,039,076	$741,904
Revolving credit facility	43,300	—
Unsecured term loans, net	398,749	398,183
Mortgage loans and notes payable, net	114,618	111,455
Accounts payable, accrued expenses and other liabilities	93,764	85,034
Distributions payable	49,239	38,685
Deferred revenue	20,226	17,519
Security deposits	412	403
Total liabilities	1,759,384	1,393,183

Noncontrolling interests in the Operating Partnership	54,407	66,128

Commitments and contingencies

Equity
7.75% Series A Preferred shares $.01 par value, 0 and 3,220,000 shares authorized at December 31, 2016 and December 31, 2015, respectively, 0 and 3,100,000 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	—	31
Common shares $.01 par value, 400,000,000 shares authorized, 180,083,111 and 174,667,870 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,801	1,747
Additional paid-in capital	2,314,014	2,231,181
Accumulated other comprehensive loss	(1,850)	(4,978)
Accumulated deficit	(658,583)	(584,654)
Total CubeSmart shareholders’ equity	1,655,382	1,643,327
Noncontrolling interests in subsidiaries	5,855	1,526
Total equity	1,661,237	1,644,853
Total liabilities and equity	$3,475,028	$3,104,164

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2016	2015	2014

REVENUES
Rental income	$449,601	$392,476	$330,898
Other property related income	50,255	45,189	40,065
Property management fee income	10,183	6,856	6,000
Total revenues	510,039	444,521	376,963
OPERATING EXPENSES
Property operating expenses	165,847	153,172	132,701
Depreciation and amortization	161,865	151,789	126,813
General and administrative	32,823	28,371	28,422
Acquisition related costs	6,552	3,301	7,484
Total operating expenses	367,087	336,633	295,420
OPERATING INCOME	142,952	107,888	81,543
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(50,399)	(43,736)	(46,802)
Loan procurement amortization expense	(2,577)	(2,324)	(2,190)
Equity in losses of real estate ventures	(2,662)	(411)	(6,255)
Gains from sale of real estate, net	—	17,567	475
Other	1,062	(228)	(405)
Total other expense	(54,576)	(29,132)	(55,177)

INCOME FROM CONTINUING OPERATIONS	88,376	78,756	26,366

DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	336
Total discontinued operations	—	—	336
NET INCOME	88,376	78,756	26,702
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(941)	(960)	(307)
Noncontrolling interest in subsidiaries	470	(84)	(16)
NET INCOME ATTRIBUTABLE TO THE COMPANY	87,905	77,712	26,379
Distribution to preferred shareholders	(5,045)	(6,008)	(6,008)
Preferred share redemption charge	(2,937)	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$79,923	$71,704	$20,371

Basic earnings per share from continuing operations attributable to common shareholders	$0.45	$0.43	$0.13
Basic earnings per share from discontinued operations attributable to common shareholders	$—	$—	$0.01
Basic earnings per share attributable to common shareholders	$0.45	$0.43	$0.14

Diluted earnings per share from continuing operations attributable to common shareholders	$0.45	$0.42	$0.13
Diluted earnings per share from discontinued operations attributable to common shareholders	$—	$—	$0.01
Diluted earnings per share attributable to common shareholders	$0.45	$0.42	$0.14

Weighted-average basic shares outstanding	178,246	168,640	149,107
Weighted-average diluted shares outstanding	179,533	170,191	150,863

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income from continuing operations	$79,923	$71,704	$20,040
Total discontinued operations	—	—	331
Net income	$79,923	$71,704	$20,371

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2016	2015	2014

NET INCOME	$88,376	$78,756	$26,702
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(1,247)	(3,409)	(3,944)
Reclassification of realized losses on interest rate swaps	4,412	6,263	6,408
Unrealized loss on foreign currency translation	—	(249)	(175)
Reclassification of realized loss on foreign currency translation	—	1,199	—
OTHER COMPREHENSIVE INCOME	3,165	3,804	2,289
COMPREHENSIVE INCOME	91,541	82,560	28,991
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(978)	(992)	(338)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	470	(75)	(19)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$91,033	$81,493	$28,634

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

											Noncontrolling
											Interests
	Common		Preferred		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2013	139,328	$1,393	3,100	$31	$1,542,703	$(11,014)	$(440,837)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interest in subsidiaries									642	642
Issuance of common shares, net	22,704	227			415,774			416,001		416,001
Issuance of restricted shares	482	5						5		5
Conversion from units to shares	18	—			308			308		308	(308)
Exercise of stock options	1,425	14			13,788			13,802		13,802
Amortization of restricted shares					182			182		182
Share compensation expense					1,553			1,553		1,553
Adjustment for noncontrolling interests in the Operating Partnership							(14,761)	(14,761)		(14,761)	14,761
Net income							26,379	26,379	16	26,395	307
Other comprehensive income (loss), net:						2,255		2,255	3	2,258	31
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(83,966)	(83,966)		(83,966)	(1,243)
Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interest in subsidiaries									178	178
Distributions to noncontrolling interests in subsidiaries									(319)	(319)
Issuance of common shares, net	8,978	91			233,970			234,061		234,061
Issuance of restricted shares	161	1						1		1
Issuance of OP Shares											500
Conversion from units to shares	118	2			3,273			3,275		3,275	(3,275)
Exercise of stock options	1,454	14			17,475			17,489		17,489
Amortization of restricted shares					1,166			1,166		1,166
Share compensation expense					989			989		989
Adjustment for noncontrolling interests in the Operating Partnership							(19,619)	(19,619)		(19,619)	19,619
Net income							77,712	77,712	84	77,796	960
Other comprehensive income (loss), net:						3,781		3,781	(9)	3,772	32
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(117,546)	(117,546)		(117,546)	(1,531)
Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interest in subsidiaries									4,799	4,799
Issuance of common shares, net	4,408	44			136,077			136,121		136,121
Issuance of restricted shares	123	1						1		1
Issuance of OP Shares											1,500
Conversion from units to shares	188	2			4,874			4,876		4,876	(4,876)
Exercise of stock options	696	7			13,276			13,283		13,283
Amortization of restricted shares					1,952			1,952		1,952
Share compensation expense					1,260			1,260		1,260
Adjustment for noncontrolling interests in the Operating Partnership							7,388	7,388		7,388	(7,388)
Net income (loss)							87,905	87,905	(470)	87,435	941
Other comprehensive income (loss), net:						3,128		3,128		3,128	37
Preferred share distributions							(5,045)	(5,045)		(5,045)
Preferred share redemption			(3,100)	(31)	(74,606)		(2,937)	(77,574)		(77,574)
Common share distributions							(161,240)	(161,240)		(161,240)	(1,935)
Balance at December 31, 2016	180,083	$1,801	—	$—	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2016	2015	2014
Operating Activities
Net income	$88,376	$78,756	$26,702
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	164,442	154,113	129,003
Equity in losses of real estate ventures	2,662	411	6,255
Gains from sale of real estate, net	—	(17,567)	(475)
Equity compensation expense	3,212	2,155	1,735
Accretion of fair market value adjustment of debt	(1,138)	(1,429)	(1,685)
Changes in other operating accounts:
Restricted cash	591	743	411
Other assets	(3,930)	(2,519)	808
Accounts payable and accrued expenses	7,862	(438)	2,699
Other liabilities	1,449	1,480	579
Net cash provided by operating activities	$263,526	$215,705	$166,032
Investing Activities
Acquisitions of storage properties	(366,666)	(275,726)	(547,515)
Additions and improvements to storage properties	(30,971)	(24,695)	(19,967)
Development costs	(143,713)	(81,315)	(23,566)
Investment in real estate ventures, at equity	(12,176)	(8,433)	(2,550)
Cash distributed from real estate ventures	8,113	6,451	56,896
Proceeds from sale of real estate, net	—	9,041	13,475
Fundings of notes receivable	—	(4,100)	—
Proceeds from notes receivable	—	4,100	—
Change in restricted cash	942	69	528
Net cash used in investing activities	$(544,471)	$(374,608)	$(522,699)
Financing Activities
Proceeds from:
Unsecured senior notes	298,512	249,338	—
Revolving credit facility	958,200	731,320	712,500
Principal payments on:
Revolving credit facility	(914,900)	(809,320)	(673,100)
Mortgage loans and notes payable	(37,260)	(84,905)	(30,149)
Loan procurement costs	(2,467)	(4,433)	(274)
Proceeds from issuance of common shares, net	136,122	234,062	416,006
Redemption of preferred shares	(77,574)	—	—
Exercise of stock options	13,283	17,489	13,802
Contributions from noncontrolling interests in subsidiaries	4,799	178	642
Distributions paid to noncontrolling interests in subsidiaries	—	(319)	—
Distributions paid to common shareholders	(149,280)	(107,093)	(75,849)
Distributions paid to preferred shareholders	(6,545)	(6,008)	(6,008)
Distributions paid to noncontrolling interests in Operating Partnership	(1,841)	(1,438)	(1,178)
Net cash provided by financing activities	$221,049	$218,871	$356,392
Change in cash and cash equivalents	(59,896)	59,968	(275)
Cash and cash equivalents at beginning of year	62,869	2,901	3,176
Cash and cash equivalents at end of year	$2,973	$62,869	$2,901
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$53,085	$46,216	$50,024
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$(22,019)	$(14,353)	$—
Restricted cash - disposition of real estate	$—	$36,372	$—
Accretion of liability	$31,426	$16,929	$8,977
Derivative valuation adjustment	$3,165	$2,854	$2,464
Foreign currency translation adjustment	$—	$(249)	$(175)
Discount on issuance of unsecured senior notes	$1,488	$662	$—
Mortgage loan assumptions	$41,513	$2,695	$27,467
Preferred share redemption	$2,863	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2016	2015

ASSETS
Storage properties	$3,998,180	$3,467,032
Less: Accumulated depreciation	(671,364)	(594,049)
Storage properties, net (including VIE assets of $208,048 and $136,274, respectively)	3,326,816	2,872,983
Cash and cash equivalents	2,973	62,869
Restricted cash	7,893	24,600
Loan procurement costs, net of amortization	2,150	2,800
Investment in real estate ventures, at equity	98,682	97,281
Other assets, net	36,514	43,631
Total assets	$3,475,028	$3,104,164

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,039,076	$741,904
Revolving credit facility	43,300	—
Unsecured term loans, net	398,749	398,183
Mortgage loans and notes payable, net	114,618	111,455
Accounts payable, accrued expenses and other liabilities	93,764	85,034
Distributions payable	49,239	38,685
Deferred revenue	20,226	17,519
Security deposits	412	403
Total liabilities	1,759,384	1,393,183

Limited Partnership interests of third parties	54,407	66,128

Commitments and contingencies

Capital
Operating Partner	1,657,232	1,648,305
Accumulated other comprehensive loss	(1,850)	(4,978)
Total CubeSmart, L.P. capital	1,655,382	1,643,327
Noncontrolling interests in subsidiaries	5,855	1,526
Total capital	1,661,237	1,644,853
Total liabilities and capital	$3,475,028	$3,104,164

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2016	2015	2014

REVENUES
Rental income	$449,601	$392,476	$330,898
Other property related income	50,255	45,189	40,065
Property management fee income	10,183	6,856	6,000
Total revenues	510,039	444,521	376,963
OPERATING EXPENSES
Property operating expenses	165,847	153,172	132,701
Depreciation and amortization	161,865	151,789	126,813
General and administrative	32,823	28,371	28,422
Acquisition related costs	6,552	3,301	7,484
Total operating expenses	367,087	336,633	295,420
OPERATING INCOME	142,952	107,888	81,543
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(50,399)	(43,736)	(46,802)
Loan procurement amortization expense	(2,577)	(2,324)	(2,190)
Equity in losses of real estate ventures	(2,662)	(411)	(6,255)
Gains from sale of real estate, net	—	17,567	475
Other	1,062	(228)	(405)
Total other expense	(54,576)	(29,132)	(55,177)

INCOME FROM CONTINUING OPERATIONS	88,376	78,756	26,366

DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	336
Total discontinued operations	—	—	336
NET INCOME	88,376	78,756	26,702
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	470	(84)	(16)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	88,846	78,672	26,686
Operating Partnership interests of third parties	(941)	(960)	(307)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	87,905	77,712	26,379
Distribution to preferred unitholders	(5,045)	(6,008)	(6,008)
Preferred unit redemption charge	(2,937)	—	—
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$79,923	$71,704	$20,371

Basic earnings per unit from continuing operations attributable to common unitholders	$0.45	$0.43	$0.13
Basic earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$0.01
Basic earnings per unit attributable to common unitholders	$0.45	$0.43	$0.14

Diluted earnings per unit attributable to common unitholders	$0.45	$0.42	$0.13
Diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$0.01
Diluted earnings per unit attributable to common unitholders	$0.45	$0.42	$0.14

Weighted-average basic units outstanding	178,246	168,640	149,107
Weighted-average diluted units outstanding	179,533	170,191	150,863

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income from continuing operations	$79,923	$71,704	$20,040
Total discontinued operations	—	—	331
Net income	$79,923	$71,704	$20,371

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2016	2015	2014

NET INCOME	$88,376	$78,756	$26,702
Other comprehensive income (loss):
Unrealized losses on interest rate swaps	(1,247)	(3,409)	(3,944)
Reclassification of realized losses on interest rate swaps	4,412	6,263	6,408
Unrealized loss on foreign currency translation	—	(249)	(175)
Reclassification of realized loss on foreign currency translation	—	1,199	—
OTHER COMPREHENSIVE INCOME	3,165	3,804	2,289
COMPREHENSIVE INCOME	91,541	82,560	28,991
Comprehensive income attributable to Operating Partnership interests of third parties	(978)	(992)	(338)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	470	(75)	(19)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$91,033	$81,493	$28,634

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP	Number of Preferred OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Units	Operating	Comprehensive	CubeSmart L.P.	Interest in	Total	Interests
	Outstanding	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2013	139,328	$3,100	$1,103,290	$(11,014)	$1,092,276	$931	$1,093,207	$36,275
Contributions from noncontrolling interest in subsidiaries						642	642
Issuance of common OP units, net	22,704		416,001		416,001		416,001
Issuance of restricted OP units	482		5		5		5
Conversion from OP units to shares	18		308		308		308	(308)
Exercise of OP unit options	1,425		13,802		13,802		13,802
Amortization of restricted OP units			182		182		182
OP unit compensation expense			1,553		1,553		1,553
Adjustment for Operating Partnership interests of third parties			(14,761)		(14,761)		(14,761)	14,761
Net income			26,379		26,379	16	26,395	307
Other comprehensive income (loss), net:				2,255	2,255	3	2258	31
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(83,966)		(83,966)		(83,966)	(1,243)
Balance at December 31, 2014	163,957	$3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interest in subsidiaries						178	178
Distributions to noncontrolling interests in subsidiaries						(319)	(319)
Issuance of common OP units, net	8,978		234,061		234,061		234,061
Issuance of restricted OP units	161		1		1		1
Issuance of OP Shares					0			500
Conversion from OP units to shares	118		3,275		3,275		3,275	(3,275)
Exercise of OP unit options	1,454		17,489		17,489		17,489
Amortization of restricted OP units			1,166		1,166		1,166
OP unit compensation expense			989		989		989
Adjustment for Operating Partnership interests of third parties			(19,619)		(19,619)		(19,619)	19,619
Net income			77,712		77,712	84	77,796	960
Other comprehensive income (loss), net:				3,781	3,781	(9)	3,772	32
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(117,546)		(117,546)		(117,546)	(1,531)
Balance at December 31, 2015	174,668	$3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interest in subsidiaries						4,799	4,799
Issuance of common OP units, net	4,408		136,121		136,121		136,121
Issuance of restricted OP units	123		1		1		1
Issuance of OP Shares	188		4,876		4,876		4,876	1,500
Conversion from OP units to shares								(4,876)
Exercise of OP unit options	696		13,283		13,283		13,283
Amortization of restricted OP units			1,952		1,952		1,952
OP unit compensation expense			1,260		1,260		1,260
Adjustment for Operating Partnership interests of third parties			7,388		7,388		7,388	(7,388)
Net income (loss)			87,905		87,905	(470)	87,435	941
Other comprehensive income (loss), net:				3,128	3,128		3,128	37
Preferred OP unit distributions			(5,045)		(5,045)		(5,045)
Preferred OP unit redemption		(3,100)	(77,574)		(77,574)		(77,574)
Common OP unit distributions			(161,240)		(161,240)		(161,240)	(1,935)
Balance at December 31, 2016	180,083	$—	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2016	2015	2014
Operating Activities
Net income	$88,376	$78,756	$26,702
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	164,442	154,113	129,003
Equity in losses of real estate ventures	2,662	411	6,255
Gains from sale of real estate, net	—	(17,567)	(475)
Equity compensation expense	3,212	2,155	1,735
Accretion of fair market value adjustment of debt	(1,138)	(1,429)	(1,685)
Changes in other operating accounts:
Restricted cash	591	743	411
Other assets	(3,930)	(2,519)	808
Accounts payable and accrued expenses	7,862	(438)	2,699
Other liabilities	1,449	1,480	579
Net cash provided by operating activities	$263,526	$215,705	$166,032
Investing Activities
Acquisitions of storage properties	(366,666)	(275,726)	(547,515)
Additions and improvements to storage properties	(30,971)	(24,695)	(19,967)
Development costs	(143,713)	(81,315)	(23,566)
Investment in real estate ventures, at equity	(12,176)	(8,433)	(2,550)
Cash distributed from real estate ventures	8,113	6,451	56,896
Proceeds from sale of real estate, net	—	9,041	13,475
Fundings of notes receivable	—	(4,100)	—
Proceeds from notes receivable	—	4,100	—
Change in restricted cash	942	69	528
Net cash used in investing activities	$(544,471)	$(374,608)	$(522,699)
Financing Activities
Proceeds from:
Unsecured senior notes	298,512	249,338	—
Revolving credit facility	958,200	731,320	712,500
Principal payments on:
Revolving credit facility	(914,900)	(809,320)	(673,100)
Mortgage loans and notes payable	(37,260)	(84,905)	(30,149)
Loan procurement costs	(2,467)	(4,433)	(274)
Proceeds from issuance of common OP units	136,122	234,062	416,006
Redemption of preferred units	(77,574)	—	—
Exercise of OP unit options	13,283	17,489	13,802
Contributions from noncontrolling interests in subsidiaries	4,799	178	642
Distributions paid to noncontrolling interests in subsidiaries	—	(319)	—
Distributions paid to common OP unitholders	(151,121)	(108,531)	(77,027)
Distributions paid to preferred OP unitholders	(6,545)	(6,008)	(6,008)
Net cash provided by financing activities	$221,049	$218,871	$356,392
Change in cash and cash equivalents	(59,896)	59,968	(275)
Cash and cash equivalents at beginning of year	62,869	2,901	3,176
Cash and cash equivalents at end of year	$2,973	$62,869	$2,901
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$53,085	$46,216	$50,024
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$(22,019)	$(14,353)	$—
Restricted cash - disposition of real estate	$—	$36,372	$—
Accretion of liability	$31,426	$16,929	$8,977
Derivative valuation adjustment	$3,165	$2,854	$2,464
Foreign currency translation adjustment	$—	$(249)	$(175)
Discount on issuance of unsecured senior notes	$1,488	$662	$—
Mortgage loan assumptions	$41,513	$2,695	$27,467
Preferred unit redemption	$2,863	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms the “Company”, “we”, or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  As of December 31, 2016, the Company owned self-storage properties located in 23 states throughout the United States and in the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages, and acquires self-storage properties.

As of December 31, 2016, the Parent Company owned approximately 98.9% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

The Company adopted Accounting Standard Update (“ASU”) No. 2015-02, Consolidation – Amendments to the Consolidation Analysis, as of January 1, 2016. The Company evaluated the application of this guidance and concluded that there were no changes to any previous conclusions with respect to consolidation accounting for any of its interests in less than wholly owned joint ventures. However, the Operating Partnership now meets the criteria as a VIE. The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties.  Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2016, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding increase to capital of $7.4 million as of December 31, 2016.  Disclosure of such redemption provisions is provided in note 12.

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

Self-Storage Properties

Self-storage properties are carried at historical cost less accumulated depreciation and impairment losses.  The cost of self-storage properties reflects their purchase price or development cost.  Costs incurred for the renovation of a store are capitalized to the Company’s investment in that store.  Acquisition costs and ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  The costs to develop self-storage properties are capitalized to construction in progress while the project is under development.

Purchase Price Allocation

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  When a portfolio of stores is acquired, the purchase price is allocated to the individual stores based upon the fair value determined using an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual store along with current and projected occupancy and rental rate levels or appraised values, if available.  Allocations to land, building and improvements, and equipment are recorded based upon their respective fair values as estimated by management.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases.  This intangible is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts.  Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.

Long-Lived Assets Held for Sale

We consider long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell a store (or group of stores), (b) the store is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such stores, (c) an active program to locate a buyer and other actions required to complete the plan to sell the store have been initiated, (d) the sale of the store is probable and transfer of the asset is expected to be completed within one year, (e) the store is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing.  However, each potential transaction is evaluated based on its separate facts and circumstances.  Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $24.7 million and $20.7 million as of December 31, 2016 and 2015, respectively, and are reported net of accumulated amortization of $9.7 million and $7.3 million as of December 31, 2016 and 2015, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2016 and 2015 (in thousands):

	December 31,
	2016	2015

Intangible assets, net of accumulated amortization of $8,109 and $7,220	$8,280	$12,814
Accounts receivable	5,284	5,049
Deposits on future acquisitions	5,106	12,106
Prepaid real estate taxes	3,640	2,800
Prepaid insurance	1,053	1,140
Other	13,151	9,722
Total other assets, net	$36,514	$43,631

Environmental Costs

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional stores.  Whenever the environmental assessment for one of our stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, we will work with our environmental consultants and where appropriate, state governmental agencies, to ensure that the store is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment, or that the responsibility for cleanup rests with a third party.

Revenue Recognition

Management has determined that all of our leases are operating leases.  Rental income is recognized in accordance with the terms of the leases, which generally are month to month.

The Company recognizes gains from disposition of stores only upon closing in accordance with the guidance on sales of real estate.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized using the full accrual method upon closing when the collectability of the sales price is reasonably assured and the Company is not obligated to perform significant activities after the sale.  Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sales under this guidance.

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $9.4 million, $8.6 million, and $7.7 million in advertising and marketing expenses for the years ended December 31, 2016, 2015 and 2014, respectively, which are included in property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the years ended December 31, 2016, 2015 and 2014, the Company recognized $1.6 million, $2.5 million, and $6.0 million of equity offering costs related to the issuance of common shares during the years, respectively.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. For the years ended December 31, 2016, 2015 and 2014, the Company capitalized $4.6 million, $2.6 million, and $1.3 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  The Company had interest rate swap agreements for notional principal amounts aggregating $300 million and $400 million as of December 31, 2016 and 2015, respectively, the fair value of which are included in accounts payable, accrued expenses and other liabilities.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The net tax basis in the Company’s assets was $3.2 billion and $2.7 billion as of December 31, 2016 and 2015, respectively.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Company’s dividends for 2016 consisted of a 98.663% ordinary income distribution and a 1.337% capital gain distribution from earnings and profits.

Distributions to 7.75% Series A Cumulative Redeemable Preferred Shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing preferred distributions paid during the preceding year and their characterization as ordinary income, capital gain, or return of capital.  The characterization of our preferred distributions for 2016 consisted of a 7.683% ordinary income distribution, a 0.104% capital gain distribution from earnings and profits, and a 92.213% cash liquidating distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains, and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2016, 2015, or 2014.

Taxable REIT subsidiaries (TRS) are subject to federal and state income taxes.  Our taxable REIT subsidiaries have a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $1.3 million and $1.7 million as of December 31, 2016 and 2015, respectively.

The Protecting Americans from Tax Hikes Act (PATH Act) was enacted in December 2015, and included numerous law changes applicable to REITs. The provisions have various effective dates. We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method were 1,287,000; 1,551,000, and 1,756,000 in 2016, 2015, and 2014, respectively.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP (“USIFB”), our joint venture in England, was translated at October 2, 2015, the date that the venture’s remaining asset was sold. The exchange rate was approximately 1.521600 U.S Dollars per Pound on October 2, 2015 and approximately 1.558642 U.S Dollars per Pound on December 31, 2014. The Pound was translated at an average exchange rate of 1.529755 for the period from January 1, 2015 to October 2, 2015. It was translated at an average exchange rate of 1.643106 and 1.588598 U.S. Dollars per Pound for the year ended December 31, 2014.  The Company recorded an unrealized loss on foreign currency translation of $0.2 million for the year ended December 31, 2014.  In connection with the sale of the remaining asset, the Company recorded a realized loss on foreign currency exchange of $1.2 million, which is included in Gains on sale of real estate in the Company’s consolidated statement of operations.

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

Reclassifications

During the first quarter of 2016, the Company adopted ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to reclassify debt financing costs, which were previously included in loan procurement costs, net of amortization on the Company’s consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability. Net costs of $10.7 million have been reclassified in the December 31, 2015 consolidated balance sheets from the loan procurement costs line and netted against the related debt liability. See Recent Accounting Pronouncements below for revisions to the accounting guidance for debt issuance costs.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard is effective on January 1, 2018, however early adoption is permitted. The Company is in the process of evaluating the impact of this new guidance.

In November 2016, the FASB issued ASU No.2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance allows for entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The standard is effective on January 1, 2017, however early adoption is permitted.  The Company does not expect this new guidance to have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of ASU No. 2016-02 on the Company’s consolidated financial statements and related disclosures.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which amends the current business combination guidance to require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, as opposed to having to revise prior period information.  The standard also requires additional disclosure about the impact on current-period income statement line items of adjustments that would have been recognized in prior periods if prior period information had been revised. The new standard became effective for the Company on January 1, 2016. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations as all measurement-period adjustments recorded during 2016 relate to business combinations that took place in the current year and do not have prior period impact. Refer to note 4 for details regarding the measurement-period adjustments made during the year ended December 31, 2016.

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

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues. The stores in Florida, New York, Texas, and California provided total revenues of approximately 17%, 16%, 10%, and 8%, respectively, for the year ended December 31, 2016 and approximately 18%, 16%, 10%, and 8%, respectively, for the year ended December 31, 2015. The stores in Florida, New York, Texas, and California provided total revenues of approximately 17%, 17%, 10%, and 8%, respectively, for the year ended December 31, 2014.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,	December 31,
	2016	2015
	(in thousands)
Land	$649,744	$588,503
Buildings and improvements	2,928,275	2,534,193
Equipment	217,867	243,442
Construction in progress	202,294	100,894
Storage properties	3,998,180	3,467,032
Less: Accumulated depreciation	(671,364)	(594,049)
Storage properties, net	$3,326,816	$2,872,983

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2016, 2015 and 2014:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550
2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362
2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800
2014 Acquisitions:

Connecticut Asset	Connecticut	January 2014	1	$4,950
Florida Asset	Miami / Ft. Lauderdale	January 2014	1	14,000
Florida Assets	Florida Markets - Other	January 2014	2	14,450
California Asset	Other West	January 2014	1	8,300
Maryland Asset	Baltimore / DC	February 2014	1	15,800
Maryland Asset	Baltimore / DC	February 2014	1	15,500
Arizona Asset	Arizona / Las Vegas	March 2014	1	14,750
Pennsylvania Asset	Philadelphia / Southern NJ	March 2014	1	7,350
Texas Asset	Texas Markets - Major	March 2014	1	8,225
Texas Asset	Texas Markets - Major	April 2014	1	6,450
New York Assets	New York / Northern NJ	April 2014	2	55,000
Florida Asset	Florida Markets - Other	April 2014	1	11,406
Massachusetts Asset	Other Northeast	April 2014	1	11,100
Indiana Asset	Other Midwest	May 2014	1	8,400
Florida Assets	Florida Markets - Other	June 2014	3	35,000
Florida Assets	Florida Markets - Other	July 2014	2	15,800
Massachusetts Asset	Boston	September 2014	1	23,100
Texas Asset	Texas Markets - Major	October 2014	1	7,700
Texas Asset	Texas Markets - Major	October 2014	1	8,500
Texas Asset	Texas Markets - Major	October 2014	1	7,750
HSRE Assets	Various (see note 4)	November 2014	22	195,500
Texas Asset	Texas Markets - Major	December 2014	1	18,650
Florida Assets	Florida Markets - Other	December 2014	3	18,200
New York Asset	New York / Northern NJ	December 2014	1	38,000
Texas Asset	Texas Markets - Major	December 2014	1	4,345
			53	$568,226

4.  INVESTMENT ACTIVITY

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired 28 stores, including three stores upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $403.6 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $18.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2016 was approximately $10.5 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

During the fourth quarter of 2016, the Company received additional information regarding the fair value of each of the assets acquired during the first three quarters of 2016. As a result, the Company has refined its purchase price allocation estimates resulting in an aggregate $14.7 million reclassification from land to buildings and improvements.

As of December 31, 2016, the Company was under contract and had made aggregate deposits of $1.8 million associated with four stores under construction for a total purchase price of $61.1 million. In connection with one of the storess, the Company provided a $4.1 million loan, which was repaid to the Company in full in December 2015, for the purpose of acquiring the premises on which the store will be built. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these four stores is expected to occur by the fourth quarter of 2017 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

Development

As of December 31, 2016, the Company had five contracts through joint ventures for the construction of five self-storage properties located in New York (see note 12). As part of the PSI Assets discussed below, the Company also acquired a self-storage property that is under construction in North Palm Beach, FL. Additionally, during the second quarter of 2016, the Company issued 61,224 OP Units, valued at approximately $1.5 million, to pay the remaining consideration on its store that is under construction in Washington, D.C. and was previously owned by a joint venture. Construction for all projects is expected to be completed by the fourth quarter of 2018. As of December 31, 2016, development costs for these projects totaled $181.0 million. Total construction costs for these projects is expected to be $312.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores since January 1, 2014. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Bronx, NY (1) (2)	1	Q2 2016	100%	$32,200
Queens, NY (1)	1	Q1 2016	100%	31,800
Brooklyn, NY	1	Q4 2015	90%	14,800
Queens, NY	1	Q4 2015	90%	17,400
Arlington, VA	1	Q2 2015	90%	17,100
Bronx, NY (2)	1	Q1 2014	100%	17,200
Malvern, PA (3)	1	Q1 2014	100%	25,100
	7			$155,600

(1)

These stores were previously owned through two separate consolidated joint ventures, of which the Company owned a 51% interest in each. On April 5, 2016, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $12.5 million. On August 12, 2016, the noncontrolling member in the venture that owned the Bronx, NY store put its 49% interest in the venture to the Company for $17.0 million.

(2)	These stores are subject to ground leases.

(3)

During the fourth quarter of 2013, the Company completed the construction of the portion of a mixed-use property comprised of office space and relocated its corporate headquarters. During the first quarter of 2014, construction was completed on the portion of the building comprised of rentable storage space and the store opened for operation.

2015 Acquisitions

On December 15, 2015, the Company acquired all of the issued and outstanding uncertificated shares of common stock of a privately held self-storage REIT (“PSI”) for $115.8 million. As of the date of the acquisition, PSI owned real property consisting of 12 fully operational self-storage properties which were acquired for $109.8 million, and one self-storage property that is under construction, which was acquired for $6.0 million (the “PSI Assets”). The PSI Assets are located in Arizona, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, and Texas. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $6.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2016 and 2015 was approximately $6.1 million and $0.6 million, respectively.

During 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, both Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage properties for an aggregate purchase price of $223.0 million plus customary closing costs. During 2014, the Company closed on the first tranche of 22 stores comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million. On March 18, 2015, the Company closed on the second tranche of the remaining four stores comprising the HSRE Acquisition, for an aggregate purchase price of $27.5 million. The four stores purchased in the second tranche are located in Illinois. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $2.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2016 and 2015 was approximately $0.7 million and $2.0 million, respectively.

During the year ended December 31, 2015, the Company acquired 13 additional self-storage properties, including one store upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $155.0 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $10.7 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2016 and 2015 was approximately $6.0 million and $4.7 million, respectively. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $2.7 million, which fair value includes an outstanding principal balance totaling $2.5 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

2015 Dispositions

On October 8, 2015, the Company sold seven stores in Texas and one store in Florida for an aggregate sales price of approximately $37.8 million. In connection with these sales, the Company recorded gains that totaled $14.4 million. The proceeds from these sales were held in escrow to fund future acquisitions under a tax free like kind exchange. The total net proceeds of $36.4 million were subsequently applied to three separate acquisitions, of which one closed in December 2015 and two closed in Janaury 2016.

On October 2, 2015, USIFB, a consolidated real estate joint venture in which the Company owned a 97% interest, sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

2014 Acquisitions

On August 25, 2014, the Operating Partnership entered into an Agreement for Purchase and Sale with certain limited liability companies controlled by HSRE REIT I and HSRE REIT II, each Maryland real estate investment trusts, to acquire (the “HSRE Acquisition”) 26 self-storage properties for an aggregate purchase price of $223.0 million plus customary closing costs.  On November 3, 2014, the Company closed on the first tranche of 22 stores comprising the HSRE Acquisition, for an aggregate purchase price of $195.5 million.  The 22 stores purchased are located in California, Florida, Illinois, Nevada, New York, Ohio, and Rhode Island. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $14.5 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2015 and 2014 was approximately $12.1 million and $2.4 million, respectively.

During 2014, the Company acquired an additional 31 self-storage properties located throughout the United States for an aggregate purchase price of approximately $372.7 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated $23.8 million at the time of such acquisitions and prior to any amortization of such amounts.  The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2015 and 2014 was approximately $10.4 million and $13.4 million, respectively.  In connection with four of the acquired stores, the Company assumed mortgage debt and recorded the debt at a fair value of $27.5 million, which included an outstanding principal balance totaling $26.0 million and a net premium of $1.5 million to reflect the estimated fair value of the debt at the time of assumption.

2014 Disposition

On June 30, 2014, the Company sold one asset in London, England owned by USIFB, for an aggregate sales price of £4.1 million (approximately $7.0 million).  The Company received net proceeds of $7.0 million, a portion of which were used to repay the loan the Company made to USIFB, and recorded a gain of $0.5 million as a result of the transaction.

The following table summarizes the Company’s results of operations of the 2016, 2015, and 2014 acquisitions from the respective acquisition dates in the year they were acquired, included in the consolidated statements of operations for the years ended December 31, 2016, 2015, and 2014:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Total revenue	$15,270	$9,110	$21,156
Net loss	(9,804)	(6,563)	(12,350)

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

CUBE HHF Northeast Venture LLC (“HHFNE”)

On December 15, 2016, the Company invested a 10% ownership interest in a newly-formed joint venture that acquired 13 self-storage properties located in Connecticut (3), Massachusetts (6), Rhode Island (2), and Vermont (2). HHFNE paid $87.5 million for these stores, of which $6.0 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through an advance totaling $44.5 million on the venture’s loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HHFNE related to this portfolio acquisition was $3.8 million. The loan bears interest at LIBOR plus 1.90% and matures on December 15, 2019 with options to extend the maturity date through December 15, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

191 III CUBE LLC (“HVP”)

During the fourth quarter of 2015, the Company invested a 10% ownership interest in a newly-formed joint venture that agreed to acquire a property portfolio comprised of 37 self-storage properties located in Michigan (17), Tennessee (10), Massachusetts (7), and Florida (3). HVP paid $242.5 million for these 37 stores, of which $18.9 million was allocated to the value of the in-place lease intangible. HVP acquired 30 of the stores on December 8, 2015 for $193.7 million, one of the stores on January 26, 2016 for $5.7 million, five of the stores on April 21, 2016 for $36.1 million, and one store on June 15, 2016 for $7.0 million. In connection with six of the acquired stores, HVP assumed mortgage debt that was recorded at a fair value of $25.3 million, which includes an outstanding principal balance totaling $23.7 million and a net premium of $1.6 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded through advances totaling $116.0 million on the venture’s $122.0 million loan facility and amounts contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $10.7 million. The loan facility bears interest at LIBOR plus 2.00% per annum and matures on December 7, 2018 with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

During the first quarter of 2016, HVP agreed to acquire a portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 29, 2016 for $2.7 million. In conjunction with the acquisitions, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP to $16.1 million as of December 31, 2016. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

CUBE HHF Limited Partnership (“HHF”)

On December 10, 2013, the Company invested a 50% ownership interest in a newly-formed joint venture that acquired 35 self-storage properties located in Texas (34) and North Carolina (1). HHF paid $315.7 million for these stores, of which $12.1 million was allocated to the value of the in-place lease intangible. The Company and the unaffiliated joint venture partner, collectively the “HHF Partners,” each contributed cash equal to 50% of the capital required to fund the acquisition. On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage properties located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

Based upon the facts and circumstances at formation of HHFNE, HVP, and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Assets
Storage properties, net	$667,975	$456,452
Other assets	17,003	17,536
Total assets	$684,978	$473,988

Liabilities and equity
Other liabilities	$6,516	$4,470
Debt	345,631	210,525
Equity
CubeSmart	98,682	97,281
Joint venture partners	234,149	161,712
Total liabilities and equity	$684,978	$473,988

The following is a summary of results of operations of the Ventures for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year ended December 31,
	2016	2015	2014

Total revenues	$64,931	$31,249	$26,852
Operating expenses	29,900	15,042	11,754
Interest expense, net	9,432	3,846	2,522
Depreciation and amortization	53,701	16,214	25,086
Net loss	(28,102)	(3,853)	(12,510)
Company’s share of net loss	(2,662)	(411)	(6,255)

The results of operations above include the periods from December 15, 2016 (date of acquisition) through December 31, 2016 for HHFNE and December 8, 2015 (date of acquisition) through December 31, 2016 for HVP.

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2016	2015	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$250M 4.375% Guaranteed Notes due 2023	250,000	250,000	4.50%	Dec-13	Dec-23
$250M 4.000% Guaranteed Notes due 2025	250,000	250,000	4.03%	Oct-15	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	—	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,050,000	750,000
Less: Discount on issuance of unsecured senior notes, net	(3,971)	(2,888)
Less: Loan procurement costs, net	(6,953)	(5,208)
Total unsecured senior notes, net	$1,039,076	$741,904

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2016, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires the Company to reclassify debt financing costs, which were previously included in loan procurement costs, net of amortization on the Company’s consolidated balance sheets, and present them as a direct deduction from the carrying amount of the related debt liability. As of December 31, 2016 and 2015, unsecured term loans are presented net of unamortized loan procurement costs of $1.3 million and $1.8 million, respectively, on the Company’s consolidated balance sheets. Deferred financing costs associated with the Revolver remain in loan procurement costs, net of amortization on the Company’s consolidated balance sheets.

As of December 31, 2016, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $456.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.7 million. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of December 31, 2016 that fix 30-day LIBOR (see note 10). As of December 31, 2016, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.67%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn as of December 31, 2016 and no further borrowings may be made under the term loans. Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2016, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2016	2015	Interest Rate	Date
	(in thousands)
YSI 59	$—	$9,012	4.82%	Mar-16
YSI 60	—	3,546	5.04%	Aug-16
YSI 51	—	6,984	5.15%	Sep-16
YSI 64	—	7,781	3.54%	Oct-16
YSI 62	—	7,835	3.54%	Dec-16
YSI 67	6,216	—	2.55%	Mar-17
YSI 33	9,860	10,154	6.42%	Jul-19
YSI 26	8,423	8,606	4.56%	Nov-20
YSI 57	2,957	3,021	4.61%	Nov-20
YSI 55	22,952	23,369	4.85%	Jun-21
YSI 24	26,464	27,185	4.64%	Jun-21
YSI 65	2,457	2,500	3.85%	Jun-23
YSI 66	32,257	—	3.51%	Jun-23
Principal balance outstanding	111,586	109,993
Plus: Unamortized fair value adjustment	3,742	2,219
Less: Loan procurement costs, net	(710)	(757)
Total mortgage loans and notes payable, net	$114,618	$111,455

As of December 31, 2016 and 2015, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $233.1 million and $195.4 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2016 (in thousands):

2017	$8,576
2018	2,490
2019	11,485
2020	12,616
2021	44,873
2022 and thereafter	31,546
Total mortgage payments	111,586
Plus: Unamortized fair value adjustment	3,742
Less: Loan procurement costs, net	(710)
Total mortgage loans and notes payable, net	$114,618

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the year ended December 31, 2016 (in thousands):

	Unrealized losses
	on interest rate
	swaps

Other comprehensive loss before reclassifications	$(1,231)
Amounts reclassified from accumulated other comprehensive loss	4,359	(a)
Net current-period other comprehensive income	3,128
Balance at December 31, 2015	(4,978)
Balance at December 31, 2016	$(1,850)

(a)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2016 and December 31, 2015, respectively (in thousands):

Hedge	Hedge	Notional Amount					Fair Value
Product	Type (a)	December 31, 2016	December 31, 2015	Strike	Effective Date	Maturity	December 31, 2016	December 31, 2015

Swap	Cash flow	$—	$40,000	1.8025%	6/20/2011	6/20/2016	$—	$(243)
Swap	Cash flow	—	40,000	1.8025%	6/20/2011	6/20/2016	—	(243)
Swap	Cash flow	—	20,000	1.8025%	6/20/2011	6/20/2016	—	(122)
Swap	Cash flow	75,000	75,000	1.3360%	12/30/2011	3/31/2017	(103)	(540)
Swap	Cash flow	50,000	50,000	1.3360%	12/30/2011	3/31/2017	(69)	(360)
Swap	Cash flow	50,000	50,000	1.3360%	12/30/2011	3/31/2017	(69)	(360)
Swap	Cash flow	25,000	25,000	1.3375%	12/30/2011	3/31/2017	(34)	(180)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(797)	(1,350)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(804)	(1,364)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(404)	(683)
		$300,000	$400,000				$(2,280)	$(5,445)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2016 and 2015, all derivative instruments were included in accounts payable, accrued expenses, and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized losses on interest rate swaps reflects a reclassification of $4.4 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2016.  The Company estimates that $1.8 million will be reclassified as an increase to interest expense in 2017.

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

Financial assets and liabilities carried at fair value as of December 31, 2016 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$2,280	$—

Total liabilities at fair value	$—	$2,280	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing, and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2016 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of December 31, 2016, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values as of December 31, 2016 and 2015.  The aggregate carrying value and estimated fair value of the Company’s debt was $1.6 billion and $1.3 billion as of December 31, 2016 and 2015, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2016 and 2015.  The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number of		Estimated	Ownership	December 31, 2016
Development Ventures	Stores	Location	Opening	Interest	Total Assets	Total Liabilities

2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	$15,328	$1,859
CS SJM E 92nd Street, LLC ("92nd St")	1	New York, NY	Q2 2018 (est.)	90%	452	315
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q2 2018 (est.)	51%	35,010	14,875
3068 Cropsey Avenue, LLC ("Cropsey Ave") (1)	1	Brooklyn, NY	Q4 2017 (est.)	51%	23,814	12,475
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017 (est.)	90%	81,100	35,819
CS SNL New York Ave, LLC ("SNL I") (3)	1	Brooklyn, NY	Q4 2015	90%	14,135	9,897
186 Jamaica Avenue, LLC ("SNL II") (3)	1	Brooklyn, NY	Q4 2015	90%	17,959	12,316
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,303	12,886
	8				$204,101	$100,442

(1)

The noncontrolling members of 46th St, Exterior St, and Cropsey Ave have the option to put their ownership interest in the ventures to the Company for $14.2 million, $37.8 million, and $20.4 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of 46th St, Exterior St, and Cropsey Ave for $14.2 million, $37.8 million, and $20.4 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of December 31, 2016, has accrued $1.8 million, $14.7 million, and $11.3 million related to 46th St, Exterior St, and Cropsey Ave, respectively.

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

(3)

The Company has a related party commitment to these ventures to fund all or a portion of the construction costs. As of December 31, 2016, the Company has provided $9.7 million of a total $9.8 million loan commitment to SNL I, $12.2 million of a total $12.8 million loan commitment to SNL II, and $12.8 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation.

USIFB was formed to own, operate, acquire, and develop self-storage properties in England.  The Company owned a 97% interest in USIFB through a wholly-owned subsidiary, and USIFB commenced operations at two stores in London, England during 2008.  The Company determined that USIFB is a variable interest entity, and that the Company is the primary beneficiary.  Accordingly, the Company consolidates the assets, liabilities, and results of operations of USIFB. On December 31, 2013 the Company provided a $6.8 million (£4.1 million) loan secured by a mortgage on real estate assets of USIFB.  On June 30, 2014, one of the assets was sold for net proceeds of $7.0 million and the loan was repaid with proceeds from the sale. The loan and any related interest were eliminated during consolidation. On October 2, 2015, USIFB sold its remaining asset in London, England, for an aggregate sales price of £6.5 million (approximately $9.9 million). In connection with the sale, the Company recorded a gain of $3.0 million net of a foreign currency translation loss of $1.2 million.

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

Approximately 1.1% and 1.2% of the outstanding OP Units as of December 31, 2016 and December 31, 2015, respectively, were not owned by CubeSmart, the sole general partner.  The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.  However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage property in Washington, D.C. In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. On April 16, 2016, upon completion of certain milestones, the Company issued 61,224 additional OP Units, valued at approximately $1.5 million, to pay the remaining consideration. The store is expected to commence operations during the first quarter of 2017.

As of December 31, 2016 and 2015, 2,032,394 and 2,159,650 OP Units, respectively, were held by third parties.  The per unit cash redemption amount of the outstanding OP Units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value as of December 31, 2016 and 2015, as the estimated redemption value exceeded their carrying value. As of December 31, 2016, the Operating Partnership recorded a decrease to OP units owned by third partieis and a corresponding increase to capital of $7.4 million. As of December 31, 2015, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $19.6 million.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related parties.  Management agreements provide generally for management fees of between 5-6% of total revenues earned on a cash basis at the managed stores.  Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2016, 2015 and 2014 were $2.9 million, $1.0 million and $0.9 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores.  These amounts consist of amounts due for management fees, payroll and other store expenses.  The amounts due to the Company were $3.3 million and $1.9 million as of December 31, 2016 and 2015, respectively.  Additionally, as discussed in note 12 the Company has outstanding mortgage loans receivable from consolidated joint ventures of $34.7 million and $29.6 million as of December 31, 2016 and 2015, respectively, which are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

The HVP operating agreement provides for an acquisition fee payable from HVP to the Company in an amount equal to 0.5% of the purchase price upon closing of an acquisition by HVP or any of its subsidiaries. During the year ended December 31, 2016, the Company recognized $1.8 million in acquisition fees in conjunction with HVP’s acquisition of 68 self storage properties, which are included in Other income on the consolidated statement of operations. The Company did not recognize any acquisition fees from HVP during the years ended December 31, 2015 and 2014.

14.  COMMITMENTS AND CONTINGENCIES

The Company currently owns seven operating self-storage properties and one self-storage property currently under development that are subject to ground leases, and two other operating self-storage properties that have portions of land that are subject to ground leases. The Company recorded ground rent expense of approximately $2.7 million, $2.4 million, and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2017	$2,137
2018	2,355
2019	2,365
2020	2,430
2021	2,476
2022 and thereafter	112,313
$124,076

The Company has development agreements for the construction of seven new self-storage properties (see note 4), which will require payments of approximately $79.7 million, due in installments upon completion of certain construction milestones, during 2017 and 2018.

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  The Company brought a motion to partially dismiss the complaint for failure to state a claim, which motion was granted in part and denied in part. The plaintiff has moved to file an amended complaint to re-allege the action dismissed by the Court, which motion is presently pending decision. The Company intends to vigorously defend the action, and the possibility of any adverse outcome cannot be determined at this time.

The Company has been named as a defendant in lawsuits in the ordinary course of business.  In most instances, these claims are covered by the Company’s liability insurance coverage.  Management believes that the ultimate settlement of the suits will not have a material adverse effect on the Company’s financial statements.

15.  SHARE-BASED COMPENSATION PLANS

On June 1, 2016 the Company’s shareholders approved an amendment and restatement of the Company’s 2007 Equity Incentive Plan, a share-based employee compensation plan originally approved by shareholders on May 8, 2007 and subsequently amended with shareholder approval on June 2, 2010 (as amended and restated, the “2007 Plan”).  The purpose of the 2007 Plan is to attract and retain highly qualified executive officers, Trustees and key employees and other persons and to motivate such officers, Trustees, key employees, and other persons to serve the Company and its affiliates to expend maximum effort to improve the business results and earnings of the Company, by providing to such persons an opportunity to acquire or increase a direct proprietary interest in the operations and future success of the Company.  To this end, the 2007 Plan provides for the grant of share options, share appreciation rights, restricted shares, restricted share units, performance awards, which may be denominated in cash or shares, included restricted shares and restricted share units, and other share-based awards, including unrestricted common shares or awards denominated or payable in, or valued in whole or part by reference to, common shares.  Any of these awards may, but need not, be made as performance incentives to reward attainment of annual or long-term performance goals.  Share options granted under the 2007 Plan may be non-qualified share options or incentive share options.

Upon shareholder approval of the amendment and restatement of the 2007 Plan in June 2016, 4,500,000 additional common shares were made available for award under the 2007 Plan.  As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the 2007 Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”.  As of December 31, 2016: (i) 5,471,377 common shares remained available for future awards under the 2007 Plan; (ii) 498,228 unvested restricted share awards were outstanding under the 2007 Plan; and (iii) 1,934,255 common shares were subject to outstanding options under the 2007 Plan (with the outstanding options having a weighted average exercise price of $12.93 per share and a weighted average term to maturity of 4.84 years).

Prior to the June 2016 amendments, the 2007 Plan used a “Fungible Units” methodology for computing the maximum number of common shares available for issuance under the 2007 Plan.  The Fungible Units methodology assigned weighted values to different types of awards under the 2007 Plan without assigning specific numerical limits for different types of awards. As amended in June 2016, the 2007 Plan provides that any common shares made the subject of awards under the 2007 Plan will count against the Aggregate Share Reserve as one (1) unit. The Aggregate Share Reserve and the computation of the number of common shares available for issuance is subject to adjustment upon certain corporate transactions or events, including share splits, reverse share splits and recapitalizations.  The number of shares counted against the Aggregate Share Reserve includes the full number of shares subject to the award, and is not reduced in the event shares are withheld to fund withholding tax obligations, or, in the case of options and share appreciation rights, where shares are applied to pay the exercise price.  If an option or other award granted under the 2007 Plan expires, is forfeited or otherwise terminates, the common shares subject to any portion of the award that expires, is forfeited or that otherwise terminates, as the case may be, again becomes available for issuance under the 2007 Plan.

The 2007 Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees.  The Compensation Committee interprets the 2007 Plan and, subject to its right to delegate authority to grant awards, determines the terms and provisions of option grants and share awards.

Subject to adjustment upon certain corporate transactions or events, a participant (other than a non-employee trustee) may not receive awards under the 2007 Plan in any one calendar year covering more than 1,000,000 shares.  Subject to adjustment upon certain corporate transactions or events, a non-employee trustee may not receive awards under the 2007 Plan in any one calendar year covering more than 250,000 shares.

Under the 2007 Plan, the Compensation Committee determines the vesting schedule of each share award and option, subject to a one-year minimum vesting requirement, but with permitted  acceleration of vesting in the event of a participant’s death or disability, or in the event of a change in control or certain changes in our capital structure.  Notwithstanding the foregoing one-year minimum vesting limitation, up to five percent of the shares subject to the Aggregate Share Reserve may be subject to awards that are not subject to such limitation.  The exercise price for options is equivalent to the fair value of the underlying common shares at the grant date.  The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”).  The 2004 Plan expired in October 2014.  Prior to its expiration, a total of 3.0 million common shares were reserved for issuance under the 2004 Plan. Subsequent to its expiration, no new equity awards may be granted under the 2004 Plan, and to the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards no longer become available for future grants under the 2004 Plan. As of December 31, 2016, there were approximately 20 thousand shares outstanding under the 2004 Plan.

Share Options

The fair values for options granted in 2016, 2015, and 2014 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2016		2015		2014
Risk-free interest rate	1.8%		1.5%		1.9%
Expected dividend yield	2.7%		2.6%		3.2%
Volatility (a)	33.00%		33.00%		37.98%
Weighted average expected life of the options (b)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$7.61		$6.23		$4.33

(a)	Expected volatility is based upon the level of volatility historically experienced.
(b)	Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2016, 2015 and 2014 grants was based on the trading history of the Company’s shares.

In 2016, 2015, and 2014, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.3 million, $1.0 million and $0.9 million, respectively, which was recorded in general and administrative expense.  Approximately 213,008 share options were issued during 2016 for which the fair value of the options at their respective grant dates was approximately $1.6 million, which vest over three years.  As of December 31, 2016, the Company had approximately $1.6 million of unrecognized option compensation cost related to all grants that will be recorded over the next three years.

The table below summarizes the option activity under the 2004 Plan and the 2007 Plan for the years ended December 31, 2016, 2015 and 2014:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2013	4,904,613	$10.99	4.66
Options granted	223,590	15.73	9.08
Options canceled	(10,731)	17.38	—
Options exercised	(1,425,171)	9.69	3.21
Balance at December 31, 2014	3,692,301	$11.76	4.16
Options granted	202,485	25.00	9.08
Options canceled	(18,230)	19.75	—
Options exercised	(1,454,612)	11.31	2.38
Balance at December 31, 2015	2,421,944	$13.07	4.08
Options granted	213,008	30.32	9.07
Options exercised	(695,262)	18.69	0.29
Balance at December 31, 2016	1,939,690	$12.94	4.85

Vested or expected to vest at December 31, 2016	1,939,690	$12.94	4.85
Exercisable at December 31, 2016	1,520,731	$9.35	3.87

As of December 31, 2016, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest and of options that were exercisable was approximately $27.6 million.  The aggregate intrinsic value of options exercised was approximately $8.5 million for the year ended December 31, 2016.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 155,000 restricted shares and share units were issued during 2016 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $5.2 million, which vest over three to five years.  During

2015, approximately 115,000 restricted shares and share units were issued for which the fair value of the restricted shares and share units at their respective grant dates was approximately $3.2 million.  As of December 31, 2016 the Company had approximately $4.7 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next five years.  Restricted share awards are considered to be performance awards and are valued using the share price on the grant date.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2016, 2015 and 2014, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $3.6 million, $2.7 million, and $3.5 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2016:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2016	301,824
Granted	154,561
Vested	(130,340)
Forfeited	(3,023)
Non-Vested at December 31, 2016	323,022

On January 22, 2016, 37,008 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $1.6 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2018.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

On January 24, 2014, 47,487 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $0.9 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units cliff vested on December 31, 2016.  The compensation expense recognized related to these awards is included in the amounts disclosed above.

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2016	2015	2014
	(Dollars and shares in thousands, except per share amounts)

Income from continuing operations	$88,376	$78,756	$26,366
Noncontrolling interests in the Operating Partnership	(941)	(960)	(302)
Noncontrolling interest in subsidiaries	470	(84)	(16)
Distribution to preferred shares (1)	(5,045)	(6,008)	(6,008)
Preferred share redemption charge	(2,937)	—	—
Income from continuing operations attributable to the Company’s common shareholders	$79,923	$71,704	$20,040

Total discontinued operations	—	—	336
Noncontrolling interests in the Operating Partnership	—	—	(5)
Total discontinued operations attributable to the Company’s common shareholders	$—	$—	$331

Net income attributable to the Company’s common shareholders	$79,923	$71,704	$20,371

Weighted-average shares outstanding	178,246	168,640	149,107
Share options and restricted share units	1,287	1,551	1,756
Weighted-average diluted shares outstanding (2)	179,533	170,191	150,863

Basic earnings per share from continuing operations attributable to common shareholders	$0.45	$0.43	$0.13
Basic earnings per share from discontinued operations attributable to common shareholders	—	—	0.01
Basic earnings per share attributable to common shareholders	$0.45	$0.43	$0.14

Diluted earnings per share from continuing operations attributable to common shareholders	$0.45	$0.42	$0.13
Diluted earnings per share from discontinued operations attributable to common shareholders	—	—	0.01
Diluted earnings per share attributable to common shareholders	$0.45	$0.42	$0.14

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2016	2015	2014
	(Dollars and units in thousands, except per unit amounts)

Income from continuing operations	$88,376	$78,756	$26,366
Operating Partnership interests of third parties	(941)	(960)	(302)
Noncontrolling interest in subsidiaries	470	(84)	(16)
Distribution to preferred unitholders (1)	(5,045)	(6,008)	(6,008)
Preferred unit redemption charge	(2,937)	—	—
Income from continuing operations attributable to common unitholders	$79,923	$71,704	$20,040

Total discontinued operations	—	—	336
Operating Partnership interests of third parties	—	—	(5)
Total discontinued operations attributable to common unitholders	$—	$—	$331

Net income attributable to common unitholders	$79,923	$71,704	$20,371

Weighted-average units outstanding	178,246	168,640	149,107
Unit options and restricted share units	1,287	1,551	1,756
Weighted-average diluted units outstanding (2)	179,533	170,191	150,863

Basic earnings per unit from continuing operations attributable to common unitholders	$0.45	$0.43	$0.13
Basic earnings per unit from discontinued operations attributable to common unitholders	—	—	0.01
Basic earnings per unit attributable to common unitholders	$0.45	$0.43	$0.14

Diluted earnings per unit attributable to common unitholders	$0.45	$0.42	$0.13
Diluted earnings per unit from discontinued operations attributable to common unitholders	—	—	0.01
Diluted earnings per unit attributable to common unitholders	$0.45	$0.42	$0.14

(1)

For the year ended December 31, 2016, the Company declared cash dividends per preferred share/unit of $1.626 prior to redemption of the preferred shares on November 2, 2016. For each of the years ended December 31, 2015 and 2014, the Company declared cash dividends per preferred share/unit of $1.938.

(2)	For the years ended December 31, 2016, 2015 and 2014, the Company declared cash dividends per common share/unit of $0.90, $0.69, and $0.55, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 2,032,394; 2,159,650 and 2,257,486 as of December 31, 2016, 2015 and 2014, respectively. There were 180,083,111; 174,667,870 and 163,956,675 common units outstanding as of December 31, 2016, 2015 and 2014, respectively.

Common and Preferred Shares

On November 2, 2016, the Company redeemed all 3.1 million outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) at a cash redemption price of $25.00 per share plus accumulated and unpaid dividends up to and including the date of redemption of $0.17374 per share. The redemption price of $77.5 million for the redemption of the Series A Preferred Shares was paid by the Company from available cash balances. In connection with the redemption, the Company recognized a charge of $2.9 million related to excess redemption costs over the original net proceeds.

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

During 2016, the Company sold a total of 4.4 million common shares under the agreements at an average sales price of $31.25 per share, resulting in net proceeds of $136.1 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2016 were used to fund acquisitions of storage properties and for general corporate purposes.  As of December 31, 2016, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

During 2015, the Company sold a total of 9.0 million common shares under the agreements at an average sales price of $26.35 per share, resulting in net proceeds of $234.2 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2015 were used to fund acquisitions of storage properties and for general corporate purposes.  As of December 31, 2015, 10.2 million common shares remained available for issuance under the Equity Distribution Agreements.

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

During 2014, the Company sold a total of 15.2 million common shares under the previous sales agreement and the Equity Distribution Agreements at an average sales price of $18.22 per share, resulting in net proceeds of $273.0 million after deducting offering costs.  The proceeds from the sales conducted during the year ended December 31, 2014 were used to fund acquisitions of storage properties and for general corporate purposes. As of December 31, 2014, 9.2 million common shares remained available for issuance under the Equity Distribution Agreements.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded as of December 31, 2016 or 2015.  The Company had net deferred tax assets of $1.3 million and $1.7 million, which are included in other assets on the Company’s consolidated balance sheets as of December 31, 2016 and 2015, respectively.  The Company recorded $0.7 million in tax benefits associated with share based compensation during the year, which is included in additional paid-in capital on the Company’s consolidated balance sheets. The Company believes it is more likely than not the deferred tax assets will be realized.

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

For the year ended December 31, 2014, income from discontinued operations relates to real estate tax refunds received as a result of appeals of previous tax assessments on six self-storage properties the Company sold in prior years.

The following table summarizes the revenue and expense information for the period the Company owned the stores classified as discontinued operations during the years ended December 31, 2016, 2015 and 2014 (in thousands):

	For the year ended December 31,
	2016	2015	2014

REVENUES
Rental income	$—	$—	$—
Other property related income	—	—	—
Total revenues	—	—	—
OPERATING EXPENSES
Property operating expenses	—	—	(336)
Depreciation and amortization	—	—	—
Total operating expenses	—	—	(336)
OPERATING INCOME	—	—	336
OTHER (EXPENSE) INCOME
Interest expense on loans	—	—	—
Gain from dispositions of discontinued operations	—	—	—
Income from discontinued operations	$—	$—	$336

19.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the year ended December 31, 2016, the Company acquired 28 self-storage properties for an aggregate purchase price of approximately $403.6 million (see note 3).

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2016 and 2015 based on the assumptions described above:

	Year ended December 31,
	2016	2015
	(in thousands, except per share data)

Pro forma revenue	$520,341	$428,234
Pro forma net income from continuing operations	$120,248	$90,559
Earnings per common share from continuing operations:
Basic - as reported	$0.45	$0.43
Diluted - as reported	$0.45	$0.42
Basic - as pro forma	$0.63	$0.50
Diluted - as pro forma	$0.62	$0.49

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$118,871	$126,526	$132,096	$132,546
Total operating expenses	90,145	93,509	92,585	90,848
Net income attributable to the Company	15,750	20,424	24,884	26,847
Basic earnings per share	0.08	0.11	0.13	0.13
Diluted earnings per share	0.08	0.11	0.13	0.13

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015
Total revenues	$103,688	$109,871	$115,970	$114,992
Total operating expenses	83,009	84,163	86,265	83,196
Net income attributable to the Company	8,434	13,724	18,438	37,116
Basic earnings per share	0.04	0.07	0.10	0.21
Diluted earnings per share	0.04	0.07	0.10	0.20

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.  The above information was updated to reclassify amounts to discontinued operations (see note 18).

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2016

(Dollars in thousands)

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2016
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Chandler I, AZ	47,680		327	1,257	357	327	1,439	1,766	544	2005
Chandler II, AZ	82,889		1,518	7,485	83	1,518	7,568	9,086	801	2013
Gilbert I, AZ	57,300		951	4,688	30	951	4,718	5,669	576	2013
Gilbert II, AZ	91,505		1,199	11,846	—	1,199	11,846	13,045	29	2016
Glendale, AZ	56,807		201	2,265	1,085	418	2,798	3,216	1,271	1998
Green Valley, AZ	25,050		298	1,153	173	298	1,116	1,414	397	2005
Mesa I, AZ	52,575		920	2,739	234	921	2,526	3,447	938	2006
Mesa II, AZ	45,511		731	2,176	231	731	2,089	2,820	782	2006
Mesa III, AZ	59,629		706	2,101	246	706	1,963	2,669	731	2006
Peoria, AZ	110,835		1,436	7,082	213	1,436	7,295	8,731	352	2015
Phoenix I, AZ	100,875		1,134	3,376	476	1,135	3,201	4,336	1,191	2006
Phoenix II, AZ	83,160		756	2,251	1,578	847	3,130	3,977	1,075	2006/2011
Phoenix III, AZ	121,731		2,115	10,429	124	2,115	10,553	12,668	953	2014
Phoenix IV, AZ	69,660		930	12,277	21	930	12,298	13,228	112	2016
Queen Creek, AZ	94,462		1,159	5,716	80	1,159	5,796	6,955	324	2015
Scottsdale, AZ	79,525		443	4,879	1,753	883	5,516	6,399	2,482	1998
Surprise , AZ	72,575		584	3,761	44	584	3,805	4,389	131	2015
Tempe I, AZ	53,890		749	2,159	522	749	2,371	3,120	755	2005
Tempe II, AZ	68,409		588	2,898	2,140	588	5,038	5,626	524	2013
Tucson I, AZ	59,800		188	2,078	1,050	384	2,624	3,008	1,175	1998
Tucson II, AZ	43,950		188	2,078	1,068	391	2,662	3,053	1,160	1998
Tucson III, AZ	49,832		532	2,048	254	533	1,941	2,474	703	2005
Tucson IV, AZ	48,040		674	2,595	317	675	2,492	3,167	896	2005
Tucson V, AZ	45,134		515	1,980	350	515	1,974	2,489	714	2005
Tucson VI, AZ	40,814		440	1,692	223	430	1,617	2,047	592	2005
Tucson VII, AZ	52,688		670	2,576	314	670	2,476	3,146	907	2005
Tucson VIII, AZ	46,650		589	2,265	333	589	2,247	2,836	803	2005
Tucson IX, AZ	67,496		724	2,786	462	725	2,727	3,452	978	2005
Tucson X, AZ	46,350		424	1,633	243	425	1,567	1,992	571	2005
Tucson XI, AZ	42,900		439	1,689	413	439	1,811	2,250	697	2005
Tucson XII, AZ	42,275		671	2,582	331	672	2,484	3,156	879	2005
Tucson XIII, AZ	45,800		587	2,258	342	587	2,231	2,818	802	2005
Tucson XIV, AZ	48,995		707	2,721	463	708	2,637	3,345	964	2005
Benicia, CA	74,770		2,392	7,028	300	2,392	6,244	8,636	2,213	2005
Citrus Heights, CA	75,620		1,633	4,793	231	1,634	4,250	5,884	1,576	2005
Corona, CA	94,975		2,107	10,385	59	2,107	10,444	12,551	719	2014
Diamond Bar, CA	103,309		2,522	7,404	234	2,524	6,546	9,070	2,423	2005
Escondido, CA	143,645		3,040	11,804	201	3,040	9,646	12,686	2,832	2007
Fallbrook, CA	45,976		133	1,492	1,801	432	2,784	3,216	1,234	1997
Fremont, CA	51,243		1,158	5,711	161	1,158	5,872	7,030	548	2014
Lancaster, CA	60,450		390	2,247	1,052	556	2,564	3,120	959	2001
Long Beach, CA	124,571		3,138	14,368	855	3,138	13,287	16,425	4,541	2006
Murrieta, CA	49,785		1,883	5,532	246	1,903	4,913	6,816	1,743	2005
North Highlands, CA	57,094		868	2,546	420	868	2,508	3,376	927	2005
Ontario, CA	93,590		1,705	8,401	307	1,705	8,708	10,413	606	2014
Orangevale, CA	50,542		1,423	4,175	305	1,423	3,807	5,230	1,414	2005
Pleasanton, CA	83,600		2,799	8,222	208	2,799	7,187	9,986	2,547	2005
Rancho Cordova, CA	53,978		1,094	3,212	321	1,095	2,991	4,086	1,094	2005
Rialto I, CA	57,391		899	4,118	209	899	3,755	4,654	1,310	2006
Rialto II, CA	99,783		277	3,098	1,751	672	4,057	4,729	1,914	1997
Riverside I, CA	67,020		1,351	6,183	573	1,351	5,924	7,275	2,023	2006
Riverside II, CA	85,176		1,170	5,359	369	1,170	4,937	6,107	1,733	2006
Roseville, CA	59,944		1,284	3,767	397	1,284	3,565	4,849	1,330	2005
Sacramento I, CA	50,664		1,152	3,380	317	1,152	3,138	4,290	1,156	2005
Sacramento II, CA	62,088		1,406	4,128	244	1,407	3,708	5,115	1,370	2005
San Bernardino I, CA	31,070		51	572	1,185	182	1,429	1,611	615	1997
San Bernardino II, CA	41,546		112	1,251	1,274	306	1,983	2,289	886	1997
San Bernardino III, CA	35,416		98	1,093	1,316	242	1,913	2,155	817	1997
San Bernardino IV, CA	83,277		1,872	5,391	212	1,872	4,887	6,759	1,728	2005
San Bernardino V, CA	56,745		783	3,583	509	783	3,566	4,349	1,263	2006
San Bernardino VII, CA	78,753		1,475	6,753	305	1,290	6,311	7,601	2,229	2006
San Bernardino VIII, CA	103,417		1,691	7,741	594	1,692	6,382	8,074	2,277	2006
San Marcos, CA	37,425		775	2,288	169	776	2,087	2,863	762	2005
Santa Ana, CA	63,916		1,223	5,600	370	1,223	5,191	6,414	1,806	2006
South Sacramento, CA	52,440		790	2,319	334	791	2,234	3,025	810	2005
Spring Valley, CA	55,035		1,178	5,394	760	1,178	5,410	6,588	1,876	2006
Temecula I, CA	81,340		660	4,735	997	899	5,167	6,066	2,156	1998
Temecula II, CA	84,543		3,080	5,839	561	3,080	5,471	8,551	1,547	2007
Vista I, CA	74,238		711	4,076	2,330	1,118	5,097	6,215	1,922	2001
Vista II, CA	147,763		4,629	13,599	167	4,629	11,706	16,335	4,204	2005
Walnut, CA	50,708		1,578	4,635	319	1,595	4,216	5,811	1,496	2005
West Sacramento, CA	40,015	(A)	1,222	3,590	212	1,222	3,235	4,457	1,165	2005
Westminster, CA	68,393		1,740	5,142	375	1,743	4,630	6,373	1,719	2005
Aurora, CO	75,867		1,343	2,986	474	1,343	2,919	4,262	1,004	2005
Centennial, CO	62,400		1,281	8,958	45	1,281	9,003	10,284	190	2016
Colorado Springs I, CO	47,975		771	1,717	372	771	1,746	2,517	618	2005
Colorado Springs II, CO	62,400		657	2,674	251	656	2,417	3,073	847	2006
Denver I, CO	59,200		673	2,741	223	646	2,486	3,132	921	2006
Denver II, CO	74,460		1,430	7,053	109	1,430	7,162	8,592	979	2012
Denver III, CO	76,125		1,828	12,109	15	1,828	12,124	13,952	123	2016
Federal Heights, CO	54,770		878	1,953	271	879	1,828	2,707	642	2005
Golden, CO	87,800		1,683	3,744	517	1,684	3,589	5,273	1,241	2005
Littleton, CO	53,490		1,268	2,820	360	1,268	2,672	3,940	891	2005
Northglenn, CO	43,102		862	1,917	386	662	2,089	2,751	667	2005
Bloomfield, CT	48,700		78	880	2,397	360	2,700	3,060	1,131	1997

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2016
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Branford, CT	50,629		217	2,433	1,415	504	3,135	3,639	1,475	1995
Bristol, CT	47,725		1,819	3,161	88	1,819	2,785	4,604	1,113	2005
East Windsor, CT	46,066		744	1,294	499	744	1,523	2,267	616	2005
Enfield, CT	52,875		424	2,424	456	473	2,111	2,584	837	2001
Gales Ferry, CT	54,905		240	2,697	1,508	489	3,522	4,011	1,781	1995
Manchester I, CT	46,925		540	3,096	415	563	2,738	3,301	1,170	2002
Manchester II, CT	52,725		996	1,730	321	996	1,744	2,740	672	2005
Manchester III, CT	60,113		671	3,308	154	671	3,462	4,133	329	2014
Milford, CT	44,885		87	1,050	1,184	274	1,740	2,014	792	1996
Monroe, CT	58,500		2,004	3,483	642	2,004	3,441	5,445	1,425	2005
Mystic, CT	50,825		136	1,645	2,021	410	2,923	3,333	1,320	1996
Newington I, CT	42,620		1,059	1,840	216	1,059	1,762	2,821	697	2005
Newington II, CT	36,140		911	1,584	265	911	1,575	2,486	624	2005
Norwalk I, CT	30,328		646	3,187	54	646	3,241	3,887	463	2012
Norwalk II, CT	78,175		1,171	15,422	82	1,171	15,504	16,675	355	2016
Old Saybrook I, CT	87,000		3,092	5,374	656	3,092	5,177	8,269	2,051	2005
Old Saybrook II, CT	26,425		1,135	1,973	251	1,135	1,896	3,031	779	2005
Shelton, CT	78,405		1,613	9,032	205	1,613	8,153	9,766	1,348	2011
South Windsor, CT	72,075		90	1,127	1,398	272	2,133	2,405	936	1996
Stamford, CT	28,907		1,941	3,374	120	1,941	2,954	4,895	1,168	2005
Wilton, CT	84,515		2,409	12,261	374	2,421	12,696	15,117	1,935	2012
Washington I, DC	63,085	(A)	871	12,759	496	894	10,533	11,427	2,981	2008
Washington II, DC	82,787		3,152	13,612	179	3,154	12,016	15,170	1,915	2011
Washington III, DC	78,430		4,469	15,438	48	4,469	15,486	19,955	446	2016
Boca Raton, FL	37,968		529	3,054	1,590	813	3,541	4,354	1,364	2001
Boynton Beach I, FL	61,725		667	3,796	1,920	958	4,393	5,351	1,672	2001
Boynton Beach II, FL	61,514		1,030	2,968	404	1,030	2,935	3,965	1,044	2005
Boynton Beach III, FL	67,393		1,225	6,037	245	1,225	6,282	7,507	507	2014
Boynton Beach IV, FL	76,362		1,455	7,171	49	1,455	7,220	8,675	345	2015
Bradenton I, FL	68,298		1,180	3,324	240	1,180	3,043	4,223	1,119	2004
Bradenton II, FL	87,958		1,931	5,561	1,104	1,931	5,570	7,501	2,027	2004
Cape Coral I, FL	76,857		472	2,769	2,570	830	4,036	4,866	1,861	2000
Cape Coral II, FL	67,955		1,093	5,387	76	1,093	5,463	6,556	366	2014
Coconut Creek I, FL	78,846		1,189	5,863	167	1,189	6,030	7,219	830	2012
Coconut Creek II, FL	90,147		1,937	9,549	170	1,937	9,719	11,656	908	2014
Dania Beach, FL	180,588		3,584	10,324	1,365	3,584	10,151	13,735	3,742	2004
Dania, FL	58,165		205	2,068	1,516	481	2,886	3,367	1,337	1996
Davie, FL	80,985		1,268	7,183	1,219	1,373	6,131	7,504	2,214	2001
Deerfield Beach, FL	57,230		946	2,999	2,144	1,311	4,634	5,945	1,980	1998
Delray Beach I, FL	67,833		798	4,539	818	883	4,077	4,960	1,596	2001
Delray Beach II, FL	75,710		957	4,718	213	957	4,931	5,888	572	2013
Delray Beach III, FL	94,395		2,086	10,286	151	2,086	10,437	12,523	834	2014
Ft. Lauderdale I, FL	70,043		937	3,646	2,485	1,384	5,456	6,840	2,338	1999
Ft. Lauderdale II, FL	49,577		862	4,250	87	862	4,337	5,199	418	2013
Ft. Myers I, FL	67,534		303	3,329	913	328	3,243	3,571	1,396	1999
Ft. Myers II, FL	83,375		1,030	5,080	132	1,030	5,212	6,242	419	2014
Ft. Myers III, FL	81,554		1,148	5,658	153	1,148	5,811	6,959	466	2014
Jacksonville I, FL	79,705		1,862	5,362	148	1,862	4,827	6,689	1,592	2005
Jacksonville II, FL	64,970		950	7,004	164	950	5,620	6,570	1,639	2007
Jacksonville III, FL	66,010		860	7,409	1,007	1,670	6,014	7,684	1,771	2007
Jacksonville IV, FL	77,525		870	8,049	1,050	1,651	7,024	8,675	2,067	2007
Jacksonville V, FL	82,483		1,220	8,210	359	1,220	6,833	8,053	2,007	2007
Jacksonville VI, FL	67,275		755	3,725	109	755	3,834	4,589	256	2014
Kendall, FL	75,495	(A)	2,350	8,106	271	2,350	6,604	8,954	1,936	2007
Lake Worth I, FL	159,799		183	6,597	7,456	354	11,361	11,715	5,118	1998
Lake Worth II, FL	86,924		1,552	7,654	148	1,552	7,802	9,354	667	2014
Lake Worth III, FL	94,015		957	4,716	212	957	4,928	5,885	255	2015
Lakeland, FL	49,079		81	896	1,233	256	1,544	1,800	682	1994
Leisure City, FL	56,075		409	2,018	156	409	2,174	2,583	309	2012
Lutz I, FL	66,795		901	2,478	251	901	2,344	3,245	851	2004
Lutz II, FL	69,232		992	2,868	376	992	2,749	3,741	984	2004
Margate I, FL	53,660		161	1,763	2,155	399	3,243	3,642	1,485	1996
Margate II, FL	65,380		132	1,473	1,829	383	2,687	3,070	1,206	1996
Merritt Island, FL	50,261		716	2,983	648	796	2,893	3,689	1,125	2002
Miami I, FL	46,500		179	1,999	1,835	484	2,839	3,323	1,287	1996
Miami II, FL	66,960		253	2,544	1,594	561	3,309	3,870	1,545	1996
Miami III, FL	151,620		4,577	13,185	862	4,577	12,223	16,800	4,144	2005
Miami IV, FL	76,695		1,852	10,494	924	1,963	9,858	11,821	1,806	2011
Miramar, FL	80,130		1,206	5,944	77	1,206	6,021	7,227	687	2013
Naples I, FL	48,100		90	1,010	2,598	270	3,067	3,337	1,373	1996
Naples II, FL	65,850		148	1,652	4,405	558	5,363	5,921	2,454	1997
Naples III, FL	80,021		139	1,561	4,193	598	4,134	4,732	1,906	1997
Naples IV, FL	40,650		262	2,980	609	407	2,996	3,403	1,390	1998
New Smyrna Beach, FL	81,454		1,261	6,215	104	1,261	6,319	7,580	439	2014
Ocoee, FL	76,150		1,286	3,705	191	1,286	3,379	4,665	1,173	2005
Orange City, FL	59,580		1,191	3,209	222	1,191	2,944	4,135	1,081	2004
Orlando II, FL	63,184		1,589	4,576	179	1,589	4,116	5,705	1,437	2005
Orlando III, FL	101,530		1,209	7,768	701	1,209	7,081	8,290	2,175	2006
Orlando IV, FL	76,581		633	3,587	163	633	3,247	3,880	626	2010
Orlando V, FL	75,295		950	4,685	113	950	4,798	5,748	643	2012
Orlando VI, FL	67,275		640	3,154	139	640	3,293	3,933	222	2014
Oviedo, FL	49,276		440	2,824	586	440	2,739	3,179	868	2006
Palm Coast I, FL	47,400		555	2,735	106	555	2,841	3,396	269	2014
Palm Coast II, FL	122,490		1,511	7,450	336	1,511	7,786	9,297	738	2014
Palm Harbor, FL	82,685		2,457	16,178	84	2,457	16,262	18,719	332	2016
Pembroke Pines, FL	67,321		337	3,772	2,796	953	5,425	6,378	2,470	1997
Royal Palm Beach II, FL	81,274		1,640	8,607	292	1,640	7,238	8,878	2,121	2007
Sanford I, FL	61,810		453	2,911	189	453	2,534	2,987	770	2006
Sanford II, FL	69,755		1,003	4,944	140	1,003	5,084	6,087	353	2014
Sarasota, FL	71,142		333	3,656	1,368	529	3,827	4,356	1,640	1999
St. Augustine, FL	59,725		135	1,515	3,407	383	4,319	4,702	1,995	1996
St. Petersburg, FL	66,050		2,721	10,173	251	2,721	10,424	13,145	208	2016
Stuart, FL	86,756		324	3,625	3,166	685	5,808	6,493	2,591	1997
SW Ranches, FL	64,990		1,390	7,598	269	1,390	6,005	7,395	1,741	2007
Tampa I, FL	83,913		2,670	6,249	251	2,670	5,147	7,817	1,488	2007
Tampa II, FL	74,790		2,291	10,262	104	2,291	10,366	12,657	209	2016
West Palm Beach I, FL	66,906		719	3,420	1,660	835	3,841	4,676	1,499	2001
West Palm Beach II, FL	94,353		2,129	8,671	429	2,129	7,795	9,924	2,874	2004
West Palm Beach III, FL	77,440		804	3,962	68	804	4,030	4,834	524	2012
West Palm Beach IV, FL	102,892		1,499	7,392	314	1,499	7,706	9,205	624	2014
Winter Park, FL	54,356		866	4,268	87	866	4,355	5,221	302	2014
Alpharetta, GA	90,501		806	4,720	1,029	967	4,004	4,971	1,513	2001
Atlanta, GA	66,625		822	4,053	55	822	4,108	4,930	572	2012

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2016
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Austell, GA	83,655		1,635	4,711	311	1,643	4,366	6,009	1,342	2006
Decatur, GA	145,440		616	6,776	356	616	6,175	6,791	2,960	1998
Duluth, GA	70,885		373	2,044	184	373	1,904	2,277	336	2011
Lawrenceville, GA	73,740		546	2,903	390	546	2,876	3,422	513	2011
Lithia Springs, GA	66,750		748	5,552	81	748	5,633	6,381	194	2015
Norcross I, GA	85,420		514	2,930	916	632	2,938	3,570	1,086	2001
Norcross II, GA	52,595		366	2,025	193	366	1,933	2,299	345	2011
Norcross III, GA	46,955		938	4,625	61	938	4,686	5,624	724	2012
Norcross IV, GA	57,505		576	2,839	80	576	2,919	3,495	405	2012
Peachtree City I, GA	49,875		435	2,532	759	529	2,512	3,041	917	2001
Peachtree City II, GA	59,950		398	1,963	116	398	2,079	2,477	278	2012
Smyrna, GA	57,015		750	4,271	279	750	3,448	4,198	1,333	2001
Snellville, GA	79,950		1,660	4,781	340	1,660	4,458	6,118	1,332	2007
Suwanee I, GA	85,125		1,737	5,010	296	1,737	4,606	6,343	1,387	2007
Suwanee II, GA	79,590		800	6,942	75	622	5,813	6,435	1,708	2007
Villa Rica, GA	65,365		757	5,616	113	757	5,729	6,486	196	2015
Addison, IL	31,575		428	3,531	466	428	3,496	3,924	1,250	2004
Aurora, IL	73,985		644	3,652	200	644	3,332	3,976	1,205	2004
Bartlett, IL	51,395		931	2,493	293	931	2,404	3,335	884	2004
Bellwood, IL	86,350		1,012	5,768	909	1,012	4,942	5,954	1,856	2001
Blue Island, IL	55,125		633	3,120	44	633	3,164	3,797	177	2015
Bolingbrook, IL	80,915		1,675	8,254	168	1,675	8,422	10,097	583	2014
Chicago I, IL	95,745		2,667	13,118	877	2,667	13,995	16,662	969	2014
Chicago II, IL	78,585		833	4,035	69	833	4,104	4,937	283	2014
Chicago III, IL	84,990		2,427	11,962	778	2,427	12,740	15,167	890	2014
Chicago IV, IL	60,495		1,296	6,385	26	1,296	6,411	7,707	357	2015
Chicago V, IL	51,775		1,044	5,144	38	1,044	5,182	6,226	289	2015
Chicago VI, IL	71,785		1,596	9,535	27	1,596	9,562	11,158	192	2016
Countryside, IL	99,856		2,607	12,684	141	2,607	12,825	15,432	885	2014
Des Plaines, IL	69,600		1,564	4,327	733	1,564	4,420	5,984	1,546	2004
Downers Grove, IL	71,625		1,498	13,153	11	1,498	13,164	14,662	271	2016
Elk Grove Village, IL	64,079		1,446	3,535	293	1,446	3,298	4,744	1,241	2004
Evanston, IL	57,850		1,103	5,440	195	1,103	5,635	6,738	658	2013
Glenview, IL	100,085		3,740	10,367	571	3,740	9,472	13,212	3,419	2004
Gurnee, IL	80,300		1,521	5,440	301	1,521	4,977	6,498	1,844	2004
Hanover, IL	41,190		1,126	2,197	269	1,126	2,127	3,253	788	2004
Harvey, IL	60,090		869	3,635	241	869	3,334	4,203	1,212	2004
Joliet, IL	72,865		547	4,704	246	547	4,291	4,838	1,567	2004
Kildeer, IL	36,585		2,102	2,187	226	1,997	2,211	4,208	796	2004
Lombard, IL	57,691		1,305	3,938	828	1,305	4,161	5,466	1,534	2004
Maywood, IL	60,225		749	3,689	15	749	3,704	4,453	206	2015
Mount Prospect, IL	65,000		1,701	3,114	599	1,701	3,261	4,962	1,131	2004
Mundelein, IL	44,700		1,498	2,782	358	1,498	2,725	4,223	958	2004
North Chicago, IL	53,400		1,073	3,006	422	1,073	2,943	4,016	1,081	2004
Plainfield I, IL	53,900		1,770	1,715	335	1,740	1,757	3,497	606	2004
Plainfield II, IL	51,900		694	2,000	239	694	1,906	2,600	638	2005
Schaumburg, IL	31,160		538	645	212	538	720	1,258	260	2004
Streamwood, IL	64,305		1,447	1,662	396	1,447	1,747	3,194	637	2004
Warrenville, IL	48,796		1,066	3,072	414	1,066	3,054	4,120	1,005	2005
Waukegan, IL	79,500		1,198	4,363	594	1,198	4,304	5,502	1,520	2004
West Chicago, IL	48,175		1,071	2,249	431	1,071	2,322	3,393	824	2004
Westmont, IL	53,300		1,155	3,873	291	1,155	3,623	4,778	1,289	2004
Wheeling I, IL	54,210		857	3,213	441	857	3,182	4,039	1,146	2004
Wheeling II, IL	67,825		793	3,816	475	793	3,739	4,532	1,383	2004
Woodridge, IL	50,232		943	3,397	213	943	3,135	4,078	1,145	2004
Schererville, IN	67,604		1,134	5,589	42	1,134	5,631	6,765	464	2014
Boston I, MA	33,286		538	3,048	256	538	2,880	3,418	550	2010
Boston II, MA	60,470		1,516	8,628	392	1,516	7,180	8,696	3,006	2002
Boston III, MA	108,205		3,211	15,829	182	3,211	16,011	19,222	1,151	2014
Brockton, MA	65,910		577	4,394	13	577	4,407	4,984	152	2015
Haverhill, MA	61,169		669	6,610	35	669	6,645	7,314	231	2015
Lawrence, MA	34,672		585	4,737	39	585	4,776	5,361	165	2015
Leominster, MA	54,023		90	1,519	2,469	338	3,348	3,686	1,463	1998
Medford, MA	58,745		1,330	7,165	131	1,330	5,805	7,135	1,611	2007
Stoneham, MA	61,000		1,558	7,679	74	1,558	7,753	9,311	892	2013
Tewksbury, MA	62,402		1,537	7,579	71	1,537	7,650	9,187	653	2014
Walpole, MA	74,890	6,216	634	13,069	267	634	13,336	13,970	215	2016
Baltimore, MD	93,750		1,050	5,997	1,382	1,173	5,251	6,424	1,972	2001
Beltsville, MD	63,687		1,277	6,295	52	1,268	6,356	7,624	731	2013
California, MD	77,840		1,486	4,280	279	1,486	3,968	5,454	1,427	2004
Capitol Heights, MD	79,675		2,704	13,332	41	2,704	13,373	16,077	601	2015
Clinton, MD	84,225		2,182	10,757	103	2,182	10,860	13,042	1,066	2013
District Heights, MD	78,190		1,527	8,313	534	1,527	7,722	9,249	1,321	2011
Elkridge, MD	63,475		1,155	5,695	232	1,155	5,927	7,082	591	2013
Gaithersburg I, MD	87,045		3,124	9,000	427	3,124	8,165	11,289	2,957	2005
Gaithersburg II, MD	74,100		2,383	11,750	66	2,383	11,816	14,199	533	2015
Hyattsville, MD	52,765		1,113	5,485	65	1,113	5,550	6,663	638	2013
Laurel, MD	162,896		1,409	8,035	3,668	1,928	8,866	10,794	3,409	2001
Temple Hills I, MD	97,275		1,541	8,788	2,466	1,800	8,801	10,601	3,363	2001
Temple Hills II, MD	84,225		2,229	10,988	50	2,229	11,038	13,267	1,024	2014
Timonium, MD	66,717		2,269	11,184	181	2,269	11,365	13,634	1,057	2014
Upper Marlboro, MD	62,290		1,309	6,455	83	1,309	6,538	7,847	754	2013
Bloomington, MN	100,978		1,598	12,298	95	1,598	12,393	13,991	113	2016
Belmont, NC	81,850		385	2,196	911	451	2,293	2,744	864	2001
Burlington I, NC	109,300		498	2,837	842	498	2,878	3,376	1,130	2001
Burlington II, NC	42,165		320	1,829	389	340	1,677	2,017	655	2001
Cary, NC	112,402		543	3,097	780	543	3,198	3,741	1,257	2001
Charlotte I, NC	69,000		782	4,429	1,494	1,068	4,729	5,797	1,847	2002
Charlotte II, NC	53,666		821	8,764	1	821	8,765	9,586	40	2016
Cornelius, NC	59,270		2,424	4,991	4	2,424	4,995	7,419	173	2015
Pineville, NC	77,847		2,490	9,169	125	2,490	9,294	11,784	319	2015
Raleigh, NC	48,675		209	2,398	384	296	2,307	2,603	1,036	1998
Bordentown, NJ	50,550		457	2,255	50	457	2,305	2,762	320	2012
Brick, NJ	51,720		234	2,762	1,453	485	3,390	3,875	1,641	1996
Cherry Hill I, NJ	51,500		222	1,260	157	222	1,235	1,457	253	2010
Cherry Hill II, NJ	65,500		471	2,323	105	471	2,428	2,899	331	2012
Clifton, NJ	105,550		4,346	12,520	293	4,340	11,133	15,473	3,835	2005
Cranford, NJ	91,280		290	3,493	2,492	779	4,800	5,579	2,213	1996
East Hanover, NJ	107,679		504	5,763	4,037	1,315	7,875	9,190	3,739	1996
Egg Harbor I, NJ	36,025		104	510	63	104	562	666	106	2010
Egg Harbor II, NJ	70,400		284	1,608	245	284	1,633	1,917	336	2010
Elizabeth, NJ	38,830		751	2,164	544	751	2,385	3,136	827	2005
Fairview, NJ	27,876		246	2,759	580	246	2,740	2,986	1,256	1997
Freehold, NJ	81,420		1,086	5,355	193	1,086	5,548	6,634	760	2012

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2016
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Hamilton, NJ	70,550		1,885	5,430	363	1,893	5,025	6,918	1,557	2006
Hoboken, NJ	34,180		1,370	3,947	770	1,370	4,083	5,453	1,476	2005
Linden, NJ	100,425		517	6,008	2343	1,043	6,827	7,870	3,121	1996
Lumberton, NJ	96,025		987	4,864	136	987	5,000	5,987	701	2012
Morris Township, NJ	72,226		500	5,602	2,849	1,072	6,815	7,887	3,083	1997
Parsippany, NJ	84,355		475	5,322	5,648	844	9,646	10,490	2,817	1997
Rahway, NJ	83,121		1,486	7,326	127	1,486	7,453	8,939	859	2013
Randolph, NJ	52,565		855	4,872	1,344	1,108	4,877	5,985	2,036	2002
Ridgefield, NJ	67,803		1,810	8,925	262	1,810	9,187	10,997	393	2015
Roseland, NJ	53,569		1,844	9,759	118	1,844	9,877	11,721	343	2015
Sewell, NJ	57,826		484	2,766	1,411	706	3,114	3,820	1,186	2001
Somerset, NJ	57,385		1,243	6,129	165	1,243	6,294	7,537	849	2012
Whippany, NJ	92,070		2,153	10,615	127	2,153	10,742	12,895	1,233	2013
Albuquerque I, NM	65,927		1,039	3,395	280	1,039	3,091	4,130	1,178	2005
Albuquerque II, NM	58,798		1,163	3,801	263	1,163	3,441	4,604	1,312	2005
Albuquerque III, NM	57,536		664	2,171	360	664	2,140	2,804	807	2005
Henderson, NV	75,150		1,246	6,143	93	1,246	6,236	7,482	431	2014
Las Vegas I, NV	48,532		1,851	2,986	537	1,851	3,112	4,963	1,224	2006
Las Vegas II, NV	48,850		3,354	5,411	373	3,355	5,203	8,558	2,058	2006
Las Vegas III, NV	74,200		1,171	10,034	58	1,171	10,092	11,263	115	2016
Las Vegas IV, NV	71,217		1,116	8,575	10	1,116	8,585	9,701	103	2016
Las Vegas V, NV	107,226		1,460	9,560	24	1,460	9,584	11,044	65	2016
Las Vegas VI, NV	94,482		1,386	12,299	1	1,386	12,300	13,686	27	2016
Baldwin, NY	61,380		1,559	7,685	589	1,559	8,274	9,833	338	2015
Bronx I, NY	69,183		2,014	11,411	988	2,014	10,807	12,821	2,164	2010
Bronx II, NY	99,046		—	28,289	1,685	—	29,439	29,439	4,665	2011
Bronx III, NY	105,940		6,459	36,180	162	6,460	31,995	38,455	5,239	2011
Bronx IV, NY	75,030		—	22,074	116	—	19,535	19,535	3,211	2011
Bronx V, NY	54,733		—	17,556	184	—	15,628	15,628	2,572	2011
Bronx VI, NY	45,970		—	16,803	356	—	15,127	15,127	2,466	2011
Bronx VII, NY	78,625	8,423	—	22,512	173	—	22,794	22,794	3,496	2012
Bronx VIII, NY	30,550	2,957	1,245	6,137	157	1,251	6,324	7,575	974	2012
Bronx IX, NY	148,040	22,952	7,967	39,279	1,245	7,967	40,524	48,491	6,041	2012
Bronx X, NY	159,855	26,464	9,090	44,816	417	9,090	45,233	54,323	6,382	2012
Bronx XI, NY	46,457		—	17,130	203	—	17,333	17,333	1,269	2014
Bronx XII, NY	90,300		—	31,603	—	—	31,602	31,602	517	2016
Brooklyn I, NY	57,510		1,795	10,172	308	1,795	9,064	10,859	1,800	2010
Brooklyn II, NY	60,920		1,601	9,073	485	1,601	8,260	9,861	1,666	2010
Brooklyn III, NY	41,625		2,772	13,570	137	2,772	13,790	16,562	2,269	2011
Brooklyn IV, NY	37,467		2,283	11,184	159	2,284	11,406	13,690	1,883	2011
Brooklyn V, NY	47,020		2,374	11,636	92	2,374	11,782	14,156	1,930	2011
Brooklyn VI, NY	75,640		4,210	20,638	87	4,211	20,832	25,043	3,411	2011
Brooklyn VII, NY	72,725		5,604	27,452	158	5,604	27,774	33,378	4,558	2011
Brooklyn VIII, NY	61,555		4,982	24,561	81	4,982	24,642	29,624	2,094	2014
Brooklyn IX, NY	46,980		2,966	14,620	64	2,966	14,684	17,650	1,249	2014
Brooklyn X, NY	56,000		3,739	7,703	2,805	4,885	9,362	14,247	280	2015
Brooklyn XI, NY	109,846		10,093	35,385	21	10,093	35,406	45,499	1,031	2016
Holbrook, NY	60,397		2,029	10,737	50	2,029	10,787	12,816	372	2015
Jamaica I, NY	88,385		2,043	11,658	2,256	2,043	11,192	13,235	4,059	2001
Jamaica II, NY	92,805		5,391	26,413	328	5,391	26,884	32,275	4,391	2011
Long Island City, NY	88,825		5,700	28,101	33	5,700	28,134	33,834	1,864	2014
New Rochelle I, NY	43,587		1,673	4,827	1,168	1,673	5,347	7,020	1,674	2005
New Rochelle II, NY	63,220		3,167	2,713	412	3,762	18,958	22,720	2,898	2012
North Babylon, NY	78,341		225	2,514	4,178	568	5,544	6,112	2,455	1998
Patchogue, NY	47,649		1,141	5,624	42	1,141	5,666	6,807	392	2014
Queens I, NY	74,238		5,158	12,339	752	5,158	13,091	18,249	454	2015
Queens II, NY	91,100		6,208	25,815	1	6,208	25,816	32,024	755	2016
Riverhead, NY	38,340		1,068	1,149	201	1,068	1,105	2,173	475	2005
Southold, NY	59,645		2,079	2,238	302	2,079	2,136	4,215	869	2005
Staten Island, NY	96,573		1,919	9,463	316	1,919	9,779	11,698	1,090	2013
Tuckahoe, NY	50,878		2,363	17,411	262	2,363	11,902	14,265	1,935	2011
West Hempstead, NY	83,995		2,237	11,030	135	2,237	11,165	13,402	1,526	2012
White Plains, NY	85,864		3,295	18,049	992	3,295	16,549	19,844	2,983	2011
Woodhaven, NY	50,665		2,015	11,219	74	2,015	9,995	12,010	1,640	2011
Wyckoff, NY	60,290		1,961	11,113	307	1,961	9,938	11,899	1,894	2010
Yorktown, NY	78,815		2,382	11,720	175	2,382	11,909	14,291	1,957	2011
Cleveland I, OH	46,000		525	2,592	265	524	2,508	3,032	920	2005
Cleveland II, OH	58,325		290	1,427	221	289	1,397	1,686	525	2005
Columbus I, OH	71,905		1,234	3,151	134	1,239	2,809	4,048	981	2006
Columbus II, OH	36,409		769	3,788	121	769	3,909	4,678	274	2014
Columbus III, OH	51,200		326	1,607	104	326	1,711	2,037	119	2014
Columbus IV, OH	60,950		443	2,182	86	443	2,268	2,711	158	2014
Columbus V, OH	74,925		838	4,128	79	838	4,207	5,045	291	2014
Columbus VI, OH	63,725		701	3,454	81	701	3,535	4,236	244	2014
Grove City, OH	89,290		1,756	4,485	277	1,761	4,144	5,905	1,407	2006
Hilliard, OH	89,290		1,361	3,476	255	1,366	3,243	4,609	1,117	2006
Lakewood, OH	39,332		405	854	617	405	1,315	1,720	949	1989
Lewis Center, OH	77,774		1,056	5,206	129	1,056	5,335	6,391	368	2014
Middleburg Heights, OH	93,200		63	704	2,275	332	2,353	2,685	1,017	1980
North Olmsted I, OH	48,665		63	704	1,517	214	1,734	1,948	757	1979
North Olmsted II, OH	47,850		290	1,129	1,219	469	2,023	2,492	1,550	1988
North Randall, OH	80,297		515	2,323	3,213	898	4,288	5,186	1,892	1998
Reynoldsburg, OH	67,245		1,290	3,295	295	1,295	3,135	4,430	1,098	2006
Strongsville, OH	43,683		570	3,486	406	570	3,059	3,629	910	2007
Warrensville Heights, OH	90,281		525	766	3,218	935	3,386	4,321	1,394	1980
Westlake, OH	62,750		509	2,508	224	508	2,344	2,852	904	2005
Conshohocken, PA	81,255		1,726	8,508	162	1,726	8,670	10,396	1,192	2012
Exton, PA	57,750		541	2,668	117	519	2,807	3,326	379	2012
Langhorne, PA	65,150		1,019	5,023	289	1,019	5,312	6,331	715	2012
Levittown, PA	76,130		926	5,296	1,258	926	4,853	5,779	1,833	2001
Malvern, PA	18,848		2,959	18,198	1,600	2,959	19,797	22,756	1,634	2013
Montgomeryville, PA	84,145		975	4,809	210	975	5,019	5,994	699	2012
Norristown, PA	61,556		662	3,142	773	638	4,045	4,683	694	2011
Philadelphia I, PA	96,176		1,461	8,334	1,830	1,461	6,820	8,281	2,618	2001
Philadelphia II, PA	68,279		1,012	4,990	160	1,012	5,150	6,162	463	2014
Exeter, RI	41,275		547	2,697	106	547	2,803	3,350	195	2014
Johnston, RI	77,275		1,061	5,229	75	1,061	5,304	6,365	368	2014
Wakefield, RI	45,745		823	4,058	35	823	4,093	4,916	281	2014
Woonsocket, RI	72,700		1,049	5,172	114	1,049	5,286	6,335	367	2014
Antioch, TN	75,985		588	4,906	347	588	4,486	5,074	1,580	2005
Nashville I, TN	107,790		405	3,379	755	405	3,545	3,950	1,210	2005
Nashville II, TN	83,416		593	4,950	210	593	4,466	5,059	1,608	2005
Nashville III, TN	101,525		416	3,469	265	416	3,401	3,817	1,202	2006
Nashville IV, TN	102,450		992	8,274	374	992	7,406	8,398	2,610	2006

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2016
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Nashville V, TN	74,560	2,457	895	4,311	104	895	4,415	5,310	238	2015
Nashville VI, TN	72,486		2,749	8,443	85	2,749	8,528	11,277	293	2015
Allen, TX	62,710		714	3,519	98	714	3,617	4,331	511	2012
Austin I, TX	59,645		2,239	2,038	255	2,239	1,944	4,183	668	2005
Austin II, TX	64,625	(A)	734	3,894	355	738	3,687	4,425	1,199	2006
Austin III, TX	70,560		1,030	5,468	265	1,035	5,074	6,109	1,623	2006
Austin IV, TX	65,358		862	4,250	197	862	4,447	5,309	397	2014
Austin V, TX	67,850		1,050	5,175	208	1,050	5,383	6,433	389	2014
Austin VI, TX	62,770		1,150	5,669	160	1,150	5,829	6,979	406	2014
Austin VII, TX	71,023		1,429	6,263	79	1,429	6,342	7,771	218	2015
Austin VIII, TX	61,075		2,935	7,007	42	2,935	7,049	9,984	170	2016
Bryan, TX	60,400		1,394	1,268	359	1,396	1,390	2,786	448	2005
Carrollton, TX	77,420		661	3,261	124	661	3,385	4,046	431	2012
Cedar Park, TX	89,050		3,350	7,950	27	3,350	7,977	11,327	206	2016
College Station, TX	26,550		812	740	196	813	749	1,562	247	2005
Cypress, TX	58,181		360	1,773	140	360	1,913	2,273	273	2012
Dallas I, TX	58,582		2,475	2,253	401	2,475	2,207	4,682	780	2005
Dallas II, TX	79,023		940	4,635	199	940	4,834	5,774	481	2013
Dallas III, TX	83,229		2,608	12,857	179	2,608	13,036	15,644	859	2014
Dallas IV, TX	114,550		2,369	11,850	57	2,369	11,907	14,276	674	2015
Dallas V, TX	54,473		—	11,604	81	—	11,685	11,685	527	2015
Denton, TX	60,846		553	2,936	224	569	2,665	3,234	838	2006
Fort Worth I, TX	50,446		1,253	1,141	262	1,253	1,167	2,420	398	2005
Fort Worth II, TX	72,900		868	4,607	362	874	4,301	5,175	1,407	2006
Fort Worth III, TX	80,445		1,000	4,928	66	1,000	4,994	5,994	291	2015
Fort Worth IV, TX	77,654		1,274	7,693	26	1,274	7,719	8,993	168	2016
Frisco I, TX	50,854		1,093	3,148	178	1,093	2,868	3,961	987	2005
Frisco II, TX	71,399		1,564	4,507	163	1,564	4,056	5,620	1,405	2005
Frisco III, TX	74,765		1,147	6,088	549	1,154	5,831	6,985	1,857	2006
Frisco IV, TX	76,000		719	4,072	266	719	3,780	4,499	760	2010
Frisco V, TX	74,415		1,159	5,714	116	1,159	5,830	6,989	514	2014
Frisco VI, TX	69,176		1,064	5,247	114	1,064	5,361	6,425	375	2014
Garland I, TX	70,100		751	3,984	532	767	3,925	4,692	1,269	2006
Garland II, TX	68,425		862	4,578	250	862	4,231	5,093	1,310	2006
Grapevine, TX	77,294		1,211	8,559	109	1,211	8,668	9,879	183	2016
Houston III, TX	61,590		575	524	337	576	749	1,325	281	2005
Houston IV, TX	43,750		960	875	557	961	1,231	2,192	377	2005
Houston V, TX	125,280		1,153	6,122	1,042	991	6,439	7,430	1,923	2006
Houston VI, TX	54,690		575	524	5,733	983	4,936	5,919	881	2011
Houston VII, TX	46,991		681	3,355	140	681	3,495	4,176	549	2012
Houston VIII, TX	54,219		1,294	6,377	307	1,294	6,684	7,978	943	2012
Houston IX, TX	51,208		296	1,459	107	296	1,566	1,862	225	2012
Humble, TX	70,702		706	5,727	62	706	5,789	6,495	200	2015
Katy, TX	71,308		1,329	6,552	72	1,329	6,624	7,953	647	2013
Keller, TX	61,885		890	4,727	240	890	4,351	5,241	1,418	2006
Lewisville I, TX	67,340		476	2,525	379	492	2,468	2,960	780	2006
Lewisville II, TX	127,659		1,464	7,217	291	1,464	7,508	8,972	799	2013
Lewisville III, TX	101,872		1,307	15,025	126	1,307	15,151	16,458	409	2016
Little Elm I, TX	60,065		892	5,529	85	892	5,614	6,506	157	2016
Little Elm II, TX	96,896		1,219	9,864	57	1,219	9,921	11,140	257	2016
Mansfield I, TX	63,025		837	4,443	258	843	4,121	4,964	1,344	2006
Mansfield II, TX	58,025		662	3,261	139	662	3,400	4,062	495	2012
Mansfield III, TX	70,995		947	4,703	154	947	4,857	5,804	47	2016
McKinney I, TX	47,020		1,632	1,486	193	1,634	1,439	3,073	497	2005
McKinney II, TX	70,050		855	5,076	184	857	4,635	5,492	1,531	2006
McKinney III, TX	53,148		652	3,213	61	652	3,274	3,926	209	2014
North Richland Hills, TX	57,200		2,252	2,049	234	2,252	1,905	4,157	648	2005
Pearland, TX	72,050		450	2,216	198	450	2,414	2,864	338	2012
Richmond, TX	102,278		1,437	7,083	175	1,437	7,258	8,695	721	2013
Roanoke, TX	59,860		1,337	1,217	166	1,337	1,157	2,494	394	2005
San Antonio I, TX	73,509		2,895	2,635	352	2,895	2,456	5,351	839	2005
San Antonio II, TX	73,230		1,047	5,558	197	1,052	5,062	6,114	1,566	2006
San Antonio III, TX	71,775		996	5,286	277	996	4,841	5,837	1,468	2007
San Antonio IV, TX	61,500		829	3,891	71	829	3,962	4,791	36	2016
Spring, TX	72,751		580	3,081	259	580	2,849	3,429	929	2006
Murray I, UT	60,280		3,847	1,017	482	3,848	1,283	5,131	487	2005
Murray II, UT	71,621		2,147	567	521	2,147	917	3,064	324	2005
Salt Lake City I, UT	56,446		2,695	712	519	2,696	1,045	3,741	378	2005
Salt Lake City II, UT	51,676		2,074	548	402	1,937	785	2,722	298	2005
Alexandria, VA	114,100		2,812	13,865	224	2,812	14,089	16,901	2,008	2012
Arlington, VA	96,144		6,836	9,843	95	6,836	9,938	16,774	609	2015
Burke Lake, VA	91,667		2,093	10,940	1,155	2,093	10,499	12,592	1,971	2011
Fairfax, VA	73,265		2,276	11,220	289	2,276	11,509	13,785	1,569	2012
Fredericksburg I, VA	69,475		1,680	4,840	316	1,680	4,483	6,163	1,460	2005
Fredericksburg II, VA	61,057		1,757	5,062	348	1,758	4,718	6,476	1,557	2005
Leesburg, VA	85,503		1,746	9,894	168	1,746	8,774	10,520	1,414	2011
Manassas, VA	72,745		860	4,872	188	860	4,396	5,256	860	2010
McLearen, VA	68,960		1,482	8,400	176	1,482	7,421	8,903	1,420	2010
Vienna, VA	55,064		2,300	11,340	132	2,300	11,472	13,772	1,571	2012
Divisional Offices					404		404	404	68
	32,858,399		628,399	2,895,211	264,975	649,744	2,928,275	3,578,019	558,191

(A)	This store is part of the YSI 33 Loan portfolio, with a balance of $9,860 as of December 31, 2016.
(B)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during 2016 and 2015 was as follows (in thousands):

	2016	2015
Storage properties*
Balance at beginning of year	$3,467,032	$3,117,198
Acquisitions & improvements	490,980	344,775
Fully depreciated assets	(61,232)	(13,493)
Dispositions and other	—	(33,921)
Construction in progress	101,400	52,473
Balance at end of year	$3,998,180	$3,467,032

Accumulated depreciation*
Balance at beginning of year	$594,049	$492,069
Depreciation expense	138,547	122,076
Fully depreciated assets	(61,232)	(13,493)
Dispositions and other	—	(6,603)
Balance at end of year	$671,364	$594,049
Storage properties, net	$3,326,816	$2,872,983

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.