Form 10-Q
period 2017-03-31
CubeSmart; CubeSmart, L.P.
filed 2017-04-28
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017.

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

CubeSmart:
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 26, 2017
Common shares, $0.01 par value per share, of CubeSmart	180,177,121

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2017, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•

other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2017	2016
	(unaudited)

ASSETS
Storage properties	$4,020,366	$3,998,180
Less: Accumulated depreciation	(693,146)	(671,364)
Storage properties, net (including VIE assets of $229,699 and $208,048, respectively)	3,327,220	3,326,816
Cash and cash equivalents	3,081	2,973
Restricted cash	6,556	7,893
Loan procurement costs, net of amortization	2,038	2,150
Investment in real estate ventures, at equity	95,936	98,682
Other assets, net	31,284	36,514
Total assets	$3,466,115	$3,475,028

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,039,423	$1,039,076
Revolving credit facility	53,000	43,300
Unsecured term loans, net	398,890	398,749
Mortgage loans and notes payable, net	107,647	114,618
Accounts payable, accrued expenses and other liabilities	104,200	93,764
Distributions payable	49,255	49,239
Deferred revenue	21,132	20,226
Security deposits	415	412
Total liabilities	1,773,962	1,759,384

Noncontrolling interests in the Operating Partnership	52,735	54,407

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 180,173,982 and 180,083,111 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,802	1,801
Additional paid-in capital	2,313,350	2,314,014
Accumulated other comprehensive loss	(1,023)	(1,850)
Accumulated deficit	(680,919)	(658,583)
Total CubeSmart shareholders’ equity	1,633,210	1,655,382
Noncontrolling interests in subsidiaries	6,208	5,855
Total equity	1,639,418	1,661,237
Total liabilities and equity	$3,466,115	$3,475,028

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES
Rental income	$117,057	$104,997
Other property related income	12,983	11,763
Property management fee income	2,997	2,111
Total revenues	133,037	118,871
OPERATING EXPENSES
Property operating expenses	44,874	40,219
Depreciation and amortization	38,119	39,356
General and administrative	9,494	8,228
Acquisition related costs	159	2,342
Total operating expenses	92,646	90,145
OPERATING INCOME	40,391	28,726
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(13,599)	(12,084)
Loan procurement amortization expense	(706)	(605)
Equity in losses of real estate ventures	(772)	(512)
Other	(108)	330
Total other expense	(15,185)	(12,871)
NET INCOME	25,206	15,855
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(277)	(172)
Noncontrolling interest in subsidiaries	57	67
NET INCOME ATTRIBUTABLE TO THE COMPANY	24,986	15,750
Distribution to preferred shareholders	—	(1,502)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$24,986	$14,248

Basic earnings per share attributable to common shareholders	$0.14	$0.08
Diluted earnings per share attributable to common shareholders	$0.14	$0.08

Weighted-average basic shares outstanding	180,165	175,798
Weighted-average diluted shares outstanding	181,265	177,261

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

NET INCOME	$25,206	$15,855
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	141	(1,654)
Reclassification of realized losses on interest rate swaps	695	1,326
OTHER COMPREHENSIVE INCOME (LOSS)	836	(328)
COMPREHENSIVE INCOME	26,042	15,527
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(277)	(168)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	57	67
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$25,822	$15,426

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2016	180,083	$1,801	—	$—	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries									410	410
Issuance of common shares					(73)			(73)		(73)
Issuance of restricted shares	88	1						1		1
Conversion from units to shares	1				25			25		25	(25)
Exercise of stock options	2				30			30		30
Amortization of restricted shares					(1,021)			(1,021)		(1,021)
Share compensation expense					375			375		375
Adjustment for noncontrolling interest in the Operating Partnership							1,385	1,385		1,385	(1,385)
Net income (loss)							24,986	24,986	(57)	24,929	277
Other comprehensive income, net						827		827		827	9
Common share distributions							(48,707)	(48,707)		(48,707)	(548)
Balance at March 31, 2017	180,174	$1,802	—	$—	$2,313,350	$(1,023)	$(680,919)	$1,633,210	$6,208	$1,639,418	$52,735

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	Loss	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Issuance of common shares	2,023	20			62,870			62,890		62,890
Issuance of restricted shares	106	1						1		1
Exercise of stock options	330	3			5,884			5,887		5,887
Amortization of restricted shares					(712)			(712)		(712)
Share compensation expense					304			304		304
Adjustment for noncontrolling interest in the Operating Partnership							(6,073)	(6,073)		(6,073)	6,073
Net income (loss)							15,750	15,750	(67)	15,683	172
Other comprehensive loss, net						(324)		(324)		(324)	(4)
Preferred share distributions							(1,502)	(1,502)		(1,502)
Common share distributions							(37,255)	(37,255)		(37,255)	(453)
Balance at March 31, 2016	177,127	$1,771	3,100	$31	$2,299,527	$(5,302)	$(613,734)	$1,682,293	$1,459	$1,683,752	$71,916

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$25,206	$15,855
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,825	39,961
Equity in losses of real estate ventures	772	512
Equity compensation expense	1,355	1,191
Accretion of fair market value adjustment of debt	(129)	(236)
Changes in other operating accounts:
Restricted cash	(159)	(233)
Other assets	(1,431)	808
Accounts payable and accrued expenses	2,595	5,013
Other liabilities	909	661
Net cash provided by operating activities	$67,943	$63,532
Investing Activities
Acquisitions of storage properties	(600)	(158,457)
Additions and improvements to storage properties	(6,866)	(6,609)
Development costs	(14,366)	(28,273)
Investment in real estate ventures, at equity	(116)	(5,498)
Cash distributed from real estate ventures	2,090	1,791
Change in restricted cash	6	162
Net cash used in investing activities	$(19,852)	$(196,884)
Financing Activities
Proceeds from:
Revolving credit facility	147,000	301,300
Principal payments on:
Revolving credit facility	(137,300)	(247,000)
Mortgage loans and notes payable	(6,811)	(9,556)
Proceeds from issuance of common shares, net	(72)	62,891
Cash paid upon vesting of restricted shares	(2,001)	(1,599)
Exercise of stock options	30	5,887
Contributions from noncontrolling interests in subsidiaries	410	—
Distributions paid to common shareholders	(48,690)	(36,730)
Distributions paid to preferred shareholders	—	(1,502)
Distributions paid to noncontrolling interests in Operating Partnership	(549)	(454)
Net cash (used in) provided by financing activities	$(47,983)	$73,237
Change in cash and cash equivalents	108	(60,115)
Cash and cash equivalents at beginning of period	2,973	62,869
Cash and cash equivalents at end of period	$3,081	$2,754
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$15,878	$10,756
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)
Accretion of liability	$8,034	$7,886
Derivative valuation adjustment	$836	$(328)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2017	2016
	(unaudited)

ASSETS
Storage properties	$4,020,366	$3,998,180
Less: Accumulated depreciation	(693,146)	(671,364)
Storage properties, net (including VIE assets of $229,699 and $208,048, respectively)	3,327,220	3,326,816
Cash and cash equivalents	3,081	2,973
Restricted cash	6,556	7,893
Loan procurement costs, net of amortization	2,038	2,150
Investment in real estate ventures, at equity	95,936	98,682
Other assets, net	31,284	36,514
Total assets	$3,466,115	$3,475,028

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,039,423	$1,039,076
Revolving credit facility	53,000	43,300
Unsecured term loans, net	398,890	398,749
Mortgage loans and notes payable, net	107,647	114,618
Accounts payable, accrued expenses and other liabilities	104,200	93,764
Distributions payable	49,255	49,239
Deferred revenue	21,132	20,226
Security deposits	415	412
Total liabilities	1,773,962	1,759,384

Limited Partnership interests of third parties	52,735	54,407

Commitments and contingencies

Capital
Operating Partner	1,634,233	1,657,232
Accumulated other comprehensive loss	(1,023)	(1,850)
Total CubeSmart, L.P. capital	1,633,210	1,655,382
Noncontrolling interests in subsidiaries	6,208	5,855
Total capital	1,639,418	1,661,237
Total liabilities and capital	$3,466,115	$3,475,028

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2017	2016

REVENUES
Rental income	$117,057	$104,997
Other property related income	12,983	11,763
Property management fee income	2,997	2,111
Total revenues	133,037	118,871
OPERATING EXPENSES
Property operating expenses	44,874	40,219
Depreciation and amortization	38,119	39,356
General and administrative	9,494	8,228
Acquisition related costs	159	2,342
Total operating expenses	92,646	90,145
OPERATING INCOME	40,391	28,726
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(13,599)	(12,084)
Loan procurement amortization expense	(706)	(605)
Equity in losses of real estate ventures	(772)	(512)
Other	(108)	330
Total other expense	(15,185)	(12,871)
NET INCOME	25,206	15,855
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	57	67
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	25,263	15,922
Operating Partnership interests of third parties	(277)	(172)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	24,986	15,750
Distribution to preferred unitholders	—	(1,502)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$24,986	$14,248

Basic earnings per unit attributable to common unitholders	$0.14	$0.08
Diluted earnings per unit attributable to common unitholders	$0.14	$0.08

Weighted-average basic units outstanding	180,165	175,798
Weighted-average diluted units outstanding	181,265	177,261

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016

NET INCOME	$25,206	$15,855
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	141	(1,654)
Reclassification of realized losses on interest rate swaps	695	1,326
OTHER COMPREHENSIVE INCOME (LOSS)	836	(328)
COMPREHENSIVE INCOME	26,042	15,527
Comprehensive income attributable to Operating Partnership interests of third parties	(277)	(168)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	57	67
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$25,822	$15,426

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2016	180,083	—	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries						410	410
Issuance of common OP units			(73)		(73)		(73)
Issuance of restricted OP units	88		1		1		1
Conversion from OP units to shares	1		25		25		25	(25)
Exercise of OP unit options	2		30		30		30
Amortization of restricted OP units			(1,021)		(1,021)		(1,021)
OP unit compensation expense			375		375		375
Adjustment for Limited Partnership interest of third parties			1,385		1,385		1,385	(1,385)
Net income (loss)			24,986		24,986	(57)	24,929	277
Other comprehensive income, net				827	827		827	9
Common OP unit distributions			(48,707)		(48,707)		(48,707)	(548)
Balance at March 31, 2017	180,174	—	$1,634,233	$(1,023)	$1,633,210	$6,208	$1,639,418	$52,735

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	Loss	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Issuance of common OP units	2,023		62,890		62,890		62,890
Issuance of restricted OP units	106		1		1		1
Exercise of OP unit options	330		5,887		5,887		5,887
Amortization of restricted OP units			(712)		(712)		(712)
OP unit compensation expense			304		304		304
Adjustment for Operating Partnership interest of third parties			(6,073)		(6,073)		(6,073)	6,073
Net income (loss)			15,750		15,750	(67)	15,683	172
Other comprehensive loss, net				(324)	(324)		(324)	(4)
Preferred OP unit distributions			(1,502)		(1,502)		(1,502)
Common OP unit distributions			(37,255)		(37,255)		(37,255)	(453)
Balance at March 31, 2016	177,127	3,100	$1,687,595	$(5,302)	$1,682,293	$1,459	$1,683,752	$71,916

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net income	$25,206	$15,855
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	38,825	39,961
Equity in losses of real estate ventures	772	512
Equity compensation expense	1,355	1,191
Accretion of fair market value adjustment of debt	(129)	(236)
Changes in other operating accounts:
Restricted cash	(159)	(233)
Other assets	(1,431)	808
Accounts payable and accrued expenses	2,595	5,013
Other liabilities	909	661
Net cash provided by operating activities	$67,943	$63,532
Investing Activities
Acquisitions of storage properties	(600)	(158,457)
Additions and improvements to storage properties	(6,866)	(6,609)
Development costs	(14,366)	(28,273)
Investment in real estate ventures, at equity	(116)	(5,498)
Cash distributed from real estate ventures	2,090	1,791
Change in restricted cash	6	162
Net cash used in investing activities	$(19,852)	$(196,884)
Financing Activities
Proceeds from:
Revolving credit facility	147,000	301,300
Principal payments on:
Revolving credit facility	(137,300)	(247,000)
Mortgage loans and notes payable	(6,811)	(9,556)
Proceeds from issuance of common OP units	(72)	62,891
Cash paid upon vesting of restricted OP units	(2,001)	(1,599)
Exercise of OP unit options	30	5,887
Contributions from noncontrolling interests in subsidiaries	410	—
Distributions paid to common OP unitholders	(49,239)	(37,184)
Distributions paid to preferred OP unitholders	—	(1,502)
Net cash (used in) provided by financing activities	$(47,983)	$73,237
Change in cash and cash equivalents	108	(60,115)
Cash and cash equivalents at beginning of period	2,973	62,869
Cash and cash equivalents at end of period	$3,081	$2,754
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$15,878	$10,756
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)
Accretion of liability	$8,034	$7,886
Derivative valuation adjustment	$836	$(328)

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2017, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of March 31, 2017, the Parent Company owned approximately 98.9% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2016, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation as described below.

During the first quarter of 2017, the Company adopted ASU No. 2016-09 - Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires retrospective application for the cash flow presentation of cash withheld upon restricted stock vesting and paid by the Company to a taxing authority to satisfy the employee’s related tax obligation. See “Recent Accounting Pronouncements” below. As a result of adopting the new guidance, $1.6 million of vested restricted shares that were withheld to satisfy employee tax obligations and paid to the taxing authorities, were reclassified from operating activities to financing activities within Company’s consolidated statements of cash flows for the three months ended March 31, 2016.

Recent Accounting Pronouncements

In February 2017, as part of the new revenue standard, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective at the same time an entity adopts the new revenue standard. Upon adoption, the Company expects that the majority of its sale transactions will be treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard is effective on January 1, 2018, however early adoption is permitted. Upon adoption of the new guidance, the Company expects that the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

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

In March 2016, the FASB issued ASU No. 2016-09 - Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The new standard became effective for the Company on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of the new standard on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures. At this point in time, the Company does not believe the standards will have a material impact on its consolidated financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s property management fee revenue will be included in the scope of the new guidance, however, based on the Company’s initial assessment, it appears that revenue recognized under the new guidance will not differ materially from revenue recognized under existing guidance.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2017	2016
	(in thousands)
Land	$651,119	$649,744
Buildings and improvements	2,938,899	2,928,275
Equipment	208,373	217,867
Construction in progress	221,975	202,294
Storage properties	4,020,366	3,998,180
Less: Accumulated depreciation	(693,146)	(671,364)
Storage properties, net	$3,327,220	$3,326,816

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2016 through March 31, 2017:

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

4. INVESTMENT ACTIVITY

2017 Acquisitions

During the three months ended March 31, 2017, the Company did not acquire any stores. As of March 31, 2017, the Company was under contract and had made aggregate deposits of $1.8 million associated with four stores under construction for a total purchase price of $61.1 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these four stores is expected to occur by the fourth quarter of 2017 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired 28 stores, including three stores upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $403.6 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $18.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three months ended March 31, 2017 was approximately $3.9 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

Development

As of March 31, 2017, the Company had six contracts through joint ventures for the construction of six self-storage properties located in Massachusetts (1) and New York (5) (see note 12). Additionally, during the second quarter of 2016, the Company issued 61,224 OP Units, valued at approximately $1.5 million, to pay the remaining consideration on its store that is under construction in Washington, D.C. and was previously owned by a joint venture.  Construction for all projects is expected to be completed by the fourth quarter of 2018. As of March 31, 2017, development costs incurred to date for these projects totaled $195.1 million. Total construction costs for these projects are expected to be $321.1 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2016 through March 31, 2017. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
North Palm Beach, FL	1	Q1 2017	100%	$9,700
Bronx, NY (1) (2)	1	Q2 2016	100%	32,200
Queens, NY (1)	1	Q1 2016	100%	31,800
	3			$73,700

(1)

These properties were previously owned through two separate consolidated joint ventures, of which the Company owned a 51% interest in each. On April 5, 2016, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $12.5 million. On August 12, 2016, the noncontrolling member in the venture that owned the Bronx, NY store put its 49% interest in the venture to the Company for $17.0 million.

(2)	This store is subject to a ground lease.

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

During the first quarter of 2016, HVP agreed to acquire a property portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 2, 2016 for $2.7 million. In conjunction with the acquisitions, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP to $16.1 million as of March 31, 2017. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

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

Based upon the facts and circumstances at formation of HHFNE, HVP, and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the Ventures as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Assets
Storage properties, net	$660,680	$667,975
Other assets	12,459	17,003
Total assets	$673,139	$684,978

Liabilities and equity
Other liabilities	$7,169	$6,516
Debt	345,852	345,631
Equity
CubeSmart	95,936	98,682
Joint venture partners	224,182	234,149
Total liabilities and equity	$673,139	$684,978

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Total revenues	$19,423	$12,324
Operating expenses	9,083	6,441
Interest expense, net	2,900	1,856
Depreciation and amortization	13,719	9,750
Net loss	$(6,279)	$(5,723)
Company’s share of net loss	$(772)	$(512)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$250M 4.375% Guaranteed Notes due 2023 (1)	250,000	250,000	4.50%	Dec-13	Dec-23
$250M 4.000% Guaranteed Notes due 2025 (1)	250,000	250,000	4.03%	Oct-15	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,050,000	1,050,000
Less: Discount on issuance of unsecured senior
notes, net	(3,846)	(3,971)
Less: Loan procurement costs, net	(6,731)	(6,953)
Total unsecured senior notes, net	$1,039,423	$1,039,076

(1)	On April 4, 2017, the Operating Partnership issued an additional $50.0 million of its 4.375% Senior Notes due 2023 and an additional $50.0 million of its 4.000% Senior Notes due 2025 (see note 16).

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants,  including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2017 and December, 31, 2016, unsecured term loans are presented net of unamortized loan procurement costs of $1.1 million and $1.3 million, respectively, on the consolidated balance sheets. Deferred financing costs associated with the Revolver remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets.

As of March 31, 2017, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $446.3 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.7 million. In connection with a portion of the unsecured borrowings, the Company had interest rate swaps as of March 31, 2017 that fix 30-day LIBOR (see note 10). As of March 31, 2017, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.57%.

The Term Loan Facility and the term loan under the Credit Facility were fully drawn at March 31, 2017 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2017, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2017	2016	Interest Rate	Date
	(in thousands)
YSI 67	$—	$6,216	2.55%	Mar-17
YSI 33	9,784	9,860	6.42%	Jul-19
YSI 26	8,374	8,423	4.56%	Nov-20
YSI 57	2,940	2,957	4.61%	Nov-20
YSI 55	22,839	22,952	4.85%	Jun-21
YSI 24	26,273	26,464	4.64%	Jun-21
YSI 65	2,445	2,457	3.85%	Jun-23
YSI 66	32,121	32,257	3.51%	Jun-23
Principal balance outstanding	104,776	111,586
Plus: Unamortized fair value adjustment	3,521	3,742
Less: Loan procurement costs, net	(650)	(710)
Total mortgage loans and notes payable, net	$107,647	$114,618

As of March 31, 2017 and December 31, 2016, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $221.4 million and $233.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2017 (in thousands):

2017	$1,765
2018	2,490
2019	11,485
2020	12,616
2021	44,873
2022 and thereafter	31,547
Total mortgage payments	104,776
Plus: Unamortized fair value adjustment	3,521
Less: Loan procurement costs, net	(650)
Total mortgage loans and notes payable, net	$107,647

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2017 (in thousands):

	Unrealized losses
	on interest rate
	swaps

Other comprehensive gain before reclassifications	$139
Amounts reclassified from accumulated other comprehensive loss	688	(a)
Net current-period other comprehensive gain	827
Balance at December 31, 2016	(1,850)
Balance at March 31, 2017	$(1,023)

(2)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2017 and December 31, 2016, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount					Fair Value
Product	Type (a)	March 31, 2017	December 31, 2016	Strike	Effective Date	Maturity	March 31, 2017	December 31, 2016

Swap	Cash flow	$—	$75,000	1.3360%	12/30/2011	3/31/2017	$—	$(103)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	25,000	1.3375%	12/30/2011	3/31/2017	—	(34)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(573)	(797)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(580)	(804)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(291)	(404)
		$100,000	$300,000				$(1,444)	$(2,280)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of March 31, 2017 and December 31, 2016, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $0.7 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2017.  The Company estimates that $1.2 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of March 31, 2017 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$1,444	$—

Total liabilities at fair value	$—	$1,444	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2017 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of March 31, 2017, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2017 and December 31, 2016. The aggregate carrying value and estimated fair value of the Company’s debt was $1.6 billion at March 31, 2017 and December 31, 2016. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2017 and December 31, 2016. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number of		Estimated	Ownership	March 31, 2017
Development Ventures	Stores	Location	Opening	Interest	Total Assets	Total Liabilities

2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	$18,128	$3,425
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q3 2018 (est.)	90%	3,575	1
CS SJM E 92nd Street, LLC ("92nd St")	1	New York, NY	Q2 2018 (est.)	90%	587	568
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q2 2018 (est.)	51%	40,906	19,572
3068 Cropsey Avenue, LLC ("Cropsey Ave") (1)	1	Brooklyn, NY	Q4 2017 (est.)	51%	29,703	14,994
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017 (est.)	90%	82,414	37,077
CS SNL New York Ave, LLC ("SNL I") (3)	1	Brooklyn, NY	Q4 2015	90%	14,076	9,960
186 Jamaica Avenue, LLC ("SNL II") (3)	1	Brooklyn, NY	Q4 2015	90%	18,017	12,535
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,293	12,891
	9				$223,699	$111,023

(1)

The noncontrolling members of 46th St, Cropsey Ave, and Exterior St have the option to put their ownership interest in the ventures to the Company for $14.2 million, $20.4 million and $37.8 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of 46th St, Cropsey Ave, and Exterior St for $14.2 million, $20.4 million and $37.8 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of March 31, 2017, has accrued $3.4 million, $13.6 million and $18.9 million related to 46th St, Cropsey Ave, and Exterior St, respectively.

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

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of March 31, 2017, the Company has funded its total $9.8 million loan commitment to SNL I, $12.5 million of a total $12.8 million loan commitment to SNL II, and $12.7 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation. As of March 31, 2017, the Company has not funded any of its $10.8 million loan commitment to Waltham.

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

Approximately 1.1% of the outstanding OP Units as of March 31, 2017 and December 31, 2016, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage property in Washington, D.C.  In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. On April 18, 2016, upon the completion of certain milestones, the Company issued 61,224 additional OP Units, valued at approximately $1.5 million, to pay the remaining consideration. The store is expected to commence operations during the second quarter of 2017.

As of March 31, 2017 and December 31, 2016, 2,031,394 and 2,032,394 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2017 and December 31, 2016, as the estimated redemption value exceeded their carrying value. As of March 31, 2017, the Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding increase to capital of $1.4 million. As of December 31, 2016, the Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding decrease to capital of $7.4 million.

13. COMMITMENTS AND CONTINGENCIES

The Company is involved in claims from time to time, which arise in the ordinary course of business. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of those amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. In the opinion of management, the Company has made adequate provisions for potential liabilities, arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims, and changes in any such matters, could have a material adverse effect the Company’s business, financial condition, and operating results.

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  The Company brought a motion to partially dismiss the complaint for failure to state a claim, which motion was granted in part and denied in part. The plaintiff has moved to file an amended complaint to re-allege the action dismissed by the Court, which motion is presently pending decision. The Company intends to vigorously defend the action.

14. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related parties. Management agreements provide generally for management fees of between 5-6% of cash collections at the managed stores. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2017 and 2016 totaled $0.9 million and $0.5 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $5.9 million and $3.3 million as of March 31, 2017 and December 31, 2016 and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company has outstanding mortgage loans receivable from consolidated joint ventures of $35.0 million and $34.7 million as of March 31, 2017 and December 31, 2016, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HHFNE and HVP operating agreements provide for acquisition fees payable from HHFNE and HVP to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HHFNE, HVP, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three months ended March 31, 2016, the Company recognized $0.6 million, in acquisition fees, which are included in Other income on the consolidated statement of operations. There were no acquisition fees recognized during the three months ended March 31, 2017.

15. PRO FORMA FINANCIAL INFORMATION

During the year ended December 31, 2016, the Company acquired 28 stores for an aggregate purchase price of approximately $403.6 million (see note 4). The Company did not acquire any stores during the three months ended March 31, 2017.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2017 and 2016 as if each had occurred as of January 1, 2016 and 2015, respectively. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2017 and 2016 based on the assumptions described above:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)

Pro forma revenue	$133,037	$123,799
Pro forma net income from continuing operations	$29,279	$24,032
Earnings per common share from continuing operations:
Basic - as reported	$0.14	$0.08
Diluted - as reported	$0.14	$0.08
Basic - as pro forma	$0.16	$0.13
Diluted - as pro forma	$0.16	$0.13

16. SUBSEQUENT EVENTS

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% Senior Notes due 2023 (the “2023 Notes”) and $50.0 million of its 4.000% Senior Notes due 2025 (the “2025 Notes”). The 2023 Notes are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The 2023 Notes were priced at 105.040% of the principal amount to yield 3.495% to maturity. The 2025 Notes are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The 2025 Notes were priced at 101.343% of the principal amount to yield 3.811% to maturity. Net proceeds to the Operating Partnership from the sale of the 2023 Notes and the 2025 Notes were $104.0 million, which were used to repay all of the outstanding indebtedness under Term Loan A. Unamortized loan procurement costs of $0.2 million were written off in conjunction with the repayment.

On April 12, 2017, the Company acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was paid with $9.7 million of cash and 58,400 newly created Class C units. Each Class C Unit has a stated value of $25 and bears an annual distribution rate of 3% on the stated value. The holder has the option to tender the Class C Units to the Operating Partnership at any time after six months from the date of issuance and the Operating Partnership has the option to redeem the Class C Units at any time after 12 months from the date of issuance, in each case at a redemption price of $25 per Class C Unit. The Company has the right to settle the redemption in cash or, at the Company’s option, common shares of CubeSmart, or a combination of cash and common shares, with the common shares valued at their average closing price during the ten trading days preceding the redemption date.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.  Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”.  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2017 and December 31, 2016, we owned 476 and 475 self-storage properties, respectively, totaling approximately 32.9 million rentable square feet.  As of March 31, 2017, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of March 31, 2017, we managed 356 stores for third parties (including 116 stores containing an aggregate of approximately 6.8 million rentable square feet as part of three separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 832.  As of March 31, 2017, we managed stores for third parties in the following 27 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia and West Virginia.

We derive revenues principally from rents received from customers who rent cubes at our self-storage properties under month-to-month leases.  Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels.  In addition, our operating results depend on the ability of our customers to make required rental payments to us.  Our approach to the management and operation of our stores combines centralized marketing, revenue management and other operational support with local operations teams that provide market-level oversight and control.  We believe this approach allows us to respond quickly and effectively to changes in local market conditions, and to maximize revenues by managing rental rates and occupancy levels.

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

We have one reportable segment:  we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York,

Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the three months ended March 31, 2017.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2017 and 2016.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2017 and 2016.

Recent Accounting Pronouncements

In February 2017, as part of the new revenue standard, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective at the same time an entity adopts the new revenue standard. Upon adoption, the Company expects that the majority of its sale transactions will treated as dispositions of nonfinancial assets rather than dispositions of a business, given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard is effective on January 1, 2018, however early adoption is permitted. Upon adoption of the new guidance, the Company expects that the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard is effective on January 1, 2018, however early adoption is permitted. The standard requires the use of the retrospective transition method. The Company is in the process of evaluating the impact of this new guidance.

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

In March 2016, the FASB issued ASU No. 2016-09 - Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The Company has elected to account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The new standard became effective for the Company on January 1, 2017. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of the new standard on the Company’s consolidated financial statements and related disclosures.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures. At this point in time, the Company does not believe the standards will have a material impact on its consolidated financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s property management fee revenue will be included in the scope of the new guidance, however, based on the Company’s initial assessment, it appears that revenue recognized under the new guidance will not differ materially from revenue recognized under existing guidance.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the

applicable periods presented.   We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of March 31, 2017, we owned 432 same-store properties and 44 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  At March 31, 2017 and 2016, we owned 476 and 456 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2016 through March 31, 2017:

	2017	2016

Balance - January 1	475	445
Stores acquired	—	10
Stores developed	1	1
Balance - March 31	476	456
Stores acquired		7
Stores developed		1
Balance - June 30		464
Stores acquired		7
Balance - September 30		471
Stores acquired		4
Balance - December 31		475

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2017	2016	(Decrease)	Change	2017	2016	2017	2016	2017	2016	(Decrease)	Change
REVENUES:
Rental income	$107,353	$101,849	$5,504	5.4%	$9,704	$3,148	$—	$—	$117,057	$104,997	$12,060	11.5%
Other property related income	11,196	10,623	573	5.4%	947	316	840	824	12,983	11,763	1,220	10.4%
Property management fee income	—	—	—	0.0%	—	—	2,997	2,111	2,997	2,111	886	42.0%
Total revenues	118,549	112,472	6,077	5.4%	10,651	3,464	3,837	2,935	133,037	118,871	14,166	11.9%

OPERATING EXPENSES:
Property operating expenses	35,330	33,945	1,385	4.1%	4,394	1,692	5,150	4,582	44,874	40,219	4,655	11.6%
NET OPERATING INCOME (LOSS):	83,219	78,527	4,692	6.0%	6,257	1,772	(1,313)	(1,647)	88,163	78,652	9,511	12.1%

Store count	432	432			44	24			476	456
Total square footage	29,504	29,504			3,427	1,846			32,931	31,350
Period End Occupancy (1)	92.7%	92.2%			73.5%	59.4%			90.7%	90.3%
Period Average Occupancy (2)	92.2%	91.8%
Realized annual rent per occupied sq. ft. (3)	$15.78	$15.05

Depreciation and amortization									38,119	39,356	(1,237)	(3.1)%
General and administrative									9,494	8,228	1,266	15.4%
Acquisition related costs									159	2,342	(2,183)	(93.2)%
Subtotal									47,772	49,926	(2,154)	(4.3)%
OPERATING INCOME									40,391	28,726	11,665	40.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(13,599)	(12,084)	(1,515)	(12.5)%
Loan procurement amortization expense									(706)	(605)	(101)	(16.7)%
Equity in losses of real estate ventures									(772)	(512)	(260)	(50.8)%
Other									(108)	330	(438)	(132.7)%
Total other expense									(15,185)	(12,871)	(2,314)	(18.0)%

NET INCOME									25,206	15,855	9,351	59.0%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(277)	(172)	(105)	(61.0)%
Noncontrolling interests in subsidiaries									57	67	(10)	(14.9)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$24,986	$15,750	$9,236	58.6%
Distributions to preferred shareholders									—	(1,502)	1,502	100.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$24,986	$14,248	$10,738	75.4%

(1)	Represents occupancy at March 31st of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $105.0 million during the three months ended March 31, 2016 to $117.1 million during the three months ended March 31, 2017, an increase of $12.1 million, or 11.5%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 40 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portoflio increased 4.9% as a result of higher asking rates for new and existing customers and lower levels of promotional discounts for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.  The remaining increase is primarily attributable to $6.6 million of additional income from the stores acquired or opened in 2015 and 2016 included in our non-same store portfolio.

Other property related income increased from $11.8 million during the three months ended March 31, 2016 to $13.0 million during the three months ended March 31, 2017, an increase of $1.2 million, or 10.4%.  This increase is primarily attributable to increased fee revenue and insurance fees of $1.1 million, which is mainly attributable to increased insurance participation and higher average occupancy, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Property management fee income increased from $2.1 million during the three months ended March 31, 2016 to $3.0 million during the three months ended March 31, 2017, an increase of $0.9 million, or 42.0%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (356 stores as of March 31, 2017 compared to 252 stores as of March 31, 2016).

Operating Expenses

Property operating expenses increased from $40.2 million during the three months ended March 31, 2016 to $44.9 million during the three months ended March 31, 2017, an increase of $4.7 million, or 11.6%.  This increase is primarily attributable to $2.7 million of increased expenses associated with newly acquired stores and a $1.4 million increase, or 4.1%, in property operating expenses on the same-store portfolio, primarily due to higher property tax expenses.

Depreciation and amortization decreased from $39.4 million during the three months ended March 31, 2016 to $38.1 million during the three months ended March 31, 2017, a decrease of $1.2 million, or 3.1%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisition of 22 properties from Storage Deluxe in 2011 and 2012 that were fully depreciated.

General and administrative expenses increased from $8.2 million during the three months ended March 31, 2016 to $9.5 million, an increase of $1.3 million, or 15.4%. The change is primarily attributable to increased professional fees and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs decreased from $2.3 million during the three months ended March 31, 2016 to $0.2 million during the three months ended March 31, 2017. Acquisition costs are non-recurring and fluctuate based on periodic investment activity.

Other (Expense) Income

Interest expense increased from $12.1 million during the three months ended March 31, 2016 to $13.6 million during the three months ended March 31, 2017, an increase of $1.5 million, or 12.5%.  The increase is attributable to a higher amount of outstanding debt during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 offset by lower interest rates during the 2017 period. The average outstanding debt balance increased $339.4 million to $1.6 billion during the three months ended March 31, 2017 as compared to $1.3 billion during the three months ended March 31, 2016 as the result of borrowings to fund a portion of the Company’s acquisition activity during 2016. The weighted average effective interest rate on our outstanding debt decreased from 3.98% for the three months ended March 31, 2016 to 3.71% for the three months ended March 31, 2017.

The decrease in distributions to preferred shareholders of $1.5 million from the three months ended March 31, 2016 to the three months ended March 31, 2017 is a result of the redemption of 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares on November 2, 2016.

Cash Flows

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2017 and 2016 is as follows (in thousands):

	Three Months Ended March 31,
Net cash provided by (used in):	2017	2016	Change
	(in thousands)

Operating activities	$67,943	$63,532	$4,411
Investing activities	$(19,852)	$(196,884)	$177,032
Financing activities	$(47,983)	$73,237	$(121,220)

Cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $67.9 million and $63.5 million, respectively, reflecting an increase of $4.4 million.  Our principal source of cash flow is from the operation of our stores. During the three months ended March 31, 2017, our increased cash flow from operating activities was primarily attributable to our 2016 acquisitions and increased net operating income levels on the same-store portfolio in the 2017 period as compared to the 2016 period.

Cash used in investing activities decreased from $196.9 million for the three months ended March 31, 2016 to $19.9 million for the three months ended March 31, 2017, reflecting a decrease of $177.0 million.  The change is primarily driven by a decrease in cash used for property acquisitions. Ten stores were acquired during the three months ended March 31, 2016 for an aggregate purchase price of $184.4 million, while there were no stores acquired during the three months ended March 31, 2017.

For the three months ended March 31, 2017, cash used in financing activities was $48.0 million compared to cash provided by financing activities of $73.2 million during the three months ended March 31, 2016, reflecting a decrease of $121.2 million.  The decrease is primarily a result of a $44.6 million net decrease in revolving credit facility borrowings during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, as well as a $63.0 million decrease in proceeds received from the issuance of common shares. Additionally, there was a $10.6 million increase in cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the Operating Partnership during the three months ended March 31, 2017 compared to the three months ended March 31, 2016, resulting from the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2017 fiscal year, we expect recurring capital expenditures to be approximately $12.0 million to $17.0 million, planned capital improvements and store upgrades to be approximately $4.0 million to $9.0 million and costs associated with the development of new stores to be approximately $45.0 million to $55.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $1.8 million for the remainder of 2017.

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

As of March 31, 2017, we had approximately $3.1 million in available cash and cash equivalents.  In addition, we had approximately $446.3 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$250M 4.375% Guaranteed Notes due 2023 (1)	250,000	250,000	4.50%	Dec-13	Dec-23
$250M 4.000% Guaranteed Notes due 2025 (1)	250,000	250,000	4.03%	Oct-15	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,050,000	1,050,000
Less: Discount on issuance of unsecured senior
notes, net	(3,846)	(3,971)
Less: Loan procurement costs, net	(6,731)	(6,953)
Total unsecured senior notes, net	$1,039,423	$1,039,076

(1)

On April 4, 2017, the Operating Partnership issued an additional $50.0 million of its 4.375% Senior Notes due 2023 and an additional $50.0 million of its 4.000% Senior Notes due 2025 (see “Recent Developments”).

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2017, $200.0 million of unsecured term loan borrowings were outstanding under the Term Loan Facility, $200.0 million of unsecured term loan borrowings were outstanding under the Credit Facility, and $447.0 million was available for borrowing under the unsecured revolving portion of the Credit Facility. The available balance under the unsecured revolving portion of the Credit Facility is reduced by an outstanding letter of credit of $0.7 million. In connection with a portion of the unsecured borrowings, we had interest rate swaps as of March 31, 2017 that fix 30-day LIBOR (see note 10 to the unaudited consolidated financial statements).  As of March 31, 2017, borrowings under the Credit Facility and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.57%.

The Term Loan Facility and the term loan under our Credit Facility were fully drawn at March 31, 2017 and no further borrowings may be made under the term loans.  Our ability to borrow under the revolving portion of the Credit Facility is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2017, we were in compliance with all of our financial covenants and anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

At-the-Market Equity Program

We have an “at-the-market” equity program that enables us to sell common shares through a sales agent. On May 7, 2013, we entered into separate equity distribution agreements (the “Equity Distribution Agreements”) with a group of sales agents (collectively, the “Sales Agents”). The Equity Distribution Agreements were amended on May 5, 2014,

October 2, 2014, December 30, 2015, and March 17, 2017. Pursuant to the Equity Distribution Agreements, as amended, we may sell, from time to time, up to 40.0 million common shares of beneficial interest through the Sales Agents.

We did not sell any common shares under the Equity Distribution Agreements during the three months ended March 31, 2017. As of March 31, 2017, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% Senior Notes due 2023 (the “2023 Notes”) and $50.0 million of its 4.000% Senior Notes due 2025 (the “2025 Notes”). The 2023 Notes are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The 2023 Notes were priced at 105.040% of the principal amount to yield 3.495% to maturity. The 2025 Notes are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The 2025 Notes were priced at 101.343% of the principal amount to yield 3.811% to maturity. Net proceeds to the Operating Partnership from the sale of the 2023 Notes and the 2025 Notes were $104.0 million, which were used to repay all of the outstanding indebtedness under Term Loan A. Unamortized loan procurement costs of $0.2 million were written off in conjunction with the repayment.

On April 12, 2017, we acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was paid with $9.7 million of cash and 58,400 newly created Class C units. Each Class C Unit has a stated value of $25 and bears an annual distribution rate of 3% on the stated value. The holder has the option to tender the Class C Units to the Operating Partnership at any time after six months from the date of issuance and the Operating Partnership has the option to redeem the Class C Units at any time after 12 months from the date of issuance, in each case at a redemption price of $25 per Class C Unit. We have the right to settle the redemption in cash or, at our option, common shares of CubeSmart, or a combination of cash and common shares, with the common shares valued at their average closing price during the ten trading days preceding the redemption date.

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

We believe NOI is useful to investors in evaluating our operating performance because:

•

it is one of the primary measures used by our management and our store managers to evaluate the economic productivity of our stores, including our ability to lease our stores, increase pricing and occupancy and control our property operating expenses;

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016

Net income attributable to the Company’s common shareholders	$24,986	$14,248

Add:
Real estate depreciation and amortization:
Real property	37,476	38,899
Company’s share of unconsolidated real estate ventures	2,780	2,391
Noncontrolling interests in the Operating Partnership	277	172
FFO attributable to common shareholders and OP unitholders	$65,519	$55,710

Add:
Acquisition related costs (1)	159	2,478
FFO attributable to common shareholders and OP unitholders, as adjusted	$65,678	$58,188

Weighted-average diluted shares outstanding	181,265	177,261
Weighted-average diluted units outstanding	2,032	2,160
Weighted-average diluted shares and units outstanding	183,297	179,421

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

As of March 31, 2017, our consolidated debt consisted of $1.3 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of March 31, 2017, there were $53.0 million and $300.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $76.2 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $84.7 million.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are involved in claims from time to time, which arise in the ordinary course of business. In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of those amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties. In the opinion of management, we have made adequate provisions for potential liabilities, arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims, and changes in any such matters, could have a material adverse effect on our business, financial condition, and operating results.

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  The Company brought a motion to partially dismiss the complaint for failure to state a claim, which motion was granted in part and denied in part. The plaintiff has moved to file an amended complaint to re-allege the action dismissed by the Court, which motion is presently pending decision. We intend to vigorously defend the action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

January 1 - January 31	74,964	$26.57	N/A	3,000,000
February 1 - February 28	216	$25.83	N/A	3,000,000
March 1 - March 31	69	$27.18	N/A	3,000,000
Total	75,249	$26.57	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

3.1

Amendment No. 3 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P. dated as of March 15, 2017 (incorporated herein by reference to Exhibit 3.9 to the Company’s Registration Statement on Form S-3, filed on March 17, 2017, File No. 333-216768).

4.1

Form of $50 million aggregate principal amount of 4.375% senior notes due December 15, 2023 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2017).

4.2	Form of CubeSmart Guarantee with respect to 2023 Notes (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on April 5, 2017).

4.3

Form of $50 million aggregate principal amount of 4.000% senior notes due November 15, 2025 (incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 5, 2017).

4.4	Form of CubeSmart Guarantee with respect to 2025 Notes (incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on April 5, 2017).

4.5

Fifth Supplemental Indenture, dated, as of April 4, 2017, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on April 5, 2017).

10.1

Form of Amendment No. 4 to Equity Distribution Agreement, dated March 17, 2017, by and among CubeSmart, CubeSmart, L.P. and each of the Sales Agents, as defined therein (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 17, 2017).

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: April 28, 2017	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2017	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: April 28, 2017	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 28, 2017	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.