Form 10-Q
period 2017-06-30
CubeSmart; CubeSmart, L.P.
filed 2017-07-28
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 26, 2017
Common shares, $0.01 par value per share, of CubeSmart	180,197,669

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2017, owned a 98.6% interest in the Operating Partnership. The remaining 1.4% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Storage properties	$4,071,098	$3,998,180
Less: Accumulated depreciation	(719,214)	(671,364)
Storage properties, net (including VIE assets of $230,599 and $208,048, respectively)	3,351,884	3,326,816
Cash and cash equivalents	8,077	2,973
Restricted cash	4,164	7,893
Loan procurement costs, net of amortization	1,875	2,150
Investment in real estate ventures, at equity	93,757	98,682
Other assets, net	33,481	36,514
Total assets	$3,493,238	$3,475,028

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,141,928	$1,039,076
Revolving credit facility	60,000	43,300
Unsecured term loans, net	299,195	398,749
Mortgage loans and notes payable, net	112,977	114,618
Accounts payable, accrued expenses and other liabilities	126,621	93,764
Distributions payable	49,382	49,239
Deferred revenue	21,964	20,226
Security deposits	422	412
Total liabilities	1,812,489	1,759,384

Noncontrolling interests in the Operating Partnership	59,416	54,407

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 180,197,464 and 180,083,111 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,802	1,801
Additional paid-in capital	2,306,086	2,314,014
Accumulated other comprehensive loss	(666)	(1,850)
Accumulated deficit	(691,778)	(658,583)
Total CubeSmart shareholders’ equity	1,615,444	1,655,382
Noncontrolling interests in subsidiaries	5,889	5,855
Total equity	1,621,333	1,661,237
Total liabilities and equity	$3,493,238	$3,475,028

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES
Rental income	$121,224	$111,538	$238,281	$216,535
Other property related income	13,880	12,643	26,863	24,406
Property management fee income	3,455	2,345	6,452	4,456
Total revenues	138,559	126,526	271,596	245,397
OPERATING EXPENSES
Property operating expenses	44,821	41,607	89,695	81,826
Depreciation and amortization	36,736	41,448	74,855	80,804
General and administrative	8,800	7,891	18,294	16,119
Acquisition related costs	668	2,563	827	4,905
Total operating expenses	91,025	93,509	183,671	183,654
OPERATING INCOME	47,534	33,017	87,925	61,743
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(13,975)	(12,200)	(27,574)	(24,284)
Loan procurement amortization expense	(776)	(611)	(1,482)	(1,216)
Equity in losses of real estate ventures	(253)	(724)	(1,025)	(1,236)
Other	308	901	200	1,231
Total other expense	(14,696)	(12,634)	(29,881)	(25,505)
NET INCOME	32,838	20,383	58,044	36,238
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(427)	(227)	(704)	(399)
Noncontrolling interest in subsidiaries	47	268	104	335
NET INCOME ATTRIBUTABLE TO THE COMPANY	32,458	20,424	57,444	36,174
Distribution to preferred shareholders	—	(1,502)	—	(3,004)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$32,458	$18,922	$57,444	$33,170

Basic earnings per share attributable to common shareholders	$0.18	$0.11	$0.32	$0.19
Diluted earnings per share attributable to common shareholders	$0.18	$0.11	$0.32	$0.19

Weighted-average basic shares outstanding	180,183	177,880	180,174	176,838
Weighted-average diluted shares outstanding	181,189	179,221	181,198	178,172

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME	$32,838	$20,383	$58,044	$36,238
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(4)	(581)	137	(2,235)
Reclassification of realized losses on interest rate swaps	366	1,268	1,061	2,594
OTHER COMPREHENSIVE INCOME	362	687	1,198	359
COMPREHENSIVE INCOME	33,200	21,070	59,242	36,597
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(432)	(235)	(718)	(403)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	47	268	104	335
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$32,815	$21,103	$58,628	$36,529

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2016	180,083	$1,801	—	$—	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries									545	545
Acquisition of noncontrolling interest in subsidiary					(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares					(178)			(178)		(178)
Issuance of restricted shares	104	1						1		1
Issuance of OP units											12,324
Conversion from units to shares	1				25			25		25	(25)
Exercise of stock options	9				94			94		94
Amortization of restricted shares					(7)			(7)		(7)
Share compensation expense					764			764		764
Adjustment for noncontrolling interests in the Operating Partnership							6,793	6,793		6,793	(6,793)
Net income (loss)							57,444	57,444	(104)	57,340	704
Other comprehensive income, net						1,184		1,184		1,184	14
Common share distributions							(97,432)	(97,432)		(97,432)	(1,215)
Balance at June 30, 2017	180,197	$1,802	—	$—	$2,306,086	$(666)	$(691,778)	$1,615,444	$5,889	$1,621,333	$59,416

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries									4,396	4,396
Issuance of common shares	2,820	28			88,574			88,602		88,602
Issuance of restricted shares	121	1						1		1
Issuance of OP units											1,500
Exercise of stock options	641	6			12,193			12,199		12,199
Amortization of restricted shares					171			171		171
Share compensation expense					623			623		623
Adjustment for noncontrolling interest in the Operating Partnership							(1,469)	(1,469)		(1,469)	1,469
Net income (loss)							36,174	36,174	(335)	35,839	399
Other comprehensive income, net						355		355		355	4
Preferred share distributions							(3,004)	(3,004)		(3,004)
Common share distributions							(74,736)	(74,736)		(74,736)	(919)
Balance at June 30, 2016	178,250	$1,782	3,100	$31	$2,332,742	$(4,623)	$(627,689)	$1,702,243	$5,587	$1,707,830	$68,581

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$58,044	$36,238
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76,337	82,020
Equity in losses of real estate ventures	1,025	1,236
Equity compensation expense	2,773	2,404
Accretion of fair market value adjustment of debt	(225)	(504)
Changes in other operating accounts:
Restricted cash	15	272
Other assets	(4,843)	(3,630)
Accounts payable and accrued expenses	12,773	5,891
Other liabilities	1,610	1,660
Net cash provided by operating activities	$147,509	$125,587
Investing Activities
Acquisitions of storage properties	(13,409)	(235,577)
Additions and improvements to storage properties	(15,816)	(13,261)
Development costs	(21,023)	(94,496)
Investment in real estate ventures, at equity	(123)	(7,586)
Cash distributed from real estate ventures	4,023	3,716
Change in restricted cash	(15)	137
Net cash used in investing activities	$(46,363)	$(347,067)
Financing Activities
Proceeds from:
Unsecured senior notes	103,192	—
Revolving credit facility	305,300	655,100
Principal payments on:
Revolving credit facility	(288,600)	(505,100)
Unsecured term loans	(100,000)	—
Mortgage loans and notes payable	(7,400)	(13,659)
Loan procurement costs	(953)	—
Acquisition of noncontrolling interest in subsidiary	(7,533)	—
Proceeds from issuance of common shares, net	(177)	88,603
Cash paid upon vesting of restricted shares	(2,016)	(1,610)
Exercise of stock options	94	12,199
Contributions from noncontrolling interests in subsidiaries	545	4,396
Distributions paid to common shareholders	(97,397)	(73,984)
Distributions paid to preferred shareholders	—	(3,004)
Distributions paid to noncontrolling interests in Operating Partnership	(1,097)	(907)
Net cash (used in) provided by financing activities	$(96,042)	$162,034
Change in cash and cash equivalents	5,104	(59,446)
Cash and cash equivalents at beginning of period	2,973	62,869
Cash and cash equivalents at end of period	$8,077	$3,423
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$31,410	$26,879
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)
Accretion of liability	$16,068	$4,174
Derivative valuation adjustment	$1,198	$359
Mortgage loan assumptions	$6,201	$41,513
Issuance of OP units	$12,324	$—
Liability for acquisition of storage property	$1,470	$—
Liability for acquisition of noncontrolling interest in subsidiary	$1,500	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Storage properties	$4,071,098	$3,998,180
Less: Accumulated depreciation	(719,214)	(671,364)
Storage properties, net (including VIE assets of $230,599 and $208,048, respectively)	3,351,884	3,326,816
Cash and cash equivalents	8,077	2,973
Restricted cash	4,164	7,893
Loan procurement costs, net of amortization	1,875	2,150
Investment in real estate ventures, at equity	93,757	98,682
Other assets, net	33,481	36,514
Total assets	$3,493,238	$3,475,028

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,141,928	$1,039,076
Revolving credit facility	60,000	43,300
Unsecured term loans, net	299,195	398,749
Mortgage loans and notes payable, net	112,977	114,618
Accounts payable, accrued expenses and other liabilities	126,621	93,764
Distributions payable	49,382	49,239
Deferred revenue	21,964	20,226
Security deposits	422	412
Total liabilities	1,812,489	1,759,384

Limited Partnership interests of third parties	59,416	54,407

Commitments and contingencies

Capital
Operating Partner	1,616,110	1,657,232
Accumulated other comprehensive loss	(666)	(1,850)
Total CubeSmart, L.P. capital	1,615,444	1,655,382
Noncontrolling interests in subsidiaries	5,889	5,855
Total capital	1,621,333	1,661,237
Total liabilities and capital	$3,493,238	$3,475,028

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

REVENUES
Rental income	$121,224	$111,538	$238,281	$216,535
Other property related income	13,880	12,643	26,863	24,406
Property management fee income	3,455	2,345	6,452	4,456
Total revenues	138,559	126,526	271,596	245,397
OPERATING EXPENSES
Property operating expenses	44,821	41,607	89,695	81,826
Depreciation and amortization	36,736	41,448	74,855	80,804
General and administrative	8,800	7,891	18,294	16,119
Acquisition related costs	668	2,563	827	4,905
Total operating expenses	91,025	93,509	183,671	183,654
OPERATING INCOME	47,534	33,017	87,925	61,743
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(13,975)	(12,200)	(27,574)	(24,284)
Loan procurement amortization expense	(776)	(611)	(1,482)	(1,216)
Equity in losses of real estate ventures	(253)	(724)	(1,025)	(1,236)
Other	308	901	200	1,231
Total other expense	(14,696)	(12,634)	(29,881)	(25,505)
NET INCOME	32,838	20,383	58,044	36,238
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	47	268	104	335
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	32,885	20,651	58,148	36,573
Operating Partnership interests of third parties	(427)	(227)	(704)	(399)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	32,458	20,424	57,444	36,174
Distribution to preferred unitholders	—	(1,502)	—	(3,004)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$32,458	$18,922	$57,444	$33,170

Basic earnings per unit attributable to common unitholders	$0.18	$0.11	$0.32	$0.19
Diluted earnings per unit attributable to common unitholders	$0.18	$0.11	$0.32	$0.19

Weighted-average basic units outstanding	180,183	177,880	180,174	176,838
Weighted-average diluted units outstanding	181,189	179,221	181,198	178,172

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

NET INCOME	$32,838	$20,383	$58,044	$36,238
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(4)	(581)	137	(2,235)
Reclassification of realized losses on interest rate swaps	366	1,268	1,061	2,594
OTHER COMPREHENSIVE INCOME	362	687	1,198	359
COMPREHENSIVE INCOME	33,200	21,070	59,242	36,597
Comprehensive income attributable to Operating Partnership interests of third parties	(432)	(235)	(718)	(403)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	47	268	104	335
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$32,815	$21,103	$58,628	$36,529

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2016	180,083	—	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries						545	545
Acquisition of noncontrolling interest in subsidiary			(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units			(178)		(178)		(178)
Issuance of restricted OP units	104		1		1		1
Issuance of OP units								12,324
Conversion from OP units to shares	1		25		25		25	(25)
Exercise of OP unit options	9		94		94		94
Amortization of restricted OP units			(7)		(7)		(7)
OP unit compensation expense			764		764		764
Adjustment for Limited Partnership interests of third parties			6,793		6,793		6,793	(6,793)
Net income (loss)			57,444		57,444	(104)	57,340	704
Other comprehensive income, net				1,184	1,184		1,184	14
Common OP unit distributions			(97,432)		(97,432)		(97,432)	(1,215)
Balance at June 30, 2017	180,197	—	$1,616,110	$(666)	$1,615,444	$5,889	$1,621,333	$59,416

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries						4,396	4,396
Issuance of common OP units	2,820		88,602		88,602		88,602
Issuance of restricted OP units	121		1		1		1
Issuance of OP units								1,500
Exercise of OP unit options	641		12,199		12,199		12,199
Amortization of restricted OP units			171		171		171
OP unit compensation expense			623		623		623
Adjustment for Operating Partnership interests of third parties			(1,469)		(1,469)		(1,469)	1,469
Net income (loss)			36,174		36,174	(335)	35,839	399
Other comprehensive income, net				355	355		355	4
Preferred OP unit distributions			(3,004)		(3,004)		(3,004)
Common OP unit distributions			(74,736)		(74,736)		(74,736)	(919)
Balance at June 30, 2016	178,250	3,100	$1,706,866	$(4,623)	$1,702,243	$5,587	$1,707,830	$68,581

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$58,044	$36,238
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	76,337	82,020
Equity in losses of real estate ventures	1,025	1,236
Equity compensation expense	2,773	2,404
Accretion of fair market value adjustment of debt	(225)	(504)
Changes in other operating accounts:
Restricted cash	15	272
Other assets	(4,843)	(3,630)
Accounts payable and accrued expenses	12,773	5,891
Other liabilities	1,610	1,660
Net cash provided by operating activities	$147,509	$125,587
Investing Activities
Acquisitions of storage properties	(13,409)	(235,577)
Additions and improvements to storage properties	(15,816)	(13,261)
Development costs	(21,023)	(94,496)
Investment in real estate ventures, at equity	(123)	(7,586)
Cash distributed from real estate ventures	4,023	3,716
Change in restricted cash	(15)	137
Net cash used in investing activities	$(46,363)	$(347,067)
Financing Activities
Proceeds from:
Unsecured senior notes	103,192	—
Revolving credit facility	305,300	655,100
Principal payments on:
Revolving credit facility	(288,600)	(505,100)
Unsecured term loans	(100,000)	—
Mortgage loans and notes payable	(7,400)	(13,659)
Loan procurement costs	(953)	—
Acquisition of noncontrolling interest in subsidiary	(7,533)	—
Proceeds from issuance of common OP units	(177)	88,603
Redemption of preferred units
Cash paid upon vesting of restricted OP units	(2,016)	(1,610)
Exercise of OP unit options	94	12,199
Contributions from noncontrolling interests in subsidiaries	545	4,396
Distributions paid to common OP unitholders	(98,494)	(74,891)
Distributions paid to preferred OP unitholders	—	(3,004)
Net cash (used in) provided by financing activities	$(96,042)	$162,034
Change in cash and cash equivalents	5,104	(59,446)
Cash and cash equivalents at beginning of period	2,973	62,869
Cash and cash equivalents at end of period	$8,077	$3,423
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$31,410	$26,879
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)
Accretion of liability	$16,068	$4,174
Derivative valuation adjustment	$1,198	$359
Mortgage loan assumptions	$6,201	$41,513
Issuance of OP units	$12,324	$—
Liability for acquisition of storage property	$1,470	$—
Liability for acquisition of noncontrolling interest in subsidiary	$1,500	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2017, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of June 30, 2017, the Parent Company owned approximately 98.6% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time (except, in the case of the Class C OP Units issued on April 12, 2017, such right may be exercised at any time on or after October 12, 2017 and, in the case of the 440,160 OP Units issued on May 9, 2017, such right may be exercised at any time on or after May 9, 2018) for cash equal to the fair value of an equivalent number of common shares of the Parent Company or, in the case of Class C OP Units, the stated value of such Class C OP Units. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis or, in the case of Class C OP Units, for common shares with a fair value equal to the stated value of such Class C OP Units. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2016, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

During the first quarter of 2017, the Company adopted ASU No. 2016-09 - Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires retrospective application for the cash flow presentation of cash withheld upon restricted stock vesting and paid by the Company to a taxing authority to satisfy the employee’s related tax obligation. See “Recent Accounting Pronouncements” below. As a result of adopting the new guidance, $1.6 million of vested restricted shares that were withheld to satisfy employee tax obligations and paid to the taxing authorities, were reclassified from operating activities to financing activities within Company’s consolidated statements of cash flows for the six months ended June 30, 2016.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2017	2016
	(in thousands)
Land	$659,099	$649,744
Buildings and improvements	2,974,795	2,928,275
Equipment	204,822	217,867
Construction in progress	232,382	202,294
Storage properties	4,071,098	3,998,180
Less: Accumulated depreciation	(719,214)	(671,364)
Storage properties, net	$3,351,884	$3,326,816

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2016 through June 30, 2017:

			Number	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	of Stores	(in thousands)

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
			3	$33,050

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550

4. INVESTMENT ACTIVITY

2017 Acquisitions

During the six months ended June 30, 2017, the Company acquired two stores for an aggregate purchase price of approximately $21.9 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $2.0 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2017 was approximately $0.3 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP units that were valued at approximately $12.3 million to pay the remainder of the purchase price (see note 12).

During the six months ended June 30, 2017, the Company also acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was paid with $9.7 million of cash and 58,400 newly created Class C OP units. Each Class C OP Unit has a stated value of $25 and bears an annual distribution rate of 3% of the stated value. The holder has the option to tender the Class C OP Units to the Operating Partnership at any time after six months from the date of issuance, and the Operating Partnership has the option to redeem the Class C OP Units at any time after 12 months from the date of issuance, in each case at a redemption price of $25 per Class C OP Unit. The Company has the right to settle the redemption in cash or, at the Company’s option, common shares of CubeSmart, or a combination of cash and common shares, with the common shares valued at their closing price on the redemption date. Because the Class C OP Units represent an unconditional obligation that the Company may settle by issuing a variable number of its common shares with a monetary value that is known at inception, they have been classified as a liability in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if necessary, will be made to the purchase price allocation, in no case later than twelve months of the acquisition date. During the six months ended June 30, 2017, there have been no adjustments made to the purchase price allocation of assets acquired and liabilities assumed.

As of June 30, 2017, the Company was under contract and had made aggregate deposits of $1.8 million associated with three stores under construction for a total purchase price of $49.9 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these three stores is expected to occur by the first quarter of 2018 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired 28 stores, including three stores upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $403.6 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $18.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the six months ended June 30, 2017 was approximately $6.3 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

Development

As of June 30, 2017, the Company had invested in joint ventures to develop seven self-storage properties located in Massachusetts (1) New Jersey (1), and New York (5), including one property in New York that is partially open (see note 12). Additionally, during the second quarter of 2016, the Company issued 61,224 OP Units, valued at approximately $1.5 million, to pay the remaining consideration on its store that is under construction in Washington, D.C. and was previously owned by a joint venture. Construction for all projects is expected to be completed by the first quarter of 2019. As of June 30, 2017, development costs incurred to date for these projects totaled $214.4 million. Total construction costs for these projects are expected to be $347.8 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2016 through June 30, 2017. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

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

During the fourth quarter of 2015, the Company, through a joint venture in which the Company owned a 90% interest and previously consolidated, completed the construction and opened for operation a store located in Brooklyn, NY. On June 2, 2017, the Company acquired the noncontrolling member’s 10% interest in the venture for $9.0 million, of which $7.5 million has been paid. The remaining $1.5 million is to be paid upon completion of certain development obligations and is included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $8.6 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.  In conjunction with the Company’s acquisition of the noncontrolling interest, the $9.8 million related party loan extended by the Company to the venture during the construction period was repaid in full.

The following table summarizes the Company’s revenue and earnings associated with the 2017 acquisitions from the respective acquisition dates, that are included in the consolidated statements of operations for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
	(in thousands)
Total revenue	$274	$274
Net loss	(339)	(339)

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

During the first quarter of 2016, HVP agreed to acquire a property portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 2, 2016 for $2.7 million. In conjunction with the acquisitions, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP to $16.1 million as of June 30, 2017. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the Ventures as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Assets
Storage properties, net	$653,941	$667,975
Other assets	12,496	17,003
Total assets	$666,437	$684,978

Liabilities and equity
Other liabilities	$9,549	$6,516
Debt	346,068	345,631
Equity
CubeSmart	93,757	98,682
Joint venture partners	217,063	234,149
Total liabilities and equity	$666,437	$684,978

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Total revenues	$20,196	$16,659	$39,618	$28,983
Operating expenses	8,553	7,420	17,520	13,862
Interest expense, net	2,919	2,469	5,818	4,324
Depreciation and amortization	10,682	14,436	24,400	24,186
Net loss	$(1,958)	$(7,666)	$(8,120)	$(13,389)
Company’s share of net loss	$(253)	$(724)	$(1,025)	$(1,236)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	250,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	250,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,050,000
Less: Discount on issuance of unsecured senior
notes, net	(642)	(3,971)
Less: Loan procurement costs, net	(7,430)	(6,953)
Total unsecured senior notes, net	$1,141,928	$1,039,076

(1)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million traunches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted-average effective interest rate of the 2023 notes is 4.330%.

(2)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million traunches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted-average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants,  including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of June 30, 2017, $439.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of June 30, 2017, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Unsecured Term Loans	2017	2016	Interest Rate (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	2.52%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jun-18
Unsecured term loan (3)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	400,000
Less: Loan procurement costs, net	(805)	(1,251)
Total unsecured term loans, net	$299,195	$398,749

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loans scheduled to mature in June 2018 and January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps. As of June 30, 2017, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.82%.

(2)

On April 6, 2017, the Company used the net proceeds from the issuance of $50.0 million of its 4.375% Senior Notes due 2023 and $50.0 million of its 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under its unsecured term loan that was scheduled to mature in June 2018. Unamortized loan procurement costs of $0.2 million were written off in conjunction with the repayment.

(3)	As of June 30, 2017, the Company had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at June 30, 2017 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2017, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2017	2016	Interest Rate	Date
	(in thousands)
YSI 67	$—	$6,216	2.55%	Mar-17
YSI 33	9,706	9,860	6.42%	Jul-19
YSI 26	8,326	8,423	4.56%	Nov-20
YSI 57	2,923	2,957	4.61%	Nov-20
YSI 55	22,732	22,952	4.85%	Jun-21
YSI 24	26,085	26,464	4.64%	Jun-21
YSI 65	2,434	2,457	3.85%	Jun-23
YSI 66	31,993	32,257	3.51%	Jun-23
YSI 68	5,863	—	3.78%	May-24
Principal balance outstanding	110,062	111,586
Plus: Unamortized fair value adjustment	3,661	3,742
Less: Loan procurement costs, net	(746)	(710)
Total mortgage loans and notes payable, net	$112,977	$114,618

As of June 30, 2017 and December 31, 2016, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $238.9 million and $233.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2017 (in thousands):

2017	$1,266
2018	2,650
2019	11,652
2020	12,792
2021	45,057
2022 and thereafter	36,645
Total mortgage payments	110,062
Plus: Unamortized fair value adjustment	3,661
Less: Loan procurement costs, net	(746)
Total mortgage loans and notes payable, net	$112,977

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2017 (in thousands):

	Unrealized losses
	on interest rate
	swaps

Other comprehensive gain before reclassifications	$135
Amounts reclassified from accumulated other comprehensive loss	1,049	(1)
Net current-period other comprehensive gain	1,184
Balance at December 31, 2016	(1,850)
Balance at June 30, 2017	$(666)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2017 and December 31, 2016, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount					Fair Value
Product	Type (a)	June 30, 2017	December 31, 2016	Strike	Effective Date	Maturity	June 30, 2017	December 31, 2016

Swap	Cash flow	$—	$75,000	1.3360%	12/30/2011	3/31/2017	$—	$(103)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	25,000	1.3375%	12/30/2011	3/31/2017	—	(34)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(429)	(797)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(435)	(804)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(218)	(404)
		$100,000	$300,000				$(1,082)	$(2,280)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of June 30, 2017 and December 31, 2016, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $1.0 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the six months ended June 30, 2017.  The Company estimates that $1.1 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of June 30, 2017 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$1,082	$—

Total liabilities at fair value	$—	$1,082	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2017 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of June 30, 2017, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2017 and December 31, 2016. The aggregate carrying value of the Company’s debt was $1.6 billion at June 30, 2017 and December 31, 2016. The estimated fair value of the Company’s debt was $1.7 billion and $1.6 billion at June 30, 2017 and December 31, 2016, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2017 and December 31, 2016. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number of		Estimated	Ownership	June 30, 2017
Development Ventures	Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	$800	$—
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	20,488	5,218
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q3 2018 (est.)	90%	3,643	3
CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q2 2018 (est.)	90%	793	719
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q2 2018 (est.)	51%	48,825	25,157
3068 Cropsey Avenue, LLC ("Cropsey Ave") (1)	1	Brooklyn, NY	Q4 2017 (est.)	51%	35,315	18,714
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017 (est.)	90%	82,232	35,622
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Brooklyn, NY	Q4 2015	90%	18,106	12,749
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,148	12,742
	9				$226,350	$110,924

(1)

The noncontrolling members of 22nd St, 46th St, Cropsey Ave, and Exterior St have the option to put their ownership interest in the ventures to the Company for $11.5 million, $14.2 million, $20.4 million and $37.8 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of 22nd St, 46th St, Cropsey Ave, and Exterior St for $11.5 million, $14.2 million, $20.4 million and $37.8 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of June 30, 2017, has accrued $5.0 million, $15.8 million, and $23.1 million related to 46th St, Cropsey Ave, and Exterior St, respectively. The Company has not accrued any liability for 22nd St as of June 30, 2017.

(2)

In connection with the acquired property, 55th St assumed mortgage debt that was recorded at a fair value of $35.0 million, which fair value includes an outstanding principal balance totaling $32.5 million and a net premium of $2.5 million to reflect the estimated fair value of the debt at the time of assumption. The loan accrues interest at a fixed rate of 4.68%, matures on June 7, 2023, and is fully guaranteed by the Company. During the second quarter of 2017, construction of a portion of the building was substantially completed and opened for operation. The remainder of the development is expected to be completed during the third quarter of 2017.

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of June 30, 2017, the Company has funded $12.7 million of a total $12.8 million loan commitment to Jamaica Ave and $12.6 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation. As of June 30, 2017, the Company has not funded any of its $10.8 million or $6.2 million loan commitments to Waltham and 92nd St, respectively.

See note 4 for details regarding the Company’s June 2, 2017 acquisition of the noncontrolling interest in a previously consolidated joint venture that developed and owned a store in Brooklyn, NY.

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

Approximately 1.4% and 1.1% of the outstanding OP Units as of June 30, 2017 and December 31, 2016, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 9, 2017, the Company acquired a store in Maryland for $18.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $5.9 million. In conjunction with the closing, the Company issued 440,160 OP Units, valued at approximately $12.3 million to pay the remaining consideration.

On May 14, 2015, the Company closed on the acquisition of real property that will be developed into a self-storage property in Washington, D.C.  In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. On April 18, 2016, upon the completion of certain milestones, the Company issued 61,224 additional OP Units, valued at approximately $1.5 million, to pay the remaining consideration. The store is expected to commence operations during the third quarter of 2017.

As of June 30, 2017 and December 31, 2016, 2,471,554 and 2,032,394 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at June 30, 2017 and December 31, 2016. The Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding increase to capital of $6.8 million and $7.4 million at June 30, 2017 and December 31, 2016, respectively.

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

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  The Company continues to vigorously defend the action.

14. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related parties. Management agreements provide generally for management fees of between 5-6% of cash collections at the managed stores. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2017 totaled $0.9 million and $1.8 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2016 totaled $0.7 million and $1.2 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $6.3 million and $3.3 million as of June 30, 2017 and December 31, 2016, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company has outstanding mortgage loans receivable from consolidated joint ventures of $25.3 million and $34.7 million as of June 30, 2017 and December 31, 2016, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HHFNE and HVP operating agreements provide for acquisition fees payable from HHFNE and HVP to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HHFNE, HVP, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three and six months ended June 30, 2017, the Company recognized $0.4 million in acquisition fees. During the three and six months ended June 30, 2016, the Company recognized $1.2 million and $1.8 million, respectively, in acquisition fees. Acquisition fees are included in Other income on the consolidated statements of operations.

15. PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2017 and the year ended December 31, 2016, the Company acquired three stores for an aggregate purchase price of approximately $33.1 million (see note 4) and 28 stores for an aggregate purchase price of approximately $403.6 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2017 and 2016 based on the assumptions described above:

	Six Months Ended June 30,
	2017	2016
	(in thousands, except per share data)

Pro forma revenue	$272,260	$254,178
Pro forma net income from continuing operations	$65,653	$52,642
Earnings per common share from continuing operations:
Basic - as reported	$0.32	$0.19
Diluted - as reported	$0.32	$0.19
Basic - as pro forma	$0.36	$0.28
Diluted - as pro forma	$0.36	$0.28

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2017 and December 31, 2016, we owned 478 and 475 self-storage properties, respectively, totaling approximately 33.2 million and 30.4 million rentable square feet, respectively.  As of June 30, 2017, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of June 30, 2017, we managed 390 stores for third parties (including 116 stores containing an aggregate of approximately 6.8 million rentable square feet as part of three separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 868.  As of June 30, 2017, we managed stores for third parties in the following 30 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, and West Virginia.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York,

Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the six months ended June 30, 2017.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the six months ended June 30, 2017 and 2016.

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

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our equity incentive plans.  The share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options.   The Company has elected to recognize compensation expense on a straight-line basis over the requisite service period.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the six months ended June 30, 2017 and 2016.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the

applicable periods presented.   We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of June 30, 2017, we owned 432 same-store properties and 46 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of  June 30, 2017 and 2016, we owned 478 and 464 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2016 through June 30, 2017:

	2017	2016

Balance - January 1	475	445
Stores acquired	—	10
Stores developed	1	1
Balance - March 31	476	456
Stores acquired	3	7
Stores developed	—	1
Stores combined (1)	(1)	—
Balance - June 30	478	464
Stores acquired		7
Balance - September 30		471
Stores acquired		4
Balance - December 31		475

(1)

On May 16, 2017, the Company acquired a store located in Sacramento, CA for approximately $3.7 million, which is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2017	2016	(Decrease)	Change	2017	2016	2017	2016	2017	2016	(Decrease)	Change
REVENUES:
Rental income	$110,659	$106,051	$4,608	4.3%	$10,565	$5,487	$—	$—	$121,224	$111,538	$9,686	8.7%
Other property related income	11,691	11,315	376	3.3%	1,183	626	1,006	702	13,880	12,643	1,237	9.8%
Property management fee income	—	—	—	0.0%	—	—	3,455	2,345	3,455	2,345	1,110	47.3%
Total revenues	122,350	117,366	4,984	4.2%	11,748	6,113	4,461	3,047	138,559	126,526	12,033	9.5%

OPERATING EXPENSES:
Property operating expenses	35,072	34,216	856	2.5%	4,519	2,590	5,230	4,801	44,821	41,607	3,214	7.7%
NET OPERATING INCOME (LOSS):	87,278	83,150	4,128	5.0%	7,229	3,523	(769)	(1,754)	93,738	84,919	8,819	10.4%

Store count	432	432			46	32			478	464
Total square footage	29,542	29,542			3,669	2,417			33,211	31,959
Period End Occupancy (1)	94.6%	94.4%			80.5%	61.7%			93.0%	91.8%
Period Average Occupancy (2)	93.8%	93.6%
Realized annual rent per occupied sq. ft. (3)	$15.97	$15.37

Depreciation and amortization									36,736	41,448	(4,712)	(11.4)%
General and administrative									8,800	7,891	909	11.5%
Acquisition related costs									668	2,563	(1,895)	(73.9)%
Subtotal									46,204	51,902	(5,698)	(11.0)%
OPERATING INCOME									47,534	33,017	14,517	44.0%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(13,975)	(12,200)	(1,775)	(14.5)%
Loan procurement amortization expense									(776)	(611)	(165)	(27.0)%
Equity in losses of real estate ventures									(253)	(724)	471	65.1%
Other									308	901	(593)	(65.8)%
Total other expense									(14,696)	(12,634)	(2,062)	(16.3)%

NET INCOME									32,838	20,383	12,455	61.1%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(427)	(227)	(200)	(88.1)%
Noncontrolling interests in subsidiaries									47	268	(221)	(82.5)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$32,458	$20,424	$12,034	58.9%
Distribution to preferred shareholders									—	(1,502)	1,502	100.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$32,458	$18,922	$13,536	71.5%

(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $111.5 million during the three months ended June 30, 2016 to $121.2 million during the three months ended June 30, 2017, an increase of $9.7 million, or 8.7%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 20 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 3.9% as a result of higher asking rates for new and existing customers for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016.  The remaining increase is primarily attributable to $5.1 million of additional rental income from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Other property related income increased from $12.6 million during the three months ended June 30, 2016 to $13.9 million during the three months ended June 30, 2017, an increase of $1.2 million, or 9.8%.  This increase is primarily attributable to other property related income derived from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Property management fee income increased from $2.3 million during the three months ended June 30, 2016 to $3.5 million during the three months ended June 30, 2017, an increase of $1.1 million, or 47.3%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (390 stores as of June 30, 2017 compared to 277 stores as of June 30, 2016).

Operating Expenses

Property operating expenses increased from $41.6 million during the three months ended June 30, 2016 to $44.8 million during the three months ended June 30, 2017, an increase of $3.2 million, or 7.7%.  This increase is primarily attributable to $1.9 million of increased expenses associated with newly acquired stores and a $0.9 million increase, or 2.5%, in property operating expenses on the same-store portfolio, primarily due to higher property tax expenses.

Depreciation and amortization decreased from $41.4 million during the three months ended June 30, 2016 to $36.7 million during the three months ended June 30, 2017, a decrease of $4.7 million, or 11.4%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisition of 22 properties from Storage Deluxe in 2011 and 2012 that were fully depreciated.

General and administrative expenses increased from $7.9 million during the three months ended June 30, 2016 to $8.8 million, an increase of $0.9 million, or 11.5%. The change is primarily attributable to increased professional fees and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs decreased from $2.6 million during the three months ended June 30, 2016 to $0.7 million during the three months ended June 30, 2017. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (Expense) Income

Interest expense increased from $12.2 million during the three months ended June 30, 2016 to $14.0 million during the three months ended June 30, 2017, an increase of $1.8 million, or 14.5%.  The increase is attributable to a higher amount of outstanding debt during the three months ended June 30, 2017 as compared to the three months ended June 30, 2016, partially offset by lower interest rates during the 2017 period. The average outstanding debt balance increased $242.6 million to $1.6 billion during the three months ended June 30, 2017 as compared to $1.4 billion during the three months ended June 30, 2016 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt decreased from 3.83% for the three months ended June 30, 2016 to 3.80% for the three months ended June 30, 2017.

The decrease in distributions to preferred shareholders of $1.5 million from the three months ended June 30, 2016 to the three months ended June 30, 2017 is a result of the redemption of 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares on November 2, 2016.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2017	2016	(Decrease)	Change	2017	2016	2017	2016	2017	2016	(Decrease)	Change
REVENUES:
Rental income	$218,012	$207,900	$10,112	4.9%	$20,269	$8,635	$—	$—	$238,281	$216,535	$21,746	10.0%
Other property related income	22,887	21,938	949	4.3%	2,130	942	1,846	1,526	26,863	24,406	2,457	10.1%
Property management fee income	—	—	—	0.0%	—	—	6,452	4,456	6,452	4,456	1,996	44.8%
Total revenues	240,899	229,838	11,061	4.8%	22,399	9,577	8,298	5,982	271,596	245,397	26,199	10.7%

OPERATING EXPENSES:
Property operating expenses	70,402	68,161	2,241	3.3%	8,913	4,282	10,380	9,383	89,695	81,826	7,869	9.6%
NET OPERATING INCOME (LOSS):	170,497	161,677	8,820	5.5%	13,486	5,295	(2,082)	(3,401)	181,901	163,571	18,330	11.2%

Store count	432	432			46	32			478	464
Total square footage	29,542	29,542			3,669	2,417			33,211	31,959
Period End Occupancy (1)	94.6%	94.4%			80.5%	61.7%			93.0%	91.8%
Period Average Occupancy (2)	93.0%	92.7%
Realized annual rent per occupied sq. ft. (3)	$15.87	$15.19

Depreciation and amortization									74,855	80,804	(5,949)	(7.4)%
General and administrative									18,294	16,119	2,175	13.5%
Acquisition related costs									827	4,905	(4,078)	(83.1)%
Subtotal									93,976	101,828	(7,852)	(7.7)%
OPERATING INCOME									87,925	61,743	26,182	42.4%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(27,574)	(24,284)	(3,290)	(13.5)%
Loan procurement amortization expense									(1,482)	(1,216)	(266)	(21.9)%
Equity in losses of real estate ventures									(1,025)	(1,236)	211	17.1%
Other									200	1,231	(1,031)	(83.8)%
Total other expense									(29,881)	(25,505)	(4,376)	(17.2)%

NET INCOME									58,044	36,238	21,806	60.2%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(704)	(399)	(305)	(76.4)%
Noncontrolling interests in subsidiaries									104	335	(231)	(69.0)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$57,444	$36,174	$21,270	58.8%
Distribution to preferred shareholders									—	(3,004)	3,004	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$57,444	$33,170	$24,274	73.2%

(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $216.5 million during the six months ended June 30, 2016 to $238.3 million during the six months ended June 30, 2017, an increase of $21.8 million, or 10.0%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 30 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 4.5% as a result of higher asking rates for new and existing customers for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  The remaining increase is primarily attributable to $11.6 million of additional rental income from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Other property related income increased from $24.4 million during the six months ended June 30, 2016 to $26.9 million during the six months ended June 30, 2017, an increase of $2.5 million, or 10.1%.  This increase is primarily attributable to increased fee revenue and insurance fees of $2.3 million, which is mainly attributable to increased insurance participation and higher average occupancy, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

Property management fee income increased from $4.5 million during the six months ended June 30, 2016 to $6.5 million during the six months ended June 30, 2017, an increase of $2.0 million, or 44.8%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (390 stores as of June 30, 2017 compared to 277 stores as of June 30, 2016).

Operating Expenses

Property operating expenses increased from $81.8 million during the six months ended June 30, 2016 to $89.7 million during the six months ended June 30, 2017, an increase of $7.9 million, or 9.6%.  This increase is primarily attributable to $4.6 million of increased expenses associated with newly acquired stores and a $2.2 million increase, or 3.3%, in property operating expenses on the same-store portfolio, primarily due to higher property tax expenses.

Depreciation and amortization decreased from $80.8 million during the six months ended June 30, 2016 to $74.9 million during the six months ended June 30, 2017, a decrease of $5.9 million, or 7.4%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisition of 22 properties from Storage Deluxe in 2011 and 2012 that were fully depreciated.

General and administrative expenses increased from $16.1 million during the six months ended June 30, 2016 to $18.3 million, an increase of $2.2 million, or 13.5%. The change is primarily attributable to increased professional fees and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs decreased from $4.9 million during the six months ended June 30, 2016 to $0.8 million during the six months ended June 30, 2017. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (Expense) Income

Interest expense increased from $24.3 million during the six months ended June 30, 2016 to $27.6 million during the six months ended June 30, 2017, an increase of $3.3 million, or 13.5%.  The increase is attributable to a higher amount of outstanding debt during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, partially offset by lower interest rates during the 2017 period. The average outstanding debt balance increased $291.0 million to $1.6 billion during the six months ended June 30, 2017 as compared to $1.3 billion during the six months ended June 30, 2016 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt decreased from 3.91% for the six months ended June 30, 2016 to 3.75% for the six months ended June 30, 2017.

Other (expense) income decreased $1.0 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 primarily due to acquisition fees earned in conjunction with HVP’s acquisition of 67 self storage properties in the prior period.

The decrease in distributions to preferred shareholders of $3.0 million from the six months ended June 30, 2016 to the six months ended June 30, 2017 is a result of the redemption of 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares on November 2, 2016.

Cash Flows

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Six Months Ended June 30,
Net cash provided by (used in):	2017	2016	Change
	(in thousands)

Operating activities	$147,509	$125,587	$21,922
Investing activities	$(46,363)	$(347,067)	$300,704
Financing activities	$(96,042)	$162,034	$(258,076)

Cash provided by operating activities for the six months ended June 30, 2017 and 2016 was $147.5 million and $125.6 million, respectively, reflecting an increase of $21.9 million.  Our principal source of cash flow is from the operation of our stores. During the six months ended June 30, 2017, our increased cash flow from operating activities was primarily attributable to our 2017 and 2016 acquisitions and increased net operating income levels on the same-store portfolio in the 2017 period as compared to the 2016 period.

Cash used in investing activities decreased from $347.1 million for the six months ended June 30, 2016 to $46.4 million for the six months ended June 30, 2017, reflecting a decrease of $300.7 million.  The change is primarily driven by a decrease in cash used for acquisitions of self-storage properties. Cash used during the six months ended June 30, 2017, relates to the acquisition of three stores for an aggregate purchase price of $33.1 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued, while cash used in investing activities during the six months ended June 30, 2016 relates to the acquisition of 17 stores for an aggregate purchase price of $270.9 million, inclusive of $6.5 million of assumed debt. The change is also driven by a decrease in cash used for development costs resulting from the acquisition of a development property by a consolidated joint venture for $67.2 million, inclusive of $35.0 million of assumed debt, during the prior period.

For the six months ended June 30, 2017, cash used in financing activities was $96.0 million compared to cash provided by financing activities of $162.0 million during the six months ended June 30, 2016, reflecting a decrease of $258.1 million.  The decrease is primarily a result of a $133.3 million net decrease in revolving credit facility borrowings during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, as well as an $88.8 million decrease in proceeds received from the issuance of common shares. Additionally, there was a $23.6 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership during the six months ended June 30, 2017 compared to the six months ended June 30, 2016, resulting from the increase in the common dividend per share and number of shares outstanding. This increase was partially offset by the elimination of distributions to preferred shareholders resulting from the redemption of all 3.1 million outstanding shares of our 7.75% Series A Cumulative Redeemable Preferred Shares on November 2, 2016.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2017 fiscal year, we expect recurring capital expenditures to be approximately $8.0 million to $13.0 million, planned capital improvements and store upgrades to be approximately $3.0 million to $8.0 million and costs associated with the development of new stores to be approximately $42.0 million to $52.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $1.3 million for the remainder of 2017.

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

As of June 30, 2017, we had approximately $8.1 million in available cash and cash equivalents.  In addition, we had approximately $439.3 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	250,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	250,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,050,000
Less: Discount on issuance of unsecured senior
notes, net	(642)	(3,971)
Less: Loan procurement costs, net	(7,430)	(6,953)
Total unsecured senior notes, net	$1,141,928	$1,039,076

(1)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million traunches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted-average effective interest rate of the 2023 notes is 4.330%.

(2)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million traunches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted-average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of June 30, 2017, $439.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of June 30, 2017, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Unsecured Term Loans	2017	2016	Interest Rate (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	2.52%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jun-18
Unsecured term loan (3)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	400,000
Less: Loan procurement costs, net	(805)	(1,251)
Total unsecured term loans, net	$299,195	$398,749

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loans scheduled to mature in June 2018 and January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps. As of June 30, 2017, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.82%.

(2)

On April 6, 2017, we used the net proceeds from the issuance of $50.0 million of its 4.375% Senior Notes due 2023 and $50.0 million of its 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under its unsecured term loan that was scheduled to mature in June 2018. Unamortized loan procurement costs of $0.2 million were written off in conjunction with the repayment.

(3)	As of June 30, 2017, we had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at June 30, 2017 and no further borrowings may be made under the term loans. Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2017, we were in compliance with all of our financial covenants, and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

We did not sell any common shares under the Equity Distribution Agreements during the six months ended June 30, 2017. As of June 30, 2017, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses.  NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense - early repayment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): gains from sale of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income.  NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders and FFO, as adjusted, attributable to common shareholders and OP Unit holders for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income attributable to the Company’s common shareholders	$32,458	$18,922	$57,444	$33,170

Add:
Real estate depreciation and amortization:
Real property	36,078	40,831	73,553	79,730
Company’s share of unconsolidated real estate ventures	2,479	2,852	5,259	5,243
Noncontrolling interests in the Operating Partnership	427	227	704	399
FFO attributable to common shareholders and OP unitholders	$71,442	$62,832	$136,960	$118,542

Add:
Loan procurement amortization expense - early repayment of debt	190	—	190	—
Acquisition related costs (1)	668	2,604	827	5,082
FFO, as adjusted, attributable to common shareholders and OP unitholders	$72,300	$65,436	$137,977	$123,624

Weighted-average diluted shares outstanding	181,189	179,221	181,198	178,172
Weighted-average diluted units outstanding	2,288	2,209	2,160	2,184
Weighted-average diluted shares and units outstanding	183,477	181,430	183,358	180,356

______________________

(1)	Acquisition related costs for the six months ended June 30, 2016 include $0.2 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

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

As of June 30, 2017, our consolidated debt consisted of $1.4 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of June 30, 2017, there were $60.0 million and $200.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.6 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.6 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $80.7 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $92.0 million.

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

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  We continue to vigorously defend the action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On May 9, 2017, the Company closed on the acquisition of a store in Maryland for $18.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $5.9 million. The Company paid the purchase price for the store, net of the balance on the assumed mortgage loan, by issuing 440,160 OP Units, valued at approximately $12.3 million.  The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.   The OP Units were sold in reliance upon the private placement exemption from registration under Section 4(a)(2) of the Securities Act of 1933, and any common shares of the Parent Company that we might elect to issue in redemption of such OP Units would also be issued in reliance upon the private placement exemption.

As previously disclosed, on April 12, 2017, the Company closed on the acquisition of a newly constructed store in Illinois and paid the purchase price in a combination of cash ($9.7 million) and 58,400 Class C OP Units.  Additional information regarding the sale of the Class C OP Units may be found in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2017.

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

April 1 - April 30	118	$27.11	N/A	3,000,000
May 1 - May 31	254	$24.90	N/A	3,000,000
June 1 - June 30	228	$24.49	N/A	3,000,000
Total	600	$25.18	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

ITEM 5.  OTHER INFORMATION

The Company’s Board of Trustees has considered the advisory stockholder vote held on May 31, 2017 regarding the frequency of stockholder advisory votes on the compensation of the named executive officers of the Company and, based on that advisory vote and the Board of Trustees’ previous recommendation, the Board of Trustees has determined to hold an advisory vote on the compensation of the named executive officers every year until the next vote on frequency, which will be no later than the Company’s Annual Meeting of Stockholders in 2023.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Amendment of Declaration of Trust of CubeSmart (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2017).

3.2	First Amendment to the Third Amended and Restated Bylaws of CubeSmart (incorporated by reference to Exhibit 3.2 to the Company’ s Current Report on Form 8-K, filed on June 2, 2017).

3.3

Class C Unit Supplement No. 1 to Second Amended and Restated Agreement of Limited Partnership, as amended, of CubeSmart, L.P. (incorporated by reference to Exhibit 3.1 to the Company’ s Current Report on Form 8-K, filed on April 18, 2017).

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: July 28, 2017	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: July 28, 2017	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

EXHIBIT LIST

Exhibit No.	Exhibit Description

12.1	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart.

12.2	Statement regarding Computation of Ratios of Earnings to Fixed Charges of CubeSmart L.P.

31.1	Certification of Chief Executive Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P., as required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.