Form 10-Q
period 2017-09-30
CubeSmart; CubeSmart, L.P.
filed 2017-10-27
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017.

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

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 25, 2017
Common shares, $0.01 par value per share, of CubeSmart	180,881,391

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2017, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Storage properties	$4,086,960	$3,998,180
Less: Accumulated depreciation	(723,702)	(671,364)
Storage properties, net (including VIE assets of $267,933 and $208,048, respectively)	3,363,258	3,326,816
Cash and cash equivalents	6,230	2,973
Restricted cash	4,189	7,893
Loan procurement costs, net of amortization	1,709	2,150
Investment in real estate ventures, at equity	91,455	98,682
Other assets, net	36,178	36,514
Total assets	$3,503,019	$3,475,028

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,142,194	$1,039,076
Revolving credit facility	66,700	43,300
Unsecured term loans, net	299,295	398,749
Mortgage loans and notes payable, net	112,214	114,618
Accounts payable, accrued expenses and other liabilities	139,368	93,764
Distributions payable	49,407	49,239
Deferred revenue	21,765	20,226
Security deposits	414	412
Total liabilities	1,831,357	1,759,384

Noncontrolling interests in the Operating Partnership	48,759	54,407

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 180,880,816 and 180,083,111 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,809	1,801
Additional paid-in capital	2,323,878	2,314,014
Accumulated other comprehensive loss	(363)	(1,850)
Accumulated deficit	(708,404)	(658,583)
Total CubeSmart shareholders’ equity	1,616,920	1,655,382
Noncontrolling interests in subsidiaries	5,983	5,855
Total equity	1,622,903	1,661,237
Total liabilities and equity	$3,503,019	$3,475,028

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES
Rental income	$125,699	$116,416	$363,980	$332,951
Other property related income	14,241	13,007	41,104	37,413
Property management fee income	3,925	2,673	10,377	7,129
Total revenues	143,865	132,096	415,461	377,493
OPERATING EXPENSES
Property operating expenses	47,152	41,805	136,847	123,631
Depreciation and amortization	35,971	41,827	110,826	122,631
General and administrative	8,228	8,065	26,522	24,184
Acquisition related costs	235	888	1,062	5,793
Total operating expenses	91,586	92,585	275,257	276,239
OPERATING INCOME	52,279	39,511	140,204	101,254
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(14,454)	(12,787)	(42,028)	(37,071)
Loan procurement amortization expense	(577)	(655)	(2,059)	(1,871)
Equity in losses of real estate ventures	(280)	(581)	(1,305)	(1,817)
Other	741	(397)	941	834
Total other expense	(14,570)	(14,420)	(44,451)	(39,925)
NET INCOME	37,709	25,091	95,753	61,329
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(490)	(283)	(1,194)	(682)
Noncontrolling interest in subsidiaries	78	76	182	411
NET INCOME ATTRIBUTABLE TO THE COMPANY	37,297	24,884	94,741	61,058
Distribution to preferred shareholders	—	(1,502)	—	(4,506)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$37,297	$23,382	$94,741	$56,552

Basic earnings per share attributable to common shareholders	$0.21	$0.13	$0.53	$0.32
Diluted earnings per share attributable to common shareholders	$0.21	$0.13	$0.52	$0.32

Weighted-average basic shares outstanding	180,304	179,223	180,218	177,639
Weighted-average diluted shares outstanding	181,286	180,478	181,225	178,937

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET INCOME	$37,709	$25,091	$95,753	$61,329
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(10)	458	127	(1,777)
Reclassification of realized losses on interest rate swaps	317	935	1,378	3,529
OTHER COMPREHENSIVE INCOME	307	1,393	1,505	1,752
COMPREHENSIVE INCOME	38,016	26,484	97,258	63,081
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(494)	(300)	(1,212)	(703)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	78	76	182	411
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$37,600	$26,260	$96,228	$62,789

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2016	180,083	$1,801	—	$—	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries									717	717
Acquisition of noncontrolling interest in subsidiary					(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares					(219)			(219)		(219)
Issuance of restricted shares	106	1						1		1
Issuance of OP units											12,324
Conversion from units to shares	594	6			15,700			15,706		15,706	(15,706)
Exercise of stock options	98	1			864			865		865
Amortization of restricted shares					997			997		997
Share compensation expense					1,148			1,148		1,148
Adjustment for noncontrolling interests in the Operating Partnership							1,756	1,756		1,756	(1,756)
Net income (loss)							94,741	94,741	(182)	94,559	1,194
Other comprehensive income, net						1,487		1,487		1,487	18
Common share distributions							(146,318)	(146,318)		(146,318)	(1,722)
Balance at September 30, 2017	180,881	$1,809	—	$—	$2,323,878	$(363)	$(708,404)	$1,616,920	$5,983	$1,622,903	$48,759

											Noncontrolling
					Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Preferred Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries									4,447	4,447
Issuance of common shares	4,408	44			136,106			136,150		136,150
Issuance of restricted shares	123	1						1		1
Issuance of OP units											1,500
Exercise of stock options	660	7			12,566			12,573		12,573
Amortization of restricted shares					1,041			1,041		1,041
Share compensation expense					942			942		942
Adjustment for noncontrolling interest in the Operating Partnership							6,404	6,404		6,404	(6,404)
Net income (loss)							61,058	61,058	(411)	60,647	682
Other comprehensive income, net						1,731		1,731		1,731	21
Preferred share distributions							(4,506)	(4,506)		(4,506)
Common share distributions							(112,550)	(112,550)		(112,550)	(1,386)
Balance at September 30, 2016	179,859	$1,799	3,100	$31	$2,381,836	$(3,247)	$(634,248)	$1,746,171	$5,562	$1,751,733	$60,541

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$95,753	$61,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,885	124,502
Equity in losses of real estate ventures	1,305	1,817
Equity compensation expense	4,179	3,614
Accretion of fair market value adjustment of debt	(373)	(913)
Changes in other operating accounts:
Restricted cash	(242)	404
Other assets	(9,218)	(6,833)
Accounts payable and accrued expenses	18,588	17,561
Other liabilities	1,403	1,571
Net cash provided by operating activities	$224,280	$203,052
Investing Activities
Acquisitions of storage properties	(13,875)	(313,954)
Additions and improvements to storage properties	(23,345)	(23,072)
Development costs	(49,731)	(134,136)
Investment in real estate ventures, at equity	(191)	(7,911)
Cash distributed from real estate ventures	6,113	5,970
Change in restricted cash	(36)	970
Net cash used in investing activities	$(81,065)	$(472,133)
Financing Activities
Proceeds from:
Unsecured senior notes	103,192	298,512
Revolving credit facility	449,900	830,000
Principal payments on:
Revolving credit facility	(426,500)	(830,000)
Unsecured term loans	(100,000)	—
Mortgage loans and notes payable	(8,022)	(36,648)
Loan procurement costs	(953)	(2,467)
Acquisition of noncontrolling interest in subsidiary	(9,033)	—
Proceeds from issuance of common shares, net	(218)	136,151
Cash paid upon vesting of restricted shares	(2,034)	(1,631)
Exercise of stock options	865	12,573
Contributions from noncontrolling interests in subsidiaries	717	4,447
Distributions paid to common shareholders	(146,107)	(111,466)
Distributions paid to preferred shareholders	—	(4,506)
Distributions paid to noncontrolling interests in Operating Partnership	(1,765)	(1,374)
Net cash (used in) provided by financing activities	$(139,958)	$293,591
Change in cash and cash equivalents	3,257	24,510
Cash and cash equivalents at beginning of period	2,973	62,869
Cash and cash equivalents at end of period	$6,230	$87,379
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$46,474	$38,110
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)
Accretion of liability	$25,595	$23,393
Derivative valuation adjustment	$1,505	$1,752
Discount on issuance of unsecured senior notes	$—	$1,488
Mortgage loan assumptions	$6,201	$41,513
Issuance of OP units	$12,324	$—
Liability for acquisition of storage property	$1,470	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2017	2016
	(unaudited)

ASSETS
Storage properties	$4,086,960	$3,998,180
Less: Accumulated depreciation	(723,702)	(671,364)
Storage properties, net (including VIE assets of $267,933 and $208,048, respectively)	3,363,258	3,326,816
Cash and cash equivalents	6,230	2,973
Restricted cash	4,189	7,893
Loan procurement costs, net of amortization	1,709	2,150
Investment in real estate ventures, at equity	91,455	98,682
Other assets, net	36,178	36,514
Total assets	$3,503,019	$3,475,028

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,142,194	$1,039,076
Revolving credit facility	66,700	43,300
Unsecured term loans, net	299,295	398,749
Mortgage loans and notes payable, net	112,214	114,618
Accounts payable, accrued expenses and other liabilities	139,368	93,764
Distributions payable	49,407	49,239
Deferred revenue	21,765	20,226
Security deposits	414	412
Total liabilities	1,831,357	1,759,384

Limited Partnership interests of third parties	48,759	54,407

Commitments and contingencies

Capital
Operating Partner	1,617,283	1,657,232
Accumulated other comprehensive loss	(363)	(1,850)
Total CubeSmart, L.P. capital	1,616,920	1,655,382
Noncontrolling interests in subsidiaries	5,983	5,855
Total capital	1,622,903	1,661,237
Total liabilities and capital	$3,503,019	$3,475,028

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

REVENUES
Rental income	$125,699	$116,416	$363,980	$332,951
Other property related income	14,241	13,007	41,104	37,413
Property management fee income	3,925	2,673	10,377	7,129
Total revenues	143,865	132,096	415,461	377,493
OPERATING EXPENSES
Property operating expenses	47,152	41,805	136,847	123,631
Depreciation and amortization	35,971	41,827	110,826	122,631
General and administrative	8,228	8,065	26,522	24,184
Acquisition related costs	235	888	1,062	5,793
Total operating expenses	91,586	92,585	275,257	276,239
OPERATING INCOME	52,279	39,511	140,204	101,254
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(14,454)	(12,787)	(42,028)	(37,071)
Loan procurement amortization expense	(577)	(655)	(2,059)	(1,871)
Equity in losses of real estate ventures	(280)	(581)	(1,305)	(1,817)
Other	741	(397)	941	834
Total other expense	(14,570)	(14,420)	(44,451)	(39,925)
NET INCOME	37,709	25,091	95,753	61,329
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	78	76	182	411
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	37,787	25,167	95,935	61,740
Operating Partnership interests of third parties	(490)	(283)	(1,194)	(682)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	37,297	24,884	94,741	61,058
Distribution to preferred unitholders	—	(1,502)	—	(4,506)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$37,297	$23,382	$94,741	$56,552

Basic earnings per unit attributable to common unitholders	$0.21	$0.13	$0.53	$0.32
Diluted earnings per unit attributable to common unitholders	$0.21	$0.13	$0.52	$0.32

Weighted-average basic units outstanding	180,304	179,223	180,218	177,639
Weighted-average diluted units outstanding	181,286	180,478	181,225	178,937

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

NET INCOME	$37,709	$25,091	$95,753	$61,329
Other comprehensive income (loss):
Unrealized (losses) gains on interest rate swaps	(10)	458	127	(1,777)
Reclassification of realized losses on interest rate swaps	317	935	1,378	3,529
OTHER COMPREHENSIVE INCOME	307	1,393	1,505	1,752
COMPREHENSIVE INCOME	38,016	26,484	97,258	63,081
Comprehensive income attributable to Operating Partnership interests of third parties	(494)	(300)	(1,212)	(703)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	78	76	182	411
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$37,600	$26,260	$96,228	$62,789

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2016	180,083	—	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries						717	717
Acquisition of noncontrolling interest in subsidiary			(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units			(219)		(219)		(219)
Issuance of restricted OP units	106		1		1		1
Issuance of OP units								12,324
Conversion from OP units to shares	594		15,706		15,706		15,706	(15,706)
Exercise of OP unit options	98		865		865		865
Amortization of restricted OP units			997		997		997
OP unit compensation expense			1,148		1,148		1,148
Adjustment for Limited Partnership interests of third parties			1,756		1,756		1,756	(1,756)
Net income (loss)			94,741		94,741	(182)	94,559	1,194
Other comprehensive income, net				1,487	1,487		1,487	18
Common OP unit distributions			(146,318)		(146,318)		(146,318)	(1,722)
Balance at September 30, 2017	180,881	—	$1,617,283	$(363)	$1,616,920	$5,983	$1,622,903	$48,759

					Total			Operating
	Number of OP Units			Accumulated Other	CubeSmart	Noncontrolling		Partnership
	Outstanding		Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Common	Preferred	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interests in subsidiaries						4,447	4,447
Issuance of common OP units	4,408		136,150		136,150		136,150
Issuance of restricted OP units	123		1		1		1
Issuance of OP units								1,500
Exercise of OP unit options	660		12,573		12,573		12,573
Amortization of restricted OP units			1,041		1,041		1,041
OP unit compensation expense			942		942		942
Adjustment for Operating Partnership interests of third parties			6,404		6,404		6,404	(6,404)
Net income (loss)			61,058		61,058	(411)	60,647	682
Other comprehensive income, net				1,731	1,731		1,731	21
Preferred OP unit distributions			(4,506)		(4,506)		(4,506)
Common OP unit distributions			(112,550)		(112,550)		(112,550)	(1,386)
Balance at September 30, 2016	179,859	3,100	$1,749,418	$(3,247)	$1,746,171	$5,562	$1,751,733	$60,541

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$95,753	$61,329
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	112,885	124,502
Equity in losses of real estate ventures	1,305	1,817
Equity compensation expense	4,179	3,614
Accretion of fair market value adjustment of debt	(373)	(913)
Changes in other operating accounts:
Restricted cash	(242)	404
Other assets	(9,218)	(6,833)
Accounts payable and accrued expenses	18,588	17,561
Other liabilities	1,403	1,571
Net cash provided by operating activities	$224,280	$203,052
Investing Activities
Acquisitions of storage properties	(13,875)	(313,954)
Additions and improvements to storage properties	(23,345)	(23,072)
Development costs	(49,731)	(134,136)
Investment in real estate ventures, at equity	(191)	(7,911)
Cash distributed from real estate ventures	6,113	5,970
Change in restricted cash	(36)	970
Net cash used in investing activities	$(81,065)	$(472,133)
Financing Activities
Proceeds from:
Unsecured senior notes	103,192	298,512
Revolving credit facility	449,900	830,000
Principal payments on:
Revolving credit facility	(426,500)	(830,000)
Unsecured term loans	(100,000)	—
Mortgage loans and notes payable	(8,022)	(36,648)
Loan procurement costs	(953)	(2,467)
Acquisition of noncontrolling interest in subsidiary	(9,033)	—
Proceeds from issuance of common OP units	(218)	136,151
Redemption of preferred units
Cash paid upon vesting of restricted OP units	(2,034)	(1,631)
Exercise of OP unit options	865	12,573
Contributions from noncontrolling interests in subsidiaries	717	4,447
Distributions paid to common OP unitholders	(147,872)	(112,840)
Distributions paid to preferred OP unitholders	—	(4,506)
Net cash (used in) provided by financing activities	$(139,958)	$293,591
Change in cash and cash equivalents	3,257	24,510
Cash and cash equivalents at beginning of period	2,973	62,869
Cash and cash equivalents at end of period	$6,230	$87,379
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$46,474	$38,110
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)
Accretion of liability	$25,595	$23,393
Derivative valuation adjustment	$1,505	$1,752
Discount on issuance of unsecured senior notes	$—	$1,488
Mortgage loan assumptions	$6,201	$41,513
Issuance of OP units	$12,324	$—
Liability for acquisition of storage property	$1,470	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2017, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2017, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time (except, as disclosed in note 4, in the case of the Class C OP Units issued on April 12, 2017, such right became exercisable on October 12, 2017 and, in the case of the 440,160 OP Units issued on May 9, 2017, such right may be exercised at any time on or after May 9, 2018) for cash equal to the fair value of an equivalent number of common shares of the Parent Company or, in the case of Class C OP Units, the stated value of such Class C OP Units. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis or, in the case of Class C OP Units, for common shares with a fair value equal to the stated value of such Class C OP Units. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2016, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

During the first quarter of 2017, the Company adopted ASU No. 2016-09 - Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires retrospective application for the cash flow presentation of cash withheld upon restricted stock vesting and paid by the Company to a taxing authority to satisfy the employee’s related tax obligation. See “Recent Accounting Pronouncements” below. As a result of adopting the new guidance, $1.6 million of vested restricted shares that were withheld to satisfy employee tax obligations and paid to the taxing authorities, were reclassified from operating activities to financing activities within Company’s consolidated statements of cash flows for the nine months ended September 30, 2016.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The Company is in the process of evaluating the impact of this new guidance.

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective at the same time an entity adopts the new revenue standard. Upon adoption, the Company expects that the majority of its sale transactions will be treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards are effective on Janaury 1, 2018. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures. At this point in time, the Company does not believe the standards will have a material impact on its consolidated financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s property management fee revenue will be included in the scope of the new guidance, however, based on the Company’s ongoing assessment, it appears that revenue recognized under the new guidance will not differ materially from revenue recognized under existing guidance.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2017	2016
	(in thousands)
Land	$704,119	$649,744
Buildings and improvements	3,036,676	2,928,275
Equipment	182,414	217,867
Construction in progress	163,751	202,294
Storage properties	4,086,960	3,998,180
Less: Accumulated depreciation	(723,702)	(671,364)
Storage properties, net	$3,363,258	$3,326,816

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2016 through September 30, 2017:

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

4. INVESTMENT ACTIVITY

2017 Acquisitions

During the nine months ended September 30, 2017, the Company acquired two stores for an aggregate purchase price of approximately $21.9 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $2.0 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2017 was approximately $0.8 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP units that were valued at approximately $12.3 million to pay the remainder of the purchase price (see note 12).

During the nine months ended September 30, 2017, the Company also acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was paid with $9.7 million of cash and 58,400 newly created Class C OP units. Each Class C OP Unit has a stated value of $25 and bears an annual distribution rate of 3% of the stated value. The holder has the option to tender the Class C OP Units to the Operating Partnership at any time after six months from the date of issuance, and the Operating Partnership has the option to redeem the Class C OP Units at any time after 12 months from the date of issuance, in each case at a redemption price of $25 per Class C OP Unit. The Company has the right to settle the redemption in cash or, at the Company’s option, common shares of CubeSmart, or a combination of cash and common shares, with the common shares valued at their closing price on the redemption date. Because the Class C OP Units represent an unconditional obligation that the Company may settle by issuing a variable number of its common shares with a monetary value that is known at inception, they have been classified as a liability in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

As final information regarding fair value of the assets acquired and liabilities assumed is received and estimates are refined, appropriate adjustments, if necessary, will be made to the purchase price allocation, in no case later than twelve months after the acquisition date. During the nine months ended September 30, 2017, there have been no adjustments made to the purchase price allocation of assets acquired and liabilities assumed.

As of September 30, 2017, the Company was under contract and had made aggregate deposits of $1.8 million associated with three stores under construction for a total purchase price of $49.9 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of these three stores is expected to occur by the first quarter of 2018 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired 28 stores, including three stores upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $403.6 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $18.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the nine months ended September 30, 2017 was approximately $7.9 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

Development

As of September 30, 2017, the Company had invested in joint ventures to develop seven self-storage properties located in Massachusetts (1) New Jersey (1), and New York (5). Construction for all projects is expected to be completed by the third quarter of 2019 (see note 12). As of September 30, 2017, development costs incurred to date for these projects totaled $145.6 million. Total construction costs for these projects are expected to be $282.4 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2016 through September 30, 2017. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Washington, D.C.	1	Q3 2017	100%	$27,800
New York, NY	1	Q3 2017	90%	81,200
North Palm Beach, FL	1	Q1 2017	100%	9,700
Bronx, NY (1) (2)	1	Q2 2016	100%	32,200
Queens, NY (1)	1	Q1 2016	100%	31,800
	5			$182,700

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

During the fourth quarter of 2015, the Company, through a joint venture in which the Company owned a 90% interest and that it previously consolidated, completed the construction and opened for operation a store located in Brooklyn, NY. On June 2, 2017, the Company acquired the noncontrolling member’s 10% interest in the venture for $9.0 million.  Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $8.6 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.  In conjunction with the Company’s acquisition of the noncontrolling interest, the $9.8 million related party loan extended by the Company to the venture during the construction period was repaid in full.

The following table summarizes the Company’s revenue and earnings associated with the 2017 acquisitions from the respective acquisition dates, that are included in the consolidated statements of operations for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
	(in thousands)
Total revenue	$510	$785
Net loss	(362)	(701)

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

During the first quarter of 2016, HVP agreed to acquire a property portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 2, 2016 for $2.7 million. In conjunction with the acquisitions, HVP refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP to $16.1 million as of September 30, 2017. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the Ventures as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Assets
Storage properties, net	$646,131	$667,975
Other assets	12,820	17,003
Total assets	$658,951	$684,978

Liabilities and equity
Other liabilities	$10,812	$6,516
Debt	346,272	345,631
Equity
CubeSmart	91,455	98,682
Joint venture partners	210,412	234,149
Total liabilities and equity	$658,951	$684,978

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Total revenues	$20,796	$17,919	$60,415	$46,902
Operating expenses	8,646	7,098	26,167	20,958
Interest expense, net	2,942	2,506	8,760	6,831
Depreciation and amortization	10,426	14,960	34,826	39,147
Net loss	$(1,218)	$(6,645)	$(9,338)	$(20,034)
Company’s share of net loss	$(280)	$(581)	$(1,305)	$(1,817)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	250,000	4.33%	Various(1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	250,000	3.99%	Various(2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,050,000
Less: Discount on issuance of unsecured senior
notes, net	(630)	(3,971)
Less: Loan procurement costs, net	(7,176)	(6,953)
Total unsecured senior notes, net	$1,142,194	$1,039,076

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants,  including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of September 30, 2017, $432.6 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of September 30, 2017, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Unsecured Term Loans	2017	2016	Interest Rate (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	2.53%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jun-18
Unsecured term loan (3)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	400,000
Less: Loan procurement costs, net	(705)	(1,251)
Total unsecured term loans, net	$299,295	$398,749

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loans scheduled to mature in June 2018 and January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps. As of September 30, 2017, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.82%.

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

(3)	As of September 30, 2017, the Company had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at September 30, 2017 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2017, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2017	2016	Interest Rate	Date
	(in thousands)
YSI 67	$—	$6,216	2.55%	Mar-17
YSI 33	9,627	9,860	6.42%	Jul-19
YSI 26	8,278	8,423	4.56%	Nov-20
YSI 57	2,906	2,957	4.61%	Nov-20
YSI 55	22,622	22,952	4.85%	Jun-21
YSI 24	25,896	26,464	4.64%	Jun-21
YSI 65	2,423	2,457	3.85%	Jun-23
YSI 66	31,862	32,257	3.51%	Jun-23
YSI 68	5,825	—	3.78%	May-24
Principal balance outstanding	109,439	111,586
Plus: Unamortized fair value adjustment	3,472	3,742
Less: Loan procurement costs, net	(697)	(710)
Total mortgage loans and notes payable, net	$112,214	$114,618

As of September 30, 2017 and December 31, 2016, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $237.8 million and $233.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2017 (in thousands):

2017	$644
2018	2,650
2019	11,652
2020	12,791
2021	45,057
2022 and thereafter	36,645
Total mortgage payments	109,439
Plus: Unamortized fair value adjustment	3,472
Less: Loan procurement costs, net	(697)
Total mortgage loans and notes payable, net	$112,214

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2017 (in thousands):

	Unrealized losses
	on interest rate
	swaps

Other comprehensive gain before reclassifications	$125
Amounts reclassified from accumulated other comprehensive loss	1,362	(1)
Net current-period other comprehensive gain	1,487
Balance at December 31, 2016	(1,850)
Balance at September 30, 2017	$(363)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2017 and December 31, 2016, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type (a)	September 30, 2017	December 31, 2016	Strike	Date	Maturity	September 30, 2017	December 31, 2016

Swap	Cash flow	$—	$75,000	1.3360%	12/30/2011	3/31/2017	$—	$(103)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	25,000	1.3375%	12/30/2011	3/31/2017	—	(34)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(308)	(797)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(311)	(804)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(156)	(404)
		$100,000	$300,000				$(775)	$(2,280)

(a)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of September 30, 2017 and December 31, 2016, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss). Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $1.4 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the nine months ended September 30, 2017.  The Company estimates that $0.8 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of September 30, 2017 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$775	$—

Total liabilities at fair value	$—	$775	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2017 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of September 30, 2017, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2017 and December 31, 2016. The aggregate carrying value of the Company’s debt was $1.6 billion at September 30, 2017 and December 31, 2016. The estimated fair value of the Company’s debt was $1.7 billion and $1.6 billion at September 30, 2017 and December 31, 2016, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2017 and December 31, 2016. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	September 30, 2017
Development Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS 1158 McDonald Ave, LLC ("McDonald Ave") (1)	1	Brooklyn, NY	Q3 2019 (est.)	51%	$16,736	$1,405
CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q2 2019 (est.)	90%	853	783
CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	3,320	1,755
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	22,559	7,073
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q4 2018 (est.)	90%	4,647	431
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q3 2018 (est.)	51%	54,423	27,519
3068 Cropsey Avenue, LLC ("Cropsey Ave") (1)	1	Brooklyn, NY	Q4 2017 (est.)	51%	43,303	21,120
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017	90%	81,669	34,537
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Brooklyn, NY	Q4 2015	90%	18,281	13,012
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,301	12,881
	10				$262,092	$120,516

(1)

The noncontrolling members of McDonald Ave, 22nd St, 46th St, Exterior St, and Cropsey Ave have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million, $14.2 million, $37.8 million and $20.4 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St, 46th St, Exterior St, and Cropsey Ave for $10.0 million, $11.5 million, $14.2 million, $37.8 million and $20.4 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of September 30, 2017, has accrued $1.1 million, $1.6 million, $6.6 million, $26.0 million and $18.1 million related to McDonald Ave, 22nd St, 46th St, Exterior St, and Cropsey Ave, respectively.

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

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of September 30, 2017, the Company has fully funded its $12.8 million loan commitment to Jamaica Ave and $12.8 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation. As of September 30, 2017, the Company has not funded any of its $10.8 million or $6.2 million loan commitments to Waltham and 92nd St, respectively.

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

Approximately 1.0% and 1.1% of the outstanding OP Units as of September 30, 2017 and December 31, 2016, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On April 12, 2017, the Company acquired a store in Illinois for $11.2 million. In conjunction with the closing, the Company paid $9.7 million and issued 58,000 Class C OP units to pay the remaining consideration.

On May 9, 2017, the Company acquired a store in Maryland for $18.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $5.9 million. In conjunction with the closing, the Company issued 440,160 OP Units, valued at approximately $12.3 million, to pay the remaining consideration.

On May 14, 2015, the Company closed on the acquisition of real property that has been developed into a self-storage property in Washington, D.C.  In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. On April 18, 2016, upon the completion of certain milestones, the Company issued 61,224 additional OP Units, valued at approximately $1.5 million, to pay the remaining consideration. The store commenced operations during the third quarter of 2017.

As of September 30, 2017 and December 31, 2016, 1,878,253 and 2,032,394 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at September 30, 2017 and December 31, 2016. The Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding increase to capital of $1.8 million and $7.4 million at September 30, 2017 and December 31, 2016, respectively.

13. COMMITMENTS AND CONTINGENCIES

Litigation

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

Insurance Recovery

As a result of hurricanes that occurred during the three months ended September 30, 2017, the Company incurred damage at certain stores located in Florida and Texas. The Company has comprehensive insurance coverage and while it expects that it is probable the insurance proceeds will cover the entire replacement cost of the damaged stores, certain deductibles and limitations will apply and no assurances can be made that proceeds will be sufficient to cover the costs of the entire restoration. During the three months ended September 30, 2017, the Company recorded $1.4 million in charges based on the initial damage assessment and terms of the deductibles under the insurance policies, of which $1.3 million relates to the Company’s wholly-owned properties and $0.1 million relates to the Company’s portion of the charge taken by an unconsolidated real estate venture.  To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged stores, a gain will be recognized in the period in which all contingencies related to the insurance claim have been resolved. The estimated charges for the insurance deductibles are included in Property operating expenses and Equity in losses of real estate ventures in the consolidated statement of operations.

14. RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2017 totaled $0.9 million and $2.7 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2016 totaled $0.8 million and $2.0 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $7.8 million and $3.3 million as of September 30, 2017 and December 31, 2016, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $25.6 million and $34.7 million as of September 30, 2017 and December 31, 2016, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HHFNE and HVP operating agreements provide for acquisition fees payable from HHFNE and HVP to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HHFNE, HVP, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the nine months ended September 30, 2017 and 2016, the Company recognized $0.4 million and $1.8 million in acquisition fees, respectively. The Company did not recognize any acquisition fees during the three months ended September 30, 2017 and 2016. Acquisition fees are included in Other income on the consolidated statements of operations.

15. PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2017 and the year ended December 31, 2016, the Company acquired three stores for an aggregate purchase price of approximately $33.1 million (see note 4) and 28 stores for an aggregate purchase price of approximately $403.6 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2017 and 2016 based on the assumptions described above:

	Nine Months Ended September 30,
	2017	2016
	(in thousands, except per share data)

Pro forma revenue	$416,145	$389,108
Pro forma net income from continuing operations	$105,736	$84,530
Earnings per common share from continuing operations:
Basic - as reported	$0.53	$0.32
Diluted - as reported	$0.52	$0.32
Basic - as pro forma	$0.58	$0.45
Diluted - as pro forma	$0.58	$0.45

16. SUBSEQUENT EVENTS

Subsequent to September 30, 2017, the Company acquired three self-storage properties in Texas (2) and Florida (1) for an aggregate purchase price of approximately $28.0 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of September 30, 2017 and December 31, 2016, we owned 480 and 475 self-storage properties, respectively, totaling approximately 33.4 million and 30.4 million rentable square feet, respectively.  As of September 30, 2017, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of September 30, 2017, we managed 428 stores for third parties (including 116 stores containing an aggregate of approximately 6.8 million rentable square feet as part of three separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 908.  As of September 30, 2017, we managed stores for third parties in the District of Columbia and the following 30 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, and West Virginia.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York,

Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the nine months ended September 30, 2017.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the nine months ended September 30, 2017 and 2016.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the nine months ended September 30, 2017 and 2016.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The Company is in the process of evaluating the impact of this new guidance.

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance is effective at the same time an entity adopts the new revenue standard. Upon adoption, the Company expects that the majority of its sale transactions will treated as dispositions of nonfinancial assets rather than dispositions of a business, given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

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

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards are effective on Janaury 1, 2018. The Company is currently assessing the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures. At this point in time, the Company does not believe the standards will have a material impact on its consolidated financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s property management fee revenue will be included in the scope of the new guidance, however, based on the Company’s ongoing assessment, it appears that revenue recognized under the new guidance will not differ materially from revenue recognized under existing guidance.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of September 30, 2017, we owned 432 same-store properties and 48 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of  September 30, 2017 and 2016, we owned 480 and 471 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2016 through September 30, 2017:

	2017	2016

Balance - January 1	475	445
Stores acquired	—	10
Stores developed	1	1
Balance - March 31	476	456
Stores acquired	3	7
Stores developed	—	1
Stores combined (1)	(1)	—
Balance - June 30	478	464
Stores acquired	—	7
Stores developed	2	—
Balance - September 30	480	471
Stores acquired		4
Balance - December 31		475

(1)

On May 16, 2017, the Company acquired a store located in Sacramento, CA for approximately $3.7 million, which is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2017	2016	(Decrease)	Change	2017	2016	2017	2016	2017	2016	(Decrease)	Change
REVENUES:
Rental income	$113,879	$109,214	$4,665	4.3%	$11,820	$7,202	$—	$—	$125,699	$116,416	$9,283	8.0%
Other property related income	11,788	11,487	301	2.6%	1,260	793	1,193	727	14,241	13,007	1,234	9.5%
Property management fee income	—	—	—	0.0%	—	—	3,925	2,673	3,925	2,673	1,252	46.8%
Total revenues	125,667	120,701	4,966	4.1%	13,080	7,995	5,118	3,400	143,865	132,096	11,769	8.9%

OPERATING EXPENSES:
Property operating expenses	35,472	34,036	1,436	4.2%	4,895	3,492	6,785	4,277	47,152	41,805	5,347	12.8%
NET OPERATING INCOME (LOSS):	90,195	86,665	3,530	4.1%	8,185	4,503	(1,667)	(877)	96,713	90,291	6,422	7.1%

Store count	432	432			48	39			480	471
Total square footage	29,532	29,532			3,821	2,957			33,353	32,489
Period End Occupancy (1)	93.7%	93.1%			78.1%	61.7%			91.9%	90.9%
Period Average Occupancy (2)	93.9%	93.8%
Realized annual rent per occupied sq. ft. (3)	$16.42	$15.78

Depreciation and amortization									35,971	41,827	(5,856)	(14.0)%
General and administrative									8,228	8,065	163	2.0%
Acquisition related costs									235	888	(653)	(73.5)%
Subtotal									44,434	50,780	(6,346)	(12.5)%
OPERATING INCOME									52,279	39,511	12,768	32.3%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(14,454)	(12,787)	(1,667)	(13.0)%
Loan procurement amortization expense									(577)	(655)	78	11.9%
Equity in losses of real estate ventures									(280)	(581)	301	51.8%
Other									741	(397)	1,138	286.6%
Total other expense									(14,570)	(14,420)	(150)	(1.0)%

NET INCOME									37,709	25,091	12,618	50.3%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(490)	(283)	(207)	(73.1)%
Noncontrolling interests in subsidiaries									78	76	2	2.6%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$37,297	$24,884	$12,413	49.9%
Distribution to preferred shareholders									—	(1,502)	1,502	100.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$37,297	$23,382	$13,915	59.5%

(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $116.4 million during the three months ended September 30, 2016 to $125.7 million during the three months ended September 30, 2017, an increase of $9.3 million, or 8.0%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 10 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 4.1% as a result of higher asking rates for new and existing customers for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.  The remaining increase is primarily attributable to $4.6 million of additional rental income from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Other property related income increased from $13.0 million during the three months ended September 30, 2016 to $14.2 million during the three months ended September 30, 2017, an increase of $1.2 million, or 9.5%.  This increase is primarily attributable to other property related income derived from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Property management fee income increased from $2.7 million during the three months ended September 30, 2016 to $3.9 million during the three months ended September 30, 2017, an increase of $1.3 million, or 46.8%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (428 stores as of September 30, 2017 compared to 291 stores as of September 30, 2016).

Operating Expenses

Property operating expenses increased from $41.8 million during the three months ended September 30, 2016 to $47.2 million during the three months ended September 30, 2017, an increase of $5.3 million, or 12.8%.  This increase is primarily attributable to $1.3 million related to hurricane damage, net of expected insurance proceeds, $1.4 million of increased expenses associated with newly acquired stores and a $1.4 million increase, or 4.2%, in property operating expenses on the same-store portfolio, primarily due to higher property tax expenses.

Depreciation and amortization decreased from $41.8 million during the three months ended September 30, 2016 to $36.0 million during the three months ended September 30, 2017, a decrease of $5.9 million, or 14.0%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisition of 22 properties from Storage Deluxe in 2011 and 2012 that were fully depreciated.

Acquisition-related costs decreased from $0.9 million during the three months ended September 30, 2016 to $0.2 million during the three months ended September 30, 2017. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (Expense) Income

Interest expense increased from $12.8 million during the three months ended September 30, 2016 to $14.5 million during the three months ended September 30, 2017, an increase of $1.7 million, or 13.0%.  The increase is attributable to a higher amount of outstanding debt during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016, and higher interest rates during the 2017 period. The average outstanding debt balance increased $144.0 million to $1.6 billion during the three months ended September 30, 2017 as compared to $1.5 billion during the three months ended September 30, 2016 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt increased from 3.73% for the three months ended September 30, 2016 to 3.83% for the three months ended September 30, 2017.

Other income (expense) increased $1.1 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 primarily due to federal tax credits received related to the Company’s solar energy program.

The decrease in distributions to preferred shareholders of $1.5 million from the three months ended September 30, 2016 to the three months ended September 30, 2017 is a result of the redemption of 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares on November 2, 2016.

Impact from Hurricanes Harvey and Irma

Hurricanes Harvey and Irma impacted the operations of 91 owned and 30 joint venture stores representing 8.8 million square feet in Texas and Florida. The impact of the storms included property damage, power outages and inaccessibility. All but three of our stores, two owned and one joint venture, were open for business and accepting new rentals within five days after the respective storm. All stores were open for business as of September 30, 2017.

The Company maintains property and casualty insurance on its owned and joint venture properties, which covers damages and business interruption expenses subject to varying deductibles depending on the cause and extent of the claim. We estimate repair costs, net of expected insurance proceeds, for damage caused by hurricanes Harvey and Irma to be approximately $1.3 million.

These costs are presented in property operating expenses and are included in net income.   We have not allocated any portion of these costs to our same-store, or non-same-store properties to provide more useful measures when comparing year over year results.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2017	2016	(Decrease)	Change	2017	2016	2017	2016	2017	2016	(Decrease)	Change
REVENUES:
Rental income	$331,891	$317,114	$14,777	4.7%	$32,089	$15,837	$—	$—	$363,980	$332,951	$31,029	9.3%
Other property related income	34,675	33,425	1,250	3.7%	3,390	1,735	3,039	2,253	41,104	37,413	3,691	9.9%
Property management fee income	—	—	—	0.0%	—	—	10,377	7,129	10,377	7,129	3,248	45.6%
Total revenues	366,566	350,539	16,027	4.6%	35,479	17,572	13,416	9,382	415,461	377,493	37,968	10.1%

OPERATING EXPENSES:
Property operating expenses	105,874	102,197	3,677	3.6%	13,808	7,774	17,165	13,660	136,847	123,631	13,216	10.7%
NET OPERATING INCOME (LOSS):	260,692	248,342	12,350	5.0%	21,671	9,798	(3,749)	(4,278)	278,614	253,862	24,752	9.8%

Store count	432	432			48	39			480	471
Total square footage	29,532	29,532			3,821	2,957			33,353	32,489
Period End Occupancy (1)	93.7%	93.1%			78.1%	69.3%			91.9%	90.9%
Period Average Occupancy (2)	93.3%	93.1%
Realized annual rent per occupied sq. ft. (3)	$16.06	$15.39

Depreciation and amortization									110,826	122,631	(11,805)	(9.6)%
General and administrative									26,522	24,184	2,338	9.7%
Acquisition related costs									1,062	5,793	(4,731)	(81.7)%
Subtotal									138,410	152,608	(14,198)	(9.3)%
OPERATING INCOME									140,204	101,254	38,950	38.5%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(42,028)	(37,071)	(4,957)	(13.4)%
Loan procurement amortization expense									(2,059)	(1,871)	(188)	(10.0)%
Equity in losses of real estate ventures									(1,305)	(1,817)	512	28.2%
Other									941	834	107	12.8%
Total other expense									(44,451)	(39,925)	(4,526)	(11.3)%

NET INCOME									95,753	61,329	34,424	56.1%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,194)	(682)	(512)	(75.1)%
Noncontrolling interests in subsidiaries									182	411	(229)	(55.7)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$94,741	$61,058	$33,683	55.2%
Distribution to preferred shareholders									—	(4,506)	4,506	—%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$94,741	$56,552	$38,189	67.5%

(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $333.0 million during the nine months ended September 30, 2016 to $364.0 million during the nine months ended September 30, 2017, an increase of $31.0 million, or 9.3%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 20 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 4.4% as a result of higher asking rates for new and existing customers for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The remaining increase is primarily attributable to $16.3 million of additional rental income from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Other property related income increased from $37.4 million during the nine months ended September 30, 2016 to $41.1 million during the nine months ended September 30, 2017, an increase of $3.7 million, or 9.9%.  This increase is primarily attributable to increased fee revenue and insurance fees of $3.5 million, resulting from increased insurance participation and higher average occupancy for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

Property management fee income increased from $7.1 million during the nine months ended September 30, 2016 to $10.4 million during the nine months ended September 30, 2017, an increase of $3.2 million, or 45.6%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (428 stores as of September 30, 2017 compared to 291 stores as of September 30, 2016).

Operating Expenses

Property operating expenses increased from $123.6 million during the nine months ended September 30, 2016 to $136.8 million during the nine months ended September 30, 2017, an increase of $13.2 million, or 10.7%.  This increase is primarily attributable to $1.3 million related to hurricane damage, net of expected insurance proceeds, $6.0 million of increased expenses associated with newly acquired stores and a $3.7 million increase, or 3.6%, in property operating expenses on the same-store portfolio, primarily due to higher property tax expenses.

Depreciation and amortization decreased from $122.6 million during the nine months ended September 30, 2016 to $110.8 million during the nine months ended September 30, 2017, a decrease of $11.8 million, or 9.6%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisition of 22 properties from Storage Deluxe in 2011 and 2012 that were fully depreciated.

General and administrative expenses increased from $24.2 million during the nine months ended September 30, 2016 to $26.5 million, an increase of $2.3 million, or 9.7%. The change is primarily attributable to increased professional fees and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition-related costs decreased from $5.8 million during the nine months ended September 30, 2016 to $1.1 million during the nine months ended September 30, 2017. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (Expense) Income

Interest expense increased from $37.1 million during the nine months ended September 30, 2016 to $42.0 million during the nine months ended September 30, 2017, an increase of $5.0 million, or 13.4%.  The increase is attributable to a higher amount of outstanding debt during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, partially offset by lower interest rates during the 2017 period. The average outstanding debt balance increased $241.7 million to $1.6 billion during the nine months ended September 30, 2017 as compared to $1.4 billion during the nine months ended September 30, 2016 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt decreased from 3.85% for the nine months ended September 30, 2016 to 3.78% for the nine months ended September 30, 2017.

The decrease in distributions to preferred shareholders of $4.5 million from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 is a result of the redemption of 3,100,000 outstanding shares of 7.75% Series A Cumulative Redeemable Preferred Shares on November 2, 2016.

Cash Flows

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2017 and 2016 is as follows (in thousands):

	Nine Months Ended September 30,
Net cash provided by (used in):	2017	2016	Change
	(in thousands)

Operating activities	$224,280	$203,052	$21,228
Investing activities	$(81,065)	$(472,133)	$391,068
Financing activities	$(139,958)	$293,591	$(433,549)

Cash provided by operating activities for the nine months ended September 30, 2017 and 2016 was $224.3 million and $203.1 million, respectively, reflecting an increase of $21.2 million.  Our principal source of cash flow is from the operation of our stores. During the nine months ended September 30, 2017, our increased cash flow from operating activities was primarily attributable to our 2017 and 2016 acquisitions and increased net operating income levels on the same-store portfolio in the 2017 period as compared to the 2016 period.

Cash used in investing activities decreased from $472.1 million for the nine months ended September 30, 2016 to $81.1 million for the nine months ended September 30, 2017, reflecting a decrease of $391.1 million.  The change is primarily driven by a decrease in cash used for acquisitions of self-storage properties. Cash used during the nine months ended September 30, 2017, relates to the acquisition of three stores for an aggregate purchase price of $33.1 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued, while cash used in investing activities during the nine months ended September 30, 2016 relates to the acquisition of 24 stores for an aggregate purchase price of $350.8 million, inclusive of $6.5 million of assumed debt. The change is also driven by a decrease in cash used for development costs resulting from the acquisition of a development property by a consolidated joint venture for $67.2 million, inclusive of $35.0 million of assumed debt, during the prior period.

For the nine months ended September 30, 2017, cash used in financing activities was $140.0 million compared to cash provided by financing activities of $293.6 million during the nine months ended September 30, 2016, reflecting a decrease of $433.5 million.  The decrease is primarily a result of $298.5 million of net proceeds from our issuance of unsecured senior notes in August 2016 compared to $103.2 million of net proceeds from our issuance of unsecured senior notes in April 2017. Additionally, the decrease is a result of a $136.4 million decrease in proceeds received from the issuance of common shares as well as a $100.0 million term loan repayment during April 2017 with no comparable repayment in the prior period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2017 fiscal year, we expect recurring capital expenditures to be approximately $4.0 million to $9.0 million, planned capital improvements and store upgrades to be approximately $2.0 million to $5.0 million and costs associated with the development of new stores to be approximately $20.0 million to $30.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $0.6 million for the remainder of 2017.

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

As of September 30, 2017, we had approximately $6.2 million in available cash and cash equivalents.  In addition, we had approximately $432.6 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	250,000	4.33%	Various(1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	250,000	3.99%	Various(2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,00	1,050,00
Less: Discount on issuance of unsecured senior
notes, net	(630)	(3,971)
Less: Loan procurement costs, net	(7,176)	(6,953)
Total unsecured senior notes, net	$1,142,194	$1,039,076

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the

Operating Partnership and its consolidated subsidiaries. As of September 30, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of September 30, 2017, $432.6 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of September 30, 2017, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Unsecured Term Loans	2017	2016	Interest Rate (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	2.53%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jun-18
Unsecured term loan (3)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	400,000
Less: Loan procurement costs, net	(705)	(1,251)
Total unsecured term loans, net	$299,295	$398,749

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loans scheduled to mature in June 2018 and January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps. As of September 30, 2017, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 2.82%.

(2)

On April 6, 2017, we used the net proceeds from the issuance of $50.0 million of its 4.375% Senior Notes due 2023 and $50.0 million of its 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under its unsecured term loan that was scheduled to mature in June 2018. Unamortized loan procurement costs of $0.2 million were written off in conjunction with the repayment.

(3)	As of September 30, 2017, we had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at September 30, 2017 and no further borrowings may be made under the term loans. Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2017, we were in compliance with all of our financial covenants, and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

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

We did not sell any common shares under the Equity Distribution Agreements during the nine months ended September 30, 2017. As of September 30, 2017, 5.8 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to September 30, 2017, we acquired three self-storage properties in Texas (2) and Florida (1) for an aggregate purchase price of approximately $28.0 million.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders and FFO, as adjusted, attributable to common shareholders and OP Unit holders for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income attributable to the Company’s common shareholders	$37,297	$23,382	$94,741	$56,552

Add:
Real estate depreciation and amortization:
Real property	35,271	41,195	108,825	120,925
Company’s share of unconsolidated real estate ventures	2,457	2,905	7,716	8,148
Noncontrolling interests in the Operating Partnership	490	283	1,194	682
FFO attributable to common shareholders and OP unitholders	$75,515	$67,765	$212,476	$186,307

Add:
Loan procurement amortization expense - early repayment of debt	—	—	190	—
Acquisition related costs (1)	235	888	1,062	5,970
Property damage related to hurricanes, net of expected insurance proceeds (2)	1,424	—	1,424	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$77,174	$68,653	$215,152	$192,277

Weighted-average diluted shares outstanding	181,286	180,478	181,225	178,937
Weighted-average diluted units outstanding	2,401	2,221	2,221	2,197
Weighted-average diluted shares and units outstanding	183,687	182,699	183,446	181,134

______________________

(1)

Acquisition related costs for the nine months ended September 30, 2016 include $0.2 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

(2)

Property damage related to hurricanes, net of expected insurance proceeds for the three and nine months ended September 30, 2017 includes $0.1 million of storm damage related costs that are included in the Company’s share of equity in losses of real estate ventures.

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

As of September 30, 2017, our consolidated debt consisted of $1.4 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of September 30, 2017, there were $66.7 million and $200.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $2.7 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $2.7 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $77.5 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $88.4 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)

July 1 - July 31	158	$24.03	N/A	3,000,000
August 1 - August 31	307	$24.26	N/A	3,000,000
September 1 - September 30	258	$26.00	N/A	3,000,000
Total	723	$24.83	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: October 27, 2017	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2017	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: October 27, 2017	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2017	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)