Form 10-K
period 2017-12-31
CubeSmart; CubeSmart, L.P.
filed 2018-02-16
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

CubeSmart:
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

CubeSmart, L.P.:
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐	Emerging growth company ☐

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

As of June 30, 2017, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $4,331,947,035. As of February 14, 2018, the number of common shares of CubeSmart outstanding was 182,277,838.

As of June 30, 2017, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 2,471,554 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $59,416,158 based upon the last reported sale price of $24.04 per share on the New York Stock Exchange on June 30, 2017 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2017, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

•	national and local economic, business, real estate and other market conditions;

•	the competitive environment in which we operate, including our ability to maintain or raise occupancy and rental rates;

•	the execution of our business plan;

•	the availability of external sources of capital;

•	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•	increases in interest rates and operating costs;

•	counterparty non-performance related to the use of derivative financial instruments;

•	our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

•	acquisition and development risks;

•	increases in taxes, fees, and assessments from state and local jurisdictions;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	reductions in asset valuations and related impairment charges;

•	security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters;

•	potential environmental and other liabilities;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

As of December 31, 2017, we owned 484 self-storage properties located in 23 states and in the District of Columbia containing an aggregate of approximately 33.8 million rentable square feet.  As of December 31, 2017, approximately 89.2% of the rentable square footage at our owned stores was leased to approximately 279,000 customers, and no single customer represented a significant concentration of our revenues.  As of December 31, 2017, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2017, we managed 452 stores for third parties (including 117 stores containing an aggregate of approximately 6.9 million rentable square feet as part of four separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 936.  As of December 31, 2017, we managed stores for third parties in the District of Columbia and the following 31 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats.  Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our stores have a storage associate available to assist our customers during business hours, and 286, or approximately 59.1%, of our owned stores have a manager who resides in an apartment at the store.  Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems.  Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 410, or approximately 84.7%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2017, owned an approximately 99.0% interest in the Operating Partnership.  The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership, and operation of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2017 and 2016, we owned 484 and 475 stores, respectively, that contained an aggregate of 33.8 million and 32.9 million rentable square feet with occupancy levels of 89.2% and 89.7%, respectively. A complete listing of, and additional information about, our stores is included in Item 2 of this Report.  The following is a summary of our 2017, 2016 and 2015 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2017, 2016, and 2015, we owned 484, 475, and 445 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2015 through December 31, 2017:

	2017	2016	2015

Balance - January 1	475	445	421
Stores acquired	—	10	7
Stores developed	1	1	—
Balance - March 31	476	456	428
Stores acquired	3	7	4
Stores developed	—	1	1
Stores combined (1)	(1)	—	—
Balance - June 30	478	464	433
Stores acquired	—	7	5
Stores developed	2	—	—
Balance - September 30	480	471	438
Stores acquired	4	4	13
Stores developed	1	—	2
Stores combined (2)	(1)	—	—
Stores sold	—	—	(8)
Balance - December 31	484	475	445

(1)

On May 16, 2017, the Company acquired a store located in Sacramento, CA for approximately $3.7 million, which is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)

On October 2, 2017, the Company acquired a store located in Keller, TX for approximately $4.1 million, which is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2017:

•

Store Acquisitions.  During 2017, we acquired seven self-storage properties located throughout the United States, including three stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $80.7 million. In connection with these acquisitions, we allocated a portion of the purchase price paid for each store to the intangible value of in-place leases which aggregated $3.2 million. As of December 31, 2017, we had one store under contract for a total acquisition price of $12.2 million, which was acquired on January 31, 2018. As of December 31, 2017, we also had one store under contract for a total acquisition price of $20.8 million to be acquired after the completion of construction and the issuance of the certificate of occupancy.  This acquisition is subject to due diligence and other customary closing conditions, and no assurance can be provided that the acquisition will be completed on the terms described, or at all.

•

Development Activity.  During 2017, we completed construction and opened for operation two wholly-owned development properties and two joint venture development properties for a total cost of $168.0 million. The wholly-owned development properties opened during 2017 are located in Florida and Washington, D.C. The joint venture development properties opened during 2017 are both located in New York. As of December 31, 2017, we had six joint venture development properties under construction. We anticipate investing a total of $230.5 million related to these six projects, and construction for all projects is expected to be completed by the third quarter of 2019.

•

At-The-Market Equity Program.  During 2017, under our at-the-market equity program, we sold a total of 1.0 million common shares at an average sales price of $29.13 per share, resulting in net proceeds under the program of $29.6 million, after deducting offering costs. As of December 31, 2017, 4.7 million common shares remained available for sale under the program. The proceeds from the sales conducted during the year ended December 31, 2017 were used to fund acquisitions of self-storage properties and for general corporate purposes.

•

Debt Offering.  On April 4, 2017, we completed the issuance and sale of $50.0 million in aggregate principal amount of 4.375% unsecured senior notes due December 15, 2023, which are part of the same series as the $250.0 million in aggregate principal amount of 4.375% senior notes due December 15, 2023 issued on December 17, 2013.  On April 4, 2017, we also completed the issuance and sale of $50.0 million in aggregate principal amount of 4.000% unsecured senior notes due November 15, 2025, which are part of the same series as the $250.0 million in aggregate principal amount of 4.000% senior notes due November 15, 2025 issued on October 26, 2015.  Net proceeds from the offerings were used to repay outstanding indebtedness under our $100.0 million unsecured term loan that was scheduled to mature in June 2018.

•

Mortgage Loans.  During 2017, we repaid one mortgage loan for $6.2 million and, in conjunction with the acquisition of a store located in Maryland, assumed one mortgage loan with an outstanding principal balance of $5.8 million as of December 31, 2017.

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

•

Acquire stores within targeted markets — During 2018, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals, and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.

•

Dispose of stores — During 2018, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk adjusted returns.  We intend to use proceeds from these transactions to fund acquisitions within targeted markets.

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

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties.  Our investment committee, comprised of five senior officers and led by Christopher P. Marr, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

•

Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores efficiently and within a short period of time.  We evaluate both the broader market and the immediate area, typically three miles around the store, for its ability to support above-average demographic growth.  We seek to increase our presence primarily in areas that we expect will experience growth, including the Northeastern and Mid-Atlantic areas of the United States and areas within Arizona, California, Florida, Georgia, Illinois, and Texas, and to enter additional markets should suitable opportunities arise.

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

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store.  No single customer represented a significant concentration of our 2017 revenues.  Our stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10% and 8%, respectively, of our total revenues for each of the years ended December 31, 2017 and 2016. Our stores in Florida, New York, Texas, and California provided total revenues of approximately 18%, 16%, 10%, and 8%, respectively, for the year ended December 31, 2015.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2017, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 23.5% compared to approximately 24.7% as of December 31, 2016.  Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2017 was approximately 38.0% compared to approximately 38.5% as of December 31, 2016.  We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes.  These capital sources may include existing cash, borrowings under the revolving portion of our credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties, and formations of joint ventures.  We also may sell stores that have unattractive risk adjusted returns and use the sales proceeds to fund other acquisitions.

Competition

Self-storage properties compete based on a number of factors, including location, rental rates, security, suitability of the store’s design to prospective customers’ needs, and the manner in which the store is operated and marketed.  In particular, the number of competing self-storage properties in a market could have a material effect on our occupancy levels, rental rates, and on the overall operating performance of our stores.  We believe that the primary competition for potential customers of any of our self-storage properties comes from other self-storage providers within a three-mile radius of that store.  We believe our stores are well-positioned within their respective markets, and we emphasize customer service, convenience, security, professionalism, and cleanliness.

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

Under the Americans with Disabilities Act of 1990 and applicable state accessibility act laws (collectively, the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state, and local laws may also impose access and other similar requirements at our stores.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our stores comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our stores, or websites, is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing them into compliance.

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

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355.  Our telephone number is (610) 535-5000.

Employees

As of December 31, 2017, we employed 2,508 employees, of whom 328 were corporate executive and administrative personnel and 2,180 were property-level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

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

It is difficult to determine the breadth and duration of economic and financial market disruptions and the many ways in which they may affect our customers and our business in general.  Nonetheless, financial and macroeconomic disruptions could have a significant adverse effect on our sales, profitability, and results of operations.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors.  Our stores in Florida, New York, Texas, and California accounted for approximately 17%, 16%, 10% and 8%, respectively, of our total 2017 revenues.  As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

We face risks associated with property acquisitions.

We intend to continue to acquire individual and portfolios of self-storage properties. The purchase agreements that we enter into in connection with acquisitions typically contain closing conditions that need to be satisfied before the acquisitions can be consummated. The satisfaction of many of these conditions is outside of our control, and we therefore cannot assure that any of our pending or future acquisitions will be consummated. These conditions include, among other things, satisfactory examination of the title to the properties, the ability to obtain title insurance and customary closing conditions.  Moreover, in the event we are unable to complete pending or future acquisitions, we may have incurred significant legal, accounting, and other transaction costs in connection with such acquisitions without realizing the expected benefits.

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

In addition, we often do not obtain third-party appraisals of acquired properties (and instead rely on value determinations by our senior management) and the consideration we pay in exchange for those properties may exceed the determined value.

We will incur costs and will face integration challenges when we acquire additional stores.

As we acquire or develop additional self-storage properties and bring additional self-storage properties onto our third party management platform, we will be subject to risks associated with integrating and managing new stores, including customer retention and mortgage default risks. In the case of a large portfolio purchase, we could experience strains in our existing information management capacity. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations.  Furthermore, our income may decline because we will be required to depreciate/amortize in future periods costs for acquired real property and intangible assets.  Our failure to successfully integrate any future acquisitions into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

We may incur impairment charges.

We evaluate on a quarterly basis our real estate portfolios for indicators of impairment. Impairment charges reflect management’s judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take impairment charges, our results of operations will be adversely impacted.

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

If we are unable to promptly re-let our cubes or if the rates upon such re-letting are significantly lower than expected, our business and results of operations would be adversely affected.

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

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our stores.  We compete with numerous developers, owners, and operators of self-storage properties, including other REITs, as well as on-demand storage providers, some of which own or may in the future own stores similar to ours in the same submarkets in which our stores are located and some of which may have greater capital resources.  In addition, due to the relatively low cost of each individual self-storage property, other developers, owners, and operators have the capability to build additional stores that may compete with our stores.

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

We also could be sued for personal injuries and/or property damage occurring on our properties.  We maintain liability insurance with limits that we believe are adequate to provide for the defense and/or payment of any damages arising from such lawsuits.  There can be no assurance that such coverage will cover all costs and expenses from such suits.

Legislative actions and changes may cause our general and administrative costs  and compliance costs to increase.

In order to comply with laws adopted by Federal, state or local government or regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase.  Significant workforce-related legislative changes could increase our expenses and adversely affect our operations.  Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care and medical and family leave mandates.  In addition, changes in the regulatory environment affecting health care reimbursements, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices.

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

Under the ADA, all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state and local laws may also impose access and other similar requirements at our properties.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our properties and websites comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our properties is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the properties into compliance.  If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures, which could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

Privacy concerns could result in regulatory changes that may harm our business.

Personal privacy has become a significant issue in the jurisdictions in which we operate.  Many jurisdictions in which we operate have imposed restrictions and requirements on the use of personal information by those collecting such information.  The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business.  Failure to comply with such laws and regulations could result in consent orders or regulatory penalties and significant legal liability, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

We face system security risks as we depend upon automated processes and the Internet and we could damage our reputation, incur substantial additional costs and become subject to litigation if our systems are penetrated.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes.  We have not requested and do not plan to request a ruling from the IRS that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court.  As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders.  Many of the REIT requirements, however, are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control.  For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws.  In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers.  We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income, excluding net capital gains.  The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us.  Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT.  Changes to rules governing REITs were made by legislation commonly known as the Tax Cuts and Jobs Act (the “TCJA”) and the Protecting Americans From Tax Hikes Act of 2015, signed into law on December 22, 2017 and December 18, 2015, respectively, and Congress and the IRS might make further changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.  If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income.  As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates.  For tax years beginning before January 1, 2018, we also could be subject to the federal alternative minimum tax and possibly increased state and local taxes.  We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions.  If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders.  This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the TCJA made changes to the number of provisions of the Code that may affect the taxation of REITs and their security holders. While the changes in the TCJA generally appear to be favorable with respect to REITs, certain changes to the U.S. federal income tax laws enacted by the TCJA could have a material and adverse effect on us. For example, certain changes in law pursuant to the Tax Cuts and Jobs Act could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

•	reducing the rate of tax applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single level of taxation on REIT distributions;
•	permitting immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT taxation regime; and
•	limiting the deductibility of interest expense, which could increase the distribution requirement of REITs.

Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA makes numerous large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us.

Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, it is not clear when Congress will address these issues or when the Internal Revenue Service will be able to issue administrative guidance on the changes made in the TCJA.

Shareholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our capital stock.

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

There can be no assurance that we will be able to refinance our debt on favorable terms or at all.  To the extent we cannot refinance debt on favorable terms or at all, we may be forced to dispose of properties on disadvantageous terms or pay higher interest rates, either of which would have an adverse impact on our financial performance and ability to pay dividends to our shareholders.

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

From time to time, domestic financial markets experience volatility and uncertainty.  At times in recent years liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets from which we historically sought financing.  Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms; there can be no assurance that we will be able to continue to issue common or preferred equity securities at a reasonable price.  Our ability to finance new acquisitions and refinance future debt maturities could be adversely impacted by our inability to secure permanent financing on reasonable terms, if at all.

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

Our executive team, including our named executive officers, has extensive self-storage, real estate, and public company experience. Effective January 1, 2017, our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer are parties to the Company’s executive severance plan, however, we cannot provide assurance that any of them will remain in our employment.  The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training, and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2017, we had 2,180 property-level personnel involved in the management and operation of our stores.  The customer service, marketing skills, and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

The market price of our common shares has been subject to significant fluctuation and may continue to fluctuate or decline.  Between January 1, 2015 and December 31, 2017, the closing price of our common shares has ranged from a high of $33.30 (on March 31, 2016) to a low of $22.31 (on March 6, 2015).  In the past several years, REIT securities have experienced high levels of volatility and significant increases in value from their historic lows.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Overview

As of December 31, 2017, we owned 484 self-storage properties that contain approximately 33.8 million rentable square feet and are located in 23 states and the District of Columbia.  The following table sets forth summary information regarding our stores by state as of December 31, 2017.

			Total	% of Total
	Number of		Rentable	Rentable	Period-end
State	Stores	Cubes	Square Feet	Square Feet	Occupancy

Florida	80	58,125	5,956,304	17.7%	90.7%
Texas	63	36,634	4,376,387	13.1%	87.7%
New York	45	58,183	3,289,051	9.7%	80.9%
California	40	26,468	2,881,220	8.5%	92.4%
Illinois	41	24,940	2,663,648	7.9%	86.2%
Arizona	33	19,135	2,078,331	6.2%	90.9%
New Jersey	25	16,837	1,700,780	5.0%	93.4%
Maryland	16	13,001	1,320,572	3.9%	91.2%
Georgia	18	11,043	1,317,487	3.9%	91.4%
Ohio	20	11,114	1,289,553	3.8%	91.7%
Connecticut	22	10,668	1,179,145	3.5%	91.7%
Virginia	10	7,874	788,260	2.3%	88.8%
Colorado	11	6,017	697,269	2.1%	90.5%
Massachusetts	11	7,239	667,868	2.0%	90.2%
North Carolina	9	5,614	654,145	1.9%	90.2%
Tennessee	7	4,442	617,980	1.8%	90.0%
Pennsylvania	9	6,029	609,136	1.8%	91.3%
Nevada	7	4,136	548,822	1.6%	91.0%
Washington D.C.	4	3,920	295,693	0.9%	72.3%
Utah	4	2,269	240,023	0.7%	91.0%
Rhode Island	4	1,976	237,195	0.7%	93.2%
New Mexico	3	1,661	182,261	0.5%	93.2%
Minnesota	1	1,019	101,028	0.3%	93.2%
Indiana	1	577	67,604	0.2%	94.1%
Total/Weighted Average	484	338,921	33,759,762	100.0%	89.2%

Our Stores

The following table sets forth additional information with respect to each of our owned stores as of December 31, 2017.  Our ownership of each store consists of a fee interest in the store held by our Operating Partnership, or one of its subsidiaries, except for eight of our stores, which are subject to ground leases.  In addition, small parcels of land at two of our other stores are subject to ground leases.

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Chandler I, AZ	2005	1985	47,680	81.6%	456	Y	12.7%
Chandler II, AZ	2013	2008	82,915	82.5%	1,175	N	73.9%
Gilbert I, AZ	2013	2010	57,200	84.0%	443	Y	84.0%
Gilbert II, AZ	2016	2005/14	114,080	81.1%	835	Y	43.8%
Glendale, AZ	1998	1987	56,807	90.1%	534	Y	0.0%
Green Valley, AZ	2005	1985	25,050	97.9%	266	N	9.0%
Mesa I, AZ	2006	1985	52,575	91.7%	512	N	0.0%
Mesa II, AZ	2006	1981	45,511	94.8%	412	Y	16.7%
Mesa III, AZ	2006	1986	59,629	94.2%	527	Y	15.7%
Peoria, AZ	2015	2005	110,835	94.6%	926	N	35.4%
Phoenix I, AZ	2006	1987	101,275	82.2%	782	Y	24.8%
Phoenix II, AZ	2006/11	1974	83,160	93.0%	814	Y	6.6%
Phoenix III, AZ	2014	2009	121,730	91.9%	817	N	74.3%
Phoenix IV, AZ	2016	2008	69,610	92.5%	696	Y	100.0%
Queen Creek, AZ	2015	2013	94,462	87.8%	628	Y	61.3%
Scottsdale, AZ	1998	1995	80,725	93.9%	658	Y	20.5%
Surprise, AZ	2015	2006	72,325	96.1%	604	N	100.0%
Tempe I, AZ	2005	1975	53,890	91.8%	409	Y	18.8%
Tempe II, AZ	2013	2007	68,409	90.9%	735	Y	86.7%
Tucson I, AZ	1998	1974	59,800	94.9%	500	Y	0.0%
Tucson II, AZ	1998	1988	43,950	92.6%	537	Y	100.0%
Tucson III, AZ	2005	1979	49,820	93.1%	499	N	0.0%
Tucson IV, AZ	2005	1982	48,040	92.5%	505	Y	13.5%
Tucson V, AZ	2005	1982	45,134	95.4%	423	Y	11.3%
Tucson VI, AZ	2005	1982	40,790	92.3%	418	Y	13.6%
Tucson VII, AZ	2005	1982	52,663	93.8%	609	Y	6.9%
Tucson VIII, AZ	2005	1979	46,650	92.4%	463	Y	0.0%
Tucson IX, AZ	2005	1984	67,496	93.7%	609	Y	5.9%
Tucson X, AZ	2005	1981	46,350	91.0%	425	N	0.0%
Tucson XI, AZ	2005	1974	42,700	95.3%	413	Y	0.0%
Tucson XII, AZ	2005	1974	42,275	90.4%	446	Y	3.8%
Tucson XIII, AZ	2005	1974	45,800	94.5%	501	Y	0.0%
Tucson XIV, AZ	2005	1976	48,995	94.5%	558	Y	17.9%
Benicia, CA	2005	1988/93/05	74,770	93.3%	722	Y	0.0%
Citrus Heights, CA	2005	1987	75,620	91.6%	684	Y	0.0%
Corona, CA	2014	2014	94,975	94.6%	971	N	6.9%
Diamond Bar, CA	2005	1988	103,558	92.2%	916	Y	0.0%
Escondido, CA	2007	2002	143,645	96.4%	1,269	Y	12.0%
Fallbrook, CA	1997	1985/88	45,926	90.4%	451	Y	0.0%
Fremont, CA	2014	1987	51,324	90.2%	526	Y	0.0%
Lancaster, CA	2001	1987	60,475	96.6%	371	Y	0.0%
Long Beach, CA	2006	1974	124,571	93.7%	1,378	Y	0.0%
Murrieta, CA	2005	1996	49,775	91.5%	453	Y	5.1%
North Highlands, CA	2005	1980	57,094	88.8%	476	Y	0.0%
Ontario, CA	2014	1986	93,590	93.4%	849	Y	0.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Orangevale, CA	2005	1980	50,542	91.6%	533	Y	0.0%
Pleasanton, CA	2005	2003	83,600	92.2%	765	Y	0.0%
Rancho Cordova, CA	2005	1979	53,978	90.0%	480	Y	0.0%
Rialto I, CA	2006	1987	57,391	95.9%	466	Y	0.0%
Rialto II, CA	1997	1980	99,783	93.1%	720	Y	0.0%
Riverside I, CA	2006	1977	67,220	94.2%	670	Y	0.0%
Riverside II, CA	2006	1985	85,176	91.5%	812	Y	5.5%
Roseville, CA	2005	1979	59,944	87.8%	561	Y	0.0%
Sacramento I, CA	2005	1979	50,664	91.0%	555	Y	0.0%
Sacramento II, CA	2005/17	1986	111,736	88.0%	1,087	Y	0.0%
San Bernardino I, CA	1997	1987	31,070	90.2%	236	N	0.0%
San Bernardino II, CA	1997	1991	41,546	94.0%	374	Y	0.0%
San Bernardino III, CA	1997	1985/92	35,416	92.9%	375	N	0.0%
San Bernardino IV, CA	2005	2002/04	83,227	94.3%	743	Y	12.5%
San Bernardino V, CA	2006	1974	56,745	88.5%	492	Y	6.7%
San Bernardino VII, CA	2006	1978	78,809	94.0%	641	Y	2.3%
San Bernardino VIII, CA	2006	1977	103,567	92.5%	875	Y	0.0%
San Marcos, CA	2005	1979	37,425	86.7%	244	Y	0.0%
Santa Ana, CA	2006	1984	63,916	92.3%	742	Y	4.3%
South Sacramento, CA	2005	1979	52,390	92.5%	415	Y	0.0%
Spring Valley, CA	2006	1980	55,035	88.3%	713	Y	0.0%
Temecula I, CA	1998	1985/03	81,340	88.3%	704	Y	45.9%
Temecula II, CA	2007	2003	84,520	94.1%	690	Y	55.2%
Vista I, CA	2001	1988	74,238	96.1%	622	Y	0.0%
Vista II, CA	2005	2001/02/03	147,753	93.6%	1,304	Y	3.7%
Walnut, CA	2005	1987	50,708	94.2%	538	Y	16.0%
West Sacramento, CA	2005	1984	39,765	93.1%	479	Y	0.0%
Westminster, CA	2005	1983/98	68,393	91.9%	566	Y	0.0%
Aurora, CO	2005	1981	75,717	91.7%	619	Y	0.0%
Centennial, CO	2016	2009	62,400	91.5%	530	Y	95.5%
Colorado Springs I, CO	2005	1986	47,975	87.4%	468	Y	0.0%
Colorado Springs II, CO	2006	2001	62,400	88.7%	433	Y	0.0%
Denver I, CO	2006	1997	59,200	94.8%	449	Y	0.0%
Denver II, CO	2012	2007	74,390	88.9%	679	N	95.1%
Denver III, CO	2016	2015	76,025	86.2%	722	N	95.0%
Federal Heights, CO	2005	1980	54,770	92.0%	551	Y	0.0%
Golden, CO	2005	1985	87,800	92.9%	640	Y	1.6%
Littleton, CO	2005	1987	53,490	88.7%	442	Y	64.5%
Northglenn, CO	2005	1980	43,102	92.5%	484	Y	0.0%
Bloomfield, CT	1997	1987/93/94	48,700	92.1%	445	Y	8.8%
Branford, CT	1995	1986	50,629	84.4%	430	Y	3.5%
Bristol, CT	2005	1989/99	47,725	92.1%	471	N	31.8%
East Windsor, CT	2005	1986/89	45,966	93.1%	305	N	0.0%
Enfield, CT	2001	1989	52,875	93.8%	374	Y	0.0%
Gales Ferry, CT	1995	1987/89	54,905	89.7%	607	N	9.4%
Manchester I, CT	2002	1999/00/01	46,925	92.9%	467	N	44.5%
Manchester II, CT	2005	1984	52,725	92.4%	405	N	0.0%
Manchester III, CT	2014	2009	60,113	91.8%	583	N	87.3%
Milford, CT	1996	1975	44,885	86.1%	375	Y	6.9%
Monroe, CT	2005	1996/03	58,500	96.3%	397	N	0.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Mystic, CT	1996	1975/86	50,825	91.8%	561	Y	4.6%
Newington I, CT	2005	1978/97	42,620	95.2%	248	N	0.0%
Newington II, CT	2005	1979/81	36,140	92.4%	194	N	0.0%
Norwalk I, CT	2012	2009	30,160	90.3%	348	N	100.0%
Norwalk II, CT	2016	1990	78,175	86.6%	936	Y	78.0%
Old Saybrook I, CT	2005	1982/88/00	87,000	91.6%	719	N	10.8%
Old Saybrook II, CT	2005	1988/02	26,425	90.7%	253	N	72.7%
Shelton, CT	2011	2007	78,405	92.6%	855	Y	94.2%
South Windsor, CT	1996	1976	72,025	91.2%	561	Y	1.2%
Stamford, CT	2005	1997	28,907	93.5%	363	N	38.8%
Wilton, CT	2012	1966	84,515	96.2%	771	Y	66.8%
Washington I, DC	2008	2002	62,685	87.6%	751	Y	97.6%
Washington II, DC	2011	1929/98	82,697	91.2%	1,044	N	99.6%
Washington III, DC	2016	1961/13	78,340	89.5%	1,050	Y	97.3%
Washington IV, DC *	2017	1925	71,971	18.5%	1,075	N	99.3%
Boca Raton, FL	2001	1998	37,968	92.4%	611	N	70.7%
Boynton Beach I, FL	2001	1999	61,725	93.1%	760	Y	62.1%
Boynton Beach II, FL	2005	2001	61,514	92.6%	580	Y	89.0%
Boynton Beach III, FL	2014	2001	67,393	94.5%	721	N	100.0%
Boynton Beach IV, FL	2015	2002	76,098	92.6%	641	N	84.2%
Bradenton I, FL	2004	1979	68,398	92.0%	594	N	6.6%
Bradenton II, FL	2004	1996	88,063	94.7%	852	Y	46.7%
Cape Coral I, FL	2000	2000	76,857	91.9%	902	Y	91.0%
Cape Coral II, FL	2014	2007	67,955	93.7%	615	Y	71.5%
Coconut Creek I, FL	2012	2001	78,846	92.0%	757	Y	53.1%
Coconut Creek II, FL	2014	1999	90,147	93.2%	811	N	79.8%
Dania Beach, FL	2004	1984	180,588	92.4%	1,778	N	27.4%
Dania, FL	1996	1988	58,165	93.3%	496	Y	53.8%
Davie, FL	2001	2001	80,985	95.2%	837	Y	74.0%
Deerfield Beach, FL	1998	1998	57,230	88.8%	520	Y	55.2%
Delray Beach I, FL	2001	1999	67,833	95.4%	816	Y	45.6%
Delray Beach II, FL	2013	1987	75,710	93.8%	1,180	N	95.5%
Delray Beach III, FL	2014	2006	94,377	91.8%	904	N	99.8%
Delray Beach IV, FL *	2017	2017	97,945	1.9%	1,155	N	100.0%
Ft. Lauderdale I, FL	1999	1999	70,093	92.8%	695	Y	55.0%
Ft. Lauderdale II, FL	2013	2007	49,577	93.3%	862	N	100.0%
Ft. Myers I, FL	1999	1998	67,534	95.4%	593	Y	84.3%
Ft. Myers II, FL	2014	2001	83,375	96.5%	838	Y	63.2%
Ft. Myers III, FL	2014	2002	81,554	90.3%	870	Y	89.4%
Jacksonville I, FL	2005	2005	79,705	95.7%	720	N	100.0%
Jacksonville II, FL	2007	2004	64,970	92.5%	672	N	100.0%
Jacksonville III, FL	2007	2003	65,840	93.0%	686	N	100.0%
Jacksonville IV, FL	2007	2006	77,525	92.6%	720	N	100.0%
Jacksonville V, FL	2007	2004	82,523	89.0%	720	N	80.3%
Jacksonville VI, FL	2014	2006	67,375	92.9%	539	Y	71.4%
Kendall, FL	2007	2003	75,495	95.2%	702	N	79.6%
Lake Worth I, FL †	1998	1998/02	160,622	90.0%	1,280	Y	72.4%
Lake Worth II, FL	2014	2004/08	86,924	96.4%	757	Y	85.9%
Lake Worth III, FL	2015	2006	92,510	91.6%	787	Y	42.4%
Lakeland, FL	1994	1988	49,095	93.6%	493	Y	83.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Leisure City, FL	2012	2005	56,225	93.9%	619	N	70.3%
Lutz I, FL	2004	2000	66,795	92.3%	616	Y	44.6%
Lutz II, FL	2004	1999	69,232	88.9%	537	Y	29.4%
Margate I, FL †	1996	1979/81	53,660	94.8%	370	Y	27.8%
Margate II, FL †	1996	1985	65,380	94.2%	460	Y	55.9%
Merritt Island, FL	2002	2000	50,261	88.5%	465	Y	66.7%
Miami I, FL	1996	1995	46,500	93.2%	557	Y	69.1%
Miami II, FL	1996	1989	66,960	88.7%	569	Y	19.0%
Miami III, FL	2005	1988/03	151,620	92.8%	1,513	N	91.3%
Miami IV, FL	2011	2007	76,695	93.7%	929	N	99.9%
Miramar, FL	2013	2009	80,130	91.8%	746	N	97.1%
Naples I, FL	1996	1996	48,100	89.8%	318	Y	49.1%
Naples II, FL	1997	1985	65,850	87.6%	649	Y	56.2%
Naples III, FL	1997	1981/83	80,021	93.5%	805	Y	48.8%
Naples IV, FL	1998	1990	40,625	90.7%	443	Y	63.7%
New Smyrna Beach, FL	2014	2001	81,454	94.6%	607	N	59.6%
North Palm Beach, FL *	2017	2017	46,275	51.7%	504	N	100.0%
Oakland Park, FL	2017	2012	63,231	91.3%	554	N	97.8%
Ocoee, FL	2005	1997	76,150	94.9%	635	Y	22.7%
Orange City, FL	2004	2001	59,580	91.2%	655	N	53.0%
Orlando II, FL	2005	2002/04	63,184	89.3%	586	N	81.9%
Orlando III, FL	2006	1988/90/96	101,510	91.3%	825	Y	22.1%
Orlando IV, FL	2010	2009	76,601	93.3%	647	N	68.6%
Orlando V, FL	2012	2008	75,327	91.9%	651	N	91.4%
Orlando VI, FL	2014	2006	67,275	91.3%	581	Y	35.3%
Oviedo, FL	2006	1988/91	49,276	86.1%	446	Y	3.6%
Palm Coast I, FL	2014	2001	47,400	90.2%	426	Y	52.6%
Palm Coast II, FL	2014	1998/04	122,490	94.9%	1,192	N	43.0%
Palm Harbor, FL	2016	2001	82,685	92.6%	744	N	73.0%
Pembroke Pines, FL	1997	1997	67,321	91.3%	693	Y	78.2%
Royal Palm Beach II, FL	2007	2004	81,238	91.3%	757	N	90.2%
Sanford I, FL	2006	1988/06	61,810	90.7%	443	Y	35.7%
Sanford II, FL	2014	2000	69,755	94.2%	667	N	62.4%
Sarasota, FL	1999	1998	71,142	92.4%	544	Y	60.7%
St. Augustine, FL	1996	1985	59,725	92.8%	725	Y	26.2%
St. Petersburg, FL	2016	1987	66,025	92.6%	845	N	35.0%
Stuart, FL	1997	1995	86,756	91.9%	987	Y	60.0%
SW Ranches, FL	2007	2004	64,975	91.0%	650	N	88.9%
Tampa I, FL	2007	2001/02	83,938	94.3%	792	N	34.3%
Tampa II, FL	2016	1999	74,790	92.4%	703	N	100.0%
West Palm Beach I, FL	2001	1997	66,906	93.2%	974	Y	52.6%
West Palm Beach II, FL	2004	1996	94,353	94.2%	836	Y	76.7%
West Palm Beach III, FL	2012	2008	77,410	91.1%	909	Y	90.3%
West Palm Beach IV, FL	2014	2004	102,742	90.5%	945	N	85.5%
Winter Park, FL	2014	2005	54,416	92.0%	542	N	58.5%
Alpharetta, GA	2001	1996	90,501	91.7%	673	Y	79.5%
Atlanta, GA	2012	2008	66,625	94.0%	631	N	100.0%
Austell, GA	2006	2000	83,655	92.7%	674	Y	64.2%
Decatur, GA	1998	1986	145,320	88.8%	1,334	Y	2.7%
Duluth, GA	2011	2009	70,885	90.0%	590	N	100.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Lawrenceville, GA	2011	1999	73,740	93.2%	605	Y	27.6%
Lithia Springs, GA	2015	2007	66,750	91.2%	591	N	59.2%
Norcross I, GA	2001	1997	85,420	89.7%	601	Y	66.1%
Norcross II, GA	2011	1996	52,595	90.4%	400	Y	62.5%
Norcross III, GA	2012	2007	46,955	89.7%	500	N	100.0%
Norcross IV, GA	2012	2005	57,505	90.2%	543	Y	89.1%
Peachtree City I, GA	2001	1997	49,875	90.1%	455	N	76.7%
Peachtree City II, GA	2012	2005	59,950	91.2%	429	N	43.4%
Smyrna, GA	2001	2000	57,015	92.0%	503	Y	99.4%
Snellville, GA	2007	1996/97	79,950	91.5%	770	Y	21.7%
Suwanee I, GA	2007	2000/03	85,125	95.3%	653	Y	29.1%
Suwanee II, GA	2007	2005	80,340	91.8%	592	N	66.2%
Villa Rica, GA	2015	2009	65,281	92.3%	499	N	61.5%
Addison, IL	2004	1979	31,575	90.3%	367	Y	0.0%
Aurora, IL	2004	1996	73,985	91.3%	558	Y	8.6%
Bartlett, IL	2004	1987	51,395	87.2%	415	Y	31.8%
Bellwood, IL	2001	1999	86,350	88.7%	738	Y	51.1%
Blue Island, IL	2015	2008	55,125	91.2%	557	N	100.0%
Bolingbrook, IL	2014	2004	82,425	90.8%	728	N	77.3%
Chicago I, IL	2014	1935	95,845	92.9%	1,087	N	94.7%
Chicago II, IL	2014	1953	78,585	90.3%	757	N	85.6%
Chicago III, IL	2014	1959	84,990	95.5%	1,078	N	99.8%
Chicago IV, IL	2015	2009	60,495	91.5%	613	N	100.0%
Chicago V, IL	2015	2008	51,775	90.5%	603	N	100.0%
Chicago VI, IL	2016	1954/61/13	71,785	75.0%	714	N	100.0%
Chicago VII, IL *	2017	2017	91,292	26.8%	1,094	N	100.0%
Countryside, IL	2014	2002	97,356	92.6%	903	N	98.8%
Des Plaines, IL	2004	1978	69,450	95.3%	577	N	0.0%
Downers Grove, IL	2016	2015	71,625	90.6%	666	N	100.0%
Elk Grove Village, IL	2004	1987	64,054	92.6%	623	Y	7.5%
Evanston, IL	2013	2009	57,715	89.4%	593	N	100.0%
Glenview, IL	2004	1998	100,085	93.4%	738	Y	100.0%
Gurnee, IL	2004	1987	80,300	91.0%	708	Y	37.4%
Hanover, IL	2004	1987	41,190	88.7%	417	Y	2.2%
Harvey, IL	2004	1987	60,090	91.7%	575	Y	2.8%
Joliet, IL	2004	1993	72,865	94.2%	532	Y	94.0%
Kildeer, IL	2004	1988	74,463	63.9%	779	Y	58.0%
Lombard, IL	2004	1981	58,241	89.0%	536	Y	26.1%
Maywood, IL	2015	2009	60,225	92.1%	655	N	100.0%
Mount Prospect, IL	2004	1979	64,950	92.2%	578	Y	10.4%
Mundelein, IL	2004	1990	44,700	89.6%	484	Y	12.2%
North Chicago, IL	2004	1985	53,400	87.8%	420	N	0.0%
Plainfield I, IL	2004	1998	53,900	90.3%	403	N	8.7%
Plainfield II, IL	2005	2000	51,900	90.5%	356	N	32.6%
Riverwoods, IL *	2017	2017	73,915	30.0%	807	N	100.0%
Schaumburg, IL	2004	1988	31,160	94.4%	317	N	5.4%
Streamwood, IL	2004	1982	64,305	94.3%	551	N	7.6%
Warrenville, IL	2005	1977/89	48,796	88.0%	380	N	0.0%
Waukegan, IL	2004	1977	79,500	91.0%	661	Y	8.2%
West Chicago, IL	2004	1979	48,175	90.8%	437	Y	0.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Westmont, IL	2004	1979	53,400	94.6%	383	Y	0.0%
Wheeling I, IL	2004	1974	54,210	90.7%	485	N	0.0%
Wheeling II, IL	2004	1979	67,825	89.1%	604	Y	9.9%
Woodridge, IL	2004	1987	50,232	88.4%	463	Y	17.1%
Schererville, IN	2014	2005	67,604	94.1%	577	Y	40.6%
Boston I, MA	2010	1950	33,286	86.9%	584	N	100.0%
Boston II, MA	2002	2001	60,470	91.1%	628	N	99.0%
Boston III, MA	2014	1960	108,205	95.0%	1,103	N	25.2%
Brockton, MA	2015	1900/70/80	59,296	82.0%	701	N	0.0%
Haverhill, MA	2015	1900	60,589	91.1%	606	N	93.2%
Lawrence, MA	2015	1966	34,672	91.0%	411	N	100.0%
Leominster, MA	1998	1987/88/00	54,073	92.5%	511	Y	50.5%
Medford, MA	2007	2001	58,685	90.2%	658	Y	97.4%
Stoneham, MA	2013	2009/11	61,300	95.4%	589	N	100.0%
Tewksbury, MA	2014	2007	62,402	92.2%	751	N	100.0%
Walpole, MA	2016	1998	74,890	82.2%	697	Y	31.4%
Annapolis, MD	2017	1976	92,332	86.7%	952	Y	59.9%
Baltimore, MD	2001	1999/00	93,750	92.7%	800	Y	49.0%
Beltsville, MD	2013	2006	63,687	91.3%	648	Y	9.7%
California, MD	2004	1998	77,840	88.4%	721	Y	41.3%
Capitol Heights, MD	2015	2013	79,600	94.2%	950	Y	98.9%
Clinton, MD	2013	2008/10	84,225	88.6%	914	Y	51.8%
District Heights, MD	2011	2007	78,240	92.5%	960	Y	96.4%
Elkridge, MD	2013	1999	63,475	89.1%	601	Y	91.5%
Gaithersburg I, MD	2005	1998	87,045	90.5%	789	Y	45.2%
Gaithersburg II, MD	2015	2008	74,150	92.3%	831	Y	99.2%
Hyattsville, MD	2013	2006	52,830	91.7%	602	Y	9.3%
Laurel, MD †	2001	1978/99/00	162,896	92.4%	1,017	N	64.5%
Temple Hills I, MD	2001	2000	97,270	90.3%	820	Y	71.1%
Temple Hills II, MD	2014	2010	84,225	91.6%	1,070	Y	99.3%
Timonium, MD	2014	1965/98	66,717	89.4%	662	Y	95.5%
Upper Marlboro, MD	2013	2006	62,290	90.7%	664	Y	21.7%
Bloomington, MN	2016	1978	101,028	93.2%	1,019	N	74.1%
Belmont, NC	2001	1996/97/98	81,850	91.1%	595	N	21.8%
Burlington I, NC	2001	1990/91/93/94/98	109,300	94.2%	952	N	7.8%
Burlington II, NC	2001	1991	42,165	89.6%	396	Y	16.4%
Cary, NC	2001	1993/94/97	112,402	89.4%	840	N	11.3%
Charlotte I, NC	2002	1999	69,000	89.8%	745	Y	44.4%
Charlotte II, NC	2016	2008	53,736	89.7%	491	N	96.3%
Cornelius, NC	2015	2000	59,270	88.9%	526	N	43.2%
Pineville, NC	2015	1997/01	77,747	89.8%	642	N	13.2%
Raleigh, NC	1998	1994/95	48,675	85.8%	427	Y	11.7%
Bordentown, NJ	2012	2006	50,550	92.5%	382	N	27.2%
Brick, NJ	1996	1981	51,720	96.0%	433	N	0.0%
Cherry Hill I, NJ	2010	2004	51,500	93.4%	369	Y	0.0%
Cherry Hill II, NJ	2012	2004	65,500	93.8%	613	N	94.8%
Clifton, NJ	2005	2001	105,550	94.4%	1,004	Y	93.2%
Cranford, NJ	1996	1987	91,280	88.2%	849	Y	7.9%
East Hanover, NJ	1996	1983	107,679	93.7%	970	N	3.4%
Egg Harbor I, NJ	2010	2005	36,025	95.9%	290	N	14.8%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Egg Harbor II, NJ	2010	2002	70,400	92.4%	695	N	19.9%
Elizabeth, NJ	2005	1925/97	38,830	92.2%	674	N	0.0%
Fairview, NJ	1997	1989	27,876	95.6%	448	N	98.9%
Freehold, NJ	2012	2002	81,420	95.8%	744	Y	66.1%
Hamilton, NJ	2006	1990	70,550	93.2%	618	Y	0.0%
Hoboken, NJ	2005	1945/97	34,130	92.4%	741	N	99.6%
Linden, NJ	1996	1983	100,425	92.9%	1,118	N	5.3%
Lumberton, NJ	2012	2004	96,025	93.6%	771	Y	32.6%
Morris Township, NJ	1997	1972	72,226	92.5%	560	Y	5.7%
Parsippany, NJ	1997	1981	84,655	89.2%	773	N	49.4%
Rahway, NJ	2013	2006	83,121	93.7%	983	Y	92.3%
Randolph, NJ	2002	1998/99	52,565	95.3%	550	Y	91.6%
Ridgefield, NJ	2015	1921/44	67,803	94.3%	684	Y	100.0%
Roseland, NJ	2015	1951/04	53,569	92.6%	658	N	98.8%
Sewell, NJ	2001	1984/98	57,826	92.5%	465	N	9.2%
Somerset, NJ	2012	2000	57,485	96.3%	507	N	83.8%
Whippany, NJ	2013	2007	92,070	95.6%	938	Y	86.0%
Albuquerque I, NM	2005	1985	65,927	93.0%	604	Y	13.9%
Albuquerque II, NM	2005	1985	58,798	93.8%	532	Y	15.0%
Albuquerque III, NM	2005	1986	57,536	92.7%	525	Y	11.0%
Henderson, NV	2014	2005	75,150	94.7%	528	Y	75.9%
Las Vegas I, NV †	2006	1986	48,732	95.4%	373	Y	13.6%
Las Vegas II, NV	2006	1997	48,850	94.2%	533	Y	66.4%
Las Vegas III, NV	2016	2005	84,600	90.5%	578	Y	78.9%
Las Vegas IV, NV	2016	2004	91,557	85.3%	578	Y	66.8%
Las Vegas V, NV	2016	1996	107,226	89.5%	909	Y	84.8%
Las Vegas VI, NV	2016	2003	92,707	91.4%	637	N	73.6%
Baldwin, NY	2015	1974	61,380	93.2%	613	N	99.8%
Bronx I, NY	2010	1931/04	67,864	89.2%	1,322	N	97.6%
Bronx II, NY (5)	2011	2006	99,046	73.0%	1,881	N	99.7%
Bronx III, NY	2011	2007	105,900	87.4%	2,033	N	99.2%
Bronx IV, NY (5)	2011	2007	74,580	93.8%	1,310	N	99.3%
Bronx V, NY (5)	2011	2007	54,704	92.1%	1,101	N	99.6%
Bronx VI, NY (5)	2011	2011	45,970	92.4%	1,130	N	94.5%
Bronx VII, NY (5)	2012	2005	78,625	92.0%	1,524	N	100.0%
Bronx VIII, NY	2012	1928	30,550	89.4%	544	N	100.0%
Bronx IX, NY	2012	1973	147,870	90.3%	3,008	Y	99.6%
Bronx X, NY	2012	2001	159,805	92.2%	2,666	Y	74.7%
Bronx XI, NY (5) *	2014	2014	46,425	91.8%	1,085	N	98.9%
Bronx XII, NY (5) *	2016	2016	89,785	45.6%	1,847	N	100.0%
Brooklyn I, NY	2010	1917/04	57,566	88.8%	1,050	N	100.0%
Brooklyn II, NY	2010	1962/03	60,920	92.8%	1,146	N	18.8%
Brooklyn III, NY	2011	2006	41,510	93.0%	850	N	100.0%
Brooklyn IV, NY	2011	2006	37,545	91.9%	792	N	100.0%
Brooklyn V, NY	2011	2007	47,020	89.9%	884	N	100.0%
Brooklyn VI, NY	2011	2007	74,920	86.3%	1,416	N	97.7%
Brooklyn VII, NY	2011	2006	72,750	96.2%	1,395	N	100.0%
Brooklyn VIII, NY	2014	2010	61,555	93.5%	1,203	N	92.1%
Brooklyn IX, NY	2014	2013	46,980	92.9%	1,258	N	100.0%
Brooklyn X, NY *	2015	2015	55,875	63.8%	1,203	N	100.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Brooklyn XI, NY *	2016	2016	110,075	48.2%	2,295	N	100.0%
Brooklyn XII, NY *	2017	2017	131,588	0.3%	2,612	N	100.0%
Holbrook, NY	2015	2007	60,397	94.3%	620	N	82.1%
Jamaica I, NY	2001	2000	88,385	91.7%	918	Y	21.5%
Jamaica II, NY	2011	2010	92,805	94.4%	1,500	N	100.0%
Long Island City, NY *	2014	2014	88,825	84.7%	1,950	N	100.0%
New Rochelle I, NY	2005	1998	43,596	90.3%	545	N	47.2%
New Rochelle II, NY	2012	1917	63,300	90.8%	1,024	Y	94.2%
New York, NY *	2017	1917	94,912	14.2%	3,585	N	100.0%
North Babylon, NY	1998	1988/99	78,350	93.4%	651	N	11.7%
Patchogue, NY	2014	1982	47,759	91.4%	468	N	0.0%
Queens I, NY *	2015	2015	74,188	64.4%	1,438	N	99.6%
Queens II, NY *	2016	2016	90,728	75.7%	1,449	N	98.1%
Riverhead, NY	2005	1985/86/99	38,490	93.6%	331	N	0.0%
Southold, NY	2005	1989	59,945	90.5%	614	N	4.7%
Staten Island, NY	2013	1900/2011	96,573	94.5%	914	N	100.0%
Tuckahoe, NY	2011	2007	50,978	90.7%	758	N	100.0%
West Hempstead, NY	2012	2002	83,395	97.9%	899	Y	35.4%
White Plains, NY	2011	1938	85,864	88.5%	1,507	N	78.0%
Woodhaven, NY	2011	2008	50,665	88.4%	1,029	N	100.0%
Wyckoff, NY	2010	1910/07	60,210	90.1%	1,037	N	96.3%
Yorktown, NY	2011	2006	78,879	94.9%	778	Y	79.0%
Cleveland I, OH	2005	1997/99	46,000	91.6%	343	Y	7.3%
Cleveland II, OH	2005	2000	58,325	90.4%	574	Y	0.0%
Columbus I, OH	2006	1999	71,905	90.7%	603	Y	26.2%
Columbus II, OH	2014	1999	36,409	92.0%	354	N	49.2%
Columbus III, OH	2014	1998/05	51,200	90.9%	406	N	0.0%
Columbus IV, OH	2014	2006	60,950	89.6%	481	N	21.6%
Columbus V, OH	2014	2006	73,325	93.9%	593	N	16.4%
Columbus VI, OH	2014	2002	63,525	92.6%	546	N	0.0%
Grove City, OH	2006	1997	89,290	95.3%	790	Y	14.9%
Hilliard, OH	2006	1995	89,290	88.3%	781	Y	24.8%
Lakewood, OH	1989	1989	39,332	91.4%	466	Y	37.1%
Lewis Center, OH	2014	1985/05	76,024	90.5%	566	N	32.0%
Middleburg Heights, OH	1980	1980	93,200	90.3%	707	Y	5.0%
North Olmsted I, OH	1979	1979	48,672	90.6%	444	Y	10.6%
North Olmsted II, OH	1988	1988	47,850	94.3%	401	Y	23.9%
North Randall, OH	1998	1998/02	80,297	93.9%	809	N	91.7%
Reynoldsburg, OH	2006	1979	67,245	90.7%	668	Y	0.0%
Strongsville, OH	2007	1978	43,683	88.7%	406	N	100.0%
Warrensville Heights, OH	1980	1980/82/98	90,281	93.1%	719	Y	0.0%
Westlake, OH	2005	2001	62,750	94.4%	457	Y	8.5%
Conshohocken, PA	2012	2003	81,285	89.7%	731	Y	39.3%
Exton, PA	2012	2006	57,750	95.5%	542	N	96.5%
Langhorne, PA	2012	2001	64,938	94.9%	672	Y	58.6%
Levittown, PA	2001	2000	76,130	91.5%	652	Y	35.0%
Malvern, PA *	2014	2014	18,848	85.2%	229	N	99.6%
Montgomeryville, PA	2012	2003	84,145	89.9%	783	Y	50.8%
Norristown, PA	2011	2005	61,746	90.6%	609	N	100.0%
Philadelphia I, PA	2001	1999	96,016	90.0%	950	N	44.8%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Philadelphia II, PA	2014	2005	68,279	91.7%	861	N	58.5%
Exeter, RI	2014	1968/90	41,275	95.6%	413	Y	22.0%
Johnston, RI	2014	2000	77,275	96.1%	579	N	0.0%
Wakefield, RI	2014	1956	45,745	89.0%	389	N	39.3%
Woonsocket, RI	2014	2004	72,900	91.4%	595	N	11.4%
Antioch, TN	2005	1985/98	75,985	91.0%	635	Y	9.4%
Nashville I, TN	2005	1984	107,850	87.4%	736	Y	0.0%
Nashville II, TN	2005	1986/00	83,174	93.0%	635	Y	13.1%
Nashville III, TN	2006	1985	101,525	92.4%	620	Y	8.1%
Nashville IV, TN	2006	1986/00	102,450	91.9%	735	Y	10.1%
Nashville V, TN	2015	1993	74,560	91.0%	534	N	22.8%
Nashville VI, TN	2015	1956/01	72,436	82.4%	547	Y	37.8%
Allen, TX	2012	2003	62,170	89.5%	496	Y	57.9%
Austin I, TX	2005	2001	59,645	91.9%	537	Y	63.5%
Austin II, TX	2006	2000/03	64,415	92.2%	596	Y	45.8%
Austin III, TX	2006	2004	70,585	92.2%	574	Y	93.0%
Austin IV, TX	2014	2004	65,308	89.4%	626	N	18.8%
Austin V, TX	2014	1999	67,850	88.1%	616	Y	35.2%
Austin VI, TX	2014	2004	62,850	90.3%	747	Y	54.9%
Austin VII, TX	2015	2003/08	71,023	82.9%	637	Y	38.9%
Austin VIII, TX	2016	2015	61,075	72.5%	568	Y	99.1%
Bryan, TX	2005	1994	60,400	64.7%	495	Y	0.0%
Carrollton, TX	2012	2002	77,380	85.9%	542	Y	40.8%
Cedar Park, TX	2016	2014	88,700	69.1%	518	N	26.8%
College Station, TX	2005	1993	26,550	78.0%	346	N	0.0%
Cypress, TX	2012	1998	58,161	89.4%	448	Y	46.0%
Dallas I, TX	2005	2000	58,582	91.5%	532	Y	38.0%
Dallas II, TX	2013	1996	76,673	92.3%	600	Y	27.7%
Dallas III, TX	2014	1964/76	83,427	91.4%	892	Y	91.4%
Dallas IV, TX *	2015	2015	114,550	72.0%	1,214	N	93.5%
Dallas V, TX (5)	2015	2013	54,499	91.0%	596	N	93.1%
Denton, TX	2006	1996	60,846	94.1%	462	Y	3.2%
Fort Worth I, TX	2005	2000	50,416	91.9%	405	Y	38.8%
Fort Worth II, TX	2006	2003	72,900	95.1%	650	Y	68.5%
Fort Worth III, TX	2015	2000	80,445	92.5%	675	N	76.9%
Fort Worth IV, TX *	2016	2016	77,329	49.8%	923	N	94.7%
Frisco I, TX	2005	1996	50,854	91.8%	427	Y	26.0%
Frisco II, TX	2005	1998/02	71,599	91.7%	523	Y	28.7%
Frisco III, TX	2006	2004	74,665	91.9%	630	Y	92.9%
Frisco IV, TX †	2010	2007	75,175	96.2%	512	Y	21.4%
Frisco V, TX	2014	2002	74,415	89.9%	556	Y	59.9%
Frisco VI, TX	2014	2004	69,176	89.7%	541	Y	54.7%
Garland I, TX	2006	1991	70,100	90.1%	683	Y	4.2%
Garland II, TX	2006	2004	68,425	94.5%	470	Y	54.0%
Grapevine, TX *	2016	2016	78,019	56.3%	803	N	100.0%
Houston III, TX	2005	1984	61,590	89.2%	467	Y	9.0%
Houston IV, TX	2005	1987	43,750	94.2%	380	Y	10.3%
Houston V, TX †	2006	1980/97	124,279	87.3%	1,054	Y	62.6%
Houston VI, TX	2011	2002	54,690	93.1%	592	Y	99.3%
Houston VII, TX	2012	2004	46,991	91.6%	521	N	100.0%

	Year
	Acquired /		Rentable			Manager	% Climate
	Developed		Square	Occupancy		Apartment	Controlled
Store Location	(1)	Year Built	Feet	(2)	Cubes	(3)	(4)
Houston VIII, TX	2012	1989	54,209	95.4%	497	N	76.3%
Houston IX, TX	2012	1992	51,208	90.4%	434	Y	48.2%
Humble, TX	2015	2009/13	70,702	90.6%	559	Y	42.6%
Katy, TX	2013	2009	71,308	93.2%	573	Y	88.8%
Keller, TX	2006/17	2000/17	88,060	71.5%	795	Y	52.7%
Lewisville I, TX	2006	1996	67,340	85.8%	429	Y	21.7%
Lewisville II, TX	2013	2003	127,659	92.5%	1,183	Y	30.9%
Lewisville III, TX	2016	2002/04	93,855	92.7%	639	Y	39.6%
Little Elm I, TX	2016	2003	60,065	90.7%	504	Y	47.6%
Little Elm II, TX	2016	2007/14	96,896	88.1%	639	Y	38.2%
Mansfield I, TX	2006	2003	63,025	94.9%	481	Y	43.2%
Mansfield II, TX	2012	2002	57,375	88.7%	483	Y	68.3%
Mansfield III, TX	2016	2002/14	70,920	82.2%	518	Y	37.5%
McKinney I, TX	2005	1996	47,020	94.4%	356	Y	12.1%
McKinney II, TX	2006	1996	70,050	92.4%	538	Y	47.6%
McKinney III, TX	2014	2014	53,750	89.9%	393	Y	37.7%
North Richland Hills, TX	2005	2002	57,200	88.9%	433	Y	60.7%
Pearland, TX	2012	1985	72,050	95.3%	473	Y	45.9%
Richmond, TX	2013	1998	102,330	93.1%	540	Y	30.0%
Roanoke, TX	2005	1996/01	59,300	89.6%	449	Y	30.7%
San Antonio I, TX	2005	2005	73,329	93.1%	574	Y	89.7%
San Antonio II, TX	2006	2005	73,155	89.8%	668	N	91.8%
San Antonio III, TX	2007	2006	71,825	89.2%	574	N	93.2%
San Antonio IV, TX	2016	1998	61,500	87.6%	514	Y	39.1%
Spring, TX	2006	1980/86	72,751	96.1%	534	Y	26.8%
Murray I, UT	2005	1976	60,280	91.6%	635	Y	0.0%
Murray II, UT †	2005	1978	71,621	93.1%	379	Y	5.3%
Salt Lake City I, UT	2005	1976	56,446	93.5%	757	Y	0.0%
Salt Lake City II, UT	2005	1978	51,676	90.5%	498	Y	0.0%
Alexandria, VA	2012	2000	114,100	96.2%	1,153	Y	97.3%
Arlington, VA *	2015	2015	96,143	78.1%	1,141	N	97.0%
Burke Lake, VA	2011	2003	91,467	85.3%	908	Y	81.9%
Fairfax, VA	2012	1999	73,265	88.4%	677	N	88.6%
Fredericksburg I, VA	2005	2001/04	69,475	89.5%	611	N	22.1%
Fredericksburg II, VA	2005	1998/01	61,057	92.3%	564	N	87.4%
Leesburg, VA	2011	2001/04	85,503	85.8%	890	Y	84.0%
Manassas, VA	2010	1998	72,745	93.8%	638	Y	64.9%
McLearen, VA	2010	2002	69,385	89.0%	733	Y	91.0%
Vienna, VA	2012	2000	55,111	92.1%	559	Y	97.5%
Total/Weighted Average (484 stores)			33,759,762	89.2%	338,921

*Denotes stores developed by us or acquired at development completion.

†Denotes stores that contain commercial rentable square footage.  All of this commercial space, which was developed in conjunction with the self-storage cubes, is located within or adjacent to our self-storage properties and is managed by our store managers.  As of December 31, 2017, properties in our owned portfolio included an aggregate of approximately 232,000 rentable square feet of commercial space.

(1)	Represents the year acquired for those stores we acquired from a third party or the year of completion for those stores we developed.

(2)	Represents occupied square feet as of December 31, 2017 divided by total rentable square feet.

(3)	Indicates whether a store has an on-site apartment where a manager resides.

(4)	Represents the number of climate-controlled cubes divided by total number of cubes.

(5)	We do not own the land at these properties. We lease the land pursuant to ground leases that expire between 2052 and 2064, subject to renewal options.

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, and total revenues for our stores owned as of December 31, 2017, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired - Average Occupancy

		Rentable Square	Average Occupancy
Year Acquired (1)	# of Stores	Feet	2017	2016	2015

2014 and earlier	413	28,307,299	92.9%	92.6%	91.7%
2015	32	2,258,773	88.8%	82.8%	77.2%
2016	30	2,430,230	79.9%	67.8%	—
2017	9	763,460	39.1%	—	—
All Stores Owned as of December 31, 2017	484	33,759,762	91.2%	90.7%	91.3%

Stores by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Stores	2017	2016	2015

2014 and earlier	413	$16.92	$16.29	$15.36
2015	32	16.36	14.94	14.84
2016	30	15.36	15.24	—
2017	9	19.11	—	—
All Stores Owned as of December 31, 2017	484	$16.80	$16.14	$15.34

Stores by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Stores	2017	2016	2015

2014 and earlier	413	$471,476	$451,160	$420,581
2015	32	34,870	29,660	9,636
2016	30	31,391	16,005	—
2017	9	2,102	—	—
All Stores Owned as of December 31, 2017	484	$539,839	$496,825	$430,217

(1)	Represents the year acquired for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)

Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.   Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $18.2 million, $17.4 million, and $16.2 million for the periods ended December 31, 2017, 2016 and 2015, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2017, we held ownership interests ranging from 10% to 50% in four unconsolidated real estate ventures for an aggregate investment balance of $91.2 million. We formed interests in these real estate ventures with unaffiliated third parties to acquire, own, and operate self-storage properties in select markets. As of December 31, 2017, these four unconsolidated real estate ventures owned 117 self-storage properties that contain an aggregate of approximately 6.9 million net rentable square feet. The self-storage properties owned by the real estate ventures are managed by us and are located in Texas (35), South Carolina (22), Michigan (17), Massachussetts (13), Tennessee (10), Georgia (5), North Carolina (5), Connecticut (3), Florida (3), Rhode Island (2), and Vermont (2). Each of these ventures has other assets and liabilities that we do not consolidate in our financial statements.

We account for our investments in these real estate ventures using the equity method.  See note 5 to the consolidated financial statements for further disclosure regarding the assets, liabilities, and operating results of our unconsolidated real estate ventures.

Capital Expenditures

We have a capital improvement program that includes office upgrades, adding climate control to selected cubes, construction of parking areas, and other store upgrades.  For 2018, we anticipate spending approximately $5.0 million to $8.0 million associated with these capital expenditures. For 2018, we also anticipate spending approximately $12.0 million to $16.0 million on recurring capital expenditures and approximately $60.0 million to $75.0 million on the development of new self-storage properties.

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

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  On December 15, 2017, the court granted preliminary approval of a settlement for the class action.  The settlement and associated expenses, which were previously reserved for, did not have a material impact on our consolidated financial position or results of operations.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common and Preferred Shares

The following table provides information about repurchases of the Parent Company’s common and preferred shares during the three months ended December 31, 2017:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	83	$25.97	N/A	3,000,000
November 1 - November 30	80	$28.99	N/A	3,000,000
December 1 - December 31	253	$28.94	N/A	3,000,000
Total	416	$28.36	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Market Information for and Holders of Record of Common Shares

As of December 31, 2017, there were approximately 112 registered record holders of the Parent Company’s common shares and 13 holders (other than the Parent Company) of the Operating Partnership’s common units.  These figures do not include common shares held by brokers and other institutions on behalf of shareholders.  There is no established trading market for units of the Operating Partnership.  The following table shows the high and low closing prices per common share, as reported by the New York Stock Exchange, and the cash dividends declared with respect to such shares:

			Cash Dividends
			Declared per
	High	Low	Share
2016
First quarter	$33.30	$27.70	$0.21
Second quarter	$33.28	$29.18	$0.21
Third quarter	$32.07	$26.43	$0.21
Fourth quarter	$26.96	$23.88	$0.27

2017
First quarter	$27.38	$25.12	$0.27
Second quarter	$27.96	$23.81	$0.27
Third quarter	$26.84	$22.94	$0.27
Fourth quarter	$29.65	$25.63	$0.30

For each quarter in 2016 and 2017, the Operating Partnership paid a cash distribution per unit in an amount equal to the dividend paid on a common share for each such quarter.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Parent Company’s dividends for 2017 consisted of an 86.602% ordinary income distribution, a 0.495% capital gain distribution, and a 12.903% return of capital distribution from earnings and profits.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

On December 7, 2017, the Operating Partnership entered into an agreement to acquire a self-storage property located in Texas for $12.2 million, and agreed to fund a portion of the acquisition price in the form of common units, designated Class B Units.  On January 31, 2018, the Operating Partnership closed on the acquisition and funded approximately $4.8 million of the acquisition price through the issuance of 168,011 common units.  Following a 13-month lock-up period, the holder may tender the common units for redemption by the Operating Partnership for a cash amount per common unit equal to the market value of an equivalent number of common shares of the Company.  The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each common unit tendered for redemption.  The common units were sold to a single accredited investor unaffiliated with the Company in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2012 and ending December 31, 2017.

Total Return Performance
300
250
200
150
100
50
Index Value
CubeSmart
S&P 500 Index
Russell 2000 Index
NAREIT All Equity REIT Index
12/31/12
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
CubeSmart	100.00	112.51	160.37	228.41	205.93	229.74
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
Russell 2000 Index	100.00	138.82	145.62	139.19	168.85	193.58
NAREIT All Equity REIT Index	100.00	102.86	131.68	135.40	147.09	159.85

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2017 are derived from the Parent Company’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, and the report thereon, are included herein.  The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, the related notes, and the independent registered public accounting firm’s report. The other data presented below is not derived from the audited financial statements included herein.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
REVENUES
Rental income	$489,043	$449,601	$392,476	$330,898	$281,250
Other property related income	55,001	50,255	45,189	40,065	32,365
Property management fee income	14,899	10,183	6,856	6,000	4,780
Total revenues	558,943	510,039	444,521	376,963	318,395
OPERATING EXPENSES
Property operating expenses	181,508	165,847	153,172	132,701	118,222
Depreciation and amortization	145,681	161,865	151,789	126,813	112,313
General and administrative	34,745	32,823	28,371	28,422	29,563
Acquisition related costs	1,294	6,552	3,301	7,484	3,849
Total operating expenses	363,228	367,087	336,633	295,420	263,947
OPERATING INCOME	195,715	142,952	107,888	81,543	54,448
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(56,952)	(50,399)	(43,736)	(46,802)	(40,424)
Loan procurement amortization expense	(2,638)	(2,577)	(2,324)	(2,190)	(2,058)
Loan procurement amortization expense - early repayment of debt	—	—	—	—	(414)
Equity in losses of real estate ventures	(1,386)	(2,662)	(411)	(6,255)	(1,151)
Gains from sale of real estate, net	—	—	17,567	475	—
Other	872	1,062	(228)	(405)	8
Total other expense	(60,104)	(54,576)	(29,132)	(55,177)	(44,039)
INCOME FROM CONTINUING OPERATIONS	135,611	88,376	78,756	26,366	10,409
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	—	336	4,145
Gain from disposition of discontinued operations	—	—	—	—	27,440
Total discontinued operations	—	—	—	336	31,585
NET INCOME	135,611	88,376	78,756	26,702	41,994
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,593)	(941)	(960)	(307)	(588)
Noncontrolling interest in subsidiaries	270	470	(84)	(16)	42
NET INCOME ATTRIBUTABLE TO THE COMPANY	134,288	87,905	77,712	26,379	41,448
Distribution to preferred shareholders	—	(5,045)	(6,008)	(6,008)	(6,008)
Preferred share redemption charge	—	(2,937)	—	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$134,288	$79,923	$71,704	$20,371	$35,440

Basic earnings per share from continuing operations attributable to common shareholders	$0.74	$0.45	$0.43	$0.13	$0.03
Basic earnings per share from discontinued operations attributable to common shareholders	$—	$—	$—	$0.01	$0.23
Basic earnings per share attributable to common shareholders	$0.74	$0.45	$0.43	$0.14	$0.26

Diluted earnings per share from continuing operations attributable to common shareholders	$0.74	$0.45	$0.42	$0.13	$0.03
Diluted earnings per share from discontinued operations attributable to common shareholders	$—	$—	$—	$0.01	$0.23
Diluted earnings per share attributable to common shareholders	$0.74	$0.45	$0.42	$0.14	$0.26

Weighted-average basic shares outstanding (1)	180,525	178,246	168,640	149,107	135,191
Weighted-average diluted shares outstanding (1)	181,448	179,533	170,191	150,863	137,742

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income from continuing operations	$134,288	$79,923	$71,704	$20,040	$4,392
Total discontinued operations	—	—	—	331	31,048
Net income	$134,288	$79,923	$71,704	$20,371	$35,440

	At December 31,
	2017	2016	2015	2014	2013

Balance Sheet Data (in thousands):
Storage properties, net	$3,408,790	$3,326,816	$2,872,983	$2,625,129	$2,155,170
Total assets	3,545,336	3,475,028	3,104,164	2,776,906	2,347,819
Unsecured senior notes, net	1,142,460	1,039,076	741,904	493,957	493,283
Revolving credit facility	81,700	43,300	—	78,000	38,600
Unsecured term loans, net	299,396	398,749	398,183	397,617	397,261
Mortgage loans and notes payable, net	111,434	114,618	111,455	194,844	198,869
Total liabilities	1,855,646	1,759,384	1,393,183	1,277,465	1,218,337
Noncontrolling interests in the Operating Partnership	54,320	54,407	66,128	49,823	36,275
Total CubeSmart shareholders' equity	1,629,134	1,655,382	1,643,327	1,448,026	1,092,276
Noncontrolling interests in subsidiaries	6,236	5,855	1,526	1,592	931
Total liabilities and equity	3,545,336	3,475,028	3,104,164	2,776,906	2,347,819

Other Data:
Number of stores	484	475	445	421	366
Total rentable square feet (in thousands)	33,760	32,858	30,361	28,622	24,662
Occupancy percentage	89.2%	89.7%	90.2%	89.1%	88.3%
Cash dividends declared per common share (2)	$1.11	$0.90	$0.69	$0.55	$0.46

(1)	OP units have been excluded from the earnings per share calculations as the related income or loss is presented in noncontrolling interests in the Operating Partnership.

(2)

We announced full quarterly dividends $0.11 and $0.484 per common and preferred shares, respectively, on February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.13 and $0.484 per common and preferred shares, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred shares, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred shares, respectively, on December 10, 2015, February 16, 2016, June 1, 2016, and August 2, 2016; dividends of $0.174 per preferred share on September 2, 2016; dividends of $0.27 per common share on December 15, 2016, February 14, 2017, May 31, 2017, and July 25, 2017; and dividends of $0.30 per common share on December 14, 2017.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected historical financial data as of and for each of the years in the the five-year period ended December 31, 2017 are derived from the Operating Partnership’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2017 and 2016, and for each of the years in the three-year period ended December 31, 2017, and the report thereon, are included herein.  The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, the related notes, and the independent registered public accounting firm’s report. The other data presented below is not derived from the audited financial statements included herein.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per unit data)
REVENUES
Rental income	$489,043	$449,601	$392,476	$330,898	$281,250
Other property related income	55,001	50,255	45,189	40,065	32,365
Property management fee income	14,899	10,183	6,856	6,000	4,780
Total revenues	558,943	510,039	444,521	376,963	318,395
OPERATING EXPENSES
Property operating expenses	181,508	165,847	153,172	132,701	118,222
Depreciation and amortization	145,681	161,865	151,789	126,813	112,313
General and administrative	34,745	32,823	28,371	28,422	29,563
Acquisition related costs	1,294	6,552	3,301	7,484	3,849
Total operating expenses	363,228	367,087	336,633	295,420	263,947
OPERATING INCOME	195,715	142,952	107,888	81,543	54,448
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(56,952)	(50,399)	(43,736)	(46,802)	(40,424)
Loan procurement amortization expense	(2,638)	(2,577)	(2,324)	(2,190)	(2,058)
Loan procurement amortization expense - early repayment of debt	—	—	—	—	(414)
Equity in losses of real estate ventures	(1,386)	(2,662)	(411)	(6,255)	(1,151)
Gains from sale of real estate, net	—	—	17,567	475	—
Other	872	1,062	(228)	(405)	8
Total other expense	(60,104)	(54,576)	(29,132)	(55,177)	(44,039)
INCOME FROM CONTINUING OPERATIONS	135,611	88,376	78,756	26,366	10,409
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	—	336	4,145
Gain from disposition of discontinued operations	—	—	—	—	27,440
Total discontinued operations	—	—	—	336	31,585
NET INCOME	135,611	88,376	78,756	26,702	41,994
NET LOSS (INCOME) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	270	470	(84)	(16)	42
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	135,881	88,846	78,672	26,686	42,036
Operating Partnership interests of third parties	(1,593)	(941)	(960)	(307)	(588)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	134,288	87,905	77,712	26,379	41,448
Distribution to preferred unitholders	—	(5,045)	(6,008)	(6,008)	(6,008)
Preferred unit redemption charge	—	(2,937)	—	—	—
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$134,288	$79,923	$71,704	$20,371	$35,440

Basic earnings per unit from continuing operations attributable to common unitholders	$0.74	$0.45	$0.43	$0.13	$0.03
Basic earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$—	$0.01	$0.23
Basic earnings per unit attributable to common unitholders	$0.74	$0.45	$0.43	$0.14	$0.26

Diluted earnings per unit from continuing operations attributable to common unitholders	$0.74	$0.45	$0.42	$0.13	$0.03
Diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$—	$0.01	$0.23
Diluted earnings per unit attributable to common unitholders	$0.74	$0.45	$0.42	$0.14	$0.26

Weighted-average basic units outstanding (1)	180,525	178,246	168,640	149,107	135,191
Weighted-average diluted units outstanding (1)	181,448	179,533	170,191	150,863	137,742

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income from continuing operations	$134,288	$79,923	$71,704	$20,040	$4,392
Total discontinued operations	—	—	—	331	31,048
Net income	$134,288	$79,923	$71,704	$20,371	$35,440

	At December 31,
	2017	2016	2015	2014	2013

Balance Sheet Data (in thousands):
Storage properties, net	$3,408,790	$3,326,816	$2,872,983	$2,625,129	$2,155,170
Total assets	3,545,336	3,475,028	3,104,164	2,776,906	2,347,819
Unsecured senior notes, net	1,142,460	1,039,076	741,904	493,957	493,283
Revolving credit facility	81,700	43,300	—	78,000	38,600
Unsecured term loans, net	299,396	398,749	398,183	397,617	397,261
Mortgage loans and notes payable, net	111,434	114,618	111,455	194,844	198,869
Total liabilities	1,855,646	1,759,384	1,393,183	1,277,465	1,218,337
Operating Partnership interests of third parties	54,320	54,407	66,128	49,823	36,275
Total CubeSmart L.P. Capital	1,629,134	1,655,382	1,643,327	1,448,026	1,092,276
Noncontrolling interests in subsidiaries	6,236	5,855	1,526	1,592	931
Total liabilities and capital	3,545,336	3,475,028	3,104,164	2,776,906	2,347,819

Other Data:
Number of stores	484	475	445	421	366
Total rentable square feet (in thousands)	33,760	32,858	30,361	28,622	24,662
Occupancy percentage	89.2%	89.7%	90.2%	89.1%	88.3%
Cash dividends declared per common unit (2)	$1.11	$0.90	$0.69	$0.55	$0.46

(1)	OP units have been excluded from the earnings per unit calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)

We announced full quarterly dividends of $0.11 and $0.484 per common and preferred units, respectively, on February 21, 2013, May 29, 2013, and August 7, 2013; dividends of $0.13 and $0.484 per common and preferred units, respectively, on December 19, 2013, February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred units, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred units, respectively, on December 10, 2015, February 16, 2016, June 1, 2016, and August 2, 2016; dividends of $0.174 per preferred unit on September 2, 2016; dividends of $0.27 per common unit on December 15, 2016, February 14, 2017, May 31, 2017, and July 25, 2017; and dividends of $0.30 per common unit on December 14, 2017.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management, and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2017 and December 31, 2016, we owned 484 and 475 self-storage properties, respectively, totaling approximately 33.8 million and 32.9 million rentable square feet, respectively.  As of December 31, 2017, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2017, we managed 452 stores for third parties (including 117 stores containing an aggregate of approximately 6.9 million rentable square feet as part of four separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 936.  As of December 31, 2017, we managed stores for third parties in the District of Columbia and the following 31 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending and moving trends, as well as to increased bad debts due to recessionary pressures.  Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services.  A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one reportable segment:  we own, operate, develop, manage, and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10%, and 8%, respectively, of total revenues for the year ended December 31, 2017.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2017, 2016, and 2015.

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

Revenue Recognition

Management has determined that all our leases with customers are operating leases.  Rental income is recognized in accordance with the terms of the lease agreements or contracts, which generally are month to month.  Property management fee income is recognized monthly as services are performed and in accordance with the terms of the related management agreements.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values, and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2017, 2016 and 2015.

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

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require us to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that we adopt the update. We are in the process of evaluating the impact of this new guidance.

   In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance became effective on January 1, 2018 when the entity adopted the new revenue standard. Upon adoption, the majority of our sale transactions are now treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where we sell a controlling interest in real estate but retain a noncontrolling interest, we will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption of the new guidance, the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard became effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance will not have a material impact on our consolidated financial statements as the update primarily relates to financial statement presentation and disclosures.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard became effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance will not have a material impact on our consolidated financial statements as the update primarily relates to financial statement presentation and disclosures.

In March 2016, the FASB issued ASU No. 2016-09 - Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which is intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The new guidance requires entities to make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. We have elected to account for forfeitures when they occur. In addition, the guidance allows employers to withhold shares to satisfy minimum statutory tax withholding requirements up to the employees’ maximum individual tax rate without causing the award to be classified as a liability. The guidance also stipulates that cash paid by an employer to a taxing authority when directly withholding shares for tax-withholding purposes should be classified as a financing activity on the statement of cash flows. The new standard became effective on January 1, 2017. The adoption of this guidance did not have a material impact on our consolidated financial position or results of operations.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  We are currently assessing the impact of the adoption of the new standard on our consolidated financial statements and related disclosures but at this time, expect the primary impact to be related to our ten ground leases in which we serve as the ground lessee (see note 14).

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards became effective on January 1, 2018. We have finalized the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on our consolidated financial statements and the related disclosures using the modified retrospective transition method. The standards will not have a material impact on our consolidated statements of financial position or results of operations primarily because most of our revenue is derived from lease contracts, which are excluded from the scope of the new guidance. Our insurance fee revenue, property management fee revenue, and merchandise sale revenue are included in the scope of the new guidance, however, we identified similar performance obligations under this standard as compared with deliverables and separate units of account identified under our previous revenue recognition methodology. Accordingly, revenue recognized under the new guidance will not differ materially from revenue recognized under previous guidance and there will be no material prior year impact.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of December 31, 2017, we owned 432 same-store properties and 52 non-same-store properties.  All of the non-same-store properties were 2016 and 2017 acquisitions, dispositions, developed stores, or stores with a significant portion taken out of service.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2017, 2016, and 2015, we owned 484, 475, and 445 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2015 through December 31, 2017:

	2017	2016	2015

Balance - January 1	475	445	421
Stores acquired	—	10	7
Stores developed	1	1	—
Balance - March 31	476	456	428
Stores acquired	3	7	4
Stores developed	—	1	1
Stores combined (1)	(1)	—	—
Balance - June 30	478	464	433
Stores acquired	—	7	5
Stores developed	2	—	—
Balance - September 30	480	471	438
Stores acquired	4	4	13
Stores developed	1	—	2
Stores combined (2)	(1)	—	—
Stores sold	—	—	(8)
Balance - December 31	484	475	445

(1)

On May 16, 2017, we acquired a store located in Sacramento, CA for approximately $3.7 million, which is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)

On October 2, 2017, we acquired a store located in Keller, TX for approximately $4.1 million, which is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2017	2016	(Decrease)	Change	2017	2016	2017	2016	2017	2016	(Decrease)	Change
REVENUES:
Rental income	$444,290	$424,977	$19,313	4.5%	$44,753	$24,624	$—	$—	$489,043	$449,601	$39,442	8.8%
Other property related income	46,131	44,689	1,442	3.2%	4,643	2,574	4,227	2,992	55,001	50,255	4,746	9.4%
Property management fee income	—	—	—	0.0%	—	—	14,899	10,183	14,899	10,183	4,716	46.3%
Total revenues	490,421	469,666	20,755	4.4%	49,396	27,198	19,126	13,175	558,943	510,039	48,904	9.6%

OPERATING EXPENSES:
Property operating expenses	139,092	135,366	3,726	2.8%	18,858	11,936	23,558	18,545	181,508	165,847	15,661	9.4%
NET OPERATING INCOME (LOSS):	351,329	334,300	17,029	5.1%	30,538	15,262	(4,432)	(5,370)	377,435	344,192	33,243	9.7%

Store count	432	432			52	43			484	475
Total square footage	29,561	29,561			4,199	3,297			33,760	32,858
Period End Occupancy (1)	91.7%	91.8%			71.7%	71.4%			89.2%	89.7%
Period Average Occupancy (2)	93.1%	92.9%
Realized annual rent per occupied sq. ft. (3)	$16.15	$15.48

Depreciation and amortization									145,681	161,865	(16,184)	(10.0)%
General and administrative									34,745	32,823	1,922	5.9%
Acquisition related costs									1,294	6,552	(5,258)	(80.3)%
Subtotal									181,720	201,240	(19,520)	(9.7)%
OPERATING INCOME									195,715	142,952	52,763	36.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(56,952)	(50,399)	(6,553)	(13.0)%
Loan procurement amortization expense									(2,638)	(2,577)	(61)	(2.4)%
Equity in losses of real estate ventures									(1,386)	(2,662)	1,276	47.9%
Other									872	1,062	(190)	(17.9)%
Total other expense									(60,104)	(54,576)	(5,528)	(10.1)%

NET INCOME									135,611	88,376	47,235	53.4%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,593)	(941)	(652)	(69.3)%
Noncontrolling interests in subsidiaries									270	470	(200)	(42.6)%
NET INCOME ATTRIBUTABLE TO THE COMPANY									$134,288	$87,905	$46,383	52.8%
Distribution to preferred shareholders									—	(5,045)	5,045	100.0%
Preferred share redemption charge									—	(2,937)	2,937	100.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$134,288	$79,923	$54,365	68.0%

(1)	Represents occupancy as of December 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $449.6 million during 2016 to $489.0 million during 2017, an increase of $39.4 million, or 8.8%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 20 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portoflio increased 4.3% as a result of higher rates for new and existing customers during 2017 as compared to 2016.  The remaining increase is primarily attributable to $20.1 million of additional income from the stores acquired in 2016 and 2017 included in our non-same store portfolio.

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues.  Other property related income increased from $50.3 million in 2016 to $55.0 million in 2017, an increase of $4.7 million, or 9.4%.  The $1.4 million increase in same-store property related income is mainly attributable to increased insurance participation and higher average occupancy.  The remainder of the increase is attributable to other property income derived from the stores acquired or opened in 2016 and 2017 included in our non-same store portfolio.

Property management fee income increased from $10.2 million during 2016 to $14.9 million during 2017, an increase of $4.7 million, or 46.3%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (452 stores as of December 31, 2017 compared to 316 stores as of December 31, 2016).

Operating Expenses

Property operating expenses increased from $165.8 million in 2016 to $181.5 million in 2017, an increase of $15.7 million, or 9.4%, which is primarily attributable to $7.0 million of increased expenses associated with newly acquired stores, a $3.7 million increase in property operating expenses on the same-store portfolio, primarily due to higher property tax expenses, and $0.9 million related to hurricane damage, net of expected insurance proceeds.

Depreciation and amortization decreased from $161.9 million in 2016 to $145.7 million in 2017, a decrease of $16.2 million, or 10.0%.  This decrease is primarily attributable to five-year assets acquired as part of the Company’s property acquisitions in 2011 and 2012 that became fully depreciated during 2016 and 2017.

General and administrative expenses increased from $32.8 million in 2016 to $34.7 million in 2017, an increase of $1.9 million, or 5.9%. The change is primarily attributable to increased professional fees and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition related costs decreased from $6.6 million during 2016 to $1.3 million during 2017, a decrease of $5.3 million, or 80.3%. Acquisition-related costs are non-recurring and fluctuate based on periodic investment activity.

Other (expense) income

Interest expense on loans increased from $50.4 million during the year ended December 31, 2016 to $57.0 million during the year ended December 31, 2017, an increase of $6.6 million, or 13.0%.  The increase is primarily attributable to a higher amount of outstanding debt during 2017 as compared to 2016, partially offset by lower interest rates during 2017. The average debt balance increased $199.4 million to $1.6 billion during 2017 as compared to $1.4 billion during 2016 as the result of borrowings to fund a portion of the Company’s acquisition acitivity.  The weighted average effective interest rate on our outstanding debt decreased from 3.82% during 2016 to 3.79% during 2017.

Equity in losses of real estate ventures fluctuated from a loss of $2.7 million during the year ended December 31, 2016 to a loss of $1.4 million during the year ended December 31, 2017, a change of $1.3 million, or 47.9%.  The change is mainly driven by our share of the losses attributable to HVP III, a real estate venture in which we own a 10% interest.  The loss incurred in 2016 was primarily the result of amortization expense associated with the in-place lease intangible that was recorded in connection with HVP III’s acquisition of 68 properties during 2015 and 2016. These assets became fully amortized during 2016 and 2017.

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

Revenues

Rental income increased from $392.5 million during 2015 to $449.6 million during 2016, an increase of $57.1 million, or 14.6%.  The increase in same-store revenue was due primarily to an increase in average occupancy of 80 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portoflio increased 6.4% as a result of higher rates for new and existing customers during 2016 as compared to 2015.  The remaining increase is primarily attributable to $30.0 million of additional income from the stores acquired in 2015 and 2016 included in our non-same store portfolio.

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies and other ancillary revenues.  Other property related income increased from $45.2 million in 2015 to $50.3 million in 2016, an increase of $5.1 million, or 11.2%.  This increase is primarily attributable to increased fee revenue and insurance fees of $3.5 million on the stores acquired in 2015 and 2016 and a $2.0 million increase in same-store property related income mainly attributable to increased insurance participation and higher average occupancy, offset by a decrease of $0.4 million of income relating to the disposals of nine stores in 2015.

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

Equity in losses of real estate ventures increased from $0.4 million during the year ended December 31, 2015 to $2.7 million during the year ended December 31, 2016, an increase of $2.3 million, or 547.7%.  The increase is mainly driven by our share of the losses attributable to HVP III, a real estate venture in which we own a 10% interest.  The loss incurred in 2016 was primarily the result of amortization expense associated with the in-place lease intangible that was recorded in connection with HVP III’s acquisition of 68 properties. The amortization expense did not exist in 2015 as the acquisitions took place during the fourth quarter of 2015 and throughout 2016.

Gains from sale of real estate, net were $17.6 million for the year ended December 31, 2015 with no comparable amounts for the year ended December 31, 2016. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Other income (expense) increased $1.3 million from 2015 to 2016 primarily due to acquisition fees earned in conjunction with HVP III’s acquisition of 68 self-storage properties.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2017 and 2016 (in thousands):

	For the Year Ended December 31,
	2017	2016

Net income attributable to the Company’s common shareholders	$134,288	$79,923

Add:
Real estate depreciation and amortization:
Real property	142,961	159,495
Company’s share of unconsolidated real estate ventures	10,243	11,016
Noncontrolling interests in the Operating Partnership	1,593	941
FFO attributable to common shareholders and OP unitholders	$289,085	$251,375

Add:
Loan procurement amortization expense - early repayment of debt	190	—
Acquisition related costs (1)	1,319	6,932
Preferred share redemption charge	—	2,937
Property damage related to hurricanes, net of expected insurance proceeds (2)	874	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$291,468	$261,244

Weighted-average diluted shares outstanding	181,448	179,533
Weighted-average diluted units outstanding	2,150	2,158
Weighted-average diluted shares and units outstanding	183,598	181,691

(1)	Acquisition related costs for the year ended December 31, 2016 includes $0.4 million of acquisition related costs that are included in the Company’s share of equity in losses of real estate ventures.

(2)

Property damage related to hurricanes, net of expected insurance proceeds for the year ended December 31, 2017 includes $0.1 million of storm damage related costs that are included in the Company’s share of equity in losses of real estate ventures.

Cash Flows

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2017	2016	Change
	(in thousands)

Operating activities	$293,438	$265,164	$28,274
Investing activities	$(147,824)	$(544,471)	$396,647
Financing activities	$(143,319)	$219,411	$(362,730)

Cash provided by operating activities for the years ended December 31, 2017 and 2016 was $293.4 million and $265.2 million, respectively, reflecting an increase of $28.3 million.  Our increased cash flow from operating activities is primarily attributable to our 2016 and 2017 acquisitions and increased net operating income levels on the same-store portfolio in the 2017 period as compared to the 2016 period.

Cash used in investing activities was $147.8 million in 2017 and $544.5 million in 2016, a decrease of $396.6 million driven by a decrease in cash used for acquisitions of self-storage properties.  Cash used during 2017 related to the acquisition of seven stores for an aggregate purchase price of $80.7 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued, while cash used in investing activities during 2016 related to the acquisition of 28 stores for an aggregate purchase price of $403.6 million, inclusive of $6.5 million of assumed debt. The change is also driven by a decrease in cash used for development costs resulting from the acquisition of a development property by a consolidated joint venture for $67.2 million, inclusive of $35.0 million of assumed debt, during 2016.

Cash used in financing activities was $143.3 million in 2017 compared to cash provided by financing activities of $219.4 million in 2016, a change of $362.7 million.  The change is primarily a result of $298.5 million of net proceeds from our issuance of unsecured senior notes in August 2016 compared to $103.2 of net proceeds from our issuance of unsecured senior notes in April 2017. There was also a $106.5 million decrease in proceeds received from the issuance of common shares from 2016 to 2017 and a $100.0 million term loan repayment during April 2017 with no comparable repayment in the prior year.  We also paid $77.6 million to redeem our 7.75% Series A Preferred shares in November 2016 with no similar transaction in 2017. Additionally, cash distributions paid to common shareholders, preferred shareholders, and noncontrolling interests in the Operating Partnership increased $39.6 million from 2016 to 2017, resulting primarily from the increase in the common dividend per share and number of shares outstanding.

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2016	2015	Change
	(in thousands)

Operating activities	$265,164	$217,272	$47,892
Investing activities	$(544,471)	$(374,608)	$(169,863)
Financing activities	$219,411	$217,304	$2,107

Cash provided by operating activities for the years ended December 31, 2016 and 2015 was $265.2 million and $217.3 million, respectively, an increase of $47.9 million.  Our increased cash flow from operating activities is primarily attributable to our 2015 and 2016 acquisitions and increased net operating income levels on the same-store portfolio in the 2016 period as compared to the 2015 period.

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

Cash provided by financing activities was $219.4 million in 2016 and $217.3 million in 2015, an increase of $2.1 million.  From 2015 to 2016, proceeds from the issuance of unsecured senior notes increased $49.2 million and net proceeds in revolving credit facility borrowings increased $121.3 million. A $47.6 million decrease in principal payments on mortgage loans, resulting primarily from the repayment of five secured loans during 2016 for $34.9 million compared to four repayments during 2015 for $82.6 million also contributed to the increase in net cash inflows provided by financing activities from 2015 to 2016. These increases were offset by a $43.1 million increase in cash distributions paid to common shareholders, preferred shareholders and noncontrolling interests in the Operating Partnership during 2016 compared to 2015, resulting primarily from the increase in the common dividend per share and number of shares outstanding. The increases were also offset by $77.6 million paid to redeem our 7.75% Series A Preferred shares in November 2016 with no similar transaction in 2015 and a $97.9 million decrease in proceeds from the issuance of common shares in 2016 as compared to 2015.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures, and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  In the 2018 fiscal year, we expect recurring capital expenditures to be approximately $12.0 million to $16.0 million, planned capital improvements and store upgrades to be approximately $5.0 million to $8.0 million and costs associated with the development of new stores to be approximately $60.0 million to $75.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $2.7 million in 2018.

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

Our liquidity needs beyond 2018 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Credit Facility, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2017, we had approximately $5.3 million in available cash and cash equivalents.  In addition, we had approximately $417.6 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	250,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	250,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,050,000
Less: Discount on issuance of unsecured senior notes, net	(617)	(3,971)
Less: Loan procurement costs, net	(6,923)	(6,953)
Total unsecured senior notes, net	$1,142,460	$1,039,076

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020.  Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%.  As of December 31, 2017, $417.6 million was available for borrowing under the Revolver.  The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.  As of December 31, 2017, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	December 31,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2017	2016	December 31, 2017 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	2.86%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jun-18
Unsecured term loan (3)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	400,000
Less: Loan procurement costs, net	(604)	(1,251)
Total unsecured term loans, net	$299,396	$398,749

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps.  As of December 31, 2017, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.05%.

(2)

On April 6, 2017, we used the net proceeds from the issuance of $50.0 million of our 4.375% Senior Notes due 2023 and $50.0 million of our 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under our unsecured term loan that was scheduled to mature in June 2018.  Unamortized loan procurement costs of $0.2 million were written off in conjunction with the repayment.

(3)	As of December 31, 2017, we had interest rate swaps in place on these borrowings that fix 30-day LIBOR.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn as of December 31, 2017 and no further borrowings may be made under the term loans.  Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2017, we were in compliance with all of our financial covenants and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

Issuance of Common Shares

We maintain an at-the-market equity program that enables us to offer and sell up to 40.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).  Our sales activity under the program for the years ended December 31, 2017, 2016, and 2015 is summarized below:

	For the year ended December 31,
	2017	2016	2015
	(Dollars and shares in thousands, except per share amounts)
Number of shares sold	1,036	4,408	8,977
Average sales price per share	$29.13	$31.25	$26.35
Net proceeds after deducting offering costs	$29,642	$136,120	$234,240

We used proceeds from sales of common shares under the program during the years ended December 31, 2017, 2016, and 2015 to fund acquisitions of storage properties and for general corporate purposes.  As of December 31, 2017, 2016, and 2015, 4.7 million common shares, 5.8 million common shares, and 10.2 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

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

Recent Developments

Subsequent to December 31, 2017, we acquired one self-storage property in Texas for a purchase price of $12.2 million. We funded the purchase price with $7.4 million of cash and $4.8 million through the issuance of 168,011 common units. Following a 13-month lock-up period, the holder may tender the common units for redemption by the Operating Partnership for a cash amount per common unit equal to the market value of an equivalent number of common shares of the Company.  We have the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each common unit tendered for redemption.

Other Material Changes in Financial Position

	December 31,
	2017	2016	Change
		(in thousands)
Selected Assets
Storage properties, net	$3,408,790	$3,326,816	$81,974

Selected Liabilities
Unsecured senior notes, net	$1,142,460	$1,039,076	$103,384
Revolving credit facility	$81,700	$43,300	$38,400
Unsecured term loans, net	$299,396	$398,749	$(99,353)
Accounts payable, accrued expenses and other liabilities	$143,344	$93,764	$49,580

Storage properties, net of accumulated depreciation, increased $82.0 million primarily as a result of the acquisition of seven self-storage properties, fixed asset additions, and development costs incurred during the year.

The increase in Unsecured senior notes, net of $103.4 million was the result of the issuance of $50.0 million of our 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of our 4.375% senior notes due December 15, 2023 issued on December 17, 2013, and the issuance of $50.0 million of our 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of our 4.000% senior notes due November 15, 2025 issued on October 26, 2015.

Revolving credit facility increased $38.4 million primarily as a result of the acquisition of seven self-storage properties, fixed asset additions, and development costs incurred during the year.

The decrease in Unsecured term loans, net of $99.4 million was the result of the repayment of the outstanding indebtedness under our unsecured term loan that was scheduled to mature in June of 2018.

Accounts payable, accrued expenses and other liabilities increased $49.6 million primarily as a result of accrued development costs. Five of our development joint venture agreements provide the option for the noncontrolling members to put their ownership interest in the ventures to us within the one-year period after construction of each store is substantially complete. Additionally, we have a one-year option to call the ownership interest of the noncontrolling members beginning on the second anniversary of each store’s construction being substantially complete. We are accreting the respective liabilities, which totaled $63.0 million and $27.8 million as of December 31, 2017 and 2016, respectively, during the development periods.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2017 (in thousands):

	Payments Due by Period
							2023 and
	Total	2018	2019	2020	2021	2022	thereafter
Mortgage loans and notes payable (1)	$108,796	$2,650	$11,652	$12,791	$45,057	$923	$35,723
Revolving credit facility and unsecured term loans	381,700	—	200,000	181,700	—	—	—
Unsecured senior notes	1,150,000	—	—	—	—	250,000	900,000
Interest payments	349,168	63,793	58,157	52,275	49,437	42,719	82,787
Ground leases	133,039	2,500	2,670	2,743	2,812	2,971	119,343
Software and service contracts	600	497	73	30	—	—	—
Development commitments	82,728	70,199	12,529	—	—	—	—
	$2,206,031	$139,639	$285,081	$249,539	$97,306	$296,613	$1,137,853

(1)	Amounts do not include unamortized discounts/premiums.

We expect to satisfy contractual obligations owed in 2018 through a combination of cash generated from operations and from draws on the revolving portion of our Credit Facility.

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

As of December 31, 2017 our consolidated debt consisted of $1.4 billion of outstanding mortgages, unsecured senior notes, and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of December 31, 2017, there were $81.7 million and $200.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would decrease by approximately $74.4 million.  If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would increase by approximately $84.2 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2018 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2018 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Compensation Committee Report,” “Meetings and Committees of the Board of Trustees Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Severence Plan and Potential Payments Upon Termination or Change in Control,” and “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2017.

Number of securities remaining
	Number of securities to		Weighted-average		available for future issuance under
	be issued upon exercise		exercise price of		equity compensation plans
	of outstanding options,		outstanding options,		(excluding securities
Plan Category	warrants and rights		warrants and rights		reflected in column(a))
	(a)		(b)		(c)
Equity compensation plans approved by shareholders	1,833,173	(1)	$16.55	(2)	4,936,124
Equity compensation plans not approved by shareholders	—
Total	1,833,173		$16.55		4,936,124

(1)	Excludes 470,048 shares subject to outstanding restricted share unit awards.

(2)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

The information regarding security ownership of certain beneficial owners and management required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Security Ownership of Management” and “Security Ownership of Beneficial Owners.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Corporate Governance - Independence of Trustees,” “Policies and Procedures Regarding Review, Approval or Ratification of Transactions With Related Persons,” and “Transactions With Related Persons.”

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

3.11*

Class C Unit Supplement No. 1 to Second Amended and Restated Agreement of Limites Partnership of CubeSmart, L.P. dates as of April 12, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2017.

3.12*	Articles of Amendment to the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2017.

3.13*	First Amendment to Third Amended and Restated Bylaws of CubeSmart, effective June 1, 2017, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on June 2, 2017.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 20, 2004, File No. 333-117848.

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

4.8*

Form of $250 million aggregate principal amount of 4.375% senior notes due December 15, 2023, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

4.9*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

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

4.15*

Form of $50 million aggregate principal amount of 4.375% senior notes due December 15, 2023, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

4.16*

Form of $50 million aggregate principal amount of 4.000% senior notes due November 15, 2025, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

4.17*

Fifth Supplemental Indenture, dated as of April 4, 2017, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

10.1*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue (substantially identical agreements have been entered into with Dean Jernigan, Christopher P. Marr, Timothy M. Martin, Jeffrey P. Foster, William M. Diefenderfer III, Piero Bussani, Dorothy Dowling, John W. Fain, Marianne M. Keler, John F. Remondi, Jeffrey F. Rogatz, and Deborah R. Salzberg), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

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

10.22*

Second Amendment to Credit Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2013.

10.23*

Second Amendment to Term Loan Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 19, 2013.

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

10.42*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.43*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.44*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.45*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.46*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.47*†

Form of Restricted Share Unit Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.48*†

Form of Restricted Share Unit Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.49*†

Form of Performance-Vested Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.50*†

Form of Performance-Vested Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.51*†

Form of Performance-Vested Restricted Share Unit Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.51 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.52*†

Form of Performance-Vested Restricted Share Unit Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.52 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.53*

Form of Amendment No. 4 to Equity Distribution Agreement, dated March 17, 2017, by and among CubeSmart, CubeSmart, L.P. and each of the Managers (as defined therein), incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed March 17, 2017.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 16, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ William M. Diefenderfer III	Chairman of the Board of Trustees	February 16, 2018
William M. Diefenderfer III

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 16, 2018
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 16, 2018
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 16, 2018
Piero Bussani

/s/ Dorothy Dowling	Trustee	February 16, 2018
Dorothy Dowling

/s/ John W. Fain	Trustee	February 16, 2018
John W. Fain

/s/ Marianne M. Keler	Trustee	February 16, 2018
Marianne M. Keler

/s/ John F. Remondi	Trustee	February 16, 2018
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 16, 2018
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 16, 2018
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2017, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 16, 2018

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2017, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of

CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of

CubeSmart, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 16, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of

CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 16, 2018

Report of Independent Registered Public Accounting Firm

To the Partners of

CubeSmart, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 16, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on CubeSmart, L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 16, 2018

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2017	2016
ASSETS
Storage properties	$4,161,715	$3,998,180
Less: Accumulated depreciation	(752,925)	(671,364)
Storage properties, net (including VIE assets of $291,496 and $208,048, respectively)	3,408,790	3,326,816
Cash and cash equivalents	5,268	2,973
Restricted cash	3,890	7,893
Loan procurement costs, net of amortization	1,592	2,150
Investment in real estate ventures, at equity	91,206	98,682
Other assets, net	34,590	36,514
Total assets	$3,545,336	$3,475,028

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,142,460	$1,039,076
Revolving credit facility	81,700	43,300
Unsecured term loans, net	299,396	398,749
Mortgage loans and notes payable, net	111,434	114,618
Accounts payable, accrued expenses and other liabilities	143,344	93,764
Distributions payable	55,297	49,239
Deferred revenue	21,529	20,226
Security deposits	486	412
Total liabilities	1,855,646	1,759,384

Noncontrolling interests in the Operating Partnership	54,320	54,407

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 182,215,735 and 180,083,111 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,822	1,801
Additional paid-in capital	2,356,620	2,314,014
Accumulated other comprehensive income (loss)	3	(1,850)
Accumulated deficit	(729,311)	(658,583)
Total CubeSmart shareholders’ equity	1,629,134	1,655,382
Noncontrolling interests in subsidiaries	6,236	5,855
Total equity	1,635,370	1,661,237
Total liabilities and equity	$3,545,336	$3,475,028

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2017	2016	2015

REVENUES
Rental income	$489,043	$449,601	$392,476
Other property related income	55,001	50,255	45,189
Property management fee income	14,899	10,183	6,856
Total revenues	558,943	510,039	444,521
OPERATING EXPENSES
Property operating expenses	181,508	165,847	153,172
Depreciation and amortization	145,681	161,865	151,789
General and administrative	34,745	32,823	28,371
Acquisition related costs	1,294	6,552	3,301
Total operating expenses	363,228	367,087	336,633
OPERATING INCOME	195,715	142,952	107,888
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(56,952)	(50,399)	(43,736)
Loan procurement amortization expense	(2,638)	(2,577)	(2,324)
Equity in losses of real estate ventures	(1,386)	(2,662)	(411)
Gains from sale of real estate, net	—	—	17,567
Other	872	1,062	(228)
Total other expense	(60,104)	(54,576)	(29,132)
NET INCOME	135,611	88,376	78,756
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,593)	(941)	(960)
Noncontrolling interest in subsidiaries	270	470	(84)
NET INCOME ATTRIBUTABLE TO THE COMPANY	134,288	87,905	77,712
Distribution to preferred shareholders	—	(5,045)	(6,008)
Preferred share redemption charge	—	(2,937)	—
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$134,288	$79,923	$71,704

Basic earnings per share attributable to common shareholders	$0.74	$0.45	$0.43
Diluted earnings per share attributable to common shareholders	$0.74	$0.45	$0.42

Weighted-average basic shares outstanding	180,525	178,246	168,640
Weighted-average diluted shares outstanding	181,448	179,533	170,191

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2017	2016	2015

NET INCOME	$135,611	$88,376	$78,756
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	195	(1,247)	(3,409)
Reclassification of realized losses on interest rate swaps	1,680	4,412	6,263
Unrealized loss on foreign currency translation	—	—	(249)
Reclassification of realized loss on foreign currency translation	—	—	1,199
OTHER COMPREHENSIVE INCOME	1,875	3,165	3,804
COMPREHENSIVE INCOME	137,486	91,541	82,560
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,615)	(978)	(992)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	270	470	(75)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$136,141	$91,033	$81,493

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

											Noncontrolling
											Interests
	Common		Preferred		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2014	163,957	$1,639	3,100	$31	$1,974,308	$(8,759)	$(519,193)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interest in subsidiaries									178	178
Distributions to noncontrolling interests in subsidiaries									(319)	(319)
Issuance of common shares, net	8,978	91			233,970			234,061		234,061
Issuance of restricted shares	161	1						1		1
Issuance of OP Shares											500
Conversion from units to shares	118	2			3,273			3,275		3,275	(3,275)
Exercise of stock options	1,454	14			17,475			17,489		17,489
Amortization of restricted shares					1,166			1,166		1,166
Share compensation expense					989			989		989
Adjustment for noncontrolling interests in the Operating Partnership							(19,619)	(19,619)		(19,619)	19,619
Net income							77,712	77,712	84	77,796	960
Other comprehensive income (loss), net:						3,781		3,781	(9)	3,772	32
Preferred share distributions							(6,008)	(6,008)		(6,008)
Common share distributions							(117,546)	(117,546)		(117,546)	(1,531)
Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interest in subsidiaries									4,799	4,799
Issuance of common shares, net	4,408	44			136,077			136,121		136,121
Issuance of restricted shares	123	1						1		1
Issuance of OP Shares											1,500
Conversion from units to shares	188	2			4,874			4,876		4,876	(4,876)
Exercise of stock options	696	7			13,276			13,283		13,283
Amortization of restricted shares					1,952			1,952		1,952
Share compensation expense					1,260			1,260		1,260
Adjustment for noncontrolling interests in the Operating Partnership							7,388	7,388		7,388	(7,388)
Net income (loss)							87,905	87,905	(470)	87,435	941
Other comprehensive income, net:						3,128		3,128		3,128	37
Preferred share distributions							(5,045)	(5,045)		(5,045)
Preferred share redemption			(3,100)	(31)	(74,606)		(2,937)	(77,574)		(77,574)
Common share distributions							(161,240)	(161,240)		(161,240)	(1,935)
Balance at December 31, 2016	180,083	$1,801	—	$—	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interest in subsidiaries									1,058	1,058
Acquisition of noncontrolling interest in subsidiary					(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares, net	1,036	10			29,632			29,642		29,642
Issuance of restricted shares	106	1						1		1
Issuance of OP Shares											12,324
Conversion from units to shares	594	6			15,700			15,706		15,706	(15,706)
Exercise of stock options	397	4			2,360			2,364		2,364
Amortization of restricted shares					2,009			2,009		2,009
Share compensation expense					1,531			1,531		1,531
Adjustment for noncontrolling interests in the Operating Partnership							(3,965)	(3,965)		(3,965)	3,965
Net income (loss)							134,288	134,288	(270)	134,018	1,593
Other comprehensive income, net:						1,853		1,853		1,853	22
Common share distributions							(201,051)	(201,051)		(201,051)	(2,285)
Balance at December 31, 2017	182,216	$1,822	—	$—	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2017	2016	2015
Operating Activities
Net income	$135,611	$88,376	$78,756
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	148,319	164,442	154,113
Equity in losses of real estate ventures	1,386	2,662	411
Gains from sale of real estate, net	—	—	(17,567)
Equity compensation expense	5,586	4,850	3,722
Accretion of fair market value adjustment of debt	(559)	(1,138)	(1,429)
Changes in other operating accounts:
Restricted cash	(60)	591	743
Other assets	(8,845)	(3,930)	(2,519)
Accounts payable and accrued expenses	10,846	7,862	(438)
Other liabilities	1,154	1,449	1,480
Net cash provided by operating activities	$293,438	$265,164	$217,272
Investing Activities
Acquisitions of storage properties	(69,629)	(366,666)	(275,726)
Additions and improvements to storage properties	(28,962)	(30,971)	(24,695)
Development costs	(64,659)	(143,713)	(81,315)
Investment in real estate ventures, at equity	(301)	(12,176)	(8,433)
Cash distributed from real estate ventures	15,784	8,113	6,451
Proceeds from sale of real estate, net	—	—	9,041
Fundings of notes receivable	—	—	(4,100)
Proceeds from notes receivable	—	—	4,100
Change in restricted cash	(57)	942	69
Net cash used in investing activities	$(147,824)	$(544,471)	$(374,608)
Financing Activities
Proceeds from:
Unsecured senior notes	103,192	298,512	249,338
Revolving credit facility	628,400	958,200	731,320
Principal payments on:
Revolving credit facility	(590,000)	(914,900)	(809,320)
Unsecured term loans	(100,000)	—	—
Mortgage loans and notes payable	(8,666)	(37,260)	(84,905)
Loan procurement costs	(953)	(2,467)	(4,433)
Acquisition of noncontrolling interest in subsidiary	(9,033)	—	—
Proceeds from issuance of common shares, net	29,643	136,122	234,062
Cash paid upon vesting of restricted shares	(2,046)	(1,638)	(1,567)
Redemption of preferred shares	—	(77,574)	—
Exercise of stock options	2,364	13,283	17,489
Contributions from noncontrolling interests in subsidiaries	1,058	4,799	178
Distributions paid to noncontrolling interests in subsidiaries	—	—	(319)
Distributions paid to common shareholders	(195,006)	(149,280)	(107,093)
Distributions paid to preferred shareholders	—	(6,545)	(6,008)
Distributions paid to noncontrolling interests in Operating Partnership	(2,272)	(1,841)	(1,438)
Net cash (used in) provided by financing activities	$(143,319)	$219,411	$217,304
Change in cash and cash equivalents	2,295	(59,896)	59,968
Cash and cash equivalents at beginning of year	2,973	62,869	2,901
Cash and cash equivalents at end of year	$5,268	$2,973	$62,869
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$63,407	$53,085	$46,216
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)	$(14,353)
Restricted cash - disposition of real estate	$—	$—	$36,372
Accretion of liability	$35,122	$31,426	$16,929
Derivative valuation adjustment	$1,875	$3,165	$2,854
Foreign currency translation adjustment	$—	$—	$(249)
Discount on issuance of unsecured senior notes	$—	$1,488	$662
Mortgage loan assumptions	$6,201	$41,513	$2,695
Preferred share redemption	$—	$2,863	$—
Issuance of OP units	$12,324	$—	$—
Liability for acquisition of storage property	$1,470	$—	$—
Contribution of storage property to real estate venture	$9,400	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Storage properties	$4,161,715	$3,998,180
Less: Accumulated depreciation	(752,925)	(671,364)
Storage properties, net (including VIE assets of $291,496 and $208,048, respectively)	3,408,790	3,326,816
Cash and cash equivalents	5,268	2,973
Restricted cash	3,890	7,893
Loan procurement costs, net of amortization	1,592	2,150
Investment in real estate ventures, at equity	91,206	98,682
Other assets, net	34,590	36,514
Total assets	$3,545,336	$3,475,028

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,142,460	$1,039,076
Revolving credit facility	81,700	43,300
Unsecured term loans, net	299,396	398,749
Mortgage loans and notes payable, net	111,434	114,618
Accounts payable, accrued expenses and other liabilities	143,344	93,764
Distributions payable	55,297	49,239
Deferred revenue	21,529	20,226
Security deposits	486	412
Total liabilities	1,855,646	1,759,384

Limited Partnership interests of third parties	54,320	54,407

Commitments and contingencies

Capital
Operating Partner	1,629,131	1,657,232
Accumulated other comprehensive income (loss)	3	(1,850)
Total CubeSmart, L.P. capital	1,629,134	1,655,382
Noncontrolling interests in subsidiaries	6,236	5,855
Total capital	1,635,370	1,661,237
Total liabilities and capital	$3,545,336	$3,475,028

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2017	2016	2015

REVENUES
Rental income	$489,043	$449,601	$392,476
Other property related income	55,001	50,255	45,189
Property management fee income	14,899	10,183	6,856
Total revenues	558,943	510,039	444,521
OPERATING EXPENSES
Property operating expenses	181,508	165,847	153,172
Depreciation and amortization	145,681	161,865	151,789
General and administrative	34,745	32,823	28,371
Acquisition related costs	1,294	6,552	3,301
Total operating expenses	363,228	367,087	336,633
OPERATING INCOME	195,715	142,952	107,888
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(56,952)	(50,399)	(43,736)
Loan procurement amortization expense	(2,638)	(2,577)	(2,324)
Equity in losses of real estate ventures	(1,386)	(2,662)	(411)
Gains from sale of real estate, net	—	—	17,567
Other	872	1,062	(228)
Total other expense	(60,104)	(54,576)	(29,132)
NET INCOME	135,611	88,376	78,756
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	270	470	(84)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	135,881	88,846	78,672
Operating Partnership interests of third parties	(1,593)	(941)	(960)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	134,288	87,905	77,712
Distribution to preferred unitholders	—	(5,045)	(6,008)
Preferred unit redemption charge	—	(2,937)	—
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$134,288	$79,923	$71,704

Basic earnings per unit attributable to common unitholders	$0.74	$0.45	$0.43
Diluted earnings per unit attributable to common unitholders	$0.74	$0.45	$0.42

Weighted-average basic units outstanding	180,525	178,246	168,640
Weighted-average diluted units outstanding	181,448	179,533	170,191

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2017	2016	2015

NET INCOME	$135,611	$88,376	$78,756
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	195	(1,247)	(3,409)
Reclassification of realized losses on interest rate swaps	1,680	4,412	6,263
Unrealized loss on foreign currency translation	—	—	(249)
Reclassification of realized loss on foreign currency translation	—	—	1,199
OTHER COMPREHENSIVE INCOME	1,875	3,165	3,804
COMPREHENSIVE INCOME	137,486	91,541	82,560
Comprehensive income attributable to Operating Partnership interests of third parties	(1,615)	(978)	(992)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	270	470	(75)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$136,141	$91,033	$81,493

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP	Number of Preferred OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Units	Operating	Comprehensive	CubeSmart L.P.	Interest in	Total	Interests
	Outstanding	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2014	163,957	3,100	$1,456,785	$(8,759)	$1,448,026	$1,592	$1,449,618	$49,823
Contributions from noncontrolling interest in subsidiaries						178	178
Distributions to noncontrolling interests in subsidiaries						(319)	(319)
Issuance of common OP units, net	8,978		234,061		234,061		234,061
Issuance of restricted OP units	161		1		1		1
Issuance of OP Shares								500
Conversion from OP units to shares	118		3,275		3,275		3,275	(3,275)
Exercise of OP unit options	1,454		17,489		17,489		17,489
Amortization of restricted OP units			1,166		1,166		1,166
OP unit compensation expense			989		989		989
Adjustment for Operating Partnership interests of third parties			(19,619)		(19,619)		(19,619)	19,619
Net income			77,712		77,712	84	77,796	960
Other comprehensive income (loss), net:				3,781	3,781	(9)	3,772	32
Preferred OP unit distributions			(6,008)		(6,008)		(6,008)
Common OP unit distributions			(117,546)		(117,546)		(117,546)	(1,531)
Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interest in subsidiaries						4,799	4,799
Issuance of common OP units, net	4,408		136,121		136,121		136,121
Issuance of restricted OP units	123		1		1		1
Issuance of OP Shares	188		4,876		4,876		4,876	1,500
Conversion from OP units to shares								(4,876)
Exercise of OP unit options	696		13,283		13,283		13,283
Amortization of restricted OP units			1,952		1,952		1,952
OP unit compensation expense			1,260		1,260		1,260
Adjustment for Operating Partnership interests of third parties			7,388		7,388		7,388	(7,388)
Net income (loss)			87,905		87,905	(470)	87,435	941
Other comprehensive income, net:				3,128	3,128		3,128	37
Preferred OP unit distributions			(5,045)		(5,045)		(5,045)
Preferred OP unit redemption		(3,100)	(77,574)		(77,574)		(77,574)
Common OP unit distributions			(161,240)		(161,240)		(161,240)	(1,935)
Balance at December 31, 2016	180,083	—	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interest in subsidiaries						1,058	1,058
Acquisition of noncontrolling interest in subsidiary			(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units, net	1,036		29,642		29,642		29,642
Issuance of restricted OP units	106		1		1		1
Issuance of OP Shares								12,324
Conversion from OP units to shares	594		15,706		15,706		15,706	(15,706)
Exercise of OP unit options	397		2,364		2,364		2,364
Amortization of restricted OP units			2,009		2,009		2,009
OP unit compensation expense			1,531		1,531		1,531
Adjustment for Operating Partnership interests of third parties			(3,965)		(3,965)		(3,965)	3,965
Net income (loss)			134,288		134,288	(270)	134,018	1,593
Other comprehensive income, net:				1,853	1,853		1,853	22
Common OP unit distributions			(201,051)		(201,051)		(201,051)	(2,285)
Balance at December 31, 2017	182,216	—	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2017	2016	2015
Operating Activities
Net income	$135,611	$88,376	$78,756
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	148,319	164,442	154,113
Equity in losses of real estate ventures	1,386	2,662	411
Gains from sale of real estate, net	—	—	(17,567)
Equity compensation expense	5,586	4,850	3,722
Accretion of fair market value adjustment of debt	(559)	(1,138)	(1,429)
Changes in other operating accounts:
Restricted cash	(60)	591	743
Other assets	(8,845)	(3,930)	(2,519)
Accounts payable and accrued expenses	10,846	7,862	(438)
Other liabilities	1,154	1,449	1,480
Net cash provided by operating activities	$293,438	$265,164	$217,272
Investing Activities
Acquisitions of storage properties	(69,629)	(366,666)	(275,726)
Additions and improvements to storage properties	(28,962)	(30,971)	(24,695)
Development costs	(64,659)	(143,713)	(81,315)
Investment in real estate ventures, at equity	(301)	(12,176)	(8,433)
Cash distributed from real estate ventures	15,784	8,113	6,451
Proceeds from sale of real estate, net	—	—	9,041
Fundings of notes receivable	—	—	(4,100)
Proceeds from notes receivable	—	—	4,100
Change in restricted cash	(57)	942	69
Net cash used in investing activities	$(147,824)	$(544,471)	$(374,608)
Financing Activities
Proceeds from:
Unsecured senior notes	103,192	298,512	249,338
Revolving credit facility	628,400	958,200	731,320
Principal payments on:
Revolving credit facility	(590,000)	(914,900)	(809,320)
Unsecured term loans	(100,000)	—	—
Mortgage loans and notes payable	(8,666)	(37,260)	(84,905)
Loan procurement costs	(953)	(2,467)	(4,433)
Acquisition of noncontrolling interest in subsidiary	(9,033)	—	—
Proceeds from issuance of common OP units	29,643	136,122	234,062
Cash paid upon vesting of restricted OP units	(2,046)	(1,638)	(1,567)
Redemption of preferred units	—	(77,574)	—
Exercise of OP unit options	2,364	13,283	17,489
Contributions from noncontrolling interests in subsidiaries	1,058	4,799	178
Distributions paid to noncontrolling interests in subsidiaries	—	—	(319)
Distributions paid to common OP unitholders	(197,278)	(151,121)	(108,531)
Distributions paid to preferred OP unitholders	—	(6,545)	(6,008)
Net cash (used in) provided by financing activities	$(143,319)	$219,411	$217,304
Change in cash and cash equivalents	2,295	(59,896)	59,968
Cash and cash equivalents at beginning of year	2,973	62,869	2,901
Cash and cash equivalents at end of year	$5,268	$2,973	$62,869
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$63,407	$53,085	$46,216
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$(22,019)	$(14,353)
Restricted cash - disposition of real estate	$—	$—	$36,372
Accretion of liability	$35,122	$31,426	$16,929
Derivative valuation adjustment	$1,875	$3,165	$2,854
Foreign currency translation adjustment	$—	$—	$(249)
Discount on issuance of unsecured senior notes	$—	$1,488	$662
Mortgage loan assumptions	$6,201	$41,513	$2,695
Preferred unit redemption	$—	$2,863	$—
Issuance of OP units	$12,324	$—	$—
Liability for acquisition of storage property	$1,470	$—	$—
Contribution of storage property to real estate venture	$9,400	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms the “Company”, “we”, or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  As of December 31, 2017, the Company owned self-storage properties located in 23 states throughout the United States and in the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages, and acquires self-storage properties.

As of December 31, 2017, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time (except, as disclosed in note 4, in the case of the Class C OP Units issued on April 12, 2017, such right became exercisable on October 12, 2017 and, in the case of the 440,160 OP Units issued on May 9, 2017, such right may be exercised at any time on or after May 9, 2018) for cash equal to the fair value of an equivalent number of common shares of the Parent Company or, in the case of Class C OP Units, the stated value of such Class C OP Units.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis, or in the case of Class C OP Units, for common shares with a fair value equal to the stated value of such Class C OP Units.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties.  Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2017, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $4.0 million as of December 31, 2017.  Disclosure of such redemption provisions is provided in note 12.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $21.4 million and $24.7 million as of December 31, 2017 and 2016, respectively, and are reported net of accumulated amortization of $11.1 million and $9.7 million as of December 31, 2017 and 2016, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016

Intangible assets, net of accumulated amortization of $1,532 and $8,109	$1,716	$8,280
Accounts receivable	5,498	4,434
Deposits on future acquisitions	1,000	5,106
Prepaid real estate taxes	3,960	3,640
Prepaid insurance	2,105	1,053
Amounts due from affiliates (see note 13)	7,480	3,349
Assets held in trust related to deferred compensation arrangements	9,393	6,748
Other	3,438	3,904
Total other assets, net	$34,590	$36,514

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

Revenue Recognition

Management has determined that all of our leases are operating leases.  Rental income is recognized in accordance with the terms of the leases, which generally are month to month.  Property management fee income is recognized monthly as services are performed and in accordance with the terms of the related management agreements.

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing campaigns and other media advertisements.  The Company incurred $9.7 million, $9.4 million, and $8.6 million in advertising and marketing expenses for the years ended December 31, 2017, 2016 and 2015, respectively, which are included in Property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized $0.6 million, $1.6 million, and $2.5 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related assets using a weighted-average rate of the Company’s outstanding debt. For the years ended December 31, 2017, 2016 and 2015, the Company capitalized $5.6 million, $4.6 million, and $2.6 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  The Company had interest rate swap agreements for notional principal amounts aggregating $100.0 million and $300.0 million as of December 31, 2017 and 2016, respectively, the fair value of which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The net tax basis in the Company’s assets was $3.4 billion and $3.2 billion as of December 31, 2017 and 2016, respectively.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Company’s dividends for 2017 consisted of an 86.602% ordinary income distribution, a 0.495% capital gain distribution, and a 12.903% return of capital distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains, and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2017, 2016, or 2015.

Taxable REIT subsidiaries are subject to federal and state income taxes.  Our taxable REIT subsidiaries had a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $1.4 million and $1.3 million as of December 31, 2017 and 2016, respectively.

Legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017.  The TCJA makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method were 923,000; 1,287,000, and 1,551,000 in 2017, 2016, and 2015, respectively.

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

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. Dollars using the period-end exchange rate for assets and liabilities and an average exchange rate for each period for revenues, expenses, and capital expenditures.  The local currency is the functional currency for the Company’s foreign subsidiaries.  Translation adjustments for foreign subsidiaries are recorded as a component of accumulated other comprehensive loss in shareholders’ equity.  The Company recognizes transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency in earnings as incurred.  The Pound, which represents the functional currency used by USIFB, LLP (“USIFB”), our joint venture in England, was translated at October 2, 2015, the date that the venture’s remaining asset was sold. The exchange rate was approximately 1.521600 U.S Dollars per Pound on October 2, 2015. The Pound was translated at an average exchange rate of 1.529755 for the period from January 1, 2015 to October 2, 2015. In connection with the sale of the remaining asset, the Company recorded a realized loss on foreign currency exchange of $1.2 million, which is included in Gains from sale of real estate, net on the Company’s consolidated statements of operations.

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

Reclassifications

During the first quarter of 2017, the Company adopted ASU No. 2016-09 – Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which requires retrospective application for the cash flow presentation of cash withheld upon restricted stock vesting and paid by the Company to a taxing authority to satisfy the employee’s related tax obligation.  See “Recent Accounting Pronouncements” below.  As a result of adopting the new guidance, $1.6 million of vested restricted shares that were withheld to satisfy employee tax obligations and paid to the taxing authorities, were reclassified from operating activities to financing activities within the Company’s consolidated statements of cash flows for each of the years ended December 31, 2016 and 2015.

Recent Accounting Pronouncements

   In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The Company is in the process of evaluating the impact of this new guidance.

   In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance became effective on January 1, 2018 when the entity adopted the new revenue standard. Upon adoption, the majority of its sale transactions are now treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption of the new guidance, the majority of future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard became effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as the update primarily relates to financial statement presentation and disclosures.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard became effective on January 1, 2018. The standard requires the use of the retrospective transition method. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements as the update primarily relates to financial statement presentation and disclosures.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of the new standard on the Company’s consolidated financial statements and related disclosures but at this time, it expects the primary impact to be related to its ten ground leases in which it serves as the ground lessee (see note 14).

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards became effective on January 1, 2018. The Company finalized the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures and adopted the standards using the modified retrospective transition method. The standards will not have a material impact on the Company’s consolidated statements of financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s insurance fee revenue, property management fee revenue, and merchandise sale revenue are included in the scope of the new guidance, however, the Company identified similar performance obligations under this standard as compared with deliverables and separate units of account identified under its previous revenue recognition methodology. Accordingly, revenue recognized under the new guidance will not differ materially from revenue recognized under previous guidance and there will be no material prior year impact.

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues. The stores in Florida, New York, Texas, and California provided total revenues of approximately 17%, 16%, 10%, and 8%, respectively, for each of the years ended December 31, 2017 and 2016. The stores in Florida, New York, Texas, and California provided total revenues of approximately 18%, 16%, 10%, and 8%, respectively, for the year ended December 31, 2015.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,	December 31,
	2017	2016
	(in thousands)
Land	$711,140	$649,744
Buildings and improvements	3,086,252	2,928,275
Equipment	182,958	217,867
Construction in progress	181,365	202,294
Storage properties	4,161,715	3,998,180
Less: Accumulated depreciation	(752,925)	(671,364)
Storage properties, net	$3,408,790	$3,326,816

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2017, 2016, and 2015:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550

2015 Acquisitions:

Texas Asset	Texas Markets - Major	February 2015	1	$7,295
HSRE Assets	Chicago	March 2015	4	27,500
Arizona Asset	Arizona / Las Vegas	March 2015	1	7,900
Tennessee Asset	Tennessee	March 2015	1	6,575
Texas Asset	Texas Markets - Major	April 2015	1	15,795
Florida Asset	Florida Markets - Other	May 2015	1	7,300
Arizona Asset	Arizona / Las Vegas	June 2015	1	10,100
Florida Asset	Florida Markets - Other	June 2015	1	10,500
Texas Asset	Texas Markets - Major	July 2015	1	14,200
Maryland Asset	Baltimore / DC	July 2015	1	17,000
Maryland Asset	Baltimore / DC	July 2015	1	19,200
New York/New Jersey Assets	New York / Northern NJ	August 2015	2	24,823
New Jersey Asset	New York / Northern NJ	December 2015	1	14,350
PSI Assets	Various (see note 4)	December 2015	12	109,824
			29	$292,362

2015 Dispositions:

Texas Assets	Texas Markets - Major	October 2015	7	$28,000
Florida Asset	Florida Markets - Other	October 2015	1	9,800
			8	$37,800

4.  INVESTMENT ACTIVITY

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired six stores located throughout the United States, including two stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $69.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $3.2 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2017 was approximately $1.5 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP Units that were valued at approximately $12.3 million as consideration for the remainder of the purchase price (see note 12).

During the year ended December 31, 2017, the Company also acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was satisfied with $9.7 million of cash and 58,400 newly created Class C OP Units. Each Class C OP Unit has a stated value of $25 and bears an annual distribution rate of 3% of the stated value. The holder has the option to tender the Class C OP Units to the Operating Partnership at any time, and on or after April 12, 2018, the Operating Partnership will have the option to redeem the Class C OP Units, in each case at a redemption price of $25 per Class C OP Unit. The Company has the right to settle the redemption in cash or, at the Company’s option, common shares of CubeSmart, or a combination of cash and common shares, with the common shares valued at their closing price on the redemption date. Because the Class C OP Units represent an unconditional obligation that the Company may settle by issuing a variable number of its common shares with a monetary value that is known at inception, they have been classified as a liability in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

The following table summarizes the Company’s revenue and earnings associated with the 2017 acquisitions from the respective acquisition dates, that are included in the consolidated statements of operations for the year ended December 31, 2017:

Year Ended December 31, 2017
(in thousands)
Total revenue	$1,572
Net loss	(1,330)

As of December 31, 2017, the Company was under contract and had made deposits of $1.0 million associated with two stores, including one store to be acquired after the completion of construction and the issuance of the certificate of occupancy, for an aggregate acquisition price of $33.0 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of the store under construction is expected to occur during the second quarter of 2018 after the completion of construction and the issuance of a certificate of occupancy. This acquisition is subject to due diligence and other customary closing conditions and no assurance can be provided that it will be completed on the terms described, or at all. On January 31, 2018, the Company acquired the remaining store that was under contract as of December 31, 2017 (see note 19).

Development

As of December 31, 2017, the Company had invested in joint ventures to develop six self-storage properties located in Massachusetts (1) New Jersey (1), and New York (4). Construction for all projects is expected to be completed by the third quarter of 2019. As of December 31, 2017, development costs incurred to date for these projects totaled $121.0 million. Total construction costs for these projects are expected to be $232.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores since January 1, 2015. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Brooklyn, NY	1	Q4 2017	51%	$49,300
Washington, D.C.	1	Q3 2017	100%	27,800
New York, NY	1	Q3 2017	90%	81,200
North Palm Beach, FL	1	Q1 2017	100%	9,700
Bronx, NY (1) (2)	1	Q2 2016	100%	32,200
Queens, NY (1)	1	Q1 2016	100%	31,800
Brooklyn, NY (3)	1	Q4 2015	100%	14,800
Queens, NY	1	Q4 2015	90%	17,400
Arlington, VA	1	Q2 2015	90%	17,100
	9			$281,300

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

(3)

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

2016 Acquisitions

During the year ended December 31, 2016, the Company acquired 28 stores, including three stores upon completion of construction and the issuance of a certificate of occupancy, located throughout the United States for an aggregate purchase price of approximately $403.6 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $18.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2017 and 2016 was approximately $8.3 million and $10.5 million, respectively. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.5 million, which fair value includes an outstanding principal balance totaling $6.3 million and a net premium of $0.2 million to reflect the estimated fair value of the debt at the time of assumption.

 2015 Acquisitions

On December 15, 2015, the Company acquired all of the issued and outstanding uncertificated shares of common stock of a privately held self-storage REIT (“PSI”) for $115.8 million. As of the date of the acquisition, PSI owned real property consisting of 12 fully operational self-storage properties which were acquired for $109.8 million, and one self-storage property that was under construction, which was acquired for $6.0 million (the “PSI Assets”). The PSI Assets are located in Arizona, Florida, Georgia, Massachusetts, New York, North Carolina, Tennessee, and Texas. In connection with this acquisition, the Company allocated a portion of the purchase price to the intangible value of in-place leases, which aggregated to $6.7 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2016 and 2015 was approximately $6.1 million and $0.6 million, respectively.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

191 IV CUBE LLC (“HVP IV”)

On October 16, 2017, the Company acquired a self-storage property located in Texas for $9.4 million, which it then contributed to a newly-formed joint venture on November 1, 2017. In return for contributing the property to HVP IV, the Company received approximately $7.5 million in cash and a 20% ownership interest in the venture. Subsequent to December 31, 2017, HVP IV acquired two self-storage properties in Arizona (1) and Texas (1) for an aggregate purchase price of $20.5 million.

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

191 III CUBE LLC (“HVP III”)

During the fourth quarter of 2015, the Company invested a 10% ownership interest in a newly-formed joint venture that agreed to acquire a property portfolio comprised of 37 self-storage properties located in Michigan (17), Tennessee (10), Massachusetts (7), and Florida (3). HVP III paid $242.5 million for these 37 stores, of which $18.9 million was allocated to the value of the in-place lease intangible. HVP III acquired 30 of the stores on December 8, 2015 for $193.7 million, one of the stores on January 26, 2016 for $5.7 million, five of the stores on April 21, 2016 for $36.1 million, and one store on June 15, 2016 for $7.0 million. In connection with six of the acquired stores, HVP III assumed mortgage debt that was recorded at a fair value of $25.3 million, which includes an outstanding principal balance totaling $23.7 million and a net premium of $1.6 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded through advances totaling $116.0 million on the venture’s $122.0 million loan facility and amounts contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP III related to this portfolio acquisition was $10.7 million. The loan facility bears interest at LIBOR plus 2.00% per annum and matures on December 7, 2018 with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

During the first quarter of 2016, HVP III agreed to acquire a portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP III paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP III acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 29, 2016 for $2.7 million. In conjunction with the acquisitions, HVP III refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP III related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP III to $16.1 million as of December 31, 2016. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

CUBE HHF Limited Partnership (“HHF”)

On December 10, 2013, the Company invested a 50% ownership interest in a newly-formed joint venture that acquired 35 self-storage properties located in Texas (34) and North Carolina (1). HHF paid $315.7 million for these stores, of which $12.1 million was allocated to the value of the in-place lease intangible. The Company and the unaffiliated joint venture partner each contributed cash equal to 50% of the capital required to fund the acquisition. On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage properties located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

Based upon the facts and circumstances at formation of HVP IV, HHFNE, HVP III, and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2017 and 2016 (in thousands):

	December 31,	December 31,
	2017	2016
Assets
Storage properties, net	$647,668	$667,975
Other assets	8,284	17,003
Total assets	$655,952	$684,978

Liabilities and equity
Other liabilities	$6,853	$6,516
Debt	346,475	345,631
Equity
CubeSmart	91,206	98,682
Joint venture partners	211,418	234,149
Total liabilities and equity	$655,952	$684,978

The following is a summary of results of operations of the Ventures for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year ended December 31,
	2017	2016	2015

Total revenues	$81,058	$64,931	$31,249
Operating expenses	34,705	29,900	15,042
Interest expense, net	11,703	9,432	3,846
Depreciation and amortization	45,086	53,701	16,214
Net loss	(10,436)	(28,102)	(3,853)
Company’s share of net loss	(1,386)	(2,662)	(411)

The results of operations above include the periods from November 1, 2017 (date of acquisition) through December 31, 2017 for HVP IV, December 15, 2016 (date of acquisition) through December 31, 2017 for HHFNE, and December 8, 2015 (date of acquisition) through December 31, 2017 for HVP III.

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2017	2016	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	250,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	250,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,050,000
Less: Discount on issuance of unsecured senior notes, net	(617)	(3,971)
Less: Loan procurement costs, net	(6,923)	(6,953)
Total unsecured senior notes, net	$1,142,460	$1,039,076

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2017, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020.  Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%.  As of December 31, 2017, $417.6 million was available for borrowing under the Revolver.  The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.  As of December 31, 2017, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	December 31,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2017	2016	December 31, 2017 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	2.86%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jun-18
Unsecured term loan (3)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	400,000
Less: Loan procurement costs, net	(604)	(1,251)
Total unsecured term loans, net	$299,396	$398,749

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps.  As of December 31, 2017, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.05%.

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

(3)	As of December 31, 2017, the Company had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn as of December 31, 2017 and no further borrowings may be made under the term loans.  The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2017, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2017	2016	Interest Rate	Date
	(in thousands)
YSI 67	$—	$6,216	2.55%	Mar-17
YSI 33	9,547	9,860	6.42%	Jul-19
YSI 26	8,228	8,423	4.56%	Nov-20
YSI 57	2,889	2,957	4.61%	Nov-20
YSI 55	22,508	22,952	4.85%	Jun-21
YSI 24	25,700	26,464	4.64%	Jun-21
YSI 65	2,411	2,457	3.85%	Jun-23
YSI 66	31,727	32,257	3.51%	Jun-23
YSI 68	5,786	—	3.78%	May-24
Principal balance outstanding	108,796	111,586
Plus: Unamortized fair value adjustment	3,286	3,742
Less: Loan procurement costs, net	(648)	(710)
Total mortgage loans and notes payable, net	$111,434	$114,618

As of December 31, 2017 and 2016, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $236.9 million and $233.1 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2017 (in thousands):

2018	$2,650
2019	11,652
2020	12,791
2021	45,057
2022	923
2023 and thereafter	35,723
Total mortgage payments	108,796
Plus: Unamortized fair value adjustment	3,286
Less: Loan procurement costs, net	(648)
Total mortgage loans and notes payable, net	$111,434

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2017 (in thousands):

	Unrealized losses
	on interest rate
	swaps

Other comprehensive gain before reclassifications	$192
Amounts reclassified from accumulated other comprehensive loss	1,661	(1)
Net current-period other comprehensive gain	1,853
Balance at December 31, 2016	(1,850)
Balance at December 31, 2017	$3

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2017 and 2016 (in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type (1)	December 31, 2017	December 31, 2016	Strike	Date	Maturity	December 31, 2017	December 31, 2016

Swap	Cash flow	$—	$75,000	1.3360%	12/30/2011	3/31/2017	$—	$(103)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	50,000	1.3360%	12/30/2011	3/31/2017	—	(69)
Swap	Cash flow	—	25,000	1.3375%	12/30/2011	3/31/2017	—	(34)
Swap	Cash flow	40,000	40,000	2.4590%	6/20/2011	6/20/2018	(161)	(797)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(163)	(804)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(82)	(404)
		$100,000	$300,000				$(406)	$(2,280)

(1)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2017 and 2016, all derivative instruments were included in Accounts payable, accrued expenses, and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income (loss).  Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized losses on interest rate swaps reflects a reclassification of $1.7 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2017.  The Company estimates that $0.4 million will be reclassified as an increase to interest expense in 2018.

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

Financial assets and liabilities carried at fair value as of December 31, 2017 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$406	$—

Total liabilities at fair value	$—	$406	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs.  For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing, and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2017 that would reduce the amount owed by the Company.  Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of December 31, 2017, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values as of December 31, 2017 and 2016.  The aggregate carrying value of the Company’s debt was $1.6 billion as of December 31, 2017 and 2016. The estimated fair value of the Company’s debt was $1.7 billion and $1.6 billion as of December 31, 2017 and 2016, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2017 and 2016. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	December 31, 2017
Development Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS 1158 McDonald Ave, LLC ("McDonald Ave") (1)	1	Brooklyn, NY	Q3 2019 (est.)	51%	$18,472	$2,429
CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q2 2019 (est.)	90%	1,366	1,096
CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	5,533	3,382
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	27,130	9,551
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q4 2018 (est.)	90%	5,981	704
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q3 2018 (est.)	51%	62,763	31,575
3068 Cropsey Avenue, LLC ("Cropsey Ave") (1)	1	Brooklyn, NY	Q4 2017	51%	47,952	22,189
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017	90%	82,216	33,858
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Brooklyn, NY	Q4 2015	90%	18,478	13,289
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,320	12,819
	10				$286,211	$130,892

(1)

The noncontrolling members of McDonald Ave, 22nd St, 46th St, Exterior St, and Cropsey Ave have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million, $14.2 million, $37.8 million and $20.4 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St, 46th St, Exterior St, and Cropsey Ave for $10.0 million, $11.5 million, $14.2 million, $37.8 million and $20.4 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of December 31, 2017, has accrued $2.2 million, $3.3 million, $8.2 million, $28.9 million and $20.4 million related to McDonald Ave, 22nd St, 46th St, Exterior St, and Cropsey Ave, respectively.

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

(3)

The Company has a related party commitment to these ventures to fund all or a portion of the construction costs. As of December 31, 2017, the Company has fully funded its $12.8 million loan commitment to Jamaica Ave and $12.7 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation. As of December 31, 2017, the Company has not funded any of its $10.8 million or $6.2 million loan commitments to Waltham and 92nd St, respectively.

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

Approximately 1.0% and 1.1% of the outstanding OP Units as of December 31, 2017 and December 31, 2016, respectively, were not owned by CubeSmart, the sole general partner.  The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.  However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On May 14, 2015, the Company closed on the acquisition of real property that has been developed into a self-storage property in Washington, D.C. In conjunction with the closing, the Company issued 20,408 OP Units, valued at approximately $0.5 million to pay a portion of the consideration. On April 18, 2016, upon completion of certain milestones, the Company issued 61,224 additional OP Units, valued at approximately $1.5 million, to pay the remaining consideration. The store commenced operations during the third quarter of 2017.

On May 9, 2017, the Company acquired a store in Maryland for $18.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $5.9 million. In conjunction with the closing, the Company issued 440,160 OP Units, valued at approximately $12.3 million, to pay the remaining consideration.

On April 12, 2017, the Company acquired a store in Illinois for $11.2 million. In conjunction with the closing, the Company paid $9.7 million and issued 58,400 Class C OP Units to pay the remaining consideration.

As of December 31, 2017 and 2016, 1,878,253 and 2,032,394 OP Units, respectively, were held by third parties.  The per unit cash redemption amount of the outstanding OP Units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value as of December 31, 2017 and 2016. As of December 31, 2017, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $4.0 million. As of December 31, 2016, the Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding increase to capital of $7.4 million.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related parties.  Management agreements provide for fee income to the Company based on a percentage of reveneus at the managed stores.  Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2017, 2016 and 2015 were $3.8 million, $2.9 million and $1.0 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores.  These amounts consist of amounts due for management fees, payroll and other store expenses.  The amounts due to the Company were $7.5 million and $3.3 million as of December 31, 2017 and 2016, respectively, and are included in Other Assets, net in the Company’s consolidated balance sheets.  Additionally, as discussed in note 12 the Company had outstanding mortgage loans receivable from consolidated joint ventures of $25.5 million and $34.7 million as of December 31, 2017 and 2016, respectively, which are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV, and HHFNE operating agreements provide for acquisition fees payable from HVP III, HVP IV, and HHFNE to the Company in an amount equal to 0.5% of the purchase price upon closing of an acquisition by HVP III, HVP IV, and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. The Company recognized $0.5 million and $1.8 million in acquisition fees during the years ended December 31, 2017 and 2016, respectively, which are included in Other income on the consolidated statements of operations. The Company did not recognize any acquisition fees during the year ended December 31, 2015.

14.  COMMITMENTS AND CONTINGENCIES

Ground Leases

The Company currently owns eight operating self-storage properties and two self-storage properties currently under development that are subject to ground leases, and two other operating self-storage properties that have portions of land that are subject to ground leases. The Company recorded ground rent expense of approximately $3.4 million, $2.7 million, and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2018	$2,500
2019	2,670
2020	2,743
2021	2,812
2022	2,971
2023 and thereafter	119,343
$133,039

Development Commitments

The Company has development agreements for the construction of six new self-storage properties (see note 4), which will require payments of approximately $82.7 million, due in installments upon completion of certain construction milestones, during 2018 and 2019.

Litigation

The Company is involved in claims from time to time, which arise in the ordinary course of business.  In accordance with applicable accounting guidance, management establishes an accrued liability for litigation when those matters present loss contingencies that are both probable and reasonably estimable.  In such cases, there may be exposure to loss in excess of those amounts accrued.  The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions, and known and unknown uncertainties.  In the opinion of management, the Company has made adequate provisions for potential liabilities, arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.  However, litigation is inherently unpredictable, and the costs and other effects of pending or future litigation, governmental investigations, legal and administrative cases and proceedings (whether civil or criminal), settlements, judgments and investigations, claims, and changes in any such matters, could have a material adverse effect on the Company’s business, financial condition, and operating results.

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  On December 15, 2017, the court granted preliminary approval of a settlement for the class action. The settlement and associated expenses, which were previously reserved for, did not have a material impact on the Company’s consolidated financial position or results of operations.

Insurance Recovery

As a result of hurricanes that occurred during the third quarter of 2017, the Company incurred damage at certain stores located in Florida and Texas.  During the year ended December 31, 2017, the Company recorded $1.1 million in charges based on the damage assessment and terms of the deductibles under the insurance policies, inclusive of its $0.1 million portion of the charge taken by HHF.  These charges are comprised of $0.3 million in net book value write-offs related to damaged assets and $0.8 million in estimated deductibles related to costs incurred for repairs and cleanup. The Company has comprehensive insurance coverage and, after receipt of $0.3 million in October 2017, recorded a receivable of $1.0 million as of December 31, 2017 for the remaining anticipated insurance recoveries which is included in Other assets within the Company’s consolidated balance sheets. To the extent that insurance proceeds, which are on a replacement cost basis, ultimately exceed the net book value of the damaged assets, a gain will be recognized in the period in which all contingencies related to the insurance claim have been resolved. The estimated charges for the insurance deductibles and asset write-offs are included in Property operating expenses and Depreciation and amortization, respectively within the Company’s consolidated statements of operations. The Company’s portion of the charge taken by HHF is included in Equity in losses of real estate ventures within the Company’s consolidated statements of operations.

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

Upon shareholder approval of the amendment and restatement of the 2007 Plan in June 2016, 4,500,000 additional common shares were made available for award under the 2007 Plan.  As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the 2007 Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”.  As of December 31, 2017: (i)  4,936,124 common shares remained available for future awards under the 2007 Plan; (ii) 465,045 unvested restricted share awards were outstanding under the 2007 Plan; and (iii) 1,833,173 common shares were subject to outstanding options under the 2007 Plan (with the outstanding options having a weighted average exercise price of $16.55 per share and a weighted average term to maturity of 5.26 years).

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

On October 19, 2004, the Company’s sole shareholder approved a share-based employee compensation plan, the 2004 Equity Incentive Plan (the “2004 Plan”).  The 2004 Plan expired in October 2014.  Prior to its expiration, a total of 3.0 million common shares were reserved for issuance under the 2004 Plan. Subsequent to its expiration, no new equity awards may be granted under the 2004 Plan, and to the extent that options expire unexercised or are terminated, surrendered or canceled, the options and share awards no longer become available for future grants under the 2004 Plan. As of December 31, 2017, there were approximately five thousand shares outstanding under the 2004 Plan.

Share Options

The fair values for options granted in 2017, 2016, and 2015 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2017		2016		2015
Risk-free interest rate	2.2%		1.8%		1.5%
Expected dividend yield	3.5%		2.7%		2.6%
Volatility (1)	33.00%		33.00%		33.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$6.12		$7.61		$6.23

(1)	Expected volatility is based upon the level of volatility historically experienced.
(2)	Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2017, 2016 and 2015 grants was based on the trading history of the Company’s shares.

In 2017, 2016, and 2015, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.5 million, $1.3 million and $1.0 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. During 2017, 289,104 share options were issued for which the fair value of the options at their respective grant dates was approximately $1.8 million. The share options vest over three years. As of December 31, 2017, the Company had approximately $1.8 million of unrecognized option compensation cost related to all grants that will be recorded over the next three years.

The table below summarizes the option activity under the 2004 Plan and the 2007 Plan for the years ended December 31, 2017, 2016 and 2015:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2014	3,692,301	$11.76	4.16
Options granted	202,485	25.00	9.08
Options canceled	(18,230)	19.75	—
Options exercised	(1,454,612)	11.31	2.38
Balance at December 31, 2015	2,421,944	$13.07	4.08
Options granted	213,008	30.32	9.07
Options exercised	(695,262)	18.69	0.29
Balance at December 31, 2016	1,939,690	$12.94	4.85
Options granted	289,104	26.30	9.07
Options exercised	(395,621)	5.98	1.14
Balance at December 31, 2017	1,833,173	$16.55	5.26

Vested or expected to vest at December 31, 2017	1,833,173	$16.55	5.26
Exercisable at December 31, 2017	1,337,280	$12.58	4.04

As of December 31, 2017, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest, and of options that were exercisable was approximately $35.3 million.  The aggregate intrinsic value of options exercised was approximately $8.8 million for the year ended December 31, 2017.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 166,000 restricted shares and share units were issued during 2017 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $4.7 million, which vest over three to five years.  During 2016, approximately 155,000 restricted shares and share units were issued for which the fair value of the restricted shares and share units at their respective grant dates was approximately $5.2 million.  As of December 31, 2017 the Company had approximately $5.2 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next five years.  Restricted share awards are considered to be performance awards and are valued using the share price on the grant date.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2017, 2016 and 2015, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $4.1 million, $3.6 million, and $2.7 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2017:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2017	323,022
Granted	165,709
Vested	(130,500)
Forfeited	(5,769)
Non-Vested at December 31, 2017	352,462

On January 23, 2017, 52,426 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $1.8 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2019.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2017	2016	2015
	(Dollars and shares in thousands, except per share amounts)

Net income	$135,611	$88,376	$78,756
Noncontrolling interests in the Operating Partnership	(1,593)	(941)	(960)
Noncontrolling interest in subsidiaries	270	470	(84)
Distributions to preferred shareholders (1)	—	(5,045)	(6,008)
Preferred share redemption charge	—	(2,937)	—
Net income attributable to the Company’s common shareholders	$134,288	$79,923	$71,704

Weighted-average shares outstanding	180,525	178,246	168,640
Share options and restricted share units	923	1,287	1,551
Weighted-average diluted shares outstanding (2)	181,448	179,533	170,191

Basic earnings per share attributable to common shareholders	$0.74	$0.45	$0.43
Diluted earnings per share attributable to common shareholders	$0.74	$0.45	$0.42

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2017	2016	2015
	(Dollars and units in thousands, except per unit amounts)

Net income	$135,611	$88,376	$78,756
Operating Partnership interests of third parties	(1,593)	(941)	(960)
Noncontrolling interest in subsidiaries	270	470	(84)
Distribution to preferred unitholders (1)	—	(5,045)	(6,008)
Preferred unit redemption charge	—	(2,937)	—
Net income attributable to common unitholders	$134,288	$79,923	$71,704

Weighted-average units outstanding	180,525	178,246	168,640
Unit options and restricted share units	923	1,287	1,551
Weighted-average diluted units outstanding (2)	181,448	179,533	170,191

Basic earnings per unit attributable to common unitholders	$0.74	$0.45	$0.43
Diluted earnings per unit attributable to common unitholders	$0.74	$0.45	$0.42

(1)

For the year ended December 31, 2016, the Company declared cash dividends per preferred share/unit of $1.626 prior to redemption of the preferred shares on November 2, 2016. For the year ended December 31, 2015,  the Company declared cash dividends per preferred share/unit of $1.938.

(2)	For the years ended December 31, 2017, 2016 and 2015, the Company declared cash dividends per common share/unit of $1.11, $0.90, and $0.69, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 1,878,253; 2,032,394 and 2,159,650 as of December 31, 2017, 2016 and 2015, respectively. There were 182,215,735; 180,083,111 and 174,667,870 common units outstanding as of December 31, 2017, 2016 and 2015, respectively.

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

The Company maintains an at-the-market equity program that enables it to offer and sell up to 40.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).  The Company’s sales activity under the program for the years ended December 31, 2017, 2016, and 2015 is summarized below:

	For the year ended December 31,
	2017	2016	2015
	(Dollars and shares in thousands, except per share amounts)
Number of shares sold	1,036	4,408	8,977
Average sales price per share	$29.13	$31.25	$26.35
Net proceeds after deducting offering costs	$29,642	$136,120	$234,240

The proceeds from the sales conducted during the years ended December 31, 2017, 2016, and 2015 were used to fund acquisitions of storage properties and for general corporate purposes.  As of December 31, 2017, 2016, and 2015, 4.7 million common shares, 5.8 million common shares, and 10.2 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded as of December 31, 2017 or 2016.  The Company had net deferred tax assets of $1.4 million and $1.3 million, which are included in other assets on the Company’s consolidated balance sheets as of December 31, 2017 and 2016, respectively.  The Company believes it is more likely than not the deferred tax assets will be realized.

18.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2017 and 2016, the Company acquired seven self-storage properties for an aggregate purchase price of approximately $80.7 million (see note 3) and 28 stores for an aggregate purchase price of approximately $403.6 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2017 and 2016 based on the assumptions described above:

	Year ended December 31,
	2017	2016
	(in thousands, except per share data)

Pro forma revenues	$560,852	$523,821
Pro forma net income	$145,941	$115,269
Earnings per share attributable to common shareholders:
Basic - as reported	$0.74	$0.45
Diluted - as reported	$0.74	$0.45
Basic - as pro forma	$0.80	$0.63
Diluted - as pro forma	$0.80	$0.62

19.  SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Company acquired one self-storage property in Texas for a purchase price of $12.2 million. The purchase price was funded with $7.4 million of cash and $4.8 million through the issuance of 168,011 common units. Following a 13-month lock-up period, the holder may tender the common units for redemption by the Operating Partnership for a cash amount per common unit equal to the market value of an equivalent number of common shares of the Company.  The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each common unit tendered for redemption.

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$133,037	$138,559	$143,865	$143,482
Total operating expenses	92,646	91,025	91,586	87,971
Net income attributable to the Company	24,986	32,458	37,297	39,547
Basic earnings per share	0.14	0.18	0.21	0.22
Diluted earnings per share	0.14	0.18	0.21	0.22

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Total revenues	$118,871	$126,526	$132,096	$132,546
Total operating expenses	90,145	93,509	92,585	90,848
Net income attributable to the Company	15,750	20,424	24,884	26,847
Basic earnings per share	0.08	0.11	0.13	0.13
Diluted earnings per share	0.08	0.11	0.13	0.13

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2017

(Dollars in thousands)

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2017
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Chandler I, AZ	47,680		327	1,257	399	327	1,480	1,807	608	2005
Chandler II, AZ	82,915		1,518	7,485	108	1,518	7,592	9,110	1,045	2013
Gilbert I, AZ	57,200		951	4,688	90	951	4,779	5,730	730	2013
Gilbert II, AZ	114,080		1,199	11,846	152	1,199	11,998	13,197	383	2016
Glendale, AZ	56,807		201	2,265	1,195	418	2,899	3,317	1,356	1998
Green Valley, AZ	25,050		298	1,153	196	298	1,139	1,437	437	2005
Mesa I, AZ	52,575		920	2,739	311	921	2,603	3,524	1,034	2006
Mesa II, AZ	45,511		731	2,176	284	731	2,132	2,863	854	2006
Mesa III, AZ	59,629		706	2,101	254	706	1,971	2,677	805	2006
Peoria, AZ	110,835		1,436	7,082	241	1,436	7,322	8,758	596	2015
Phoenix I, AZ	101,275		1,134	3,376	560	1,135	3,284	4,419	1,315	2006
Phoenix II, AZ	83,160		756	2,251	1,636	847	3,187	4,034	1,210	2006/2011
Phoenix III, AZ	121,730		2,115	10,429	130	2,115	10,559	12,674	1,295	2014
Phoenix IV, AZ	69,610		930	12,277	85	930	12,363	13,293	454	2016
Queen Creek, AZ	94,462		1,159	5,716	84	1,159	5,800	6,959	513	2015
Scottsdale, AZ	80,725		443	4,879	1,758	883	5,521	6,404	2,638	1998
Surprise , AZ	72,325		584	3,761	107	584	3,868	4,452	256	2015
Tempe I, AZ	53,890		749	2,159	575	749	2,424	3,173	846	2005
Tempe II, AZ	68,409		588	2,898	2,153	588	5,051	5,639	761	2013
Tucson I, AZ	59,800		188	2,078	1,076	384	2,650	3,034	1,258	1998
Tucson II, AZ	43,950		188	2,078	1,090	391	2,683	3,074	1,241	1998
Tucson III, AZ	49,820		532	2,048	258	533	1,945	2,478	771	2005
Tucson IV, AZ	48,040		674	2,595	371	675	2,545	3,220	984	2005
Tucson V, AZ	45,134		515	1,980	357	515	1,981	2,496	786	2005
Tucson VI, AZ	40,790		440	1,692	229	430	1,623	2,053	648	2005
Tucson VII, AZ	52,663		670	2,576	324	670	2,486	3,156	994	2005
Tucson VIII, AZ	46,650		589	2,265	336	589	2,250	2,839	888	2005
Tucson IX, AZ	67,496		724	2,786	469	725	2,734	3,459	1,075	2005
Tucson X, AZ	46,350		424	1,633	327	425	1,650	2,075	629	2005
Tucson XI, AZ	42,700		439	1,689	416	439	1,814	2,253	767	2005
Tucson XII, AZ	42,275		671	2,582	343	672	2,497	3,169	965	2005
Tucson XIII, AZ	45,800		587	2,258	350	587	2,238	2,825	886	2005
Tucson XIV, AZ	48,995		707	2,721	468	708	2,641	3,349	1,058	2005
Benicia, CA	74,770		2,392	7,028	305	2,392	6,249	8,641	2,426	2005
Citrus Heights, CA	75,620		1,633	4,793	234	1,634	4,253	5,887	1,720	2005
Corona, CA	94,975		2,107	10,385	78	2,107	10,462	12,569	1,054	2014
Diamond Bar, CA	103,558		2,522	7,404	273	2,524	6,585	9,109	2,645	2005
Escondido, CA	143,645		3,040	11,804	223	3,040	9,669	12,709	3,140	2007
Fallbrook, CA	45,926		133	1,492	1,849	432	2,832	3,264	1,333	1997
Fremont, CA	51,324		1,158	5,711	164	1,158	5,876	7,034	743	2014
Lancaster, CA	60,475		390	2,247	1,059	556	2,571	3,127	1,034	2001
Long Beach, CA	124,571		3,138	14,368	903	3,138	13,335	16,473	4,995	2006
Murrieta, CA	49,775		1,883	5,532	249	1,903	4,915	6,818	1,910	2005
North Highlands, CA	57,094		868	2,546	429	868	2,517	3,385	1,021	2005
Ontario, CA	93,590		1,705	8,401	345	1,705	8,745	10,450	897	2014
Orangevale, CA	50,542		1,423	4,175	312	1,423	3,813	5,236	1,546	2005
Pleasanton, CA	83,600		2,799	8,222	215	2,799	7,194	9,993	2,789	2005
Rancho Cordova, CA	53,978		1,094	3,212	390	1,095	3,059	4,154	1,201	2005
Rialto I, CA	57,391		899	4,118	212	899	3,758	4,657	1,434	2006
Rialto II, CA	99,783		277	3,098	1,756	672	4,057	4,729	2,030	1997
Riverside I, CA	67,220		1,351	6,183	598	1,351	5,949	7,300	2,232	2006
Riverside II, CA	85,176		1,170	5,359	372	1,170	4,941	6,111	1,900	2006
Roseville, CA	59,944		1,284	3,767	425	1,284	3,593	4,877	1,459	2005
Sacramento I, CA	50,664		1,152	3,380	324	1,152	3,144	4,296	1,266	2005
Sacramento II, CA	111,736		2,085	6,750	327	2,086	6,413	8,499	1,547	2005/2017
San Bernardino I, CA	31,070		51	572	1,188	182	1,432	1,614	660	1997
San Bernardino II, CA	41,546		112	1,251	1,359	306	2,067	2,373	952	1997
San Bernardino III, CA	35,416		98	1,093	1,321	242	1,918	2,160	889	1997
San Bernardino IV, CA	83,227		1,872	5,391	219	1,872	4,894	6,766	1,882	2005
San Bernardino V, CA	56,745		783	3,583	571	783	3,628	4,411	1,394	2006
San Bernardino VII, CA	78,809		1,475	6,753	309	1,290	6,315	7,605	2,444	2006
San Bernardino VIII, CA	103,567		1,691	7,741	603	1,692	6,391	8,083	2,501	2006
San Marcos, CA	37,425		775	2,288	175	776	2,093	2,869	835	2005
Santa Ana, CA	63,916		1,223	5,600	436	1,223	5,258	6,481	1,985	2006
South Sacramento, CA	52,390		790	2,319	344	791	2,244	3,035	891	2005
Spring Valley, CA	55,035		1,178	5,394	848	1,178	5,498	6,676	2,075	2006
Temecula I, CA	81,340		660	4,735	1,001	899	5,165	6,064	2,307	1998
Temecula II, CA	84,520		3,080	5,839	708	3,080	5,612	8,692	1,736	2007
Vista I, CA	74,238		711	4,076	2,346	1,118	5,099	6,217	2,059	2001
Vista II, CA	147,753		4,629	13,599	174	4,629	11,712	16,341	4,590	2005
Walnut, CA	50,708		1,578	4,635	326	1,595	4,223	5,818	1,644	2005
West Sacramento, CA	39,765	(A)	1,222	3,590	216	1,222	3,239	4,461	1,278	2005
Westminster, CA	68,393		1,740	5,142	379	1,743	4,634	6,377	1,880	2005
Aurora, CO	75,717		1,343	2,986	559	1,343	2,996	4,339	1,102	2005
Centennial, CO	62,400		1,281	8,958	92	1,281	9,049	10,330	452	2016
Colorado Springs I, CO	47,975		771	1,717	409	771	1,783	2,554	683	2005
Colorado Springs II, CO	62,400		657	2,674	269	656	2,435	3,091	934	2006
Denver I, CO	59,200		673	2,741	227	646	2,490	3,136	1,010	2006
Denver II, CO	74,390		1,430	7,053	120	1,430	7,172	8,602	1,213	2012
Denver III, CO	76,025		1,828	12,109	65	1,828	12,174	14,002	496	2016
Federal Heights, CO	54,770		878	1,953	275	879	1,830	2,709	702	2005
Golden, CO	87,800		1,683	3,744	564	1,684	3,636	5,320	1,367	2005
Littleton, CO	53,490		1,268	2,820	388	1,268	2,701	3,969	983	2005
Northglenn, CO	43,102		862	1,917	432	662	2,135	2,797	750	2005
Bloomfield, CT	48,700		78	880	2,408	360	2,678	3,038	1,180	1997

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2017
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Branford, CT	50,629		217	2,433	1,516	504	3,236	3,740	1,587	1995
Bristol, CT	47,725		1,819	3,161	104	1,819	2,801	4,620	1,211	2005
East Windsor, CT	45,966		744	1,294	508	744	1,531	2,275	680	2005
Enfield, CT	52,875		424	2,424	460	473	2,107	2,580	890	2001
Gales Ferry, CT	54,905		240	2,697	1,550	489	3,555	4,044	1,878	1995
Manchester I, CT	46,925		540	3,096	476	563	2,576	3,139	1,019	2002
Manchester II, CT	52,725		996	1,730	325	996	1,748	2,744	739	2005
Manchester III, CT	60,113		671	3,308	157	671	3,465	4,136	444	2014
Milford, CT	44,885		87	1,050	1,210	274	1,767	2,041	849	1996
Monroe, CT	58,500		2,004	3,483	656	2,004	3,454	5,458	1,557	2005
Mystic, CT	50,825		136	1,645	2,071	410	2,958	3,368	1,406	1996
Newington I, CT	42,620		1,059	1,840	272	1,059	1,818	2,877	764	2005
Newington II, CT	36,140		911	1,584	291	911	1,601	2,512	685	2005
Norwalk I, CT	30,160		646	3,187	58	646	3,244	3,890	569	2012
Norwalk II, CT	78,175		1,171	15,422	108	1,171	15,530	16,701	784	2016
Old Saybrook I, CT	87,000		3,092	5,374	706	3,092	5,226	8,318	2,247	2005
Old Saybrook II, CT	26,425		1,135	1,973	254	1,135	1,899	3,034	850	2005
Shelton, CT	78,405		1,613	9,032	217	1,613	8,165	9,778	1,614	2011
South Windsor, CT	72,025		90	1,127	1,493	272	2,228	2,500	1,018	1996
Stamford, CT	28,907		1,941	3,374	188	1,941	3,022	4,963	1,273	2005
Wilton, CT	84,515		2,409	12,261	404	2,421	12,727	15,148	2,353	2012
Washington I, DC	62,685	(A)	871	12,759	536	894	10,573	11,467	3,328	2008
Washington II, DC	82,697		3,152	13,612	202	3,154	12,039	15,193	2,302	2011
Washington III, DC	78,340		4,469	15,438	58	4,469	15,497	19,966	894	2016
Washington IV, DC	71,971		6,359	20,417	2	6,359	20,419	26,778	133	2017
Boca Raton, FL	37,968		529	3,054	1,605	813	3,551	4,364	1,459	2001
Boynton Beach I, FL	61,725		667	3,796	1,927	958	4,392	5,350	1,795	2001
Boynton Beach II, FL	61,514		1,030	2,968	443	1,030	2,973	4,003	1,145	2005
Boynton Beach III, FL	67,393		1,225	6,037	247	1,225	6,285	7,510	718	2014
Boynton Beach IV, FL	76,098		1,455	7,171	54	1,455	7,226	8,681	576	2015
Bradenton I, FL	68,398		1,180	3,324	250	1,180	3,053	4,233	1,216	2004
Bradenton II, FL	88,063		1,931	5,561	1,131	1,931	5,596	7,527	2,221	2004
Cape Coral I, FL	76,857		472	2,769	2,574	830	4,040	4,870	1,997	2000
Cape Coral II, FL	67,955		1,093	5,387	99	1,093	5,485	6,578	545	2014
Coconut Creek I, FL	78,846		1,189	5,863	173	1,189	6,035	7,224	1,030	2012
Coconut Creek II, FL	90,147		1,937	9,549	174	1,937	9,723	11,660	1,223	2014
Dania Beach, FL	180,588		3,584	10,324	1,656	3,584	10,442	14,026	4,087	2004
Dania, FL	58,165		205	2,068	1,519	481	2,888	3,369	1,431	1996
Davie, FL	80,985		1,268	7,183	1,240	1,373	6,152	7,525	2,384	2001
Deerfield Beach, FL	57,230		946	2,999	2,001	1,311	4,490	5,801	2,044	1998
Delray Beach I, FL	67,833		798	4,539	822	883	4,075	4,958	1,707	2001
Delray Beach II, FL	75,710		957	4,718	222	957	4,940	5,897	737	2013
Delray Beach III, FL	94,377		2,086	10,286	155	2,086	10,442	12,528	1,174	2014
Delray Beach IV, FL	97,945		2,208	14,384	5	2,208	14,388	16,596	36	2017
Ft. Lauderdale I, FL	70,093		937	3,646	2,490	1,384	5,455	6,839	2,490	1999
Ft. Lauderdale II, FL	49,577		862	4,250	86	862	4,337	5,199	557	2013
Ft. Myers I, FL	67,534		303	3,329	940	328	3,269	3,597	1,504	1999
Ft. Myers II, FL	83,375		1,030	5,080	135	1,030	5,215	6,245	592	2014
Ft. Myers III, FL	81,554		1,148	5,658	155	1,148	5,814	6,962	657	2014
Jacksonville I, FL	79,705		1,862	5,362	156	1,862	4,836	6,698	1,742	2005
Jacksonville II, FL	64,970		950	7,004	170	950	5,626	6,576	1,822	2007
Jacksonville III, FL	65,840		860	7,409	1,010	1,670	6,018	7,688	1,960	2007
Jacksonville IV, FL	77,525		870	8,049	1,159	1,651	7,133	8,784	2,297	2007
Jacksonville V, FL	82,523		1,220	8,210	362	1,220	6,835	8,055	2,230	2007
Jacksonville VI, FL	67,375		755	3,725	122	755	3,846	4,601	384	2014
Kendall, FL	75,495	(A)	2,350	8,106	476	2,350	6,808	9,158	2,156	2007
Lake Worth I, FL	160,622		183	6,597	7,507	354	10,905	11,259	4,972	1998
Lake Worth II, FL	86,924		1,552	7,654	176	1,552	7,829	9,381	922	2014
Lake Worth III, FL	92,510		957	4,716	211	957	4,928	5,885	421	2015
Lakeland, FL	49,095		81	896	1,247	256	1,556	1,812	737	1994
Leisure City, FL	56,225		409	2,018	164	409	2,181	2,590	384	2012
Lutz I, FL	66,795		901	2,478	264	901	2,356	3,257	928	2004
Lutz II, FL	69,232		992	2,868	400	992	2,773	3,765	1,077	2004
Margate I, FL	53,660		161	1,763	2,202	399	3,285	3,684	1,603	1996
Margate II, FL	65,380		132	1,473	1,859	383	2,712	3,095	1,286	1996
Merritt Island, FL	50,261		716	2,983	667	796	2,738	3,534	1,038	2002
Miami I, FL	46,500		179	1,999	1,850	484	2,850	3,334	1,373	1996
Miami II, FL	66,960		253	2,544	1,619	561	3,332	3,893	1,649	1996
Miami III, FL	151,620		4,577	13,185	867	4,577	12,228	16,805	4,537	2005
Miami IV, FL	76,695		1,852	10,494	936	1,963	9,869	11,832	2,126	2011
Miramar, FL	80,130		1,206	5,944	80	1,206	6,025	7,231	881	2013
Naples I, FL	48,100		90	1,010	2,631	270	3,100	3,370	1,469	1996
Naples II, FL	65,850		148	1,652	4,294	558	5,252	5,810	2,535	1997
Naples III, FL	80,021		139	1,561	4,147	598	4,079	4,677	1,994	1997
Naples IV, FL	40,625		262	2,980	613	407	2,996	3,403	1,473	1998
New Smyrna Beach, FL	81,454		1,261	6,215	193	1,261	6,407	7,668	647	2014
North Palm Beach, FL	46,275		1,374	7,649	29	1,374	7,679	9,053	234	2017
Oakland Park, FL	63,231		3,007	10,145	11	3,007	10,157	13,164	47	2017
Ocoee, FL	76,150		1,286	3,705	198	1,286	3,386	4,672	1,280	2005
Orange City, FL	59,580		1,191	3,209	230	1,191	2,952	4,143	1,180	2004
Orlando II, FL	63,184		1,589	4,576	202	1,589	4,138	5,727	1,565	2005
Orlando III, FL	101,510		1,209	7,768	742	1,209	7,122	8,331	2,408	2006
Orlando IV, FL	76,601		633	3,587	184	633	3,268	3,901	734	2010
Orlando V, FL	75,327		950	4,685	127	950	4,811	5,761	803	2012
Orlando VI, FL	67,275		640	3,154	141	640	3,295	3,935	334	2014
Oviedo, FL	49,276		440	2,824	607	440	2,759	3,199	963	2006
Palm Coast I, FL	47,400		555	2,735	110	555	2,845	3,400	366	2014
Palm Coast II, FL	122,490		1,511	7,450	353	1,511	7,804	9,315	999	2014
Palm Harbor, FL	82,685		2,457	16,178	118	2,457	16,297	18,754	782	2016
Pembroke Pines, FL	67,321		337	3,772	2,808	953	5,434	6,387	2,633	1997
Royal Palm Beach II, FL	81,238		1,640	8,607	301	1,640	7,247	8,887	2,358	2007
Sanford I, FL	61,810		453	2,911	187	453	2,532	2,985	848	2006
Sanford II, FL	69,755		1,003	4,944	215	1,003	5,159	6,162	526	2014

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2017
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Sarasota, FL	71,142		333	3,656	1,399	529	3,842	4,371	1,739	1999
St. Augustine, FL	59,725		135	1,515	3,411	383	4,322	4,705	2,126	1996
St. Petersburg, FL	66,025		2,721	10,173	422	2,721	10,594	13,315	508	2016
Stuart, FL	86,756		324	3,625	3,185	685	5,823	6,508	2,781	1997
SW Ranches, FL	64,975		1,390	7,598	284	1,390	6,020	7,410	1,938	2007
Tampa I, FL	83,938		2,670	6,249	258	2,670	5,154	7,824	1,659	2007
Tampa II, FL	74,790		2,291	10,262	123	2,291	10,385	12,676	495	2016
West Palm Beach I, FL	66,906		719	3,420	1,667	835	3,841	4,676	1,602	2001
West Palm Beach II, FL	94,353		2,129	8,671	439	2,129	7,805	9,934	3,132	2004
West Palm Beach III, FL	77,410		804	3,962	74	804	4,036	4,840	655	2012
West Palm Beach IV, FL	102,742		1,499	7,392	318	1,499	7,709	9,208	883	2014
Winter Park, FL	54,416		866	4,268	92	866	4,360	5,226	446	2014
Alpharetta, GA	90,501		806	4,720	1,060	967	4,032	4,999	1,622	2001
Atlanta, GA	66,625		822	4,053	73	822	4,127	4,949	706	2012
Austell, GA	83,655		1,635	4,711	381	1,643	4,436	6,079	1,485	2006
Decatur, GA	145,320		616	6,776	400	616	6,183	6,799	3,118	1998
Duluth, GA	70,885		373	2,044	216	373	1,935	2,308	400	2011
Lawrenceville, GA	73,740		546	2,903	424	546	2,910	3,456	614	2011
Lithia Springs, GA	66,750		748	5,552	125	748	5,675	6,423	380	2015
Norcross I, GA	85,420		514	2,930	954	632	2,969	3,601	1,171	2001
Norcross II, GA	52,595		366	2,025	224	366	1,965	2,331	414	2011
Norcross III, GA	46,955		938	4,625	70	938	4,696	5,634	876	2012
Norcross IV, GA	57,505		576	2,839	117	576	2,956	3,532	503	2012
Peachtree City I, GA	49,875		435	2,532	788	529	2,541	3,070	997	2001
Peachtree City II, GA	59,950		398	1,963	120	398	2,084	2,482	350	2012
Smyrna, GA	57,015		750	4,271	318	750	3,471	4,221	1,414	2001
Snellville, GA	79,950		1,660	4,781	355	1,660	4,473	6,133	1,477	2007
Suwanee I, GA	85,125		1,737	5,010	343	1,737	4,653	6,390	1,534	2007
Suwanee II, GA	80,340		800	6,942	93	622	5,831	6,453	1,897	2007
Villa Rica, GA	65,281		757	5,616	147	757	5,763	6,520	385	2015
Addison, IL	31,575		428	3,531	475	428	3,505	3,933	1,369	2004
Aurora, IL	73,985		644	3,652	203	644	3,335	3,979	1,311	2004
Bartlett, IL	51,395		931	2,493	306	931	2,395	3,326	944	2004
Bellwood, IL	86,350		1,012	5,768	1,070	1,012	5,103	6,115	2,004	2001
Blue Island, IL	55,125		633	3,120	47	633	3,167	3,800	281	2015
Bolingbrook, IL	82,425		1,675	8,254	175	1,675	8,430	10,105	860	2014
Chicago I, IL	95,845		2,667	13,118	953	2,667	14,070	16,737	1,453	2014
Chicago II, IL	78,585		833	4,035	73	833	4,108	4,941	416	2014
Chicago III, IL	84,990		2,427	11,962	813	2,427	12,775	15,202	1,327	2014
Chicago IV, IL	60,495		1,296	6,385	56	1,296	6,442	7,738	564	2015
Chicago V, IL	51,775		1,044	5,144	53	1,044	5,197	6,241	456	2015
Chicago VI, IL	71,785		1,596	9,535	47	1,596	9,582	11,178	483	2016
Chicago VII, IL	91,292		—	11,191	290	—	11,481	11,481	58	2017
Countryside, IL	97,356		2,607	12,684	185	2,607	12,870	15,477	1,303	2014
Des Plaines, IL	69,450		1,564	4,327	815	1,564	4,503	6,067	1,703	2004
Downers Grove, IL	71,625		1,498	13,153	23	1,498	13,176	14,674	678	2016
Elk Grove Village, IL	64,054		1,446	3,535	306	1,446	3,311	4,757	1,348	2004
Evanston, IL	57,715		1,103	5,440	218	1,103	5,657	6,760	848	2013
Glenview, IL	100,085		3,740	10,367	578	3,740	9,478	13,218	3,719	2004
Gurnee, IL	80,300		1,521	5,440	380	1,521	5,056	6,577	2,004	2004
Hanover, IL	41,190		1,126	2,197	307	1,126	2,166	3,292	862	2004
Harvey, IL	60,090		869	3,635	354	869	3,447	4,316	1,324	2004
Joliet, IL	72,865		547	4,704	251	547	4,296	4,843	1,703	2004
Kildeer, IL	74,463		2,102	2,187	4,570	1,997	6,554	8,551	979	2004
Lombard, IL	58,241		1,305	3,938	932	1,305	4,264	5,569	1,679	2004
Maywood, IL	60,225		749	3,689	31	749	3,720	4,469	325	2015
Mount Prospect, IL	64,950		1,701	3,114	645	1,701	3,306	5,007	1,249	2004
Mundelein, IL	44,700		1,498	2,782	412	1,498	2,778	4,276	1,052	2004
North Chicago, IL	53,400		1,073	3,006	510	1,073	3,031	4,104	1,183	2004
Plainfield I, IL	53,900		1,770	1,715	346	1,740	1,768	3,508	667	2004
Plainfield II, IL	51,900		694	2,000	285	694	1,952	2,646	702	2005
Riverwoods, IL	73,915		1,585	7,826	92	1,585	7,918	9,503	199	2017
Schaumburg, IL	31,160		538	645	257	538	765	1,303	287	2004
Streamwood, IL	64,305		1,447	1,662	491	1,447	1,841	3,288	702	2004
Warrenville, IL	48,796		1,066	3,072	505	1,066	3,145	4,211	1,112	2005
Waukegan, IL	79,500		1,198	4,363	650	1,198	4,360	5,558	1,668	2004
West Chicago, IL	48,175		1,071	2,249	497	1,071	2,388	3,459	909	2004
Westmont, IL	53,400		1,155	3,873	318	1,155	3,650	4,805	1,408	2004
Wheeling I, IL	54,210		857	3,213	458	857	3,199	4,056	1,255	2004
Wheeling II, IL	67,825		793	3,816	550	793	3,814	4,607	1,510	2004
Woodridge, IL	50,232		943	3,397	303	943	3,225	4,168	1,248	2004
Schererville, IN	67,604		1,134	5,589	54	1,134	5,643	6,777	645	2014
Boston I, MA	33,286		538	3,048	266	538	2,890	3,428	651	2010
Boston II, MA	60,470		1,516	8,628	726	1,516	6,899	8,415	2,597	2002
Boston III, MA	108,205		3,211	15,829	706	3,211	16,535	19,746	1,682	2014
Brockton, MA	59,296		577	4,394	34	577	4,427	5,004	293	2015
Haverhill, MA	60,589		669	6,610	54	669	6,664	7,333	444	2015
Lawrence, MA	34,672		585	4,737	263	585	5,000	5,585	331	2015
Leominster, MA	54,073		90	1,519	2,533	338	3,411	3,749	1,564	1998
Medford, MA	58,685		1,330	7,165	374	1,330	6,046	7,376	1,793	2007
Stoneham, MA	61,300		1,558	7,679	319	1,558	7,998	9,556	1,150	2013
Tewksbury, MA	62,402		1,537	7,579	276	1,537	7,854	9,391	902	2014
Walpole, MA	74,890		634	13,069	324	634	13,393	14,027	594	2016
Annapolis, MD	92,332	5,786	2,643	13,938	38	2,643	13,976	16,619	271	2017
Baltimore, MD	93,750		1,050	5,997	1,443	1,173	5,297	6,470	2,116	2001
Beltsville, MD	63,687		1,277	6,295	72	1,268	6,375	7,643	937	2013
California, MD	77,840		1,486	4,280	341	1,486	4,030	5,516	1,558	2004
Capitol Heights, MD	79,600		2,704	13,332	43	2,704	13,376	16,080	1,028	2015
Clinton, MD	84,225		2,182	10,757	133	2,182	10,890	13,072	1,417	2013
District Heights, MD	78,240		1,527	8,313	540	1,527	7,728	9,255	1,578	2011
Elkridge, MD	63,475		1,155	5,695	239	1,155	5,934	7,089	790	2013
Gaithersburg I, MD	87,045		3,124	9,000	480	3,124	8,218	11,342	3,215	2005
Gaithersburg II, MD	74,150		2,383	11,750	69	2,383	11,819	14,202	913	2015

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2017
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Hyattsville, MD	52,830		1,113	5,485	100	1,113	5,586	6,699	819	2013
Laurel, MD	162,896		1,409	8,035	3,673	1,928	8,853	10,781	3,644	2001
Temple Hills I, MD	97,270		1,541	8,788	2,596	1,800	8,886	10,686	3,573	2001
Temple Hills II, MD	84,225		2,229	10,988	54	2,229	11,042	13,271	1,378	2014
Timonium, MD	66,717		2,269	11,184	199	2,269	11,382	13,651	1,426	2014
Upper Marlboro, MD	62,290		1,309	6,455	99	1,309	6,552	7,861	968	2013
Bloomington, MN	101,028		1,598	12,298	124	1,598	12,424	14,022	458	2016
Belmont, NC	81,850		385	2,196	959	451	2,339	2,790	939	2001
Burlington I, NC	109,300		498	2,837	875	498	2,898	3,396	1,222	2001
Burlington II, NC	42,165		320	1,829	442	340	1,731	2,071	709	2001
Cary, NC	112,402		543	3,097	827	543	3,228	3,771	1,350	2001
Charlotte I, NC	69,000		782	4,429	1,537	1,068	4,510	5,578	1,722	2002
Charlotte II, NC	53,736		821	8,764	55	821	8,818	9,639	284	2016
Cornelius, NC	59,270		2,424	4,991	929	2,424	5,920	8,344	374	2015
Pineville, NC	77,747		2,490	9,169	140	2,490	9,309	11,799	622	2015
Raleigh, NC	48,675		209	2,398	422	296	2,344	2,640	1,106	1998
Bordentown, NJ	50,550		457	2,255	170	457	2,424	2,881	399	2012
Brick, NJ	51,720		234	2,762	1,466	485	3,395	3,880	1,737	1996
Cherry Hill I, NJ	51,500		222	1,260	182	222	1,260	1,482	300	2010
Cherry Hill II, NJ	65,500		471	2,323	317	471	2,640	3,111	420	2012
Clifton, NJ	105,550		4,346	12,520	300	4,340	11,140	15,480	4,177	2005
Cranford, NJ	91,280		290	3,493	2,757	779	5,055	5,834	2,370	1996
East Hanover, NJ	107,679		504	5,763	4042	1,315	7,873	9,188	3,984	1996
Egg Harbor I, NJ	36,025		104	510	66	104	565	669	125	2010
Egg Harbor II, NJ	70,400		284	1,608	278	284	1,666	1,950	397	2010
Elizabeth, NJ	38,830		751	2,164	692	751	2,533	3,284	918	2005
Fairview, NJ	27,876		246	2,759	583	246	2,736	2,982	1,335	1997
Freehold, NJ	81,420		1,086	5,355	203	1,086	5,558	6,644	946	2012
Hamilton, NJ	70,550		1,885	5,430	498	1,893	5,160	7,053	1,721	2006
Hoboken, NJ	34,130		1,370	3,947	774	1,370	4,087	5,457	1,622	2005
Linden, NJ	100,425		517	6,008	2,522	1,043	6,994	8,037	3,339	1996
Lumberton, NJ	96,025		987	4,864	315	987	5,178	6,165	873	2012
Morris Township, NJ	72,226		500	5,602	2,984	1,072	6,947	8,019	3,292	1997
Parsippany, NJ	84,655		475	5,322	5,740	844	9,723	10,567	3,115	1997
Rahway, NJ	83,121		1,486	7,326	660	1,486	7,986	9,472	1,119	2013
Randolph, NJ	52,565		855	4,872	1,358	1,108	4,541	5,649	1,811	2002
Ridgefield, NJ	67,803		1,810	8,925	315	1,810	9,239	11,049	700	2015
Roseland, NJ	53,569		1,844	9,759	145	1,844	9,904	11,748	665	2015
Sewell, NJ	57,826		484	2,766	1,414	706	3,102	3,808	1,267	2001
Somerset, NJ	57,485		1,243	6,129	205	1,243	6,333	7,576	1,056	2012
Whippany, NJ	92,070		2,153	10,615	131	2,153	10,746	12,899	1,581	2013
Albuquerque I, NM	65,927		1,039	3,395	356	1,039	3,168	4,207	1,289	2005
Albuquerque II, NM	58,798		1,163	3,801	268	1,163	3,446	4,609	1,432	2005
Albuquerque III, NM	57,536		664	2,171	364	664	2,145	2,809	887	2005
Henderson, NV	75,150		1,246	6,143	100	1,246	6,241	7,487	635	2014
Las Vegas I, NV	48,732		1,851	2,986	581	1,851	3,155	5,006	1,353	2006
Las Vegas II, NV	48,850		3,354	5,411	435	3,355	5,265	8,620	2,261	2006
Las Vegas III, NV	84,600		1,171	10,034	110	1,171	10,144	11,315	396	2016
Las Vegas IV, NV	91,557		1,116	8,575	92	1,116	8,665	9,781	355	2016
Las Vegas V, NV	107,226		1,460	9,560	176	1,460	9,736	11,196	338	2016
Las Vegas VI, NV	92,707		1,386	12,299	98	1,386	12,397	13,783	361	2016
Baldwin, NY	61,380		1,559	7,685	624	1,559	8,309	9,868	626	2015
Bronx I, NY	67,864		2,014	11,411	1,021	2,014	10,840	12,854	2,539	2010
Bronx II, NY	99,046		—	28,289	1,697	—	29,451	29,451	5,659	2011
Bronx III, NY	105,900		6,459	36,180	185	6,460	32,018	38,478	6,261	2011
Bronx IV, NY	74,580		—	22,074	124	—	19,543	19,543	3,836	2011
Bronx V, NY	54,704		—	17,556	208	—	15,653	15,653	3,075	2011
Bronx VI, NY	45,970		—	16,803	361	—	15,132	15,132	2,959	2011
Bronx VII, NY	78,625	8,228	—	22,512	186	—	22,807	22,807	4,227	2012
Bronx VIII, NY	30,550	2,889	1,245	6,137	163	1,251	6,330	7,581	1,181	2012
Bronx IX, NY	147,870	22,508	7,967	39,279	1,332	7,967	40,610	48,577	7,374	2012
Bronx X, NY	159,805	25,700	9,090	44,816	475	9,090	45,291	54,381	7,838	2012
Bronx XI, NY	46,425		—	17,130	265	—	17,396	17,396	1,733	2014
Bronx XII, NY	89,785		—	31,603	73	—	31,674	31,674	1,564	2016
Brooklyn I, NY	57,566		1,795	10,172	329	1,795	9,084	10,879	2,097	2010
Brooklyn II, NY	60,920		1,601	9,073	494	1,601	8,269	9,870	1,943	2010
Brooklyn III, NY	41,510		2,772	13,570	142	2,772	13,794	16,566	2,712	2011
Brooklyn IV, NY	37,545		2,283	11,184	164	2,284	11,411	13,695	2,251	2011
Brooklyn V, NY	47,020		2,374	11,636	109	2,374	11,798	14,172	2,307	2011
Brooklyn VI, NY	74,920		4,210	20,638	100	4,211	20,845	25,056	4,076	2011
Brooklyn VII, NY	72,750		5,604	27,452	192	5,604	27,809	33,413	5,447	2011
Brooklyn VIII, NY	61,555		4,982	24,561	89	4,982	24,649	29,631	2,882	2014
Brooklyn IX, NY	46,980		2,966	14,620	106	2,966	14,726	17,692	1,721	2014
Brooklyn X, NY	55,875		3,739	7,703	2,916	4,885	9,472	14,357	622	2015
Brooklyn XI, NY	110,075		10,093	35,385	226	10,093	35,610	45,703	2,069	2016
Brooklyn XII, NY	131,588		1,077	6,057	—	1,077	6,056	7,133	—	2017
Holbrook, NY	60,397		2,029	10,737	57	2,029	10,794	12,823	719	2015
Jamaica I, NY	88,385		2,043	11,658	1,802	2,043	10,739	12,782	4,408	2001
Jamaica II, NY	92,805		5,391	26,413	386	5,391	26,942	32,333	5,259	2011
Long Island City, NY	88,825		5,700	28,101	43	5,700	28,144	33,844	2,759	2014
New Rochelle I, NY	43,596		1,673	4,827	1,212	1,673	5,380	7,053	1,872	2005
New Rochelle II, NY	63,300		3,167	2,713	434	3,762	18,980	22,742	3,521	2012
New York, NY	94,912	31,727	42,022	38,753	—	42,022	38,753	80,775	405	2017
North Babylon, NY	78,350		225	2,514	4,230	568	5,595	6,163	2,615	1998
Patchogue, NY	47,759		1,141	5,624	48	1,141	5,672	6,813	574	2014
Queens I, NY	74,188		5,158	12,339	757	5,160	13,094	18,254	928	2015
Queens II, NY	90,728		6,208	25,815	6	6,208	25,822	32,030	1,661	2016
Riverhead, NY	38,490		1,068	1,149	204	1,068	1,075	2,143	487	2005
Southold, NY	59,945		2,079	2,238	347	2,079	2,181	4,260	951	2005
Staten Island, NY	96,573		1,919	9,463	848	1,919	10,312	12,231	1,429	2013
Tuckahoe, NY	50,978		2,363	17,411	286	2,363	11,926	14,289	2,322	2011
West Hempstead, NY	83,395		2,237	11,030	159	2,237	11,188	13,425	1,889	2012
White Plains, NY	85,864		3,295	18,049	1,020	3,295	16,577	19,872	3,522	2011

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2017
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Woodhaven, NY	50,665		2,015	11,219	90	2,015	10,012	12,027	1,960	2011
Wyckoff, NY	60,210		1,961	11,113	325	1,961	9,956	11,917	2,221	2010
Yorktown, NY	78,879		2,382	11,720	193	2,382	11,927	14,309	2,342	2011
Cleveland I, OH	46,000		525	2,592	270	524	2,512	3,036	1,009	2005
Cleveland II, OH	58,325		290	1,427	230	289	1,404	1,693	573	2005
Columbus I, OH	71,905		1,234	3,151	148	1,239	2,823	4,062	1,084	2006
Columbus II, OH	36,409		769	3,788	209	769	3,997	4,766	407	2014
Columbus III, OH	51,200		326	1,607	118	326	1,725	2,051	179	2014
Columbus IV, OH	60,950		443	2,182	99	443	2,281	2,724	236	2014
Columbus V, OH	73,325		838	4,128	114	838	4,242	5,080	430	2014
Columbus VI, OH	63,525		701	3,454	99	701	3,553	4,254	362	2014
Grove City, OH	89,290		1,756	4,485	280	1,761	4,147	5,908	1,553	2006
Hilliard, OH	89,290		1,361	3,476	255	1,366	3,243	4,609	1,232	2006
Lakewood, OH	39,332		405	854	637	405	1,335	1,740	997	1989
Lewis Center, OH	76,024		1,056	5,206	141	1,056	5,346	6,402	544	2014
Middleburg Heights, OH	93,200		63	704	2,316	332	2,352	2,684	1,063	1980
North Olmsted I, OH	48,672		63	704	1,520	214	1,737	1,951	822	1979
North Olmsted II, OH	47,850		290	1,129	1,229	469	2,032	2,501	1,637	1988
North Randall, OH	80,297		515	2,323	3,246	898	4,303	5,201	2,017	1998
Reynoldsburg, OH	67,245		1,290	3,295	338	1,295	3,178	4,473	1,213	2006
Strongsville, OH	43,683		570	3,486	418	570	3,071	3,641	1,018	2007
Warrensville Heights, OH	90,281		525	766	3,249	935	3,417	4,352	1,511	1980
Westlake, OH	62,750		509	2,508	260	508	2,379	2,887	985	2005
Conshohocken, PA	81,285		1,726	8,508	174	1,726	8,682	10,408	1,479	2012
Exton, PA	57,750		541	2,668	124	519	2,814	3,333	476	2012
Langhorne, PA	64,938		1,019	5,023	343	1,019	5,366	6,385	898	2012
Levittown, PA	76,130		926	5,296	1,267	926	4,842	5,768	1,956	2001
Malvern, PA	18,848		2,959	18,198	1,657	2,959	19,853	22,812	2,182	2013
Montgomeryville, PA	84,145		975	4,809	221	975	5,029	6,004	871	2012
Norristown, PA	61,746		662	3,142	776	638	4,048	4,686	850	2011
Philadelphia I, PA	96,016		1,461	8,334	1,913	1,461	6,904	8,365	2,832	2001
Philadelphia II, PA	68,279		1,012	4,990	163	1,012	5,153	6,165	636	2014
Exeter, RI	41,275		547	2,697	126	547	2,823	3,370	290	2014
Johnston, RI	77,275		1,061	5,229	101	1,061	5,331	6,392	541	2014
Wakefield, RI	45,745		823	4,058	50	823	4,108	4,931	413	2014
Woonsocket, RI	72,900		1,049	5,172	143	1,049	5,315	6,364	541	2014
Antioch, TN	75,985		588	4,906	350	588	4,489	5,077	1,734	2005
Nashville I, TN	107,850		405	3,379	773	405	3,563	3,968	1,346	2005
Nashville II, TN	83,174		593	4,950	221	593	4,476	5,069	1,758	2005
Nashville III, TN	101,525		416	3,469	289	416	3,425	3,841	1,331	2006
Nashville IV, TN	102,450		992	8,274	377	992	7,409	8,401	2,858	2006
Nashville V, TN	74,560	2,411	895	4,311	802	895	5,113	6,008	415	2015
Nashville VI, TN	72,436		2,749	8,443	97	2,749	8,539	11,288	570	2015
Allen, TX	62,170		714	3,519	113	714	3,632	4,346	631	2012
Austin I, TX	59,645		2,239	2,038	275	2,239	1,964	4,203	737	2005
Austin II, TX	64,415	(A)	734	3,894	377	738	3,709	4,447	1,321	2006
Austin III, TX	70,585		1,030	5,468	326	1,035	5,135	6,170	1,791	2006
Austin IV, TX	65,308		862	4,250	332	862	4,582	5,444	554	2014
Austin V, TX	67,850		1,050	5,175	240	1,050	5,415	6,465	571	2014
Austin VI, TX	62,850		1,150	5,669	262	1,150	5,932	7,082	605	2014
Austin VII, TX	71,023		1,429	6,263	132	1,429	6,394	7,823	426	2015
Austin VIII, TX	61,075		2,935	7,007	49	2,935	7,057	9,992	427	2016
Bryan, TX	60,400		1,394	1,268	561	1,396	1,592	2,988	509	2005
Carrollton, TX	77,380		661	3,261	137	661	3,398	4,059	545	2012
Cedar Park, TX	88,700		3,350	7,950	39	3,350	7,989	11,339	483	2016
College Station, TX	26,550		812	740	199	813	752	1,565	275	2005
Cypress, TX	58,161		360	1,773	145	360	1,919	2,279	341	2012
Dallas I, TX	58,582		2,475	2,253	482	2,475	2,288	4,763	866	2005
Dallas II, TX	76,673		940	4,635	229	940	4,864	5,804	646	2013
Dallas III, TX	83,427		2,608	12,857	253	2,608	13,110	15,718	1,283	2014
Dallas IV, TX	114,550		2,369	11,850	65	2,369	11,914	14,283	1,061	2015
Dallas V, TX	54,499		—	11,604	84	—	11,689	11,689	906	2015
Denton, TX	60,846		553	2,936	305	569	2,746	3,315	923	2006
Fort Worth I, TX	50,416		1,253	1,141	353	1,253	1,256	2,509	444	2005
Fort Worth II, TX	72,900		868	4,607	392	874	4,331	5,205	1,547	2006
Fort Worth III, TX	80,445		1,000	4,928	128	1,000	5,057	6,057	455	2015
Fort Worth IV, TX	77,329		1,274	7,693	31	1,274	7,724	8,998	423	2016
Frisco I, TX	50,854		1,093	3,148	193	1,093	2,883	3,976	1,080	2005
Frisco II, TX	71,599		1,564	4,507	202	1,564	4,093	5,657	1,531	2005
Frisco III, TX	74,665		1,147	6,088	572	1,154	5,850	7,004	2,050	2006
Frisco IV, TX	75,175		719	4,072	281	719	3,795	4,514	893	2010
Frisco V, TX	74,415		1,159	5,714	133	1,159	5,846	7,005	708	2014
Frisco VI, TX	69,176		1,064	5,247	170	1,064	5,417	6,481	556	2014
Garland I, TX	70,100		751	3,984	590	767	3,981	4,748	1,402	2006
Garland II, TX	68,425		862	4,578	297	862	4,278	5,140	1,447	2006
Grapevine, TX	78,019		1,211	8,559	112	1,211	8,671	9,882	469	2016
Houston III, TX	61,590		575	524	388	576	799	1,375	316	2005
Houston IV, TX	43,750		960	875	677	961	1,352	2,313	436	2005
Houston V, TX	124,279		1,153	6,122	1,336	991	6,709	7,700	2,140	2006
Houston VI, TX	54,690		575	524	5,783	983	4,985	5,968	1,044	2011
Houston VII, TX	46,991		681	3,355	179	681	3,534	4,215	666	2012
Houston VIII, TX	54,209		1,294	6,377	375	1,294	6,753	8,047	1,170	2012
Houston IX, TX	51,208		296	1,459	129	296	1,588	1,884	278	2012
Humble, TX	70,702		706	5,727	95	706	5,822	6,528	389	2015
Katy, TX	71,308		1,329	6,552	84	1,329	6,637	7,966	861	2013
Keller, TX	88,060		1,330	7,960	316	1,331	7,660	8,991	1,584	2006/2017
Lewisville I, TX	67,340		476	2,525	418	492	2,506	2,998	865	2006
Lewisville II, TX	127,659		1,464	7,217	328	1,464	7,545	9,009	1,052	2013
Lewisville III, TX	93,855		1,307	15,025	175	1,307	15,201	16,508	824	2016
Little Elm I, TX	60,065		892	5,529	127	892	5,657	6,549	319	2016
Little Elm II, TX	96,896		1,219	9,864	83	1,219	9,948	11,167	542	2016
Mansfield I, TX	63,025		837	4,443	267	843	4,129	4,972	1,479	2006

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2017
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Mansfield II, TX	57,375		662	3,261	144	662	3,405	4,067	609	2012
Mansfield III, TX	70,920		947	4,703	166	947	4,870	5,817	195	2016
McKinney I, TX	47,020		1,632	1,486	213	1,634	1,459	3,093	548	2005
McKinney II, TX	70,050		855	5,076	227	857	4,677	5,534	1,680	2006
McKinney III, TX	53,750		652	3,213	69	652	3,281	3,933	316	2014
North Richland Hills, TX	57,200		2,252	2,049	254	2,252	1,924	4,176	716	2005
Pearland, TX	72,050		450	2,216	359	450	2,576	3,026	428	2012
Richmond, TX	102,330		1,437	7,083	157	1,437	7,240	8,677	938	2013
Roanoke, TX	59,300		1,337	1,217	171	1,337	1,161	2,498	434	2005
San Antonio I, TX	73,329		2,895	2,635	358	2,895	2,460	5,355	921	2005
San Antonio II, TX	73,155		1,047	5,558	223	1,052	5,088	6,140	1,727	2006
San Antonio III, TX	71,825		996	5,286	297	996	4,861	5,857	1,623	2007
San Antonio IV, TX	61,500		829	3,891	145	829	4,037	4,866	153	2016
Spring, TX	72,751		580	3,081	289	580	2,879	3,459	1,025	2006
Murray I, UT	60,280		3,847	1,017	525	3,848	1,326	5,174	544	2005
Murray II, UT	71,621		2,147	567	526	2,147	922	3,069	366	2005
Salt Lake City I, UT	56,446		2,695	712	526	2,696	1,052	3,748	428	2005
Salt Lake City II, UT	51,676		2,074	548	411	1,937	794	2,731	334	2005
Alexandria, VA	114,100		2,812	13,865	235	2,812	14,101	16,913	2,471	2012
Arlington, VA	96,143		6,836	9,843	94	6,836	9,938	16,774	975	2015
Burke Lake, VA	91,467		2,093	10,940	1,184	2,093	10,528	12,621	2,312	2011
Fairfax, VA	73,265		2,276	11,220	307	2,276	11,528	13,804	1,948	2012
Fredericksburg I, VA	69,475		1,680	4,840	349	1,680	4,516	6,196	1,599	2005
Fredericksburg II, VA	61,057		1,757	5,062	412	1,757	4,782	6,539	1,707	2005
Leesburg, VA	85,503		1,746	9,894	181	1,746	8,787	10,533	1,700	2011
Manassas, VA	72,745		860	4,872	255	860	4,464	5,324	1,011	2010
McLearen, VA	69,385		1,482	8,400	226	1,482	7,471	8,953	1,661	2010
Vienna, VA	55,111		2,300	11,340	147	2,300	11,487	13,787	1,945	2012
Divisional Offices					374		374	374	96
	33,759,762		689,793	3,031,426	289,554	711,140	3,086,252	3,797,392	652,455

(A)	This store is part of the YSI 33 Loan portfolio, with a balance of $9,547 as of December 31, 2017.
(B)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during 2017 and 2016 was as follows (in thousands):

	2017	2016
Storage properties*
Balance at beginning of year	$3,998,180	$3,467,032
Acquisitions & improvements	247,546	490,980
Fully depreciated assets	(53,903)	(61,232)
Dispositions and other	(9,179)	—
Construction in progress, net	(20,929)	101,400
Balance at end of year	$4,161,715	$3,998,180

Accumulated depreciation*
Balance at beginning of year	$671,364	$594,049
Depreciation expense	135,732	138,547
Fully depreciated assets	(53,903)	(61,232)
Dispositions and other	(268)	—
Balance at end of year	$752,925	$671,364
Storage properties, net	$3,408,790	$3,326,816

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.