Form 10-Q
period 2018-03-31
CubeSmart; CubeSmart, L.P.
filed 2018-04-27
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018.

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

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 25, 2018
Common shares, $0.01 par value per share, of CubeSmart	182,280,113

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2018, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

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

•

other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2018	2017
	(unaudited)

ASSETS
Storage properties	$4,201,909	$4,161,715
Less: Accumulated depreciation	(785,010)	(752,925)
Storage properties, net (including VIE assets of $268,343 and $291,496, respectively)	3,416,899	3,408,790
Cash and cash equivalents	6,036	5,268
Restricted cash	2,946	3,890
Loan procurement costs, net of amortization	1,463	1,592
Investment in real estate ventures, at equity	99,085	91,206
Other assets, net	39,105	34,590
Total assets	$3,565,534	$3,545,336

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,142,726	$1,142,460
Revolving credit facility	136,400	81,700
Unsecured term loans, net	299,497	299,396
Mortgage loans and notes payable, net	110,635	111,434
Accounts payable, accrued expenses and other liabilities	122,703	143,344
Distributions payable	55,382	55,297
Deferred revenue	22,671	21,529
Security deposits	486	486
Total liabilities	1,890,500	1,855,646

Noncontrolling interests in the Operating Partnership	57,705	54,320

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 182,279,975 and 182,215,735 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,823	1,822
Additional paid-in capital	2,356,759	2,356,620
Accumulated other comprehensive income	279	3
Accumulated deficit	(748,499)	(729,311)
Total CubeSmart shareholders’ equity	1,610,362	1,629,134
Noncontrolling interests in subsidiaries	6,967	6,236
Total equity	1,617,329	1,635,370
Total liabilities and equity	$3,565,534	$3,545,336

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES
Rental income	$124,161	$117,057
Other property related income	14,247	12,983
Property management fee income	4,469	2,997
Total revenues	142,877	133,037
OPERATING EXPENSES
Property operating expenses	48,754	44,874
Depreciation and amortization	34,966	38,119
General and administrative	8,744	9,494
Acquisition related costs	—	159
Total operating expenses	92,464	92,646
OPERATING INCOME	50,413	40,391
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(15,155)	(13,599)
Loan procurement amortization expense	(579)	(706)
Equity in losses of real estate ventures	(184)	(772)
Other	304	(108)
Total other expense	(15,614)	(15,185)
NET INCOME	34,799	25,206
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(383)	(277)
Noncontrolling interest in subsidiaries	7	57
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$34,423	$24,986

Basic earnings per share attributable to common shareholders	$0.19	$0.14
Diluted earnings per share attributable to common shareholders	$0.19	$0.14

Weighted-average basic shares outstanding	182,274	180,165
Weighted-average diluted shares outstanding	183,222	181,265

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$34,799	$25,206
Other comprehensive income:
Unrealized gains on interest rate swaps	60	141
Reclassification of realized losses on interest rate swaps	219	695
OTHER COMPREHENSIVE INCOME	279	836
COMPREHENSIVE INCOME	35,078	26,042
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(383)	(277)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	7	57
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$34,702	$25,822

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries							738	738
Issuance of common shares			(44)			(44)		(44)
Issuance of restricted shares	64	1				1		1
Issuance of OP units									4,782
Exercise of stock options			2			2		2
Amortization of restricted shares			(242)			(242)		(242)
Share compensation expense			423			423		423
Adjustment for noncontrolling interests in the Operating Partnership					1,169	1,169		1,169	(1,169)
Net income (loss)					34,423	34,423	(7)	34,416	383
Other comprehensive income, net				276		276		276	3
Common share distributions					(54,780)	(54,780)		(54,780)	(614)
Balance at March 31, 2018	182,280	$1,823	$2,356,759	$279	$(748,499)	$1,610,362	$6,967	$1,617,329	$57,705

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2016	180,083	$1,801	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries							410	410
Issuance of common shares			(73)			(73)		(73)
Issuance of restricted shares	88	1				1		1
Conversion from units to shares	1		25			25		25	(25)
Exercise of stock options	2		30			30		30
Amortization of restricted shares			(1,021)			(1,021)		(1,021)
Share compensation expense			375			375		375
Adjustment for noncontrolling interest in the Operating Partnership					1,385	1,385		1,385	(1,385)
Net income (loss)					24,986	24,986	(57)	24,929	277
Other comprehensive income, net				827		827		827	9
Common share distributions					(48,707)	(48,707)		(48,707)	(548)
Balance at March 31, 2017	180,174	$1,802	$2,313,350	$(1,023)	$(680,919)	$1,633,210	$6,208	$1,639,418	$52,735

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$34,799	$25,206
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,545	38,825
Equity in losses of real estate ventures	184	772
Equity compensation expense	1,592	1,355
Accretion of fair market value adjustment of debt	(183)	(129)
Changes in other operating accounts:
Other assets	(1,352)	(1,626)
Accounts payable and accrued expenses	(5,558)	2,595
Other liabilities	1,105	909
Net cash provided by operating activities	$66,132	$67,907
Investing Activities
Acquisitions of storage properties	(4,034)	(600)
Additions and improvements to storage properties	(5,394)	(6,671)
Development costs	(39,663)	(15,856)
Investment in real estate ventures, at equity	(10,320)	(116)
Cash distributed from real estate ventures	2,257	2,090
Net cash used in investing activities	$(57,154)	$(21,153)
Financing Activities
Proceeds from:
Revolving credit facility	156,700	147,000
Principal payments on:
Revolving credit facility	(102,000)	(137,300)
Mortgage loans and notes payable	(7,831)	(6,811)
Proceeds from issuance of common shares, net	(43)	(72)
Cash paid upon vesting of restricted shares	(1,411)	(2,001)
Exercise of stock options	2	30
Contributions from noncontrolling interests in subsidiaries	738	410
Distributions paid to common shareholders	(54,746)	(48,690)
Distributions paid to noncontrolling interests in Operating Partnership	(563)	(549)
Net cash used in financing activities	$(9,154)	$(47,983)
Change in cash, cash equivalents, and restricted cash	(176)	(1,229)
Cash, cash equivalents, and restricted cash at beginning of period	9,158	10,866
Cash, cash equivalents, and restricted cash at end of period	$8,982	$9,637
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$15,298	$15,878
Supplemental disclosure of noncash activities:
Accretion of liability	$7,266	$8,034
Derivative valuation adjustment	$279	$836
Mortgage loan assumptions	$7,166	$—
Issuance of OP units	$4,782	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2018	2017
	(unaudited)

ASSETS
Storage properties	$4,201,909	$4,161,715
Less: Accumulated depreciation	(785,010)	(752,925)
Storage properties, net (including VIE assets of $268,343 and $291,496, respectively)	3,416,899	3,408,790
Cash and cash equivalents	6,036	5,268
Restricted cash	2,946	3,890
Loan procurement costs, net of amortization	1,463	1,592
Investment in real estate ventures, at equity	99,085	91,206
Other assets, net	39,105	34,590
Total assets	$3,565,534	$3,545,336

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,142,726	$1,142,460
Revolving credit facility	136,400	81,700
Unsecured term loans, net	299,497	299,396
Mortgage loans and notes payable, net	110,635	111,434
Accounts payable, accrued expenses and other liabilities	122,703	143,344
Distributions payable	55,382	55,297
Deferred revenue	22,671	21,529
Security deposits	486	486
Total liabilities	1,890,500	1,855,646

Limited Partnership interests of third parties	57,705	54,320

Commitments and contingencies

Capital
Operating Partner	1,610,083	1,629,131
Accumulated other comprehensive income	279	3
Total CubeSmart, L.P. capital	1,610,362	1,629,134
Noncontrolling interests in subsidiaries	6,967	6,236
Total capital	1,617,329	1,635,370
Total liabilities and capital	$3,565,534	$3,545,336

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2018	2017

REVENUES
Rental income	$124,161	$117,057
Other property related income	14,247	12,983
Property management fee income	4,469	2,997
Total revenues	142,877	133,037
OPERATING EXPENSES
Property operating expenses	48,754	44,874
Depreciation and amortization	34,966	38,119
General and administrative	8,744	9,494
Acquisition related costs	—	159
Total operating expenses	92,464	92,646
OPERATING INCOME	50,413	40,391
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(15,155)	(13,599)
Loan procurement amortization expense	(579)	(706)
Equity in losses of real estate ventures	(184)	(772)
Other	304	(108)
Total other expense	(15,614)	(15,185)
NET INCOME	34,799	25,206
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	7	57
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	34,806	25,263
Operating Partnership interests of third parties	(383)	(277)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$34,423	$24,986

Basic earnings per unit attributable to common unitholders	$0.19	$0.14
Diluted earnings per unit attributable to common unitholders	$0.19	$0.14

Weighted-average basic units outstanding	182,274	180,165
Weighted-average diluted units outstanding	183,222	181,265

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017

NET INCOME	$34,799	$25,206
Other comprehensive income:
Unrealized gains on interest rate swaps	60	141
Reclassification of realized losses on interest rate swaps	219	695
OTHER COMPREHENSIVE INCOME	279	836
COMPREHENSIVE INCOME	35,078	26,042
Comprehensive income attributable to Operating Partnership interests of third parties	(383)	(277)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	7	57
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$34,702	$25,822

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries					738	738
Issuance of common OP units		(44)		(44)		(44)
Issuance of restricted OP units	64	1		1		1
Issuance of OP units							4,782
Exercise of OP unit options		2		2		2
Amortization of restricted OP units		(242)		(242)		(242)
OP unit compensation expense		423		423		423
Adjustment for Limited Partnership interests of third parties		1,169		1,169		1,169	(1,169)
Net income (loss)		34,423		34,423	(7)	34,416	383
Other comprehensive income, net			276	276		276	3
Common OP unit distributions		(54,780)		(54,780)		(54,780)	(614)
Balance at March 31, 2018	182,280	$1,610,083	$279	$1,610,362	$6,967	$1,617,329	$57,705

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2016	180,083	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries					410	410
Issuance of common OP units		(73)		(73)		(73)
Issuance of restricted OP units	88	1		1		1
Conversion from units to shares	1	25		25		25	(25)
Exercise of OP unit options	2	30		30		30
Amortization of restricted OP units		(1,021)		(1,021)		(1,021)
OP unit compensation expense		375		375		375
Adjustment for Operating Partnership interests of third parties		1,385		1,385		1,385	(1,385)
Net income (loss)		24,986		24,986	(57)	24,929	277
Other comprehensive income, net			827	827		827	9
Common OP unit distributions		(48,707)		(48,707)		(48,707)	(548)
Balance at March 31, 2017	180,174	$1,634,233	$(1,023)	$1,633,210	$6,208	$1,639,418	$52,735

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net income	$34,799	$25,206
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	35,545	38,825
Equity in losses of real estate ventures	184	772
Equity compensation expense	1,592	1,355
Accretion of fair market value adjustment of debt	(183)	(129)
Changes in other operating accounts:
Other assets	(1,352)	(1,626)
Accounts payable and accrued expenses	(5,558)	2,595
Other liabilities	1,105	909
Net cash provided by operating activities	$66,132	$67,907
Investing Activities
Acquisitions of storage properties	(4,034)	(600)
Additions and improvements to storage properties	(5,394)	(6,671)
Development costs	(39,663)	(15,856)
Investment in real estate ventures, at equity	(10,320)	(116)
Cash distributed from real estate ventures	2,257	2,090
Net cash used in investing activities	$(57,154)	$(21,153)
Financing Activities
Proceeds from:
Revolving credit facility	156,700	147,000
Principal payments on:
Revolving credit facility	(102,000)	(137,300)
Mortgage loans and notes payable	(7,831)	(6,811)
Proceeds from issuance of common OP units	(43)	(72)
Cash paid upon vesting of restricted OP units	(1,411)	(2,001)
Exercise of OP unit options	2	30
Contributions from noncontrolling interests in subsidiaries	738	410
Distributions paid to common OP unitholders	(55,309)	(49,239)
Net cash used in financing activities	$(9,154)	$(47,983)
Change in cash, cash equivalents, and restricted cash	(176)	(1,229)
Cash, cash equivalents, and restricted cash at beginning of period	9,158	10,866
Cash, cash equivalents, and restricted cash at end of period	$8,982	$9,637
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$15,298	$15,878
Supplemental disclosure of noncash activities:
Accretion of liability	$7,266	$8,034
Derivative valuation adjustment	$279	$836
Mortgage loan assumptions	$7,166	$—
Issuance of OP units	$4,782	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2018, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of March 31, 2018, the Parent Company owned approximately 98.9% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time (except, as disclosed in note 4, in the case of the Class C OP Units issued on April 12, 2017, such right became exercisable on October 12, 2017 and, in the case of the 440,160 OP Units and 168,011 OP Units issued on May 9, 2017 and January 31, 2018, respectively, such rights may be exercised at any time on or after May 9, 2018 or February 28, 2019, respectively) for cash equal to the fair value of an equivalent number of common shares of the Parent Company or, in the case of Class C OP Units, the stated value of such Class C OP Units. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis or, in the case of Class C OP Units, for common shares with a fair value equal to the stated value of such Class C OP Units. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2017, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

On January 1, 2018, the Company adopted ASU No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which requires retrospective application for a number of cash flow classification items for which there was diversity in practice. See Recent Accounting Pronouncements below for the specific cash flow areas addressed by the new standard. As a result of adopting the new guidance, $0.2 million of proceeds received from the settlement of insurance claims during the three months ended March 31, 2017 have been reclassified from operating activities to investing activities within the consolidated statements of cash flows.

On January 1, 2018, the Company also adopted ASU No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $0.2 million and $1.5 million of restricted cash, which were previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the three months ended March 31, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

Restricted cash consists of purchase deposits and cash deposits required for debt service requirements, capital replacement, and expense reserves in connection with the requirements of the Company’s loan agreements.

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

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance became effective on January 1, 2018 when the Company adopted the new revenue standard. Upon adoption, the majority of the Company’s sale transactions are now treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption of the new guidance, the majority of the Company’s future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard became effective on January 1, 2018 and requires the use of the retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the update primarily relates to financial statement presentation and disclosures as discussed in “Reclassifications” above.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1) debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard became effective on January 1, 2018 and requires the use of the retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the update primarily relates to financial statement presentation and disclosures as discussed in “Reclassifications” above.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. At this time, the primary impact is expected to be related to the Company’s ten ground leases in which it serves as the ground lessee.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606):

Narrow-Scope Improvements and Practical Expedients, which amends ASU No. 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU No. 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards became effective on January 1, 2018. The Company finalized the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures and adopted the standards using the modified retrospective transition method. The standards did not have a material impact on the Company’s consolidated statements of financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s insurance fee revenue, property management fee revenue, and merchandise sale revenue are included in the scope of the new guidance, however, the Company identified similar performance obligations under this standard as compared with deliverables and separate units of account identified under its previous revenue recognition methodology. Accordingly, revenue recognized under the new guidance does not differ materially from revenue recognized under previous guidance and there is no material prior year impact.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2018	2017
	(in thousands)
Land	$718,584	$711,140
Buildings and improvements	3,135,382	3,086,252
Equipment	184,904	182,958
Construction in progress	163,039	181,365
Storage properties	4,201,909	4,161,715
Less: Accumulated depreciation	(785,010)	(752,925)
Storage properties, net	$3,416,899	$3,408,790

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2017 through March 31, 2018:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
			1	$12,200

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

4. INVESTMENT ACTIVITY

2018 Acquisitions

During the three months ended March 31, 2018, the Company acquired one store located in Texas for $12.2 million. In conjunction with the acquisition, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). Following a 13-month lock-up period, the holder may tender the OP Units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company.  The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption. In connection with the acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $0.4 million at the time of the acquisition and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2018 was approximately $0.1 million.

The following table summarizes the Company’s revenue and earnings associated with the 2018 acquisition from the acquisition date, that are included in the consolidated statements of operations for the three months ended March 31, 2018:

Three Months Ended March 31, 2018
(in thousands)
Total revenue	$150
Net loss	(90)

As of March 31, 2018, the Company was under contract and had made aggregate deposits of $4.8 million associated with three stores, including two stores to be acquired after the completion of construction and the issuance of the certificate of occupancy, for an aggregate acquisition price of $74.2 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of the two stores under construction is expected to occur by the third quarter of 2018 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired six stores located throughout the United States, including two stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $69.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $3.2 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three months ended March 31, 2018 was approximately $0.8 million. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP Units that were valued at approximately $12.3 million as consideration for the remainder of the purchase price (see note 12).

During the year ended December 31, 2017, the Company also acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was satisfied with $9.7 million of cash and 58,400 newly created Class C OP Units. Each Class C OP Unit has a stated value of $25 and bears an annual distribution rate of 3% of the stated value. The holder has the option to tender the Class C OP Units to the Operating Partnership at any time, and as of April 12, 2018, the Operating Partnership has the option to redeem the Class C OP Units, in each case at a redemption price of $25 per Class C OP Unit. The Company has the right to settle the redemption in cash or, at the Company’s option, common shares of the Company, or a combination of cash and common shares of the Company, with the common shares of the Company valued at their closing price on the redemption date. Because the Class C OP Units represent an unconditional obligation that the Company may settle by issuing a variable number of its common shares with a monetary value that is known at inception, they have been classified as a liability in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Development

As of March 31, 2018, the Company had invested in joint ventures to develop seven self-storage properties located in Massachusetts (2), New Jersey (1), and New York (4). Construction for all projects is expected to be completed by the fourth quarter of 2019 (see note 12). As of March 31, 2018, development costs incurred to date for these projects totaled $146.2 million. Total construction costs for these projects are expected to be $252.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2017 through March 31, 2018. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Brooklyn, NY (1)	1	Q4 2017	100%	$49,300
Washington, D.C.	1	Q3 2017	100%	27,800
New York, NY	1	Q3 2017	90%	81,200
North Palm Beach, FL	1	Q1 2017	100%	9,700
	4			$168,000

(1)

This property was previously owned by a consolidated joint venture, in which the Company had a 51% ownership interest. On March 28, 2018, the noncontrolling member in the venture put its 49% interest in the venture to the Company for $20.4 million, which is included in Development costs in the consolidated statements of cash flows.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

191 IV CUBE LLC (“HVP IV”)

On October 16, 2017, the Company acquired a self-storage property located in Texas for $9.4 million, which it then contributed to a newly-formed joint venture on November 1, 2017. In return for contributing the property to HVP IV, the Company received approximately $7.5 million in cash and a 20% ownership interest in the venture. During the three months ended March 31, 2018, HVP IV acquired four additional stores located in Arizona (2), Maryland (1), and Texas (1) for an aggregate purchase price of $51.0 million. The purchase price for each of these stores was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP IV related to these four acquisitions was $10.3 million, bringing its total investment in HVP IV to $12.2 million as of March 31, 2018. Subsequent to March 31, 2018, HVP IV acquired one self-storage property in Florida for $19.0 million.

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

During the first quarter of 2016, HVP III agreed to acquire a property portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP III paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP III acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 2, 2016 for $2.7 million. In conjunction with the acquisitions, HVP III refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP III related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP III to $16.1 million as of September 30, 2017. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The initial maturity date was extended to March 30, 2019 with options to extend through March 30, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the amended and restated loan agreement.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the Ventures as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Assets
Storage properties, net	$688,775	$647,668
Other assets	11,110	8,284
Total assets	$699,885	$655,952

Liabilities and equity
Other liabilities	$8,006	$6,853
Debt	346,661	346,475
Equity
CubeSmart	99,085	91,206
Joint venture partners	246,133	211,418
Total liabilities and equity	$699,885	$655,952

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Total revenues	$20,910	$19,423
Operating expenses	9,398	9,083
Interest expense, net	2,898	2,900
Depreciation and amortization	9,449	13,719
Net loss	$(835)	$(6,279)
Company’s share of net loss	$(184)	$(772)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(605)	(617)
Less: Loan procurement costs, net	(6,669)	(6,923)
Total unsecured senior notes, net	$1,142,726	$1,142,460

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of March 31, 2018, $362.9 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of March 31, 2018, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity. On April 6, 2017, the Company used the net proceeds from the issuance of $50.0 million of its 4.375% Senior Notes due 2023 and $50.0 million of its 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under its five-year $100.0 million unsecured term loan that was scheduled to mature in June 2018.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	March 31,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2018	2017	March 31, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	3.18%	Jan-19
Term Loan Facility
Unsecured term loan (2)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(503)	(604)
Total unsecured term loans, net	$299,497	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps. As of March 31, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.27%.

(2)	As of March 31, 2018, the Company had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at March 31, 2018 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2018, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2018	2017	Interest Rate	Date
	(in thousands)
YSI 33	$9,466	$9,547	6.42%	Jul-19
YSI 26	8,176	8,228	4.56%	Nov-20
YSI 57	2,870	2,889	4.61%	Nov-20
YSI 55	22,390	22,508	4.85%	Jun-21
YSI 24	25,498	25,700	4.64%	Jun-21
YSI 65	2,399	2,411	3.85%	Jun-23
YSI 66	31,585	31,727	3.51%	Jun-23
YSI 68	5,747	5,786	3.78%	May-24
Principal balance outstanding	108,131	108,796
Plus: Unamortized fair value adjustment	3,103	3,286
Less: Loan procurement costs, net	(599)	(648)
Total mortgage loans and notes payable, net	$110,635	$111,434

As of March 31, 2018 and December 31, 2017, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $235.3 million and $236.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2018 (in thousands):

2018	$1,985
2019	11,652
2020	12,791
2021	45,057
2022	923
2023 and thereafter	35,723
Total mortgage payments	108,131
Plus: Unamortized fair value adjustment	3,103
Less: Loan procurement costs, net	(599)
Total mortgage loans and notes payable, net	$110,635

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component for the three months ended March 31, 2018 (in thousands):

	Unrealized losses
	on interest rate
	swaps

Other comprehensive gain before reclassifications	$59
Amounts reclassified from accumulated other comprehensive income	217	(1)
Net current-period other comprehensive gain	276
Balance at December 31, 2017	3
Balance at March 31, 2018	$279

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps are recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as accumulated other comprehensive income. These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings. However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2018 and December 31, 2017, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type (1)	March 31, 2018	December 31, 2017	Strike	Date	Maturity	March 31, 2018	December 31, 2017

Swap	Cash flow	$40,000	$40,000	2.4590%	6/20/2011	6/20/2018	$(50)	$(161)
Swap	Cash flow	40,000	40,000	2.4725%	6/20/2011	6/20/2018	(51)	(163)
Swap	Cash flow	20,000	20,000	2.4750%	6/20/2011	6/20/2018	(26)	(82)
		$100,000	$100,000				$(127)	$(406)

(1)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability. As of March 31, 2018 and December 31, 2017, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive income. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. The change in unrealized loss on interest rate swap reflects a reclassification of $0.2 million of unrealized losses from accumulated other comprehensive income as an increase to interest expense during the three months ended March 31, 2018.  The Company estimates that $0.1 million will be reclassified as an increase to interest expense within the next 12 months.

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

Financial assets and liabilities carried at fair value as of March 31, 2018 are classified in the table below in one of the three categories described above (in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$127	$—

Total liabilities at fair value	$—	$127	$—

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades in 2018 that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of March 31, 2018, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2018 and December 31, 2017. The aggregate carrying value of the Company’s debt was $1.7 billion and $1.6 billion at March 31, 2018 and December 31, 2017, respectively. The estimated fair value of the Company’s debt was $1.7 billion at March 31, 2018 and December 31, 2017. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2018 and December 31, 2017. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	March 31, 2018
Development Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS SDP Newtonville, LLC ("Newtonville") (3)	1	Newtonville, MA	Q4 2019 (est.)	90%	$6,489	$51
CS 1158 McDonald Ave, LLC ("McDonald Ave") (1)	1	Brooklyn, NY	Q3 2019 (est.)	51%	20,228	3,885
CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q3 2019 (est.)	90%	2,493	2,012
CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	7,882	5,560
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q1 2019 (est.)	90%	7,510	1,726
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q4 2018 (est.)	51%	30,737	10,772
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q3 2018 (est.)	51%	72,003	35,524
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017	90%	81,247	33,611
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Queens, NY	Q4 2015	90%	18,346	12,399
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	16,436	12,808
	10				$263,371	$118,348

(1)

The noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of March 31, 2018, has accrued $3.3 million, $4.9 million, $9.7 million and $31.9 million related to McDonald Ave, 22nd St, 46th St, and Exterior St, respectively.

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

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of March 31, 2018, the Company has funded $0.7 million of a total $6.9 million loan commitment to 92nd St, $0.9 million of a total $10.8 million loan commitment to Waltham, $12.1 million of a total $12.8 million loan commitment to Jamaica Ave, and $12.6 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation. As of March 31, 2018, the Company has not funded any of its $12.1 million loan commitment to Newtonville.

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

Approximately 1.1% and 1.0% of the outstanding OP Units as of March 31, 2018 and December 31, 2017, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On January 31, 2018, the Company acquired a store in Texas for $12.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $7.2 million and immediately repaid the loan. In conjunction with the closing, the Company paid $0.2 million in cash and issued 168,011 OP Units, valued at approximately $4.8 million, to pay the remaining consideration.

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

As of March 31, 2018 and December 31, 2017, 2,046,264 and 1,878,253 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2018 and December 31, 2017. As of March 31, 2018, the Operating Partnership recorded a decrease to OP Units owned by third parties and a corresponding increase to capital of $1.2 million. As of December 31, 2017, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $4.0 million.

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

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  On April 19, 2018, the court granted final approval of a settlement for the class action. The settlement and associated expenses, which were previously reserved for, did not have a material impact on the Company’s consolidated financial position or results of operations.

14. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2018 and 2017 totaled $1.0 million and $0.9 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $9.3 million and $7.5 million as of March 31, 2018 and December 31, 2017, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $26.3 million and $25.5 million as of March 31, 2018 and December 31, 2017, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV, and HHFNE operating agreements provide for acquisition fees payable from HVP III, HVP IV, and HHFNE to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP III, HVP IV, and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three months ended March 31, 2018, the Company recognized $0.3 million in acquisition fees. There were no acquisition fees recognized during the three months ended March 31, 2017. Acquisition fees are included in Other income on the consolidated statements of operations.

15. PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2018 and the year ended December 31, 2017, the Company acquired one store for a purchase price of $12.2 million (see note 4) and seven stores for an aggregate purchase price of approximately $80.7 million, respectively.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2018 and 2017 as if each had occurred as of January 1, 2017 and 2016, respectively. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2018 and 2017 based on the assumptions described above:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)

Pro forma revenues	$142,956	$134,171
Pro forma net income	$35,679	$28,969
Earnings per share attributable to common shareholders:
Basic - as reported	$0.19	$0.14
Diluted - as reported	$0.19	$0.14
Basic - as pro forma	$0.19	$0.16
Diluted - as pro forma	$0.19	$0.16

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.  Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”.  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2017.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of March 31, 2018 and December 31, 2017, we owned 485 and 484 self-storage properties, respectively, totaling approximately 33.8 million rentable square feet.  As of March 31, 2018, we owned stores in the District of Columbia and the following 23 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of March 31, 2018, we managed 496 stores for third parties (including 121 stores containing an aggregate of approximately 7.2 million rentable square feet as part of four separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 981. As of March 31, 2018, we managed stores for third parties in the District of Columbia and the following 31 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York,

Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the three months ended March 31, 2018.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2018 and 2017.

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

The Company recognizes gains from disposition of stores in accordance with the guidance on transfer of nonfinancial assets.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized when a valid contract exists, the collectability of the sales price is reasonably assured and the control of the property has transferred.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2018 and 2017.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The Company is in the process of evaluating the impact of this new guidance.

In February 2017, as part of the new revenue standard, the FASB issued ASU No. 2017-05 – Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance, which focuses on recognizing gains and losses from the transfer of nonfinancial assets in contracts with non-customers. Specifically, the new guidance defines “in substance nonfinancial asset”, unifies guidance related to partial sales of nonfinancial assets, eliminates rules specifically addressing sales of real estate, removes exceptions to the financial asset derecognition model, and clarifies the accounting for contributions of nonfinancial assets to joint ventures. The new guidance became effective on January 1, 2018 when the Company adopted the new revenue standard. Upon adoption, the majority of the Company’s sale transactions are now treated as dispositions of nonfinancial assets rather than dispositions of a business given the FASB’s recently revised definition of a business (see ASU No. 2017-01 below). Additionally, in partial sale transactions where the Company sells a controlling interest in real estate but retains a noncontrolling interest, the Company will now fully recognize a gain or loss on the fair value measurement of the retained interest as the new guidance eliminates the partial profit recognition model. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In January 2017, the FASB issued ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption of the new guidance, the majority of the Company’s future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2016, the FASB issued ASU No. 2016-18 - Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The new guidance also requires entities to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The standard became effective on January 1, 2018 and requires the use of the retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the update primarily relates to financial statement presentation and disclosures as discussed in “Reclassifications” above.

In August 2016, the FASB issued ASU No. 2016-15 – Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The eight items that the ASU provides classification guidance on include (1)

debt prepayment and extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows and application of the predominance principle. The standard became effective on January 1, 2018 and requires the use of the retrospective transition method. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements as the update primarily relates to financial statement presentation and disclosures as discussed in “Reclassifications” above.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The standard is effective on January 1, 2019, however early adoption is permitted.  The Company is currently assessing the impact of the adoption of the new standard on its consolidated financial statements and related disclosures. At this time, the primary impact is expected to be related to the Company’s ten ground leases in which it serves as the ground lessee.

In May 2014, the FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The new guidance outlines a five-step process for customer contract revenue recognition that focuses on transfer of control as opposed to transfer of risk and rewards. The new guidance also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. In May 2016, the FASB issued ASU No. 2016-12 - Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, which amends ASU No. 2014-09 and is intended to address implementation issues that were raised by stakeholders. ASU No. 2016-12 provides practical expedients on collectability, noncash consideration, presentation of sales tax and contract modifications and completed contracts in transition. Both standards became effective on January 1, 2018. The Company finalized the impact of the adoption of ASU No. 2014-09 and ASU No. 2016-12 on the Company’s consolidated financial statements and related disclosures and adopted the standards using the modified retrospective transition method. The standards did not have a material impact on the Company’s consolidated statements of financial position or results of operations primarily because most of its revenue is derived from lease contracts, which are excluded from the scope of the new guidance. The Company’s insurance fee revenue, property management fee revenue, and merchandise sale revenue are included in the scope of the new guidance, however, the Company identified similar performance obligations under this standard as compared with deliverables and separate units of account identified under its previous revenue recognition methodology. Accordingly, revenue recognized under the new guidance does not differ materially from revenue recognized under previous guidance and there is no material prior year impact.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of March 31, 2018, we owned 458 same-store properties and 27 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of March 31, 2018 and 2017, we owned 485 and 476 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2017 through March 31, 2018:

	2018	2017

Balance - January 1	484	475
Stores acquired	1	—
Stores developed	—	1
Balance - March 31	485	476
Stores acquired		3
Stores combined (1)		(1)
Balance - June 30		478
Stores developed		2
Balance - September 30		480
Stores acquired		4
Stores developed		1
Stores combined (2)		(1)
Balance - December 31		484

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

(3)

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2018	2017	(Decrease)	Change	2018	2017	2018	2017	2018	2017	(Decrease)	Change
REVENUES:
Rental income	$117,510	$113,265	$4,245	3.7%	$6,651	$3,792	$—	$—	$124,161	$117,057	$7,104	6.1%
Other property related income	12,250	11,705	545	4.7%	734	438	1,263	840	14,247	12,983	1,264	9.7%
Property management fee income	—	—	—	0.0%	—	—	4,469	2,997	4,469	2,997	1,472	49.1%
Total revenues	129,760	124,970	4,790	3.8%	7,385	4,230	5,732	3,837	142,877	133,037	9,840	7.4%

OPERATING EXPENSES:
Property operating expenses	38,712	37,438	1,274	3.4%	3,123	2,286	6,919	5,150	48,754	44,874	3,880	8.6%
NET OPERATING INCOME (LOSS):	91,048	87,532	3,516	4.0%	4,262	1,944	(1,187)	(1,313)	94,123	88,163	5,960	6.8%

Store count	458	458			27	18			485	476
Total square footage	31,591	31,591			2,248	1,340			33,839	32,931
Period End Occupancy (1)	92.5%	92.3%			59.6%	54.1%			90.3%	90.7%
Period Average Occupancy (2)	91.9%	91.8%
Realized annual rent per occupied sq. ft. (3)	$16.19	$15.62

Depreciation and amortization									34,966	38,119	(3,153)	(8.3)%
General and administrative									8,744	9,494	(750)	(7.9)%
Acquisition related costs									—	159	(159)	(100.0)%
Subtotal									43,710	47,772	(4,062)	(8.5)%
OPERATING INCOME									50,413	40,391	10,022	24.8%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(15,155)	(13,599)	(1,556)	(11.4)%
Loan procurement amortization expense									(579)	(706)	127	18.0%
Equity in losses of real estate ventures									(184)	(772)	588	76.2%
Other									304	(108)	412	381.5%
Total other expense									(15,614)	(15,185)	(429)	(2.8)%

NET INCOME									34,799	25,206	9,593	38.1%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(383)	(277)	(106)	(38.3)%
Noncontrolling interests in subsidiaries									7	57	(50)	(87.7)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$34,423	$24,986	$9,437	37.8%

(1)	Represents occupancy at March 31st of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $117.1 million during the three months ended March 31, 2017 to $124.2 million during the three months ended March 31, 2018, an increase of $7.1 million, or 6.1%.  The $4.2 million increase in same-store rental income was due primarily to higher rental rates.  Realized annual rent per occupied square foot on our same-store portfolio increased 3.6% as a result of higher rates for new and existing customers for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.  The remaining increase is primarily attributable to $2.9 million of additional rental income from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio.

Other property related income increased from $13.0 million during the three months ended March 31, 2017 to $14.2 million during the three months ended March 31, 2018, an increase of $1.3 million, or 9.7%. The $0.5 million increase in same-store property related income is mainly attributable to increased insurance participation. The remainder of the increase is attributable to $0.3 million of additional other property related income derived from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio and $0.4 million resulting from higher insurance participation at our managed stores.

Property management fee income increased from $3.0 million during the three months ended March 31, 2017 to $4.5 million during the three months ended March 31, 2018, an increase of $1.5 million, or 49.1%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (496 stores as of March 31, 2018 compared to 356 stores as of March 31, 2017).

Operating Expenses

Property operating expenses increased from $44.9 million during the three months ended March 31, 2017 to $48.8 million during the three months ended March 31, 2018, an increase of $3.9 million, or 8.6%. This increase is primarily attributable to a $1.8 million increase in costs associated with the growth in our third-party management program as well as system enhancements, a $1.3 million increase, or 3.4%, in property operating expenses on the same-store portfolio primarily due to higher property taxes and snow removal expenses, and $0.8 million of increased expenses associated with newly acquired stores.

Depreciation and amortization decreased from $38.1 million during the three months ended March 31, 2017 to $35.0 million during the three months ended March 31, 2018, a decrease of $3.2 million, or 8.3%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisitions in 2012 that became fully depreciated during 2017.

General and administrative expenses decreased from $9.5 million during the three month ended March 31, 2017 to $8.7 million during the three months ended March 31, 2018, a decrease of $0.8 million, or 7.9%. The change is primarily attributable to a $1.1 million decrease in professional fees offset by an increase of $0.3 million in payroll expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense increased from $13.6 million during the three months ended March 31, 2017 to $15.2 million during the three months ended March 31, 2018, an increase of $1.6 million, or 11.4%.  The increase is attributable to a higher amount of outstanding debt during the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, and higher interest rates during the 2018 period. The average outstanding debt balance increased $56.4 million to $1.7 billion during the three months ended March 31, 2018 as compared to $1.6 billion during the three months ended March 31, 2017 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt increased from 3.71% for the three months ended March 31, 2017 to 3.87% for the three months ended March 31, 2018.

Equity in losses of real estate ventures fluctuated from a loss of $0.8 million during the three months ended March 31, 2017 to a loss of $0.2 million during the three months ended March 31, 2018, a change of $0.6 million, or 76.2%. The change is mainly driven by our share of the losses attributable to HVP III and HHFNE, real estate ventures in which we own a 10% interest in each. The loss incurred in 2017 was primarily the result of amortization expense associated with the in-place lease intangible that was recorded in connection with HVP III’s and HHFNE’s acquisition of 38 and 13 properties, respectively, during 2016.

Other income increased $0.4 million, or 381.5%, from the three months ended March 31, 2017 to the three months ended March 31, 2018, primarily due to acquisition fees earned in connection with HVP IV’s acquisition of four properties during 2018.

Cash Flows

Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2018 and 2017 is as follows (in thousands):

	Three Months Ended March 31,
Net cash provided by (used in):	2018	2017	Change
	(in thousands)

Operating activities	$66,132	$67,907	$(1,775)
Investing activities	$(57,154)	$(21,153)	$(36,001)
Financing activities	$(9,154)	$(47,983)	$38,829

Cash provided by operating activities for the three months ended March 31, 2018 and 2017 was $66.1 million and $67.9 million, respectively, reflecting a decrease of $1.8 million.  Net operating income increased $6.0 million from the three months ended March 31, 2017 to the three months ended March 31, 2018, which is primarily attributable to our 2017 acquisitions and increases in realized annual rent on our same-store portfolio. This increase is offset by a $7.7 million decrease in our operating accounts resulting from the timing of cash receipts and payments in the current period compared to the prior period.

Cash used in investing activities increased from $21.2 million for the three months ended March 31, 2017 to $57.2 million for the three months ended March 31, 2018, reflecting an increase of $36.0 million.  The change is primarily driven by an increase in cash used for development costs as a result of the acquisition of the noncontrolling interest in a previously consolidated development joint venture for $20.4 million. The change is also driven by an increase in cash used to fund the acquisition of four properties by HVP IV, an unconsolidated real estate venture in which we own a 20% interest.

Cash used in financing activities decreased from $48.0 million for the three months ended March 31, 2017 to $9.2 million for the three months ended March 31, 2018, reflecting a decrease of $38.8 million. This change is primarily the result of a $45.0 million net increase in revolving credit facility borrowings during the three months ended March 31, 2018 compared to the three months ended March 31, 2017. This cash inflow was offset by an increase of $6.1 million in distributions paid to common shareholders and noncontrolling interests in the Operating Partnership during the three months ended March 31, 2018 compared to the three months ended March 31, 2017 resulting from the increase in the common dividend per share and the number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2018 fiscal year, we expect recurring capital expenditures to be approximately $9.0 million to $13.0 million, planned capital improvements and store upgrades to be approximately $4.0 million to $7.0 million and costs associated with the development of new stores to be approximately $55.0 million to $70.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $2.0 million for the remainder of 2018.

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

As of March 31, 2018, we had approximately $6.0 million in available cash and cash equivalents.  In addition, we had approximately $362.9 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(605)	(617)
Less: Loan procurement costs, net	(6,669)	(6,923)
Total unsecured senior notes, net	$1,142,726	$1,142,460

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of March 31, 2018, $362.9 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of March 31, 2018, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity. On April 6, 2017, the Company used the net proceeds from the issuance of $50.0 million of its 4.375% Senior Notes due 2023 and $50.0 million of its 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under its five-year $100.0 million unsecured term loan that was scheduled to mature in June 2018.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	March 31,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2018	2017	March 31, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	3.18%	Jan-19
Term Loan Facility
Unsecured term loan (2)	100,000	100,000	3.62%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(503)	(604)
Total unsecured term loans, net	$299,497	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR, excluding the impact of interest rate swaps. As of

March 31, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended and after giving effect to the interest rate swaps, had an effective weighted average interest rate of 3.27%.

(2)	As of March 31, 2018, we had interest rate swaps in place on these borrowings that fix 30-day LIBOR (see note 10).

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at March 31, 2018 and no further borrowings may be made under the term loans. Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2018, we were in compliance with all of our financial covenants, and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 40.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the three months ended March 31, 2018. As of March 31, 2018, 4.7 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders and FFO, as adjusted, attributable to common shareholders and OP Unit holders for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017

Net income attributable to the Company’s common shareholders	$34,423	$24,986

Add:
Real estate depreciation and amortization:
Real property	34,259	37,476
Company’s share of unconsolidated real estate ventures	2,418	2,780
Noncontrolling interests in the Operating Partnership	383	277
FFO attributable to common shareholders and OP unitholders	$71,483	$65,519

Add:
Acquisition related costs	—	159
FFO, as adjusted, attributable to common shareholders and OP unitholders	$71,483	$65,678

Weighted-average diluted shares outstanding	183,222	181,265
Weighted-average diluted units outstanding	1,990	2,032
Weighted-average diluted shares and units outstanding	185,212	183,297

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

As of March 31, 2018, our consolidated debt consisted of $1.4 billion of outstanding mortgages, unsecured senior notes and unsecured term loans that are subject to fixed rates, including variable rate debt that is effectively fixed through our use of interest rate swaps.  Additionally, as of March 31, 2018, there were $136.4 million and $200.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.4 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.4 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $70.3 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $77.4 million.

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

On July 13, 2015, a putative class action was filed against the Company in the Federal District Court of New Jersey seeking to obtain declaratory, injunctive and monetary relief for a class of New Jersey consumers based upon alleged violations by the Company of the New Jersey Truth in Customer Contract, Warranty and Notice Act and the New Jersey Consumer Fraud Act.  On April 19, 2018, the court granted final approval of a settlement for the class action. The settlement and associated expenses, which were previously reserved for, did not have a material impact on our consolidated financial position or results of operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	47,319	$28.55	N/A	3,000,000
February 1 - February 28	1,145	$26.14	N/A	3,000,000
March 1 - March 31	120	$27.79	N/A	3,000,000
Total	48,584	$28.49	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: April 27, 2018	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2018	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: April 27, 2018	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2018	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)