Form 10-Q
period 2018-06-30
CubeSmart; CubeSmart, L.P.
filed 2018-07-27
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

December 30, 2016
(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018.

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

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 25, 2018
Common shares, $0.01 par value per share, of CubeSmart	185,885,651

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2018, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
Storage properties	$4,237,717	$4,161,715
Less: Accumulated depreciation	(807,625)	(752,925)
Storage properties, net (including VIE assets of $287,340 and $291,496, respectively)	3,430,092	3,408,790
Cash and cash equivalents	6,487	5,268
Restricted cash	3,037	3,890
Loan procurement costs, net of amortization	1,298	1,592
Investment in real estate ventures, at equity	100,614	91,206
Other assets, net	43,232	34,590
Total assets	$3,584,760	$3,545,336

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,142,992	$1,142,460
Revolving credit facility	47,700	81,700
Unsecured term loans, net	299,598	299,396
Mortgage loans and notes payable, net	109,851	111,434
Accounts payable, accrued expenses and other liabilities	146,223	143,344
Distributions payable	56,442	55,297
Deferred revenue	23,521	21,529
Security deposits	483	486
Total liabilities	1,826,810	1,855,646

Noncontrolling interests in the Operating Partnership	64,512	54,320

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 185,876,890 and 182,215,735 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,859	1,822
Additional paid-in capital	2,458,521	2,356,620
Accumulated other comprehensive income	—	3
Accumulated deficit	(773,849)	(729,311)
Total CubeSmart shareholders’ equity	1,686,531	1,629,134
Noncontrolling interests in subsidiaries	6,907	6,236
Total equity	1,693,438	1,635,370
Total liabilities and equity	$3,584,760	$3,545,336

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES
Rental income	$127,843	$121,224	$252,004	$238,281
Other property related income	15,047	13,880	29,294	26,863
Property management fee income	4,925	3,455	9,394	6,452
Total revenues	147,815	138,559	290,692	271,596
OPERATING EXPENSES
Property operating expenses	49,528	44,821	98,282	89,695
Depreciation and amortization	35,046	36,736	70,012	74,855
General and administrative	8,341	8,800	17,085	18,294
Acquisition related costs	—	668	—	827
Total operating expenses	92,915	91,025	185,379	183,671
OPERATING INCOME	54,900	47,534	105,313	87,925
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(15,451)	(13,975)	(30,606)	(27,574)
Loan procurement amortization expense	(578)	(776)	(1,157)	(1,482)
Equity in losses of real estate ventures	(309)	(253)	(493)	(1,025)
Other	189	308	493	200
Total other expense	(16,149)	(14,696)	(31,763)	(29,881)
NET INCOME	38,751	32,838	73,550	58,044
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(426)	(427)	(809)	(704)
Noncontrolling interest in subsidiaries	85	47	92	104
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$38,410	$32,458	$72,833	$57,444

Basic earnings per share attributable to common shareholders	$0.21	$0.18	$0.40	$0.32
Diluted earnings per share attributable to common shareholders	$0.21	$0.18	$0.40	$0.32

Weighted-average basic shares outstanding	183,718	180,183	183,000	180,174
Weighted-average diluted shares outstanding	184,523	181,189	183,753	181,198

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$38,751	$32,838	$73,550	$58,044
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	—	(4)	60	137
Reclassification of realized (gains) losses on interest rate swaps	(279)	366	(60)	1,061
OTHER COMPREHENSIVE (LOSS) INCOME	(279)	362	—	1,198
COMPREHENSIVE INCOME	38,472	33,200	73,550	59,242
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(427)	(432)	(813)	(718)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	85	47	92	104
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$38,130	$32,815	$72,829	$58,628

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries							843	843
Distributions to noncontrolling interests in subsidiaries							(80)	(80)
Issuance of common shares	3,134	32	95,390			95,422		95,422
Issuance of restricted shares	84	1				1		1
Issuance of OP units									4,782
Conversion from units to shares	44		1,342			1,342		1,342	(1,342)
Exercise of stock options	399	4	3,779			3,783		3,783
Amortization of restricted shares			623			623		623
Share compensation expense			767			767		767
Adjustment for noncontrolling interests in the Operating Partnership					(7,154)	(7,154)		(7,154)	7,154
Net income (loss)					72,833	72,833	(92)	72,741	809
Other comprehensive (loss) income, net				(3)	405	402		402	4
Common share distributions					(110,622)	(110,622)		(110,622)	(1,215)
Balance at June 30, 2018	185,877	$1,859	$2,458,521	$—	$(773,849)	$1,686,531	$6,907	$1,693,438	$64,512

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2016	180,083	$1,801	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries							545	545
Acquisition of noncontrolling interest in subsidiary			(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares			(178)			(178)		(178)
Issuance of restricted shares	104	1				1		1
Issuance of OP units									12,324
Conversion from units to shares	1		25			25		25	(25)
Exercise of stock options	9		94			94		94
Amortization of restricted shares			(7)			(7)		(7)
Share compensation expense			764			764		764
Adjustment for noncontrolling interest in the Operating Partnership					6,793	6,793		6,793	(6,793)
Net income (loss)					57,444	57,444	(104)	57,340	704
Other comprehensive income, net				1,184		1,184		1,184	14
Common share distributions					(97,432)	(97,432)		(97,432)	(1,215)
Balance at June 30, 2017	180,197	$1,802	$2,306,086	$(666)	$(691,778)	$1,615,444	$5,889	$1,621,333	$59,416

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$73,550	$58,044
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,169	76,337
Equity in losses of real estate ventures	493	1,025
Equity compensation expense	2,814	2,773
Accretion of fair market value adjustment of debt	(369)	(225)
Changes in other operating accounts:
Other assets	(4,182)	(5,289)
Accounts payable and accrued expenses	10,316	12,773
Other liabilities	1,891	1,610
Net cash provided by operating activities	$155,682	$147,048
Investing Activities
Acquisitions of storage properties	(24,929)	(13,409)
Additions and improvements to storage properties	(12,659)	(15,370)
Development costs	(53,201)	(24,752)
Investment in real estate ventures, at equity	(14,147)	(123)
Cash distributed from real estate ventures	4,246	4,023
Net cash used in investing activities	$(100,690)	$(49,631)
Financing Activities
Proceeds from:
Unsecured senior notes	—	103,192
Revolving credit facility	251,025	305,300
Principal payments on:
Revolving credit facility	(285,025)	(288,600)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(8,479)	(7,400)
Loan procurement costs	—	(953)
Acquisition of noncontrolling interest in subsidiary	—	(7,533)
Proceeds from issuance of common shares, net	95,423	(177)
Cash paid upon vesting of restricted shares	(1,424)	(2,016)
Exercise of stock options	3,783	94
Contributions from noncontrolling interests in subsidiaries	843	545
Distributions paid to noncontrolling interests in subsidiaries	(80)	—
Distributions paid to common shareholders	(109,515)	(97,397)
Distributions paid to noncontrolling interests in Operating Partnership	(1,177)	(1,097)
Net cash used in financing activities	$(54,626)	$(96,042)
Change in cash, cash equivalents, and restricted cash	366	1,375
Cash, cash equivalents, and restricted cash at beginning of period	9,158	10,866
Cash, cash equivalents, and restricted cash at end of period	$9,524	$12,241
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$33,101	$31,410
Supplemental disclosure of noncash activities:
Accretion of liability	$14,072	$16,068
Derivative valuation adjustment	$406	$1,198
Mortgage loan assumptions	$7,166	$6,201
Issuance of OP units	$4,782	$12,324
Liability for acquisition of storage property	$—	$1,470
Liability for acquisition of noncontrolling interest in subsidiary	$—	$1,500

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
Storage properties	$4,237,717	$4,161,715
Less: Accumulated depreciation	(807,625)	(752,925)
Storage properties, net (including VIE assets of $287,340 and $291,496, respectively)	3,430,092	3,408,790
Cash and cash equivalents	6,487	5,268
Restricted cash	3,037	3,890
Loan procurement costs, net of amortization	1,298	1,592
Investment in real estate ventures, at equity	100,614	91,206
Other assets, net	43,232	34,590
Total assets	$3,584,760	$3,545,336

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,142,992	$1,142,460
Revolving credit facility	47,700	81,700
Unsecured term loans, net	299,598	299,396
Mortgage loans and notes payable, net	109,851	111,434
Accounts payable, accrued expenses and other liabilities	146,223	143,344
Distributions payable	56,442	55,297
Deferred revenue	23,521	21,529
Security deposits	483	486
Total liabilities	1,826,810	1,855,646

Limited Partnership interests of third parties	64,512	54,320

Commitments and contingencies

Capital
Operating Partner	1,686,531	1,629,131
Accumulated other comprehensive income	—	3
Total CubeSmart, L.P. capital	1,686,531	1,629,134
Noncontrolling interests in subsidiaries	6,907	6,236
Total capital	1,693,438	1,635,370
Total liabilities and capital	$3,584,760	$3,545,336

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

REVENUES
Rental income	$127,843	$121,224	$252,004	$238,281
Other property related income	15,047	13,880	29,294	26,863
Property management fee income	4,925	3,455	9,394	6,452
Total revenues	147,815	138,559	290,692	271,596
OPERATING EXPENSES
Property operating expenses	49,528	44,821	98,282	89,695
Depreciation and amortization	35,046	36,736	70,012	74,855
General and administrative	8,341	8,800	17,085	18,294
Acquisition related costs	—	668	—	827
Total operating expenses	92,915	91,025	185,379	183,671
OPERATING INCOME	54,900	47,534	105,313	87,925
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(15,451)	(13,975)	(30,606)	(27,574)
Loan procurement amortization expense	(578)	(776)	(1,157)	(1,482)
Equity in losses of real estate ventures	(309)	(253)	(493)	(1,025)
Other	189	308	493	200
Total other expense	(16,149)	(14,696)	(31,763)	(29,881)
NET INCOME	38,751	32,838	73,550	58,044
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	85	47	92	104
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	38,836	32,885	73,642	58,148
Operating Partnership interests of third parties	(426)	(427)	(809)	(704)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$38,410	$32,458	$72,833	$57,444

Basic earnings per unit attributable to common unitholders	$0.21	$0.18	$0.40	$0.32
Diluted earnings per unit attributable to common unitholders	$0.21	$0.18	$0.40	$0.32

Weighted-average basic units outstanding	183,718	180,183	183,000	180,174
Weighted-average diluted units outstanding	184,523	181,189	183,753	181,198

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

NET INCOME	$38,751	$32,838	$73,550	$58,044
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	—	(4)	60	137
Reclassification of realized (gains) losses on interest rate swaps	(279)	366	(60)	1,061
OTHER COMPREHENSIVE (LOSS) INCOME	(279)	362	—	1,198
COMPREHENSIVE INCOME	38,472	33,200	73,550	59,242
Comprehensive income attributable to Operating Partnership interests of third parties	(427)	(432)	(813)	(718)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	85	47	92	104
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$38,130	$32,815	$72,829	$58,628

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries					843	843
Distributions from noncontrolling interests in subsidiaries					(80)	(80)
Issuance of common OP units	3,134	95,422		95,422		95,422
Issuance of restricted OP units	84	1		1		1
Issuance of OP units							4,782
Conversion from OP units to shares	44	1,342		1,342		1,342	(1,342)
Exercise of OP unit options	399	3,783		3,783		3,783
Amortization of restricted OP units		623		623		623
OP unit compensation expense		767		767		767
Adjustment for Limited Partnership interests of third parties		(7,154)		(7,154)		(7,154)	7,154
Net income (loss)		72,833		72,833	(92)	72,741	809
Other comprehensive income (loss), net		405	(3)	402		402	4
Common OP unit distributions		(110,622)		(110,622)		(110,622)	(1,215)
Balance at June 30, 2018	185,877	$1,686,531	$—	$1,686,531	$6,907	$1,693,438	$64,512

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2016	180,083	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries					545	545
Acquisition of noncontrolling interest in subsidiary		(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units		(178)		(178)		(178)
Issuance of restricted OP units	104	1		1		1
Issuance of OP units							12,324
Conversion from units to shares	1	25		25		25	(25)
Exercise of OP unit options	9	94		94		94
Amortization of restricted OP units		(7)		(7)		(7)
OP unit compensation expense		764		764		764
Adjustment for Operating Partnership interests of third parties		6,793		6,793		6,793	(6,793)
Net income (loss)		57,444		57,444	(104)	57,340	704
Other comprehensive income, net			1,184	1,184		1,184	14
Common OP unit distributions		(97,432)		(97,432)		(97,432)	(1,215)
Balance at June 30, 2017	180,197	$1,616,110	$(666)	$1,615,444	$5,889	$1,621,333	$59,416

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$73,550	$58,044
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,169	76,337
Equity in losses of real estate ventures	493	1,025
Equity compensation expense	2,814	2,773
Accretion of fair market value adjustment of debt	(369)	(225)
Changes in other operating accounts:
Other assets	(4,182)	(5,289)
Accounts payable and accrued expenses	10,316	12,773
Other liabilities	1,891	1,610
Net cash provided by operating activities	$155,682	$147,048
Investing Activities
Acquisitions of storage properties	(24,929)	(13,409)
Additions and improvements to storage properties	(12,659)	(15,370)
Development costs	(53,201)	(24,752)
Investment in real estate ventures, at equity	(14,147)	(123)
Cash distributed from real estate ventures	4,246	4,023
Net cash used in investing activities	$(100,690)	$(49,631)
Financing Activities
Proceeds from:
Unsecured senior notes	—	103,192
Revolving credit facility	251,025	305,300
Principal payments on:
Revolving credit facility	(285,025)	(288,600)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(8,479)	(7,400)
Loan procurement costs	—	(953)
Acquisition of noncontrolling interest in subsidiary	—	(7,533)
Proceeds from issuance of common OP units	95,423	(177)
Cash paid upon vesting of restricted OP units	(1,424)	(2,016)
Exercise of OP unit options	3,783	94
Contributions from noncontrolling interests in subsidiaries	843	545
Distributions paid to noncontrolling interests in subsidiaries	(80)	—
Distributions paid to common OP unitholders	(110,692)	(98,494)
Net cash used in financing activities	$(54,626)	$(96,042)
Change in cash, cash equivalents, and restricted cash	366	1,375
Cash, cash equivalents, and restricted cash at beginning of period	9,158	10,866
Cash, cash equivalents, and restricted cash at end of period	$9,524	$12,241
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$33,101	$31,410
Supplemental disclosure of noncash activities:
Accretion of liability	$14,072	$16,068
Derivative valuation adjustment	$406	$1,198
Mortgage loan assumptions	$7,166	$6,201
Issuance of OP units	$4,782	$12,324
Liability for acquisition of storage property	$—	$1,470
Liability for acquisition of noncontrolling interest in subsidiary	$—	$1,500

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2018, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of June 30, 2018, the Parent Company owned approximately 98.9% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company or, in the case of Class C OP Units, the stated value of such Class C OP Units (see note 16). In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis or, in the case of Class C OP Units, for common shares with a fair value equal to the stated value of such Class C OP Units. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2017, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

The Operating Partnership meets the criteria as a variable interest entity. The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership.

Reclassifications

Certain amounts from the prior year have been reclassified to conform to current year presentation as described below.

On January 1, 2018, the Company adopted ASU No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which requires retrospective application for a number of cash flow classification items for which there was diversity in practice. See Recent Accounting Pronouncements below for the specific cash flow areas addressed by the new standard. As a result of adopting the new guidance, $0.4 million of proceeds received from the settlement of insurance claims during the six months ended June 30, 2017 have been reclassified from operating activities to investing activities within the consolidated statements of cash flows.

On January 1, 2018, the Company also adopted ASU No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $3.7 million of restricted cash, which was previously included as an investing cash inflow within the consolidated statements of cash flows for the six months ended June 30, 2017, has been removed and is now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

Restricted cash consists of purchase deposits and cash deposits required for debt service requirements, capital replacement, and expense reserves in connection with the requirements of the Company’s loan agreements.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements as the Company currently does not have any outstanding derivative financial instruments.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company plans to adopt the standard on January 1, 2019, the date it becomes effective for public companies, using the modified retrospective approach. Upon adoption, the Company anticipates that it will elect the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. At this time, the primary impact is expected to be related to the Company’s ten ground leases in which it serves as lessee.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2018	2017
	(in thousands)
Land	$723,851	$711,140
Buildings and improvements	3,153,744	3,086,252
Equipment	175,846	182,958
Construction in progress	184,276	181,365
Storage properties	4,237,717	4,161,715
Less: Accumulated depreciation	(807,625)	(752,925)
Storage properties, net	$3,430,092	$3,408,790

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2017 through June 30, 2018:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
			2	$31,200

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

4. INVESTMENT ACTIVITY

2018 Acquisitions

During the six months ended June 30, 2018, the Company acquired two stores located in Texas, for an aggregate purchase price of approximately $31.2 million. In connection with these acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $0.8 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three and six months ended June 30, 2018 was approximately $0.1 million and $0.2 million, respectively. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). Following a 13-month lock-up period, the holder may tender the OP Units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company.  The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption.

The following table summarizes the Company’s revenue and earnings associated with the 2018 acquisitions from the acquisition date, that are included in the consolidated statements of operations for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
	(in thousands)
Total revenue	$318	$468
Net loss	(199)	(289)

As of June 30, 2018, the Company was under contract and had made aggregate deposits of $6.8 million associated with four stores, including two stores to be acquired after the completion of construction and the issuance of the certificate of occupancy, for an aggregate acquisition price of $111.2 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of the two stores under construction is expected to occur by the fourth quarter of 2018 after the completion of construction and the issuance of a certificate of occupancy. These acquisitions are subject to due diligence and other customary closing conditions and no assurance can be provided that these acquisitions will be completed on the terms described, or at all.

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired six stores located throughout the United States, including two stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $69.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $3.2 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three and six months ended June 30, 2018 was approximately $0.5 million and $1.3 million, respectively. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP Units that were valued at approximately $12.3 million as consideration for the remainder of the purchase price (see note 12).

During the year ended December 31, 2017, the Company also acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was satisfied with $9.7 million of cash and 58,400 newly created Class C OP Units. Each Class C OP Unit has a stated value of $25 and bears an annual distribution rate of 3% of the stated value. The holder has the option to tender the Class C OP Units to the Operating Partnership at any time, and as of April 12, 2018, the Operating Partnership has the option to redeem the Class C OP Units, in each case at a redemption price of $25 per Class C OP Unit. The Company has the right to settle the redemption in cash or, at the Company’s option, common shares of the Company, or a combination of cash and common shares of the Company, with the common shares of the Company valued at their closing price as of the redemption date (see note 16). Because the Class C OP Units represent an unconditional obligation that the Company may settle by issuing a variable number of its common shares with a monetary value that is known at inception, they have been classified as a liability in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

Development

As of June 30, 2018, the Company had invested in joint ventures to develop seven self-storage properties located in Massachusetts (2), New Jersey (1), and New York (4). Construction for all projects is expected to be completed by the fourth quarter of 2019 (see note 12). As of June 30, 2018, development costs incurred to date for these projects totaled $165.5 million. Total construction costs for these projects are expected to be $252.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2017 through June 30, 2018. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

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

During the fourth quarter of 2015, the Company, through a joint venture in which the Company owned a 90% interest and previously consolidated, completed the construction and opened for operation a store located in Brooklyn, NY. On June 2, 2017, the Company acquired the noncontrolling member’s 10% interest in the venture for $9.0 million, of which $7.5 million was initially paid. The remaining $1.5 million was paid upon completion of certain development obligations during the third quarter of 2017. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $8.6 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company.  In conjunction with the Company’s acquisition of the noncontrolling interest, the $9.8 million related party loan extended by the Company to the venture during the construction period was repaid in full.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

191 IV CUBE LLC (“HVP IV”)

On October 16, 2017, the Company acquired a self-storage property located in Texas for $9.4 million, which it then contributed to a newly-formed joint venture on November 1, 2017. In return for contributing the property to HVP IV, the Company received approximately $7.5 million in cash and a 20% ownership interest in the venture. During the six months ended June 30, 2018, HVP IV acquired eight additional stores located in Arizona (2), Florida (2), Georgia (1), Maryland (1), and Texas (2) for an aggregate purchase price of $93.9 million, of which the Company has contributed $14.1 million. On May 16, 2018, HVP IV received a $43.7 million initial advance on its $107.0 million loan facility, which encumbers the first six stores that were acquired by the venture. The loan bears interest at LIBOR plus 1.70% and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the Ventures as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Assets
Storage properties, net	$722,609	$647,668
Other assets	33,258	8,284
Total assets	$755,867	$655,952

Liabilities and equity
Other liabilities	$11,198	$6,853
Debt	389,299	346,475
Equity
CubeSmart	100,614	91,206
Joint venture partners	254,756	211,418
Total liabilities and equity	$755,867	$655,952

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Total revenues	$22,291	$20,196	$43,201	$39,618
Operating expenses	9,482	8,410	18,686	16,977
Other expenses	372	143	566	543
Interest expense, net	3,123	2,919	6,021	5,818
Depreciation and amortization	10,369	10,682	19,818	24,400
Net loss	$(1,055)	$(1,958)	$(1,890)	$(8,120)
Company’s share of net loss	$(309)	$(253)	$(493)	$(1,025)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(593)	(617)
Less: Loan procurement costs, net	(6,415)	(6,923)
Total unsecured senior notes, net	$1,142,992	$1,142,460

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of June 30, 2018, $451.6 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of June 30, 2018, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

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

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	June 30,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2018	2017	June 30, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	3.39%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.24%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(402)	(604)
Total unsecured term loans, net	$299,598	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR. As of June 30, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.34%.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at June 30, 2018 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2018, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2018	2017	Interest Rate	Date
	(in thousands)
YSI 33	$9,383	$9,547	6.42%	Jul-19
YSI 26	8,126	8,228	4.56%	Nov-20
YSI 57	2,853	2,889	4.61%	Nov-20
YSI 55	22,276	22,508	4.85%	Jun-21
YSI 24	25,300	25,700	4.64%	Jun-21
YSI 65	2,387	2,411	3.85%	Jun-23
YSI 66	31,450	31,727	3.51%	Jun-23
YSI 68	5,707	5,786	3.78%	May-24
Principal balance outstanding	107,482	108,796
Plus: Unamortized fair value adjustment	2,918	3,286
Less: Loan procurement costs, net	(549)	(648)
Total mortgage loans and notes payable, net	$109,851	$111,434

As of June 30, 2018 and December 31, 2017, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $233.8 million and $236.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2018 (in thousands):

2018	$1,336
2019	11,652
2020	12,791
2021	45,057
2022	923
2023 and thereafter	35,723
Total mortgage payments	107,482
Plus: Unamortized fair value adjustment	2,918
Less: Loan procurement costs, net	(549)
Total mortgage loans and notes payable, net	$109,851

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component for the six months ended June 30, 2018 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps

Other comprehensive gain before reclassifications	$59
Amounts reclassified from accumulated other comprehensive income	(62)	(1)
Net current-period other comprehensive loss	(3)
Balance at December 31, 2017	3
Balance at June 30, 2018	$—

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company entered into interest rate swap agreements that qualified and were designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt. Therefore, the interest rate swaps were recorded in the consolidated balance sheet at fair value and the related gains or losses are deferred in shareholders’ equity as accumulated other comprehensive income. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings.

The Company formally assessed, both at inception of a hedge and on an on-going basis, whether each derivative was highly-effective in offsetting changes in cash flows of the hedged item. If management determined that a derivative was highly-effective as a hedge, then the Company accounted for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative did not impact the Company’s results of operations. If management determined that a derivative was not highly-effective as a hedge or if a derivative ceased to be a highly-effective hedge, the Company discontinued hedge accounting prospectively and reflected in its statement of operations realized and unrealized gains and losses in respect of the derivative.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of June 30, 2018 and December 31, 2017, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type (1)	June 30, 2018	December 31, 2017	Strike	Date	Maturity	June 30, 2018	December 31, 2017

Swap	Cash flow	$—	$40,000	2.4590%	6/20/2011	6/20/2018	$—	$(161)
Swap	Cash flow	—	40,000	2.4725%	6/20/2011	6/20/2018	—	(163)
Swap	Cash flow	—	20,000	2.4750%	6/20/2011	6/20/2018	—	(82)
		$—	$100,000				$—	$(406)

(1)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measured its derivative instruments at fair value and recorded them in the balance sheet as either an asset or liability. As of June 30, 2018, all derivative instruments had reached maturity. As of December 31, 2017, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives were reported in accumulated other comprehensive income. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.3 million of unrealized losses from accumulated other comprehensive income as an increase to interest expense during the six months ended June 30, 2018.

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

There were no financial assets or liabilities carried at fair value as of June 30, 2018. Financial assets and liabilities carried at fair value as of December 31, 2017 are classified in the table below in one of the three categories described above (in thousands):

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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

•

Interest rate swap derivative assets and liabilities – valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of the reporting dates, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2018 and December 31, 2017. The aggregate carrying value of the Company’s debt was $1.6 billion at June 30, 2018 and December 31, 2017. The estimated fair value of the Company’s debt was $1.6 billion and $1.7 billion at June 30, 2018 and December 31, 2017, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2018 and December 31, 2017. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	June 30, 2018
Development Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS SDP Newtonville, LLC ("Newton”) (3)	1	Newton, MA	Q4 2019 (est.)	90%	$6,855	$324
CS 1158 McDonald Ave, LLC ("McDonald Ave") (1)	1	Brooklyn, NY	Q3 2019 (est.)	51%	22,304	5,074
CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q3 2019 (est.)	90%	3,247	2,077
CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	11,004	7,657
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q1 2019 (est.)	90%	8,685	2,944
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q1 2019 (est.)	51%	33,486	12,023
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q3 2018 (est.)	51%	81,095	38,815
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017	90%	80,365	33,407
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Queens, NY	Q4 2015	90%	18,035	12,484
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	15,915	12,672
	10				$280,991	$127,477

(1)

The noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of June 30, 2018, has accrued $4.4 million, $6.6 million, $10.8 million and $34.8 million related to McDonald Ave, 22nd St, 46th St, and Exterior St, respectively.

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

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of June 30, 2018, the Company has funded $0.3 million of a total $12.1 million loan commitment to Newton, $0.7 million of a total $6.9 million loan commitment to 92nd St, $2.4 million of a total $10.8 million loan commitment to Waltham, $12.4 million of a total $12.8 million loan commitment to Jamaica Ave, and $12.5 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation.

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

Approximately 1.1% and 1.0% of the outstanding OP Units as of June 30, 2018 and December 31, 2017, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On January 31, 2018, the Company acquired a store in Texas for $12.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $7.2 million and immediately repaid the loan. In conjunction with the closing, the Company paid $0.2 million in cash and issued 168,011 OP Units, valued at approximately $4.8 million, to pay the remaining consideration.

On April 12, 2017, the Company acquired a store in Illinois for $11.2 million. In conjunction with the closing, the Company paid $9.7 million and issued 58,400 Class C OP units to pay the remaining consideration (see note 16).

On May 9, 2017, the Company acquired a store in Maryland for $18.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $5.9 million. In conjunction with the closing, the Company issued 440,160 OP Units, valued at approximately $12.3 million, to pay the remaining consideration.

As of June 30, 2018 and December 31, 2017, 2,002,248 and 1,878,253 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at June 30, 2018 and December 31, 2017. As of June 30, 2018 and December 31, 2017, the Operating Partnership recorded increases to OP Units owned by third parties and corresponding decreases to capital of $7.2 million and $4.0 million, respectively.

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

14. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2018 totaled $1.1 million and $2.1 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2017 totaled $0.9 million and $1.8 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $9.6 million and $7.5 million as of June 30, 2018 and December 31, 2017, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $28.3 million and $25.5 million as of June 30, 2018 and December 31, 2017, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV, and HHFNE operating agreements provide for acquisition fees payable from HVP III, HVP IV, and HHFNE to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP III, HVP IV, and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three and six months ended June 30, 2018, the Company recognized $0.2 million and $0.5 million, respectively, in acquisition fees. During the three and six months ended June 30, 2017, the Company recognized $0.4 million in acquisition fees.  Acquisition fees are included in Other income on the consolidated statements of operations.

15. PRO FORMA FINANCIAL INFORMATION

During the six months ended June 30, 2018 and the year ended December 31, 2017, the Company acquired two stores for an aggregate purchase price of $31.2 million (see note 4) and seven stores for an aggregate purchase price of approximately $80.7 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the six months ended June 30, 2018 and 2017 based on the assumptions described above:

	Six Months Ended June 30,
	2018	2017
	(in thousands, except per share data)

Pro forma revenues	$291,123	$274,042
Pro forma net income	$74,861	$64,545
Earnings per share attributable to common shareholders:
Basic - as reported	$0.40	$0.32
Diluted - as reported	$0.40	$0.32
Basic - as pro forma	$0.41	$0.35
Diluted - as pro forma	$0.40	$0.35

16. SUBSEQUENT EVENTS

On July 10, 2018, the Company acquired one self-storage property in Washington, D.C. for a purchase price of $34.2 million.

On July 23, 2018, the Company exercised its right to require redemption of the 58,400 Class C OP Units that were originally issued on April 12, 2017. The redemption was satisfied through the issuance of 46,322 common units of the Operating Partnership in lieu of cash or common shares of the Parent Company.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of June 30, 2018 and December 31, 2017, we owned 486 and 484 self-storage properties, respectively, totaling approximately 33.9 million rentable square feet.  As of June 30, 2018, we owned stores in the District of Columbia and the following 23 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia.  In addition, as of June 30, 2018, we managed 535 stores for third parties (including 125 stores containing an aggregate of approximately 7.4 million rentable square feet as part of four separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,021. As of June 30, 2018, we managed stores for third parties in the District of Columbia and the following 31 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the six months ended June 30, 2018.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the six months ended June 30, 2018 and 2017.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the six months ended June 30, 2018 and 2017.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements as the Company currently does not have any outstanding derivative financial instruments.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company plans to adopt the standard on January 1, 2019, the date it becomes effective for public companies, using the modified retrospective approach. Upon adoption, the Company anticipates that it will elect the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. At this time, the primary impact is expected to be related to the Company’s ten ground leases in which it serves as lessee.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of June 30, 2018, we owned 458 same-store properties and 28 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of June 30, 2018 and 2017, we owned 486 and 478 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2017 through June 30, 2018:

	2018	2017

Balance - January 1	484	475
Stores acquired	1	—
Stores developed	—	1
Balance - March 31	485	476
Stores acquired	1	3
Stores combined (1)	—	(1)
Balance - June 30	486	478
Stores developed		2
Balance - September 30		480
Stores acquired		4
Stores developed		1
Stores combined (2)		(1)
Balance - December 31		484

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

(3)

Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2018	2017	(Decrease)	Change	2018	2017	2018	2017	2018	2017	(Decrease)	Change
REVENUES:
Rental income	$120,737	$116,897	$3,840	3.3%	$7,106	$4,327	$—	$—	$127,843	$121,224	$6,619	5.5%
Other property related income	12,628	12,288	340	2.8%	937	586	1,482	1,006	15,047	13,880	1,167	8.4%
Property management fee income	—	—	—	0.0%	—	—	4,925	3,455	4,925	3,455	1,470	42.5%
Total revenues	133,365	129,185	4,180	3.2%	8,043	4,913	6,407	4,461	147,815	138,559	9,256	6.7%

OPERATING EXPENSES:
Property operating expenses	38,395	37,221	1,174	3.2%	3,504	2,370	7,629	5,230	49,528	44,821	4,707	10.5%
NET OPERATING INCOME (LOSS):	94,970	91,964	3,006	3.3%	4,539	2,543	(1,222)	(769)	98,287	93,738	4,549	4.9%

Store count	458	458			28	20			486	478
Total square footage	31,595	31,595			2,353	1,616			33,948	33,211
Period End Occupancy (1)	94.4%	94.5%			67.3%	64.8%			92.5%	93.0%
Period Average Occupancy (2)	93.6%	93.6%
Realized annual rent per occupied sq. ft. (3)	$16.33	$15.81

Depreciation and amortization									35,046	36,736	(1,690)	(4.6)%
General and administrative									8,341	8,800	(459)	(5.2)%
Acquisition related costs									—	668	(668)	(100.0)%
Subtotal									43,387	46,204	(2,817)	(6.1)%
OPERATING INCOME									54,900	47,534	7,366	15.5%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(15,451)	(13,975)	(1,476)	(10.6)%
Loan procurement amortization expense									(578)	(776)	198	25.5%
Equity in losses of real estate ventures									(309)	(253)	(56)	(22.1)%
Other									189	308	(119)	(38.6)%
Total other expense									(16,149)	(14,696)	(1,453)	(9.9)%

NET INCOME									38,751	32,838	5,913	18.0%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(426)	(427)	1	0.2%
Noncontrolling interests in subsidiaries									85	47	38	80.9%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$38,410	$32,458	$5,952	18.3%

(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $121.2 million during the three months ended June 30, 2017 to $127.8 million during the three months ended June 30, 2018, an increase of $6.6 million, or 5.5%. The $3.8 million increase in same-store rental income was due primarily to higher rental rates.  Realized annual rent per occupied square foot on our same-store portfolio increased 3.3% as a result of higher rates for new and existing customers for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.  The remaining increase is primarily attributable to $2.8 million of additional rental income from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio.

Other property related income increased from $13.9 million during the three months ended June 30, 2017 to $15.0 million during the three months ended June 30, 2018, an increase of $1.2 million, or 8.4%. The $0.3 million increase in same-store property related income is mainly attributable to increased insurance participation. The remainder of the increase is attributable to $0.4 million of additional other property related income derived from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio and $0.5 million resulting primarily from increased insurance participation at our managed stores.

Property management fee income increased from $3.5 million during the three months ended June 30, 2017 to $4.9 million during the three months ended June 30, 2018, an increase of $1.5 million, or 42.5%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (535 stores as of June 30, 2018 compared to 390 stores as of June 30, 2017).

Operating Expenses

Property operating expenses increased from $44.8 million during the three months ended June 30, 2017 to $49.5 million during the three months ended June 30, 2018, an increase of $4.7 million, or 10.5%. This increase is primarily attributable to a $2.4 million increase in costs associated with the growth in our third-party management program as well as system enhancements, a $1.2 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes and utility costs, and $1.1 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization decreased from $36.7 million during the three months ended June 30, 2017 to $35.0 million during the three months ended June 30, 2018, a decrease of $1.7 million, or 4.6%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisitions in 2012 that became fully depreciated during 2017.

General and administrative expenses decreased from $8.8 million during the three month ended June 30, 2017 to $8.3 million during the three months ended June 30, 2018, a decrease of $0.5 million, or 5.2%. The change is primarily attributable to a decrease in payroll expenses resulting from personnel changes.

Acquisition related costs decreased $0.7 million from the three months ended June 30, 2017 to the three months ended June 30, 2018 as a result of the Company’s January 1, 2018 adoption of ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which categorizes the majority of our property acquisitions as asset acquisitions, resulting in the capitalization of acquisition related costs.

Other (Expense) Income

Interest expense increased from $14.0 million during the three months ended June 30, 2017 to $15.5 million during the three months ended June 30, 2018, an increase of $1.5 million, or 10.6%.  The increase is attributable to a higher amount of outstanding debt during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017, and higher interest rates during the 2018 period. The average outstanding debt balance increased $47.8 million to $1.7 billion during the three months ended June 30, 2018 as compared to $1.6 billion during the three months ended June 30, 2017 as the result of borrowings to fund a portion of the Company’s acquisition and development activity. The weighted average effective interest rate on our outstanding debt increased from 3.80% for the three months ended June 30, 2017 to 3.93% for the three months ended June 30, 2018.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2018	2017	(Decrease)	Change	2018	2017	2018	2017	2018	2017	(Decrease)	Change
REVENUES:
Rental income	$238,247	$230,162	$8,085	3.5%	$13,757	$8,119	$—	$—	$252,004	$238,281	$13,723	5.8%
Other property related income	24,878	23,993	885	3.7%	1,671	1,024	2,745	1,846	29,294	26,863	2,431	9.0%
Property management fee income	—	—	—	0.0%	—	—	9,394	6,452	9,394	6,452	2,942	45.6%
Total revenues	263,125	254,155	8,970	3.5%	15,428	9,143	12,139	8,298	290,692	271,596	19,096	7.0%

OPERATING EXPENSES:
Property operating expenses	77,107	74,659	2,448	3.3%	6,627	4,656	14,548	10,380	98,282	89,695	8,587	9.6%
NET OPERATING INCOME (LOSS):	186,018	179,496	6,522	3.6%	8,801	4,487	(2,409)	(2,082)	192,410	181,901	10,509	5.8%

Store count	458	458			28	20			486	478
Total square footage	31,595	31,595			2,353	1,616			33,948	33,211
Period End Occupancy (1)	94.4%	94.5%			67.3%	64.8%			92.5%	93.0%
Period Average Occupancy (2)	92.8%	92.7%
Realized annual rent per occupied sq. ft. (3)	$16.26	$15.71

Depreciation and amortization									70,012	74,855	(4,843)	(6.5)%
General and administrative									17,085	18,294	(1,209)	(6.6)%
Acquisition related costs									—	827	(827)	(100.0)%
Subtotal									87,097	93,976	(6,879)	(7.3)%
OPERATING INCOME									105,313	87,925	17,388	19.8%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(30,606)	(27,574)	(3,032)	(11.0)%
Loan procurement amortization expense									(1,157)	(1,482)	325	21.9%
Equity in losses of real estate ventures									(493)	(1,025)	532	51.9%
Other									493	200	293	146.5%
Total other expense									(31,763)	(29,881)	(1,882)	(6.3)%

NET INCOME									73,550	58,044	15,506	26.7%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(809)	(704)	(105)	(14.9)%
Noncontrolling interests in subsidiaries									92	104	(12)	11.5%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$72,833	$57,444	$15,389	26.8%

(4)	Represents occupancy at June 30th of the respective period.
(5)	Represents the weighted average occupancy for the period.
(6)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $238.3 million during the six months ended June 30, 2017 to $252.0 million during the six months ended June 30, 2018, an increase of $13.7 million, or 5.8%.  The $8.1 million increase in same-store rental income was due primarily to higher rental rates.  Realized annual rent per occupied square foot on our same-store portfolio increased 3.5% as a result of higher rates for new and existing customers for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.  The remaining increase is primarily attributable to $5.6 million of additional rental income from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio.

Other property related income increased from $26.9 million during the six months ended June 30, 2017 to $29.3 million during the six months ended June 30, 2018, an increase of $2.4 million, or 9.0%. The $0.9 million increase in same-store property related income is mainly attributable to increased insurance participation. The remainder of the increase is attributable to $0.6 million of additional other property related income derived from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio and $0.9 million resulting primarily from increased insurance participation at our managed stores.

Property management fee income increased from $6.5 million during the six months ended June 30, 2017 to $9.4 million during the six months ended June 30, 2018, an increase of $2.9 million, or 45.6%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (535 stores as of June 30, 2018 compared to 390 stores as of June 30, 2017).

Operating Expenses

Property operating expenses increased from $89.7 million during the six months ended June 30, 2017 to $98.3 million during the six months ended June 30, 2018, an increase of $8.6 million, or 9.6%. This increase is primarily attributable to a $4.2 million increase in costs associated with the growth in our third-party management program as well as system enhancements, a $2.4 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes, utility costs, and snow removal expenses, and $2.0 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization decreased from $74.9 million during the six months ended June 30, 2017 to $70.0 million during the six months ended June 30, 2018, a decrease of $4.8 million, or 6.5%. This decrease is primarily attributable to five-year assets acquired as part of the Company’s acquisitions in 2012 that became fully depreciated during 2017.

General and administrative expenses decreased from $18.3 million during the six months ended June 30, 2017 to $17.1 million during the six months ended June 30, 2018, a decrease of $1.2 million, or 6.6%. The change is primarily attributable to a $1.0 million decrease in professional fees.

Acquisition related costs decreased $0.8 million from the six months ended June 30, 2017 to the six months ended June 30, 2018 as a result of the Company’s January 1, 2018 adoption of ASU 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which categorizes the majority of our property acquisitions as asset acquisitions, resulting in the capitalization of acquisition related costs.

Other (Expense) Income

Interest expense increased from $27.6 million during the six months ended June 30, 2017 to $30.6 million during the six months ended June 30, 2018, an increase of $3.0 million, or 11.0%. The increase is attributable to a higher amount of outstanding debt during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, and higher interest rates during the 2018 period. The average outstanding debt balance increased $52.1 million to $1.7 billion during the six months ended June 30, 2018 as compared to $1.6 billion during the six months ended June 30, 2017 as the result of borrowings to fund a portion of the Company’s acquisition and development activity. The weighted average effective interest rate on our outstanding debt increased from 3.75% for the six months ended June 30, 2017 to 3.90% for the six months ended June 30, 2018.

Equity in losses of real estate ventures fluctuated from a loss of $1.0 million during the six months ended June 30, 2017 to a loss of $0.5 million during the six months ended June 30, 2018, a change of $0.5 million, or 51.9%. The change is mainly driven by our share of the losses attributable to HVP III and HHFNE, real estate ventures in which we own a 10% interest in each. The loss incurred in 2017 was primarily the result of amortization expense associated with the in-place lease intangible that was recorded in connection with HVP III’s and HHFNE’s acquisition of 38 and 13 properties, respectively, during 2016.

Cash Flows

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Six Months Ended June 30,
Net cash provided by (used in):	2018	2017	Change
	(in thousands)

Operating activities	$155,682	$147,048	$8,634
Investing activities	$(100,690)	$(49,631)	$(51,059)
Financing activities	$(54,626)	$(96,042)	$41,416

Cash provided by operating activities for the six months ended June 30, 2018 and 2017 was $155.7 million and $147.0 million, respectively, reflecting an increase of $8.6 million.  Our increased cash flow from operating activities is primarily attributable to our 2017 and 2018 acquisitions and increased net operating income levels on the same-store portfolio in the 2018 period as compared to the 2017 period.

Cash used in investing activities increased from $49.6 million for the six months ended June 30, 2017 to $100.7 million for the six months ended June 30, 2018, reflecting an increase of $51.1 million. The change is primarily driven by a $28.4 million increase in cash used for development costs as a result of the acquisition of the noncontrolling interest in a previously consolidated development joint venture for $20.4 million during the first quarter of 2018. The change is also driven by a $14.0 million increase in our investment in real estate ventures to fund the acquisition of eight properties during the six months ended June 30, 2018 by HVP IV, an unconsolidated real estate venture in which we own a 20% interest. The remaining increase is attributable to an increase in cash used for acquisitions of self-storage properties. Cash used during the six months ended June 30, 2018 related to the acquisition of two stores for an aggregate purchase price of $31.2 million, inclusive of $7.2 million of assumed debt and $4.8 million of OP units issued, while cash used during the six months ended June 30, 2017 related to the acquisition of three stores for an aggregate purchase price of $33.1 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued.

Cash used in financing activities decreased from $96.0 million for the six months ended June 30, 2017 to $54.6 million for the six months ended June 30, 2018, reflecting a decrease of $41.4 million. This change is primarily the result of a $95.6 million increase in proceeds received from the issuance of common shares, offset by a $50.7 million net decrease in revolving credit facility borrowings during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2018 fiscal year, we expect recurring capital expenditures to be approximately $7.0 million to $11.0 million, planned capital improvements and store upgrades to be approximately $3.0 million to $6.0 million and costs associated with the development of new stores to be approximately $35.0 million to $50.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $1.3 million for the remainder of 2018.

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

As of June 30, 2018, we had approximately $6.5 million in available cash and cash equivalents.  In addition, we had approximately $451.6 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(593)	(617)
Less: Loan procurement costs, net	(6,415)	(6,923)
Total unsecured senior notes, net	$1,142,992	$1,142,460

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of June 30, 2018, $451.6 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of June 30, 2018, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

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

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	June 30,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2018	2017	June 30, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	3.39%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.24%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(402)	(604)
Total unsecured term loans, net	$299,598	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR. As of June 30, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.34%.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at June 30, 2018 and no further borrowings may be made under the term loans. Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of June 30, 2018, we were in compliance with all of our financial covenants, and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 40.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the six months ended June 30, 2018, we sold a total of 3.1 million common shares under the Equity Distribution Agreements at an average sales price of $30.78 per share, resulting in gross proceeds of $96.5 million under the program. We incurred $1.1 million of offering costs in conjunction with the 2018 sales. We used proceeds from the sales conducted during the six months ended June 30, 2018 to fund acquisitions of storage facilities and for general corporate purposes. As of June 30, 2018, 1.6 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders and FFO, as adjusted, attributable to common shareholders and OP Unit holders for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income attributable to the Company’s common shareholders	$38,410	$32,458	$72,833	$57,444

Add:
Real estate depreciation and amortization:
Real property	34,346	36,078	68,605	73,553
Company’s share of unconsolidated real estate ventures	2,593	2,479	5,011	5,259
Noncontrolling interests in the Operating Partnership	426	427	809	704
FFO attributable to common shareholders and OP unitholders	$75,775	$71,442	$147,258	$136,960

Add:
Loan procurement amortization expense - early repayment of debt	—	190	—	190
Acquisition related costs	—	668	—	827
FFO, as adjusted, attributable to common shareholders and OP unitholders	$75,775	$72,300	$147,258	$137,977

Weighted-average diluted shares outstanding	184,523	181,189	183,753	181,198
Weighted-average diluted units outstanding	2,021	2,288	2,005	2,160
Weighted-average diluted shares and units outstanding	186,544	183,477	185,758	183,358

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

As of June 30, 2018, our consolidated debt consisted of $1.3 billion of outstanding mortgages and unsecured senior notes that are subject to fixed rates.  Additionally, as of June 30, 2018, there were $47.7 million and $300.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $67.0 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $72.0 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	146	$27.95	N/A	3,000,000
May 1 - May 31	232	$29.73	N/A	3,000,000
June 1 - June 30	43	$31.85	N/A	3,000,000
Total	421	$29.33	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: July 27, 2018	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: July 27, 2018	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)