Form 10-Q
period 2018-09-30
CubeSmart; CubeSmart, L.P.
filed 2018-10-26
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018.

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 24, 2018
Common shares, $0.01 par value per share, of CubeSmart	186,306,533

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2018 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2018, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
Storage properties	$4,323,372	$4,161,715
Less: Accumulated depreciation	(838,325)	(752,925)
Storage properties, net (including VIE assets of $312,286 and $291,496, respectively)	3,485,047	3,408,790
Cash and cash equivalents	3,387	5,268
Restricted cash	3,092	3,890
Loan procurement costs, net of amortization	1,134	1,592
Investment in real estate ventures, at equity	98,156	91,206
Other assets, net	49,234	34,590
Total assets	$3,640,050	$3,545,336

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,143,258	$1,142,460
Revolving credit facility	94,250	81,700
Unsecured term loans, net	299,699	299,396
Mortgage loans and notes payable, net	109,058	111,434
Accounts payable, accrued expenses and other liabilities	153,185	143,344
Distributions payable	56,584	55,297
Deferred revenue	23,072	21,529
Security deposits	476	486
Total liabilities	1,879,582	1,855,646

Noncontrolling interests in the Operating Partnership	58,446	54,320

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 186,304,300 and 182,215,735 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	1,863	1,822
Additional paid-in capital	2,472,839	2,356,620
Accumulated other comprehensive income	—	3
Accumulated deficit	(779,533)	(729,311)
Total CubeSmart shareholders’ equity	1,695,169	1,629,134
Noncontrolling interests in subsidiaries	6,853	6,236
Total equity	1,702,022	1,635,370
Total liabilities and equity	$3,640,050	$3,545,336

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES
Rental income	$132,476	$125,699	$384,480	$363,980
Other property related income	15,494	14,241	44,788	41,104
Property management fee income	5,400	3,925	14,794	10,377
Total revenues	153,370	143,865	444,062	415,461
OPERATING EXPENSES
Property operating expenses	48,755	47,152	147,037	136,847
Depreciation and amortization	35,239	35,971	105,251	110,826
General and administrative	9,780	8,228	26,865	26,522
Acquisition related costs	—	235	—	1,062
Total operating expenses	93,774	91,586	279,153	275,257
OPERATING INCOME	59,596	52,279	164,909	140,204
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(15,191)	(14,454)	(45,797)	(42,028)
Loan procurement amortization expense	(578)	(577)	(1,735)	(2,059)
Equity in losses of real estate ventures	(292)	(280)	(785)	(1,305)
Other	(233)	741	260	941
Total other expense	(16,294)	(14,570)	(48,057)	(44,451)
NET INCOME	43,302	37,709	116,852	95,753
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(476)	(490)	(1,285)	(1,194)
Noncontrolling interest in subsidiaries	74	78	166	182
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$42,900	$37,297	$115,733	$94,741

Basic earnings per share attributable to common shareholders	$0.23	$0.21	$0.63	$0.53
Diluted earnings per share attributable to common shareholders	$0.23	$0.21	$0.63	$0.52

Weighted-average basic shares outstanding	186,074	180,304	184,036	180,218
Weighted-average diluted shares outstanding	186,916	181,286	184,829	181,225

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$43,302	$37,709	$116,852	$95,753
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	—	(10)	60	127
Reclassification of realized losses (gains) on interest rate swaps	—	317	(60)	1,378
OTHER COMPREHENSIVE INCOME	—	307	—	1,505
COMPREHENSIVE INCOME	43,302	38,016	116,852	97,258
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(476)	(494)	(1,289)	(1,212)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	74	78	166	182
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$42,900	$37,600	$115,729	$96,228

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries							917	917
Distributions to noncontrolling interests in subsidiaries							(134)	(134)
Issuance of common shares	3,554	36	108,299			108,335		108,335
Issuance of restricted shares	85	1				1		1
Issuance of OP units									6,242
Conversion from units to shares	44		1,342			1,342		1,342	(1,342)
Exercise of stock options	405	4	3,831			3,835		3,835
Amortization of restricted shares			1,593			1,593		1,593
Share compensation expense			1,154			1,154		1,154
Adjustment for noncontrolling interests in the Operating Partnership					234	234		234	(234)
Net income (loss)					115,733	115,733	(166)	115,567	1,285
Other comprehensive (loss) income, net				(3)	405	402		402	4
Common share distributions					(166,594)	(166,594)		(166,594)	(1,829)
Balance at September 30, 2018	186,304	$1,863	$2,472,839	$—	$(779,533)	$1,695,169	$6,853	$1,702,022	$58,446

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2016	180,083	$1,801	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries							717	717
Acquisition of noncontrolling interest in subsidiary			(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares			(219)			(219)		(219)
Issuance of restricted shares	106	1				1		1
Issuance of OP units									12,324
Conversion from units to shares	594	6	15,700			15,706		15,706	(15,706)
Exercise of stock options	98	1	864			865		865
Amortization of restricted shares			997			997		997
Share compensation expense			1,148			1,148		1,148
Adjustment for noncontrolling interest in the Operating Partnership					1,756	1,756		1,756	(1,756)
Net income (loss)					94,741	94,741	(182)	94,559	1,194
Other comprehensive income, net				1,487		1,487		1,487	18
Common share distributions					(146,318)	(146,318)		(146,318)	(1,722)
Balance at September 30, 2017	180,881	$1,809	$2,323,878	$(363)	$(708,404)	$1,616,920	$5,983	$1,622,903	$48,759

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$116,852	$95,753
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	106,986	112,885
Equity in losses of real estate ventures	785	1,305
Equity compensation expense	4,196	4,179
Accretion of fair market value adjustment of debt	(553)	(373)
Changes in other operating accounts:
Other assets	(5,765)	(10,078)
Accounts payable and accrued expenses	10,821	18,588
Other liabilities	1,240	1,403
Net cash provided by operating activities	$234,562	$223,662
Investing Activities
Acquisitions of storage properties	(83,399)	(13,875)
Additions and improvements to storage properties	(19,174)	(22,485)
Development costs	(69,715)	(53,713)
Investment in real estate ventures	(19,154)	(191)
Cash distributed from real estate ventures	6,419	6,113
Net cash used in investing activities	$(185,023)	$(84,151)
Financing Activities
Proceeds from:
Unsecured senior notes	—	103,192
Revolving credit facility	452,460	449,900
Principal payments on:
Revolving credit facility	(439,910)	(426,500)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(9,137)	(8,022)
Loan procurement costs	—	(953)
Acquisition of noncontrolling interest in subsidiary	—	(9,033)
Proceeds from issuance of common shares, net	108,336	(218)
Cash paid upon vesting of restricted shares	(1,449)	(2,034)
Exercise of stock options	3,835	865
Contributions from noncontrolling interests in subsidiaries	917	717
Distributions paid to noncontrolling interests in subsidiaries	(134)	—
Distributions paid to common shareholders	(165,357)	(146,107)
Distributions paid to noncontrolling interests in Operating Partnership	(1,779)	(1,765)
Net cash used in financing activities	$(52,218)	$(139,958)
Change in cash, cash equivalents, and restricted cash	(2,679)	(447)
Cash, cash equivalents, and restricted cash at beginning of period	9,158	10,866
Cash, cash equivalents, and restricted cash at end of period	$6,479	$10,419
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$48,794	$46,474
Supplemental disclosure of noncash activities:
Accretion of put liability	$20,877	$25,595
Derivative valuation adjustment	$406	$1,505
Mortgage loan assumptions	$7,166	$6,201
Issuance of OP units	$6,242	$12,324
Liability for acquisition of storage property	$—	$1,470

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2018	2017
	(unaudited)

ASSETS
Storage properties	$4,323,372	$4,161,715
Less: Accumulated depreciation	(838,325)	(752,925)
Storage properties, net (including VIE assets of $312,286 and $291,496, respectively)	3,485,047	3,408,790
Cash and cash equivalents	3,387	5,268
Restricted cash	3,092	3,890
Loan procurement costs, net of amortization	1,134	1,592
Investment in real estate ventures, at equity	98,156	91,206
Other assets, net	49,234	34,590
Total assets	$3,640,050	$3,545,336

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,143,258	$1,142,460
Revolving credit facility	94,250	81,700
Unsecured term loans, net	299,699	299,396
Mortgage loans and notes payable, net	109,058	111,434
Accounts payable, accrued expenses and other liabilities	153,185	143,344
Distributions payable	56,584	55,297
Deferred revenue	23,072	21,529
Security deposits	476	486
Total liabilities	1,879,582	1,855,646

Limited Partnership interests of third parties	58,446	54,320

Commitments and contingencies

Capital
Operating Partner	1,695,169	1,629,131
Accumulated other comprehensive income	—	3
Total CubeSmart, L.P. capital	1,695,169	1,629,134
Noncontrolling interests in subsidiaries	6,853	6,236
Total capital	1,702,022	1,635,370
Total liabilities and capital	$3,640,050	$3,545,336

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

REVENUES
Rental income	$132,476	$125,699	$384,480	$363,980
Other property related income	15,494	14,241	44,788	41,104
Property management fee income	5,400	3,925	14,794	10,377
Total revenues	153,370	143,865	444,062	415,461
OPERATING EXPENSES
Property operating expenses	48,755	47,152	147,037	136,847
Depreciation and amortization	35,239	35,971	105,251	110,826
General and administrative	9,780	8,228	26,865	26,522
Acquisition related costs	—	235	—	1,062
Total operating expenses	93,774	91,586	279,153	275,257
OPERATING INCOME	59,596	52,279	164,909	140,204
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(15,191)	(14,454)	(45,797)	(42,028)
Loan procurement amortization expense	(578)	(577)	(1,735)	(2,059)
Equity in losses of real estate ventures	(292)	(280)	(785)	(1,305)
Other	(233)	741	260	941
Total other expense	(16,294)	(14,570)	(48,057)	(44,451)
NET INCOME	43,302	37,709	116,852	95,753
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	74	78	166	182
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	43,376	37,787	117,018	95,935
Operating Partnership interests of third parties	(476)	(490)	(1,285)	(1,194)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$42,900	$37,297	$115,733	$94,741

Basic earnings per unit attributable to common unitholders	$0.23	$0.21	$0.63	$0.53
Diluted earnings per unit attributable to common unitholders	$0.23	$0.21	$0.63	$0.52

Weighted-average basic units outstanding	186,074	180,304	184,036	180,218
Weighted-average diluted units outstanding	186,916	181,286	184,829	181,225

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

NET INCOME	$43,302	$37,709	$116,852	$95,753
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	—	(10)	60	127
Reclassification of realized losses (gains) on interest rate swaps	—	317	(60)	1,378
OTHER COMPREHENSIVE INCOME	—	307	—	1,505
COMPREHENSIVE INCOME	43,302	38,016	116,852	97,258
Comprehensive income attributable to Operating Partnership interests of third parties	(476)	(494)	(1,289)	(1,212)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	74	78	166	182
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$42,900	$37,600	$115,729	$96,228

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries					917	917
Distributions from noncontrolling interests in subsidiaries					(134)	(134)
Issuance of common OP units	3,554	108,335		108,335		108,335
Issuance of restricted OP units	85	1		1		1
Issuance of OP units							6,242
Conversion from OP units to shares	44	1,342		1,342		1,342	(1,342)
Exercise of OP unit options	405	3,835		3,835		3,835
Amortization of restricted OP units		1,593		1,593		1,593
OP unit compensation expense		1,154		1,154		1,154
Adjustment for Limited Partnership interests of third parties		234		234		234	(234)
Net income (loss)		115,733		115,733	(166)	115,567	1,285
Other comprehensive income (loss), net		405	(3)	402		402	4
Common OP unit distributions		(166,594)		(166,594)		(166,594)	(1,829)
Balance at September 30, 2018	186,304	$1,695,169	$—	$1,695,169	$6,853	$1,702,022	$58,446

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2016	180,083	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interests in subsidiaries					717	717
Acquisition of noncontrolling interest in subsidiary		(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units		(219)		(219)		(219)
Issuance of restricted OP units	106	1		1		1
Issuance of OP units							12,324
Conversion from units to shares	594	15,706		15,706		15,706	(15,706)
Exercise of OP unit options	98	865		865		865
Amortization of restricted OP units		997		997		997
OP unit compensation expense		1,148		1,148		1,148
Adjustment for Operating Partnership interests of third parties		1,756		1,756		1,756	(1,756)
Net income (loss)		94,741		94,741	(182)	94,559	1,194
Other comprehensive income, net			1,487	1,487		1,487	18
Common OP unit distributions		(146,318)		(146,318)		(146,318)	(1,722)
Balance at September 30, 2017	180,881	$1,617,283	$(363)	$1,616,920	$5,983	$1,622,903	$48,759

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$116,852	$95,753
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	106,986	112,885
Equity in losses of real estate ventures	785	1,305
Equity compensation expense	4,196	4,179
Accretion of fair market value adjustment of debt	(553)	(373)
Changes in other operating accounts:
Other assets	(5,765)	(10,078)
Accounts payable and accrued expenses	10,821	18,588
Other liabilities	1,240	1,403
Net cash provided by operating activities	$234,562	$223,662
Investing Activities
Acquisitions of storage properties	(83,399)	(13,875)
Additions and improvements to storage properties	(19,174)	(22,485)
Development costs	(69,715)	(53,713)
Investment in real estate ventures	(19,154)	(191)
Cash distributed from real estate ventures	6,419	6,113
Net cash used in investing activities	$(185,023)	$(84,151)
Financing Activities
Proceeds from:
Unsecured senior notes	—	103,192
Revolving credit facility	452,460	449,900
Principal payments on:
Revolving credit facility	(439,910)	(426,500)
Unsecured term loans	—	(100,000)
Mortgage loans and notes payable	(9,137)	(8,022)
Loan procurement costs	—	(953)
Acquisition of noncontrolling interest in subsidiary	—	(9,033)
Proceeds from issuance of common OP units	108,336	(218)
Cash paid upon vesting of restricted OP units	(1,449)	(2,034)
Exercise of OP unit options	3,835	865
Contributions from noncontrolling interests in subsidiaries	917	717
Distributions paid to noncontrolling interests in subsidiaries	(134)	—
Distributions paid to common OP unitholders	(167,136)	(147,872)
Net cash used in financing activities	$(52,218)	$(139,958)
Change in cash, cash equivalents, and restricted cash	(2,679)	(447)
Cash, cash equivalents, and restricted cash at beginning of period	9,158	10,866
Cash, cash equivalents, and restricted cash at end of period	$6,479	$10,419
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$48,794	$46,474
Supplemental disclosure of noncash activities:
Accretion of put liability	$20,877	$25,595
Derivative valuation adjustment	$406	$1,505
Mortgage loan assumptions	$7,166	$6,201
Issuance of OP units	$6,242	$12,324
Liability for acquisition of storage property	$—	$1,470

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2018, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2018, the Parent Company owned approximately 98.9% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2017, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

On January 1, 2018, the Company adopted Accounting Standard Updated (“ASU”) No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which requires retrospective application for a number of cash flow classification items for which there was diversity in practice. See Recent Accounting Pronouncements below for the specific cash flow areas addressed by the new standard. As a result of adopting the new guidance, $0.9 million of proceeds received from the settlement of insurance claims during the nine months ended September 30, 2017 have been reclassified from operating activities to investing activities within the consolidated statements of cash flows.

On January 1, 2018, the Company also adopted ASU No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $0.2 million and $3.9 million of restricted cash, which were previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the nine months ended September 30, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of period.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2018	2017
	(in thousands)
Land	$755,732	$711,140
Buildings and improvements	3,248,342	3,086,252
Equipment	179,037	182,958
Construction in progress	140,261	181,365
Storage properties	4,323,372	4,161,715
Less: Accumulated depreciation	(838,325)	(752,925)
Storage properties, net	$3,485,047	$3,408,790

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2017 through September 30, 2018:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
			5	$90,750

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

4. INVESTMENT ACTIVITY

2018 Acquisitions

During the nine months ended September 30, 2018, the Company acquired five stores located throughout the United States, for an aggregate purchase price of approximately $90.8 million. In connection with these acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $2.9 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three and nine months ended September 30, 2018 was approximately $0.5 million and $0.7 million, respectively. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). Following a 13-month lock-up period, the holder may tender the OP Units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company.  The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption.

The following table summarizes the Company’s revenue and earnings associated with the 2018 acquisitions from the acquisition date, that are included in the consolidated statements of operations for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
	(in thousands)
Total revenue	$922	$1,391
Net loss	(652)	(941)

As of September 30, 2018, the Company was under contract and had made aggregate deposits of $5.3 million associated with four stores, including one store to be acquired after the completion of construction and the issuance of the certificate of occupancy, for an aggregate acquisition price of $132.6 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. The purchase of the store under construction is expected to occur during the fourth quarter of 2018 after the completion of construction and the issuance of a certificate of occupancy. This acquisition is subject to due diligence and other customary closing conditions and no assurance can be provided that this acquisition will be completed on the terms described, or at all.

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired six stores located throughout the United States, including two stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $69.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $3.2 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the three and nine months ended September 30, 2018 was approximately $0.3 million and $1.6 million, respectively. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP Units that were valued at approximately $12.3 million as consideration for the remainder of the purchase price (see note 12).

During the year ended December 31, 2017, the Company also acquired a store in Illinois upon completion of construction and the issuance of a certificate of occupancy for $11.2 million. The purchase price was satisfied with $9.7 million of cash and 58,400 newly created Class C OP Units. Each Class C OP Unit had a stated value of $25 and an annual distribution rate of 3% of the stated value. On July 23, 2018, all of the Class C OP Units were exchanged for an aggregate of 46,322 common units of the Operating Partnership. Because the Class C OP Units represented an unconditional obligation that the Company settled by issuing a variable number of its common shares with a monetary value that was known at inception, the Class C OP Units were classified as a liability in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets prior to redemption.

Development

As of September 30, 2018, the Company had invested in joint ventures to develop six self-storage properties located in Massachusetts (2), New Jersey (1), and New York (3). Construction for all projects is expected to be completed by the fourth quarter of 2019 (see note 12). As of September 30, 2018, development costs incurred to date for these projects totaled $103.9 million. Total construction costs for these projects are expected to be $162.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2017 through September 30, 2018. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Bronx, NY	1	Q3 2018	51%	$91,500
Brooklyn, NY (1)	1	Q4 2017	100%	49,300
Washington, D.C.	1	Q3 2017	100%	27,800
New York, NY	1	Q3 2017	90%	81,200
North Palm Beach, FL	1	Q1 2017	100%	9,700
	5			$259,500

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

Capital Storage Partners, LLC (“Capital Storage”)

On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A Preferred Units of Capital Storage Partners, LLC, a newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5), and Texas (13). The Class A Preferred Units earn an 11% cumulative dividend prior to any other distributions. The Company’s investment in Capital Storage and the related dividends are included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

191 IV CUBE LLC (“HVP IV”)

On October 16, 2017, the Company acquired a self-storage property located in Texas for $9.4 million, which it then contributed to a newly-formed joint venture on November 1, 2017. In return for contributing the property to HVP IV, the Company received approximately $7.5 million in cash and a 20% ownership interest in the venture. During the nine months ended September 30, 2018, HVP IV acquired ten additional stores located in Arizona (2), Florida (3), Georgia (2), Maryland (1), and Texas (2) for an aggregate purchase price of $114.4 million, of which the Company has contributed $14.1 million. On May 16, 2018 and August 15, 2018, HVP IV received $43.7 million and $24.4 million advances, respectively, on its $107.0 million loan facility, which encumbers the 11 stores that are owned by the venture as of September 30, 2018. The loan bears interest at LIBOR plus 1.70% and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of September 30, 2018, HVP IV was under contract, and had made aggregate deposits of $0.2 million, to acquire two stores located in Connecticut for an aggregate purchase price of $15.1 million.

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

The amounts reflected in the following table are based on the historical financial information of the real estate ventures.

The following is a summary of the financial position of the Ventures as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Assets
Storage properties, net	$734,063	$647,668
Other assets	37,284	8,284
Total assets	$771,347	$655,952

Liabilities and equity
Other liabilities	$12,300	$6,853
Debt	413,522	346,475
Equity
CubeSmart	98,156	91,206
Joint venture partners	247,369	211,418
Total liabilities and equity	$771,347	$655,952

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Total revenues	$23,463	$20,796	$66,665	$60,415
Operating expenses	9,583	8,673	28,269	25,650
Other expense (income)	242	(27)	807	517
Interest expense, net	3,494	2,942	9,515	8,760
Depreciation and amortization	11,223	10,426	31,042	34,826
Net loss	$(1,079)	$(1,218)	$(2,968)	$(9,338)
Company’s share of net loss	$(292)	$(280)	$(785)	$(1,305)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(581)	(617)
Less: Loan procurement costs, net	(6,161)	(6,923)
Total unsecured senior notes, net	$1,143,258	$1,142,460

(1)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted-average effective interest rate of the 2023 notes is 4.330%.

(2)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted-average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of September 30, 2018, $405.1 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of September 30, 2018, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

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

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	September 30,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2018	2017	September 30, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	3.56%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.41%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(301)	(604)
Total unsecured term loans, net	$299,699	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR. As of September 30, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.51%.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at September 30, 2018 and no further borrowings may be made under the term loans. The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2018, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2018	2017	Interest Rate	Date
	(in thousands)
YSI 33	$9,299	$9,547	6.42%	Jul-19
YSI 26	8,075	8,228	4.56%	Nov-20
YSI 57	2,835	2,889	4.61%	Nov-20
YSI 55	22,161	22,508	4.85%	Jun-21
YSI 24	25,100	25,700	4.64%	Jun-21
YSI 65	2,376	2,411	3.85%	Jun-23
YSI 66	31,313	31,727	3.51%	Jun-23
YSI 68	5,666	5,786	3.78%	May-24
Principal balance outstanding	106,825	108,796
Plus: Unamortized fair value adjustment	2,733	3,286
Less: Loan procurement costs, net	(500)	(648)
Total mortgage loans and notes payable, net	$109,058	$111,434

As of September 30, 2018 and December 31, 2017, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $232.3 million and $236.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2018 (in thousands):

2018	$679
2019	11,652
2020	12,791
2021	45,057
2022	923
2023 and thereafter	35,723
Total mortgage payments	106,825
Plus: Unamortized fair value adjustment	2,733
Less: Loan procurement costs, net	(500)
Total mortgage loans and notes payable, net	$109,058

9. ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component for the nine months ended September 30, 2018 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps

Other comprehensive gain before reclassifications	$59
Amounts reclassified from accumulated other comprehensive income	(62)	(1)
Net current-period other comprehensive loss	(3)
Balance at December 31, 2017	3
Balance at September 30, 2018	$—

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2018 and December 31, 2017, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type (1)	September 30, 2018	December 31, 2017	Strike	Date	Maturity	September 30, 2018	December 31, 2017

Swap	Cash flow	$—	$40,000	2.4590%	6/20/2011	6/20/2018	$—	$(161)
Swap	Cash flow	—	40,000	2.4725%	6/20/2011	6/20/2018	—	(163)
Swap	Cash flow	—	20,000	2.4750%	6/20/2011	6/20/2018	—	(82)
		$—	$100,000				$—	$(406)

(1)	Hedging unsecured variable rate debt by fixing 30-day LIBOR.

The Company measured its derivative instruments at fair value and recorded them in the balance sheet as either an asset or liability. As of September 30, 2018 all derivative instruments had reached maturity. As of December 31, 2017, all derivative instruments were included in accounts payable, accrued expenses and other liabilities in the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives were reported in accumulated other comprehensive income. Amounts reported in accumulated other comprehensive income related to derivatives were reclassified to interest expense as interest payments were made on the Company’s variable-rate debt. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.3 million of unrealized losses from accumulated other comprehensive income as an increase to interest expense during the nine months ended September 30, 2018.

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

There were no financial assets or liabilities carried at fair value as of September 30, 2018. Financial assets and liabilities carried at fair value as of December 31, 2017 are classified in the table below in one of the three categories described above (in thousands):

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2018 and December 31, 2017. The aggregate carrying value of the Company’s debt was $1.7 billion and $1.6 billion at September 30, 2018 and December 31, 2017, respectively. The estimated fair value of the Company’s debt was $1.6 billion and $1.7 billion at September 30, 2018 and December 31, 2017, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2018 and December 31, 2017. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	September 30, 2018
Development Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q4 2019 (est.)	90%	$3,417	$1,833
CS SDP Newtonville, LLC ("Newton") (3)	1	Newton, MA	Q4 2019 (est.)	90%	7,030	500
CS 1158 McDonald Ave, LLC ("McDonald Ave") (1)	1	Brooklyn, NY	Q3 2019 (est.)	51%	26,391	6,775
CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	15,137	10,219
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q1 2019 (est.)	90%	11,793	6,053
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q1 2019 (est.)	51%	37,646	13,479
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q3 2018	51%	88,413	41,109
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017	90%	79,375	33,052
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Queens, NY	Q4 2015	90%	17,646	12,486
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	15,763	12,587
	10				$302,611	$138,093

(1)

The noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of September 30, 2018, has accrued $5.6 million, $8.2 million, $12.0 million, and $37.8 million related to McDonald Ave, 22nd St, 46th St, and Exterior St, respectively.

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

(3)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of September 30, 2018, the Company has funded $0.7 million of a total $6.9 million loan commitment to 92nd St, $0.5 million of a total $12.1 million loan commitment to Newton, $4.9 million of a total $10.8 million loan commitment to Waltham, $12.4 million of a total $12.8 million loan commitment to Jamaica Ave, and $12.4 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation.

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

Approximately 1.1% and 1.0% of the outstanding OP Units as of September 30, 2018 and December 31, 2017, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On January 31, 2018, the Company acquired a store in Texas for $12.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $7.2 million and immediately repaid the loan. In conjunction with the closing, the Company paid $0.2 million in cash and issued 168,011 OP Units, valued at approximately $4.8 million, to pay the remaining consideration.

On April 12, 2017, the Company acquired a store in Illinois for $11.2 million. In conjunction with the closing, the Company paid $9.7 million and issued 58,400 Class C OP Units to pay the remaining consideration. On July 23, 2018, all of the 58,400 Class C OP Units were exchanged for an aggregate of 46,322 common units of the Operating Partnership.

On May 9, 2017, the Company acquired a store in Maryland for $18.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $5.9 million. In conjunction with the closing, the Company issued 440,160 OP Units, valued at approximately $12.3 million, to pay the remaining consideration.

As of September 30, 2018 and December 31, 2017, 2,048,570 and 1,878,253 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at September 30, 2018 and December 31, 2017. As of September 30, 2018, the Operating Partnership recorded increases to OP Units owned by third parties and corresponding increases to capital of $0.2 million. As of December 31, 2017, the Operating Partnership recorded increases to OP Units owned by third parties and corresponding decreases to capital of $ $4.0 million.

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

14. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2018 totaled $1.2 million and $3.2 million, respectively. Total management fees for unconsolidated joint ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2017 totaled $0.9 million and $2.7 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $9.8 million and $7.5 million as of September 30, 2018 and December 31, 2017, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $30.9 million and $25.5 million as of September 30, 2018 and December 31, 2017, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV, and HHFNE operating agreements provide for acquisition fees payable from HVP III, HVP IV, and HHFNE to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP III, HVP IV, and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.6 million, respectively, in acquisition fees. During the nine months ended September 30, 2017, the Company recognized $0.4 million in acquisition fees. The Company did not recognize any acquisition fees during the three months ended September 30, 2017. Acquisition fees are included in Other income on the consolidated statements of operations.

15. PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2018 and the year ended December 31, 2017, the Company acquired five stores for an aggregate purchase price of $90.8 million (see note 4) and seven stores for an aggregate purchase price of approximately $80.7 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2018 and 2017 based on the assumptions described above:

	Nine Months Ended September 30,
	2018	2017
	(in thousands, except per share data)

Pro forma revenues	$446,598	$421,525
Pro forma net income	$119,477	$103,022
Earnings per share attributable to common shareholders:
Basic - as reported	$0.63	$0.53
Diluted - as reported	$0.63	$0.52
Basic - as pro forma	$0.64	$0.57
Diluted - as pro forma	$0.64	$0.56

16. SUBSEQUENT EVENTS

Subsequent to September 30, 2018, the Company acquired two self-storage properties located in California and Texas for an aggregate purchase price of $76.4 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2018 and December 31, 2017, we owned 490 and 484 self-storage properties, respectively, totaling approximately 34.5 million rentable square feet.  As of September 30, 2018, we owned stores in the District of Columbia and the following 23 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia. In addition, as of September 30, 2018, we managed 582 stores for third parties (including 149 stores containing an aggregate of approximately 8.9 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,072. As of September 30, 2018, we managed stores for third parties in the District of Columbia and the following 35 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of total revenues for the nine months ended September 30, 2018.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the nine months ended September 30, 2018 and 2017.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture.  Under the equity method, investments in unconsolidated joint ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the nine months ended September 30, 2018 and 2017.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented.   We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of September 30, 2018, we owned 458 same-store properties and 32 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of September 30, 2018 and 2017, we owned 490 and 480 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2017 through September 30, 2018:

	2018	2017

Balance - January 1	484	475
Stores acquired	1	—
Stores developed	—	1
Balance - March 31	485	476
Stores acquired	1	3
Stores combined (1)	—	(1)
Balance - June 30	486	478
Stores acquired	3	—
Stores developed	1	2
Balance - September 30	490	480
Stores acquired		4
Stores developed		1
Stores combined (2)		(1)
Balance - December 31		484

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

(3)

Comparison of the three months ended September 30, 2018 to the three months ended September 30, 2017 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2018	2017	(Decrease)	Change	2018	2017	2018	2017	2018	2017	(Decrease)	Change
REVENUES:
Rental income	$124,017	$120,500	$3,517	2.9%	$8,459	$5,199	$—	$—	$132,476	$125,699	$6,777	5.4%
Other property related income	12,794	12,386	408	3.3%	1,058	662	1,642	1,193	15,494	14,241	1,253	8.8%
Property management fee income	—	—	—	0.0%	—	—	5,400	3,925	5,400	3,925	1,475	37.6%
Total revenues	136,811	132,886	3,925	3.0%	9,517	5,861	7,042	5,118	153,370	143,865	9,505	6.6%

OPERATING EXPENSES:
Property operating expenses	37,941	37,733	208	0.6%	3,968	2,634	6,846	6,785	48,755	47,152	1,603	3.4%
NET OPERATING INCOME (LOSS):	98,870	95,153	3,717	3.9%	5,549	3,227	196	(1,667)	104,615	96,713	7,902	8.2%

Store count	458	458			32	22			490	480
Total square footage	31,616	31,616			2,840	1,737			34,456	33,353
Period End Occupancy (1)	92.7%	93.5%			65.1%	62.5%			90.4%	91.9%
Period Average Occupancy (2)	93.3%	93.8%
Realized annual rent per occupied sq. ft. (3)	$16.81	$16.26

Depreciation and amortization									35,239	35,971	(732)	(2.0)%
General and administrative									9,780	8,228	1,552	18.9%
Acquisition related costs									—	235	(235)	(100.0)%
Subtotal									45,019	44,434	585	1.3%
OPERATING INCOME									59,596	52,279	7,317	14.0%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(15,191)	(14,454)	(737)	(5.1)%
Loan procurement amortization expense									(578)	(577)	(1)	(0.2)%
Equity in losses of real estate ventures									(292)	(280)	(12)	(4.3)%
Other									(233)	741	(974)	(131.4)%
Total other expense									(16,294)	(14,570)	(1,724)	(11.8)%

NET INCOME									43,302	37,709	5,593	14.8%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(476)	(490)	14	2.9%
Noncontrolling interests in subsidiaries									74	78	(4)	(5.1)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$42,900	$37,297	$5,603	15.0%

(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $125.7 million during the three months ended September 30, 2017 to $132.5 million during the three months ended September 30, 2018, an increase of $6.8 million, or 5.4%. The $3.5 million increase in same-store rental income was due primarily to higher rental rates.  Realized annual rent per occupied square foot on our same-store portfolio increased 3.4% as a result of higher rates for new and existing customers for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.  The remaining increase was primarily attributable to $3.3 million of additional rental income from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio.

Other property related income increased from $14.2 million during the three months ended September 30, 2017 to $15.5 million during the three months ended September 30, 2018, an increase of $1.3 million, or 8.8%. The $0.4 million increase in same-store property related income was mainly attributable to increased insurance participation. The remainder of the increase was attributable to $0.4 million of additional other property related income derived from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio and $0.5 million resulting primarily from increased insurance participation at our managed stores.

Property management fee income increased from $3.9 million during the three months ended September 30, 2017 to $5.4 million during the three months ended September 30, 2018, an increase of $1.5 million, or 37.6%.  This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (582 stores as of September 30, 2018 compared to 428 stores as of September 30, 2017).

Operating Expenses

Property operating expenses increased from $47.2 million during the three months ended September 30, 2017 to $48.8 million during the three months ended September 30, 2018, an increase of $1.6 million, or 3.4%. This increase was primarily attributable to a $0.2 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes and $1.3 million of increased expenses associated with newly acquired or developed stores. The remaining $0.1 million increase was attributable to increased costs associated with the growth in our third-party management program.

Depreciation and amortization decreased from $36.0 million during the three months ended September 30, 2017 to $35.2 million during the three months ended September 30, 2018, a decrease of $0.7 million, or 2.0%. This decrease was primarily attributable to five-year assets acquired as part of the Company’s acquisitions in 2012 that became fully depreciated during 2017.

General and administrative expenses increased from $8.2 million during the three month ended September 30, 2017 to $9.8 million during the three months ended September 30, 2018, an increase of $1.6 million, or 18.9%. The increase was primarily attributable to an increase in professional fees and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition related costs decreased $0.2 million from the three months ended September 30, 2017 to the three months ended September 30, 2018 as a result of the Company’s January 1, 2018 adoption of ASU 2017-01 (see note 2), which now categorizes the majority of our property acquisitions as asset acquisitions, resulting in the capitalization of acquisition related costs.

Other (Expense) Income

Interest expense increased from $14.5 million during the three months ended September 30, 2017 to $15.2 million during the three months ended September 30, 2018, an increase of $0.7 million, or 5.1%.  The increase was attributable to a higher amount of outstanding debt during the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, and higher interest rates during the 2018 period. The average outstanding debt balance increased from $1.6 billion during the three months ended September 30, 2017 to $1.7 billion during the three months ended September 30, 2018 as the result of borrowings to fund a portion of the Company’s acquisition and development activity. The weighted average effective interest rate on our outstanding debt increased from 3.83% for the three months ended September 30, 2017 to 3.95% for the three months ended September 30, 2018.

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2018	2017	(Decrease)	Change	2018	2017	2018	2017	2018	2017	(Decrease)	Change
REVENUES:
Rental income	$362,264	$350,662	$11,602	3.3%	$22,216	$13,318	$—	$—	$384,480	$363,980	$20,500	5.6%
Other property related income	37,672	36,379	1,293	3.6%	2,729	1,686	4,387	3,039	44,788	41,104	3,684	9.0%
Property management fee income	—	—	—	0.0%	—	—	14,794	10,377	14,794	10,377	4,417	42.6%
Total revenues	399,936	387,041	12,895	3.3%	24,945	15,004	19,181	13,416	444,062	415,461	28,601	6.9%

OPERATING EXPENSES:
Property operating expenses	115,048	112,392	2,656	2.4%	10,595	7,290	21,394	17,165	147,037	136,847	10,190	7.4%
NET OPERATING INCOME (LOSS):	284,888	274,649	10,239	3.7%	14,350	7,714	(2,213)	(3,749)	297,025	278,614	18,411	6.6%

Store count	458	458			32	22			490	480
Total square footage	31,616	31,616			2,840	1,737			34,456	33,353
Period End Occupancy (1)	92.7%	93.5%			65.1%	62.5%			90.4%	91.9%
Period Average Occupancy (2)	93.0%	93.1%
Realized annual rent per occupied sq. ft. (3)	$16.44	$15.88

Depreciation and amortization									105,251	110,826	(5,575)	(5.0)%
General and administrative									26,865	26,522	343	1.3%
Acquisition related costs									—	1,062	(1,062)	(100.0)%
Subtotal									132,116	138,410	(6,294)	(4.5)%
OPERATING INCOME									164,909	140,204	24,705	17.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(45,797)	(42,028)	(3,769)	(9.0)%
Loan procurement amortization expense									(1,735)	(2,059)	324	15.7%
Equity in losses of real estate ventures									(785)	(1,305)	520	39.8%
Other									260	941	(681)	(72.4)%
Total other expense									(48,057)	(44,451)	(3,606)	(8.1)%

NET INCOME									116,852	95,753	21,099	22.0%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,285)	(1,194)	(91)	(7.6)%
Noncontrolling interests in subsidiaries									166	182	(16)	(8.8)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$115,733	$94,741	$20,992	22.2%

(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $364.0 million during the nine months ended September 30, 2017 to $384.5 million during the nine months ended September 30, 2018, an increase of $20.5 million, or 5.6%.  The $11.6 million increase in same-store rental income was due primarily to higher rental rates.  Realized annual rent per occupied square foot on our same-store portfolio increased 3.5% as a result of higher rates for new and existing customers for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.  The remaining increase was primarily attributable to $8.9 million of additional rental income from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio.

Other property related income increased from $41.1 million during the nine months ended September 30, 2017 to $44.8 million during the nine months ended September 30, 2018, an increase of $3.7 million, or 9.0%. The $1.3 million increase in same-store property related income was mainly attributable to increased insurance participation. The remainder of the increase was attributable to $1.0 million of additional other property related income derived from the stores acquired or opened in 2017 and 2018 included in our non-same store portfolio and $1.3 million resulting primarily from increased insurance participation at our managed stores.

Property management fee income increased from $10.4 million during the nine months ended September 30, 2017 to $14.8 million during the nine months ended September 30, 2018, an increase of $4.4 million, or 42.6%.  This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (582 stores as of September 30, 2018 compared to 428 stores as of September 30, 2017).

Operating Expenses

Property operating expenses increased from $136.8 million during the nine months ended September 30, 2017 to $147.0 million during the nine months ended September 30, 2018, an increase of $10.2 million, or 7.4%. This increase was primarily attributable to a $4.2 million increase in costs associated with the growth in our third-party management program as well as system enhancements, a $2.7 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes, payroll, and snow removal expenses, and $3.3 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization decreased from $110.8 million during the nine months ended September 30, 2017 to $105.3 million during the nine months ended September 30, 2018, a decrease of $5.6 million, or 5.0%. This decrease was primarily attributable to five-year assets acquired as part of the Company’s acquisitions in 2012 that became fully depreciated during 2017.

Acquisition related costs decreased $1.1 million from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 as a result of the Company’s January 1, 2018 adoption of ASU 2017-01 (see note 2), which now categorizes the majority of our property acquisitions as asset acquisitions, resulting in the capitalization of acquisition related costs.

Other (Expense) Income

Interest expense increased from $42.0 million during the nine months ended September 30, 2017 to $45.8 million during the nine months ended September 30, 2018, an increase of $3.8 million, or 9.0%. The increase was attributable to a higher amount of outstanding debt during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, and higher interest rates during the 2018 period. The average outstanding debt balance increased from $1.6 billion during the nine months ended September 30, 2017 to $1.7 billion during the nine months ended September 30, 2018 as the result of borrowings to fund a portion of the Company’s acquisition and development activity. The weighted average effective interest rate on our outstanding debt increased from 3.78% for the nine months ended September 30, 2017 to 3.92% for the nine months ended September 30, 2018.

Equity in losses of real estate ventures fluctuated from a loss of $1.3 million during the nine months ended September 30, 2017 to a loss of $0.8 million during the nine months ended September 30, 2018, a change of $0.5 million, or 39.8%. The change was mainly driven by our share of the losses attributable to HVP III and HHFNE, real estate ventures in which we own a 10% interest in each. The losses incurred in 2017 were primarily the result of amortization expense associated with the in-place lease intangibles that were recorded in connection with HVP III’s and HHFNE’s acquisition of 38 and 13 properties, respectively, during 2016.

Cash Flows

Comparison of the nine months ended September 30, 2018 to the nine months ended September 30, 2017

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Nine Months Ended September 30,
Net cash provided by (used in):	2018	2017	Change
	(in thousands)

Operating activities	$234,562	$223,662	$10,900
Investing activities	$(185,023)	$(84,151)	$(100,872)
Financing activities	$(52,218)	$(139,958)	$87,740

Cash provided by operating activities for the nine months ended September 30, 2018 and 2017 was $234.6 million and $223.7 million, respectively, reflecting an increase of $10.9 million.  Our increased cash flow from operating activities was primarily attributable to our 2017 and 2018 acquisitions and increased net operating income levels on the same-store portfolio in the 2018 period as compared to the 2017 period.

Cash used in investing activities increased from $84.2 million for the nine months ended September 30, 2017 to $185.0 million for the nine months ended September 30, 2018, reflecting an increase of $100.9 million. The change was primarily driven by an increase in cash used for acquisitions of storage properties. Cash used during the nine months ended September 30, 2018 related to the acquisition of five stores for an aggregate purchase price of $90.8 million, inclusive of $7.2 million of assumed debt and $4.8 million of OP units issued, while cash used during the nine months ended September 30, 2017 related to the acquisition of three stores for an aggregate purchase price of $33.1 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued. The change was also driven by a $19.0 million increase in our investment in real estate ventures primarily due to $14.1 million used to fund the acquisition of ten properties during the nine months ended September 30, 2018 by HVP IV and $5.0 million to fund our preferred investment in Capital Storage (see note 5). The remainder of the increase was primarily due to a $16.0 million increase in development costs resulting from the acquisition of the noncontrolling interest in a previously consolidated development joint venture for $20.4 million during the first quarter of 2018.

Cash used in financing activities decreased from $140.0 million for the nine months ended September 30, 2017 to $52.2 million for the nine months ended September 30, 2018, reflecting a decrease of $87.7 million. This change was primarily the result of a $108.6 million increase in proceeds received from the issuance of common shares, offset by a $19.4 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, resulting from the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2018 fiscal year, we expect recurring capital expenditures to be approximately $4.0 million to $8.0 million, planned capital improvements and store upgrades to be approximately $0.5 million to $2.0 million and costs associated with the development of new stores to be approximately $15.0 million to $25.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $0.7 million for the remainder of 2018.

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

As of September 30, 2018, we had approximately $3.4 million in available cash and cash equivalents.  In addition, we had approximately $405.1 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(581)	(617)
Less: Loan procurement costs, net	(6,161)	(6,923)
Total unsecured senior notes, net	$1,143,258	$1,142,460

(1)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted-average effective interest rate of the 2023 notes is 4.330%.

(2)

On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted-average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of September 30, 2018, $405.1 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million. As of September 30, 2018, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

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

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	September 30,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2018	2017	September 30, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan	$200,000	$200,000	3.56%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.41%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(301)	(604)
Total unsecured term loans, net	$299,699	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loan scheduled to mature in January 2019 are priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR. As of September 30, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.51%.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn at September 30, 2018 and no further borrowings may be made under the term loans. Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of September 30, 2018, we were in compliance with all of our financial covenants, and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the nine months ended September 30, 2018, we sold a total of 3.6 million common shares under the Equity Distribution Agreements at an average sales price of $30.85 per share, resulting in gross proceeds of $109.7 million under the program. We incurred $1.3 million of offering costs in conjunction with the 2018 sales. We used proceeds from the sales conducted during the nine months ended September 30, 2018 to fund acquisitions of storage facilities and for general corporate purposes. As of September 30, 2018, 11.2 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to September 30, 2018, we acquired two self-storage properties located in California and Texas for an aggregate purchase price of $76.4 million.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders and FFO, as adjusted, attributable to common shareholders and OP Unit holders for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income attributable to the Company’s common shareholders	$42,900	$37,297	$115,733	$94,741

Add:
Real estate depreciation and amortization:
Real property	34,537	35,271	103,142	108,825
Company’s share of unconsolidated real estate ventures	2,752	2,457	7,763	7,716
Noncontrolling interests in the Operating Partnership	476	490	1,285	1,194
FFO attributable to common shareholders and OP unitholders	$80,665	$75,515	$227,923	$212,476

Add:
Loan procurement amortization expense - early repayment of debt	—	—	—	190
Acquisition related costs	—	235	—	1,062
Property damage related to hurricanes, net of expected insurance proceeds (1)	—	1,424	—	1,424
FFO, as adjusted, attributable to common shareholders and OP unitholders	$80,665	$77,174	$227,923	$215,152

Weighted-average diluted shares outstanding	186,916	181,286	184,829	181,225
Weighted-average diluted units outstanding	2,038	2,401	2,017	2,221
Weighted-average diluted shares and units outstanding	188,954	183,687	186,846	183,446

(1)

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

As of September 30, 2018, our consolidated debt consisted of $1.3 billion of outstanding mortgages and unsecured senior notes that are subject to fixed rates.  Additionally, as of September 30, 2018, there were $94.3 million and $300.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $3.9 million a year.  If market interest rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $3.9 million a year.

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $63.5 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $68.7 million.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	349	$32.00	N/A	3,000,000
August 1 - August 31	229	$30.70	N/A	3,000,000
September 1 - September 30	232	$29.59	N/A	3,000,000
Total	810	$30.94	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Repurchases of Unregistered Securities

On July 23, 2018, the Company exercised its right to require redemption of the 58,400 Class C OP Units that were originally issued on April 12, 2017. The redemption was satisfied through the issuance of 46,322 common units of the Operating Partnership. The issuance of common units in exchange for the Class C OP Units was exempt from the registration requirements of the Securities Act of 1933 (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.2

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.3

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.4

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Jeffries LLC, incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.5

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.6

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

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

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: October 26, 2018	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: October 26, 2018	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)