Form 10-K
period 2018-12-31
CubeSmart; CubeSmart, L.P.
filed 2019-02-22
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of June 29, 2018, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $5,988,953,396. As of February 20, 2019, the number of common shares of CubeSmart outstanding was 187,160,187.

As of June 29, 2018, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 2,002,248 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $64,512,431 based upon the last reported sale price of $32.22 per share on the New York Stock Exchange on June 29, 2018 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference:  Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company, and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2018, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, together with other statements and information publicly disseminated by the Parent Company and the Operating Partnership, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information.  In some cases, forward-looking statements can be identified by terminology such as “believes”, “expects”, “estimates”, “may”, “will”, “should”, “anticipates”, or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy.  Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated.  Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements.  As a result, you should not rely on or construe any forward-looking statements in this Report, or which management or persons acting on their behalf may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance.  We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in such forward-looking statements.  All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

•	adverse changes in the national and local economic, business, real estate and other market conditions;

•	the effect of competition from existing and new self-storage properties on our ability to maintain or raise occupancy and rental rates;

•	the execution of our business plan;

•	reduced availability and increased costs of external sources of capital;

•	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•	increases in interest rates and operating costs;

•	counterparty non-performance related to the use of derivative financial instruments;

•	risks related to our ability to maintain the Parent Company’s qualification as a REIT for federal income tax purposes;

•	failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

•	increases in taxes, fees, and assessments from state and local jurisdictions;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	reductions in asset valuations and related impairment charges;

•	cyber security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters or acts of violence, terrorism, or war that affect the markets in which we operate;

•	potential environmental and other liabilities;

•	uninsured losses;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

As of December 31, 2018, we owned 493 self-storage properties located in 23 states and in the District of Columbia containing an aggregate of approximately 34.6 million rentable square feet.  As of December 31, 2018, approximately 89.0% of the rentable square footage at our owned stores was leased to approximately 289,500 customers, and no single customer represented a significant concentration of our revenues.  As of December 31, 2018, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2018, we managed 593 stores for third parties (including 151 stores containing an aggregate of approximately 9.0 million net rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,086.  As of December 31, 2018, we managed stores for third parties in the District of Columbia and the following 34 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers.  Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats.  Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access.  All of our stores have a storage associate available to assist our customers during business hours, and 287, or approximately 58.2%, of our owned stores have a manager who resides in an apartment at the store.  Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems.  Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 419, or approximately 85.0%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT.  The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries.  The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2018, owned an approximately 99.0% interest in the Operating Partnership.  The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership, and operation of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2018 and 2017, we owned 493 and 484 stores, respectively, that contained an aggregate of 34.6 million and 33.8 million rentable square feet with occupancy levels of 89.0% and 89.2%, respectively. A complete listing of, and additional information about, our stores is included in Item 2 of this Report.  The following is a summary of our 2018, 2017 and 2016 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
California Asset	Los Angeles	October 2018	1	53,250
Texas Asset	Texas Markets - Major	October 2018	1	23,150
California Asset	San Diego	November 2018	1	19,118
New York Asset	New York / Northern NJ	November 2018	1	37,000
Illinois Asset	Chicago	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix	November 2018	2	$17,502
			2	$17,502

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2018, 2017, and 2016, we owned 493, 484, and 475 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2016 through December 31, 2018:

	2018	2017	2016

Balance - January 1	484	475	445
Stores acquired	1	—	10
Stores developed	—	1	1
Balance - March 31	485	476	456
Stores acquired	1	3	7
Stores developed	—	—	1
Stores combined (1)	—	(1)	—
Balance - June 30	486	478	464
Stores acquired	3	—	7
Stores developed	1	2	—
Balance - September 30	490	480	471
Stores acquired	5	4	4
Stores developed	—	1	—
Stores combined (2)	—	(1)	—
Stores sold	(2)	—	—
Balance - December 31	493	484	475

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

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2018:

•

Store Acquisitions.  During 2018, we acquired ten self-storage properties located throughout the United States, including one store upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $227.5 million. In connection with these acquisitions, we allocated a portion of the purchase price paid for each store to the intangible value of in-place leases which aggregated $11.3 million.

•

Development Activity.  During 2018, we completed construction and opened for operation one joint venture store located in New York. As of December 31, 2018, we had six joint venture development properties under construction located in New York (3), Massachusetts (2), and New Jersey (1) which are expected to be completed by the second quarter of 2020. As of December 31, 2018, we had invested $82.6 million of an expected $160.0 million, related to these six projects.

•

Store Dispositions.  On November 28, 2018, we sold two stores in Arizona for an aggregate sales price of approximately $17.5 million. In connection with these sales, we recorded gains that totaled approximately $10.6 million.

•

At-The-Market Equity Program.  During 2018, under our at-the-market equity program, we sold a total of 4.3 million common shares at an average sales price of $31.09 per share, resulting in net proceeds for the year under the program of $131.8 million, after deducting offering costs. As of December 31, 2018, 10.5 million common shares remained available for sale under the program. We used the proceeds from the 2018 sales to fund acquisitions of self-storage properties and for general corporate purposes.

•

Unconsolidated Real Estate Ventures.  During 2018, 191 IV CUBE LLC, an unconsolidated real estate venture in which we own a 20% interest, acquired 12 stores for an aggregate purchase price of $129.4 million, of which we contributed $14.1 million. The acquired stores were located in Arizona (2), Connecticut (2), Florida (3), Georgia (2), Maryland (1), and Texas (2).

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

•

Acquire stores within targeted markets — During 2019, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals, and demand for storage in excess of storage capacity.  We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry.  In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures to facilitate the funding of future developments or acquisitions.

•

Dispose of stores — During 2019, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk adjusted returns.  We intend to use proceeds from these transactions to fund acquisitions within targeted markets.

•

Grow our third-party management business — We intend to pursue additional third-party management opportunities.  We intend to leverage our current platform to take advantage of consolidation in the industry.  We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties.  Our investment committee, comprised of four senior officers and led by Christopher P. Marr, our Chief Executive Officer, oversees our investment process.  Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence, and documentation.  Through our investment committee, we intend to focus on the following criteria:

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

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store.  No single customer represented a significant concentration of our 2018 revenues. Our stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10% and 8%, respectively, of our total revenues for each of the years ended December 31, 2018, 2017 and 2016.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders.  As of December 31, 2018, our debt to total capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 24.4% compared to approximately 23.5% as of December 31, 2017.  Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2018 was approximately 37.9% compared to approximately 38.0% as of December 31, 2017.  We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes.  These capital sources may include existing cash, borrowings under the revolving portion of our credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties, and formations of joint ventures.  We also may sell stores that have unattractive risk adjusted returns and use the sales proceeds to fund other acquisitions.

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

Under the Americans with Disabilities Act of 1990 and applicable state accessibility act laws (collectively, the “ADA”), all places of public accommodation are required to meet federal requirements related to physical access and use by disabled persons.  A number of other federal, state, and local laws may also impose access and other similar requirements at our stores.  A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance.  Although we believe that our stores comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our stores or websites is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing them into compliance.

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

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355.  Our telephone number is (610) 535-5000.

Employees

As of December 31, 2018, we employed 2,815 employees, of whom 330 were corporate executive and administrative personnel and 2,485 were property-level personnel.  We believe that our relations with our employees are good.  Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, with the SEC.  You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov.  Our internet website address is www.cubesmart.com.  You also can obtain on our website, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports, after we electronically file such reports or amendments with, or furnish them to, the SEC.  Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics, and other factors.  Our stores in Florida, New York, Texas, and California accounted for approximately 17%, 16%, 10% and 8%, respectively, of our total 2018 revenues.  As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas.  Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

In addition, we often do not obtain third-party appraisals of acquired properties and instead rely on value determinations by our senior management.

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

We may incur impairment charges.

We evaluate on a quarterly basis our real estate portfolio for indicators of impairment. Impairment charges reflect management’s judgment of the probability and severity of the decline in the value of real estate assets we own. These charges and provisions may be required in the future as a result of factors beyond our control, including, among other things, changes in the economic environment and market conditions affecting the value of real property assets or natural or man-made disasters. If we are required to take impairment charges, our results of operations will be adversely impacted.

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

Personal privacy has become a significant issue in the jurisdictions in which we operate.  Many jurisdictions in which we operate, including California, have imposed restrictions and requirements on the use of personal information by those collecting such information.  The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules, or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business.  Failure to comply with such laws and regulations could result in consent orders or regulatory penalties and significant legal liability, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

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

If we are unable to attract and retain team members or contract with third parties having the specialized skills or technologies needed to support our systems, implement improvements to our customer-facing technology in a timely manner, allow accurate visibility to product availability when customers are ready to rent, quickly and efficiently fulfill our customers rental and payment methods they demand, or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected.

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

Our rental revenues and operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our stores do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected.  Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:

•	downturns in the national, regional, and local economic climate;

•	local or regional oversupply, increased competition, or reduction in demand for self-storage space;

•	vacancies or changes in market rents for self-storage space;

•	inability to collect rent from customers;

•	increased operating costs, including maintenance, personnel, insurance premiums, and real estate taxes;

•	changes in interest rates and availability of financing;

•	hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts, or acts of war that may result in uninsured or underinsured losses;

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

Furthermore, we owned a subsidiary REIT (“PSI”) that was liquidated on December 31, 2018. Prior to liquidation, PSI was independently subject to, and was required to comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If PSI failed to qualify as a REIT during our period of ownership, and certain statutory relief provisions do not apply, as a result of a protective election made jointly by PSI and CubeSmart, PSI will be taxed as a taxable REIT subsidiary. See the section entitled “Taxation of CubeSmart−Requirements for Qualification−Taxable REIT Subsidiaries” in Exhibit 99.1 for more information regarding taxable REIT subsidiaries.

Failure of the Operating Partnership (or a subsidiary partnership or joint venture) to be treated as a partnership would have serious adverse consequences to our shareholders.

If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or joint ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or joint venture would be taxable as a corporation.  In such event, we would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, a subsidiary partnership, or joint venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the TCJA made changes to the number of provisions of the Code that may affect the taxation of REITs and their security holders. While the changes in the TCJA generally appear to be favorable with respect to REITs, certain changes to the U.S. federal income tax laws enacted by the TCJA could have a material and adverse effect on us. For example, certain changes in law pursuant to the TCJA could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

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

Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA made numerous large and small changes to the tax rules that do not affect REITs directly but may affect our shareholders and may indirectly affect us.

Moreover, Congressional leaders have recognized that the process of adopting extensive tax legislation in a short amount of time without hearings and substantial time for review is likely to have led to drafting errors, issues needing clarification and unintended consequences that will have to be reviewed in subsequent tax legislation. At this point, although certain additional guidance has been provided by Treasury and the IRS, it is not clear when Congress will address these issues or when the Internal Revenue Service will issue additional administrative guidance on the changes made in the TCJA.

Shareholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our capital stock.

Dividends paid by REITs do not qualify for the reduced tax rates provided under current law.

Dividends paid by REITs are generally not eligible for the reduced 15% maximum tax rate for dividends paid to individuals (20% for those with taxable income above certain thresholds that are adjusted annually under current law). The more favorable rates applicable to regular corporate dividends could cause shareholders who are individuals to perceive investments in REITs to be relatively less attractive than investments in the stock of non-REIT corporations that pay dividends to which more favorable rates apply, which could reduce the value of REIT stocks.

Legislation modifies the rules applicable to partnership tax audits.

The Bipartisan Budget Act of 2015, effective for taxable years beginning after December 31, 2017, requires our Operating Partnership and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Many uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.

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

Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect our financial results.

As of December 31, 2018, we had $495.5 million of debt outstanding that was indexed to the London Interbank Offered Rate (“LIBOR”). On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the FCA’s announcement, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

As of December 31, 2018, we had 2,485 property-level personnel involved in the management and operation of our stores.  The customer service, marketing skills, and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores.  We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel.  If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

The market price of our common shares has been subject to significant fluctuation and may continue to fluctuate or decline.  Between January 1, 2016 and December 31, 2018, the closing price per share of our common shares has ranged from a high of $33.30 (on March 31, 2016) to a low of $22.94 (on July 10, 2017).  In the past several years, REIT securities have experienced high levels of volatility and significant increases in value from their historic lows.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company.  If our share price is volatile, we may become the target of securities litigation. Securities litigation could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2018, we owned 493 self-storage properties that contain approximately 34.6 million rentable square feet and are located in 23 states and the District of Columbia.  The following table sets forth summary information regarding our stores by state as of December 31, 2018.

			Total	% of Total
	Number of		Rentable	Rentable	Period-end
State	Stores	Cubes	Square Feet	Square Feet	Occupancy

Florida	80	58,210	5,972,181	17.2%	89.4%
Texas	66	39,407	4,637,296	13.4%	88.3%
New York	47	62,686	3,576,590	10.3%	81.3%
California	42	28,596	3,052,908	8.8%	89.1%
Illinois	42	25,271	2,695,599	7.8%	89.7%
Arizona	31	17,608	1,893,512	5.5%	92.3%
New Jersey	25	16,878	1,700,724	4.9%	92.0%
Maryland	16	13,034	1,320,367	3.8%	91.3%
Georgia	18	11,072	1,317,737	3.8%	91.3%
Ohio	20	11,127	1,290,003	3.7%	89.9%
Connecticut	22	10,682	1,178,620	3.4%	91.5%
Virginia	10	7,889	788,260	2.3%	90.5%
North Carolina	10	6,279	722,500	2.1%	87.4%
Colorado	11	6,019	697,299	2.0%	89.2%
Massachusetts	11	7,242	668,883	1.9%	89.5%
Nevada	8	5,131	642,342	1.9%	93.0%
Tennessee	7	4,450	618,060	1.8%	90.8%
Pennsylvania	9	6,034	608,866	1.8%	91.4%
Washington D.C.	5	5,301	410,075	1.2%	76.9%
Utah	4	2,306	239,398	0.7%	89.1%
Rhode Island	4	1,978	237,195	0.7%	91.5%
New Mexico	3	1,676	182,261	0.5%	92.8%
Minnesota	1	1,026	100,928	0.3%	93.2%
Indiana	1	577	67,604	0.2%	93.4%
Total/Weighted Average	493	350,479	34,619,208	100.0%	89.0%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot, and total revenues for our stores owned as of December 31, 2018, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired - Average Occupancy

		Rentable	Average Occupancy
Year Acquired (1)	# of Stores	Square Feet	2018	2017	2016

2015 and earlier	443	30,419,868	92.5%	92.6%	91.9%
2016	30	2,442,005	85.5%	79.9%	67.8%
2017	9	763,343	45.9%	39.1%	—
2018	11	993,992	56.7%	—	—
All Stores Owned as of December 31, 2018	493	34,619,208	90.5%	91.2%	90.7%

Stores by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Stores	2018	2017	2016

2015 and earlier	443	$17.52	$16.92	$16.24
2016	30	16.14	15.36	15.24
2017	9	19.99	19.11	—
2018	11	24.76	—	—
All Stores Owned as of December 31, 2018	493	$17.58	$16.84	$16.18

Stores by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Stores	2018	2017	2016

2015 and earlier	443	$522,579	$504,521	$479,029
2016	30	35,593	31,391	16,005
2017	9	7,563	2,102	—
2018	11	4,137	—	—
All Stores Owned as of December 31, 2018	493	$569,872	$538,014	$495,034

(1)	Represents the year acquired for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)

Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period.   Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $19.9 million, $18.2 million, and $17.4 million for the periods ended December 31, 2018, 2017 and 2016, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2018, we held common ownership interests ranging from 10% to 50% in four unconsolidated real estate ventures for an aggregate investment balance of $95.8 million. We formed interests in these real estate ventures with unaffiliated third parties to acquire, own, and operate self-storage properties in select markets. As of December 31, 2018, these four unconsolidated real estate ventures owned 129 self-storage properties that contain an aggregate of approximately 7.7 million net rentable square feet. The self-storage properties owned by these four real estate ventures are managed by us and are located in Texas (37), South Carolina (22), Michigan (17), Massachusetts (13), Tennessee (10), Georgia (7), Florida (6), Connecticut (5), North Carolina (5), Arizona (2), Rhode Island (2), Vermont (2), and Maryland (1).

On September 5, 2018, we invested $5.0 million in exchange for 100% of the Class A Preferred Units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties that contain an aggregate of approximately 1.3 million net rentable square feet. The stores owned by Capital Storage are located in Florida (4), Oklahoma (5), and Texas (13). The Class A Preferred Units earn an 11% cumulative dividend prior to any other distributions.

Each of these ventures has assets and liabilities that we do not consolidate in our financial statements.

We account for our investments in real estate ventures using the equity method when it is determined that we have the ability to exercise significant influence over the venture. See note 5 to the consolidated financial statements for further disclosure regarding the assets, liabilities, and operating results of our unconsolidated real estate ventures which we account for using the equity method of accounting.

Capital Expenditures

We have a capital improvement program that includes office upgrades, adding climate control to selected cubes, construction of parking areas, and other store upgrades.  For 2019, we anticipate spending approximately $5.0 million to $10.0 million associated with these capital expenditures. For 2019, we also anticipate spending approximately $10.0 million to $15.0 million on recurring capital expenditures and approximately $30.0 million to $45.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common and Preferred Shares

The following table provides information about repurchases of the Parent Company’s common and preferred shares during the three months ended December 31, 2018:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	147	$28.00	N/A	3,000,000
November 1 - November 30	37	$30.33	N/A	3,000,000
December 1 - December 31	232	$30.67	N/A	3,000,000
Total	416	$29.70	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Market Information for and Holders of Record of Common Shares

As of December 31, 2018, there were approximately 131 registered record holders of the Parent Company’s common shares and 13 holders (other than the Parent Company) of the Operating Partnership’s common units.  These amounts do not include common shares held by brokers and other institutions on behalf of shareholders.  The Parent Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE.  There is no established trading market for units of the Operating Partnership.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders.  Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Parent Company’s dividends for 2018 consisted of a 78.190% ordinary income distribution, a 13.653% capital gain distribution, and an 8.157% return of capital distribution from earnings and profits.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

As previously disclosed, on December 7, 2017, the Operating Partnership entered into an agreement to acquire a self-storage property located in Texas for $12.2 million, and agreed to fund a portion of the acquisition price in the form of common units, designated Class B Units.  On January 31, 2018, the Operating Partnership closed on the acquisition and funded approximately $4.8 million of the acquisition price through the issuance of 168,011 common units.  Following a 13-month lock-up period, the holder may tender the common units for redemption by the Operating Partnership for a cash amount per common unit equal to the market value of an equivalent number of common shares of the Company.  The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each common unit tendered for redemption.  The common units were sold to a single accredited investor unaffiliated with the Company in a private placement transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Securities Authorized Under Equity Compensation Plans

Other information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2013 and ending December 31, 2018.

Total Return Performance
CubeSmart
S&P 500 Index
Russell 2000 Index
NAREIT All Equity REIT Index
Index Value
300
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
CubeSmart	100.00	142.54	203.01	183.03	206.31	213.29
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
Russell 2000 Index	100.00	104.89	100.26	121.63	139.44	124.09
NAREIT All Equity REIT Index	100.00	128.03	131.64	143.00	155.41	149.12

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company.  The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2018 are derived from the Parent Company’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, and the report thereon, are included herein.  The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, the related notes, and the independent registered public accounting firm’s report. The other data presented below is not derived from the audited financial statements included herein.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
REVENUES
Rental income	$517,535	$489,043	$449,601	$392,476	$330,898
Other property related income	60,156	55,001	50,255	45,189	40,065
Property management fee income	20,253	14,899	10,183	6,856	6,000
Total revenues	597,944	558,943	510,039	444,521	376,963
OPERATING EXPENSES
Property operating expenses	196,866	181,508	165,847	153,172	132,701
Depreciation and amortization	143,350	145,681	161,865	151,789	126,813
General and administrative	37,712	34,745	32,823	28,371	28,422
Acquisition related costs	—	1,294	6,552	3,301	7,484
Total operating expenses	377,928	363,228	367,087	336,633	295,420
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(62,132)	(56,952)	(50,399)	(43,736)	(46,802)
Loan procurement amortization expense	(2,313)	(2,638)	(2,577)	(2,324)	(2,190)
Equity in losses of real estate ventures	(865)	(1,386)	(2,662)	(411)	(6,255)
Gains from sale of real estate, net	10,576	—	—	17,567	475
Other	206	872	1,062	(228)	(405)
Total other expense	(54,528)	(60,104)	(54,576)	(29,132)	(55,177)
INCOME FROM CONTINUING OPERATIONS	165,488	135,611	88,376	78,756	26,366
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	—	—	336
Total discontinued operations	—	—	—	—	336
NET INCOME	165,488	135,611	88,376	78,756	26,702
NET (INCOME) LOSS ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,820)	(1,593)	(941)	(960)	(307)
Noncontrolling interest in subsidiaries	221	270	470	(84)	(16)
NET INCOME ATTRIBUTABLE TO THE COMPANY	163,889	134,288	87,905	77,712	26,379
Distribution to preferred shareholders	—	—	(5,045)	(6,008)	(6,008)
Preferred share redemption charge	—	—	(2,937)	—	—
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$163,889	$134,288	$79,923	$71,704	$20,371

Basic earnings per share from continuing operations attributable to common shareholders	$0.89	$0.74	$0.45	$0.43	$0.13
Basic earnings per share from discontinued operations attributable to common shareholders	$—	$—	$—	$—	$0.01
Basic earnings per share attributable to common shareholders	$0.89	$0.74	$0.45	$0.43	$0.14

Diluted earnings per share from continuing operations attributable to common shareholders	$0.88	$0.74	$0.45	$0.42	$0.13
Diluted earnings per share from discontinued operations attributable to common shareholders	$—	$—	$—	$—	$0.01
Diluted earnings per share attributable to common shareholders	$0.88	$0.74	$0.45	$0.42	$0.14

Weighted-average basic shares outstanding (1)	184,653	180,525	178,246	168,640	149,107
Weighted-average diluted shares outstanding (1)	185,495	181,448	179,533	170,191	150,863

AMOUNTS ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS:
Income from continuing operations	$163,889	$134,288	$79,923	$71,704	$20,040
Total discontinued operations	—	—	—	—	331
Net income	$163,889	$134,288	$79,923	$71,704	$20,371

	At December 31,
	2018	2017	2016	2015	2014

Balance Sheet Data (in thousands):
Storage properties, net	$3,600,968	$3,408,790	$3,326,816	$2,872,983	$2,625,129
Total assets	3,752,972	3,545,336	3,475,028	3,104,164	2,776,906
Unsecured senior notes, net	1,143,524	1,142,460	1,039,076	741,904	493,957
Revolving credit facility	195,525	81,700	43,300	—	78,000
Unsecured term loans, net	299,799	299,396	398,749	398,183	397,617
Mortgage loans and notes payable, net	108,246	111,434	114,618	111,455	194,844
Total liabilities	1,980,704	1,855,646	1,759,384	1,393,183	1,277,465
Noncontrolling interests in the Operating Partnership	55,819	54,320	54,407	66,128	49,823
Total CubeSmart shareholders' equity	1,709,678	1,629,134	1,655,382	1,643,327	1,448,026
Noncontrolling interests in subsidiaries	6,771	6,236	5,855	1,526	1,592
Total liabilities and equity	3,752,972	3,545,336	3,475,028	3,104,164	2,776,906

Other Data:
Number of stores	493	484	475	445	421
Total rentable square feet (in thousands)	34,619	33,760	32,858	30,361	28,622
Occupancy percentage	89.0%	89.2%	89.7%	90.2%	89.1%
Cash dividends declared per common share (2)	$1.22	$1.11	$0.90	$0.69	$0.55

(1)	OP units have been excluded from the earnings per share calculations as the related income or loss is presented in noncontrolling interests in the Operating Partnership.

(2)

We announced full quarterly dividends of $0.13 and $0.484 per common and preferred shares, respectively, on February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred shares, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred shares, respectively, on December 10, 2015, February 16, 2016, June 1, 2016, and August 2, 2016; dividends of $0.174 per preferred share on September 2, 2016; dividends of $0.27 per common share on December 15, 2016, February 14, 2017, May 31, 2017, and July 25, 2017; dividends of $0.30 per common share on December 14, 2017, February 13, 2018, May 30, 2018, and August 7, 2018; and dividends of $0.32 per common share on December 13, 2018.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership.  The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2018 are derived from the Operating Partnership’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm.  The consolidated financial statements as of December 31, 2018 and 2017, and for each of the years in the three-year period ended December 31, 2018, and the report thereon, are included herein.  The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018, the related notes, and the independent registered public accounting firm’s report. The other data presented below is not derived from the audited financial statements included herein.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per unit data)
REVENUES
Rental income	$517,535	$489,043	$449,601	$392,476	$330,898
Other property related income	60,156	55,001	50,255	45,189	40,065
Property management fee income	20,253	14,899	10,183	6,856	6,000
Total revenues	597,944	558,943	510,039	444,521	376,963
OPERATING EXPENSES
Property operating expenses	196,866	181,508	165,847	153,172	132,701
Depreciation and amortization	143,350	145,681	161,865	151,789	126,813
General and administrative	37,712	34,745	32,823	28,371	28,422
Acquisition related costs	—	1,294	6,552	3,301	7,484
Total operating expenses	377,928	363,228	367,087	336,633	295,420
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(62,132)	(56,952)	(50,399)	(43,736)	(46,802)
Loan procurement amortization expense	(2,313)	(2,638)	(2,577)	(2,324)	(2,190)
Equity in losses of real estate ventures	(865)	(1,386)	(2,662)	(411)	(6,255)
Gains from sale of real estate, net	10,576	—	—	17,567	475
Other	206	872	1,062	(228)	(405)
Total other expense	(54,528)	(60,104)	(54,576)	(29,132)	(55,177)
INCOME FROM CONTINUING OPERATIONS	165,488	135,611	88,376	78,756	26,366
DISCONTINUED OPERATIONS
Income from discontinued operations	—	—	—	—	336
Total discontinued operations	—	—	—	—	336
NET INCOME	165,488	135,611	88,376	78,756	26,702
NET LOSS (INCOME) ATTRIBUTABLE TO
NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	221	270	470	(84)	(16)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	165,709	135,881	88,846	78,672	26,686
Operating Partnership interests of third parties	(1,820)	(1,593)	(941)	(960)	(307)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	163,889	134,288	87,905	77,712	26,379
Distribution to preferred unitholders	—	—	(5,045)	(6,008)	(6,008)
Preferred unit redemption charge	—	—	(2,937)	—	—
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$163,889	$134,288	$79,923	$71,704	$20,371

Basic earnings per unit from continuing operations attributable to common unitholders	$0.89	$0.74	$0.45	$0.43	$0.13
Basic earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$—	$—	$0.01
Basic earnings per unit attributable to common unitholders	$0.89	$0.74	$0.45	$0.43	$0.14

Diluted earnings per unit from continuing operations attributable to common unitholders	$0.88	$0.74	$0.45	$0.42	$0.13
Diluted earnings per unit from discontinued operations attributable to common unitholders	$—	$—	$—	$—	$0.01
Diluted earnings per unit attributable to common unitholders	$0.88	$0.74	$0.45	$0.42	$0.14

Weighted-average basic units outstanding (1)	184,653	180,525	178,246	168,640	149,107
Weighted-average diluted units outstanding (1)	185,495	181,448	179,533	170,191	150,863

AMOUNTS ATTRIBUTABLE TO COMMON UNITHOLDERS:
Income from continuing operations	$163,889	$134,288	$79,923	$71,704	$20,040
Total discontinued operations	—	—	—	—	331
Net income	$163,889	$134,288	$79,923	$71,704	$20,371

	At December 31,
	2018	2017	2016	2015	2014

Balance Sheet Data (in thousands):
Storage properties, net	$3,600,968	$3,408,790	$3,326,816	$2,872,983	$2,625,129
Total assets	3,752,972	3,545,336	3,475,028	3,104,164	2,776,906
Unsecured senior notes, net	1,143,524	1,142,460	1,039,076	741,904	493,957
Revolving credit facility	195,525	81,700	43,300	—	78,000
Unsecured term loans, net	299,799	299,396	398,749	398,183	397,617
Mortgage loans and notes payable, net	108,246	111,434	114,618	111,455	194,844
Total liabilities	1,980,704	1,855,646	1,759,384	1,393,183	1,277,465
Operating Partnership interests of third parties	55,819	54,320	54,407	66,128	49,823
Total CubeSmart L.P. Capital	1,709,678	1,629,134	1,655,382	1,643,327	1,448,026
Noncontrolling interests in subsidiaries	6,771	6,236	5,855	1,526	1,592
Total liabilities and capital	3,752,972	3,545,336	3,475,028	3,104,164	2,776,906

Other Data:
Number of stores	493	484	475	445	421
Total rentable square feet (in thousands)	34,619	33,760	32,858	30,361	28,622
Occupancy percentage	89.0%	89.2%	89.7%	90.2%	89.1%
Cash dividends declared per common unit (2)	$1.22	$1.11	$0.90	$0.69	$0.55

(1)	OP units have been excluded from the earnings per unit calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)

We announced full quarterly dividends of $0.13 and $0.484 per common and preferred units, respectively, on February 25, 2014, May 28, 2014, and August 5, 2014; dividends of $0.16 and $0.484 per common and preferred units, respectively, on December 16, 2014, February 24, 2015, May 27, 2015, and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred units, respectively, on December 10, 2015, February 16, 2016, June 1, 2016, and August 2, 2016; dividends of $0.174 per preferred unit on September 2, 2016; dividends of $0.27 per common unit on December 15, 2016, February 14, 2017, May 31, 2017, and July 25, 2017; dividends of $0.30 per common unit on December 14, 2017, February 13, 2018, May 30, 2018, and August 7, 2018; and dividends of $0.32 per common share on December 13, 2018.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management, and acquisition of self-storage properties.  The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries.  The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes.  As of December 31, 2018 and December 31, 2017, we owned 493 and 484 self-storage properties, respectively, totaling approximately 34.6 million and 33.8 million rentable square feet, respectively.  As of December 31, 2018, we owned stores in the District of Columbia and the following 23 states:  Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah, and Virginia.  In addition, as of December 31, 2018, we managed 593 stores for third parties (including 151 stores containing an aggregate of approximately 9.0 million net rentable square feet as part of five separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,086.  As of December 31, 2018, we managed stores for third parties in the District of Columbia and the following 34 states:  Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington, West Virginia, and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10%, and 8%, respectively, of total revenues for the year ended December 31, 2018.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2018, 2017, and 2016.

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

The Company recognizes gains from sale of real estate in accordance with the guidance on transfer of nonfinancial assets. Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized when a valid contract exists, the collectability of the sales price is reasonably assured and the control of the property has transferred.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture.  Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values, and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2018, 2017 and 2016.

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

Recent Accounting Pronouncements

   In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption of the new guidance, the majority of the Company’s future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. In addition, the Company elected the practical expedient that allows reporting entities to use hindsight to determine the lease term for existing leases. The Company expects to record lease liabilities of approximately $55.0 million and right-of-use assets of approximately $50.0 million, primarily related to the Company’s ten ground leases in which it serves as lessee.

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

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of December 31, 2018, we owned 456 same-store properties and 37 non same-store properties.  All of the non same-store properties were 2017 and 2018 acquisitions, dispositions, developed stores, stores with a significant portion of net rentable square footage taken out of service, or stores that have not yet reached stabilization as defined above.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of December 31, 2018, 2017, and 2016, we owned 493, 484, and 475 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2016 through December 31, 2018:

	2018	2017	2016

Balance - January 1	484	475	445
Stores acquired	1	—	10
Stores developed	—	1	1
Balance - March 31	485	476	456
Stores acquired	1	3	7
Stores developed	—	—	1
Stores combined (1)	—	(1)	—
Balance - June 30	486	478	464
Stores acquired	3	—	7
Stores developed	1	2	—
Balance - September 30	490	480	471
Stores acquired	5	4	4
Stores developed	—	1	—
Stores combined (2)	—	(1)	—
Stores sold	(2)	—	—
Balance - December 31	493	484	475

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

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2018	2017	(Decrease)	Change	2018	2017	2018	2017	2018	2017	(Decrease)	Change
REVENUES:
Rental income	$483,421	$468,090	$15,331	3.3%	$34,114	$20,953	$—	$—	$517,535	$489,043	$28,492	5.8%
Other property related income	49,888	48,105	1,783	3.7%	4,105	2,669	6,163	4,227	60,156	55,001	5,155	9.4%
Property management fee income	—	—	—	0.0%	—	—	20,253	14,899	20,253	14,899	5,354	35.9%
Total revenues	533,309	516,195	17,114	3.3%	38,219	23,622	26,416	19,126	597,944	558,943	39,001	7.0%

OPERATING EXPENSES:
Property operating expenses	152,442	147,334	5,108	3.5%	15,641	10,616	28,783	23,558	196,866	181,508	15,358	8.5%
NET OPERATING INCOME (LOSS):	380,867	368,861	12,006	3.3%	22,578	13,006	(2,367)	(4,432)	401,078	377,435	23,643	6.3%

Store count	456	456			37	28			493	484
Total square footage	31,434	31,434			3,185	2,326			34,619	33,760
Period End Occupancy (1)	91.2%	91.5%			67.0%	56.1%			89.0%	89.2%
Period Average Occupancy (2)	92.7%	92.9%
Realized annual rent per occupied sq. ft. (3)	$16.60	$16.03

Depreciation and amortization									143,350	145,681	(2,331)	(1.6)%
General and administrative									37,712	34,745	2,967	8.5%
Acquisition related costs									—	1,294	(1,294)	(100.0)%
Subtotal									181,062	181,720	(658)	(0.4)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(62,132)	(56,952)	(5,180)	(9.1)%
Loan procurement amortization expense									(2,313)	(2,638)	325	12.3%
Equity in losses of real estate ventures									(865)	(1,386)	521	37.6%
Gains from sale of real estate, net									10,576	—	10,576	100.0%
Other									206	872	(666)	(76.4)%
Total other expense									(54,528)	(60,104)	5,576	9.3%

NET INCOME									165,488	135,611	29,877	22.0%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,820)	(1,593)	(227)	(14.2)%
Noncontrolling interests in subsidiaries									221	270	(49)	(18.1)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$163,889	$134,288	$29,601	22.0%

(1)	Represents occupancy as of December 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $489.0 million during 2017 to $517.5 million during 2018, an increase of $28.5 million, or 5.8%.  The increase in same-store rental income was primarily due to higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 3.6% as a result of higher rates for new and existing customers during 2018 as compared to 2017.  The remaining increase is primarily attributable to $13.2 million of additional income from the stores acquired in 2017 and 2018 included in our non same-store portfolio.

Other property related income increased from $55.0 million in 2017 to $60.2 million in 2018, an increase of $5.2 million, or 9.4%.  The $1.8 million increase in same-store other property related income is mainly attributable to increased customer insurance participation. The remainder of the increase is attributable to $1.4 million of additional other property related income derived from the stores acquired or opened in 2017 and 2018 included in our non same-store portfolio and $1.9 million resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $14.9 million during 2017 to $20.3 million during 2018, an increase of $5.4 million, or 35.9%.  This increase is attributable to an increase in management fees related to the third-party management business resulting from more stores under management and higher revenue at managed stores (593 stores as of December 31, 2018 compared to 452 stores as of December 31, 2017).

Operating Expenses

Property operating expenses increased from $181.5 million in 2017 to $196.9 million in 2018, an increase of $15.4 million, or 8.5%. This increase was primarily attributable to a $5.2 million increase in costs associated with the growth in our third-party management program as well as system enhancements, a $5.1 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes, payroll, and snow removal expenses, and $5.0 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization decreased from $145.7 million in 2017 to $143.4 million in 2018, a decrease of $2.3 million, or 1.6%.  This decrease is primarily attributable to five-year assets acquired as part of the Company’s property acquisitions in 2012 that became fully depreciated during 2017.

General and administrative expenses increased from $34.7 million in 2017 to $37.7 million in 2018, an increase of $3.0 million, or 8.5%. The change is primarily attributable to increased professional fees, a charge associated with the settlement of a legal action, and payroll expenses resulting from additional employee headcount to support our growth.

Acquisition related costs decreased $1.3 million from the year ended December 31, 2017 to the year ended December 31, 2018 as a result of the Company’s adoption of ASU 2017-01 on January 1, 2018 (see note 2), which now categorizes the majority of our property acquisitions as asset acquisitions, resulting in the capitalization of acquisition related costs.

Other (expense) income

Interest expense on loans increased from $57.0 million in 2017 to $62.1 million in 2018, an increase of $5.2 million, or 9.1%. The increase is primarily attributable to a higher amount of outstanding debt during 2018 as compared to 2017, and higher interest rates during 2018. The average debt balance increased to $1.7 billion during 2018 as compared to $1.6 billion during 2017 as the result of borrowings to fund a portion of the Company’s acquisition activity.  The weighted average effective interest rate on our outstanding debt increased from 3.79% during 2017 to 3.93% during 2018.

Gains from sale of real estate, net were $10.6 million for the year ended December 31, 2018, with no comparable gains during the year ended December 31, 2017. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

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

Revenues

Rental income increased from $449.6 million during 2016 to $489.0 million during 2017, an increase of $39.4 million, or 8.8%.  The increase in same-store rental income was primarily due to an increase in average occupancy of 20 basis points and higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 4.3% as a result of higher rates for new and existing customers during 2017 as compared to 2016.  The remaining increase is primarily attributable to $20.1 million of additional income from the stores acquired in 2016 and 2017 included in our non same-store portfolio.

Other property related income increased from $50.3 million in 2016 to $55.0 million in 2017, an increase of $4.7 million, or 9.4%.  The $1.4 million increase in same-store other property related income is mainly attributable to increased customer insurance participation and higher average occupancy.  The remainder of the increase is attributable to other property related income derived from the stores acquired or opened in 2016 and 2017 included in our non same-store portfolio.

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

We use NOI as a measure of operating performance at each of our stores, and for all of our stores in the aggregate. NOI should not be considered as a substitute for net income, cash flows provided by operating, investing and financing activities, or other income statement or cash flow statement data prepared in accordance with GAAP.

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

There are material limitations to using a measure such as NOI, including the difficulty associated with comparing results among more than one company and the inability to analyze certain significant items, including depreciation and interest expense, that directly affect our net income.  We compensate for these limitations by considering the economic effect of the excluded expense items independently as well as in connection with our analysis of net income.  NOI should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as total revenues and net income.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2018 and 2017 (in thousands):

	For the Year Ended December 31,
	2018	2017

Net income attributable to the Company’s common shareholders	$163,889	$134,288

Add (deduct):
Real estate depreciation and amortization:
Real property	140,538	142,961
Company’s share of unconsolidated real estate ventures	10,286	10,243
Gains from sale of real estate, net	(10,576)	—
Noncontrolling interests in the Operating Partnership	1,820	1,593
FFO attributable to common shareholders and OP unitholders	$305,957	$289,085

Add:
Loan procurement amortization expense - early repayment of debt	—	190
Acquisition related costs	—	1,319
Loss related to settlement of legal action (1)	1,828	—
Property damage related to hurricanes, net of expected insurance proceeds (2)	—	874
FFO, as adjusted, attributable to common shareholders and OP unitholders	$307,785	$291,468

Weighted-average diluted shares outstanding	185,495	181,448
Weighted-average diluted units outstanding	2,021	2,150
Weighted-average diluted shares and units outstanding	187,516	183,598

(1)

Loss related to settlement of legal action for the year ended December 31, 2018, represents a charge related to a preliminary settlement agreement for a class action alleging violations of a state specific deceptive and unfair trade practices act.

(2)

Property damage related to hurricanes, net of expected insurance proceeds for the year ended December 31, 2017 includes $0.1 million of storm damage related costs that are included in the Company’s share of equity in losses of real estate ventures.

Cash Flows

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2018	2017	Change
	(in thousands)

Operating activities	$304,335	$291,914	$12,421
Investing activities	$(322,259)	$(150,303)	$(171,956)
Financing activities	$15,248	$(143,319)	$158,567

Cash provided by operating activities for the years ended December 31, 2018 and 2017 was $304.3 million and $291.9 million, respectively, reflecting an increase of $12.4 million.  Our increased cash flow from operating activities is primarily attributable to our 2017 and 2018 acquisitions and increased net operating income levels on the same-store portfolio in the 2018 period as compared to the 2017 period.

Cash used in investing activities increased from $150.3 million for the year ended December 31, 2017 to $322.3 million for the year ended December 31, 2018, reflecting an increase of $172.0 million. The change was primarily driven by an increase in cash used for the acquisition of storage properties. Cash used during the year ended December 31, 2018 related to the acquisition of ten stores for an aggregate purchase price of $227.5 million, inclusive of $7.2 million of assumed debt and $4.8 million of OP units issued, while cash used during the year ended December 31, 2017 related to the acquisition of seven stores for an aggregate purchase price of $80.7 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued. The change was also driven by an $18.9 million increase in our investment in real estate ventures primarily due to $14.1 million used to fund the acquisition of twelve properties during 2018 by HVP IV and $5.0 million to fund our preferred investment in Capital Storage (see note 2). The remainder of the increase was primarily due to a $17.2 million increase in development costs resulting from the acquisition of the noncontrolling interest in a previously consolidated joint venture offset by a $16.4 million increase in proceeds received from the sale of two stores during 2018 with no property sales in the 2017 period.

Cash provided by financing activities was $15.2 million in 2018 compared to cash used in financing activities of $143.3 million in 2017, a change of $158.6 million. This change was primarily the result of a $75.4 million net increase in revolving credit facility borrowings and a $102.2 million increase in proceeds received from the issuance of common shares during the year ended December 31, 2018 compared to the year ended December 31, 2017. These cash inflows were offset by a $26.4 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership during the year ended December 31, 2018 compared to the year ended December 31, 2017, resulting from the increase in the common dividend per share and number of shares outstanding.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2017	2016	Change
	(in thousands)

Operating activities	$291,914	$263,274	$28,640
Investing activities	$(150,303)	$(559,288)	$408,985
Financing activities	$(143,319)	$219,411	$(362,730)

Cash provided by operating activities for the years ended December 31, 2017 and 2016 was $291.9 million and $263.3 million, respectively, reflecting an increase of $28.6 million.  Our increased cash flow from operating activities is primarily attributable to our 2016 and 2017 acquisitions and increased net operating income levels on the same-store portfolio in the 2017 period as compared to the 2016 period.

Cash used in investing activities was $150.3 million in 2017 and $559.3 million in 2016, a decrease of $409.0 million driven by a decrease in cash used for acquisitions of self-storage properties.  Cash used during 2017 related to the acquisition of seven stores for an aggregate purchase price of $80.7 million, inclusive of $6.2 million of assumed debt and $12.3 million of OP units issued, while cash used in investing activities during 2016 related to the acquisition of 28 stores for an aggregate purchase price of $403.6 million, inclusive of $6.5 million of assumed debt. The change is also driven by a decrease in cash used for development costs resulting from the acquisition of a development property by a consolidated joint venture for $67.2 million, inclusive of $35.0 million of assumed debt, during 2016.

Cash used in financing activities was $143.3 million in 2017 compared to cash provided by financing activities of $219.4 million in 2016, a change of $362.7 million.  The change is primarily a result of $298.5 million of net proceeds from our issuance of unsecured senior notes in August 2016 compared to $103.2 million of net proceeds from our issuance of unsecured senior notes in April 2017. There was also a $106.5 million decrease in proceeds received from the issuance and sale of common shares from 2016 to 2017 and a $100.0 million term loan repayment during April 2017 with no comparable repayment in the prior year.  We also paid $77.6 million to redeem our 7.75% Series A Preferred shares in November 2016 with no similar transaction in 2017. Additionally, cash distributions paid to common shareholders, preferred shareholders, and noncontrolling interests in the Operating Partnership increased $39.6 million from 2016 to 2017, resulting primarily from the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures, and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  In the 2019 fiscal year, we expect recurring capital expenditures to be approximately $10.0 million to $15.0 million, planned capital improvements and store upgrades to be approximately $5.0 million to $10.0 million and costs associated with the development of new stores to be approximately $30.0 million to $45.0 million.  After giving effect to the subsequent repayment of the $200.0 million outstanding indebtedness under the term loan portion of our Credit Facility in January 2019 (see “Recent Developments”), as of December 31, 2018, our remaining scheduled principal payments on debt are approximately $11.7 million in 2019.

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

Our liquidity needs beyond 2019 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Credit Facility, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2018, we had approximately $3.8 million in available cash and cash equivalents.  In addition, we had approximately $303.8 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(568)	(617)
Less: Loan procurement costs, net	(5,908)	(6,923)
Total unsecured senior notes, net	$1,143,524	$1,142,460

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020.  Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%.  As of December 31, 2018, $303.8 million was available for borrowing under the Revolver.  The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.  As of December 31, 2018, we also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of a $100.0 million unsecured term loan with a five-year maturity and a $100.0 million unsecured term loan with a seven-year maturity. On April 6, 2017, we used the net proceeds from the issuance of $50.0 million of our 4.375% Senior Notes due 2023 and $50.0 million of our 4.000% Senior Notes due 2025 to repay all of the outstanding indebtedness under our five-year $100.0 million unsecured term loan that was scheduled to mature in June 2018.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	December 31,		Rate as of	Maturity
Unsecured Term Loans	2018	2017	December 31, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan (2)	$200,000	$200,000	3.80%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.65%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(201)	(604)
Total unsecured term loans, net	$299,799	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loan that matured in January 2019 were priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR.  As of December 31, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.75%.

(2)

On January 31, 2019, we used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (see “Recent Developments”) to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility that was scheduled to mature in January 2019.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn as of December 31, 2018 and no further borrowings may be made under the term loans.  Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2018, we were in compliance with all of our financial covenants and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

Issuance of Common Shares

We maintain an at-the-market equity program that enables us to offer and sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).  Our sales activity under the program for the years ended December 31, 2018, 2017, and 2016 is summarized below:

	For the year ended December 31,
	2018	2017	2016
	(Dollars and shares in thousands, except per share amounts)
Number of shares sold	4,291	1,036	4,408
Average sales price per share	$31.09	$29.13	$31.25
Net proceeds after deducting offering costs	$131,835	$29,642	$136,120

We used proceeds from sales of common shares under the program during the years ended December 31, 2018, 2017, and 2016 to fund acquisitions of storage properties and for general corporate purposes.  As of December 31, 2018, 2017, and 2016, 10.5 million common shares, 4.7 million common shares, and 5.8 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

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

Recent Developments

On January 30, 2019, the Operating Partnership issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2029 which bear interest at a rate of 4.375% per annum (the “2029 Notes”). The 2029 Notes were priced at 99.356% of the principal amount to yield 4.455% to maturity. Net proceeds from the offering of $345.5 million were used to repay all of the outstanding indebtedness under our $200.0 million unsecured term loan portion of the Credit Facility that was scheduled to mature in January 2019. The remaining proceeds from the offering were used to repay a portion of the outstanding indebtedness under the Revolver.

Other Material Changes in Financial Position

	December 31,
	2018	2017	Change
		(in thousands)
Selected Assets
Storage properties, net	$3,600,968	$3,408,790	$192,178
Other assets, net	$48,763	$34,590	$14,173

Selected Liabilities
Revolving credit facility	$195,525	$81,700	$113,825

Storage properties, net of accumulated depreciation, increased $192.2 million primarily as a result of the acquisition of ten storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Other assets, net increased $14.2 million primarily due to a $6.4 million net increase in our in-place lease intangibles resulting from the acquisition of nine operating storage properties during the year. The increase is also a result of our $5.0 million investment made in exchange for 100% of the Class A Preferred Units of Capital Storage Partners, LLC, a newly formed venture that acquired 22 storage properties located in Florida (4), Oklahoma (5), and Texas (13) (see note 2).

Revolving credit facility increased $113.8 million primarily as a result of borrowings used to fund the acquisition of ten storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
							2024 and
	Total	2019	2020	2021	2022	2023	thereafter
Mortgage loans and notes payable (1)	$106,146	$11,652	$12,791	$45,057	$923	$31,019	$4,704
Revolving credit facility and unsecured term loans (2)	495,525	200,000	295,525	—	—	—	—
Unsecured senior notes	1,150,000	—	—	—	250,000	300,000	600,000
Interest payments	292,175	63,387	53,845	49,437	42,719	35,017	47,770
Ground leases	131,242	2,814	2,887	2,956	3,116	3,090	116,379
Software and service contracts	164	134	30	—	—	—	—
Development commitments	41,561	36,706	4,855	—	—	—	—
	$2,216,813	$314,693	$369,933	$97,450	$296,758	$369,126	$768,853

(1)	Amounts do not include unamortized fair value adjustments for discounts/premiums and loan procurement costs.

(2)

On January 31, 2019, we used a portion of the net proceeds from the issuance of the 2029 Notes (see “Recent Developments”) to repay all of the $200.0 million of outstanding indebtedness under the unsecured term loan portion of the Credit Facility that was scheduled to mature in January 2019. We expect to satisfy all other contractual obligations owed in 2019 through a combination of cash generated from operations and from draws on the revolving portion of our Credit Facility.

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

As of December 31, 2018 our consolidated debt consisted of $1.3 billion of outstanding mortgages and unsecured senior notes that are subject to fixed rates.  Additionally, as of December 31, 2018, there were $195.5 million and $300.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable rate debt increase by 100 basis points, the increase in annual interest expense on our variable rate debt would decrease future earnings and cash flows by approximately $5.0 million a year.  If market rates on our variable rate debt decrease by 100 basis points, the decrease in interest expense on our variable rate debt would increase future earnings and cash flows by approximately $5.0 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would decrease by approximately $60.7 million.  If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes, and unsecured term loans would increase by approximately $65.0 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2019 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2019 Annual Meeting.”  The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the captions “Compensation Committee Report,” “Meetings and Committees of the Board of Trustees Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” “Executive Compensation,” “Severance Plan and Potential Payments Upon Termination or Change in Control,” and “Trustee Compensation.”

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2018.

Number of securities remaining
	Number of securities to	Weighted-average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	1,659,003	$19.89	(1)	4,517,038
Equity compensation plans not approved by shareholders	—	—		—
Total	1,659,003	$19.89		4,517,038

(1)	This number reflects the weighted-average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

4.18*

Form of $350 million aggregate principal amount of 4.375% senior notes due February 15, 2029, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

4.19*

Sixth Supplemental Indenture, dated as of January 30, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

10.1*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue (substantially identical agreements have been entered into with Christopher P. Marr, Timothy M. Martin, Jeffrey P. Foster, Piero Bussani, Dorothy Dowling, John W. Fain, Marianne M. Keler, John F. Remondi, Jeffrey F. Rogatz, and Deborah R. Salzberg), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

10.2*†

Form of Restricted Share Agreement for Non-Employee Trustees under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.83 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, filed on February 29, 2008.

10.3*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.4*†

Form of Restricted Share Agreement under the U-Store-It Trust 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed on May 10, 2007.

10.5*†

Form of Nonqualified Share Option Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.6*†

Form of Restricted Share Agreement under the U-Store-It Trust 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on January 25, 2008.

10.7*†

U-Store-It Trust Trustees Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.78 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.8*†

U-Store-It Trust Executive Deferred Compensation Plan, amended and restated effective January 1, 2009, incorporated by reference to Exhibit 10.79 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed on March 2, 2009.

10.9*†	U-Store-It Trust Deferred Trustees Plan, effective as of May 31, 2005, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 6, 2005.

10.10*

Term Loan Agreement dated as of June 20, 2011 by and among U-Store-It, L.P., as Borrower, U-Store-It Trust, and Wells Fargo Securities, LLC and PNC Capital Markets LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 23, 2011.

10.11*

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

10.12*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.13*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.14*†

Form of 2012 Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2012.

10.15*

First Amendment to Credit Agreement, dated as of April 5, 2012, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association and each of the lenders party to the credit agreement dated December 9, 2011, incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 7, 2012.

10.16*†

Form of Restricted Share Unit Award Agreement (2-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.17*†

Form of Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.18*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.19*

Underwriting Agreement, dated as of January 24, 2019, among CubeSmart, CubeSmart, L.P., Wells Fargo Securities, LLC, Barclays Capital Inc. and Jefferies LLC, as representatives of each of the other underwriters named in Exhibit A thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2019.

10.20*

Second Amendment to Credit Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on June 19, 2013.

10.21*

Second Amendment to Term Loan Agreement dated as of June 18, 2013 by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on June 19, 2013.

10.22*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013.

10.23*†

Executive Employment Agreement, entered into as of January 24, 2014 and effective as of January 1, 2014, by and between CubeSmart and Christopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 28, 2014.

10.24*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.25*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.26*†

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

10.31*

Third Amendment to Credit Agreement, dated as of April 22, 2015, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on April 27, 2015.

10.32*

Fourth Amendment to Term Loan Agreement, dated as of April 22, 2015, by and among CubeSmart, L.P., CubeSmart, Wells Fargo Bank, National Association, as Administrative Agent and each of the lenders party thereto, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on April 27, 2015.

10.33*†	Amended and Restated CubeSmart 2007 Equity Incentive Plan, effective June 1, 2016, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 14, 2016.

10.34*†

First Amendment to Executive Employment Agreement, dated as of September 30, 2016, by and between CubeSmart and Christopher P. Marr, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on September 30, 2016.

10.35*†	CubeSmart Executive Severance Plan, effective January 1, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2016.

10.36*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.37*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.38*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.39*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.40*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.41*†

Form of Restricted Share Unit Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.42*†

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

10.47*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.48*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.49*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.50*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Jeffries LLC, incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.51*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.52*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.53*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.54*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.55*†

Form of Performance-Vested Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP relating to financial statements of CubeSmart.

23.2	Consent of KPMG LLP relating to financial statements of CubeSmart, L.P.

31.1	Certification of Chief Executive Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of CubeSmart required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Executive Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer of CubeSmart, L.P. required by Rule 13a-14(a)/15d-14(a) under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Officer and Chief Financial Officer of CubeSmart, L.P. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Material United States Federal Income Tax Considerations.

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marianne M. Keler	Chair of the Board of Trustees	February 22, 2019
Marianne M. Keler

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 22, 2019
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 22, 2019
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 22, 2019
Piero Bussani

/s/ Dorothy Dowling	Trustee	February 22, 2019
Dorothy Dowling

/s/ John W. Fain	Trustee	February 22, 2019
John W. Fain

/s/ John F. Remondi	Trustee	February 22, 2019
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 22, 2019
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 22, 2019
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2018, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 22, 2019

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation, and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2018, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of
CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of
CubeSmart, L.P.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 22, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of
CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Partners of
CubeSmart, L.P.:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 22, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 22, 2019

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017

ASSETS
Storage properties	$4,463,455	$4,161,715
Less: Accumulated depreciation	(862,487)	(752,925)
Storage properties, net (including VIE assets of $330,986 and $291,496, respectively)	3,600,968	3,408,790
Cash and cash equivalents	3,764	5,268
Restricted cash	2,718	3,890
Loan procurement costs, net of amortization	963	1,592
Investment in real estate ventures, at equity	95,796	91,206
Other assets, net	48,763	34,590
Total assets	$3,752,972	$3,545,336

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,143,524	$1,142,460
Revolving credit facility	195,525	81,700
Unsecured term loans, net	299,799	299,396
Mortgage loans and notes payable, net	108,246	111,434
Accounts payable, accrued expenses and other liabilities	149,914	143,344
Distributions payable	60,627	55,297
Deferred revenue	22,595	21,529
Security deposits	474	486
Total liabilities	1,980,704	1,855,646

Noncontrolling interests in the Operating Partnership	55,819	54,320

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 187,145,103 and 182,215,735 shares issued and outstanding at December 31, 2018 and 2017, respectively	1,871	1,822
Additional paid-in capital	2,500,751	2,356,620
Accumulated other comprehensive (loss) income	(1,029)	3
Accumulated deficit	(791,915)	(729,311)
Total CubeSmart shareholders’ equity	1,709,678	1,629,134
Noncontrolling interests in subsidiaries	6,771	6,236
Total equity	1,716,449	1,635,370
Total liabilities and equity	$3,752,972	$3,545,336

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2018	2017	2016

REVENUES
Rental income	$517,535	$489,043	$449,601
Other property related income	60,156	55,001	50,255
Property management fee income	20,253	14,899	10,183
Total revenues	597,944	558,943	510,039
OPERATING EXPENSES
Property operating expenses	196,866	181,508	165,847
Depreciation and amortization	143,350	145,681	161,865
General and administrative	37,712	34,745	32,823
Acquisition related costs	—	1,294	6,552
Total operating expenses	377,928	363,228	367,087
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(62,132)	(56,952)	(50,399)
Loan procurement amortization expense	(2,313)	(2,638)	(2,577)
Equity in losses of real estate ventures	(865)	(1,386)	(2,662)
Gains from sale of real estate, net	10,576	—	—
Other	206	872	1,062
Total other expense	(54,528)	(60,104)	(54,576)
NET INCOME	165,488	135,611	88,376
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,820)	(1,593)	(941)
Noncontrolling interest in subsidiaries	221	270	470
NET INCOME ATTRIBUTABLE TO THE COMPANY	163,889	134,288	87,905
Distribution to preferred shareholders	—	—	(5,045)
Preferred share redemption charge	—	—	(2,937)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$163,889	$134,288	$79,923

Basic earnings per share attributable to common shareholders	$0.89	$0.74	$0.45
Diluted earnings per share attributable to common shareholders	$0.88	$0.74	$0.45

Weighted-average basic shares outstanding	184,653	180,525	178,246
Weighted-average diluted shares outstanding	185,495	181,448	179,533

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2018	2017	2016

NET INCOME	$165,488	$135,611	$88,376
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(979)	195	(1,247)
Reclassification of realized (gains) losses on interest rate swaps	(60)	1,680	4,412
OTHER COMPREHENSIVE (LOSS) INCOME	(1,039)	1,875	3,165
COMPREHENSIVE INCOME	164,449	137,486	91,541
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,814)	(1,615)	(978)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	221	270	470
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$162,856	$136,141	$91,033

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

											Noncontrolling
											Interests
	Common		Preferred		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2015	174,668	$1,747	3,100	$31	$2,231,181	$(4,978)	$(584,654)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interest in subsidiaries									4,799	4,799
Issuance of common shares, net	4,408	44			136,077			136,121		136,121
Issuance of restricted shares	123	1						1		1
Issuance of OP Shares											1,500
Conversion from units to shares	188	2			4,874			4,876		4,876	(4,876)
Exercise of stock options	696	7			13,276			13,283		13,283
Amortization of restricted shares					1,952			1,952		1,952
Share compensation expense					1,260			1,260		1,260
Adjustment for noncontrolling interests in the Operating Partnership							7,388	7,388		7,388	(7,388)
Net income (loss)							87,905	87,905	(470)	87,435	941
Other comprehensive income, net:						3,128		3,128		3,128	37
Preferred share distributions ($1.63 per share)							(5,045)	(5,045)		(5,045)
Preferred share redemption			(3,100)	(31)	(74,606)		(2,937)	(77,574)		(77,574)
Common share distributions ($0.90 per share)							(161,240)	(161,240)		(161,240)	(1,935)
Balance at December 31, 2016	180,083	$1,801	—	$—	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interest in subsidiaries									1,058	1,058
Acquisition of noncontrolling interest in subsidiary					(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares, net	1,036	10			29,632			29,642		29,642
Issuance of restricted shares	106	1						1		1
Issuance of OP Shares											12,324
Conversion from units to shares	594	6			15,700			15,706		15,706	(15,706)
Exercise of stock options	397	4			2,360			2,364		2,364
Amortization of restricted shares					2,009			2,009		2,009
Share compensation expense					1,531			1,531		1,531
Adjustment for noncontrolling interests in the Operating Partnership							(3,965)	(3,965)		(3,965)	3,965
Net income (loss)							134,288	134,288	(270)	134,018	1,593
Other comprehensive income, net:						1,853		1,853		1,853	22
Common share distributions ($1.11 per share)							(201,051)	(201,051)		(201,051)	(2,285)
Balance at December 31, 2017	182,216	$1,822	—	$—	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interest in subsidiaries									925	925
Distributions to noncontrolling interests in subsidiaries									(169)	(169)
Issuance of common shares, net	4,291	43			131,786			131,829		131,829
Issuance of restricted shares	86	1						1		1
Issuance of OP Shares											6,242
Conversion from units to shares	147	1			4,403			4,404		4,404	(4,404)
Exercise of stock options	405	4			3,831			3,835		3,835
Amortization of restricted shares					2,570			2,570		2,570
Share compensation expense					1,541			1,541		1,541
Adjustment for noncontrolling interests in the Operating Partnership							(299)	(299)		(299)	299
Net income (loss)							163,889	163,889	(221)	163,668	1,820
Other comprehensive (loss) income, net:						(1,032)	405	(627)		(627)	(6)
Common share distributions ($1.22 per share)							(226,599)	(226,599)		(226,599)	(2,452)
Balance at December 31, 2018	187,145	$1,871	—	$—	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2018	2017	2016
Operating Activities
Net income	$165,488	$135,611	$88,376
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	145,663	148,319	164,442
Equity in losses of real estate ventures	865	1,386	2,662
Gains from sale of real estate, net	(10,576)	—	—
Equity compensation expense	5,572	5,586	4,850
Accretion of fair market value adjustment of debt	(735)	(559)	(1,138)
Changes in other operating accounts:
Other assets	(4,937)	(10,429)	(5,229)
Accounts payable and accrued expenses	2,653	10,846	7,862
Other liabilities	342	1,154	1,449
Net cash provided by operating activities	$304,335	$291,914	$263,274
Investing Activities
Acquisitions of storage properties	(214,510)	(69,629)	(388,641)
Additions and improvements to storage properties	(27,626)	(27,378)	(29,672)
Development costs	(86,002)	(68,778)	(136,912)
Investment in real estate ventures	(19,216)	(301)	(12,176)
Cash distributed from real estate ventures	8,706	15,783	8,113
Proceeds from sale of real estate, net	16,389	—	—
Net cash used in investing activities	$(322,259)	$(150,303)	$(559,288)
Financing Activities
Proceeds from:
Unsecured senior notes	—	103,192	298,512
Revolving credit facility	679,535	628,400	958,200
Principal payments on:
Revolving credit facility	(565,710)	(590,000)	(914,900)
Unsecured term loans	—	(100,000)	—
Mortgage loans and notes payable	(9,816)	(8,666)	(37,260)
Loan procurement costs	—	(953)	(2,467)
Acquisition of noncontrolling interest in subsidiary	—	(9,033)	—
Proceeds from issuance of common shares, net	131,830	29,643	136,122
Cash paid upon vesting of restricted shares	(1,461)	(2,046)	(1,638)
Redemption of preferred shares	—	—	(77,574)
Exercise of stock options	3,835	2,364	13,283
Contributions from noncontrolling interests in subsidiaries	925	1,058	4,799
Distributions paid to noncontrolling interests in subsidiaries	(169)	—	—
Distributions paid to common shareholders	(221,328)	(195,006)	(149,280)
Distributions paid to preferred shareholders	—	—	(6,545)
Distributions paid to noncontrolling interests in Operating Partnership	(2,393)	(2,272)	(1,841)
Net cash provided by (used in) financing activities	$15,248	$(143,319)	$219,411
Change in cash, cash equivalents, and restricted cash	(2,676)	(1,708)	(76,603)
Cash, cash equivalents, and restricted cash at beginning of year	9,158	10,866	87,469
Cash, cash equivalents, and restricted cash at end of year	$6,482	$9,158	$10,866
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$66,829	$63,407	$53,085
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$—	$(22,019)
Accretion of put liability	$24,747	$35,122	$31,426
Derivative valuation adjustment	$(633)	$1,875	$3,165
Discount on issuance of unsecured senior notes	$—	$—	$1,488
Mortgage loan assumptions	$7,166	$6,201	$41,513
Preferred share redemption	$—	$—	$2,863
Issuance of OP units	$6,242	$12,324	$—
Liability for acquisition of storage property	$—	$1,470	$—
Contribution of storage property to real estate venture	$—	$9,400	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2018	2017

ASSETS
Storage properties	$4,463,455	$4,161,715
Less: Accumulated depreciation	(862,487)	(752,925)
Storage properties, net (including VIE assets of $330,986 and $291,496, respectively)	3,600,968	3,408,790
Cash and cash equivalents	3,764	5,268
Restricted cash	2,718	3,890
Loan procurement costs, net of amortization	963	1,592
Investment in real estate ventures, at equity	95,796	91,206
Other assets, net	48,763	34,590
Total assets	$3,752,972	$3,545,336

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,143,524	$1,142,460
Revolving credit facility	195,525	81,700
Unsecured term loans, net	299,799	299,396
Mortgage loans and notes payable, net	108,246	111,434
Accounts payable, accrued expenses and other liabilities	149,914	143,344
Distributions payable	60,627	55,297
Deferred revenue	22,595	21,529
Security deposits	474	486
Total liabilities	1,980,704	1,855,646

Limited Partnership interests of third parties	55,819	54,320

Commitments and contingencies

Capital
Operating Partner	1,710,707	1,629,131
Accumulated other comprehensive (loss) income	(1,029)	3
Total CubeSmart, L.P. capital	1,709,678	1,629,134
Noncontrolling interests in subsidiaries	6,771	6,236
Total capital	1,716,449	1,635,370
Total liabilities and capital	$3,752,972	$3,545,336

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2018	2017	2016

REVENUES
Rental income	$517,535	$489,043	$449,601
Other property related income	60,156	55,001	50,255
Property management fee income	20,253	14,899	10,183
Total revenues	597,944	558,943	510,039
OPERATING EXPENSES
Property operating expenses	196,866	181,508	165,847
Depreciation and amortization	143,350	145,681	161,865
General and administrative	37,712	34,745	32,823
Acquisition related costs	—	1,294	6,552
Total operating expenses	377,928	363,228	367,087
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(62,132)	(56,952)	(50,399)
Loan procurement amortization expense	(2,313)	(2,638)	(2,577)
Equity in losses of real estate ventures	(865)	(1,386)	(2,662)
Gains from sale of real estate, net	10,576	—	—
Other	206	872	1,062
Total other expense	(54,528)	(60,104)	(54,576)
NET INCOME	165,488	135,611	88,376
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	221	270	470
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	165,709	135,881	88,846
Operating Partnership interests of third parties	(1,820)	(1,593)	(941)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	163,889	134,288	87,905
Distribution to preferred unitholders	—	—	(5,045)
Preferred unit redemption charge	—	—	(2,937)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$163,889	$134,288	$79,923

Basic earnings per unit attributable to common unitholders	$0.89	$0.74	$0.45
Diluted earnings per unit attributable to common unitholders	$0.88	$0.74	$0.45

Weighted-average basic units outstanding	184,653	180,525	178,246
Weighted-average diluted units outstanding	185,495	181,448	179,533

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2018	2017	2016

NET INCOME	$165,488	$135,611	$88,376
Other comprehensive (loss) income:
Unrealized (losses) gains on interest rate swaps	(979)	195	(1,247)
Reclassification of realized (gains) losses on interest rate swaps	(60)	1,680	4,412
OTHER COMPREHENSIVE (LOSS) INCOME	(1,039)	1,875	3,165
COMPREHENSIVE INCOME	164,449	137,486	91,541
Comprehensive income attributable to Operating Partnership interests of third parties	(1,814)	(1,615)	(978)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	221	270	470
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$162,856	$136,141	$91,033

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP	Number of Preferred OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Units	Operating	Comprehensive	CubeSmart L.P.	Interest in	Total	Interests
	Outstanding	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2015	174,668	3,100	$1,648,305	$(4,978)	$1,643,327	$1,526	$1,644,853	$66,128
Contributions from noncontrolling interest in subsidiaries						4,799	4,799
Issuance of common OP units, net	4,408		136,121		136,121		136,121
Issuance of restricted OP units	123		1		1		1
Issuance of OP Shares								1,500
Conversion from OP units to shares	188		4,876		4,876		4,876	(4,876)
Exercise of OP unit options	696		13,283		13,283		13,283
Amortization of restricted OP units			1,952		1,952		1,952
OP unit compensation expense			1,260		1,260		1,260
Adjustment for Operating Partnership interests of third parties			7,388		7,388		7,388	(7,388)
Net income (loss)			87,905		87,905	(470)	87,435	941
Other comprehensive income, net:				3,128	3,128		3,128	37
Preferred OP unit distributions ($1.63 per unit)			(5,045)		(5,045)		(5,045)
Preferred OP unit redemption		(3,100)	(77,574)		(77,574)		(77,574)
Common OP unit distributions ($0.90 per unit)			(161,240)		(161,240)		(161,240)	(1,935)
Balance at December 31, 2016	180,083	—	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interest in subsidiaries						1,058	1,058
Acquisition of noncontrolling interest in subsidiary			(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units, net	1,036		29,642		29,642		29,642
Issuance of restricted OP units	106		1		1		1
Issuance of OP Shares								12,324
Conversion from OP units to shares	594		15,706		15,706		15,706	(15,706)
Exercise of OP unit options	397		2,364		2,364		2,364
Amortization of restricted OP units			2,009		2,009		2,009
OP unit compensation expense			1,531		1,531		1,531
Adjustment for Operating Partnership interests of third parties			(3,965)		(3,965)		(3,965)	3,965
Net income (loss)			134,288		134,288	(270)	134,018	1,593
Other comprehensive income, net:				1,853	1,853		1,853	22
Common OP unit distributions ($1.11 per unit)			(201,051)		(201,051)		(201,051)	(2,285)
Balance at December 31, 2017	182,216	—	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interest in subsidiaries						925	925
Distributions to noncontrolling interests in subsidiaries						(169)	(169)
Issuance of common OP units, net	4,291		131,829		131,829		131,829
Issuance of restricted OP units	86		1		1		1
Issuance of OP Shares								6,242
Conversion from OP units to shares	147		4,404		4,404		4,404	(4,404)
Exercise of OP unit options	405		3,835		3,835		3,835
Amortization of restricted OP units			2,570		2,570		2,570
OP unit compensation expense			1,541		1,541		1,541
Adjustment for Operating Partnership interests of third parties			(299)		(299)		(299)	299
Net income (loss)			163,889		163,889	(221)	163,668	1,820
Other comprehensive income (loss), net:			405	(1,032)	(627)		(627)	(6)
Common OP unit distributions ($1.22 per unit)			(226,599)		(226,599)		(226,599)	(2,452)
Balance at December 31, 2018	187,145	—	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2018	2017	2016
Operating Activities
Net income	$165,488	$135,611	$88,376
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	145,663	148,319	164,442
Equity in losses of real estate ventures	865	1,386	2,662
Gains from sale of real estate, net	(10,576)	—	—
Equity compensation expense	5,572	5,586	4,850
Accretion of fair market value adjustment of debt	(735)	(559)	(1,138)
Changes in other operating accounts:
Other assets	(4,937)	(10,429)	(5,229)
Accounts payable and accrued expenses	2,653	10,846	7,862
Other liabilities	342	1,154	1,449
Net cash provided by operating activities	$304,335	$291,914	$263,274
Investing Activities
Acquisitions of storage properties	(214,510)	(69,629)	(388,641)
Additions and improvements to storage properties	(27,626)	(27,378)	(29,672)
Development costs	(86,002)	(68,778)	(136,912)
Investment in real estate ventures	(19,216)	(301)	(12,176)
Cash distributed from real estate ventures	8,706	15,783	8,113
Proceeds from sale of real estate, net	16,389	—	—
Net cash used in investing activities	$(322,259)	$(150,303)	$(559,288)
Financing Activities
Proceeds from:
Unsecured senior notes	—	103,192	298,512
Revolving credit facility	679,535	628,400	958,200
Principal payments on:
Revolving credit facility	(565,710)	(590,000)	(914,900)
Unsecured term loans	—	(100,000)	—
Mortgage loans and notes payable	(9,816)	(8,666)	(37,260)
Loan procurement costs	—	(953)	(2,467)
Acquisition of noncontrolling interest in subsidiary	—	(9,033)	—
Proceeds from issuance of common OP units	131,830	29,643	136,122
Cash paid upon vesting of restricted OP units	(1,461)	(2,046)	(1,638)
Redemption of preferred units	—	—	(77,574)
Exercise of OP unit options	3,835	2,364	13,283
Contributions from noncontrolling interests in subsidiaries	925	1,058	4,799
Distributions paid to noncontrolling interests in subsidiaries	(169)	—	—
Distributions paid to common OP unitholders	(223,721)	(197,278)	(151,121)
Distributions paid to preferred OP unitholders	—	—	(6,545)
Net cash provided by (used in) financing activities	$15,248	$(143,319)	$219,411
Change in cash, cash equivalents, and restricted cash	(2,676)	(1,708)	(76,603)
Cash, cash equivalents, and restricted cash at beginning of year	9,158	10,866	87,469
Cash, cash equivalents, and restricted cash at end of year	$6,482	$9,158	$10,866
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$66,829	$63,407	$53,085
Supplemental disclosure of noncash activities:
Restricted cash - acquisition of storage properties	$—	$—	$(22,019)
Accretion of put liability	$24,747	$35,122	$31,426
Derivative valuation adjustment	$(633)	$1,875	$3,165
Discount on issuance of unsecured senior notes	$—	$—	$1,488
Mortgage loan assumptions	$7,166	$6,201	$41,513
Preferred unit redemption	$—	$—	$2,863
Issuance of OP units	$6,242	$12,324	$—
Liability for acquisition of storage property	$—	$1,470	$—
Contribution of storage property to real estate venture	$—	$9,400	$—

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries.  CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner.  In the notes to the consolidated financial statements, we use the terms the “Company”, “we”, or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise.  As of December 31, 2018, the Company owned self-storage properties located in 23 states throughout the United States and in the District of Columbia which are presented under one reportable segment: the Company owns, operates, develops, manages, and acquires self-storage properties.

As of December 31, 2018, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership.  The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to us in exchange for OP Units.  Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company.  In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units.  If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis.  This one-for-one exchange ratio is subject to adjustment to prevent dilution.  With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase.  In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued.  This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company.  These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties.  Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company.  However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets.  Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations.  The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable.  Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2018, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $0.3 million as of December 31, 2018.  Disclosure of such redemption provisions is provided in note 12.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Although management believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact the Company’s reported results.  The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions and changes in market conditions could impact the Company’s future operating results.

Self-Storage Properties

Self-storage properties are carried at historical cost less accumulated depreciation and impairment losses.  The cost of self-storage properties reflects their purchase price or development cost.  Acquisition costs are accounted for in accordance with Accounting Standard Update (“ASU”) No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018 (see section entitled Recent Accounting Pronouncements”), and are generally capitalized. Costs incurred for the renovation of a store are capitalized to the Company’s investment in that store.  Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives.  The costs to develop self-storage properties are capitalized to construction in progress while the project is under development.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $21.5 million and $21.4 million as of December 31, 2018 and 2017, respectively, and are reported net of accumulated amortization of $13.4 million and $11.1 million as of December 31, 2018 and 2017, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017

Intangible assets, net of accumulated amortization of $3,124 and $1,532	$8,145	$1,716
Accounts receivable	5,672	5,498
Prepaid real estate taxes	4,406	3,960
Prepaid insurance	1,479	2,105
Amounts due from affiliates (see note 13)	10,584	7,480
Assets held in trust related to deferred compensation arrangements	9,645	9,393
Equity investment recorded at cost (1)	5,000	—
Other	3,832	4,438
Total other assets, net	$48,763	$34,590

(1)

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

The Company recognizes gains from sale of real estate in accordance with the guidance on transfer of nonfinancial assets.  Payments received from purchasers prior to closing are recorded as deposits.  Profit on real estate sold is recognized when a valid contract exists, the collectability of the sales price is reasonably assured and the control of the property has transferred.

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements.  The Company incurred $10.3 million, $9.7 million, and $9.4 million in advertising and marketing expenses for the years ended December 31, 2018, 2017 and 2016, respectively, which are included in Property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized $1.6 million, $0.6 million, and $1.6 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies, and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service.  Interest is capitalized to the related asset(s) using the weighted-average rate of the Company’s outstanding debt. For the years ended December 31, 2018, 2017 and 2016, the Company capitalized $4.4 million, $5.6 million, and $4.6 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value.  The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data.  The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it.  The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks.  The Company had interest rate swap agreements for notional principal amounts aggregating $150.0 million and $100.0 million as of December 31, 2018 and 2017, respectively, the fair values of which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes.  The net tax basis in the Company’s assets was approximately $3.6 billion and $3.4 billion as of December 31, 2018 and 2017, respectively.

Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital.  Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain, or return of capital.  The characterization of the Company’s dividends for 2018 consisted of a 78.190% ordinary income distribution, a 13.653% capital gain distribution, and an 8.157% return of capital distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits.  The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains, and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company.  No excise tax was incurred in 2018, 2017, or 2016.

Taxable REIT subsidiaries are subject to federal and state income taxes.  Our taxable REIT subsidiaries had a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $1.4 million as of December 31, 2018 and 2017.

Legislation commonly known as the Tax Cuts and Jobs Act (“TCJA”) was signed into law on December 22, 2017.  The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations (including REITs), generally effective for taxable years beginning after December 31, 2017.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period.  Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method.  Potentially dilutive securities calculated under the treasury stock method were 842,000; 923,000 and 1,287,000 in 2018, 2017 and 2016, respectively.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture.  Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions. On a periodic basis, management also assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management.

Reclassifications

On January 1, 2018, the Company adopted ASU No. 2016-15: Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments, which requires retrospective application for a number of cash flow classification items for which there was diversity in practice. See Recent Accounting Pronouncements below for the specific cash flow areas addressed by the new standard. As a result of adopting the new guidance, $1.6 million and $1.3 million of proceeds received from the settlement of insurance claims during the years ended December 31, 2017 and 2016, respectively, have been reclassified from operating activities to investing activities within the consolidated statements of cash flows.

On January 1, 2018, the Company also adopted ASU No. 2016-18: Statement of Cash Flows (Topic 230) – Restricted Cash, which requires restricted cash to be included with cash and cash equivalents as part of the reconciliation of beginning and end of period balances within the consolidated statements of cash flows. As a result of adopting the new guidance, $0.1 million and $4.1 million of restricted cash, which were previously included as operating cash outflows and investing cash inflows within the consolidated statements of cash flows for the year ended December 31, 2017, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of the year. For the year ended December 31, 2016, $0.6 million and $16.1 million of restricted cash, which were previously included as operating cash inflows and investing cash inflows, respectively, have been removed and are now included in the cash, cash equivalents, and restricted cash line items at the beginning and the end of the year.

Recent Accounting Pronouncements

   In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. This adoption method will require the Company to recognize the cumulative effect of initially applying the new guidance as an adjustment to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the Company adopts the update. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which changes the definition of a business to include an input and a substantive process that together significantly contribute to the ability to create outputs. A framework is provided to evaluate when an input and a substantive process are present.  The new guidance also narrows the definition of outputs, which are defined as the results of inputs and substantive processes that provide goods or services to customers, other revenue, or investment income. The standard became effective on January 1, 2018. Upon adoption of the new guidance, the majority of the Company’s future property acquisitions will now be considered asset acquisitions, resulting in the capitalization of acquisition related costs incurred in connection with these transactions and the allocation of purchase price and acquisition related costs to the assets acquired based on their relative fair values. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. In addition, the Company elected the practical expedient that allows reporting entities to use hindsight to determine the lease term for existing leases. The Company expects to record lease liabilities of approximately $55.0 million and right-of-use assets of approximately $50.0 million, primarily related to the Company’s ten ground leases in which it serves as lessee (see note 14).

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

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues. The stores in Florida, New York, Texas, and California provided approximately 17%, 16%, 10% and 8%, respectively, of our total revenues for each of the years ended December 31, 2018, 2017 and 2016.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2018	2017
	(in thousands)
Land	$806,916	$711,140
Buildings and improvements	3,343,173	3,086,252
Equipment	176,583	182,958
Construction in progress	136,783	181,365
Storage properties	4,463,455	4,161,715
Less: Accumulated depreciation	(862,487)	(752,925)
Storage properties, net	$3,600,968	$3,408,790

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2018, 2017, and 2016:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
California Asset	Los Angeles	October 2018	1	53,250
Texas Asset	Texas Markets - Major	October 2018	1	23,150
California Asset	San Diego	November 2018	1	19,118
New York Asset	New York / Northern NJ	November 2018	1	37,000
Illinois Asset	Chicago	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix	November 2018	2	$17,502
			2	$17,502

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

2016 Acquisitions:

Metro DC Asset	Baltimore / DC	January 2016	1	$21,000
Texas Assets	Texas Markets - Major	January 2016	2	24,800
New York Asset	New York / Northern NJ	January 2016	1	48,500
Texas Asset	Texas Markets - Major	January 2016	1	11,600
Connecticut Asset	Connecticut	February 2016	1	19,000
Texas Asset	Texas Markets - Major	March 2016	1	11,600
Florida Assets	Florida Markets - Other	March 2016	3	47,925
Colorado Asset	Denver	April 2016	1	11,350
Texas Asset	Texas Markets - Major	April 2016	1	11,600
Texas Asset	Texas Markets - Major	May 2016	1	10,100
Texas Asset	Texas Markets - Major	May 2016	1	10,800
Illinois Asset	Chicago	May 2016	1	12,350
Illinois Asset	Chicago	May 2016	1	16,000
Massachusetts Asset	Massachusetts	June 2016	1	14,300
Nevada Assets	Las Vegas	July 2016	2	23,200
Arizona Asset	Phoenix	August 2016	1	14,525
Minnesota Asset	Minneapolis	August 2016	1	15,150
Colorado Asset	Denver	August 2016	1	15,600
Texas Asset	Texas Markets - Major	September 2016	1	6,100
Texas Asset	Texas Markets - Major	September 2016	1	5,300
Nevada Asset	Las Vegas	October 2016	1	13,250
North Carolina Asset	Charlotte	November 2016	1	10,600
Arizona Asset	Phoenix	November 2016	1	14,000
Nevada Asset	Las Vegas	December 2016	1	14,900
			28	$403,550

4.  INVESTMENT ACTIVITY

2018 Acquisitions

During the year ended December 31, 2018, the Company acquired ten stores located throughout the United States, including one store upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $227.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $11.3 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during 2018 was approximately $3.1 million. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). Following a 13-month lock-up period, the holder may tender the OP Units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption.

The following table summarizes the Company’s revenue and earnings associated with the 2018 acquisitions from the respective acquisition dates, that are included in the consolidated statements of operations for the year ended December 31, 2018:

Year Ended December 31, 2018
(in thousands)
Total revenue	$4,089
Net loss	(2,732)

2018 Dispositions

On November 28, 2018, the Company sold two stores in Arizona for an aggregate sales price of approximately $17.5 million. In connection with these sales, the Company recorded gains that totaled approximately $10.6 million.

Development

As of December 31, 2018, the Company had invested in joint ventures to develop six self-storage properties located in Massachusetts (2) New Jersey (1), and New York (3). Construction for all projects is expected to be completed by the second quarter of 2020. As of December 31, 2018, development costs incurred to date for these projects totaled $118.6 million. Total construction costs for these projects are expected to be $162.7 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores since January 1, 2016. The costs associated with the construction of these stores are capitalized to land, building, and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Bronx, NY	1	Q3 2018	51%	$92,100
Brooklyn, NY (1)	1	Q4 2017	100%	49,300
Washington, D.C.	1	Q3 2017	100%	27,800
New York, NY	1	Q3 2017	90%	81,200
North Palm Beach, FL	1	Q1 2017	100%	9,700
Bronx, NY (1) (2)	1	Q2 2016	100%	32,200
Queens, NY (1)	1	Q1 2016	100%	31,800
	7			$324,100

(1)

These stores were previously owned through three separate consolidated joint ventures, of which the Company owned a 51% interest in each. On April 5, 2016, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $12.5 million. On August 12, 2016, the noncontrolling member in the venture that owned the

Bronx, NY store put its 49% interest in the venture to the Company for $17.0 million. On March 28, 2018, the noncontrolling member in the venture that owned the Brooklyn, NY store put its 49% interest in the venture to the Company for $20.4 million. These amounts are included in Development costs on the Company’s consolidated statements of cash flows.

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

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired six stores located throughout the United States, including two stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $69.5 million. In connection with these acquisitions, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $3.2 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2018 and 2017 was approximately $1.7 and $1.5 million, respectively. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP Units that were valued at approximately $12.3 million as consideration for the remainder of the purchase price (see note 12).

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

191 IV CUBE LLC (“HVP IV”)

On October 16, 2017, the Company acquired a self-storage property located in Texas for $9.4 million, which it then contributed to a newly-formed real estate venture on November 1, 2017. In return for contributing the property to HVP IV, the Company received approximately $7.5 million in cash and a 20% ownership interest in the venture. During the year ended December 31, 2018, HVP IV acquired 12 additional stores located in Arizona (2), Connecticut (2), Florida (3), Georgia (2), Maryland (1), and Texas (2) for an

aggregate purchase price of $129.4 million, of which the Company has contributed $14.1 million. On May 16, 2018 and August 15, 2018, HVP IV received $43.7 million and $24.4 million advances, respectively, on its $107.0 million loan facility, which encumbers the first eleven stores that were acquired by the venture. The loan bears interest at LIBOR plus 1.70% and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

CUBE HHF Northeast Venture LLC (“HHFNE”)

On December 15, 2016, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 13 self-storage properties located in Connecticut (3), Massachusetts (6), Rhode Island (2), and Vermont (2). HHFNE paid $87.5 million for these stores, of which $6.0 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through an advance totaling $44.5 million on the venture’s loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HHFNE related to this portfolio acquisition was $3.8 million. The loan bears interest at LIBOR plus 1.90% and matures on December 15, 2019 with options to extend the maturity date through December 15, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

191 III CUBE LLC (“HVP III”)

During the fourth quarter of 2015, the Company invested a 10% ownership interest in a newly-formed real estate venture that agreed to acquire a property portfolio comprised of 37 self-storage properties located in Michigan (17), Tennessee (10), Massachusetts (7), and Florida (3). HVP III paid $242.5 million for these 37 stores, of which $18.9 million was allocated to the value of the in-place lease intangible. HVP III acquired 30 of the stores on December 8, 2015 for $193.7 million, one of the stores on January 26, 2016 for $5.7 million, five of the stores on April 21, 2016 for $36.1 million, and one store on June 15, 2016 for $7.0 million. In connection with six of the acquired stores, HVP III assumed mortgage debt that was recorded at a fair value of $25.3 million, which includes an outstanding principal balance totaling $23.7 million and a net premium of $1.6 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded through advances totaling $116.0 million on the venture’s $122.0 million loan facility and amounts contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP III related to this portfolio acquisition was $10.7 million. The loan facility bears interest at LIBOR plus 2.00% per annum and was originally scheduled to mature on December 7, 2018 with options to extend the maturity date through December 7, 2020, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

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

CUBE HHF Limited Partnership (“HHF”)

On December 10, 2013, the Company invested a 50% ownership interest in a newly-formed real estate venture that acquired 35 self-storage properties located in Texas (34) and North Carolina (1). HHF paid $315.7 million for these stores, of which $12.1 million was allocated to the value of the in-place lease intangible. The Company and the unaffiliated joint venture partner each contributed cash equal to 50% of the capital required to fund the acquisition. On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage properties located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Assets
Storage properties, net	$741,209	$647,668
Other assets	16,042	8,284
Total assets	$757,251	$655,952

Liabilities and equity
Other liabilities	$7,911	$6,853
Debt	413,848	346,475
Equity
CubeSmart	95,796	91,206
Joint venture partners	239,696	211,418
Total liabilities and equity	$757,251	$655,952

The following is a summary of results of operations of the Ventures for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016

Total revenues	$90,111	$81,058	$64,931
Operating expenses	37,899	33,922	26,150
Other expense	938	783	3,750
Interest expense, net	13,311	11,703	9,432
Depreciation and amortization	41,972	45,086	53,701
Net loss	$(4,009)	$(10,436)	$(28,102)
Company’s share of net loss	$(865)	$(1,386)	$(2,662)

The results of operations above include the periods from November 1, 2017 (date of acquisition) through December 31, 2018 for HVP IV and December 15, 2016 (date of acquisition) through December 31, 2018 for HHFNE.

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2018	2017	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
Principal balance outstanding	1,150,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(568)	(617)
Less: Loan procurement costs, net	(5,908)	(6,923)
Total unsecured senior notes, net	$1,143,524	$1,142,460

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2018, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020.  Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%.  As of December 31, 2018, $303.8 million was available for borrowing under the Revolver.  The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.  As of December 31, 2018, the Company also had a $200.0 million unsecured term loan outstanding under the Credit Facility, which is included in the table below.

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

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	December 31,		Rate as of	Maturity
Unsecured Term Loans	2018	2017	December 31, 2018 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan (2)	$200,000	$200,000	3.80%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.65%	Jan-20
Principal balance outstanding	300,000	300,000
Less: Loan procurement costs, net	(201)	(604)
Total unsecured term loans, net	$299,799	$299,396

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loan that matured in January 2019 were priced at 1.30% over LIBOR, while amounts drawn under the term loan that is scheduled to mature in January 2020 are priced at 1.15% over LIBOR.  As of December 31, 2018, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.75%.

(2)

On January 31, 2019, the Company used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes” - see note 18) to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility that was scheduled to mature in January 2019.

The Term Loan Facility and the unsecured term loan under the Credit Facility were fully drawn as of December 31, 2018 and no further borrowings may be made under the term loans.  The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of December 31, 2018, the Company was in compliance with all of its financial covenants and it anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2018	2017	Interest Rate	Date
	(in thousands)
YSI 33	$9,214	$9,547	6.42%	Jul-19
YSI 26	8,022	8,228	4.56%	Nov-20
YSI 57	2,816	2,889	4.61%	Nov-20
YSI 55	22,041	22,508	4.85%	Jun-21
YSI 24	24,893	25,700	4.64%	Jun-21
YSI 65	2,363	2,411	3.85%	Jun-23
YSI 66	31,171	31,727	3.51%	Jun-23
YSI 68	5,626	5,786	3.78%	May-24
Principal balance outstanding	106,146	108,796
Plus: Unamortized fair value adjustment	2,551	3,286
Less: Loan procurement costs, net	(451)	(648)
Total mortgage loans and notes payable, net	$108,246	$111,434

As of December 31, 2018 and 2017, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $231.0 million and $236.9 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2018 (in thousands):

2019	$11,652
2020	12,791
2021	45,057
2022	923
2023	31,019
2024 and thereafter	4,704
Total mortgage payments	106,146
Plus: Unamortized fair value adjustment	2,551
Less: Loan procurement costs, net	(451)
Total mortgage loans and notes payable, net	$108,246

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2018 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps

Other comprehensive loss before reclassifications	$(970)
Amounts reclassified from accumulated other comprehensive income	(62)	(1)
Net current-period other comprehensive loss	(1,032)
Balance at December 31, 2017	3
Balance at December 31, 2018	$(1,029)

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

The Company has entered into interest rate swap agreements that qualify and are designated as cash flow hedges designed to reduce the impact of interest rate changes on its variable rate debt.  Therefore, the interest rate swaps are recorded in the consolidated balance sheets at fair value, and the related gains or losses are deferred in shareholders’ equity as accumulated other comprehensive loss.  These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.  However, to the extent that the interest rate swaps are not perfectly effective in offsetting the change in value of the interest payments being hedged, the ineffective portion of these contracts is recognized in earnings immediately.

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that a derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations.  If management determines that a derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and will reflect in its statement of operations realized and unrealized gains and losses with respect to the derivative.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2018 and 2017 (in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type	December 31, 2018	December 31, 2017	Strike	Date	Maturity	December 31, 2018	December 31, 2017

Swap	Cash flow (1)	$75,000	$—	2.8015%	6/28/2019	6/28/2029	$(516)	$—
Swap	Cash flow (1)	50,000	—	2.8030%	6/28/2019	6/28/2029	(350)	—
Swap	Cash flow (1)	25,000	—	2.8020%	6/28/2019	6/28/2029	(173)	—
Swap	Cash flow (2)	—	40,000	2.4590%	6/20/2011	6/20/2018	—	(161)
Swap	Cash flow (2)	—	40,000	2.4725%	6/20/2011	6/20/2018	—	(163)
Swap	Cash flow (2)	—	20,000	2.4750%	6/20/2011	6/20/2018	—	(82)
		$150,000	$100,000				$(1,039)	$(406)

(1)

These interest rate swaps were entered into on December 24, 2018 to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. On January 24, 2019, in conjunction with the issuance of the 2029 Notes (see note 18), the Company settled these interest rate swaps for $0.8 million. The termination premium will be reclassified from accumulated other comprehensive income (loss) as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029.

(2)	Hedged unsecured variable rate debt by fixing 30-day LIBOR.

The Company measures its derivative instruments at fair value and records them in the balance sheet as either an asset or liability.  As of December 31, 2018 and 2017, all derivative instruments were included in Accounts payable, accrued expenses, and other liabilities in the accompanying consolidated balance sheets.  The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive loss.  Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt.  The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized gains from accumulated other comprehensive loss as a decrease to interest expense during 2018.  The Company estimates that $0.1 million will be reclassified as an increase to interest expense in 2019.

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

Financial assets and liabilities carried at fair value as of December 31, 2018 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3

Interest rate swap derivative liabilities	$—	$1,039	$—

Total liabilities at fair value	$—	$1,039	$—

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

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values as of December 31, 2018 and 2017.  The aggregate carrying value of the Company’s debt was $1.7 billion and $1.6 billion as of December 31, 2018 and 2017, respectively. The estimated fair value of the Company’s debt was $1.7 billion as of December 31, 2018 and 2017. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2018 and 2017. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated joint ventures. The Company has determined that these ventures are variable interest entities, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities, and results of operations of the joint ventures in the table below (dollars in thousands):

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	December 31, 2018
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS SJM E 92nd Street, LLC ("92nd St") (3)	1	New York, NY	Q2 2020 (est.)	90%	$3,829	$2,424
CS SDP Newtonville, LLC ("Newton") (3)	1	Newton, MA	Q1 2020 (est.)	90%	7,077	549
CS 1158 McDonald Ave, LLC ("McDonald Ave") (1)	1	Brooklyn, NY	Q3 2019 (est.)	51%	30,291	8,341
CS 160 East 22nd St, LLC ("22nd St") (1)	1	Bayonne, NJ	Q1 2019 (est.)	51%	20,947	12,023
CS SDP Waltham, LLC ("Waltham") (3)	1	Waltham, MA	Q1 2019 (est.)	90%	14,764	9,025
2225 46th St, LLC ("46th St") (1)	1	Queens, NY	Q1 2019 (est.)	51%	42,840	14,876
2880 Exterior St, LLC ("Exterior St") (1)	1	Bronx, NY	Q3 2018	51%	88,207	39,097
444 55th Street Holdings, LLC ("55th St") (2)	1	New York, NY	Q3 2017	90%	78,837	32,998
186 Jamaica Avenue, LLC ("Jamaica Ave") (3)	1	Queens, NY	Q4 2015	90%	17,588	12,497
Shirlington Rd, LLC ("SRLLC") (3)	1	Arlington, VA	Q2 2015	90%	15,521	12,497
	10				$319,901	$144,327

(1)

The noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St, 46th St, and Exterior St for $10.0 million, $11.5 million, $14.2 million, and $37.8 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of December 31, 2018, has accrued $6.7  million, $9.8 million, $13.1 million, and $37.8 million related to McDonald Ave, 22nd St, 46th St, and Exterior St, respectively.

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

(3)

The Company has a related party commitment to these ventures to fund all or a portion of the construction costs. As of December 31, 2018, the Company has funded $1.1 million of a total $6.9 million loan commitment to 92nd St, $0.5 million of a total $12.1 million loan commitment to Newton, $6.8 million of a total $10.8 million loan commitment to Waltham, $12.4 million of a total $12.8 million loan commitment to Jamaica Ave, and $12.4 million of a total $14.6 million loan commitment to SRLLC, which are included in the total liability amounts within the table above. These loans and related interest were eliminated during consolidation.

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

Approximately 1.0% of the outstanding OP Units as of December 31, 2018 and December 31, 2017 were not owned by CubeSmart, the sole general partner.  The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart.  However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares.  Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

As of December 31, 2018 and 2017, 1,945,570 and 1,878,253 OP Units, respectively, were held by third parties.  The per unit cash redemption amount of the outstanding OP Units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value as of December 31, 2018 and 2017. As of December 31, 2018, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $0.3 million. As of December 31, 2017, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $4.0. million.

13.  RELATED PARTY TRANSACTIONS

Affiliated Real Estate Investments

The Company provides management services to certain joint ventures and other related parties.  Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores.  Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2018, 2017 and 2016 were $4.5 million, $3.8 million and $2.9 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores.  These amounts consist of amounts due for management fees, payroll and other store expenses.  The amounts due to the Company were $10.6 million and $7.5 million as of December 31, 2018 and 2017, respectively, and are included in Other Assets, net on the Company’s consolidated balance sheets.  Additionally, as discussed in note 12 the Company had outstanding mortgage loans receivable from consolidated joint ventures of $33.2 million and $25.5 million as of December 31, 2018 and 2017, respectively, which are eliminated for consolidation purposes.  The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV, and HHFNE operating agreements provide for acquisition fees payable from HVP III, HVP IV, and HHFNE to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP III, HVP IV, and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. The Company recognized $0.6 million, $0.5 million, and $1.8 million in acquisition fees during the years ended December 31, 2018, 2017, and 2016, respectively, which are included in Other income on the consolidated statements of operations.

14.  COMMITMENTS AND CONTINGENCIES

Ground Leases

The Company currently owns eight operating self-storage properties and two self-storage properties currently under development that are subject to ground leases, and two other operating self-storage properties that have portions of land that are subject to ground leases. The Company recorded ground rent expense of approximately $3.7 million, $3.4 million, and $2.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Total future minimum rental payments under non-cancelable ground leases are as follows:

Ground Lease
Amount
(in thousands)

2019	$2,814
2020	2,887
2021	2,956
2022	3,116
2023	3,090
2024 and thereafter	116,379
$131,242

Development Commitments

The Company has development agreements for the construction of six new self-storage properties (see note 4), which will require payments of approximately $41.6 million, due in installments upon completion of certain construction milestones, during 2019 and 2020.

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

On January 11, 2019, a preliminary settlement agreement was entered into for a class action alleging violation of a state specific deceptive and unfair trade practices act. During the year ended December 31, 2018, the Company recorded a $1.8 million charge related to this legal action, which is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets and in General and administrative on the Company’s consolidated statements of operations.

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

Upon shareholder approval of the amendment and restatement of the 2007 Plan in June 2016, 4,500,000 additional common shares were made available for award under the 2007 Plan.  As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the 2007 Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”.  As of December 31, 2018: (i)  4,517,038 common shares remained available for future awards under the 2007 Plan; (ii) 449,948 unvested restricted share awards were outstanding under the 2007 Plan; and (iii) 1,659,003 common shares were subject to outstanding options under the 2007 Plan (with the outstanding options having a weighted average exercise price of $19.89 per share and a weighted average term to maturity of 5.52 years).

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

Share Options

The fair values for options granted in 2018, 2017, and 2016 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2018		2017		2016
Risk-free interest rate	2.5%		2.2%		1.8%
Expected dividend yield	3.7%		3.5%		2.7%
Volatility (1)	32.00%		33.00%		33.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$6.24		$6.12		$7.61

(1)	Expected volatility is based upon the level of volatility historically experienced.
(2)	Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2018, 2017 and 2016 grants was based on the trading history of the Company’s shares.

In 2018, 2017, and 2016, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.5 million, $1.5 million and $1.3 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. During 2018, 305,805 share options were issued for which the fair value of the options at their respective grant dates was approximately $1.7 million. The share options vest over three years. As of December 31, 2018, the Company had approximately $1.7 million of unrecognized option compensation cost related to all grants that will be recorded over the next three years.

The table below summarizes the option activity under the 2004 Plan and the 2007 Plan for the years ended December 31, 2018, 2017 and 2016:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2015	2,421,944	$13.07	4.08
Options granted	213,008	30.32	9.07
Options exercised	(695,262)	18.69	0.29
Balance at December 31, 2016	1,939,690	$12.94	4.85
Options granted	289,104	26.30	9.07
Options exercised	(395,621)	5.98	1.14
Balance at December 31, 2017	1,833,173	$16.55	5.26
Options granted	305,805	27.85	9.08
Options canceled	(74,748)	26.95	—
Options exercised	(405,227)	9.47	1.98
Balance at December 31, 2018	1,659,003	$19.89	5.52

Vested or expected to vest at December 31, 2018	1,659,003	$19.89	5.52
Exercisable at December 31, 2018	1,161,209	$16.58	4.25

As of December 31, 2018, the aggregate intrinsic value of options outstanding, of options that vested or expected to vest, and of options that were exercisable was approximately $14.9 million.  The aggregate intrinsic value of options exercised was approximately $8.4 million for the year ended December 31, 2018.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares.  As such, each grant is recognized ratably over the related vesting period.  Approximately 166,000 restricted shares and share units were issued during 2018 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $4.9 million, which vest over three to five years.  During 2017, approximately 166,000 restricted shares and share units were issued for which the fair value of the restricted shares and share units at their respective grant dates was approximately $4.7 million. As of December 31, 2018 the Company had approximately $5.0 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next five years. Restricted share awards are considered to be performance awards and are valued using the share price on the grant date. The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2018, 2017 and 2016, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $4.0 million, $4.1 million, and $3.6 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2018:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2018	352,462
Granted	165,551
Vested	(95,553)
Forfeited	(39,860)
Non-Vested at December 31, 2018	382,600

On January 23, 2018, 66,872 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $1.9 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2020.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

On January 22, 2016, 37,008 restricted share units were granted to certain executives.  The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date.  The deferred share units were awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period.  The fair value of the restricted share units on the grant date was approximately $1.6 million.  The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards.  The restricted share units cliff vested upon the third anniversary of the effective date, or December 31, 2018.  The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

16.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2018	2017	2016
	(Dollars and shares in thousands, except per share amounts)

Net income	$165,488	$135,611	$88,376
Noncontrolling interests in the Operating Partnership	(1,820)	(1,593)	(941)
Noncontrolling interest in subsidiaries	221	270	470
Distributions to preferred shareholders (1)	—	—	(5,045)
Preferred share redemption charge	—	—	(2,937)
Net income attributable to the Company’s common shareholders	$163,889	$134,288	$79,923

Weighted-average shares outstanding	184,653	180,525	178,246
Share options and restricted share units	842	923	1,287
Weighted-average diluted shares outstanding (2)	185,495	181,448	179,533

Basic earnings per share attributable to common shareholders	$0.89	$0.74	$0.45
Diluted earnings per share attributable to common shareholders	$0.88	$0.74	$0.45

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2018	2017	2016
	(Dollars and units in thousands, except per unit amounts)

Net income	$165,488	$135,611	$88,376
Operating Partnership interests of third parties	(1,820)	(1,593)	(941)
Noncontrolling interest in subsidiaries	221	270	470
Distribution to preferred unitholders (1)	—	—	(5,045)
Preferred unit redemption charge	—	—	(2,937)
Net income attributable to common unitholders	$163,889	$134,288	$79,923

Weighted-average units outstanding	184,653	180,525	178,246
Unit options and restricted share units	842	923	1,287
Weighted-average diluted units outstanding (2)	185,495	181,448	179,533

Basic earnings per unit attributable to common unitholders	$0.89	$0.74	$0.45
Diluted earnings per unit attributable to common unitholders	$0.88	$0.74	$0.45

(1)	For the year ended December 31, 2016, the Company declared cash dividends per preferred share/unit of $1.626 prior to redemption of the preferred shares on November 2, 2016.

(2)	For the years ended December 31, 2018, 2017 and 2016, the Company declared cash dividends per common share/unit of $1.22, $1.11, and $0.90, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership.  An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis.  Outstanding noncontrolling interest units in the Operating Partnership were 1,945,570; 1,878,253 and 2,032,394 as of December 31, 2018, 2017 and 2016, respectively. There were 187,145,103; 182,215,735 and 180,083,111 common units outstanding as of December 31, 2018, 2017 and 2016, respectively.

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

The Company maintains an at-the-market equity program that enables it to offer and sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).  The Company’s sales activity under the program for the years ended December 31, 2018, 2017, and 2016 is summarized below:

	For the year ended December 31,
	2018	2017	2016
	(Dollars and shares in thousands, except per share amounts)
Number of shares sold	4,291	1,036	4,408
Average sales price per share	$31.09	$29.13	$31.25
Net proceeds after deducting offering costs	$131,835	$29,642	$136,120

The proceeds from the sales conducted during the years ended December 31, 2018, 2017, and 2016 were used to fund acquisitions of storage properties and for general corporate purposes.  As of December 31, 2018, 2017, and 2016, 10.5 million common shares, 4.7 million common shares, and 5.8 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

17.  INCOME TAXES

Deferred income taxes are established for temporary differences between financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse.  A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized.  No valuation allowance was recorded as of December 31, 2018 or 2017.  As of December 31, 2018 and 2017, the Company had net deferred tax assets of $1.4 million, which are included in Other assets, net on the Company’s consolidated balance sheets.  The Company believes it is more likely than not the deferred tax assets will be realized.

18.  SUBSEQUENT EVENTS

On January 30, 2019, the Operating Partnership issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2029 which bear interest at a rate of 4.375% per annum (the “2029 Notes”). The 2029 Notes were priced at 99.356% of the principal amount to yield 4.455% to maturity. Net proceeds from the offering of $345.5 million were used to repay all of the outstanding indebtedness under the Company’s $200.0 million unsecured term loan portion of the Credit Facility that was scheduled to mature in January 2019. The remaining proceeds from the offering were used to repay a portion of the outstanding indebtedness under the Revolver.

19.  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

During the years ended December 31, 2018 and 2017, the Company acquired ten self-storage properties for an aggregate purchase price of approximately $227.5 million (see note 3) and seven stores for an aggregate purchase price of approximately $80.7 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the year ended December 31, 2018 and 2017 based on the assumptions described above:

	Year ended December 31,
	2018	2017
	(in thousands, except per share data)

Pro forma revenues	$607,181	$561,244
Pro forma net income	$173,510	$129,740
Earnings per share attributable to common shareholders:
Basic - as reported	$0.89	$0.74
Diluted - as reported	$0.88	$0.74
Basic - as pro forma	$0.93	$0.71
Diluted - as pro forma	$0.93	$0.71

20.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2018 and 2017 (in thousands, except per share data):

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Total revenues	$142,877	$147,815	$153,370	$153,882
Total operating expenses	92,464	92,915	93,774	98,775
Net income	34,799	38,751	43,302	48,636
Net income attributable to the Company's common shareholders	34,423	38,410	42,900	48,156
Basic earnings per share attributable to the Company's common shareholders	0.19	0.21	0.23	0.26
Diluted earnings per share attributable to the Company's common shareholders	0.19	0.21	0.23	0.26

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Total revenues	$133,037	$138,559	$143,865	$143,482
Total operating expenses	92,646	91,025	91,586	87,971
Net income	25,206	32,838	37,709	39,858
Net income attributable to the Company's common shareholders	24,986	32,458	37,297	39,547
Basic earnings per share attributable to the Company's common shareholders	0.14	0.18	0.21	0.22
Diluted earnings per share attributable to the Company's common shareholders	0.14	0.18	0.21	0.22

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2018

(Dollars in thousands)

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2018
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Chandler I, AZ	47,880		327	1,257	545	327	1,625	1,952	678	2005
Chandler II, AZ	82,915		1,518	7,485	137	1,518	7,621	9,139	1,292	2013
Gilbert I, AZ	57,100		951	4,688	102	951	4,791	5,742	886	2013
Gilbert II, AZ	114,080		1,199	11,846	167	1,199	12,013	13,212	740	2016
Glendale, AZ	56,807		201	2,265	1,295	418	2,998	3,416	1,454	1998
Green Valley, AZ	25,050		298	1,153	211	298	1,153	1,451	477	2005
Mesa I, AZ	52,575		920	2,739	381	921	2,674	3,595	1,136	2006
Mesa II, AZ	45,511		731	2,176	299	731	2,145	2,876	937	2006
Mesa III, AZ	59,524		706	2,101	454	706	2,171	2,877	889	2006
Peoria, AZ	110,810		1,436	7,082	250	1,436	7,331	8,767	841	2015
Phoenix III, AZ	121,880		2,115	10,429	277	2,115	10,706	12,821	1,644	2014
Phoenix IV, AZ	69,710		930	12,277	102	930	12,380	13,310	797	2016
Queen Creek, AZ	94,462		1,159	5,716	90	1,159	5,806	6,965	702	2015
Scottsdale, AZ	79,925		443	4,879	1,766	883	5,528	6,411	2,793	1998
Surprise , AZ	72,475		584	3,761	122	584	3,883	4,467	383	2015
Tempe I, AZ	53,910		749	2,159	657	749	2,505	3,254	941	2005
Tempe II, AZ	68,409		588	2,898	2,157	588	5,055	5,643	999	2013
Tucson I, AZ	59,800		188	2,078	1,149	384	2,723	3,107	1,345	1998
Tucson II, AZ	43,950		188	2,078	1,136	391	2,729	3,120	1,324	1998
Tucson III, AZ	49,820		532	2,048	307	533	1,995	2,528	840	2005
Tucson IV, AZ	48,040		674	2,595	401	675	2,575	3,250	1,075	2005
Tucson V, AZ	45,134		515	1,980	413	515	2,037	2,552	860	2005
Tucson VI, AZ	40,766		440	1,692	264	430	1,658	2,088	707	2005
Tucson VII, AZ	52,663		670	2,576	394	670	2,556	3,226	1,084	2005
Tucson VIII, AZ	46,700		589	2,265	382	589	2,296	2,885	974	2005
Tucson IX, AZ	67,496		724	2,786	478	725	2,743	3,468	1,172	2005
Tucson X, AZ	46,350		424	1,633	336	425	1,659	2,084	691	2005
Tucson XI, AZ	42,700		439	1,689	427	439	1,825	2,264	838	2005
Tucson XII, AZ	42,275		671	2,582	401	672	2,554	3,226	1,055	2005
Tucson XIII, AZ	45,800		587	2,258	357	587	2,245	2,832	971	2005
Tucson XIV, AZ	48,995		707	2,721	496	708	2,668	3,376	1,153	2005
Benicia, CA	74,770		2,392	7,028	412	2,392	6,346	8,738	2,633	2005
Citrus Heights, CA	75,620		1,633	4,793	245	1,634	4,261	5,895	1,862	2005
Corona, CA	95,043		2,107	10,385	182	2,107	10,567	12,674	1,393	2014
Diamond Bar, CA	103,558		2,522	7,404	328	2,524	6,621	9,145	2,850	2005
Escondido, CA	143,645		3,040	11,804	301	3,040	9,746	12,786	3,451	2007
Fallbrook, CA	45,926		133	1,492	1,881	432	2,830	3,262	1,400	1997
Fremont, CA	51,189		1,158	5,711	172	1,158	5,884	7,042	938	2014
Lancaster, CA	60,475		390	2,247	1,123	556	2,635	3,191	1,111	2001
Long Beach, CA	124,541		3,138	14,368	1,005	3,138	13,438	16,576	5,453	2006
Los Angeles, CA	76,178		23,289	25,867	8	23,289	25,876	49,165	171	2018
Murrieta, CA	49,775		1,883	5,532	307	1,903	4,972	6,875	2,081	2005
North Highlands, CA	57,094		868	2,546	476	868	2,561	3,429	1,114	2005
Ontario, CA	93,540		1,705	8,401	353	1,705	8,753	10,458	1,190	2014
Orangevale, CA	50,542		1,423	4,175	363	1,423	3,860	5,283	1,676	2005
Pleasanton, CA	83,600		2,799	8,222	360	2,799	7,339	10,138	3,034	2005
Rancho Cordova, CA	53,978		1,094	3,212	406	1,095	3,073	4,168	1,309	2005
Rialto I, CA	57,391		899	4,118	299	899	3,844	4,743	1,559	2006
Rialto II, CA	99,783		277	3,098	1,844	672	4,145	4,817	2,152	1997
Riverside I, CA	67,320		1,351	6,183	640	1,351	5,991	7,342	2,443	2006
Riverside II, CA	85,131		1,170	5,359	492	1,170	5,047	6,217	2,059	2006
Roseville, CA	59,944		1,284	3,767	428	1,284	3,597	4,881	1,590	2005
Sacramento I, CA	50,664		1,152	3,380	405	1,152	3,223	4,375	1,377	2005
Sacramento II, CA	111,736		2,085	6,750	509	2,086	6,592	8,678	1,767	2005/2017
San Bernardino I, CA	31,070		51	572	1,193	182	1,434	1,616	703	1997
San Bernardino II, CA	41,546		112	1,251	1,381	306	2,088	2,394	1,021	1997
San Bernardino III, CA	35,416		98	1,093	1,336	242	1,931	2,173	959	1997
San Bernardino IV, CA	83,427		1,872	5,391	228	1,872	4,903	6,775	2,037	2005
San Bernardino V, CA	56,803		783	3,583	628	783	3,685	4,468	1,526	2006
San Bernardino VII, CA	78,704		1,475	6,753	418	1,290	6,423	7,713	2,665	2006
San Bernardino VIII, CA	111,583		1,691	7,741	615	1,692	6,404	8,096	2,725	2006
San Diego, CA	87,483		1,185	16,740	13	1,186	16,752	17,938	85	2018
San Marcos, CA	37,425		775	2,288	179	776	2,096	2,872	907	2005
Santa Ana, CA	63,916		1,223	5,600	464	1,223	5,286	6,509	2,169	2006
South Sacramento, CA	52,390		790	2,319	425	791	2,325	3,116	973	2005
Spring Valley, CA	55,035		1,178	5,394	879	1,178	5,529	6,707	2,277	2006
Temecula I, CA	81,340		660	4,735	1,025	899	4,919	5,818	2,190	1998
Temecula II, CA	84,520		3,080	5,839	730	3,080	5,633	8,713	1,936	2007
Vista I, CA	74,238		711	4,076	2,353	1,118	5,094	6,212	2,197	2001
Vista II, CA	147,723		4,629	13,599	198	4,629	11,736	16,365	4,977	2005
Walnut, CA	50,688		1,578	4,635	475	1,595	4,371	5,966	1,798	2005
West Sacramento, CA	39,765	(A)	1,222	3,590	221	1,222	3,244	4,466	1,391	2005
Westminster, CA	68,393		1,740	5,142	382	1,743	4,637	6,380	2,042	2005
Aurora, CO	75,717		1,343	2,986	587	1,343	3,025	4,368	1,212	2005
Centennial, CO	62,400		1,281	8,958	96	1,281	9,053	10,334	715	2016
Colorado Springs I, CO	47,975		771	1,717	412	771	1,786	2,557	749	2005
Colorado Springs II, CO	62,400		657	2,674	272	656	2,438	3,094	1,021	2006
Denver I, CO	59,200		673	2,741	237	646	2,500	3,146	1,101	2006
Denver II, CO	74,420		1,430	7,053	179	1,430	7,231	8,661	1,450	2012
Denver III, CO	76,025		1,828	12,109	74	1,828	12,183	14,011	870	2016
Federal Heights, CO	54,770		878	1,953	342	879	1,896	2,775	768	2005
Golden, CO	87,800		1,683	3,744	572	1,684	3,644	5,328	1,495	2005
Littleton, CO	53,490		1,268	2,820	393	1,268	2,705	3,973	1,076	2005
Northglenn, CO	43,102		862	1,917	513	662	2,216	2,878	835	2005
Bloomfield, CT	48,700		78	880	2,411	360	2,682	3,042	1,263	1997

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2018
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Branford, CT	50,629		217	2,433	1,627	504	3,347	3,851	1,707	1995
Bristol, CT	47,725		1,819	3,161	186	1,819	2,882	4,701	1,311	2005
East Windsor, CT	45,966		744	1,294	525	744	1,548	2,292	744	2005
Enfield, CT	52,875		424	2,424	463	473	2,106	2,579	947	2001
Gales Ferry, CT	54,905		240	2,697	1,604	489	3,580	4,069	1,958	1995
Manchester I, CT	46,925		540	3,096	515	563	2,614	3,177	1,095	2002
Manchester II, CT	52,725		996	1,730	376	996	1,798	2,794	807	2005
Manchester III, CT	60,113		671	3,308	161	671	3,469	4,140	560	2014
Milford, CT	44,885		87	1,050	1,336	274	1,892	2,166	908	1996
Monroe, CT	58,500		2,004	3,483	709	2,004	3,507	5,511	1,691	2005
Mystic, CT	50,850		136	1,645	2,085	410	2,965	3,375	1,500	1996
Newington I, CT	42,420		1,059	1,840	277	1,059	1,821	2,880	832	2005
Newington II, CT	36,140		911	1,584	294	911	1,604	2,515	748	2005
Norwalk I, CT	30,160		646	3,187	61	646	3,248	3,894	675	2012
Norwalk II, CT	77,825		1,171	15,422	132	1,171	15,554	16,725	1,215	2016
Old Saybrook I, CT	87,000		3,092	5,374	709	3,092	5,229	8,321	2,444	2005
Old Saybrook II, CT	26,425		1,135	1,973	257	1,135	1,903	3,038	921	2005
Shelton, CT	78,405		1,613	9,032	535	1,613	8,483	10,096	1,885	2011
South Windsor, CT	72,025		90	1,127	1,512	272	2,247	2,519	1,102	1996
Stamford, CT	28,907		1,941	3,374	191	1,941	3,025	4,966	1,380	2005
Wilton, CT	84,515		2,409	12,261	747	2,421	13,069	15,490	2,777	2012
Washington I, DC	62,685	(A)	871	12,759	617	894	10,653	11,547	3,680	2008
Washington II, DC	82,552		3,152	13,612	292	3,154	12,129	15,283	2,693	2011
Washington III, DC	78,315		4,469	15,438	97	4,469	15,536	20,005	1,344	2016
Washington IV, DC	72,323		6,359	20,417	107	6,359	20,524	26,883	669	2017
Washington V, DC	114,200		13,908	18,770	90	13,917	18,852	32,769	279	2018
Boca Raton, FL	37,968		529	3,054	1,651	813	3,597	4,410	1,562	2001
Boynton Beach I, FL	61,695		667	3,796	1,946	958	4,410	5,368	1,926	2001
Boynton Beach II, FL	61,514		1,030	2,968	452	1,030	2,982	4,012	1,251	2005
Boynton Beach III, FL	67,393		1,225	6,037	255	1,225	6,293	7,518	929	2014
Boynton Beach IV, FL	76,414		1,455	7,171	85	1,455	7,257	8,712	809	2015
Bradenton I, FL	68,389		1,180	3,324	280	1,180	3,082	4,262	1,313	2004
Bradenton II, FL	88,063		1,931	5,561	1,148	1,931	5,597	7,528	2,403	2004
Cape Coral I, FL	76,857		472	2,769	2,587	830	4,033	4,863	2,111	2000
Cape Coral II, FL	67,955		1,093	5,387	104	1,093	5,490	6,583	725	2014
Coconut Creek I, FL	78,846		1,189	5,863	188	1,189	6,050	7,239	1,231	2012
Coconut Creek II, FL	90,147		1,937	9,549	192	1,937	9,741	11,678	1,538	2014
Dania Beach, FL	180,588		3,584	10,324	1,709	3,584	10,495	14,079	4,460	2004
Dania, FL	58,165		205	2,068	1,755	481	3,125	3,606	1,538	1996
Davie, FL	80,985		1,268	7,183	1,345	1,373	6,255	7,628	2,561	2001
Deerfield Beach, FL	57,230		946	2,999	2,013	1,311	4,503	5,814	2,182	1998
Delray Beach I, FL	67,843		798	4,539	832	883	4,085	4,968	1,824	2001
Delray Beach II, FL	75,710		957	4,718	267	957	4,985	5,942	905	2013
Delray Beach III, FL	94,277		2,086	10,286	166	2,086	10,453	12,539	1,514	2014
Delray Beach IV, FL	97,370		2,208	14,384	19	2,208	14,403	16,611	472	2017
Ft. Lauderdale I, FL	70,043		937	3,646	2,508	1,384	5,470	6,854	2,644	1999
Ft. Lauderdale II, FL	49,662		862	4,250	89	862	4,340	5,202	699	2013
Ft. Myers I, FL	67,534		303	3,329	983	328	3,309	3,637	1,613	1999
Ft. Myers II, FL	83,375		1,030	5,080	151	1,030	5,231	6,261	766	2014
Ft. Myers III, FL	81,554		1,148	5,658	165	1,148	5,824	6,972	849	2014
Jacksonville I, FL	79,735		1,862	5,362	162	1,862	4,842	6,704	1,893	2005
Jacksonville II, FL	64,970		950	7,004	212	950	5,668	6,618	2,007	2007
Jacksonville III, FL	65,830		860	7,409	1,050	1,670	6,049	7,719	2,147	2007
Jacksonville IV, FL	95,525		870	8,049	1,179	1,651	7,147	8,798	2,525	2007
Jacksonville V, FL	82,573		1,220	8,210	399	1,220	6,866	8,086	2,448	2007
Jacksonville VI, FL	67,375		755	3,725	145	755	3,869	4,624	514	2014
Kendall, FL	75,495	(A)	2,350	8,106	482	2,350	6,814	9,164	2,387	2007
Lake Worth I, FL	158,842		183	6,597	7,589	354	10,957	11,311	5,283	1998
Lake Worth II, FL	86,920		1,552	7,654	184	1,552	7,838	9,390	1,178	2014
Lake Worth III, FL	92,510		957	4,716	232	957	4,949	5,906	589	2015
Lakeland, FL	49,079		81	896	1,287	256	1,593	1,849	794	1994
Leisure City, FL	56,185		409	2,018	188	409	2,205	2,614	461	2012
Lutz I, FL	66,795		901	2,478	349	901	2,439	3,340	1,007	2004
Lutz II, FL	69,232		992	2,868	403	992	2,776	3,768	1,170	2004
Margate I, FL	53,660		161	1,763	2,318	399	3,400	3,799	1,729	1996
Margate II, FL	65,380		132	1,473	1,979	383	2,824	3,207	1,370	1996
Merritt Island, FL	50,201		716	2,983	700	796	2,770	3,566	1,118	2002
Miami I, FL	46,500		179	1,999	1,862	484	2,862	3,346	1,462	1996
Miami II, FL	67,160		253	2,544	1,677	561	3,382	3,943	1,750	1996
Miami III, FL	151,620		4,577	13,185	888	4,577	12,248	16,825	4,931	2005
Miami IV, FL	76,695		1,852	10,494	948	1,963	9,881	11,844	2,447	2011
Miramar, FL	80,130		1,206	5,944	133	1,206	6,078	7,284	1,078	2013
Naples I, FL	48,100		90	1,010	2,745	270	3,212	3,482	1,569	1996
Naples II, FL	65,850		148	1,652	4,301	558	5,255	5,813	2,687	1997
Naples III, FL	80,005		139	1,561	4,204	598	4,132	4,730	2,123	1997
Naples IV, FL	40,625		262	2,980	667	407	3,049	3,456	1,563	1998
New Smyrna Beach, FL	81,454		1,261	6,215	197	1,261	6,411	7,672	860	2014
North Palm Beach, FL	45,825		1,374	7,649	32	1,374	7,682	9,056	492	2017
Oakland Park, FL	63,806		3,007	10,145	36	3,007	10,181	13,188	331	2017
Ocoee, FL	76,150		1,286	3,705	228	1,286	3,415	4,701	1,388	2005
Orange City, FL	59,580		1,191	3,209	307	1,191	3,029	4,220	1,280	2004
Orlando II, FL	63,184		1,589	4,576	215	1,589	4,151	5,740	1,696	2005
Orlando III, FL	101,490		1,209	7,768	757	1,209	7,137	8,346	2,643	2006
Orlando IV, FL	76,601		633	3,587	190	633	3,274	3,907	843	2010
Orlando V, FL	75,377		950	4,685	139	950	4,823	5,773	965	2012
Orlando VI, FL	67,275		640	3,154	150	640	3,304	3,944	447	2014
Oviedo, FL	49,276		440	2,824	626	440	2,778	3,218	1,058	2006
Palm Coast I, FL	47,400		555	2,735	117	555	2,852	3,407	463	2014
Palm Coast II, FL	122,490		1,511	7,450	419	1,511	7,870	9,381	1,262	2014
Palm Harbor, FL	82,685		2,457	16,178	132	2,457	16,311	18,768	1,234	2016
Pembroke Pines, FL	67,321		337	3,772	2,817	953	5,442	6,395	2,797	1997
Royal Palm Beach II, FL	81,178		1,640	8,607	331	1,640	7,277	8,917	2,597	2007
Sanford I, FL	61,810		453	2,911	237	453	2,580	3,033	928	2006

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2018
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Sanford II, FL	69,875		1,003	4,944	234	1,003	5,177	6,180	701	2014
Sarasota, FL	71,142		333	3,656	1,510	529	3,949	4,478	1,856	1999
St. Augustine, FL	59,725		135	1,515	3,447	383	4,358	4,741	2,260	1996
St. Petersburg, FL	66,025		2,721	10,173	425	2,721	10,598	13,319	810	2016
Stuart, FL	86,736		324	3,625	3,214	685	5,852	6,537	2,977	1997
SW Ranches, FL	64,990		1,390	7,598	296	1,390	6,032	7,422	2,136	2007
Tampa I, FL	83,938		2,670	6,249	267	2,670	5,163	7,833	1,830	2007
Tampa II, FL	74,790		2,291	10,262	133	2,291	10,396	12,687	781	2016
West Palm Beach I, FL	66,831		719	3,420	1,826	835	3,998	4,833	1,715	2001
West Palm Beach II, FL	94,113		2,129	8,671	488	2,129	7,854	9,983	3,393	2004
West Palm Beach III, FL	77,410		804	3,962	89	804	4,051	4,855	788	2012
West Palm Beach IV, FL	102,719		1,499	7,392	328	1,499	7,719	9,218	1,142	2014
Winter Park, FL	54,416		866	4,268	116	866	4,384	5,250	592	2014
Alpharetta, GA	90,501		806	4,720	1,024	917	4,046	4,963	1,737	2001
Atlanta, GA	66,825		822	4,053	82	822	4,136	4,958	841	2012
Austell, GA	83,655		1,635	4,711	441	1,643	4,497	6,140	1,635	2006
Decatur, GA	145,320		616	6,776	449	616	6,230	6,846	3,314	1998
Duluth, GA	70,885		373	2,044	233	373	1,952	2,325	466	2011
Lawrenceville, GA	73,890		546	2,903	434	546	2,920	3,466	717	2011
Lithia Springs, GA	66,750		748	5,552	133	748	5,684	6,432	567	2015
Norcross I, GA	85,320		514	2,930	986	632	2,999	3,631	1,264	2001
Norcross II, GA	52,595		366	2,025	233	366	1,973	2,339	483	2011
Norcross III, GA	46,955		938	4,625	83	938	4,709	5,647	1,028	2012
Norcross IV, GA	57,505		576	2,839	129	576	2,968	3,544	603	2012
Peachtree City I, GA	49,875		435	2,532	805	529	2,552	3,081	1,071	2001
Peachtree City II, GA	59,950		398	1,963	141	398	2,104	2,502	425	2012
Smyrna, GA	57,015		750	4,271	325	750	3,478	4,228	1,511	2001
Snellville, GA	79,950		1,660	4,781	381	1,660	4,499	6,159	1,624	2007
Suwanee I, GA	85,125		1,737	5,010	349	1,737	4,657	6,394	1,684	2007
Suwanee II, GA	80,340		800	6,942	110	622	5,847	6,469	2,087	2007
Villa Rica, GA	65,281		757	5,616	161	757	5,776	6,533	576	2015
Addison, IL	31,575		428	3,531	503	428	3,533	3,961	1,490	2004
Aurora, IL	73,985		644	3,652	259	644	3,391	4,035	1,420	2004
Bartlett, IL	51,395		931	2,493	313	931	2,402	3,333	1,025	2004
Bellwood, IL	86,500		1,012	5,768	1,148	1,012	5,178	6,190	2,156	2001
Blue Island, IL	55,125		633	3,120	66	633	3,186	3,819	386	2015
Bolingbrook, IL	82,575		1,675	8,254	193	1,675	8,448	10,123	1,137	2014
Chicago I, IL	95,795		2,667	13,118	994	2,667	14,111	16,778	1,940	2014
Chicago II, IL	78,835		833	4,035	81	833	4,116	4,949	550	2014
Chicago III, IL	84,990		2,427	11,962	825	2,427	12,787	15,214	1,766	2014
Chicago IV, IL	60,420		1,296	6,385	120	1,296	6,506	7,802	775	2015
Chicago V, IL	51,775		1,044	5,144	73	1,044	5,217	6,261	624	2015
Chicago VI, IL	71,748		1,596	9,535	55	1,596	9,590	11,186	775	2016
Chicago VII, IL	90,947		—	11,191	321	—	11,512	11,512	405	2017
Countryside, IL	97,633		2,607	12,684	214	2,607	12,899	15,506	1,724	2014
Des Plaines, IL	69,450		1,564	4,327	867	1,564	4,555	6,119	1,865	2004
Downers Grove, IL	71,625		1,498	13,153	45	1,498	13,197	14,695	1,087	2016
Elk Grove Village, IL	64,104		1,446	3,535	314	1,446	3,319	4,765	1,455	2004
Evanston, IL	57,715		1,103	5,440	248	1,103	5,687	6,790	1,039	2013
Glenview I, IL	100,085		3,740	10,367	587	3,740	9,487	13,227	4,019	2004
Glenview II, IL	30,843		725	3,144	1	725	3,145	3,870	9	2018
Gurnee, IL	80,300		1,521	5,440	411	1,521	5,081	6,602	2,162	2004
Hanover, IL	41,190		1,126	2,197	353	1,126	2,212	3,338	939	2004
Harvey, IL	60,090		869	3,635	494	869	3,587	4,456	1,446	2004
Joliet, IL	72,865		547	4,704	269	547	4,313	4,860	1,840	2004
Kildeer, IL	74,463		2,102	2,187	4,599	1,997	6,583	8,580	1,218	2004
Lombard, IL	58,728		1,305	3,938	992	1,305	4,325	5,630	1,833	2004
Maywood, IL	60,225		749	3,689	49	749	3,738	4,487	446	2015
Mount Prospect, IL	65,000		1,701	3,114	659	1,701	3,320	5,021	1,370	2004
Mundelein, IL	44,700		1,498	2,782	461	1,498	2,827	4,325	1,148	2004
North Chicago, IL	53,400		1,073	3,006	513	1,073	3,034	4,107	1,289	2004
Plainfield I, IL	53,900		1,770	1,715	360	1,740	1,782	3,522	728	2004
Plainfield II, IL	51,900		694	2,000	290	694	1,958	2,652	768	2005
Riverwoods, IL	73,915		1,585	7,826	81	1,585	7,907	9,492	473	2017
Schaumburg, IL	31,160		538	645	266	538	774	1,312	317	2004
Streamwood, IL	64,505		1,447	1,662	547	1,447	1,898	3,345	774	2004
Warrenville, IL	48,796		1,066	3,072	508	1,066	3,148	4,214	1,223	2005
Waukegan, IL	79,500		1,198	4,363	668	1,198	4,378	5,576	1,820	2004
West Chicago, IL	48,175		1,071	2,249	500	1,071	2,390	3,461	996	2004
Westmont, IL	53,400		1,155	3,873	332	1,155	3,664	4,819	1,528	2004
Wheeling I, IL	54,210		857	3,213	508	857	3,249	4,106	1,367	2004
Wheeling II, IL	67,825		793	3,816	559	793	3,823	4,616	1,641	2004
Woodridge, IL	50,232		943	3,397	309	943	3,231	4,174	1,354	2004
Schererville, IN	67,604		1,134	5,589	58	1,134	5,647	6,781	827	2014
Boston I, MA	33,286		538	3,048	282	538	2,899	3,437	745	2010
Boston II, MA	60,470		1,516	8,628	825	1,516	6,997	8,513	2,798	2002
Boston III, MA	108,205		3,211	15,829	706	3,211	16,535	19,746	2,234	2014
Brockton, MA	59,446		577	4,394	1,165	577	5,559	6,136	500	2015
Haverhill, MA	60,589		669	6,610	193	669	6,803	7,472	664	2015
Lawrence, MA	34,672		585	4,737	268	585	5,005	5,590	501	2015
Leominster, MA	54,048		90	1,519	2,664	338	3,541	3,879	1,674	1998
Medford, MA	58,685		1,330	7,165	329	1,330	6,001	7,331	1,988	2007
Stoneham, MA	62,200		1,558	7,679	303	1,558	7,982	9,540	1,417	2013
Tewksbury, MA	62,402		1,537	7,579	279	1,537	7,857	9,394	1,163	2014
Walpole, MA	74,880		634	13,069	336	634	13,405	14,039	976	2016
Annapolis, MD	92,332	5,626	2,643	13,938	68	2,643	14,007	16,650	680	2017
Baltimore, MD	93,750		1,050	5,997	1,483	1,173	5,321	6,494	2,262	2001
Beltsville, MD	63,657		1,277	6,295	75	1,268	6,379	7,647	1,144	2013
California, MD	77,840		1,486	4,280	353	1,486	4,018	5,504	1,668	2004
Capitol Heights, MD	79,500		2,704	13,332	50	2,704	13,383	16,087	1,455	2015
Clinton, MD	84,225		2,182	10,757	140	2,182	10,897	13,079	1,769	2013
District Heights, MD	78,265		1,527	8,313	557	1,527	7,744	9,271	1,836	2011
Elkridge, MD	63,475		1,155	5,695	209	1,120	5,939	7,059	990	2013

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2018
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Gaithersburg I, MD	87,045		3,124	9,000	488	3,124	8,225	11,349	3,475	2005
Gaithersburg II, MD	74,100		2,383	11,750	80	2,383	11,829	14,212	1,294	2015
Hyattsville, MD	52,830		1,113	5,485	108	1,113	5,593	6,706	1,002	2013
Laurel, MD	162,896		1,409	8,035	3,919	1,928	9,091	11,019	3,893	2001
Temple Hills I, MD	97,270		1,541	8,788	2,643	1,800	8,929	10,729	3,827	2001
Temple Hills II, MD	84,175		2,229	10,988	64	2,229	11,052	13,281	1,732	2014
Timonium, MD	66,717		2,269	11,184	209	2,269	11,393	13,662	1,796	2014
Upper Marlboro, MD	62,290		1,309	6,455	104	1,309	6,557	7,866	1,182	2013
Bloomington, MN	100,928		1,598	12,298	210	1,598	12,510	14,108	808	2016
Belmont, NC	81,850		385	2,196	963	451	2,341	2,792	1,015	2001
Burlington I, NC	109,300		498	2,837	897	498	2,917	3,415	1,325	2001
Burlington II, NC	42,165		320	1,829	473	340	1,761	2,101	765	2001
Cary, NC	111,750		543	3,097	917	543	3,316	3,859	1,464	2001
Charlotte I, NC	69,000		782	4,429	1,589	1,068	4,562	5,630	1,849	2002
Charlotte II, NC	53,706		821	8,764	58	821	8,821	9,642	528	2016
Charlotte III, NC	69,037		1,974	8,211	83	1,974	8,293	10,267	84	2018
Cornelius, NC	59,270		2,424	4,991	980	2,424	5,971	8,395	577	2015
Pineville, NC	77,747		2,490	9,169	151	2,490	9,320	11,810	926	2015
Raleigh, NC	48,675		209	2,398	464	296	2,386	2,682	1,180	1998
Bordentown, NJ	50,550		457	2,255	173	457	2,427	2,884	483	2012
Brick, NJ	51,710		234	2,762	1,553	485	3,465	3,950	1,826	1996
Cherry Hill I, NJ	51,500		222	1,260	204	222	1,249	1,471	316	2010
Cherry Hill II, NJ	65,425		471	2,323	320	471	2,643	3,114	518	2012
Clifton, NJ	105,550		4,346	12,520	331	4,340	11,171	15,511	4,521	2005
Cranford, NJ	91,280		290	3,493	2,792	779	5,090	5,869	2,546	1996
East Hanover, NJ	107,704		504	5,763	4395	1,315	8,177	9,492	4,194	1996
Egg Harbor I, NJ	36,025		104	510	81	104	581	685	145	2010
Egg Harbor II, NJ	70,400		284	1,608	309	284	1,695	1,979	459	2010
Elizabeth, NJ	38,770		751	2,164	719	751	2,560	3,311	1,018	2005
Fairview, NJ	27,876		246	2,759	617	246	2,767	3,013	1,420	1997
Freehold, NJ	81,420		1,086	5,355	211	1,086	5,566	6,652	1,133	2012
Hamilton, NJ	70,550		1,885	5,430	511	1,893	5,173	7,066	1,891	2006
Hoboken, NJ	34,194		1,370	3,947	972	1,370	4,285	5,655	1,776	2005
Linden, NJ	100,425		517	6,008	2,669	1,043	7,139	8,182	3,579	1996
Lumberton, NJ	96,025		987	4,864	316	987	5,180	6,167	1,052	2012
Morris Township, NJ	72,226		500	5,602	3,100	1,072	7,054	8,126	3,499	1997
Parsippany, NJ	84,655		475	5,322	5,820	844	9,798	10,642	3,430	1997
Rahway, NJ	83,121		1,486	7,326	680	1,486	8,007	9,493	1,400	2013
Randolph, NJ	52,565		855	4,872	1,574	1,108	4,757	5,865	1,940	2002
Ridgefield, NJ	67,803		1,810	8,925	318	1,810	9,243	11,053	1,008	2015
Roseland, NJ	53,569		1,844	9,759	189	1,844	9,948	11,792	989	2015
Sewell, NJ	57,826		484	2,766	1,441	706	3,129	3,835	1,362	2001
Somerset, NJ	57,485		1,243	6,129	587	1,243	6,716	7,959	1,286	2012
Whippany, NJ	92,070		2,153	10,615	653	2,153	11,268	13,421	1,945	2013
Albuquerque I, NM	65,927		1,039	3,395	367	1,039	3,178	4,217	1,403	2005
Albuquerque II, NM	58,798		1,163	3,801	284	1,163	3,462	4,625	1,554	2005
Albuquerque III, NM	57,536		664	2,171	371	664	2,151	2,815	967	2005
Henderson, NV	75,150		1,246	6,143	105	1,246	6,246	7,492	839	2014
Las Vegas I, NV	48,732		1,851	2,986	593	1,851	3,167	5,018	1,484	2006
Las Vegas II, NV	48,850		3,354	5,411	615	3,355	5,444	8,799	2,477	2006
Las Vegas III, NV	84,600		1,171	10,034	113	1,171	10,148	11,319	679	2016
Las Vegas IV, NV	90,527		1,116	8,575	365	1,116	8,939	10,055	626	2016
Las Vegas V, NV	107,226		1,460	9,560	183	1,460	9,744	11,204	613	2016
Las Vegas VI, NV	92,732		1,386	12,299	123	1,386	12,422	13,808	699	2016
Las Vegas VII, NV	94,525		1,575	11,483	146	1,575	11,630	13,205	105	2018
Baldwin, NY	61,380		1,559	7,685	646	1,559	8,331	9,890	915	2015
Bronx I, NY	67,864		2,014	11,411	1,118	2,014	10,937	12,951	2,917	2010
Bronx II, NY	99,028		—	28,289	1,721	—	29,475	29,475	6,654	2011
Bronx III, NY	105,900		6,459	36,180	219	6,460	32,052	38,512	7,285	2011
Bronx IV, NY	74,580		—	22,074	130	—	19,549	19,549	4,461	2011
Bronx V, NY	54,704		—	17,556	226	—	15,671	15,671	3,580	2011
Bronx VI, NY	45,970		—	16,803	364	—	15,136	15,136	3,452	2011
Bronx VII, NY	78,700	8,022	—	22,512	189	—	22,810	22,810	4,959	2012
Bronx VIII, NY	30,550	2,816	1,245	6,137	308	1,251	6,475	7,726	1,389	2012
Bronx IX, NY	147,915	22,041	7,967	39,279	1,452	7,967	40,730	48,697	8,714	2012
Bronx X, NY	159,805	24,893	9,090	44,816	537	9,090	45,353	54,443	9,298	2012
Bronx XI, NY	46,425		—	17,130	344	—	17,476	17,476	2,212	2014
Bronx XII, NY	101,268		—	31,603	80	—	31,681	31,681	2,614	2016
Bronx XIII, NY	201,195		19,622	68,290	—	19,621	68,379	88,000	516	2018
Brooklyn I, NY	57,456		1,795	10,172	410	1,795	9,166	10,961	2,397	2010
Brooklyn II, NY	60,920		1,601	9,073	497	1,601	8,251	9,852	2,198	2010
Brooklyn III, NY	41,610		2,772	13,570	146	2,772	13,798	16,570	3,155	2011
Brooklyn IV, NY	37,560		2,283	11,184	198	2,284	11,444	13,728	2,620	2011
Brooklyn V, NY	47,045		2,374	11,636	120	2,374	11,809	14,183	2,686	2011
Brooklyn VI, NY	74,820		4,210	20,638	124	4,211	20,869	25,080	4,742	2011
Brooklyn VII, NY	72,725		5,604	27,452	200	5,604	27,817	33,421	6,338	2011
Brooklyn VIII, NY	61,525		4,982	24,561	118	4,982	24,678	29,660	3,671	2014
Brooklyn IX, NY	46,980		2,966	14,620	154	2,966	14,774	17,740	2,195	2014
Brooklyn X, NY	55,938		3,739	7,703	3,118	4,885	9,674	14,559	978	2015
Brooklyn XI, NY	110,215		10,093	35,385	229	10,093	35,613	45,706	3,116	2016
Brooklyn XII, NY	131,913		7,249	40,230	9	7,250	40,243	47,493	1,246	2017
Flushing, NY	64,993		17,177	17,356	18	17,177	17,373	34,550	40	2018
Holbrook, NY	60,377		2,029	10,737	77	2,029	10,814	12,843	1,066	2015
Jamaica I, NY	88,385		2,043	11,658	2,374	2,043	11,299	13,342	4,755	2001
Jamaica II, NY	92,805		5,391	26,413	397	5,391	26,953	32,344	6,132	2011
Long Island City, NY	88,775		5,700	28,101	46	5,700	28,147	33,847	3,655	2014
New Rochelle I, NY	43,596		1,673	4,827	1,223	1,673	5,391	7,064	2,080	2005
New Rochelle II, NY	63,425		3,167	2,713	452	3,762	18,999	22,761	4,146	2012
New York, NY	94,912	31,171	42,022	38,753	23	42,022	38,777	80,799	1,531	2017
North Babylon, NY	78,350		225	2,514	4,233	568	5,595	6,163	2,775	1998
Patchogue, NY	47,759		1,141	5,624	61	1,141	5,685	6,826	757	2014
Queens I, NY	82,875		5,158	12,339	1,156	5,160	13,493	18,653	1,415	2015
Queens II, NY	90,728		6,208	25,815	484	6,208	26,300	32,508	2,598	2016

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2018
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Riverhead, NY	38,490		1,068	1,149	216	1,068	1,086	2,154	527	2005
Southold, NY	59,945		2,079	2,238	350	2,079	2,184	4,263	1,035	2005
Staten Island, NY	96,573		1,919	9,463	870	1,919	10,334	12,253	1,790	2013
Tuckahoe, NY	51,358		2,363	17,411	311	2,363	11,951	14,314	2,711	2011
West Hempstead, NY	83,395		2,237	11,030	245	2,237	11,273	13,510	2,254	2012
White Plains, NY	85,874		3,295	18,049	1,030	3,295	16,582	19,877	4,055	2011
Woodhaven, NY	50,665		2,015	11,219	158	2,015	10,080	12,095	2,283	2011
Wyckoff, NY	60,440		1,961	11,113	351	1,961	9,980	11,941	2,546	2010
Yorktown, NY	78,879		2,382	11,720	216	2,382	11,949	14,331	2,728	2011
Cleveland I, OH	46,000		525	2,592	273	524	2,515	3,039	1,097	2005
Cleveland II, OH	58,325		290	1,427	239	289	1,413	1,702	622	2005
Columbus I, OH	71,905		1,234	3,151	153	1,239	2,828	4,067	1,187	2006
Columbus II, OH	36,659		769	3,788	293	769	4,081	4,850	547	2014
Columbus III, OH	51,200		326	1,607	124	326	1,732	2,058	240	2014
Columbus IV, OH	60,950		443	2,182	106	443	2,288	2,731	314	2014
Columbus V, OH	73,325		838	4,128	139	838	4,267	5,105	571	2014
Columbus VI, OH	63,525		701	3,454	120	701	3,575	4,276	480	2014
Grove City, OH	89,290		1,756	4,485	290	1,761	4,157	5,918	1,700	2006
Hilliard, OH	89,290		1,361	3,476	285	1,366	3,273	4,639	1,349	2006
Lakewood, OH	39,332		405	854	690	405	1,385	1,790	1,046	1989
Lewis Center, OH	76,224		1,056	5,206	146	1,056	5,351	6,407	721	2014
Middleburg Heights, OH	93,200		63	704	2,402	332	2,436	2,768	1,151	1980
North Olmsted I, OH	48,672		63	704	1,591	214	1,802	2,016	884	1979
North Olmsted II, OH	47,850		290	1,129	1,232	469	2,034	2,503	1,724	1988
North Randall, OH	80,297		515	2,323	3,274	898	3,997	4,895	1,821	1998
Reynoldsburg, OH	67,245		1,290	3,295	388	1,295	3,229	4,524	1,331	2006
Strongsville, OH	43,683		570	3,486	430	570	3,082	3,652	1,126	2007
Warrensville Heights, OH	90,281		525	766	3,292	935	3,443	4,378	1,612	1980
Westlake, OH	62,750		509	2,508	264	508	2,383	2,891	1,068	2005
Conshohocken, PA	81,285		1,726	8,508	182	1,726	8,689	10,415	1,765	2012
Exton, PA	57,750		541	2,668	127	519	2,817	3,336	573	2012
Langhorne, PA	64,838		1,019	5,023	360	1,019	5,383	6,402	1,083	2012
Levittown, PA	76,130		926	5,296	1,306	926	4,881	5,807	2,100	2001
Malvern, PA	18,820		2,959	18,198	1,727	2,959	19,923	22,882	2,734	2013
Montgomeryville, PA	84,145		975	4,809	261	975	5,069	6,044	1,044	2012
Norristown, PA	61,520		662	3,142	789	638	4,061	4,699	1,007	2011
Philadelphia I, PA	96,099		1,461	8,334	1,931	1,461	6,921	8,382	3,047	2001
Philadelphia II, PA	68,279		1,012	4,990	167	1,012	5,157	6,169	810	2014
Exeter, RI	41,275		547	2,697	148	547	2,845	3,392	387	2014
Johnston, RI	77,275		1,061	5,229	106	1,061	5,336	6,397	715	2014
Wakefield, RI	45,745		823	4,058	85	823	4,143	4,966	546	2014
Woonsocket, RI	72,900		1,049	5,172	174	1,049	5,346	6,395	718	2014
Antioch, TN	75,985		588	4,906	372	588	4,510	5,098	1,887	2005
Nashville I, TN	107,950		405	3,379	1,056	405	3,846	4,251	1,495	2005
Nashville II, TN	83,174		593	4,950	272	593	4,527	5,120	1,910	2005
Nashville III, TN	101,525		416	3,469	347	416	3,482	3,898	1,461	2006
Nashville IV, TN	102,450		992	8,274	396	992	7,428	8,420	3,106	2006
Nashville V, TN	74,560	2,363	895	4,311	854	895	5,165	6,060	657	2015
Nashville VI, TN	72,416		2,749	8,443	124	2,749	8,566	11,315	847	2015
Allen, TX	62,170		714	3,519	134	714	3,653	4,367	754	2012
Austin I, TX	59,645		2,239	2,038	278	2,239	1,967	4,206	807	2005
Austin II, TX	64,360	(A)	734	3,894	419	738	3,751	4,489	1,445	2006
Austin III, TX	70,735		1,030	5,468	358	1,035	5,167	6,202	1,962	2006
Austin IV, TX	65,258		862	4,250	381	862	4,632	5,494	716	2014
Austin V, TX	67,850		1,050	5,175	294	1,050	5,469	6,519	757	2014
Austin VI, TX	62,850		1,150	5,669	327	1,150	5,996	7,146	808	2014
Austin VII, TX	71,023		1,429	6,263	256	1,429	6,519	7,948	637	2015
Austin VIII, TX	62,288		2,935	7,007	63	2,935	7,071	10,006	685	2016
Austin IX, TX	78,547		1,321	9,643	34	1,321	9,677	10,998	308	2018
Bryan, TX	60,650		1,394	1,268	575	1,396	1,605	3,001	576	2005
Carrollton, TX	77,780		661	3,261	140	661	3,401	4,062	660	2012
Cedar Park, TX	86,725		3,350	7,950	380	3,350	8,331	11,681	765	2016
College Station, TX	26,550		812	740	216	813	769	1,582	303	2005
Cypress, TX	58,161		360	1,773	154	360	1,928	2,288	409	2012
Dallas I, TX	58,582		2,475	2,253	489	2,475	2,264	4,739	922	2005
Dallas II, TX	77,073		940	4,635	234	940	4,869	5,809	813	2013
Dallas III, TX	83,479		2,608	12,857	306	2,608	13,163	15,771	1,714	2014
Dallas IV, TX	114,750		2,369	11,850	75	2,369	11,924	14,293	1,449	2015
Dallas V, TX	54,510		—	11,604	87	—	11,692	11,692	1,285	2015
Denton, TX	60,846		553	2,936	445	569	2,886	3,455	1,017	2006
Fort Worth I, TX	50,416		1,253	1,141	356	1,253	1,259	2,512	495	2005
Fort Worth II, TX	72,900		868	4,607	399	874	4,338	5,212	1,689	2006
Fort Worth III, TX	81,145		1,000	4,928	186	1,000	5,115	6,115	626	2015
Fort Worth IV, TX	78,579		1,274	7,693	34	1,274	7,728	9,002	679	2016
Frisco I, TX	50,904		1,093	3,148	205	1,093	2,895	3,988	1,174	2005
Frisco II, TX	71,839		1,564	4,507	244	1,564	4,135	5,699	1,664	2005
Frisco III, TX	74,665		1,147	6,088	682	1,154	5,961	7,115	2,250	2006
Frisco IV, TX	75,175		719	4,072	293	719	3,769	4,488	985	2010
Frisco V, TX	74,415		1,159	5,714	145	1,159	5,858	7,017	903	2014
Frisco VI, TX	69,176		1,064	5,247	174	1,064	5,421	6,485	738	2014
Garland I, TX	70,100		751	3,984	628	767	4,018	4,785	1,541	2006
Garland II, TX	68,425		862	4,578	310	862	4,291	5,153	1,587	2006
Grapevine, TX	78,769		1,211	8,559	117	1,211	8,676	9,887	755	2016
Houston III, TX	61,590		575	524	486	576	898	1,474	357	2005
Houston IV, TX	43,750		960	875	704	961	1,379	2,340	503	2005
Houston V, TX	124,279		1,153	6,122	1,804	991	7,176	8,167	2,418	2006
Houston VI, TX	54,690		575	524	5,857	983	5,060	6,043	1,212	2011
Houston VII, TX	46,991		681	3,355	185	681	3,540	4,221	785	2012
Houston VIII, TX	54,215		1,294	6,377	383	1,294	6,761	8,055	1,400	2012
Houston IX, TX	51,208		296	1,459	149	296	1,608	1,904	336	2012
Houston X, TX	96,061		5,267	12,667	10	5,267	12,677	17,944	223	2018
Houston XI, TX	80,930		5,618	15,330	5	5,618	15,334	20,952	104	2018
Humble, TX	70,700		706	5,727	113	706	5,840	6,546	579	2015

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2018
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(B)	Developed
Katy, TX	71,308		1,329	6,552	87	1,329	6,640	7,969	1,075	2013
Keller, TX	88,585		1,330	7,960	329	1,331	7,673	9,004	1,831	2006/2017
Lewisville I, TX	67,340		476	2,525	539	492	2,627	3,119	957	2006
Lewisville II, TX	127,659		1,464	7,217	508	1,464	7,725	9,189	1,313	2013
Lewisville III, TX	93,855		1,307	15,025	204	1,307	15,229	16,536	1,242	2016
Little Elm I, TX	60,115		892	5,529	138	892	5,668	6,560	483	2016
Little Elm II, TX	97,136		1,219	9,864	121	1,219	9,986	11,205	830	2016
Mansfield I, TX	63,000		837	4,443	292	843	4,152	4,995	1,614	2006
Mansfield II, TX	57,375		662	3,261	165	662	3,426	4,088	725	2012
Mansfield III, TX	71,000		947	4,703	183	947	4,887	5,834	343	2016
McKinney I, TX	47,020		1,632	1,486	286	1,634	1,532	3,166	604	2005
McKinney II, TX	70,050		855	5,076	287	857	4,738	5,595	1,834	2006
McKinney III, TX	53,650		652	3,213	73	652	3,285	3,937	424	2014
North Richland Hills, TX	57,200		2,252	2,049	258	2,252	1,928	4,180	784	2005
Pearland, TX	72,050		450	2,216	418	450	2,635	3,085	525	2012
Richmond, TX	102,295		1,437	7,083	171	1,437	7,254	8,691	1,174	2013
Roanoke, TX	59,300		1,337	1,217	238	1,337	1,229	2,566	477	2005
San Antonio I, TX	73,579		2,895	2,635	376	2,895	2,478	5,373	1,007	2005
San Antonio II, TX	73,955		1,047	5,558	288	1,052	5,153	6,205	1,890	2006
San Antonio III, TX	71,825		996	5,286	332	996	4,896	5,892	1,779	2007
San Antonio IV, TX	61,500		829	3,891	156	829	4,048	4,877	271	2016
Spring, TX	72,745		580	3,081	309	580	2,898	3,478	1,123	2006
Murray I, UT	60,280		3,847	1,017	546	3,848	1,346	5,194	602	2005
Murray II, UT	70,996		2,147	567	674	2,147	1,069	3,216	416	2005
Salt Lake City I, UT	56,446		2,695	712	544	2,696	1,070	3,766	479	2005
Salt Lake City II, UT	51,676		2,074	548	416	1,937	798	2,735	371	2005
Alexandria, VA	114,100		2,812	13,865	251	2,812	14,116	16,928	2,935	2012
Arlington, VA	96,143		6,836	9,843	99	6,836	9,943	16,779	1,341	2015
Burke Lake, VA	91,467		2,093	10,940	1,194	2,093	10,536	12,629	2,652	2011
Fairfax, VA	73,265		2,276	11,220	316	2,276	11,537	13,813	2,327	2012
Fredericksburg I, VA	69,475		1,680	4,840	370	1,680	4,537	6,217	1,740	2005
Fredericksburg II, VA	61,057		1,757	5,062	438	1,757	4,808	6,565	1,859	2005
Leesburg, VA	85,503		1,746	9,894	189	1,746	8,794	10,540	1,986	2011
Manassas, VA	72,745		860	4,872	274	860	4,480	5,340	1,162	2010
McLearen, VA	69,385		1,482	8,400	257	1,482	7,502	8,984	1,905	2010
Vienna, VA	55,120		2,300	11,340	173	2,300	11,513	13,813	2,320	2012
Divisional Offices					398		398	398	114
	34,619,208		785,736	3,267,473	310,175	806,916	3,343,173	4,150,089	752,750

(A)	This store is part of the YSI 33 Loan portfolio, with a balance of $9,214 as of December 31, 2018.
(B)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during 2018 and 2017 was as follows (in thousands):

	2018	2017	2016
Storage properties*
Balance at beginning of year	$4,161,715	$3,998,180	$3,467,032
Acquisitions & improvements	381,182	247,546	490,980
Fully depreciated assets	(26,125)	(53,903)	(61,232)
Dispositions and other	(8,735)	(9,179)	—
Construction in progress, net	(44,582)	(20,929)	101,400
Balance at end of year	$4,463,455	$4,161,715	$3,998,180

Accumulated depreciation*
Balance at beginning of year	$752,925	$671,364	$594,049
Depreciation expense	138,510	135,732	138,547
Fully depreciated assets	(26,125)	(53,903)	(61,232)
Dispositions and other	(2,823)	(268)	—
Balance at end of year	$862,487	$752,925	$671,364
Storage properties, net	$3,600,968	$3,408,790	$3,326,816

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.

As of December 31, 2018, the aggregate cost of Storage properties for federal income tax purposes was approximately $4.6 billion.