Form 10-Q
period 2019-03-31
CubeSmart; CubeSmart, L.P.
filed 2019-04-26
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019.

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

CubeSmart	☐
CubeSmart, L.P.	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 24, 2019
Common shares, $0.01 par value per share, of CubeSmart	188,471,117

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership.  The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2019, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018 and in our other filings with the Securities and Exchange Commission (“SEC”).  These risks include, but are not limited to, the following:

•	adverse changes in the national and local economic, business, real estate and other market conditions;

•	the effect of competition from existing and new self-storage properties on our ability to maintain or raise occupancy and rental rates;

•	the execution of our business plan;

•	reduced availability and increased costs of external sources of capital;

•	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing indebtedness;

•	increases in interest rates and operating costs;

•	counterparty non-performance related to the use of derivative financial instruments;

•	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

•	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

•	increases in taxes, fees and assessments from state and local jurisdictions;

•	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

•	reductions in asset valuations and related impairment charges;

•	cyber security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

•	changes in real estate and zoning laws or regulations;

•	risks related to natural disasters or acts of violence, terrorism, or war that affect the markets in which we operate;

•	potential environmental and other liabilities;

•	uninsured losses and the ability to obtain insurance coverage against risks and losses;

•	the ability to attract and retain talent in the current labor market;

•	other factors affecting the real estate industry generally or the self-storage industry in particular; and

•

other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2019	2018
	(unaudited)

ASSETS
Storage properties	$4,489,732	$4,463,455
Less: Accumulated depreciation	(884,941)	(862,487)
Storage properties, net (including VIE assets of $248,805 and $330,986, respectively)	3,604,791	3,600,968
Cash and cash equivalents	3,533	3,764
Restricted cash	3,008	2,718
Loan procurement costs, net of amortization	793	963
Investment in real estate ventures, at equity	94,092	95,796
Other assets, net	107,972	48,763
Total assets	$3,814,189	$3,752,972

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,488,692	$1,143,524
Revolving credit facility	96,145	195,525
Unsecured term loans, net	99,861	299,799
Mortgage loans and notes payable, net	107,414	108,246
Accounts payable, accrued expenses and other liabilities	168,174	149,914
Distributions payable	60,978	60,627
Deferred revenue	23,485	22,595
Security deposits	466	474
Total liabilities	2,045,215	1,980,704

Noncontrolling interests in the Operating Partnership	60,414	55,819

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 188,137,137 and 187,145,103 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	1,881	1,871
Additional paid-in capital	2,519,750	2,500,751
Accumulated other comprehensive loss	(789)	(1,029)
Accumulated deficit	(823,473)	(791,915)
Total CubeSmart shareholders’ equity	1,697,369	1,709,678
Noncontrolling interests in subsidiaries	11,191	6,771
Total equity	1,708,560	1,716,449
Total liabilities and equity	$3,814,189	$3,752,972

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUES
Rental income	$131,592	$124,161
Other property related income	15,675	14,247
Property management fee income	5,578	4,469
Total revenues	152,845	142,877
OPERATING EXPENSES
Property operating expenses	51,425	48,754
Depreciation and amortization	38,442	34,966
General and administrative	9,147	8,744
Total operating expenses	99,014	92,464
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(17,517)	(15,155)
Loan procurement amortization expense	(624)	(579)
Equity in earnings (losses) of real estate ventures	261	(184)
Other	(165)	304
Total other expense	(18,045)	(15,614)
NET INCOME	35,786	34,799
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(358)	(383)
Noncontrolling interest in subsidiaries	70	7
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$35,498	$34,423

Basic earnings per share attributable to common shareholders	$0.19	$0.19
Diluted earnings per share attributable to common shareholders	$0.19	$0.19

Weighted-average basic shares outstanding	187,253	182,274
Weighted-average diluted shares outstanding	187,984	183,222

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$35,786	$34,799
Other comprehensive income:
Unrealized gains on interest rate swaps	232	60
Reclassification of realized losses on interest rate swaps	10	219
OTHER COMPREHENSIVE INCOME	242	279
COMPREHENSIVE INCOME	36,028	35,078
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(360)	(383)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	70	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$35,738	$34,702

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries							4,828	4,828
Distributions to noncontrolling interests in subsidiaries							(66)	(66)
Acquisition of noncontrolling interest in subsidiary			(9,728)			(9,728)	(272)	(10,000)
Issuance of common shares	773	8	24,572			24,580		24,580
Issuance of restricted shares	19
Conversion from units to shares	60	1	1,841			1,842		1,842	(1,842)
Exercise of stock options	140	1	1,048			1,049		1,049
Amortization of restricted shares			798			798		798
Share compensation expense			468			468		468
Adjustment for noncontrolling interests in the Operating Partnership					(6,681)	(6,681)		(6,681)	6,681
Net income (loss)					35,498	35,498	(70)	35,428	358
Other comprehensive income, net				240		240		240	2
Common share distributions ($0.32 per share)					(60,375)	(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,881	$2,519,750	$(789)	$(823,473)	$1,697,369	$11,191	$1,708,560	$60,414

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries							738	738
Issuance of common shares			(44)			(44)		(44)
Issuance of restricted shares	64	1				1		1
Issuance of OP units									4,782
Exercise of stock options			2			2		2
Amortization of restricted shares			(242)			(242)		(242)
Share compensation expense			423			423		423
Adjustment for noncontrolling interest in the Operating Partnership					1,169	1,169		1,169	(1,169)
Net income (loss)					34,423	34,423	(7)	34,416	383
Other comprehensive income, net				276		276		276	3
Common share distributions ($0.30 per share)					(54,780)	(54,780)		(54,780)	(614)
Balance at March 31, 2018	182,280	$1,823	$2,356,759	$279	$(748,499)	$1,610,362	$6,967	$1,617,329	$57,705

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$35,786	$34,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,066	35,545
Equity in (earnings) losses of real estate ventures	(261)	184
Equity compensation expense	1,619	1,592
Accretion of fair market value adjustment of debt	(179)	(183)
Changes in other operating accounts:
Other assets	(3,212)	(1,352)
Accounts payable and accrued expenses	1,806	(5,558)
Other liabilities	833	1,105
Net cash provided by operating activities	$75,458	$66,132
Investing Activities
Acquisitions of storage properties	(25,097)	(4,034)
Additions and improvements to storage properties	(6,153)	(5,394)
Development costs	(49,748)	(39,663)
Investment in real estate ventures	(107)	(10,320)
Cash distributed from real estate ventures	2,072	2,257
Net cash used in investing activities	$(79,033)	$(57,154)
Financing Activities
Proceeds from:
Unsecured senior notes	347,746	—
Revolving credit facility	279,020	156,700
Principal payments on:
Revolving credit facility	(378,400)	(102,000)
Unsecured term loans	(200,000)	—
Mortgage loans and notes payable	(701)	(7,831)
Loan procurement costs	(2,634)	—
Settlement of hedge transactions	(807)	—
Acquisition of noncontrolling interest in subsidiary, net	(5,172)	—
Proceeds from issuance of common shares, net	24,580	(43)
Cash paid upon vesting of restricted shares	(353)	(1,411)
Exercise of stock options	1,049	2
Contributions from noncontrolling interests in subsidiaries	—	738
Distributions paid to noncontrolling interests in subsidiaries	(66)	—
Distributions paid to common shareholders	(60,005)	(54,746)
Distributions paid to noncontrolling interests in Operating Partnership	(623)	(563)
Net cash provided by (used in) financing activities	$3,634	$(9,154)
Change in cash, cash equivalents, and restricted cash	59	(176)
Cash, cash equivalents, and restricted cash at beginning of period	6,482	9,158
Cash, cash equivalents, and restricted cash at end of period	$6,541	$8,982
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$15,918	$15,298
Supplemental disclosure of noncash activities:
Accretion of liability	$4,070	$7,266
Derivative valuation adjustment	$242	$279
Discount on issuance of unsecured senior notes	$2,254	$—
Mortgage loan assumptions	$—	$7,166
Issuance of OP units	$—	$4,782
Acquisition of noncontrolling interest in subsidiary	$(4,828)	$—
Contributions from noncontrolling interests in subsidiaries	$4,828	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2019	2018
	(unaudited)

ASSETS
Storage properties	$4,489,732	$4,463,455
Less: Accumulated depreciation	(884,941)	(862,487)
Storage properties, net (including VIE assets of $248,805 and $330,986, respectively)	3,604,791	3,600,968
Cash and cash equivalents	3,533	3,764
Restricted cash	3,008	2,718
Loan procurement costs, net of amortization	793	963
Investment in real estate ventures, at equity	94,092	95,796
Other assets, net	107,972	48,763
Total assets	$3,814,189	$3,752,972

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,488,692	$1,143,524
Revolving credit facility	96,145	195,525
Unsecured term loans, net	99,861	299,799
Mortgage loans and notes payable, net	107,414	108,246
Accounts payable, accrued expenses and other liabilities	168,174	149,914
Distributions payable	60,978	60,627
Deferred revenue	23,485	22,595
Security deposits	466	474
Total liabilities	2,045,215	1,980,704

Limited Partnership interests of third parties	60,414	55,819

Commitments and contingencies

Capital
Operating Partner	1,698,158	1,710,707
Accumulated other comprehensive loss	(789)	(1,029)
Total CubeSmart, L.P. capital	1,697,369	1,709,678
Noncontrolling interests in subsidiaries	11,191	6,771
Total capital	1,708,560	1,716,449
Total liabilities and capital	$3,814,189	$3,752,972

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2019	2018

REVENUES
Rental income	$131,592	$124,161
Other property related income	15,675	14,247
Property management fee income	5,578	4,469
Total revenues	152,845	142,877
OPERATING EXPENSES
Property operating expenses	51,425	48,754
Depreciation and amortization	38,442	34,966
General and administrative	9,147	8,744
Total operating expenses	99,014	92,464
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(17,517)	(15,155)
Loan procurement amortization expense	(624)	(579)
Equity in earnings (losses) of real estate ventures	261	(184)
Other	(165)	304
Total other expense	(18,045)	(15,614)
NET INCOME	35,786	34,799
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	70	7
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	35,856	34,806
Operating Partnership interests of third parties	(358)	(383)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$35,498	$34,423

Basic earnings per unit attributable to common unitholders	$0.19	$0.19
Diluted earnings per unit attributable to common unitholders	$0.19	$0.19

Weighted-average basic units outstanding	187,253	182,274
Weighted-average diluted units outstanding	187,984	183,222

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018

NET INCOME	$35,786	$34,799
Other comprehensive income:
Unrealized gains on interest rate swaps	232	60
Reclassification of realized losses on interest rate swaps	10	219
OTHER COMPREHENSIVE INCOME	242	279
COMPREHENSIVE INCOME	36,028	35,078
Comprehensive income attributable to Operating Partnership interests of third parties	(360)	(383)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	70	7
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$35,738	$34,702

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries					4,828	4,828
Distributions from noncontrolling interests in subsidiaries					(66)	(66)
Acquisition of noncontrolling interest in subsidiary		(9,728)		(9,728)	(272)	(10,000)
Issuance of common OP units	773	24,580		24,580		24,580
Issuance of restricted OP units	19
Conversion from OP units to shares	60	1,842		1,842		1,842	(1,842)
Exercise of OP unit options	140	1,049		1,049		1,049
Amortization of restricted OP units		798		798		798
OP unit compensation expense		468		468		468
Adjustment for Limited Partnership interests of third parties		(6,681)		(6,681)		(6,681)	6,681
Net income (loss)		35,498		35,498	(70)	35,428	358
Other comprehensive income, net			240	240		240	2
Common OP unit distributions ($0.32 per unit)		(60,375)		(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,698,158	$(789)	$1,697,369	$11,191	$1,708,560	$60,414

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries					738	738
Issuance of common OP units		(44)		(44)		(44)
Issuance of restricted OP units	64	1		1		1
Issuance of OP units							4,782
Exercise of OP unit options		2		2		2
Amortization of restricted OP units		(242)		(242)		(242)
OP unit compensation expense		423		423		423
Adjustment for Operating Partnership interests of third parties		1,169		1,169		1,169	(1,169)
Net income (loss)		34,423		34,423	(7)	34,416	383
Other comprehensive income, net			276	276		276	3
Common OP unit distributions ($0.30 per unit)		(54,780)		(54,780)		(54,780)	(614)
Balance at March 31, 2018	182,280	$1,610,083	$279	$1,610,362	$6,967	$1,617,329	$57,705

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net income	$35,786	$34,799
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	39,066	35,545
Equity in (earnings) losses of real estate ventures	(261)	184
Equity compensation expense	1,619	1,592
Accretion of fair market value adjustment of debt	(179)	(183)
Changes in other operating accounts:
Other assets	(3,212)	(1,352)
Accounts payable and accrued expenses	1,806	(5,558)
Other liabilities	833	1,105
Net cash provided by operating activities	$75,458	$66,132
Investing Activities
Acquisitions of storage properties	(25,097)	(4,034)
Additions and improvements to storage properties	(6,153)	(5,394)
Development costs	(49,748)	(39,663)
Investment in real estate ventures	(107)	(10,320)
Cash distributed from real estate ventures	2,072	2,257
Net cash used in investing activities	$(79,033)	$(57,154)
Financing Activities
Proceeds from:
Unsecured senior notes	347,746	—
Revolving credit facility	279,020	156,700
Principal payments on:
Revolving credit facility	(378,400)	(102,000)
Unsecured term loans	(200,000)	—
Mortgage loans and notes payable	(701)	(7,831)
Loan procurement costs	(2,634)	—
Settlement of hedge transactions	(807)	—
Acquisition of noncontrolling interest in subsidiary, net	(5,172)	—
Proceeds from issuance of common OP units	24,580	(43)
Cash paid upon vesting of restricted OP units	(353)	(1,411)
Exercise of OP unit options	1,049	2
Contributions from noncontrolling interests in subsidiaries	—	738
Distributions paid to noncontrolling interests in subsidiaries	(66)	—
Distributions paid to common OP unitholders	(60,628)	(55,309)
Net cash provided by (used in) financing activities	$3,634	$(9,154)
Change in cash, cash equivalents, and restricted cash	59	(176)
Cash, cash equivalents, and restricted cash at beginning of period	6,482	9,158
Cash, cash equivalents, and restricted cash at end of period	$6,541	$8,982
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$15,918	$15,298
Supplemental disclosure of noncash activities:
Accretion of liability	$4,070	$7,266
Derivative valuation adjustment	$242	$279
Discount on issuance of unsecured senior notes	$2,254	$—
Mortgage loan assumptions	$—	$7,166
Issuance of OP units	$—	$4,782
Acquisition of noncontrolling interest in subsidiary	$(4,828)	$—
Contributions from noncontrolling interests in subsidiaries	$4,828	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2019, the Company owned self-storage properties located in 23 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of March 31, 2019, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2018, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

The Operating Partnership meets the criteria as a variable interest entity. The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership.

Recent Accounting Pronouncements

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The

purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard became effective on January 1, 2019. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification  determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification.  Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided to lessors in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components, provided certain conditions were met. Refer to note 13 for the impact of the adoption of ASU No. 2016-02 – Leases (Topic 842) on the Company’s consolidated financial statements.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2019	2018
	(in thousands)
Land	$809,403	$806,916
Buildings and improvements	3,364,592	3,343,173
Equipment	167,140	176,583
Construction in progress	148,597	136,783
Storage properties	4,489,732	4,463,455
Less: Accumulated depreciation	(884,941)	(862,487)
Storage properties, net	$3,604,791	$3,600,968

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2018 through March 31, 2019:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2019 Acquisitions:

Maryland Asset	Baltimore / DC	March 2019	1	$22,000
			1	$22,000

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
California Asset	Los Angeles	October 2018	1	53,250
Texas Asset	Texas Markets - Major	October 2018	1	23,150
California Asset	San Diego	November 2018	1	19,118
New York Asset	New York / Northern NJ	November 2018	1	37,000
Illinois Asset	Chicago	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix	November 2018	2	$17,502
			2	$17,502

4. INVESTMENT ACTIVITY

2019 Acquisitions

During the three months ended March 31, 2019, the Company acquired one store located in Maryland for $22.0 million. In connection with the acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated to $0.8 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2019 was approximately $0.1 million.

The following table summarizes the Company’s revenue and earnings associated with the 2019 acquisition, from the acquisition date, that are included in the consolidated statements of operations for the three months ended March 31, 2019:

Three Months Ended March 31, 2019
(in thousands)
Total revenue	$78
Net loss	(74)

As of March 31, 2019, the Company had made aggregate deposits of $2.7 million associated with three stores that were under contract to be acquired for an aggregate acquisition price of $67.5 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2018 Acquisitions

During the year ended December 31, 2018, the Company acquired ten stores located throughout the United States, including one store upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $227.5 million. In connection with these acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $11.3 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2019 and 2018 was approximately $2.7 million and $0.1 million, respectively. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). The holder may tender the OP units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption.

2018 Dispositions

On November 28, 2018, the Company sold two stores in Arizona for an aggregate sales price of approximately $17.5 million. In connection with these sales, the Company recorded gains that totaled approximately $10.6 million.

Development

As of March 31, 2019, the Company had invested in joint ventures to develop seven self-storage properties located in Massachusetts (2), New Jersey (1), New York (3) and Virginia (1). Construction for all projects is expected to be completed by the first quarter of 2021 (see note 12). As of March 31, 2019, development costs incurred to date for these projects totaled $136.4 million. Total construction costs for these projects are expected to be $188.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

During the third quarter of 2018, the Company, through a joint venture in which it owned a 51% interest, completed the construction and opened for operation, a self-storage property located in the Bronx, NY. Total construction costs for this project were $92.1 million. These costs are capitalized to land, building and improvements as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets. On February 15, 2019, the noncontrolling member in the venture put its 49% interest in the venture to the Company for $37.8 million, which is included in Development costs in the consolidated statements of cash flows.

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

191 IV CUBE LLC (“HVP IV”)

On October 16, 2017, the Company acquired a self-storage property located in Texas for $9.4 million, which it then contributed to a newly-formed real estate venture on November 1, 2017. In return for contributing the property to HVP IV, the Company received approximately $7.5 million in cash and a 20% ownership interest in the venture. Since then, HVP IV has acquired 12 additional stores located in Arizona (2), Connecticut (2), Florida (3), Georgia (2), Maryland (1), and Texas (2) for an aggregate purchase price of $129.4 million, of which $4.7 million was allocated to the value of the in-place lease intangible. The Company has contributed $14.1 million in connection with the HVP IV acquisitions. On May 16, 2018 and August 15, 2018, HVP IV received $43.7 million and $24.4 million advances, respectively, on its $107.0 million loan facility, which encumbers the first 11 stores that were acquired by the venture. The loan bears interest at LIBOR plus 1.70% and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of March 31, 2019, HVP IV was under contract, and had made aggregate deposits of $0.8 million, to acquire six stores located in Florida (1) and Texas (5) for an aggregate purchase price of $100.7 million.

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

During the first quarter of 2016, HVP III agreed to acquire a property portfolio comprised of 31 self-storage properties located in South Carolina (22), Georgia (5), and North Carolina (4) that were previously managed by the Company. HVP III paid $115.5 million for these 31 stores, of which $10.6 million was allocated to the value of the in-place lease intangible. HVP III acquired 30 of the stores on March 30, 2016 for $112.8 million and one of the stores on November 2, 2016 for $2.7 million. In conjunction with the acquisitions, HVP III refinanced its existing loan facility by entering into an increased amended and restated loan facility not to exceed $185.5 million. The acquisitions were funded primarily through advances totaling $63.5 million on the venture’s amended and restated loan facility. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP III related to this portfolio acquisition was $5.4 million, bringing its total investment in HVP III to $16.1 million as of September 30, 2017. The amended and restated loan facility bears interest at LIBOR plus 2.00% per annum. The maturity date of the restated loan facility was extended to June 30, 2019.

CUBE HHF Limited Partnership (“HHF”)

On December 10, 2013, the Company invested a 50% ownership interest in a newly-formed real estate venture that acquired 35 self-storage properties located in Texas (34) and North Carolina (1). HHF paid $315.7 million for these stores, of which $12.1 million was allocated to the value of the in-place lease intangible. The Company and the unaffiliated joint venture partner, each contributed cash equal to 50% of the capital required to fund the acquisition. On May 1, 2014, HHF obtained a $100.0 million loan secured by the 34 self-storage properties located in Texas that are owned by the venture. There is no recourse to the Company, subject to customary exceptions to non-recourse provisions. The loan bears interest at 3.59% per annum and matures on April 30, 2021. This financing completed the planned capital structure of HHF and proceeds (net of closing costs) of $99.2 million were distributed proportionately to the partners.

Based upon the facts and circumstances at formation of HVP IV, HHFNE, HVP III and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in losses of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures.

The following is a summary of the financial position of the Ventures as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Assets
Storage properties, net	$733,440	$741,209
Other assets	17,321	16,042
Total assets	$750,761	$757,251

Liabilities and equity
Other liabilities	$9,396	$7,911
Debt	413,955	413,848
Equity
CubeSmart	94,092	95,796
Joint venture partners	233,318	239,696
Total liabilities and equity	$750,761	$757,251

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018

Total revenues	$23,203	$20,910
Operating expenses	10,163	9,204
Other expense	142	194
Interest expense, net	4,216	2,898
Depreciation and amortization	9,506	9,449
Net income (loss)	$(824)	$(835)
Company’s share of net income (loss)	$261	$(184)

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2019	2018	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	—	4.46%	Jan-19	Feb-29
Principal balance outstanding	1,500,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(2,773)	(568)
Less: Loan procurement costs, net	(8,535)	(5,908)
Total unsecured senior notes, net	$1,488,692	$1,143,524

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2019, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013, and April 22, 2015 to provide for, amongst other things, a $200.0 million unsecured term loan with a maturity date of January 31, 2019 and a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of March 31, 2019, $403.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, amongst other things, a $100.0 million unsecured term loan with a seven-year maturity.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	March 31,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2019	2018	March 31, 2019 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan (2)	$—	$200,000	—%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.64%	Jan-20
Principal balance outstanding	100,000	300,000
Less: Loan procurement costs, net	(139)	(201)
Total unsecured term loans, net	$99,861	$299,799

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the term loan that matured in January 2019 were priced at 1.30% over LIBOR, while amounts drawn under the term loan that is scheduled to mature in January 2020 are priced at 1.15% over LIBOR. As of March 31, 2019, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.69%.

(2)

On January 31, 2019, the Company used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes”) to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility that matured in January 2019.

No further borrowings may be made under the Term Loan Facility or the unsecured term loan portion of the Credit Facility. The Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2019, the Company was in compliance with all of its financial covenants and anticipates being in compliance with all of its financial covenants through the terms of the Credit Facility and Term Loan Facility.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2019	2018	Interest Rate	Date
	(in thousands)
YSI 33	$9,126	$9,214	6.42%	Jul-19
YSI 26	7,967	8,022	4.56%	Nov-20
YSI 57	2,797	2,816	4.61%	Nov-20
YSI 55	21,916	22,041	4.85%	Jun-21
YSI 24	24,680	24,893	4.64%	Jun-21
YSI 65	2,351	2,363	3.85%	Jun-23
YSI 66	31,023	31,171	3.51%	Jun-23
YSI 68	5,585	5,626	3.78%	May-24
Principal balance outstanding	105,445	106,146
Plus: Unamortized fair value adjustment	2,372	2,551
Less: Loan procurement costs, net	(403)	(451)
Total mortgage loans and notes payable, net	$107,414	$108,246

As of March 31, 2019 and December 31, 2018, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $229.6 million and $231.0 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2019 (in thousands):

2019	$10,951
2020	12,791
2021	45,057
2022	923
2023	31,019
2024 and thereafter	4,704
Total mortgage payments	105,445
Plus: Unamortized fair value adjustment	2,372
Less: Loan procurement costs, net	(403)
Total mortgage loans and notes payable, net	$107,414

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2019 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps

Other comprehensive gain before reclassifications	$230
Amounts reclassified from accumulated other comprehensive loss	10	(1)
Net current-period other comprehensive income	240
Balance at December 31, 2018	(1,029)
Balance at March 31, 2019	$(789)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

10. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

The Company’s use of derivative instruments is limited to the utilization of interest rate swap agreements or other instruments to manage interest rate risk exposures and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

During 2018, the Company entered into interest rate swap agreements that qualified and were designated as cash flow hedges designed to reduce the impact of interest rate changes on a forecasted issuance of long-term debt. Therefore, the interest rate swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.

The Company formally assessed, both at inception of the hedge and on an on-going basis, whether each derivative was highly-effective in offsetting changes in cash flows of the hedged item. If management determined that the derivative was highly-effective as a hedge, then the Company accounted for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative did not impact the Company’s results of operations. If management determined that the derivative was not highly-effective as a hedge or if a derivative ceased to be a highly-effective hedge, the Company discontinued hedge accounting prospectively and reflected in its statement of operations realized and unrealized gains and losses with respect to the derivative.

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of March 31, 2019 and December 31, 2018, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type	March 31, 2019	December 31, 2018	Strike	Date	Maturity	March 31, 2019	December 31, 2018

Swap	Cash flow (1)	$—	$75,000	2.8015%	6/28/2019	6/28/2029	$—	$(516)
Swap	Cash flow (1)	—	50,000	2.8030%	6/28/2019	6/28/2029	—	(350)
Swap	Cash flow (1)	—	25,000	2.8020%	6/28/2019	6/28/2029	—	(173)
		$—	$150,000				$—	$(1,039)

(1)

These interest rate swaps were entered into on December 24, 2018 to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled these interest rate swaps for $0.8 million. The termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029.

The Company measured its derivative instruments at fair value and recorded them in the balance sheet as either an asset or liability. As of March 31, 2019 all derivative instruments had been settled. As of December 31, 2018, all derivative instruments were included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s 2029 Notes. The change in unrealized losses on interest rate swaps reflects a reclassification of ten thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2019. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of March 31, 2019. Financial assets and liabilities carried at fair value as of December 31, 2018 are classified in the table below in one of the three categories described above (in thousands):

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2019 and December 31, 2018. The aggregate carrying value and estimated fair value of the Company’s debt was $1.8 billion and $1.7 billion at March 31, 2019 and December 31, 2018, respectively. The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2019 and December 31, 2018. The Company

estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12. NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s  consolidated real estate ventures. The Company has determined that these ventures are variable interest entities, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of the real estate ventures in the table below (dollars in thousands):

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	March 31, 2019
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

Shirlington Rd II, LLC ("SH2") (1)	1	Arlington, VA	Q1 2021 (est.)	90%	$8,194	$4
CS SJM E 92nd Street, LLC ("92nd St") (2)	1	New York, NY	Q2 2020 (est.)	90%	15,956	14,785
CS SDP Newtonville, LLC ("Newton") (2)	1	Newton, MA	Q1 2020 (est.)	90%	7,327	799
CS 1158 McDonald Ave, LLC ("McDonald Ave") (3)	1	Brooklyn, NY	Q3 2019 (est.)	51%	32,905	8,770
CS SDP Waltham, LLC ("Waltham") (2)	1	Waltham, MA	Q2 2019 (est.)	90%	16,276	10,540
CS 160 East 22nd St, LLC ("22nd St") (3)	1	Bayonne, NJ	Q2 2019	51%	28,787	16,809
2225 46th St, LLC ("46th St") (3)	1	Queens, NY	Q2 2019	51%	45,328	16,119
444 55th Street Holdings, LLC ("55th St") (4)	1	New York, NY	Q3 2017	90%	77,882	32,712
186 Jamaica Avenue, LLC ("Jamaica Ave") (2)	1	Queens, NY	Q4 2015	90%	17,312	12,508
Shirlington Rd, LLC ("SH1") (1)	1	Arlington, VA	Q2 2015	90%	14,958	221
	10				$264,925	$113,267

(1)

On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

(2)

The Company has a related party loan commitment to these ventures to fund all or a portion of the construction costs. As of March 31, 2019, the Company has funded $1.5 million of a total $6.9 million loan commitment to 92nd St, $0.7 million of a total $12.1 million loan commitment to Newton, $9.0 million of a total $10.8 million loan commitment to Waltham and $12.4 million of a total $12.8 million loan commitment to Jamaica Ave, which are included in the total liability amounts within the table above. These loans and related interest were eliminated for consolidation purposes.

(3)

The noncontrolling members of McDonald Ave, 22nd St and 46th St have the option to put their ownership interest in the ventures to the Company for $10.0 million, $11.5 million and $15.2 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of McDonald Ave, 22nd St and 46th St, for $10.0 million, $11.5 million and $15.2 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company is accreting the respective liabilities during the development periods and, as of March 31, 2019, has accrued $7.8 million, $10.7 million and $15.2 million, related to McDonald Ave, 22nd St and 46th St, respectively.

(4)

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

Approximately 1.0% of the outstanding OP Units as of March 31, 2019 and December 31, 2018 were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On January 31, 2018, the Company acquired a store in Texas for $12.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $7.2 million, which was immediately repaid by the Company. In conjunction with the closing, the Company paid $0.2 million in cash and issued 168,011 OP Units, valued at approximately $4.8 million, to pay the remaining consideration.

As of March 31, 2019 and December 31, 2018, 1,885,570 and 1,945,570 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at March 31, 2019 and December 31, 2018. As of March 31, 2019, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $6.7 million. As of December 31, 2018, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and corresponding decrease to capital of $0.3 million.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the three months ended March 31, 2019, administrative and late fees totaled $5.4 million and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms ranging from one year to 45 years. Certain of the Company’s leases contain provisions that (1) provide for one or more options to renew, with renewal options that can extend the lease term from one year to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements have been classified as operating leases. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. As of March 31, 2019, the Company had right-of-use assets and lease liabilities related to its operating leases of $55.5 million and $60.7 million, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of March 31, 2019, the Company’s weighted-average remaining lease term and weighted-average discount rate related to its operating leases were 34.4 years and 4.70%, respectively.

For the three months ended March 31, 2019, the Company’s lease cost consists of the following components, each of which is included in Property operating expenses within the Company’s consolidated statements of operations:

Three Months Ended March 31, 2019
(in thousands)
Operating lease cost	$980
Short-term lease cost (1)	296
Total lease cost	$1,276

(1)

Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents the future operating lease liability maturities as of March 31, 2019 (in thousands):

2019	$2,199
2020	2,936
2021	3,008
2022	3,180
2023	3,258
2024 and thereafter	116,429
Total operating lease payments	131,010
Less: Imputed interest	(70,317)
Present value of operating lease liabilities	$60,693

During the three months ended March 31, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.7 million, which is included as an operating cash outflow within the consolidated statements of cash flows. As of and during the three months ended March 31, 2019, the Company did not enter into any lease agreements set to commence in the future and there were no newly leased assets for which a right-of-use asset was recorded in exchange for a new lease liability.

14. COMMITMENTS AND CONTINGENCIES

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

On January 11, 2019, a settlement agreement was entered into for a class action alleging violation of a state specific deceptive and unfair trade practices act. During the year ended December 31, 2018, the Company recorded a $1.8 million charge related to this legal action, which is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets and in General and administrative on the Company’s consolidated statements of operations. The settlement agreement was preliminarily approved on April 3, 2019.

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2019 and 2018 totaled $1.2 million and $1.0 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $12.8 million and $10.6 million as of March 31, 2019 and December 31, 2018, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $23.6 million and $33.2 million as of March 31, 2019 and December 31, 2018, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV, and HHFNE operating agreements provide for acquisition fees payable from HVP III, HVP IV, and HHFNE to the Company in an amount equal to 0.5% of the purchase price upon the closing of an acquisition by HVP III, HVP IV, and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three months ended March 31, 2018, the Company recognized $0.3 million in acquisition fees. There were no acquisition fees recognized during the three months ended March 31, 2019. Acquisition fees are included in Other income on the consolidated statements of operations.

16. PRO FORMA FINANCIAL INFORMATION

During the three months ended March 31, 2019 and the year ended December 31, 2018, the Company acquired one store for a purchase price of $22.0 million (see note 4) and ten stores for an aggregate purchase price of approximately $227.5 million, respectively.

The condensed consolidated pro forma financial information set forth below reflects adjustments to the Company’s historical financial data to give effect to each of the acquisitions and related financing activity (including the issuance of common shares) that occurred during 2019 and 2018 as if each had occurred as of January 1, 2018 and 2017, respectively. The unaudited pro forma information presented below does not purport to represent what the Company’s actual results of operations would have been for the periods indicated, nor does it purport to represent the Company’s future results of operations.

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the three months ended March 31, 2019 and 2018 based on the assumptions described above:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share data)

Pro forma revenues	$153,058	$146,368
Pro forma net income	$38,635	$36,303
Earnings per share attributable to common shareholders:
Basic - as reported	$0.19	$0.19
Diluted - as reported	$0.19	$0.19
Basic - as pro forma	$0.20	$0.20
Diluted - as pro forma	$0.20	$0.20

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report.  Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws.  For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”.  Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion.  For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2018.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2019 and December 31, 2018, we owned 494 and 493 self-storage properties, respectively, totaling approximately 34.7 million rentable square feet.  As of March 31, 2019, we owned stores in the District of Columbia and the following 23 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, Tennessee, Texas, Utah and Virginia. In addition, as of March 31, 2019, we managed 619 stores for third parties (including 151 stores containing an aggregate of approximately 9.1 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,113. As of March 31, 2019, we managed stores for third parties in the District of Columbia and the following 35 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our results of operations may be sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures.  Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates, fuel and energy costs, inflation and other matters could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

We continue our focus on maximizing internal growth opportunities and selectively pursuing targeted acquisitions and developments of self-storage properties.

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store.  No single customer represents a significant concentration of our revenues.  Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of total revenues for the three months ended March 31, 2019.

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

When stores are acquired, the purchase price and acquisition related costs are allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.  When a portfolio of stores is acquired, the purchase price is allocated to the individual stores based upon an income approach or a cash flow analysis using appropriate risk adjusted capitalization rates, which take into account the relative size, age and location of the individual store along with current and projected occupancy and rental rate levels or appraised values, if available.  Allocations to the individual assets and liabilities are based upon their respective fair values as estimated by management.

In allocating the purchase price and acquisition related costs for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities.  The Company allocates a portion of the purchase price to an intangible asset attributable to the value of in-place leases.  This intangible asset is generally amortized to expense over the expected remaining term of the respective leases.  Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts.   Accordingly, to date no portion of the purchase price for an acquired property has been allocated to above- or below-market lease intangibles.  To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment.  The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable.  If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value.  The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset.  There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2019 and 2018.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture.  Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2019 and 2018.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.  Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations.  We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation.  We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions.  As of March 31, 2019, we owned 468 same-store properties and 26 non-same-store properties.  For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported.  As of March 31, 2019 and 2018, we owned 494 and 485 self-storage properties and related assets, respectively.  The following table summarizes the change in number of owned stores from January 1, 2018 through March 31, 2019:

	2019	2018

Balance - January 1	493	484
Stores acquired	1	1
Balance - March 31	494	485
Stores acquired		1
Balance - June 30		486
Stores acquired		3
Stores developed		1
Balance - September 30		490
Stores acquired		5
Stores sold		(2)
Balance - December 31		493

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2019	2018	(Decrease)	Change	2019	2018	2019	2018	2019	2018	(Decrease)	Change
REVENUES:
Rental income	$124,247	$121,177	$3,070	2.5%	$7,345	$2,984	$—	$—	$131,592	$124,161	$7,431	6.0%
Other property related income	12,985	12,576	409	3.3%	779	408	1,911	1,263	15,675	14,247	1,428	10.0%
Property management fee income	—	—	—	0.0%	—	—	5,578	4,469	5,578	4,469	1,109	24.8%
Total revenues	137,232	133,753	3,479	2.6%	8,124	3,392	7,489	5,732	152,845	142,877	9,968	7.0%

OPERATING EXPENSES:
Property operating expenses	40,995	40,099	896	2.2%	3,413	1,736	7,017	6,919	51,425	48,754	2,671	5.5%
NET OPERATING INCOME (LOSS):	96,237	93,654	2,583	2.8%	4,711	1,656	472	(1,187)	101,420	94,123	7,297	7.8%

Store count	468	468			26	17			494	485
Total square footage	32,449	32,449			2,234	1,390			34,683	33,839
Period End Occupancy (1)	92.1%	92.1%			62.3%	47.8%			90.2%	90.3%
Period Average Occupancy (2)	91.5%	91.5%
Realized annual rent per occupied sq. ft. (3)	$16.74	$16.32

Depreciation and amortization									38,442	34,966	3,476	9.9%
General and administrative									9,147	8,744	403	4.6%
Subtotal									47,589	43,710	3,879	8.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(17,517)	(15,155)	(2,362)	(15.6)%
Loan procurement amortization expense									(624)	(579)	(45)	(7.8)%
Equity in earnings (losses) of real estate ventures									261	(184)	445	241.8%
Other									(165)	304	(469)	(154.3)%
Total other expense									(18,045)	(15,614)	(2,431)	(15.6)%
NET INCOME									35,786	34,799	987	2.8%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(358)	(383)	25	6.5%
Noncontrolling interests in subsidiaries									70	7	63	900.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$35,498	$34,423	$1,075	3.1%

(1)	Represents occupancy at March 31st of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $124.2 million during the three months ended March 31, 2018 to $131.6 million during the three months ended March 31, 2019, an increase of $7.4 million, or 6.0%.  The increase in same-store rental income was due primarily to higher rental rates.  Realized annual rent per square foot on our same-store portfolio increased 2.6% as a result of higher asking rates for new and existing customers for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.  The remaining increase is primarily attributable to $4.4 million of additional rental income from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio.

Other property related income increased from $14.2 million during the three months ended March 31, 2018 to $15.7 million during the three months ended March 31, 2019, an increase of $1.4 million, or 10.0%. The $0.4 million increase in same-store other property related income is mainly attributable to increased customer insurance participation. The remainder of the increase is attributable to $0.4 million of additional other property related income derived from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio and $0.6 million resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $4.5 million during the three months ended March 31, 2018 to $5.6 million during the three months ended March 31, 2019, an increase of $1.1 million, or 24.8%.  This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (619 stores as of March 31, 2019 compared to 496 stores as of March 31, 2018) and higher revenue at these managed stores.

Operating Expenses

Property operating expenses increased from $48.8 million during the three months ended March 31, 2018 to $51.4 million during the three months ended March 31, 2019, an increase of $2.7 million, or 5.5%. This increase was primarily attributable to a $1.7 million increase in costs associated with newly acquired or developed stores and a $0.9 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes and payroll expenses resulting from additional employee headcount to support our growth.

Depreciation and amortization increased from $35.0 million during the three months ended March 31, 2018 to $38.4 million during the three months ended March 31, 2019, an increase of $3.5 million, or 9.9%. This increase is primarily attributable to depreciation and amortization expense related to the 2018 and 2019 property acquisitions.

Other (Expense) Income

Interest expense increased from $15.2 million during the three months ended March 31, 2018 to $17.5 million during the three months ended March 31, 2019, an increase of $2.4 million, or 15.6%.  The increase is attributable to a higher amount of outstanding debt during the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, and higher interest rates during the 2019 period. The average outstanding debt balance increased $130.3 million to $1.8 billion during the three months ended March 31, 2019 as compared to $1.7 billion during the three months ended March 31, 2018 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt increased from 3.87% for the three months ended March 31, 2018 to 4.10% for the three months ended March 31, 2019.

Cash Flows

Comparison of the three months ended March 31, 2019 to the three months ended March 31, 2018

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2019 and 2018 is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2019	2018	Change
	(in thousands)

Operating activities	$75,458	$66,132	$9,326
Investing activities	$(79,033)	$(57,154)	$(21,879)
Financing activities	$3,634	$(9,154)	$12,788

Cash provided by operating activities for the three months ended March 31, 2019 and 2018 was $75.5 million and $66.1 million, respectively, reflecting an increase of $9.3 million.  Our increased cash flow from operating activities was primarily attributable to our 2018 and 2019 acquisitions and increased net operating income levels on the same-store portfolio in the 2019 period as compared to the 2018 period.

Cash used in investing activities increased from $57.2 million for the three months ended March 31, 2018 to $79.0 million for the three months ended March 31, 2019, reflecting an increase of $21.9 million. The change was primarily driven by an increase in cash used for acquisitions of storage properties. Cash used during the three months ended March 31, 2019 related to the acquisition of one store for an aggregate purchase price of $22.0 million, while cash used during the three months ended March 31, 2018 related to the acquisition of one store for an aggregate purchase price of $12.2 million, inclusive of $7.2 million of assumed debt and $4.8 million of OP units issued.

Cash provided by financing activities was $3.6 million during the three months ended March 31, 2019 compared to $9.2 million of cash used in financing activities during the three months ended March 31, 2018, reflecting a change of $12.8 million. This change was primarily the result of a $24.6 million increase in proceeds received from the issuance of common shares, offset by a $5.3 million increase in cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership during the three months ended March 31, 2019 compared to the three months ended March 31, 2018, resulting from the increase in the common dividend per share and number of shares outstanding.

The change is also impacted by the $5.2 million net cash outlay for the acquisition of a noncontrolling member’s interest in a consolidated joint venture during the three months ended March 31, 2019.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores.  These funding requirements will vary from year to year, in some cases significantly.  For the remainder of the 2019 fiscal year, we expect recurring capital expenditures to be approximately $8.0 million to $13.0 million, planned capital improvements and store upgrades to be approximately $4.0 million to $9.0 million and costs associated with the development of new stores to be approximately $26.0 million to $41.0 million.  Our currently scheduled principal payments on debt, including borrowings outstanding on the Credit Facility and Term Loan Facility, are approximately $11.0 million for the remainder of 2019.

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

As of March 31, 2019, we had approximately $3.5 million in available cash and cash equivalents.  In addition, we had approximately $403.2 million of availability for borrowings under our Credit Facility.

Unsecured Senior Notes

On January 30, 2019, we issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2029 which bear interest at a rate of 4.375% per annum (the “2029 Notes”). The 2029 Notes were priced at 99.356% of the principal amount to yield 4.455% to maturity. Net proceeds from the offering were used to repay all of the outstanding indebtedness under our $200.0 million unsecured term loan portion of our credit facility that was scheduled to mature in January 2019. The remaining proceeds from the offering were used to repay a portion of the outstanding indebtedness under the revolving portion of our credit facility.

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2019	2018	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	—	4.46%	Jan-19	Feb-29
Principal balance outstanding	1,500,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(2,773)	(568)
Less: Loan procurement costs, net	(8,535)	(5,908)
Total unsecured senior notes, net	$1,488,692	$1,143,524

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1 after giving effect to the incurrence of the debt.  The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt.  The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2019, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013 and April 22, 2015 to provide for, amongst other things, a $200.0 million unsecured term loan with a maturity date of January 31, 2019 and a $500.0 million unsecured revolving facility (the “Revolver”) with a maturity date of April 22, 2020. Pricing on the Revolver is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.25% over LIBOR, inclusive of a facility fee of 0.15%. As of March 31, 2019, $403.2 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, amongst other things, a $100.0 million unsecured term loan with a seven-year maturity.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	March 31,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2019	2018	March 31, 2019 (1)	Date
	(in thousands)
Credit Facility
Unsecured term loan (2)	$—	$200,000	—%	Jan-19
Term Loan Facility
Unsecured term loan	100,000	100,000	3.64%	Jan-20
Principal balance outstanding	100,000	300,000
Less: Loan procurement costs, net	(139)	(201)
Total unsecured term loans, net	$99,861	$299,799

(1)

Pricing on the Term Loan Facility and the unsecured term loan under the Credit Facility is dependent on our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the term loan that matured in January 2019 were priced at 1.30% over LIBOR, while amounts drawn under the term loan scheduled to mature in January 2020 are priced at 1.15% over LIBOR. As of March 31, 2019, borrowings under the Credit Facility, inclusive of the Revolver, and Term Loan Facility, as amended, had an effective weighted average interest rate of 3.69%.

(2)

On January 31, 2019, the Company used a portion of the net proceeds from the issuance of the 2029 Notes to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility that matured in January 2019.

No further borrowings may be made under the Term Loan Facility or the unsecured term loan portion of the Credit Facility. Our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include:

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

As of March 31, 2019, we were in compliance with all of our financial covenants, and we anticipate being in compliance with all of our financial covenants through the terms of the Credit Facility and Term Loan Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the three months ended March 31, 2019, we sold a total of 0.8 million common shares under the Equity Distribution Agreements at an average sales price of $32.20 per share, resulting in gross proceeds of $24.9 million under the program. We incurred $0.3 million of offering costs in conjunction with the 2019 sales. We used proceeds from the sales conducted during the three months ended March 31, 2019 to fund acquisitions of self-storage properties and for general corporate purposes. As of March 31, 2019, 9.7 million common shares remained available for issuance under the Equity Distribution Agreements.

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

FFO

Funds from operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance.  The April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts (the “White Paper”), as amended and restated, defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders for the three months ended March 31, 2019 and 2018 (in thousands).

	Three Months Ended March 31,
	2019	2018

Net income attributable to the Company’s common shareholders	$35,498	$34,423

Add:
Real estate depreciation and amortization:
Real property	37,726	34,259
Company’s share of unconsolidated real estate ventures	1,944	2,418
Noncontrolling interests in the Operating Partnership	358	383
FFO attributable to common shareholders and OP unitholders (1)	$75,526	$71,483

Weighted-average diluted shares outstanding	187,984	183,222
Weighted-average diluted units outstanding	1,927	1,990
Weighted-average diluted shares and units outstanding	189,911	185,212

(1)

There were no adjustments from FFO attributable to common shareholders and OP unitholders to FFO, as adjusted, attributable to common shareholders and OP Unit holders for the three months ended March 31, 2019 and 2018.

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

As of March 31, 2019, our consolidated debt consisted of $1.6 billion of outstanding mortgages and unsecured senior notes that are subject to fixed rates.  Additionally, as of March 31, 2019, there were $96.1 million and $100.0 million of outstanding credit facility and unsecured term loan borrowings, respectively, subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would decrease by approximately $84.5 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt, unsecured senior notes and unsecured term loans would increase by approximately $97.9 million.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

To our knowledge and except as otherwise disclosed in this quarterly report, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	9,915	$28.99	N/A	3,000,000
February 1 - February 28	2,016	$31.13	N/A	3,000,000
March 1 - March 31	86	$31.77	N/A	3,000,000
Total	12,017	$29.37	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: April 26, 2019	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2019	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: April 26, 2019	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2019	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)