Form 10-Q
period 2019-09-30
CubeSmart; CubeSmart, L.P.
filed 2019-10-25
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at October 23, 2019
Common shares, $0.01 par value per share, of CubeSmart	193,555,022

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2019, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2019	2018
	(unaudited)

ASSETS
Storage properties	$4,674,717	$4,463,455
Less: Accumulated depreciation	(936,862)	(862,487)
Storage properties, net (including VIE assets of $87,428 and $330,986, respectively)	3,737,855	3,600,968
Cash and cash equivalents	7,293	3,764
Restricted cash	5,555	2,718
Loan procurement costs, net of amortization	4,284	963
Investment in real estate ventures, at equity	88,812	95,796
Assets held for sale	2,403	—
Other assets, net	104,128	48,763
Total assets	$3,950,330	$3,752,972

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,489,483	$1,143,524
Revolving credit facility	237,980	195,525
Unsecured term loans, net	—	299,799
Mortgage loans and notes payable, net	96,810	108,246
Accounts payable, accrued expenses and other liabilities	150,532	149,914
Distributions payable	62,645	60,627
Deferred revenue	25,611	22,595
Security deposits	470	474
Liabilities held for sale	53	—
Total liabilities	2,063,584	1,980,704

Noncontrolling interests in the Operating Partnership	65,108	55,819

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 193,554,347 and 187,145,103 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	1,936	1,871
Additional paid-in capital	2,673,440	2,500,751
Accumulated other comprehensive loss	(749)	(1,029)
Accumulated deficit	(860,985)	(791,915)
Total CubeSmart shareholders’ equity	1,813,642	1,709,678
Noncontrolling interests in subsidiaries	7,996	6,771
Total equity	1,821,638	1,716,449
Total liabilities and equity	$3,950,330	$3,752,972

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES
Rental income	$142,207	$132,476	$409,826	$384,480
Other property related income	18,054	15,494	50,651	44,788
Property management fee income	6,286	5,400	17,932	14,794
Total revenues	166,547	153,370	478,409	444,062
OPERATING EXPENSES
Property operating expenses	53,465	48,755	155,010	147,037
Depreciation and amortization	43,379	35,239	122,484	105,251
General and administrative	10,011	9,780	28,958	26,865
Total operating expenses	106,855	93,774	306,452	279,153
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,207)	(15,191)	(53,858)	(45,797)
Loan procurement amortization expense	(687)	(578)	(2,082)	(1,735)
Equity in earnings (losses) of real estate ventures	152	(292)	10,940	(785)
Other	1,647	(233)	1,304	260
Total other expense	(17,095)	(16,294)	(43,696)	(48,057)
NET INCOME	42,597	43,302	128,261	116,852
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(426)	(476)	(1,283)	(1,285)
Noncontrolling interest in subsidiaries	(17)	74	94	166
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$42,154	$42,900	$127,072	$115,733

Basic earnings per share attributable to common shareholders	$0.22	$0.23	$0.67	$0.63
Diluted earnings per share attributable to common shareholders	$0.22	$0.23	$0.67	$0.63

Weighted average basic shares outstanding	192,927	186,074	189,970	184,036
Weighted average diluted shares outstanding	193,817	186,916	190,774	184,829

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET INCOME	$42,597	$43,302	$128,261	$116,852
Other comprehensive income (loss):
Unrealized gains on interest rate swaps	—	—	232	60
Reclassification of realized losses (gains) on interest rate swaps	20	—	50	(60)
OTHER COMPREHENSIVE INCOME	20	—	282	—
COMPREHENSIVE INCOME	42,617	43,302	128,543	116,852
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(426)	(476)	(1,285)	(1,289)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(17)	74	94	166
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$42,174	$42,900	$127,352	$115,729

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries							4,828	4,828
Distributions paid to noncontrolling interests in subsidiaries							(66)	(66)
Acquisition of noncontrolling interest in subsidiary			(9,728)			(9,728)	(272)	(10,000)
Issuance of common shares	773	8	24,572			24,580		24,580
Issuance of restricted shares	19
Conversion from units to shares	60	1	1,841			1,842		1,842	(1,842)
Exercise of stock options	140	1	1,048			1,049		1,049
Amortization of restricted shares			798			798		798
Share compensation expense			468			468		468
Adjustment for noncontrolling interests in the Operating Partnership					(6,681)	(6,681)		(6,681)	6,681
Net income (loss)					35,498	35,498	(70)	35,428	358
Other comprehensive income, net				240		240		240	2
Common share distributions ($0.32 per share)					(60,375)	(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,881	$2,519,750	$(789)	$(823,473)	$1,697,369	$11,191	$1,708,560	$60,414
Distributions paid to noncontrolling interests in subsidiaries							(8)	(8)
Acquisition of noncontrolling interest in subsidiary			(22,573)			(22,573)	(5,045)	(27,618)
Issuance of common shares	3,353	34	110,487			110,521		110,521
Issuance of restricted shares	31
Conversion from units to shares	20		644			644		644	(644)
Exercise of stock options	85	1	961			962		962
Amortization of restricted shares			1,231			1,231		1,231
Share compensation expense			439			439		439
Adjustment for noncontrolling interests in the Operating Partnership					(2,713)	(2,713)		(2,713)	2,713
Net income (loss)					49,420	49,420	(41)	49,379	499
Other comprehensive income, net				20		20		20
Common share distributions ($0.32 per share)					(61,431)	(61,431)		(61,431)	(597)
Balance at June 30, 2019	191,626	$1,916	$2,610,939	$(769)	$(838,197)	$1,773,889	$6,097	$1,779,986	$62,385
Contributions from noncontrolling interests in subsidiaries							2,548	2,548
Distributions paid to noncontrolling interests in subsidiaries							(68)	(68)
Acquisition of noncontrolling interest in subsidiary			(2,020)			(2,020)	(598)	(2,618)
Issuance of common shares	1,773	18	61,214			61,232		61,232
Issuance of restricted shares	1
Exercise of stock options	154	2	1,653			1,655		1,655
Amortization of restricted shares			1,214			1,214		1,214
Share compensation expense			440			440		440
Adjustment for noncontrolling interests in the Operating Partnership					(2,894)	(2,894)		(2,894)	2,894
Net income					42,154	42,154	17	42,171	426
Other comprehensive income, net				20		20		20
Common share distributions ($0.32 per share)					(62,048)	(62,048)		(62,048)	(597)
Balance at September 30, 2019	193,554	$1,936	$2,673,440	$(749)	$(860,985)	$1,813,642	$7,996	$1,821,638	$65,108

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries							738	738
Issuance of common shares			(44)			(44)		(44)
Issuance of restricted shares	64	1				1		1
Issuance of OP units									4,782
Exercise of stock options			2			2		2
Amortization of restricted shares			(242)			(242)		(242)
Share compensation expense			423			423		423
Adjustment for noncontrolling interest in the Operating Partnership					1,169	1,169		1,169	(1,169)
Net income (loss)					34,423	34,423	(7)	34,416	383
Other comprehensive income, net				276		276		276	3
Common share distributions ($0.30 per share)					(54,780)	(54,780)		(54,780)	(614)
Balance at March 31, 2018	182,280	$1,823	$2,356,759	$279	$(748,499)	$1,610,362	$6,967	$1,617,329	$57,705
Contributions from noncontrolling interests in subsidiaries							105	105
Distributions paid to noncontrolling interests in subsidiaries							(80)	(80)
Issuance of common shares	3,134	32	95,434			95,466		95,466
Issuance of restricted shares	20
Conversion from units to shares	44		1,342			1,342		1,342	(1,342)
Exercise of stock options	399	4	3,777			3,781		3,781
Amortization of restricted shares			865			865		865
Share compensation expense			344			344		344
Adjustment for noncontrolling interest in the Operating Partnership					(8,323)	(8,323)		(8,323)	8,323
Net income (loss)					38,410	38,410	(85)	38,325	426
Other comprehensive income, net				(279)	405	126		126	1
Common share distributions ($0.30 per share)					(55,842)	(55,842)		(55,842)	(601)
Balance at June 30, 2018	185,877	$1,859	$2,458,521	$—	$(773,849)	$1,686,531	$6,907	$1,693,438	$64,512
Contributions from noncontrolling interests in subsidiaries							74	74
Distributions paid to noncontrolling interests in subsidiaries							(54)	(54)
Issuance of common shares	420	4	12,909			12,913		12,913
Issuance of restricted shares	1
Issuance of OP units									1,460
Exercise of stock options	6		52			52		52
Amortization of restricted shares			970			970		970
Share compensation expense			387			387		387
Adjustment for noncontrolling interest in the Operating Partnership					7,388	7,388		7,388	(7,388)
Net income (loss)					42,900	42,900	(74)	42,826	476
Common share distributions ($0.30 per share)					(55,972)	(55,972)		(55,972)	(614)
Balance at September 30, 2018	186,304	$1,863	$2,472,839	$—	$(779,533)	$1,695,169	$6,853	$1,702,022	$58,446

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$128,261	$116,852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124,566	106,986
Equity in (earnings) losses of real estate ventures	(10,940)	785
Equity compensation expense	4,990	4,196
Accretion of fair market value adjustment of debt	(541)	(553)
Changes in other operating accounts:
Other assets	(8,094)	(5,765)
Accounts payable and accrued expenses	19,336	10,821
Other liabilities	2,274	1,240
Net cash provided by operating activities	$259,852	$234,562
Investing Activities
Acquisitions of storage properties	(63,499)	(83,399)
Additions and improvements to storage properties	(28,520)	(19,174)
Development costs	(94,251)	(69,715)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	(117,959)	—
Investment in real estate ventures	(6,558)	(19,154)
Cash distributed from real estate ventures	5,513	6,419
Net cash used in investing activities	$(305,274)	$(185,023)
Financing Activities
Proceeds from:
Unsecured senior notes	347,746	—
Revolving credit facility	856,011	452,460
Principal payments on:
Revolving credit facility	(917,494)	(439,910)
Unsecured term loans	(200,000)	—
Mortgage loans and notes payable	(11,027)	(9,137)
Loan procurement costs	(3,104)	—
Settlement of hedge transactions	(807)	—
Acquisition of noncontrolling interest in subsidiary, net	(35,408)	—
Proceeds from issuance of common shares, net	196,333	108,336
Cash paid upon vesting of restricted shares	(400)	(1,449)
Exercise of stock options	3,666	3,835
Contributions from noncontrolling interests in subsidiaries	48	917
Distributions paid to noncontrolling interests in subsidiaries	(142)	(134)
Distributions paid to common shareholders	(181,811)	(165,357)
Distributions paid to noncontrolling interests in Operating Partnership	(1,823)	(1,779)
Net cash provided by (used in) financing activities	$51,788	$(52,218)
Change in cash, cash equivalents and restricted cash	6,366	(2,679)
Cash, cash equivalents and restricted cash at beginning of period	6,482	9,158
Cash, cash equivalents and restricted cash at end of period	$12,848	$6,479
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$53,176	$48,794
Supplemental disclosure of noncash activities:
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$8,288	$—
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$(8,288)	$—
Discount on issuance of unsecured senior notes	$2,254	$—
Noncash drawdown on revolving credit facility	$103,938	$—
Mortgage loan assumptions	$—	$7,166
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$(100,000)	$—
Accretion of put liability	$4,671	$20,877
Derivative valuation adjustment	$282	$406
Loan procurement costs	$(3,770)	$—
Issuance of OP units	$—	$6,242
Acquisition of noncontrolling interest in subsidiary	$(4,828)	$—
Contributions from noncontrolling interests in subsidiaries	$7,328	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2019	2018
	(unaudited)

ASSETS
Storage properties	$4,674,717	$4,463,455
Less: Accumulated depreciation	(936,862)	(862,487)
Storage properties, net (including VIE assets of $87,428 and $330,986, respectively)	3,737,855	3,600,968
Cash and cash equivalents	7,293	3,764
Restricted cash	5,555	2,718
Loan procurement costs, net of amortization	4,284	963
Investment in real estate ventures, at equity	88,812	95,796
Assets held for sale	2,403	—
Other assets, net	104,128	48,763
Total assets	$3,950,330	$3,752,972

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,489,483	$1,143,524
Revolving credit facility	237,980	195,525
Unsecured term loans, net	—	299,799
Mortgage loans and notes payable, net	96,810	108,246
Accounts payable, accrued expenses and other liabilities	150,532	149,914
Distributions payable	62,645	60,627
Deferred revenue	25,611	22,595
Security deposits	470	474
Liabilities held for sale	53	—
Total liabilities	2,063,584	1,980,704

Limited Partnership interests of third parties	65,108	55,819

Commitments and contingencies

Capital
Operating Partner	1,814,391	1,710,707
Accumulated other comprehensive loss	(749)	(1,029)
Total CubeSmart, L.P. capital	1,813,642	1,709,678
Noncontrolling interests in subsidiaries	7,996	6,771
Total capital	1,821,638	1,716,449
Total liabilities and capital	$3,950,330	$3,752,972

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

REVENUES
Rental income	$142,207	$132,476	$409,826	$384,480
Other property related income	18,054	15,494	50,651	44,788
Property management fee income	6,286	5,400	17,932	14,794
Total revenues	166,547	153,370	478,409	444,062
OPERATING EXPENSES
Property operating expenses	53,465	48,755	155,010	147,037
Depreciation and amortization	43,379	35,239	122,484	105,251
General and administrative	10,011	9,780	28,958	26,865
Total operating expenses	106,855	93,774	306,452	279,153
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,207)	(15,191)	(53,858)	(45,797)
Loan procurement amortization expense	(687)	(578)	(2,082)	(1,735)
Equity in earnings (losses) of real estate ventures	152	(292)	10,940	(785)
Other	1,647	(233)	1,304	260
Total other expense	(17,095)	(16,294)	(43,696)	(48,057)
NET INCOME	42,597	43,302	128,261	116,852
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(17)	74	94	166
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	42,580	43,376	128,355	117,018
Operating Partnership interests of third parties	(426)	(476)	(1,283)	(1,285)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$42,154	$42,900	$127,072	$115,733

Basic earnings per unit attributable to common unitholders	$0.22	$0.23	$0.67	$0.63
Diluted earnings per unit attributable to common unitholders	$0.22	$0.23	$0.67	$0.63

Weighted average basic units outstanding	192,927	186,074	189,970	184,036
Weighted average diluted units outstanding	193,817	186,916	190,774	184,829

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

NET INCOME	$42,597	$43,302	$128,261	$116,852
Other comprehensive income (loss):
Unrealized gains on interest rate swaps	—	—	232	60
Reclassification of realized losses (gains) on interest rate swaps	20	—	50	(60)
OTHER COMPREHENSIVE INCOME	20	—	282	—
COMPREHENSIVE INCOME	42,617	43,302	128,543	116,852
Comprehensive income attributable to Operating Partnership interests of third parties	(426)	(476)	(1,285)	(1,289)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(17)	74	94	166
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$42,174	$42,900	$127,352	$115,729

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries					4,828	4,828
Distributions to noncontrolling interests in subsidiaries					(66)	(66)
Acquisition of noncontrolling interest in subsidiary		(9,728)		(9,728)	(272)	(10,000)
Issuance of common OP units	773	24,580		24,580		24,580
Issuance of restricted OP units	19
Conversion from OP units to shares	60	1,842		1,842		1,842	(1,842)
Exercise of OP unit options	140	1,049		1,049		1,049
Amortization of restricted OP units		798		798		798
OP unit compensation expense		468		468		468
Adjustment for Limited Partnership interests of third parties		(6,681)		(6,681)		(6,681)	6,681
Net income (loss)		35,498		35,498	(70)	35,428	358
Other comprehensive income, net			240	240		240	2
Common OP unit distributions ($0.32 per unit)		(60,375)		(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,698,158	$(789)	$1,697,369	$11,191	$1,708,560	$60,414
Distributions to noncontrolling interests in subsidiaries					(8)	(8)
Acquisition of noncontrolling interest in subsidiary		(22,573)		(22,573)	(5,045)	(27,618)
Issuance of common OP units	3,353	110,521		110,521		110,521
Issuance of restricted OP units	31
Conversion from OP units to shares	20	644		644		644	(644)
Exercise of OP unit options	85	962		962		962
Amortization of restricted OP units		1,231		1,231		1,231
OP unit compensation expense		439		439		439
Adjustment for Limited Partnership interests of third parties		(2,713)		(2,713)		(2,713)	2,713
Net income (loss)		49,420		49,420	(41)	49,379	499
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.32 per unit)		(61,431)		(61,431)		(61,431)	(597)
Balance at June 30, 2019	191,626	$1,774,658	$(769)	$1,773,889	$6,097	$1,779,986	$62,385
Contributions from noncontrolling interests in subsidiaries					2,548	2,548
Distributions to noncontrolling interests in subsidiaries					(68)	(68)
Acquisition of noncontrolling interest in subsidiary		(2,020)		(2,020)	(598)	(2,618)
Issuance of common OP units	1,773	61,232		61,232		61,232
Issuance of restricted OP units	1
Exercise of OP unit options	154	1,655		1,655		1,655
Amortization of restricted OP units		1,214		1,214		1,214
OP unit compensation expense		440		440		440
Adjustment for Limited Partnership interests of third parties		(2,894)		(2,894)		(2,894)	2,894
Net income		42,154		42,154	17	42,171	426
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.32 per unit)		(62,048)		(62,048)		(62,048)	(597)
Balance at September 30, 2019	193,554	$1,814,391	$(749)	$1,813,642	$7,996	$1,821,638	$65,108

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interests in subsidiaries					738	738
Issuance of common OP units		(44)		(44)		(44)
Issuance of restricted OP units	64	1		1		1
Issuance of OP units							4,782
Exercise of OP unit options		2		2		2
Amortization of restricted OP units		(242)		(242)		(242)
OP unit compensation expense		423		423		423
Adjustment for Operating Partnership interests of third parties		1,169		1,169		1,169	(1,169)
Net income (loss)		34,423		34,423	(7)	34,416	383
Other comprehensive income, net			276	276		276	3
Common OP unit distributions ($0.30 per unit)		(54,780)		(54,780)		(54,780)	(614)
Balance at March 31, 2018	182,280	$1,610,083	$279	$1,610,362	$6,967	$1,617,329	$57,705
Contributions from noncontrolling interests in subsidiaries					105	105
Distributions to noncontrolling interests in subsidiaries					(80)	(80)
Issuance of common OP units	3,134	95,466		95,466		95,466
Issuance of restricted OP units	20
Conversion from units to shares	44	1,342		1,342		1,342	(1,342)
Exercise of OP unit options	399	3,781		3,781		3,781
Amortization of restricted OP units		865		865		865
OP unit compensation expense		344		344		344
Adjustment for Operating Partnership interests of third parties		(8,323)		(8,323)		(8,323)	8,323
Net income (loss)		38,410		38,410	(85)	38,325	426
Other comprehensive income, net		405	(279)	126		126	1
Common OP unit distributions ($0.30 per unit)		(55,842)		(55,842)		(55,842)	(601)
Balance at June 30, 2018	185,877	$1,686,531	$—	$1,686,531	$6,907	$1,693,438	$64,512
Contributions from noncontrolling interests in subsidiaries					74	74
Distributions to noncontrolling interests in subsidiaries					(54)	(54)
Issuance of common OP units	420	12,913		12,913		12,913
Issuance of restricted OP units	1
Issuance of OP units							1,460
Exercise of OP unit options	6	52		52		52
Amortization of restricted OP units		970		970		970
OP unit compensation expense		387		387		387
Adjustment for Operating Partnership interests of third parties		7,388		7,388		7,388	(7,388)
Net income (loss)		42,900		42,900	(74)	42,826	476
Common OP unit distributions ($0.30 per unit)		(55,972)		(55,972)		(55,972)	(614)
Balance at September 30, 2018	186,304	$1,695,169	$—	$1,695,169	$6,853	$1,702,022	$58,446

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net income	$128,261	$116,852
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	124,566	106,986
Equity in (earnings) losses of real estate ventures	(10,940)	785
Equity compensation expense	4,990	4,196
Accretion of fair market value adjustment of debt	(541)	(553)
Changes in other operating accounts:
Other assets	(8,094)	(5,765)
Accounts payable and accrued expenses	19,336	10,821
Other liabilities	2,274	1,240
Net cash provided by operating activities	$259,852	$234,562
Investing Activities
Acquisitions of storage properties	(63,499)	(83,399)
Additions and improvements to storage properties	(28,520)	(19,174)
Development costs	(94,251)	(69,715)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	(117,959)	—
Investment in real estate ventures	(6,558)	(19,154)
Cash distributed from real estate ventures	5,513	6,419
Net cash used in investing activities	$(305,274)	$(185,023)
Financing Activities
Proceeds from:
Unsecured senior notes	347,746	—
Revolving credit facility	856,011	452,460
Principal payments on:
Revolving credit facility	(917,494)	(439,910)
Unsecured term loans	(200,000)	—
Mortgage loans and notes payable	(11,027)	(9,137)
Loan procurement costs	(3,104)	—
Settlement of hedge transactions	(807)	—
Acquisition of noncontrolling interest in subsidiary, net	(35,408)	—
Proceeds from issuance of common OP units	196,333	108,336
Cash paid upon vesting of restricted OP units	(400)	(1,449)
Exercise of OP unit options	3,666	3,835
Contributions from noncontrolling interests in subsidiaries	48	917
Distributions paid to noncontrolling interests in subsidiaries	(142)	(134)
Distributions paid to common OP unitholders	(183,634)	(167,136)
Net cash provided by (used in) financing activities	$51,788	$(52,218)
Change in cash, cash equivalents and restricted cash	6,366	(2,679)
Cash, cash equivalents and restricted cash at beginning of period	6,482	9,158
Cash, cash equivalents and restricted cash at end of period	$12,848	$6,479
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$53,176	$48,794
Supplemental disclosure of noncash activities:
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$8,288	$—
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$(8,288)	$—
Discount on issuance of unsecured senior notes	$2,254	$—
Noncash drawdown on revolving credit facility	$103,938	$—
Mortgage loan assumptions	$—	$7,166
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$(100,000)	$—
Accretion of put liability	$4,671	$20,877
Derivative valuation adjustment	$282	$406
Loan procurement costs	$(3,770)	$—
Issuance of OP units	$—	$6,242
Acquisition of noncontrolling interest in subsidiary	$(4,828)	$—
Contributions from noncontrolling interests in subsidiaries	$7,328	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2019, the Company owned self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2019, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2018, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018. The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2019	2018
	(in thousands)
Land	$849,874	$806,916
Buildings and improvements	3,579,904	3,343,173
Equipment	159,833	176,583
Construction in progress	85,106	136,783
Storage properties	4,674,717	4,463,455
Less: Accumulated depreciation	(936,862)	(862,487)
Storage properties, net	$3,737,855	$3,600,968

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2018 through September 30, 2019.

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2019 Acquisitions:

Maryland Asset	Baltimore / DC	March 2019	1	$22,000
Florida Assets	Florida Markets - Other	April 2019	2	19,000
Arizona Asset	Phoenix	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta	August 2019	1	14,600
South Carolina Asset	Charleston	August 2019	1	3,300
			24	$188,700

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
California Asset	Los Angeles	October 2018	1	53,250
Texas Asset	Texas Markets - Major	October 2018	1	23,150
California Asset	San Diego	November 2018	1	19,118
New York Asset	New York / Northern NJ	November 2018	1	37,000
Illinois Asset	Chicago	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix	November 2018	2	$17,502
			2	$17,502

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition, owned 18 storage properties (see note 4).

4. INVESTMENT ACTIVITY

2019 Acquisitions

During the nine months ended September 30, 2019, the Company acquired six stores located in Arizona (1), Florida (2), Georgia (1), Maryland (1) and South Carolina (1) for an aggregate purchase price of approximately $60.5 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $2.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2019 was approximately $0.5 million and $1.0 million, respectively.

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2019 was approximately $3.6 million and $4.8 million, respectively.

The following table summarizes the Company’s revenue and losses associated with the 2019 acquisitions, from the acquisition date, that are included in the consolidated statements of operations for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Total revenue	$4,439	$6,069
Net loss	(2,382)	(3,513)

As of September 30, 2019, the Company had made aggregate deposits of $3.0 million associated with five stores that were under contract to be acquired for an aggregate acquisition price of $87.9 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

Asset Held for Sale

As of September 30, 2019, the Company was under contract to sell a store located in Texas for a sales price of $4.1 million. The assets and liabilities associated with this store have been classified as “held for sale” within the Company’s September 30, 2019 consolidated balance sheets. As of September 30, 2019, the estimated fair value less selling costs of the store was greater than its carrying value, and therefore no loss has been recorded in the current period. The sale of this store, which occurred during the fourth quarter of 2019 (see note 17), does not represent a strategic shift that has, or will have, a major effect on the Company’s operations or financial results.

2018 Acquisitions

During the year ended December 31, 2018, the Company acquired ten stores located throughout the United States, including one store upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $227.5 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $11.3 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2019 was approximately $2.3 million and $7.7 million, respectively. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). The holder may tender the OP units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption.

2018 Dispositions

On November 28, 2018, the Company sold two stores in Arizona for an aggregate sales price of approximately $17.5 million. In connection with these sales, the Company recorded gains that totaled approximately $10.6 million.

Development Activity

As of September 30, 2019, the Company had invested in joint ventures to develop five self-storage properties located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (1). Construction for all projects is expected to be completed by the second quarter of 2021 (see note 12). As of September 30, 2019, development costs incurred to date for these projects totaled $72.4 million. Total construction costs for these projects are expected to be $137.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2018 through September 30, 2019. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)
Waltham, MA (1)	1	Q3 2019	100%	$18,000
Queens, NY (2)	1	Q2 2019	100%	47,500
Bayonne, NJ (2) (3)	1	Q2 2019	100%	25,100
Bronx, NY (2)	1	Q3 2018	100%	92,100
	4			$182,700

(1)	On August 8, 2019, the Company, through a joint venture in which the Company owned a 90% interest and that it previously consolidated, completed the construction and opened for operation a store located in Waltham, MA. On September 6, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture for $2.6 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $2.0 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest, the $10.5 million related party loan extended by the Company to the venture during the construction period was repaid in full.

(2)	These stores were previously owned by three separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On February 15, 2019, the noncontrolling member in the venture that owned the Bronx, NY store put its 49% interest in the venture to the Company for $37.8 million. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. These amounts are included in Development costs in the consolidated statements of cash flows.

(3)	This property is subject to a ground lease.

During the fourth quarter of 2015 and the third quarter of 2017, the Company, through two separate joint ventures in which it owned a 90% interest in each and that were previously consolidated, completed the construction and opened for operation a store located in Queens, NY and a store located in New York, NY, respectively. On June 25, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the New York, NY store for $18.5 million, and on June 28, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the Queens, NY store for $9.0 million. Prior to these transactions, the noncontrolling members’ interest in each venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in each joint venture and the stores are now wholly owned, these transactions were accounted for as equity transactions. In each case, the carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest, which aggregated to $22.6 million, was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. The $12.4 million related party loan extended by the Company to the venture that owned the Queens, NY store was repaid in conjunction with the Company’s acquisition of the noncontrolling member’s ownership interest.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in real estate ventures, in which it holds a common ownership interest, are summarized as follows (in thousands):

	CubeSmart	Number of Stores		Carrying Value of Investment
	Ownership	September 30,	December 31,	September 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2019	2018	2019	2018
191 IV CUBE LLC ("HVP IV") (1)	20%	19	13	$19,999	$14,791
CUBE HHF Northeast Venture LLC ("HHFNE") (2)	10%	13	13	2,131	2,411
191 III CUBE LLC ("HVP III") (3)	10%	—	68	—	9,183
CUBE HHF Limited Partnership ("HHF") (4)	50%	35	35	66,682	69,411
		67	129	$88,812	$95,796

(1)	The stores owned by HVP IV are located in Arizona (2), Connecticut (2), Florida (4), Georgia (2), Maryland (1), Pennsylvania (1) and Texas (7). The Company’s total contribution to HVP IV in connection with these store acquisitions was $22.6 million. As of September 30, 2019, HVP IV had $82.2 million outstanding on its $107.0 million loan facility, which bears interest at LIBOR plus 1.70% per annum, and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of September 30, 2019, HVP IV also had $40.5 million outstanding under a separate loan that bears interest at LIBOR plus 2.75% per annum, and matures on June 9, 2022 with options to extend the maturity date through June 9, 2024, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of September 30, 2019, HVP IV was under contract, and had made aggregate deposits of $1.2 million, to acquire two stores located in Minnesota (1) and Texas (1) for an aggregate purchase price of $34.3 million.

(2)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million.

As of September 30, 2019, HHFNE had an outstanding $44.5 million loan facility, which bears interest at LIBOR plus 1.90% per annum and matures on December 15, 2019 with options to extend the maturity date through December 15, 2021, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of September 30, 2019, HHFNE is in the process of amending and restating its loan facility.

(3)	On June 5, 2019, HVP III sold 50 stores located in Florida (3), Georgia (4), Michigan (17), North Carolina (3), South Carolina (15) and Tennessee (8), to an unaffiliated third party buyer for an aggregate sales price of $293.5 million. As of the transaction date, HVP III had five mortgage loans with an aggregate outstanding balance of $22.9 million, as well as $179.5 million outstanding on its $185.5 million loan facility, all of which were defeased or repaid in full at the time of the sale. Net proceeds to the venture from the transaction totaled $82.9 million. The venture recorded gains which aggregated to approximately $106.7 million in connection with the sale. Subsequent to the sale, the Company acquired its partner’s 90% ownership interest in HVP III, which at the time of the acquisition, owned the remaining 18 storage properties (see note 4).

(4)	The stores owned by HHF are located in North Carolina (1) and Texas (34). As of September 30, 2019, HHF had an outstanding $100.0 million secured loan, which bears interest at 3.59% per annum and matures on April 30, 2021.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures.

The following is a summary of the financial position of the Ventures as of September 30, 2019 and December 31, 2018 (in thousands).

	September 30,	December 31,
	2019 (1)	2018
Assets
Storage properties, net	$521,701	$741,209
Other assets	18,835	16,042
Total assets	$540,536	$757,251

Liabilities and equity
Other liabilities	$14,210	$7,911
Debt	264,855	413,848
Equity
CubeSmart	88,812	95,796
Joint venture partners	172,659	239,696
Total liabilities and equity	$540,536	$757,251

(1)	Excludes HVP III as it was consolidated by the Company on June 6, 2019.

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019 (1)	2018

Total revenues	$14,027	$23,463	$58,305	$66,665
Operating expenses	(6,518)	(9,583)	(25,762)	(28,269)
Other expense	(34)	(242)	(3,113)	(807)
Interest expense, net	(2,606)	(3,494)	(11,911)	(9,515)
Depreciation and amortization	(5,908)	(11,223)	(23,829)	(31,042)
Gains from sale of real estate	—	—	106,667	—
Net (loss) income	$(1,039)	$(1,079)	$100,357	$(2,968)
Company’s share of net income (loss)	$152	$(292)	$10,940	$(785)

(1)	HVP III’s results of operations included through June 6, 2019 (date of consolidation).

Capital Storage Partners, LLC (“Capital Storage”)

On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A Preferred Units of Capital Storage Partners, LLC, a newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A Preferred Units earn an 11% cumulative dividend prior to any other distributions. The Company’s investment in Capital Storage and the related dividends are included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2019	2018	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	—	4.46%	Jan-19	Feb-29
Principal balance outstanding	1,500,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(2,635)	(568)
Less: Loan procurement costs, net	(7,882)	(5,908)
Total unsecured senior notes, net	$1,489,483	$1,143,524

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2019, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7. REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013 and April 22, 2015 to provide for, among other things, a $200.0 million unsecured term loan with a maturity date of January 31, 2019 and a $500.0 million unsecured revolving facility with a maturity date of April 22, 2020. On June 19, 2019, the Company amended and restated, in its entirety, the Credit Facility (the “Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $750.0 million unsecured revolving facility (the “Revolver”) maturing on June 19, 2024. Under the Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.10% over LIBOR, inclusive of a facility fee of 0.15%. The Company incurred costs of $3.9 million in 2019 in connection with amending and restating the Credit Facility and capitalized such costs as a component of Loan procurement costs, net of amortization on the consolidated balance sheets.

As of September 30, 2019, borrowings under the Revolver had an effective weighted average interest rate of 3.12%. Additionally, as of September 30, 2019, $511.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan with a seven-year maturity that was repaid on June 19, 2019.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	September 30,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2019	2018	September 30, 2019	Date
	(in thousands)
Credit Facility
Unsecured term loan (1)	$—	$200,000	—%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jan-20
Principal balance outstanding	—	300,000
Less: Loan procurement costs, net	—	(201)
Total unsecured term loans, net	$—	$299,799

(1)	On January 31, 2019, the Company used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes”) to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility.

(2)	On June 19, 2019, the Company used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility that was scheduled to mature in January 2020. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.50:1.00. As of September 30, 2019, the Company was in compliance with all of its financial covenants.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2019	2018	Interest Rate	Date
	(in thousands)
YSI 33 (1)	$—	$9,214	6.42%	Jul-19
YSI 26	7,861	8,022	4.56%	Nov-20
YSI 57	2,760	2,816	4.61%	Nov-20
YSI 55	21,674	22,041	4.85%	Jun-21
YSI 24	24,260	24,893	4.64%	Jun-21
YSI 65	2,326	2,363	3.85%	Jun-23
YSI 66	30,737	31,171	3.51%	Jun-23
YSI 68	5,501	5,626	3.78%	May-24
Principal balance outstanding	95,119	106,146
Plus: Unamortized fair value adjustment	2,010	2,551
Less: Loan procurement costs, net	(319)	(451)
Total mortgage loans and notes payable, net	$96,810	$108,246

(1)	YSI 33 was repaid in full on July 1, 2019.

As of September 30, 2019 and December 31, 2018, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $207.4 million and $231.0 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2019 (in thousands):

2019	$625
2020	12,791
2021	45,057
2022	923
2023	31,019
2024 and thereafter	4,704
Total mortgage payments	95,119
Plus: Unamortized fair value adjustment	2,010
Less: Loan procurement costs, net	(319)
Total mortgage loans and notes payable, net	$96,810

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2019 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps

Other comprehensive gain before reclassifications	$230
Amounts reclassified from accumulated other comprehensive loss	50	(1)
Net current-period other comprehensive income	280
Balance at December 31, 2018	(1,029)
Balance at September 30, 2019	$(749)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of September 30, 2019 and December 31, 2018, respectively (dollars in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type	September 30, 2019	December 31, 2018	Strike	Date	Maturity	September 30, 2019	December 31, 2018

Swap	Cash flow (1)	$—	$75,000	2.8015%	6/28/2019	6/28/2029	$—	$(516)
Swap	Cash flow (1)	—	50,000	2.8030%	6/28/2019	6/28/2029	—	(350)
Swap	Cash flow (1)	—	25,000	2.8020%	6/28/2019	6/28/2029	—	(173)
		$—	$150,000				$—	$(1,039)

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

The Company measured its derivative instruments at fair value and recorded them in the balance sheet as either an asset or liability. As of September 30, 2019, all derivative instruments had been settled. As of December 31, 2018, all derivative instruments were included in accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s 2029 Notes. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and fifty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and nine months ended September 30, 2019, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of September 30, 2019. Financial assets and liabilities carried at fair value as of December 31, 2018 are classified in the table below in one of the three categories described above (in thousands):

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2019 and December 31, 2018. The aggregate carrying value of the Company’s debt was $1,824.3 million and $1,747.1 million at September 30, 2019 and December 31, 2018, respectively. The estimated fair value of the Company’s debt was $1,926.0 million and $1,731.9 million at September 30, 2019 and December 31, 2018, respectively. The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2019 and December 31, 2018. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	September 30, 2019
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

CS Valley Forge Village Storage, LLC ("VFV") (1)	1	King of Prussia, PA	Q2 2021 (est.)	70%	$3,402	$3
Shirlington Rd II, LLC ("SH2") (2)	1	Arlington, VA	Q1 2021 (est.)	90%	8,548	2
CS 2087 Hempstead Tpk, LLC ("Hempstead") (3)	1	East Meadow, NY	Q4 2020 (est.)	51%	10,717	2,279
CS SDP Newtonville, LLC ("Newton") (1)	1	Newton, MA	Q3 2020 (est.)	90%	9,585	3,060
CS 1158 McDonald Ave, LLC ("McDonald Ave") (3)	1	Brooklyn, NY	Q4 2019 (est.)	51%	40,582	11,307
Shirlington Rd, LLC ("SH1") (2)	1	Arlington, VA	Q2 2015	90%	14,969	159
	6				$87,803	$16,810

(1)	The Company has a related party loan commitment to VFV and Newton to fund a portion of the construction costs. As of September 30, 2019, the Company has funded $1.8 million of the total $12.1 million loan commitment to Newton, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes. As of September 30, 2019, the Company had not funded any of its $12.4 million loan commitment to VFV.

(2)	On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

(3)	The noncontrolling members of Hempstead and McDonald Ave have the option to put their ownership interest in the ventures to the Company for $6.6 million and $10.0 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of Hempstead and McDonald Ave for $6.6 million and $10.0 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest in Hempstead and McDonald. The Company is accreting the respective liabilities during the development periods and, as of September 30, 2019, has accrued $1.9 million and $9.4 million, related to Hempstead and McDonald Ave, respectively, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

On May 30, 2019, the Company sold its 90% ownership interest in CS SJM E 92nd Street, LLC, a previously consolidated development joint venture, for $3.7 million. In conjunction with the sale, $0.7 million of the $1.7 million related party loan extended by the Company to the venture was repaid. The remaining $1.0 million was recorded as a note receivable and was repaid during the third quarter of 2019. Additionally, as a result of the transaction, the Company was released from its obligations under the venture’s ground lease, and right-of-use assets and lease liabilities totaling $13.4 million and $14.6 million, respectively, were removed from the Company’s consolidated balance sheets.

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

Approximately 1.0% of the outstanding OP Units, as of September 30, 2019 and December 31, 2018, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On January 31, 2018, the Company acquired a store in Texas for $12.2 million and assumed an existing mortgage loan with an outstanding balance of approximately $7.2 million, which was immediately repaid by the Company. In conjunction with the closing, the Company paid $0.2 million in cash and issued 168,011 OP Units, valued at approximately $4.8 million, to pay the remaining consideration.

As of September 30, 2019 and December 31, 2018, 1,865,570 and 1,945,570 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at their redemption value at September 30, 2019 and December 31, 2018. As of September 30, 2019 and December 31, 2018, the Operating Partnership recorded increases in the value of OP Units owned by third parties and corresponding decreases to capital of $12.3 million and $0.3 million, respectively.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the three and nine months ended September 30, 2019, administrative and late fees totaled $5.9 million and $17.0 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the Company had right-of-use assets and lease liabilities related to its operating leases of $55.7 million and $60.7 million, respectively. As of September 30, 2019, the Company had right-of-use assets and lease liabilities related to its operating leases of $41.7 million and $46.2 million, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of September 30, 2019, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were 36.1 years and 4.74%, respectively.

For the three and nine months ended September 30, 2019, the Company’s lease cost consists of the following components, each of which is included in Property operating expenses within the Company’s consolidated statements of operations:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Operating lease cost	$749	$2,558
Short-term lease cost (1)	294	907
Total lease cost	$1,043	$3,465

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents the future operating lease liability maturities as of September 30, 2019 (in thousands):

2019	$556
2020	2,222
2021	2,279
2022	2,436
2023	2,500
2024 and thereafter	93,512
Total operating lease payments	103,505
Less: Imputed interest	(57,283)
Present value of operating lease liabilities	$46,222

During the three and nine months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.6 million and $1.9 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and nine months ended September 30 2019, the Company did not enter into any lease agreements set to commence in the future.

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

On January 11, 2019, a settlement agreement was entered into for a class action alleging violation of a state specific deceptive and unfair trade practices act. During the year ended December 31, 2018, the Company recorded a $1.8 million charge related to this legal action, which is included in General and administrative on the Company’s consolidated statements of operations. On August 2, 2019, the court granted final approval of the settlement for the class action.

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2019 totaled $0.7 million and $3.1 million, respectively. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2018 totaled $1.2 million and $3.2 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $11.1 million and $10.6 million as of September 30, 2019 and December 31, 2018, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $1.8 million and $33.2 million as of September 30, 2019 and December 31, 2018, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP III, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP III, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three and nine months ended September 30, 2019, the Company recognized $1.7 million and $1.9 million, respectively, in fees associated with property transactions. During the three and nine months ended September 30, 2018, the Company recognized $0.1 million and $0.6 million, respectively, in property transaction fees. Property transaction fees are included in Other income on the consolidated statements of operations.

16. PRO FORMA FINANCIAL INFORMATION

During the nine months ended September 30, 2019 and the year ended December 31, 2018, the Company acquired 24 stores for an aggregate purchase price of $188.7 million (see note 3) and ten stores for an aggregate purchase price of approximately $227.5 million, respectively.

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

The following table summarizes, on a pro forma basis, the Company’s consolidated results of operations for the nine months ended September 30, 2019 and 2018 based on the assumptions described above:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except per share data)

Pro forma revenues	$486,100	$466,590
Pro forma net income	$144,747	$114,310
Earnings per share attributable to common shareholders:
Basic - as reported	$0.67	$0.63
Diluted - as reported	$0.67	$0.63
Basic - as pro forma	$0.76	$0.62
Diluted - as pro forma	$0.75	$0.61

17. SUBSEQUENT EVENTS

On October 25, 2019, the Company acquired a self-storage property located in Texas for a purchase price of $7.3 million.

On October 11, 2019, the Operating Partnership issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2030, which bear interest at a rate of 3.000% per annum (the “2030 Notes”). The 2030 Notes were priced at 99.623% of the principal amount to yield 3.043% to maturity. Net proceeds from the offering of $346.4 million were used to repay all of the outstanding indebtedness under the Revolver and for working capital and other general corporate purposes.

On October 7, 2019, the Company sold a self-storage property located in Texas, which was held for sale as of September 30, 2019, for a sales price of $4.1 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2019 and December 31, 2018, we owned 519 self-storage properties totaling approximately 36.3 million rentable square feet and 493 self-storage properties totaling approximately 34.6 million rentable square feet, respectively. As of September 30, 2019, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of September 30, 2019, we managed 652 stores for third parties (including 89 stores containing an aggregate of approximately 6.1 million rentable square feet as part of four separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,171. As of September 30, 2019, we managed stores for third parties in the District of Columbia and the following 37 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of total revenues for the nine months ended September 30, 2019.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the nine months ended September 30, 2019 and 2018.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There was one store classified as held for sale as of September 30, 2019.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the nine months ended September 30, 2019 and 2018.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of September 30, 2019, we owned 467 same-store properties and 52 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of September 30, 2019 and 2018, we owned 519 and 490 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2018 through September 30, 2019:

	2019	2018

Balance - January 1	493	484
Stores acquired	1	1
Balance - March 31	494	485
Stores acquired	21	1
Stores developed	2	—
Stores combined (1)	(1)	—
Balance - June 30	516	486
Stores acquired	2	3
Stores developed	1	1
Balance - September 30	519	490
Stores acquired		5
Stores sold		(2)
Balance - December 31		493

(1)	On May 24, 2019, the Company acquired a store located in Tempe, AZ for approximately $1.6 million, which is located adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Comparison of the three months ended September 30, 2019 to the three months ended September 30, 2018 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2019	2018	(Decrease)	Change	2019	2018	2019	2018	2019	2018	(Decrease)	Change
REVENUES:
Rental income	$129,423	$127,920	$1,503	1.2%	$12,784	$4,556	$—	$—	$142,207	$132,476	$9,731	7.3%
Other property related income	13,843	13,176	667	5.1%	1,582	676	2,629	1,642	18,054	15,494	2,560	16.5%
Property management fee income	—	—	—	0.0%	—	—	6,286	5,400	6,286	5,400	886	16.4%
Total revenues	143,266	141,096	2,170	1.5%	14,366	5,232	8,915	7,042	166,547	153,370	13,177	8.6%

OPERATING EXPENSES:
Property operating expenses	41,454	39,354	2,100	5.3%	5,266	2,555	6,745	6,846	53,465	48,755	4,710	9.7%
NET OPERATING INCOME	101,812	101,742	70	0.1%	9,100	2,677	2,170	196	113,082	104,615	8,467	8.1%

Store count	467	467			52	23			519	490
Total square footage	32,426	32,426			3,865	2,030			36,291	34,456
Period end occupancy (1)	92.5%	92.5%			74.0%	57.3%			90.6%	90.4%
Period average occupancy (2)	93.1%	93.2%
Realized annual rent per occupied sq. ft. (3)	$17.15	$16.96

Depreciation and amortization									43,379	35,239	8,140	23.1%
General and administrative									10,011	9,780	231	2.4%
Subtotal									53,390	45,019	8,371	18.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(18,207)	(15,191)	(3,016)	(19.9)%
Loan procurement amortization expense									(687)	(578)	(109)	(18.9)%
Equity in earnings (losses) of real estate ventures									152	(292)	444	152.1%
Other									1,647	(233)	1,880	(806.9)%
Total other expense									(17,095)	(16,294)	(801)	(4.9)%
NET INCOME									42,597	43,302	(705)	(1.6)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(426)	(476)	50	10.5%
Noncontrolling interests in subsidiaries									(17)	74	(91)	(123.0)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$42,154	$42,900	$(746)	(1.7)%
(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $132.5 million during the three months ended September 30, 2018 to $142.2 million during the three months ended September 30, 2019, an increase of $9.7 million, or 7.3%. The $1.5 million increase in same-store rental income was due primarily to higher rental rates. Realized annual rent per square foot on our same-store portfolio increased 1.1% as a result of higher rental rates for new and existing customers for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The remaining increase is primarily attributable to $8.2 million of additional rental income from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio.

Other property related income increased from $15.5 million during the three months ended September 30, 2018 to $18.1 million during the three months ended September 30, 2019, an increase of $2.6 million, or 16.5%. The $0.7 million increase in same-store other property related income is mainly attributable to increased customer insurance participation and convenience fee payments. The remainder of the increase is attributable to $0.9 million of additional other property related income derived from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio and $1.0 million resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $5.4 million during the three months ended September 30, 2018 to $6.3 million during the three months ended September 30, 2019, an increase of $0.9 million, or 16.4%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (652 stores as of September 30, 2019 compared to 582 stores as of September 30, 2018) and higher revenue at these managed stores.

Operating Expenses

Property operating expenses increased from $48.8 million during the three months ended September 30, 2018 to $53.5 million during the three months ended September 30, 2019, an increase of $4.7 million, or 9.7%. The $2.1 million increase in property operating expenses on the same-store portfolio was primarily due to higher property taxes. The remainder of the increase is attributable to $2.7 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $35.2 million during the three months ended September 30, 2018 to $43.4 million during the three months ended September 30, 2019, an increase of $8.1 million, or 23.1%. This increase is primarily attributable to depreciation and amortization expense related to stores acquired and developed during 2018 and 2019.

Other (Expense) Income

Interest expense increased from $15.2 million during the three months ended September 30, 2018 to $18.2 million during the three months ended September 30, 2019, an increase of $3.0 million, or 19.9%. The increase is attributable to a higher amount of outstanding debt during the three months ended September 30, 2019 as compared to the three months ended September 30, 2018, and higher interest rates during the 2019 period. The average outstanding debt balance increased $195.9 million to $1,852.4 million during the three months ended September 30, 2019 as compared to $1,656.5 million during the three months ended September 30, 2018 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt increased from 3.91% for the three months ended September 30, 2018 to 4.05% for the three months ended September 30, 2019.

Other income increased $1.9 million from the three months ended September 30, 2018 to the three months ended September 30, 2019, primarily due to fees earned in connection with the HVP III and HVP IV property transactions during 2019.

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2019	2018	(Decrease)	Change	2019	2018	2019	2018	2019	2018	(Decrease)	Change
REVENUES:
Rental income	$380,257	$373,403	$6,854	1.8%	$29,569	$11,077	$—	$—	$409,826	$384,480	$25,346	6.6%
Other property related income	40,296	38,716	1,580	4.1%	3,528	1,685	6,827	4,387	50,651	44,788	5,863	13.1%
Property management fee income	—	—	—	0.0%	—	—	17,932	14,794	17,932	14,794	3,138	21.2%
Total revenues	420,553	412,119	8,434	2.0%	33,097	12,762	24,759	19,181	478,409	444,062	34,347	7.7%

OPERATING EXPENSES:
Property operating expenses	123,654	119,150	4,504	3.8%	13,110	6,493	18,246	21,394	155,010	147,037	7,973	5.4%
NET OPERATING INCOME (LOSS):	296,899	292,969	3,930	1.3%	19,987	6,269	6,513	(2,213)	323,399	297,025	26,374	8.9%

Store count	467	467			52	23			519	490
Total square footage	32,426	32,426			3,865	2,030			36,291	34,456
Period end occupancy (1)	92.5%	92.5%			74.0%	57.3%			90.6%	90.4%
Period average occupancy (2)	92.6%	92.7%
Realized annual rent per occupied sq. ft. (3)	$16.89	$16.57

Depreciation and amortization									122,484	105,251	17,233	16.4%
General and administrative									28,958	26,865	2,093	7.8%
Subtotal									151,442	132,116	19,326	14.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(53,858)	(45,797)	(8,061)	(17.6)%
Loan procurement amortization expense									(2,082)	(1,735)	(347)	(20.0)%
Equity in earnings (losses) of real estate ventures									10,940	(785)	11,725	1,493.6%
Other									1,304	260	1,044	401.5%
Total other expense									(43,696)	(48,057)	4,361	9.1%

NET INCOME									128,261	116,852	11,409	9.8%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,283)	(1,285)	2	0.2%
Noncontrolling interests in subsidiaries									94	166	(72)	(43.4)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$127,072	$115,733	$11,339	9.8%
(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $384.5 million during the nine months ended September 30, 2018 to $409.8 million during the nine months ended September 30, 2019, an increase of $25.3 million, or 6.6%. The $6.9 million increase in same-store rental income was due primarily to higher rental rates. Realized annual rent per square foot on our same-store portfolio increased 1.9% as a result of higher rental rates for new and existing customers for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The remaining increase is primarily attributable to $18.5 million of additional rental income from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio.

Other property related income increased from $44.8 million during the nine months ended September 30, 2018 to $50.7 million during the nine months ended September 30, 2019, an increase of $5.9 million, or 13.1%. The $1.6 million increase in same-store other property related income is mainly attributable to increased customer insurance participation. The remainder of the increase is attributable to $1.8 million of additional other property related income derived from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio and $2.4 million resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $14.8 million during the nine months ended September 30, 2018 to $17.9 million during the nine months ended September 30, 2019, an increase of $3.1 million, or 21.2%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (652 stores as of September 30, 2019 compared to 582 stores as of September 30, 2018) and higher revenue at these managed stores.

Operating Expenses

Property operating expenses increased from $147.0 million during the nine months ended September 30, 2018 to $155.0 million during the nine months ended September 30, 2019, an increase of $8.0 million, or 5.4%. This increase was primarily attributable to a $4.5 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes and payroll expenses. The remainder of the increase is attributable to $6.6 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $105.3 million during the nine months ended September 30, 2018 to $122.5 million during the nine months ended September 30, 2019, an increase of $17.2 million, or 16.4%. This increase is primarily attributable to depreciation and amortization expense related to stores acquired and developed during 2018 and 2019.

General and administrative expenses increased from $26.9 million during the nine months ended September 30, 2018 to $29.0 million during the nine months ended September 30, 2019, an increase of $2.1 million, or 7.8%. The change is primarily attributable to increased payroll expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense increased from $45.8 million during the nine months ended September 30, 2018 to $53.9 million during the nine months ended September 30, 2019, an increase of $8.1 million, or 17.6%. The increase is attributable to a higher amount of outstanding debt during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018, and higher interest rates during the 2019 period. The average outstanding debt balance increased $151.3 million to $1,828.4 million during the nine months ended September 30, 2019 as compared to $1,677.1 million during the nine months ended September 30, 2018 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt increased from 3.89% for the nine months ended September 30, 2018 to 4.09% for the nine months ended September 30, 2019.

Equity in earnings (losses) of real estate ventures increased $11.7 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019. The change is mainly driven by our share of the gains attributable to HVP III, a real estate venture in which we previously owned a 10% interest. The gains were recorded in connection with HVP III’s sale of 50 properties during the nine months ended September 30, 2019.

Other income increased $1.0 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019, primarily due to fees earned in connection with the HVP III and HVP IV property transactions during 2019.

Cash Flows

Comparison of the nine months ended September 30, 2019 to the nine months ended September 30, 2018

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2019 and 2018 is as follows:

	Nine Months Ended September 30,
Net cash provided by (used in):	2019	2018	Change
	(in thousands)

Operating activities	$259,852	$234,562	$25,290
Investing activities	$(305,274)	$(185,023)	$(120,251)
Financing activities	$51,788	$(52,218)	$104,006

Cash provided by operating activities for the nine months ended September 30, 2019 and 2018 was $259.9 million and $234.6 million, respectively, reflecting an increase of $25.3 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2018 and 2019, as well as increased net operating income levels on the same-store portfolio in the 2019 period as compared to the 2018 period.

Cash used in investing activities increased from $185.0 million for the nine months ended September 30, 2018 to $305.3 million for the nine months ended September 30, 2019, reflecting an increase of $120.3 million. The change was primarily driven by an increase in cash used for acquisitions of storage properties and the remaining interest in HVP III, a previously unconsolidated real estate venture. Including the HVP III membership interest acquisition, cash used during the nine months ended September 30, 2019 related to the acquisition of 24 stores for an aggregate net purchase price of $180.4 million, while cash used during the nine months ended September 30, 2018 related to the acquisition of five stores for an aggregate net purchase price of $90.8 million, inclusive of $7.2 million of assumed debt and $4.8 million of OP units issued. Additionally, there was a $24.5 million increase in development costs from the nine months ended September 30, 2018 compared to the nine months ended September 30, 2019 resulting from the payment of put liabilities associated with three previously consolidated development joint ventures during the 2019 period.

Cash provided by financing activities was $51.8 million during the nine months ended September 30, 2019 compared to $52.2 million of cash used in financing activities during the nine months ended September 30, 2018, reflecting a change of $104.0 million. This change is primarily the result of $347.7 million of net proceeds from our issuance of unsecured senior notes in January 2019 and an increase of $88.0 million in proceeds received from the issuance of common shares during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. These cash inflows are offset by a $200.0 million cash payment made to repay our unsecured term loan in January 2019 and a $74.0 million net increase in revolving credit facility payments during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. The change is also impacted by the combined $35.4 million cash outflow for the acquisition of the noncontrolling members’ interests in four separate consolidated joint ventures during the nine months ended September 30, 2019 with no comparable cash outflow during the 2018 period. Additionally, cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership increased $16.5 million from the nine months ended September 30, 2018 to the nine months ended September 30, 2019 resulting from the increase in the common dividend per share and number of shares outstanding.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2019 fiscal year, we expect recurring capital expenditures to be approximately $4.0 million to $8.0 million, planned capital improvements and store upgrades to be approximately $1.0 million to $3.0 million and costs associated with the development of new stores to be approximately $9.0 million to $19.0 million.  Our currently scheduled principal payments on our outstanding debt are approximately $0.6 million for the remainder of 2019.

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

As of September 30, 2019, we had approximately $7.3 million in available cash and cash equivalents. In addition, we had approximately $511.3 million of availability for borrowings under our Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2019	2018	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	—	4.46%	Jan-19	Feb-29
Principal balance outstanding	1,500,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(2,635)	(568)
Less: Loan procurement costs, net	(7,882)	(5,908)
Total unsecured senior notes, net	$1,489,483	$1,143,524

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt.

The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2019, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013 and April 22, 2015 to provide for, among other things, a $200.0 million unsecured term loan with a maturity date of January 31, 2019 and a $500.0 million unsecured revolving facility with a maturity date of April 22, 2020. On June 19, 2019, we amended and restated, in its entirety, the Credit Facility (the “Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $750.0 million unsecured revolving facility (the “Revolver”) maturing on June 19, 2024. Under the Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.10% over LIBOR, inclusive of a facility fee of 0.15%. We incurred costs of $3.9 million in 2019 in connection with amending and restating the Credit Facility and capitalized such costs as a component of Loan procurement costs, net of amortization on the consolidated balance sheets.

As of September 30, 2019, borrowings under the Revolver had an effective weighted average interest rate of 3.12%. Additionally, as of September 30, 2019, $511.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan with a seven-year maturity that was repaid on June 19, 2019.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	September 30,	December 31,	Rate as of	Maturity
Unsecured Term Loans	2019	2018	September 30, 2019	Date
	(in thousands)
Credit Facility
Unsecured term loan (1)	$—	$200,000	—%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jan-20
Principal balance outstanding	—	300,000
Less: Loan procurement costs, net	—	(201)
Total unsecured term loans, net	$—	$299,799

(1)	On January 31, 2019, we used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes”) to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility.

(2)	On June 19, 2019, we used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility that was scheduled to mature in January 2020. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2019, we were in compliance with all of our financial covenants.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the nine months ended September 30, 2019, we sold a total of 5.9 million common shares under the Equity Distribution Agreements at an average sales price of $33.64 per share, resulting in gross proceeds of $198.4 million under the program. We incurred $2.1 million of offering costs in conjunction with the sales during the nine months ended September 30, 2019. We used proceeds from the sales conducted during the nine months ended September 30, 2019 to fund acquisitions of self-storage properties and for general corporate purposes. As of September 30, 2019, 4.6 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

On October 25, 2019, we acquired a self-storage property located in Texas for a purchase price of $7.3 million.

On October 11, 2019, we issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2030, which bear interest at a rate of 3.000% per annum (the “2030 Notes”). The 2030 Notes were priced at 99.623% of the principal amount to yield 3.043% to maturity. Net proceeds from the offering of $346.4 million were used to repay all of the outstanding indebtedness under the Revolver and for working capital and other general corporate purposes.

On October 7, 2019, we sold a self-storage property located in Texas, which was held for sale as of September 30, 2019, for a sales price of $4.1 million.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders for the three and nine months ended September 30, 2019 and 2018 (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income attributable to the Company’s common shareholders	$42,154	$42,900	$127,072	$115,733

Add (deduct):
Real estate depreciation and amortization:
Real property	42,599	34,537	120,228	103,142
Company’s share of unconsolidated real estate ventures	1,612	2,752	5,368	7,763
Gains from sale of real estate, net (1)	—	—	(10,667)	—
Noncontrolling interests in the Operating Partnership	426	476	1,283	1,285
FFO attributable to common shareholders and OP unitholders	$86,791	$80,665	$243,284	$227,923

Add:
Loan procurement amortization expense - early repayment of debt	—	—	141	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$86,791	$80,665	$243,425	$227,923

Weighted average diluted shares outstanding	193,817	186,916	190,774	184,829
Weighted average diluted units outstanding	1,866	2,038	1,886	2,017
Weighted average diluted shares and units outstanding	195,683	188,954	192,660	186,846

(1)	The nine months ended September 30, 2019 include $10.7 million of gains from sale of real estate, net that are included in the Company’s share of equity in earnings of real estate ventures.

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

As of September 30, 2019, our consolidated debt consisted of $1,595.1 million of outstanding mortgages and unsecured senior notes that are subject to fixed rates.  Additionally, as of September 30, 2019, there were $238.0 million of outstanding credit facility borrowings subject to floating rates.  Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio.  A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows.  A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market rates of interest increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $84.3 million.  If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $93.6 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	322	$33.23	N/A	3,000,000
August 1 - August 31	166	$35.21	N/A	3,000,000
September 1 - September 30	230	$35.11	N/A	3,000,000
Total	718	$34.29	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

4.1

Form of $350.0 million aggregate principal amount of the Operating Partnership’s 3.000% senior notes due February 15, 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.2	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.3

Seventh Supplemental Indenture, dated of as October 11, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

10.1	First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC. (filed herewith)

10.2	First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc. (filed herewith)

10.3	First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and BofA Securities, Inc. (filed herewith)

10.4	First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and Jefferies LLC. (filed herewith)

10.5	First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and RBC Capital Markets, LLC. (filed herewith)

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

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2019, formatted in iXBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

104	Cover Page Interactive Data File – the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART
(Registrant)

Date: October 25, 2019	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2019	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: October 25, 2019	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2019	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)