Form 10-K
period 2019-12-31
CubeSmart; CubeSmart, L.P.
filed 2020-02-21
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 001-32324 (CubeSmart)

Commission file number 000-54462 (CubeSmart, L.P.)

CUBESMART

CUBESMART, L.P.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (CubeSmart)	20-1024732 (CubeSmart)
Delaware (CubeSmart, L.P.)	34-1837021 (CubeSmart, L.P.)
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5 Old Lancaster Road	19355
Malvern, Pennsylvania	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code (610) 535-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Shares, $0.01 par value per share, of CubeSmart	CUBE	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: Units of General Partnership Interest of CubeSmart, L.P.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

CubeSmart	Yes	☒	No	☐
CubeSmart, L.P.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

CubeSmart	Yes	◻	No	⌧
CubeSmart, L.P.	Yes	◻	No	⌧

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

CubeSmart	Yes	⌧	No	◻
CubeSmart, L.P.	Yes	⌧	No	◻

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

As of June 28, 2019, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $6,407,986,013. As of February 19, 2020, the number of common shares of CubeSmart outstanding was 193,582,271.

As of June 28, 2019, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 1,865,570 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $62,384,661 based upon the last reported sale price of $33.44 per share on the New York Stock Exchange on June 28, 2019 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2020 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2019, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

This report also includes separate Item 9A - Controls and Procedures sections, signature pages and Exhibits 31 and 32, certifications for each of the Parent Company and the Operating Partnership, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Parent Company and the Chief Executive Officer and the Chief Financial Officer of the Operating Partnership have made the requisite certifications and that the Parent Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and 18 U.S.C. §1350.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or this Report, together with other statements and information publicly disseminated by the Parent Company and the Operating Partnership, contain certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. Forward-looking statements include statements concerning the Company’s plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions and other information that is not historical information. In some cases, forward-looking statements can be identified by terminology such as “believes”, “expects”, “estimates”, “may”, “will”, “should”, “anticipates” or “intends” or the negative of such terms or other comparable terminology, or by discussions of strategy. Such statements are based on assumptions and expectations that may not be realized and are inherently subject to risks, uncertainties and other factors, many of which cannot be predicted with accuracy and some of which might not even be anticipated. Although we believe the expectations reflected in these forward-looking statements are based on reasonable assumptions, future events and actual results, performance, transactions or achievements, financial and otherwise, may differ materially from the results, performance, transactions or achievements expressed or implied by the forward-looking statements. As a result, you should not rely on or construe any forward-looking statements in this Report, or which management or persons acting on their behalf may make orally or in writing from time to time, as predictions of future events or as guarantees of future performance. We caution you not to place undue reliance on forward-looking statements, which speak only as of the date of this Report or as of the dates otherwise indicated in such forward-looking statements. All of our forward-looking statements, including those in this Report, are qualified in their entirety by this statement.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in the national and local economic, business, real estate and other market conditions;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future indebtedness;

●	increases in interest rates and operating costs;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain the Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to natural disasters or acts of violence, pandemics, active shooters, terrorism or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage against risks and losses;

●	our ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

ITEM 1. BUSINESS

Overview

We are a self-administered and self-managed real estate company focused primarily on the ownership, operation, management, acquisition and development of self-storage properties in the United States.

As of December 31, 2019, we owned 523 self-storage properties located in 24 states and in the District of Columbia containing an aggregate of approximately 36.6 million rentable square feet. As of December 31, 2019, approximately 89.5% of the rentable square footage at our owned stores was leased to approximately 306,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2019, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2019, we managed 649 stores for third parties (including 91 stores containing an aggregate of approximately 6.3 million net rentable square feet as part of four separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,172. As of December 31, 2019, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers. Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats. Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access. All of our stores have a storage associate available to assist our customers during business hours, and 302, or approximately 57.7%, of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 442, or approximately 84.5%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2019, owned a 99.0% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2019 and 2018, we owned 523 and 493 stores, respectively, that contained an aggregate of 36.6 million and 34.6 million rentable square feet with occupancy levels of 89.5% and 89.0%, respectively. A complete listing of, and additional information about, our stores is included in Item 2 of this Report. The following is a summary of our 2019, 2018 and 2017 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2019 Acquisitions:

Maryland Asset	Baltimore / DC	March 2019	1	$22,000
Florida Assets	Florida Markets - Other	April 2019	2	19,000
Arizona Asset	Phoenix	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta	August 2019	1	14,600
South Carolina Asset	Charleston	August 2019	1	3,300
Texas Asset	Texas Markets - Major	October 2019	1	7,300
Florida Assets	Florida Markets - Other	November 2019	3	32,100
California Asset	Los Angeles	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	Texas Markets - Major	October 2019	1	$4,146
			1	$4,146

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
California Asset	Los Angeles	October 2018	1	53,250
Texas Asset	Texas Markets - Major	October 2018	1	23,150
California Asset	San Diego	November 2018	1	19,118
New York Asset	New York / Northern NJ	November 2018	1	37,000
Illinois Asset	Chicago	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix	November 2018	2	$17,502
			2	$17,502

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition owned 18 storage properties (see note 4).

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2019, 2018 and 2017, we owned 523, 493 and 484 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2017 through December 31, 2019:

	2019	2018	2017

Balance - January 1	493	484	475
Stores acquired	1	1	—
Stores developed	—	—	1
Balance - March 31	494	485	476
Stores acquired	21	1	3
Stores developed	2	—	—
Stores combined (1)	(1)	—	(1)
Balance - June 30	516	486	478
Stores acquired	2	3	—
Stores developed	1	1	2
Balance - September 30	519	490	480
Stores acquired	5	5	4
Stores developed	—	—	1
Stores combined (1)	—	—	(1)
Stores sold	(1)	(2)	—
Balance - December 31	523	493	484

(1)	On May 16, 2017, October 2, 2017 and May 24, 2019, we acquired stores located in Sacramento, CA, Keller, TX and Tempe, AZ for approximately $3.7 million, $4.1 million and $1.6 million, respectively. In each case, the store acquired is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, each acquired store has been combined with the existing adjacent store in our store count, as well as for operational and reporting purposes.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2019:

●	Store Acquisitions. During 2019, we acquired 11 self-storage properties located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1), for an aggregate purchase price of approximately $118.3 million. Additionally, on June 6, 2019, we acquired our partner’s 90% ownership interest in 191 III CUBE LLC (“HVP III”), an unconsolidated real estate venture in which we previously owned a 10% noncontrolling interest, for $128.3 million. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2). As of December 31, 2019, we had two stores under contract for an aggregate purchase price of $57.5 million.

●	Development Activity. During 2019, we completed construction and opened for operation three joint venture properties located in Massachusetts (1), New Jersey (1) and New York (1). As of December 31, 2019, we had five joint venture development properties under construction located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (1) which are expected to be completed by the second quarter of 2021. As of December 31, 2019, we had invested $58.6 million of an expected $131.9 million, related to these five projects.

●	Consolidated Development Joint Venture Buy-outs. During 2019, we acquired the noncontrolling members’ interest in six previously consolidated development joint ventures for an aggregate purchase price of $94.6 million. The stores are located in Massachusetts (1), New Jersey (1) and New York (4) and are wholly-owned by the Company as of December 31, 2019.

●	Store Disposition. On October 7, 2019, we sold a store in Texas for a sales price of approximately $4.1 million. We recorded a $1.5 million gain in connection with the sale.

●	Unconsolidated Real Estate Venture Activity. During 2019, 191 IV CUBE LLC, an unconsolidated real estate venture in which we own a 20% interest, acquired eight stores for an aggregate purchase price of $122.5 million, of which we contributed $10.2 million.

The acquired stores are located in Florida (1), Minnesota (1), Pennsylvania (1) and Texas (5). Additionally, on June 5, 2019, HVP III sold 50 stores located in Florida (3), Georgia (4), Michigan (17), North Carolina (3), South Carolina (15) and Tennessee (8), to an unaffiliated third party buyer for an aggregate sales price of $293.5 million. The venture recorded gains which aggregated to approximately $106.7 million in connection with the sale.

●	Debt Offerings. On January 30, 2019, we issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2029, which bear interest at a rate of 4.375% per annum. Net proceeds from the offering were used to repay all of the outstanding indebtedness under the $200.0 million unsecured term loan portion of our credit facility that was scheduled to mature in January 2019. The remaining proceeds from the offering were used to repay a portion of the outstanding indebtedness under the revolving portion of our credit facility. Additionally, on October 11, 2019, we issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2030 which bear interest at a rate of 3.000% per annum. Net proceeds from the offering were used to repay all of the outstanding indebtedness under the revolving portion of our credit facility and for working capital and other corporate purposes.

●	Credit Facility Amendment. On June 19, 2019, we amended and restated, in its entirety, our credit facility which, subsequent to the amendment and restatement, is comprised of a $750.0 million unsecured revolving facility (the “Revolver”) maturing on June 19, 2024. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.10% over LIBOR, inclusive of a facility fee of 0.15%.

●	Term Loan Repayments. During 2019, we repaid all $200.0 million of outstanding indebtedness under the unsecured term loan portion of our credit facility that was scheduled to mature in January 2019 and all $100.0 million of outstanding indebtedness under the unsecured term loan portion of our term loan facility that was scheduled to mature in January 2020.

●	Mortgage Loan Repayment. During 2019, we repaid one mortgage loan for $9.0 million.

●	At-The-Market Equity Program Activity. During 2019, under our at-the-market equity program, we sold a total of 5.9 million common shares at an average sales price of $33.64 per share, resulting in net proceeds of $196.3 million for the year, after deducting offering costs. As of December 31, 2019, 4.6 million common shares remained available for sale under the program. We used the proceeds from the 2019 sales to fund the acquisition and development of self-storage properties and for general corporate purposes.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — Our operating strategy focuses on maximizing sustainable rents at our stores while achieving and sustaining occupancy targets. We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2020, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future developments or acquisitions.

●	Dispose of stores — During 2020, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund acquisitions within targeted markets.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities. We intend to leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of four senior officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

●	Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores efficiently and within a short period of time. We evaluate both the broader market and the immediate area, typically three miles around the store, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas that we expect will experience growth, including, but not exclusively limited to, the Northeastern and Mid-Atlantic areas of the United States and areas within Arizona, California, Florida, Georgia, Illinois and Texas, and to enter additional markets should suitable opportunities arise.

●	Quality of store — We focus on self-storage properties that have good visibility, ease of access and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

●	Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and the ability to spread our fixed costs across a large base of stores.

Segment

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2019 revenues. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of our total revenues for the year ended December 31, 2019. Our stores in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of our total revenues for each of the years ended December 31, 2018 and 2017.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, with the levels generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2019, our debt to total market capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 23.9% compared to approximately 24.4% as of December 31, 2018. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2019 was approximately 39.0% compared to approximately 37.9% as of December 31, 2018. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes. These capital sources may include existing cash, borrowings under the revolving portion of our credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

Competition

Self-storage properties compete based on a number of factors, including location, rental rates, security, suitability of the store’s design to prospective customers’ needs and the manner in which the store is operated and marketed. In particular, the number of competing self-storage properties in a market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our stores. We believe that the primary competition for potential customers of any of our self-storage properties comes from other self-

storage providers within a three-mile radius of that store. We believe our stores are well-positioned within their respective markets, and we emphasize customer service, convenience, security, professionalism and cleanliness.

Our key competitors include local and regional operators as well as the other public self-storage REITs, including Public Storage, Extra Space Storage Inc. and Life Storage, Inc. These companies, some of which operate significantly more stores than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire stores and reduce the demand for self-storage space at our stores. Nevertheless, we believe that our experience in operating, managing, acquiring, developing and obtaining financing for self-storage properties should enable us to compete effectively.

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

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances, or the failure to properly remediate such substances, when released, may adversely affect the property owner’s ability to sell the real estate or to borrow using the real estate as collateral, and may cause the property owner to incur substantial remediation costs. In addition to claims for cleanup costs, the presence of hazardous substances on a property could result in a claim by a private party for personal injury or a claim by an adjacent property owner or user for property damage. We may also become liable for the costs of removal or remediation of hazardous substances stored at our properties by a customer even though storage of hazardous substances would be without our knowledge or approval and in violation of the customer’s storage lease agreement with us.

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

We have not received notice from any governmental authority of any material noncompliance, claim or liability in connection with any of our stores, nor have we been notified of a claim for personal injury or property damage by a private party in connection with any of our stores relating to environmental conditions.

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

Insurance

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, we use a combination of insurance products to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, general contractors, directors and officers, employee health-care benefits and personal injuries that might be sustained at our stores.

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355. Our telephone number is (610) 535-5000.

Employees

As of December 31, 2019, we employed 3,011 employees, of whom 390 were corporate executive and administrative personnel and 2,621 were property-level personnel. We believe that our relations with our employees are good. Our employees are not unionized.

Available Information

We file registration statements, proxy statements, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. Our internet website address is www.cubesmart.com. You also can obtain on our website, free of charge, copies of our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, after we electronically file such reports or amendments with, or furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each of the committees of our Board — the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee. Copies of each of these documents are also available in print free of charge, upon request by any shareholder. You can obtain copies of these documents by contacting Investor Relations by mail at 5 Old Lancaster Road, Malvern, PA 19355.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates, tax rates and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

It is difficult to determine the breadth and duration of economic and financial market disruptions and the many ways in which they may affect our customers and our business in general. Nonetheless, financial and macroeconomic disruptions could have a significant adverse effect on our sales, profitability and results of operations.

Many states and local jurisdictions are facing severe budgetary problems which may have an adverse impact on our business and financial results.

Many states and jurisdictions are facing severe budgetary problems. Action that may be taken in response to these problems, such as increases in property taxes on commercial properties, changes to sales taxes or other governmental efforts, including mandating medical insurance, paid time off and severance payments for employees, could adversely impact our business and results of operations.

Our financial performance is dependent upon economic and other conditions of the markets in which our stores are located.

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in Florida, New York, Texas and California accounted for approximately 16%, 16%, 10% and 8%, respectively, of our total 2019 revenues. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

Those acquisitions that we do consummate would increase our size and may potentially alter our capital structure. Although we believe that future acquisitions that we complete will enhance our financial performance, the success of acquisitions is subject to the risks that:

●	acquisitions may fail to perform as expected;

●	the actual costs of repositioning or redeveloping acquired properties may be higher than our estimates;

●	we may be unable to obtain acquisition financing on favorable terms;

●	acquisitions may be located in new markets where we may have limited knowledge and understanding of the local economy, an absence of business relationships in the area or an unfamiliarity with local governmental and permitting procedures; and

●	there is only limited recourse, or no recourse, to the former owners of newly acquired properties for unknown or undisclosed liabilities such as the clean-up of undisclosed environmental contamination; claims by customers, vendors or other persons arising on account of actions or omissions of the former owners of the properties; and claims by local governments, adjoining property owners, property owner associations and easement holders for fees, assessments or taxes on other property-related changes. As a result, if a liability were asserted against us based upon ownership of an acquired property, we might be required to pay significant sums to settle it, which could adversely affect our financial results and cash flow.

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

We intend to continue to acquire additional stores. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired store up to the standards established for our intended market position, the performance of the store may be below expectations. Acquired stores may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure that the performance of stores acquired by us will increase or be maintained under our management.

Our development activities may be more costly or difficult to complete than we anticipate.

We intend to continue to develop self-storage properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with development and construction activities include:

●	the unavailability of favorable financing sources in the debt and equity markets;

●	construction cost overruns, including on account of rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;

●	construction delays and failure to achieve target occupancy levels and rental rates, resulting in a lower than projected return on our investment; and

●	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits.

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop stores, satisfy our debt obligations and/or make distributions to shareholders.

We depend on external sources of capital to fund acquisitions and development, to satisfy our debt obligations and to make distributions to our shareholders required to maintain our status as a REIT, and these sources of capital may not be available on favorable terms, if at all. Our access to external sources of capital depends on a number of factors, including the market’s perception of our growth potential, our current and potential future earnings and our ability to continue to qualify as a REIT for federal income tax purposes. If we are unable to obtain external sources of capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt obligations, make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

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

Our stores and any other stores we acquire or develop in the future are, and will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. Our stores are subject to increases in operating expenses such as real estate and other taxes, personnel costs including the cost of providing specific medical coverage and governmental mandated benefits to our employees, utilities, insurance, administrative expenses and costs for repairs and maintenance. If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

We cannot assure our ability to pay dividends in the future.

Historically, we have paid quarterly distributions to our shareholders, and we intend to continue to pay quarterly dividends and to make distributions to our shareholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed. This, along with other factors, should enable us to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividends payment level, and all future distributions will be made at the discretion of our Board. Our ability to pay dividends will depend upon, among other factors:

●	the operational and financial performance of our stores;

●	capital expenditures with respect to existing and newly acquired stores;

●	general and administrative costs associated with our operation as a publicly-held REIT;

●	maintenance of our REIT status;

●	the amount of, and the interest rates on, our debt;

●	the absence of significant expenditures relating to environmental and other regulatory matters; and

●	other risk factors described in this Report.

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

We co-invest with, and we may continue to co-invest with, third parties through joint ventures. In any such joint venture, we may not be in a position to exercise sole decision-making authority regarding the stores owned through joint ventures. Investments in joint ventures may, under certain circumstances, involve risks not present when a third party is not involved, including the possibility that joint venture partners might become bankrupt or fail to fund their share of required capital contributions. Joint venture partners may have business interests or goals that are inconsistent with our business interests or goals and may be in a position to take actions contrary to our policies or objectives. Such investments also have the potential risk of impasse on strategic decisions, such as a sale, in cases where neither we nor the joint venture partner would have full control over the joint venture. In other circumstances, joint venture partners may have the ability without our agreement to make certain major decisions, including decisions about sales, capital expenditures, and/or financing. Any disputes that may arise between us and our joint venture partners could result in litigation or arbitration that could increase our expenses and distract our officers and/or Trustees from focusing their time and effort on our business. In addition, we might in certain circumstances be liable for the actions of our joint venture partners, and the activities of a joint venture could adversely affect our ability to qualify as a REIT, even though we do not control the joint venture.

We face significant competition for customers and acquisition and development opportunities.

Actions by our competitors may decrease or prevent increases of the occupancy and rental rates of our stores. We compete with numerous developers, owners and operators of self-storage properties, including other REITs, as well as on-demand storage providers, some of which own or may in the future own stores similar to ours in the same submarkets in which our stores are located and some of which may have greater capital resources. In addition, due to the relatively low cost of each individual self-storage property, other developers, owners and operators have the capability to build additional stores that may compete with our stores.

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

There are other commercial parties, at both a local and national level, that may assert that our use of our brand names and other intellectual property conflict with their rights to use brand names, internet domains and other intellectual property that they consider to be similar to ours. Any such commercial dispute and related resolution would involve all of the risks described above, including, in particular, our agreement to restrict the use of our brand name or other intellectual property.

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

In order to comply with laws adopted by federal, state or local government or regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements and health care and medical and family leave mandates. In addition, changes in the regulatory environment affecting health care reimbursements, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices.

Potential losses may not be covered by insurance.

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from riots, war or acts of God, and, in some cases, flood and environmental hazards, because such coverage is either not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. If we experience a loss at a store that is uninsured or that exceeds policy limits, we could lose the capital invested in that store as well as the anticipated future cash flows from that store. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a store after it has been damaged or destroyed. In addition, if the damaged stores are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these stores were irreparably damaged.

Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, general contractors, directors and officers, employee health-care benefits and personal injuries that might be sustained at our stores. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience and actuarial assumptions. Our results of operations could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

Our insurance coverage may not comply with certain loan requirements.

Certain of our stores serve as collateral for our mortgage-backed debt, some of which we assumed in connection with our acquisition of stores and requires us to maintain insurance, deductibles, retentions and other policy terms at levels that are not commercially reasonable in the current insurance environment. We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants. If we cannot comply with a lender’s requirements, the lender could declare a default, which could affect our ability to obtain future financing and have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing. In addition, we may be required to self-insure against certain losses or our insurance costs may increase.

Potential liability for environmental contamination could result in substantial costs.

We are subject to federal, state and local environmental regulations that apply generally to the ownership of real property and the operation of self-storage properties. If we fail to comply with those laws, we could be subject to significant fines or other governmental sanctions.

Under various federal, state and local laws, ordinances and regulations, an owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at a property and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with contamination. Such liability may be imposed whether or not the owner or operator knew of, or was responsible for, the presence of these hazardous or toxic substances. The cost of investigation, remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to properly remediate such substances, may adversely affect our ability to sell or rent such property or to borrow using such property as collateral. In addition, in connection with the ownership, operation and management of properties, we are potentially liable for property damage or injuries to persons and property.

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

Under the ADA, all places of public accommodation are required to meet federal requirements related to access and use by disabled persons. A number of other federal, state and local laws may also impose access and other similar requirements at our properties or websites. A failure to comply with the ADA or similar state or local requirements could result in the governmental imposition of fines or the award of damages to private litigants affected by the noncompliance. Although we believe that our properties and websites comply in all material respects with these requirements (or would be eligible for applicable exemptions from material requirements because of adaptive assistance provided), a determination that one or more of our properties or websites is not in compliance with the ADA or similar state or local requirements would result in the incurrence of additional costs associated with bringing the properties or websites into compliance. If we are required to make substantial modifications to comply with the ADA or similar state or local requirements, we may be required to incur significant unanticipated expenditures, which could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

Privacy concerns could result in regulatory changes that may harm our business.

Personal privacy has become a significant issue in the jurisdictions in which we operate. Many jurisdictions in which we operate, including California and New York, have imposed restrictions and requirements on the use of personal information by those collecting such information. The regulatory framework for privacy issues is rapidly evolving and future enactment of more restrictive laws, rules or regulations and/or future enforcement actions or investigations could have a materially adverse impact on us through increased costs or restrictions on our business. Failure to comply with such laws and regulations could result in consent orders or regulatory penalties and significant legal liability, including fines, which could damage our reputation and have an adverse effect on our results of operations or financial condition.

We face system security risks as we depend upon automated processes and the internet, which could damage our reputation, cause us to incur substantial additional costs and become subject to litigation if our systems or processes are penetrated.

We are increasingly dependent upon automated information technology processes and internet commerce, and many of our new customers come from the telephone or over the internet. Moreover, the nature of our business involves the receipt and retention of personal information about our customers. We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate our confidential information, create system disruptions or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our stores.

If we are unable to attract and retain team members or contract with third parties having the specialized skills or technologies needed to support our systems, implement improvements to our customer-facing technology in a timely manner, allow accurate visibility to product availability when customers are ready to rent, quickly and efficiently fulfill our customers rental and payment methods they demand or provide a convenient and consistent experience for our customers regardless of the ultimate sales channel, our ability to compete and our results of operations could be adversely affected.

Terrorist attacks, active shooter incidents and other acts of violence or war may adversely impact our performance and may affect the markets on which our securities are traded.

Terrorist attacks at or against our stores, the United States or our interests, may negatively impact our operations and the value of our securities. Attacks, armed conflicts or active-shooter situations could negatively impact the demand for self-storage and increase the cost of insurance coverage for our stores, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks, armed conflicts or active-shooter situations could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

Risks Related to the Real Estate Industry

Our performance and the value of our self-storage properties are subject to risks associated with our properties and with the real estate industry.

Our rental revenues, operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our stores do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:

●	downturns in the national, regional and local economic climate;

●	local or regional oversupply, increased competition or reduction in demand for self-storage space;

●	vacancies or changes in market rents for self-storage space;

●	inability to collect rent from customers;

●	increased operating costs, including maintenance, personnel, insurance premiums, customer acquisition costs and real estate taxes;

●	changes in interest rates and availability of financing;

●	hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts or acts of war that may result in uninsured or underinsured losses;

●	significant expenditures associated with acquisitions and development projects, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;

●	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and

●	the relative illiquidity of real estate investments.

In addition, prolonged periods of economic slowdown or recession, rising interest rates, declining demand for self-storage or the public perception that any of these events may occur, could result in a general decline in rental revenues, which could impair our ability to satisfy our debt service obligations and to make distributions to our shareholders.

Rental revenues are significantly influenced by demand for self-storage space generally, and a decrease in such demand would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio.

Because our real estate portfolio consists primarily of self-storage properties, we are subject to risks inherent in investments in a single industry. A decrease in the demand for self-storage space would have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Demand for self-storage space could be adversely affected by weakness in the national, regional and local economies, changes in supply of, or demand for, similar or competing self-storage properties in an area and the excess amount of self-storage space in a particular market. To the extent that any of these conditions occur, they are likely to affect market rents for self-storage space, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy debt service obligations and make distributions to our shareholders.

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

The TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the TCJA made changes to the number of provisions of the Code that may affect the taxation of REITs and their security holders. While the changes in the TCJA generally appear to be favorable with respect to REITs, certain changes to the U.S. federal income tax laws enacted by the TCJA could have a material and adverse effect on us. For example, certain changes in law pursuant to the TCJA could reduce the relative competitive advantage of operating as a REIT as compared with operating as a C corporation, including by:

●	reducing the rate of tax applicable to individuals and C corporations, which could reduce the relative attractiveness of the generally single level of taxation on REIT distributions;

●	permitting immediate expensing of capital expenditures, which could likewise reduce the relative attractiveness of the REIT taxation regime; and

●	limiting the deductibility of interest expense, which could increase the distribution requirement of REITs.

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

Certain of our mortgages, bank loans and unsecured debt (including our senior notes) will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.” We may not have the cash resources available to repay those amounts, and we may have to raise funds for such repayment either through the issuance of equity or debt securities, additional bank borrowings (which may include extension of maturity dates), joint ventures or asset sales. Furthermore, we are restricted from incurring certain additional indebtedness and making certain other changes to our capital and debt structure under the terms of the senior notes and the indenture governing the senior notes.

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

Our Credit Facility (defined below) contains (and any new or amended facility we may enter into from time to time will likely contain) customary affirmative and negative covenants, including financial covenants that, among other things, require us to comply with certain liquidity and other tests. Our ability to borrow under the Credit Facility is (and any new or amended facility we may enter into from time to time will be) subject to compliance with such financial and other covenants. In the event that we fail to satisfy these covenants, we would be in default under the Credit Facility and may be required to repay such debt with capital from other sources. Under such circumstances, other sources of debt or equity capital may not be available to us, or may be available only on unattractive terms. Moreover, the presence of such covenants in our credit agreements could cause us to operate our business with a view toward compliance with such covenants, which might not produce optimal returns for shareholders. Similarly, the indenture under which we have issued unsecured senior notes contains customary financial covenants, including limitations on incurrence of additional indebtedness.

Increases in interest rates on variable-rate indebtedness would increase our interest expense, which could adversely affect our cash flow and ability to make distributions to shareholders. Rising interest rates could also restrict our ability to refinance existing debt when it matures. In addition, an increase in interest rates could decrease the amounts that third parties are willing to pay for our assets, thereby limiting our ability to alter our portfolio promptly in relation to economic or other conditions.

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

As of December 31, 2019, we did not have any outstanding debt that was indexed to the London Interbank Offered Rate (“LIBOR”), however future borrowings under our Revolver are subject to variable interest rates based on LIBOR. On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. It is not possible to predict the further effect of the FCA’s announcement, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, ICE Benchmark Administration Limited, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our debt which is indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Risks Related to our Organization and Structure

We are dependent upon our senior management team whose continued service is not guaranteed.

Our executive team, including our named executive officers, has extensive self-storage, real estate and public company experience. Our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer are parties to the Company’s executive severance plan, however, we cannot provide assurance that any of them will remain in our employment. The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2019, we had 2,621 property-level personnel involved in the management and operation of our stores. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores. We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

Certain provisions of Maryland law may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then-prevailing market price of those shares, including:

●	“business combination moratorium/fair price” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes stringent fair price and super-majority shareholder voting requirements on these combinations; and

●	“control share” provisions that provide that “control shares” of our company (defined as shares which, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing Trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares” from a party other than the issuer) have no voting rights except to the extent approved by our shareholders by the affirmative vote of at least two thirds of all the votes entitled to be cast on the matter, excluding all interested shares, and are subject to redemption in certain circumstances.

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

Our declaration of trust permits our Board to issue up to 40,000,000 preferred shares, having those preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications or terms or conditions of redemption as determined by our Board. In addition, our Board may reclassify any unissued common shares into one or more classes or series of preferred shares. Thus, our Board could authorize, without shareholder approval, the issuance of preferred shares with terms and conditions that could have the effect of discouraging a takeover or other transaction in which holders of some or a majority of our shares might receive a premium for their shares over the then-prevailing market price of our shares. We currently do not expect that the Board would require shareholder approval prior to such a preferred issuance. In addition, any preferred shares that we issue would rank senior to our common shares with respect to the payment of distributions, in which case we could not pay any distributions on our common shares until full distributions have been paid with respect to such preferred shares.

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

Many factors could have an adverse effect on the market value of our securities.

A number of factors might adversely affect the price of our securities, many of which are beyond our control. These factors include:

●	increases in market interest rates, relative to the dividend yield on our shares. If market interest rates go up, prospective purchasers of our securities may require a higher yield. Higher market interest rates would not, however, result in more funds for us to distribute and, to the contrary, would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of our equity securities to go down;

●	anticipated benefit of an investment in our securities as compared to investment in securities of companies in other industries (including benefits associated with tax treatment of dividends and distributions);

●	perception by market professionals of REITs generally and REITs comparable to us in particular;

●	level of institutional investor interest in our securities;

●	relatively low trading volumes in securities of REITs;

●	our results of operations and financial condition;

●	investor confidence in the stock market generally; and

●	additions and departures of key personnel.

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

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2017 and December 31, 2019, the closing price per share of our common shares has ranged from a high of $36.31 (on September 4, 2019) to a low of $22.94 (on July 10, 2017). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2019, we owned 523 self-storage properties that contain approximately 36.6 million rentable square feet and are located in 24 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2019.

			Total	% of Total
	Number of		Rentable	Rentable	Period-end
State	Stores	Cubes	Square Feet	Square Feet	Occupancy

Florida	85	61,362	6,322,178	17.2%	90.9%
Texas	66	39,280	4,642,072	12.6%	90.4%
New York	48	64,397	3,664,270	9.9%	84.3%
California	43	29,439	3,124,044	8.5%	91.1%
Illinois	42	25,265	2,695,389	7.4%	91.7%
Arizona	31	17,700	1,905,617	5.2%	91.9%
New Jersey	26	18,422	1,809,740	4.9%	87.5%
Georgia	20	12,426	1,454,927	4.0%	87.3%
Maryland	17	13,998	1,399,402	3.8%	89.7%
Ohio	20	11,069	1,290,003	3.5%	91.4%
Connecticut	22	10,718	1,190,691	3.3%	91.7%
Massachusetts	19	11,969	1,172,820	3.2%	83.0%
Virginia	10	7,903	787,595	2.2%	90.2%
North Carolina	11	6,651	760,177	2.1%	88.1%
Tennessee	9	5,631	755,515	2.1%	88.6%
Colorado	11	6,020	697,299	1.9%	89.5%
Nevada	8	5,127	643,062	1.8%	91.6%
Pennsylvania	9	6,057	611,007	1.7%	90.1%
South Carolina	8	3,873	432,419	1.2%	88.1%
Washington D.C.	5	5,296	409,850	1.1%	82.7%
Rhode Island	4	2,010	245,545	0.7%	89.9%
Utah	4	2,308	239,198	0.7%	90.4%
New Mexico	3	1,683	182,261	0.5%	93.0%
Minnesota	1	1,033	100,928	0.3%	88.0%
Indiana	1	578	67,600	0.2%	89.0%
Total/Weighted average	523	370,215	36,603,609	100.0%	89.5%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot and total revenues for our stores owned as of December 31, 2019, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired - Average Occupancy

		Rentable	Average Occupancy
Year Acquired (1)	# of Stores	Square Feet	2019	2018	2017

2016 and earlier	472	32,856,176	92.1%	92.0%	91.7%
2017	9	762,926	68.3%	45.9%	39.1%
2018	11	994,243	66.1%	56.7%	—
2019	31	1,990,264	74.2%	—	—
All stores owned as of December 31, 2019	523	36,603,609	90.4%	90.6%	91.3%

Stores by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Stores	2019	2018	2017

2016 and earlier	472	$17.76	$17.44	$16.83
2017	9	21.14	19.99	19.11
2018	11	22.69	24.76	—
2019	31	15.18	—	—
All stores owned as of December 31, 2019	523	$17.80	$17.59	$16.85

Stores by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Stores	2019	2018	2017

2016 and earlier	472	$570,381	$557,719	$535,552
2017	9	11,865	7,563	2,102
2018	11	15,730	4,137	—
2019	31	11,841	—	—
All stores owned as of December 31, 2019	523	$609,817	$569,419	$537,654
(1)	Represents the year acquired for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $21.5 million, $19.9 million and $18.2 million for the periods ended December 31, 2019, 2018 and 2017, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2019, we held common ownership interests ranging from 10% to 50% in three unconsolidated real estate ventures for an aggregate investment balance of $91.1 million. We formed interests in these real estate ventures with unaffiliated third parties to acquire, own and operate self-storage properties in select markets. As of December 31, 2019, these three unconsolidated real estate ventures owned 69 self-storage properties that contain an aggregate of approximately 4.8 million net rentable square feet. The self-storage properties owned by these three real estate ventures are managed by us and are located in Arizona (2), Connecticut (5), Florida (4), Georgia (2), Maryland (1), Massachusetts (6), Minnesota (1), North Carolina (1), Pennsylvania (1), Rhode Island (2), Texas (42) and Vermont (2).

On September 5, 2018, we invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties that contain an aggregate of approximately 1.6 million net rentable square feet. The stores owned by Capital Storage are located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earn an 11% cumulative dividend prior to any other distributions.

Each of these ventures has assets and liabilities that we do not consolidate in our financial statements.

We account for our investments in real estate ventures using the equity method when it is determined that we have the ability to exercise significant influence over the venture. See note 5 to the consolidated financial statements for further disclosure regarding the assets, liabilities and operating results of our unconsolidated real estate ventures which we account for using the equity method of accounting.

Capital Expenditures

We have a capital improvement program that includes office upgrades, adding climate control to select cubes, construction of parking areas and other store upgrades. For 2020, we anticipate spending approximately $24.0 million to $29.0 million associated with these capital expenditures. For 2020, we also anticipate spending approximately $14.0 million to $19.0 million on recurring capital expenditures and approximately $39.0 million to $54.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common and Preferred Shares

The following table provides information about repurchases of the Parent Company’s common and preferred shares during the three months ended December 31, 2019:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	318	$34.44	N/A	3,000,000
November 1 - November 30	37	$31.04	N/A	3,000,000
December 1 - December 31	221	$30.61	N/A	3,000,000
Total	576	$32.75	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Market Information for and Holders of Record of Common Shares

As of December 31, 2019, there were 136 registered record holders of the Parent Company’s common shares and 15 holders (other than the Parent Company) of the Operating Partnership’s common units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Parent Company’s dividends for 2019 consisted of a 78.413% ordinary income distribution, a 5.207% capital gain distribution and a 16.380% return of capital distribution from earnings and profits.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

On October 30, 2019, the Operating Partnership entered into an agreement to acquire a self-storage property located in California for $18.5 million, and agreed to fund a portion of the acquisition price in the form of common units, designated Class B Units. On December 16, 2019, the Operating Partnership closed on the acquisition and funded approximately $3.6 million of the acquisition price through the issuance of 106,738 common units. Following a 13-month lock-up period, the holder may tender the common units for redemption by the Operating Partnership for a cash amount per common unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each common unit tendered for redemption. The common units were sold to accredited investors unaffiliated with the Company in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Securities Authorized Under Equity Compensation Plans

Other information about our equity compensation plans is incorporated herein by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2014 and ending December 31, 2019.

Total Return Performance
CubeSmart
S&P 500 Index
Russell 2000 Index
NAREIT All Equity REIT Index
Index Value
200
150
100
50
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	For the year ended December 31,
Index	2014	2015	2016	2017	2018	2019
CubeSmart	100.00	142.43	128.41	144.74	149.64	168.95
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
NAREIT All Equity REIT Index	100.00	102.83	111.70	121.39	116.48	149.86

ITEM 6.  SELECTED FINANCIAL DATA

CUBESMART

The following table sets forth selected financial and operating data on a historical consolidated basis for the Parent Company. The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2019 are derived from the Parent Company’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, and the report thereon, are included herein. The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, the related notes and the independent registered public accounting firm’s report. The other data presented below is not derived from the audited financial statements included herein.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Parent Company and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
REVENUES
Rental income	$552,404	$517,535	$489,043	$449,601	$392,476
Other property related income	67,558	60,156	55,001	50,255	45,189
Property management fee income	23,953	20,253	14,899	10,183	6,856
Total revenues	643,915	597,944	558,943	510,039	444,521
OPERATING EXPENSES
Property operating expenses	209,739	196,866	181,508	165,847	153,172
Depreciation and amortization	163,547	143,350	145,681	161,865	151,789
General and administrative	38,560	37,712	34,745	32,823	28,371
Acquisition related costs	—	—	1,294	6,552	3,301
Total operating expenses	411,846	377,928	363,228	367,087	336,633
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(72,525)	(62,132)	(56,952)	(50,399)	(43,736)
Loan procurement amortization expense	(2,819)	(2,313)	(2,638)	(2,577)	(2,324)
Equity in earnings (losses) of real estate ventures	11,122	(865)	(1,386)	(2,662)	(411)
Gains from sale of real estate, net	1,508	10,576	—	—	17,567
Other	1,416	206	872	1,062	(228)
Total other expense	(61,298)	(54,528)	(60,104)	(54,576)	(29,132)
NET INCOME	170,771	165,488	135,611	88,376	78,756
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,708)	(1,820)	(1,593)	(941)	(960)
Noncontrolling interest in subsidiaries	54	221	270	470	(84)
NET INCOME ATTRIBUTABLE TO THE COMPANY	169,117	163,889	134,288	87,905	77,712
Distribution to preferred shareholders	—	—	—	(5,045)	(6,008)
Preferred share redemption charge	—	—	—	(2,937)	—
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$169,117	$163,889	$134,288	$79,923	$71,704

Basic earnings per share attributable to common shareholders	$0.89	$0.89	$0.74	$0.45	$0.43
Diluted earnings per share attributable to common shareholders	$0.88	$0.88	$0.74	$0.45	$0.42

Weighted average basic shares outstanding (1)	190,874	184,653	180,525	178,246	168,640
Weighted average diluted shares outstanding (1)	191,576	185,495	181,448	179,533	170,191

	December 31,
	2019	2018	2017	2016	2015

Balance Sheet Data (in thousands):
Storage properties, net	$3,774,485	$3,600,968	$3,408,790	$3,326,816	$2,872,983
Total assets	4,029,545	3,752,972	3,545,336	3,475,028	3,104,164
Unsecured senior notes, net	1,835,725	1,143,524	1,142,460	1,039,076	741,904
Revolving credit facility	—	195,525	81,700	43,300	—
Unsecured term loans, net	—	299,799	299,396	398,749	398,183
Mortgage loans and notes payable, net	96,040	108,246	111,434	114,618	111,455
Total liabilities	2,160,121	1,980,704	1,855,646	1,759,384	1,393,183
Noncontrolling interests in the Operating Partnership	62,088	55,819	54,320	54,407	66,128
Total CubeSmart shareholders' equity	1,799,346	1,709,678	1,629,134	1,655,382	1,643,327
Noncontrolling interests in subsidiaries	7,990	6,771	6,236	5,855	1,526
Total liabilities and equity	4,029,545	3,752,972	3,545,336	3,475,028	3,104,164

Other Data:
Number of stores	523	493	484	475	445
Total rentable square feet (in thousands)	36,604	34,619	33,760	32,858	30,361
Occupancy percentage	89.5%	89.0%	89.2%	89.7%	90.2%
Cash dividends declared per common share (2)	$1.29	$1.22	$1.11	$0.90	$0.69

(1)	OP units have been excluded from the earnings per share calculations as the related income or loss is presented in noncontrolling interests in the Operating Partnership.

(2)	We announced full quarterly dividends of $0.16 and $0.484 per common and preferred share, respectively, on February 24, 2015, May 27, 2015 and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred share, respectively, on December 10, 2015, February 16, 2016, June 1, 2016 and August 2, 2016; dividends of $0.174 per preferred share on September 2, 2016; dividends of $0.27 per common share on December 15, 2016, February 14, 2017, May 31, 2017 and July 25, 2017; dividends of $0.30 per common share on December 14, 2017, February 13, 2018, May 30, 2018 and August 7, 2018; dividends of $0.32 per common share on December 13, 2018, February 19, 2019, May 14, 2019 and July 23, 2019; and dividends of $0.33 per common share on December 12, 2019.

CUBESMART, L.P.

The following table sets forth selected financial and operating data on a historical consolidated basis for the Operating Partnership. The selected historical financial data as of and for each of the years in the five-year period ended December 31, 2019 are derived from the Operating Partnership’s consolidated financial statements, which financial statements have been audited by KPMG LLP, an independent registered public accounting firm. The consolidated financial statements as of December 31, 2019 and 2018, and for each of the years in the three-year period ended December 31, 2019, and the report thereon, are included herein. The selected data should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019, the related notes and the independent registered public accounting firm’s report. The other data presented below is not derived from the audited financial statements included herein.

The following data should be read in conjunction with the audited financial statements and notes thereto of the Operating Partnership and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report.

	For the year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per unit data)
REVENUES
Rental income	$552,404	$517,535	$489,043	$449,601	$392,476
Other property related income	67,558	60,156	55,001	50,255	45,189
Property management fee income	23,953	20,253	14,899	10,183	6,856
Total revenues	643,915	597,944	558,943	510,039	444,521
OPERATING EXPENSES
Property operating expenses	209,739	196,866	181,508	165,847	153,172
Depreciation and amortization	163,547	143,350	145,681	161,865	151,789
General and administrative	38,560	37,712	34,745	32,823	28,371
Acquisition related costs	—	—	1,294	6,552	3,301
Total operating expenses	411,846	377,928	363,228	367,087	336,633
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(72,525)	(62,132)	(56,952)	(50,399)	(43,736)
Loan procurement amortization expense	(2,819)	(2,313)	(2,638)	(2,577)	(2,324)
Equity in earnings (losses) of real estate ventures	11,122	(865)	(1,386)	(2,662)	(411)
Gains from sale of real estate, net	1,508	10,576	—	—	17,567
Other	1,416	206	872	1,062	(228)
Total other expense	(61,298)	(54,528)	(60,104)	(54,576)	(29,132)
NET INCOME	170,771	165,488	135,611	88,376	78,756
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	54	221	270	470	(84)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	170,825	165,709	135,881	88,846	78,672
Operating Partnership interests of third parties	(1,708)	(1,820)	(1,593)	(941)	(960)
NET INCOME ATTRIBUTABLE TO OPERATING PARTNER	169,117	163,889	134,288	87,905	77,712
Distribution to preferred unitholders	—	—	—	(5,045)	(6,008)
Preferred unit redemption charge	—	—	—	(2,937)	—
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$169,117	$163,889	$134,288	$79,923	$71,704

Basic earnings per unit attributable to common unitholders	$0.89	$0.89	$0.74	$0.45	$0.43
Diluted earnings per unit attributable to common unitholders	$0.88	$0.88	$0.74	$0.45	$0.42

Weighted average basic units outstanding (1)	190,874	184,653	180,525	178,246	168,640
Weighted average diluted units outstanding (1)	191,576	185,495	181,448	179,533	170,191

	December 31,
	2019	2018	2017	2016	2015

Balance Sheet Data (in thousands):
Storage properties, net	$3,774,485	$3,600,968	$3,408,790	$3,326,816	$2,872,983
Total assets	4,029,545	3,752,972	3,545,336	3,475,028	3,104,164
Unsecured senior notes, net	1,835,725	1,143,524	1,142,460	1,039,076	741,904
Revolving credit facility	—	195,525	81,700	43,300	—
Unsecured term loans, net	—	299,799	299,396	398,749	398,183
Mortgage loans and notes payable, net	96,040	108,246	111,434	114,618	111,455
Total liabilities	2,160,121	1,980,704	1,855,646	1,759,384	1,393,183
Operating Partnership interests of third parties	62,088	55,819	54,320	54,407	66,128
Total CubeSmart L.P. Capital	1,799,346	1,709,678	1,629,134	1,655,382	1,643,327
Noncontrolling interests in subsidiaries	7,990	6,771	6,236	5,855	1,526
Total liabilities and capital	4,029,545	3,752,972	3,545,336	3,475,028	3,104,164

Other Data:
Number of stores	523	493	484	475	445
Total rentable square feet (in thousands)	36,604	34,619	33,760	32,858	30,361
Occupancy percentage	89.5%	89.0%	89.2%	89.7%	90.2%
Cash dividends declared per common unit (2)	$1.29	$1.22	$1.11	$0.90	$0.69

(1)	OP units have been excluded from the earnings per unit calculations as the related income or loss is presented in Operating Partnership interest of third parties.

(2)	We announced full quarterly dividends of $0.16 and $0.484 per common and preferred unit, respectively, on February 24, 2015, May 27, 2015 and August 4, 2015; dividends of $0.21 and $0.484 per common and preferred unit, respectively, on December 10, 2015, February 16, 2016, June 1, 2016 and August 2, 2016; dividends of $0.174 per preferred unit on September 2, 2016; dividends of $0.27 per common unit on December 15, 2016, February 14, 2017, May 31, 2017 and July 25, 2017; dividends of $0.30 per common unit on December 14, 2017, February 13, 2018, May 30, 2018 and August 7, 2018; dividends of $0.32 per common unit on December 13, 2018, February 19, 2019, May 14, 2019 and July 23, 2019; and dividends of $0.33 per common unit on December 12, 2019.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2019 and December 31, 2018, we owned 523 self-storage properties totaling approximately 36.6 million rentable square feet and 493 self-storage properties totaling approximately 34.6 million rentable square feet, respectively. As of December 31, 2019, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2019, we managed 649 stores for third parties (including 91 stores containing an aggregate of approximately 6.3 million net rentable square feet as part of four separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,172. As of December 31, 2019, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

We derive revenues principally from rents received from customers who rent cubes at our self-storage properties under month-to-month leases. Therefore, our operating results depend materially on our ability to retain our existing customers and lease our available self-storage cubes to new customers while maintaining and, where possible, increasing our pricing levels. In addition, our operating results depend on the ability of our customers to make required rental payments to us. Our approach to the management and operation of our stores combines centralized marketing, revenue management and other operational support with local operations teams that provide market-level oversight and management. We believe this approach allows us to respond quickly and effectively to changes in local market conditions and maximize revenues by managing rental rates and occupancy levels.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10%, and 8%, respectively, of total revenues for the year ended December 31, 2019.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance to determine whether a general partner, or the general partners as a group, control a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have substantive participating rights, or the ability to dissolve the entity or remove the Company without cause.

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation. Depreciation on the buildings, improvements and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values.

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. The Company allocates a portion of the purchase price to an intangible asset attributable to the value of in-place leases. This intangible asset is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date no portion of the purchase price has been allocated to above- or below-market lease intangibles. To date, no intangible asset has been recorded for the value of customer relationships because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2019, 2018 and 2017.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2019.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2019, 2018 and 2017.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2019, we owned 466 same-store properties and 57 non same-store properties. All of the non same-store properties were 2018 and 2019 acquisitions, dispositions, developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2019, 2018 and 2017, we owned 523, 493 and 484 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2017 through December 31, 2019:

	2019	2018	2017
Balance - January 1	493	484	475
Stores acquired	1	1	—
Stores developed	—	—	1
Balance - March 31	494	485	476
Stores acquired	21	1	3
Stores developed	2	—	—
Stores combined (1)	(1)	—	(1)
Balance - June 30	516	486	478
Stores acquired	2	3	—
Stores developed	1	1	2
Balance - September 30	519	490	480
Stores acquired	5	5	4
Stores developed	—	—	1
Stores combined (1)	—	—	(1)
Stores sold	(1)	(2)	—
Balance - December 31	523	493	484

(1)	On May 16, 2017, October 2, 2017 and May 24, 2019, we acquired stores located in Sacramento, CA, Keller, TX and Tempe, AZ for approximately $3.7 million, $4.1 million and $1.6 million, respectively. In each case, the store acquired is located directly adjacent to an existing wholly-owned store. Given their proximity to each other, each acquired store has been combined with the existing adjacent store in our store count, as well as for operational and reporting purposes.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2019	2018	(Decrease)	Change	2019	2018	2019	2018	2019	2018	(Decrease)	Change
REVENUES:
Rental income	$508,696	$499,729	$8,967	1.8%	$43,708	$17,806	$—	$—	$552,404	$517,535	$34,869	6.7%
Other property related income	53,130	51,490	1,640	3.2%	5,139	2,503	9,289	6,163	67,558	60,156	7,402	12.3%
Property management fee income	—	—	—	0.0%	—	—	23,953	20,253	23,953	20,253	3,700	18.3%
Total revenues	561,826	551,219	10,607	1.9%	48,847	20,309	33,242	26,416	643,915	597,944	45,971	7.7%

OPERATING EXPENSES:
Property operating expenses	164,616	158,307	6,309	4.0%	19,430	9,776	25,693	28,783	209,739	196,866	12,873	6.5%
NET OPERATING INCOME (LOSS):	397,210	392,912	4,298	1.1%	29,417	10,533	7,549	(2,367)	434,176	401,078	33,098	8.3%

Store count	466	466			57	27			523	493
Total square footage	32,377	32,377			4,227	2,242			36,604	34,619
Period end occupancy (1)	91.2%	91.1%			75.8%	58.9%			89.5%	89.0%
Period average occupancy (2)	92.4%	92.4%
Realized annual rent per occupied sq. ft. (3)	$17.01	$16.70

Depreciation and amortization									163,547	143,350	20,197	14.1%
General and administrative									38,560	37,712	848	2.2%
Subtotal									202,107	181,062	21,045	11.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(72,525)	(62,132)	(10,393)	(16.7)%
Loan procurement amortization expense									(2,819)	(2,313)	(506)	(21.9)%
Equity in earnings (losses) of real estate ventures									11,122	(865)	11,987	1,385.8%
Gains from sale of real estate, net									1,508	10,576	(9,068)	(85.7)%
Other									1,416	206	1,210	587.4%
Total other expense									(61,298)	(54,528)	(6,770)	(12.4)%
NET INCOME									170,771	165,488	5,283	3.2%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,708)	(1,820)	112	6.2%
Noncontrolling interests in subsidiaries									54	221	(167)	(75.6)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$169,117	$163,889	$5,228	3.2%
(1)	Represents occupancy as of December 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $517.5 million in 2018 to $552.4 million in 2019, an increase of $34.9 million, or 6.7%. The $9.0 million increase in same-store rental income was due primarily to higher rental rates. Realized annual rent per square foot on our same-store portfolio increased 1.9% as a result of higher rental rates for new and existing customers in 2019 as compared to 2018. The remaining increase was primarily attributable to $25.9 million of additional rental income from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio.

Other property related income increased from $60.2 million in 2018 to $67.6 million in 2019, an increase of $7.4 million, or 12.3%. The $1.6 million increase in same-store other property related income was mainly attributable to increased customer insurance participation. The remainder of the increase was attributable to $2.6 million of additional other property related income derived from the stores acquired or opened in 2018 and 2019 included in our non-same store portfolio and $3.1 million resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $20.3 million in 2018 to $24.0 million in 2019, an increase of $3.7 million, or 18.3%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (649 stores as of December 31, 2019 compared to 593 stores as of December 31, 2018) and higher revenue at these managed stores.

Operating Expenses

Property operating expenses increased from $196.9 million in 2018 to $209.7 million in 2019, an increase of $12.9 million, or 6.5%. This increase was primarily attributable to a $6.3 million increase in property operating expenses on the same-store portfolio primarily due to higher property taxes and personnel expenses. The remainder of the increase was attributable to $9.7 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $143.4 million in 2018 to $163.5 million in 2019, an increase of $20.2 million, or 14.1%. This increase was primarily attributable to depreciation and amortization expense related to stores acquired and developed during 2018 and 2019.

Other (expense) income

Interest expense increased from $62.1 million in 2018 to $72.5 million in 2019, an increase of $10.4 million, or 16.7%. The increase was attributable to a higher amount of outstanding debt during 2019 compared to 2018, and higher interest rates during 2019. The average outstanding debt balance increased $163.5 million to $1,854.4 million during 2019 as compared to $1,690.9 million during 2018 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on our outstanding debt increased from 3.93% during 2018 to 4.06% during 2019.

Equity in earnings (losses) of real estate ventures increased $12.0 million from 2018 to 2019. The change was mainly driven by our share of the gains attributable to HVP III, a real estate venture in which we previously owned a 10% interest. The gains were recorded in connection with HVP III’s sale of 50 properties during 2019, prior to the Company’s acquisition of its partner’s 90% interest in the venture.

Gains from sale of real estate, net were $1.5 million in 2019 compared to $10.6 million in 2018, a decrease of $9.1 million. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Other income increased $1.2 million from 2018 to 2019, primarily due to fees earned in connection with joint venture property transactions that occurred during 2019.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loan procurement amortization expense — early repayment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense and deducting from net income (loss): gains from sale of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO

Funds from operations (“FFO”) is a widely used performance measure for real estate companies and is provided here as a supplemental measure of operating performance. The April 2002 National Policy Bulletin of the National Association of Real Estate Investment Trusts, as amended and restated, defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate and related impairment charges, plus real estate depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

Management uses FFO as a key performance indicator in evaluating the operations of our stores. Given the nature of our business as a real estate owner and operator, we consider FFO a key measure of our operating performance that is not specifically defined by accounting principles generally accepted in the United States. We believe that FFO is useful to management and investors as a starting point in measuring our operational performance because FFO excludes various items included in net income that do not relate to or are not indicative of our operating performance such as gains (or losses) from sales of real estate, gains from remeasurement of investments in real estate ventures, impairments of depreciable assets and depreciation, which can make periodic and peer analyses of operating performance more difficult. Our computation of FFO may not be comparable to FFO reported by other REITs or real estate companies.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2019 and 2018:

	For the year ended December 31,
	2019	2018
	(dollars in thousands)
Net income attributable to the Company’s common shareholders	$169,117	$163,889

Add (deduct):
Real estate depreciation and amortization:
Real property	160,485	140,538
Company’s share of unconsolidated real estate ventures	7,052	10,286
Gains from sale of real estate, net (1)	(12,175)	(10,576)
Noncontrolling interests in the Operating Partnership	1,708	1,820
FFO attributable to common shareholders and OP unitholders	$326,187	$305,957

Add:
Loan procurement amortization expense - early repayment of debt	141	—
Loss related to settlement of legal action (2)	—	1,828
FFO, as adjusted, attributable to common shareholders and OP unitholders	$326,328	$307,785

Weighted average diluted shares outstanding	191,576	185,495
Weighted average diluted units outstanding	1,886	2,021
Weighted average diluted shares and units outstanding	193,462	187,516

(1)	The year ended December 31, 2019 includes $10.7 million of gains from sale of real estate, net that are included in the Company’s share of equity in earnings of real estate ventures.

(2)	Loss related to settlement of legal action for the year ended December 31, 2018, represents a charge related to a settlement agreement for a class action alleging violations of a state specific deceptive and unfair trade practices act.

Cash Flows

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2019 and 2018 is as follows:

	For the year ended December 31,
Net cash provided by (used in):	2019	2018	Change
	(in thousands)

Operating activities	$331,768	$304,335	$27,433
Investing activities	$(375,664)	$(322,259)	$(53,405)
Financing activities	$95,855	$15,248	$80,607

Cash provided by operating activities for the years ended December 31, 2019 and 2018 was $331.8 million and $304.3 million, respectively, reflecting an increase of $27.4 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2018 and 2019, as well as increased net operating income levels on the same-store portfolio in 2019 as compared to 2018.

Cash used in investing activities increased from $322.3 million in 2018 to $375.7 million in 2019, reflecting an increase of $53.4 million. The change was primarily driven by an increase in cash used for acquisitions of storage properties and the remaining interest in HVP III, a previously unconsolidated real estate venture. Including the HVP III membership interest acquisition, cash used during 2019 related to the acquisition of 29 stores for an aggregate net purchase price of $238.3 million, inclusive of $3.6 million of OP units issued, while cash used during 2018 related to the acquisition of ten stores for an aggregate purchase price of $227.5 million, inclusive of $7.2 million of assumed debt and $4.8 million of OP units issued. Additionally, there was a $16.7 million increase in development costs from the 2018 to 2019 resulting from the payment of put liabilities associated with three previously consolidated development joint ventures during 2019. The remainder of the change was due to a $12.5 million decrease in the proceeds from sale of real estate, net from 2018 to 2019 resulting from the sale of one property for a sales price of $4.1 million in 2019 compared to the sale of two properties for an aggregate sales price of $17.5 million in 2018.

Cash provided by financing activities increased from $15.2 million in 2018 to $95.9 million in 2019, reflecting an increase of $80.6 million. This change was primarily the result of $696.4 million of net proceeds from our issuance of the 2029 Notes and 2030 Notes (defined below) during 2019 as well as an increase of $64.5 million in proceeds received from the issuance of common shares during 2019 compared to 2018. These cash inflows were offset by a $200.0 million cash payment made to repay our unsecured term loan in January 2019 and a $413.8 million net increase in revolving credit facility payments from 2018 to 2019. The change was also impacted by the combined $35.8 million cash outflow for the acquisition of the noncontrolling members’ interests in four separate consolidated development joint ventures during 2019 with no comparable cash outflow during 2018. Additionally, cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership increased $22.6 million from 2018 to 2019 resulting from the increase in the common dividend per share and number of shares outstanding.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2018 for a comparison of the year ended December 31, 2018 to the year ended December 31, 2017.

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

In order to qualify as a REIT for federal income tax purposes, the Parent Company is required to distribute at least 90% of REIT taxable income, excluding capital gains, to its shareholders on an annual basis or pay federal income tax. The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short and long term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2020 fiscal year, we expect recurring capital expenditures to be approximately $14.0 million to $19.0 million, planned capital improvements and store upgrades to be approximately $24.0 million to $29.0 million and costs associated with the development of new stores to be approximately $39.0 million to $54.0 million. Our currently scheduled principal payments on debt are approximately $12.8 million in 2020.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing, including through our at-the-market equity program and available borrowings under our Revolver provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

Our liquidity needs beyond 2020 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2019, we had approximately $54.9 million in available cash and cash equivalents. In addition, we had approximately $749.3 million of availability for borrowings under the revolving portion of our Amended and Restated Credit Facility (defined below).

Unsecured Senior Notes

On January 30, 2019, we issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2029, which bear interest at a rate of 4.375% per annum (the “2029 Notes”). The 2029 Notes were priced at 99.356% of the principal amount to yield 4.455% to maturity. Net proceeds from the offering were used to repay all of the outstanding indebtedness under our $200.0 million unsecured term loan portion of our credit facility that was scheduled to mature in January 2019. The remaining proceeds from the offering were used to repay a portion of the outstanding indebtedness under the revolving portion of our Credit Facility (defined below).

Additionally, on October 11, 2019, we issued $350.0 million in aggregate principal amount of unsecured senior notes due February 15, 2030, which bear interest at a rate of 3.000% per annum (the “2030 Notes”). The 2030 Notes were priced at 99.623% of the principal amount to yield 3.043% to maturity. Net proceeds from the offering were used to repay all of the outstanding indebtedness under the Revolver and for working capital and other general corporate purposes.

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2019	2018	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	—	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	—	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(3,860)	(568)
Less: Loan procurement costs, net	(10,415)	(5,908)
Total unsecured senior notes, net	$1,835,725	$1,143,524

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2019, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility and Unsecured Term Loans

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013 and April 22, 2015 to provide for, among other things, a $500.0 million unsecured revolving facility with a maturity date of April 22, 2020. On June 19, 2019, we amended and restated, in its entirety, the Credit Facility (the “Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $750.0 million unsecured revolving credit facility (the “Revolver”) maturing on June 19, 2024. Under the Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings. At our current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.10% over LIBOR, inclusive of a facility fee of 0.15%. We incurred costs of $3.9 million in 2019 in connection with amending and restating the Credit Facility and capitalized such costs as a component of Loan procurement costs, net of amortization on the consolidated balance sheets.

As of December 31, 2019, borrowings under the Revolver had an effective weighted average interest rate of 2.86%. Additionally, as of December 31, 2019, $749.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan with a seven-year maturity that was repaid on June 19, 2019.

Our unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	December 31,		Rate as of	Maturity
Unsecured Term Loans	2019	2018	December 31, 2019	Date
	(in thousands)
Credit Facility
Unsecured term loan (1)	$—	$200,000	—%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jan-20
Principal balance outstanding	—	300,000
Less: Loan procurement costs, net	—	(201)
Total unsecured term loans, net	$—	$299,799

(1)	On January 31, 2019, we used a portion of the net proceeds from the issuance of the 2029 Notes to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility.

(2)	On June 19, 2019, we used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility that was scheduled to mature in January 2020. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2019, the Operating Partnership was in compliance with all of its financial covenants.

Issuance of Common Shares

We maintain an at-the-market equity program that enables us to offer and sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). Our sales activity under the program for the years ended December 31, 2019, 2018 and 2017 is summarized below:

	For the year ended December 31,
	2019	2018	2017
	(dollars and shares in thousands, except per share amounts)
Number of shares sold	5,899	4,291	1,036
Average sales price per share	$33.64	$31.09	$29.13
Net proceeds after deducting offering costs	$196,304	$131,835	$29,642

We used proceeds from sales of common shares under the program during the years ended December 31, 2019, 2018 and 2017 to fund acquisitions of storage properties and for general corporate purposes. As of December 31, 2019, 2018 and 2017, 4.6 million common shares, 10.5 million common shares and 4.7 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Other Material Changes in Financial Position

	December 31,
	2019	2018	Change
		(in thousands)
Selected Assets
Storage properties, net	$3,774,485	$3,600,968	$173,517
Other assets, net	101,443	48,763	52,680

Selected Liabilities
Unsecured senior notes, net	$1,835,725	$1,143,524	$692,201
Revolving credit facility	—	195,525	(195,525)
Unsecured term loans, net	—	299,799	(299,799)

Storage properties, net increased $173.5 million from December 31, 2018 to December 31, 2019, primarily as a result of the acquisition of 29 storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Other assets, net increased $52.7 million from December 31, 2018 to December 31, 2019 primarily due to the adoption of Accounting Standard Update (“ASU”) No. 2016-02 - Leases (Topic 842) on January 1, 2019, which required the Company to record right-of-use assets associated with leases in which it serves as lessee (see note 13).

Unsecured senior notes, net increased $692.2 million from December 31, 2018 to December 31, 2019 as a result of the issuance of the 2029 Notes and 2030 Notes on January 31, 2019 and October 11, 2019, respectively.

Revolving credit facility decreased $195.5 million from December 31, 2018 to December 31, 2019 as a result of the Company using a portion of the net proceeds from the issuance of the 2030 Notes to repay all of the outstanding indebtedness under the Revolver.

Unsecured term loans, net decreased $299.8 million from December 31, 2018 to December 31, 2019 as a result of the Company using a portion of the net proceeds from the issuance of the 2029 Notes to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility, and an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility.

Contractual Obligations

The following table summarizes our known contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
							2025 and
	Total	2020	2021	2022	2023	2024	thereafter
Mortgage loans and notes payable (1)	$94,494	$12,791	$45,057	$923	$31,019	$4,704	$—
Unsecured senior notes (2)	1,850,000	—	—	250,000	300,000	—	1,300,000
Interest payments	472,242	77,071	75,250	68,532	60,829	47,280	143,280
Operating lease payments	103,171	2,273	2,302	2,459	2,523	2,373	91,241
Software and service contracts	1,873	1,735	138	—	—	—	—
Properties under contract to be acquired (3)	54,853	54,853	—	—	—	—	—
Development commitments	56,654	46,603	10,051	—	—	—	—
	$2,633,287	$195,326	$132,798	$321,914	$394,371	$54,357	$1,534,521

(1)	Amounts do not include $1.8 million of unamortized fair value adjustments for discounts/premiums and $0.3 million of unamortized loan procurement costs as of December 31, 2019.

(2)	Amounts do not include $3.9 million of unamortized discounts on the issuance of unsecured senior notes and $10.4 million of unamortized loan procurement costs as of December 31, 2019.

(3)	Amounts do not include $2.6 million of aggregate deposits made by the Company as of December 31, 2019. The deposits are associated with two properties that were under contract to be acquired as of December 31, 2019 and are to be applied towards the purchase price of each property upon acquisition.

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

Effect of Changes in Interest Rates on our Outstanding Debt

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market interest rates chosen.

As of December 31, 2019 our consolidated debt consisted of $1,944.5 million of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Borrowings under our Revolver are subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $110.2 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $122.5 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2020 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2020 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2019.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	1,602,353	$24.10	(1)	4,015,223
Equity compensation plans not approved by shareholders	—	—		—
Total	1,602,353	$24.10		4,015,223

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

4.14*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

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

4.20*

Form of $350 million aggregate principal amount of 3.000% senior notes due February 15, 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.21*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.22*

Seventh Supplemental Indenture, dated of as October 11, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.23	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1*†

Indemnification Agreement, dated as of October 27, 2004, by and among U-Store-It Trust, U-Store-It, L.P. and David J. LaRue (substantially identical agreements have been entered into with Christopher P. Marr, Timothy M. Martin, Jeffrey P. Foster, Joel D. Keaton, Piero Bussani, Dorothy Dowling, John W. Fain, Marianne M. Keler, John F. Remondi, Jeffrey F. Rogatz and Deborah R. Salzberg), incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K, filed on November 2, 2004.

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

10.10*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.11*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 28, 2013.

10.12*†

Form of 2012 Performance-Vested Restricted Share Unit Award Agreement under the CubeSmart 2007 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on January 31, 2012.

10.13*†

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

10.15*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.16*

Underwriting Agreement, dated as of January 24, 2019, among CubeSmart, CubeSmart, L.P., Wells Fargo Securities, LLC, Barclays Capital Inc. and Jefferies LLC, as representatives of each of the other underwriters named in Exhibit A thereto, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on January 25, 2019.

10.17*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013.

10.18*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.19*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.59 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.20*†

Form of Performance Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.60 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.21*†

Form of Performance Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.61 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.22*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.63 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.23*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.64 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.24*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2004 Equity Incentive Plan, incorporated by reference to Exhibit 10.65 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.25*†	Amended and Restated CubeSmart 2007 Equity Incentive Plan, effective June 1, 2016, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 14, 2016.

10.26*†	CubeSmart Executive Severance Plan, effective January 1, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2016.

10.27*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.28*†

Form of Non-Qualified Share Option Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.29*†

Form of Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.30*†

Form of Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.31*†

Form of Restricted Share Award Agreement (5-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.32*†

Form of Restricted Share Unit Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.33*†

Form of Restricted Share Unit Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.48 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.34*†

Form of Performance-Vested Restricted Share Award Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.49 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.35*†

Form of Performance-Vested Restricted Share Award Agreement (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 10.50 to the Company’s Annual Report on Form 10-K, filed on February 17, 2017.

10.36*†

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

10.38*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.39*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.40*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.41*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Jeffries LLC, incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.42*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.43*

Amended and Restated Equity Distribution Agreement, dated July 27, 2018, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.6 to the Company’s Current Report on Form 8-K, filed on July 27, 2018.

10.44*†

Form of Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.45*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.46*†

Form of Performance-Vested Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.47*

Amended and Restated Credit Agreement, dated as of June 19, 2019, by and among CubeSmart, L.P., CubeSmart, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2019.

10.48*

First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 25, 2019.

10.49*

First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 25, 2019.

10.50*

First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and BofA Securities, Inc, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 25, 2019.

10.51*

First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and Jefferies LLC, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 25, 2019.

10.52*

First Amendment to the Amended and Restated Equity Distribution Agreement, dated July 29, 2019, by and among CubeSmart, CubeSmart, L.P. and RBC Capital Markets, LLC, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, filed on October 25, 2019.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

104	Cover Page Interactive Data File – embedded within the Inline XBRL document (included as Exhibit 101).

*	Incorporated herein by reference as above indicated.

†	Denotes a management contract or compensatory plan, contract or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CUBESMART

By:	/s/ Timothy M. Martin
Timothy M. Martin
Chief Financial Officer

Date: February 21, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marianne M. Keler	Chair of the Board of Trustees	February 21, 2020
Marianne M. Keler

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 21, 2020
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 21, 2020
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 21, 2020
Piero Bussani

/s/ Dorothy Dowling	Trustee	February 21, 2020
Dorothy Dowling

/s/ John W. Fain	Trustee	February 21, 2020
John W. Fain

/s/ John F. Remondi	Trustee	February 21, 2020
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 21, 2020
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 21, 2020
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

The REIT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The REIT’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the REIT;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the REIT are being made only in accordance with the authorization of the REIT’s management and its Board of Trustees; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the REIT’s assets that could have a material effect on the financial statements.

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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2019, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 21, 2020

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

The Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Partnership’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and the disposition of the assets of the Partnership;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that the receipts and expenditures of the Partnership are being made only in accordance with the authorization of the Partnership’s management and its Board of Trustees; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership’s assets that could have a material effect on the financial statements.

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2019, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of self-storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Company had $3.8 billion of self-storage properties, net of accumulated depreciation as of December 31, 2019. The Company performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the self-storage property.

We identified the evaluation of self-storage properties for impairment as a critical audit matter. The Company uses revenue and expense growth rates, and terminal value capitalization rate assumptions in determining estimated future cash flows as part of its impairment assessment. Changes to these assumptions could have a significant impact on the determination of recoverability of the carrying amount of a self-storage property, and involved subjective auditor judgement.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s self-storage property impairment process, including controls related to the selection of the revenue and expense growth rates, and terminal value capitalization rate. We assessed the Company’s forecasted growth rates against the Company’s historical growth rates and published reports of industry data. We evaluated the Company’s expected terminal value capitalization rates by comparing them to published reports of industry data and historical transactions of the Company. We also identified the threshold rates at which the revenue and expense growth rates and terminal value capitalization rate assumptions would indicate the self-storage property may be impaired and analyzed those threshold rates against the published industry data and historical results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Partnership has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Codification Topic 842, Leases.

Basis for Opinion

These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgment. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of self-storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Partnership had $3.8 billion of self-storage properties, net of accumulated depreciation as of December 31, 2019. The Partnership performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the self-storage property.

We identified the evaluation of self-storage properties for impairment as a critical audit matter. The Partnership uses revenue and expense growth rates, and terminal value capitalization rate assumptions in determining estimated future cash flows as part of its impairment assessment. Changes to these assumptions could have a significant impact on the determination of recoverability of the carrying amount of a self-storage property, and involved subjective auditor judgement.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Partnership’s self-storage property impairment process, including controls related to the selection of the revenue and expense growth rates, and terminal value capitalization rate. We assessed the Partnership’s forecasted growth rates against the Partnership’s historical growth rates and published reports of industry data. We evaluated the Partnership’s expected terminal value capitalization rates by comparing them to published reports of industry data and historical transactions of the Partnership. We also identified the threshold rates at which the revenue and expense growth rates and terminal value capitalization rate assumptions would indicate the self-storage property may be impaired and analyzed those threshold rates against the published industry data and historical results.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2009.

Philadelphia, Pennsylvania

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited Cubesmart and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited Cubesmart, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on CubeSmart, L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 21, 2020

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018

ASSETS
Storage properties	$4,699,844	$4,463,455
Less: Accumulated depreciation	(925,359)	(862,487)
Storage properties, net (including VIE assets of $92,612 and $330,986, respectively)	3,774,485	3,600,968
Cash and cash equivalents	54,857	3,764
Restricted cash	3,584	2,718
Loan procurement costs, net of amortization	4,059	963
Investment in real estate ventures, at equity	91,117	95,796
Other assets, net	101,443	48,763
Total assets	$4,029,545	$3,752,972

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,835,725	$1,143,524
Revolving credit facility	—	195,525
Unsecured term loans, net	—	299,799
Mortgage loans and notes payable, net	96,040	108,246
Accounts payable, accrued expenses and other liabilities	137,880	149,914
Distributions payable	64,688	60,627
Deferred revenue	25,313	22,595
Security deposits	475	474
Total liabilities	2,160,121	1,980,704

Noncontrolling interests in the Operating Partnership	62,088	55,819

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 193,557,024 and 187,145,103 shares issued and outstanding at December 31, 2019 and 2018, respectively	1,936	1,871
Additional paid-in capital	2,674,745	2,500,751
Accumulated other comprehensive loss	(729)	(1,029)
Accumulated deficit	(876,606)	(791,915)
Total CubeSmart shareholders’ equity	1,799,346	1,709,678
Noncontrolling interests in subsidiaries	7,990	6,771
Total equity	1,807,336	1,716,449
Total liabilities and equity	$4,029,545	$3,752,972

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2019	2018	2017

REVENUES
Rental income	$552,404	$517,535	$489,043
Other property related income	67,558	60,156	55,001
Property management fee income	23,953	20,253	14,899
Total revenues	643,915	597,944	558,943
OPERATING EXPENSES
Property operating expenses	209,739	196,866	181,508
Depreciation and amortization	163,547	143,350	145,681
General and administrative	38,560	37,712	34,745
Acquisition related costs	—	—	1,294
Total operating expenses	411,846	377,928	363,228
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(72,525)	(62,132)	(56,952)
Loan procurement amortization expense	(2,819)	(2,313)	(2,638)
Equity in earnings (losses) of real estate ventures	11,122	(865)	(1,386)
Gains from sale of real estate, net	1,508	10,576	—
Other	1,416	206	872
Total other expense	(61,298)	(54,528)	(60,104)
NET INCOME	170,771	165,488	135,611
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,708)	(1,820)	(1,593)
Noncontrolling interest in subsidiaries	54	221	270
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$169,117	$163,889	$134,288

Basic earnings per share attributable to common shareholders	$0.89	$0.89	$0.74
Diluted earnings per share attributable to common shareholders	$0.88	$0.88	$0.74

Weighted average basic shares outstanding	190,874	184,653	180,525
Weighted average diluted shares outstanding	191,576	185,495	181,448

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2019	2018	2017

NET INCOME	$170,771	$165,488	$135,611
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	232	(979)	195
Reclassification of realized losses (gains) on interest rate swaps	70	(60)	1,680
OTHER COMPREHENSIVE INCOME (LOSS)	302	(1,039)	1,875
COMPREHENSIVE INCOME	171,073	164,449	137,486
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,710)	(1,814)	(1,615)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	54	221	270
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$169,417	$162,856	$136,141

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2016	180,083	$1,801	$2,314,014	$(1,850)	$(658,583)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interest in subsidiaries							1,058	1,058
Acquisition of noncontrolling interest in subsidiary			(8,626)			(8,626)	(407)	(9,033)
Issuance of common shares, net	1,036	10	29,632			29,642		29,642
Issuance of restricted shares	106	1				1		1
Issuance of OP units									12,324
Conversion from units to shares	594	6	15,700			15,706		15,706	(15,706)
Exercise of stock options	397	4	2,360			2,364		2,364
Amortization of restricted shares			2,009			2,009		2,009
Share compensation expense			1,531			1,531		1,531
Adjustment for noncontrolling interests in the Operating Partnership					(3,965)	(3,965)		(3,965)	3,965
Net income (loss)					134,288	134,288	(270)	134,018	1,593
Other comprehensive income, net:				1,853		1,853		1,853	22
Common share distributions ($1.11 per share)					(201,051)	(201,051)		(201,051)	(2,285)
Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interest in subsidiaries							925	925
Distributions paid to noncontrolling interest in subsidiaries							(169)	(169)
Issuance of common shares, net	4,291	43	131,786			131,829		131,829
Issuance of restricted shares	86	1				1		1
Issuance of OP units									6,242
Conversion from units to shares	147	1	4,403			4,404		4,404	(4,404)
Exercise of stock options	405	4	3,831			3,835		3,835
Amortization of restricted shares			2,570			2,570		2,570
Share compensation expense			1,541			1,541		1,541
Adjustment for noncontrolling interests in the Operating Partnership					(299)	(299)		(299)	299
Net income (loss)					163,889	163,889	(221)	163,668	1,820
Other comprehensive (loss) income, net:				(1,032)	405	(627)		(627)	(6)
Common share distributions ($1.22 per share)					(226,599)	(226,599)		(226,599)	(2,452)
Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interest in subsidiaries							7,376	7,376
Distributions paid to noncontrolling interest in subsidiaries							(188)	(188)
Acquisition of noncontrolling interest in subsidiary			(34,690)			(34,690)	(5,915)	(40,605)
Issuance of common shares, net	5,899	60	196,244			196,304		196,304
Issuance of restricted shares	52
Issuance of OP units									3,576
Conversion from units to shares	80	1	2,485			2,486		2,486	(2,486)
Exercise of stock options	381	4	3,682			3,686		3,686
Amortization of restricted shares			4,487			4,487		4,487
Share compensation expense			1,786			1,786		1,786
Adjustment for noncontrolling interests in the Operating Partnership					(5,918)	(5,918)		(5,918)	5,918
Net income (loss)					169,117	169,117	(54)	169,063	1,708
Other comprehensive income, net:				300		300		300	2
Common share distributions ($1.29 per share)					(247,890)	(247,890)		(247,890)	(2,449)
Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2019	2018	2017
Operating Activities
Net income	$170,771	$165,488	$135,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	166,366	145,663	148,319
Equity in (earnings) losses of real estate ventures	(11,122)	865	1,386
Gains from sale of real estate, net	(1,508)	(10,576)	—
Equity compensation expense	6,694	5,572	5,586
Accretion of fair market value adjustment of debt	(718)	(735)	(559)
Changes in other operating accounts:
Other assets	(6,578)	(4,937)	(10,429)
Accounts payable and accrued expenses	6,042	2,653	10,846
Other liabilities	1,821	342	1,154
Net cash provided by operating activities	$331,768	$304,335	$291,914
Investing Activities
Acquisitions of storage properties	(117,998)	(214,510)	(69,629)
Additions and improvements to storage properties	(37,569)	(27,626)	(27,378)
Development costs	(102,826)	(86,002)	(68,778)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	(117,959)	—	—
Investment in real estate ventures	(10,264)	(19,216)	(301)
Cash distributed from real estate ventures	7,096	8,706	15,783
Proceeds from sale of real estate, net	3,856	16,389	—
Net cash used in investing activities	$(375,664)	$(322,259)	$(150,303)
Financing Activities
Proceeds from:
Unsecured senior notes	696,426	—	103,192
Revolving credit facility	859,313	679,535	628,400
Principal payments on:
Revolving credit facility	(1,158,776)	(565,710)	(590,000)
Unsecured term loans	(200,000)	—	(100,000)
Mortgage loans and notes payable	(11,652)	(9,816)	(8,666)
Loan procurement costs	(6,023)	—	(953)
Settlement of hedge transactions	(807)	—	—
Acquisition of noncontrolling interest in subsidiary, net	(35,777)	—	(9,033)
Proceeds from issuance of common shares, net	196,304	131,830	29,643
Cash paid upon vesting of restricted shares	(421)	(1,461)	(2,046)
Exercise of stock options	3,686	3,835	2,364
Contributions from noncontrolling interests in subsidiaries	48	925	1,058
Distributions paid to noncontrolling interests in subsidiaries	(188)	(169)	—
Distributions paid to common shareholders	(243,859)	(221,328)	(195,006)
Distributions paid to noncontrolling interests in Operating Partnership	(2,419)	(2,393)	(2,272)
Net cash provided by (used in) financing activities	$95,855	$15,248	$(143,319)
Change in cash, cash equivalents and restricted cash	51,959	(2,676)	(1,708)
Cash, cash equivalents and restricted cash at beginning of year	6,482	9,158	10,866
Cash, cash equivalents and restricted cash at end of year	$58,441	$6,482	$9,158
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$69,283	$66,829	$63,407
Supplemental disclosure of noncash activities:
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$8,288	$—	$—
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$(8,288)	$—	$—
Discount on issuance of unsecured senior notes	$3,574	$—	$—
Noncash drawdown on revolving credit facility	$103,938	$—	$—
Mortgage loan assumptions	$—	$7,166	$6,201
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$(100,000)	$—	$—
Accretion of put liability	$5,895	$24,747	$35,122
Derivative valuation adjustment	$302	$(633)	$1,875
Loan procurement costs	$(3,770)	$—	$—
Issuance of OP units	$3,576	$6,242	$12,324
Liability for acquisition of storage property	$—	$—	$1,470
Contribution of storage property to real estate venture	$—	$—	$9,400
Acquisition of noncontrolling interest in subsidiary	$(4,828)	$—	$—
Contributions from noncontrolling interests in subsidiaries	$7,328	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2019	2018

ASSETS
Storage properties	$4,699,844	$4,463,455
Less: Accumulated depreciation	(925,359)	(862,487)
Storage properties, net (including VIE assets of $92,612 and $330,986, respectively)	3,774,485	3,600,968
Cash and cash equivalents	54,857	3,764
Restricted cash	3,584	2,718
Loan procurement costs, net of amortization	4,059	963
Investment in real estate ventures, at equity	91,117	95,796
Other assets, net	101,443	48,763
Total assets	$4,029,545	$3,752,972

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,835,725	$1,143,524
Revolving credit facility	—	195,525
Unsecured term loans, net	—	299,799
Mortgage loans and notes payable, net	96,040	108,246
Accounts payable, accrued expenses and other liabilities	137,880	149,914
Distributions payable	64,688	60,627
Deferred revenue	25,313	22,595
Security deposits	475	474
Total liabilities	2,160,121	1,980,704

Limited Partnership interests of third parties	62,088	55,819

Commitments and contingencies

Capital
Operating Partner	1,800,075	1,710,707
Accumulated other comprehensive loss	(729)	(1,029)
Total CubeSmart, L.P. capital	1,799,346	1,709,678
Noncontrolling interests in subsidiaries	7,990	6,771
Total capital	1,807,336	1,716,449
Total liabilities and capital	$4,029,545	$3,752,972

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2019	2018	2017

REVENUES
Rental income	$552,404	$517,535	$489,043
Other property related income	67,558	60,156	55,001
Property management fee income	23,953	20,253	14,899
Total revenues	643,915	597,944	558,943
OPERATING EXPENSES
Property operating expenses	209,739	196,866	181,508
Depreciation and amortization	163,547	143,350	145,681
General and administrative	38,560	37,712	34,745
Acquisition related costs	—	—	1,294
Total operating expenses	411,846	377,928	363,228
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(72,525)	(62,132)	(56,952)
Loan procurement amortization expense	(2,819)	(2,313)	(2,638)
Equity in earnings (losses) of real estate ventures	11,122	(865)	(1,386)
Gains from sale of real estate, net	1,508	10,576	—
Other	1,416	206	872
Total other expense	(61,298)	(54,528)	(60,104)
NET INCOME	170,771	165,488	135,611
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	54	221	270
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	170,825	165,709	135,881
Operating Partnership interests of third parties	(1,708)	(1,820)	(1,593)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$169,117	$163,889	$134,288

Basic earnings per unit attributable to common unitholders	$0.89	$0.89	$0.74
Diluted earnings per unit attributable to common unitholders	$0.88	$0.88	$0.74

Weighted average basic units outstanding	190,874	184,653	180,525
Weighted average diluted units outstanding	191,576	185,495	181,448

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2019	2018	2017

NET INCOME	$170,771	$165,488	$135,611
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	232	(979)	195
Reclassification of realized losses (gains) on interest rate swaps	70	(60)	1,680
OTHER COMPREHENSIVE INCOME (LOSS)	302	(1,039)	1,875
COMPREHENSIVE INCOME	171,073	164,449	137,486
Comprehensive income attributable to Operating Partnership interests of third parties	(1,710)	(1,814)	(1,615)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	54	221	270
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$169,417	$162,856	$136,141

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Operating	Comprehensive	CubeSmart L.P.	Interest in	Total	Interests
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2016	180,083	$1,657,232	$(1,850)	$1,655,382	$5,855	$1,661,237	$54,407
Contributions from noncontrolling interest in subsidiaries					1,058	1,058
Acquisition of noncontrolling interest in subsidiary		(8,626)		(8,626)	(407)	(9,033)
Issuance of common OP units, net	1,036	29,642		29,642		29,642
Issuance of restricted OP units	106	1		1		1
Issuance of OP units							12,324
Conversion from OP units to shares	594	15,706		15,706		15,706	(15,706)
Exercise of OP unit options	397	2,364		2,364		2,364
Amortization of restricted OP units		2,009		2,009		2,009
OP unit compensation expense		1,531		1,531		1,531
Adjustment for Operating Partnership interests of third parties		(3,965)		(3,965)		(3,965)	3,965
Net income (loss)		134,288		134,288	(270)	134,018	1,593
Other comprehensive income, net:			1,853	1,853		1,853	22
Common OP unit distributions ($1.11 per unit)		(201,051)		(201,051)		(201,051)	(2,285)
Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interest in subsidiaries					925	925
Distributions paid to noncontrolling interest in subsidiaries					(169)	(169)
Issuance of common OP units, net	4,291	131,829		131,829		131,829
Issuance of restricted OP units	86	1		1		1
Issuance of OP units							6,242
Conversion from OP units to shares	147	4,404		4,404		4,404	(4,404)
Exercise of OP unit options	405	3,835		3,835		3,835
Amortization of restricted OP units		2,570		2,570		2,570
OP unit compensation expense		1,541		1,541		1,541
Adjustment for Operating Partnership interests of third parties		(299)		(299)		(299)	299
Net income (loss)		163,889		163,889	(221)	163,668	1,820
Other comprehensive income (loss), net:		405	(1,032)	(627)		(627)	(6)
Common OP unit distributions ($1.22 per unit)		(226,599)		(226,599)		(226,599)	(2,452)
Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interest in subsidiaries					7,376	7,376
Distributions paid to noncontrolling interest in subsidiaries					(188)	(188)
Acquisition of noncontrolling interest in subsidiary		(34,690)		(34,690)	(5,915)	(40,605)
Issuance of common OP units, net	5,899	196,304		196,304		196,304
Issuance of restricted OP units	52
Issuance of OP units							3,576
Conversion from OP units to shares	80	2,486		2,486		2,486	(2,486)
Exercise of OP unit options	381	3,686		3,686		3,686
Amortization of restricted OP units		4,487		4,487		4,487
OP unit compensation expense		1,786		1,786		1,786
Adjustment for Operating Partnership interests of third parties		(5,918)		(5,918)		(5,918)	5,918
Net income (loss)		169,117		169,117	(54)	169,063	1,708
Other comprehensive income, net:			300	300		300	2
Common OP unit distributions ($1.29 per unit)		(247,890)		(247,890)		(247,890)	(2,449)
Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2019	2018	2017
Operating Activities
Net income	$170,771	$165,488	$135,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	166,366	145,663	148,319
Equity in (earnings) losses of real estate ventures	(11,122)	865	1,386
Gains from sale of real estate, net	(1,508)	(10,576)	—
Equity compensation expense	6,694	5,572	5,586
Accretion of fair market value adjustment of debt	(718)	(735)	(559)
Changes in other operating accounts:
Other assets	(6,578)	(4,937)	(10,429)
Accounts payable and accrued expenses	6,042	2,653	10,846
Other liabilities	1,821	342	1,154
Net cash provided by operating activities	$331,768	$304,335	$291,914
Investing Activities
Acquisitions of storage properties	(117,998)	(214,510)	(69,629)
Additions and improvements to storage properties	(37,569)	(27,626)	(27,378)
Development costs	(102,826)	(86,002)	(68,778)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	(117,959)	—	—
Investment in real estate ventures	(10,264)	(19,216)	(301)
Cash distributed from real estate ventures	7,096	8,706	15,783
Proceeds from sale of real estate, net	3,856	16,389	—
Net cash used in investing activities	$(375,664)	$(322,259)	$(150,303)
Financing Activities
Proceeds from:
Unsecured senior notes	696,426	—	103,192
Revolving credit facility	859,313	679,535	628,400
Principal payments on:
Revolving credit facility	(1,158,776)	(565,710)	(590,000)
Unsecured term loans	(200,000)	—	(100,000)
Mortgage loans and notes payable	(11,652)	(9,816)	(8,666)
Loan procurement costs	(6,023)	—	(953)
Settlement of hedge transactions	(807)	—	—
Acquisition of noncontrolling interest in subsidiary, net	(35,777)	—	(9,033)
Proceeds from issuance of common OP units	196,304	131,830	29,643
Cash paid upon vesting of restricted OP units	(421)	(1,461)	(2,046)
Exercise of OP unit options	3,686	3,835	2,364
Contributions from noncontrolling interests in subsidiaries	48	925	1,058
Distributions paid to noncontrolling interests in subsidiaries	(188)	(169)	—
Distributions paid to common OP unitholders	(246,278)	(223,721)	(197,278)
Net cash provided by (used in) financing activities	$95,855	$15,248	$(143,319)
Change in cash, cash equivalents and restricted cash	51,959	(2,676)	(1,708)
Cash, cash equivalents and restricted cash at beginning of year	6,482	9,158	10,866
Cash, cash equivalents and restricted cash at end of year	$58,441	$6,482	$9,158
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$69,283	$66,829	$63,407
Supplemental disclosure of noncash activities:
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$8,288	$—	$—
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$(8,288)	$—	$—
Discount on issuance of unsecured senior notes	$3,574	$—	$—
Noncash drawdown on revolving credit facility	$103,938	$—	$—
Mortgage loan assumptions	$—	$7,166	$6,201
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$(100,000)	$—	$—
Accretion of put liability	$5,895	$24,747	$35,122
Derivative valuation adjustment	$302	$(633)	$1,875
Loan procurement costs	$(3,770)	$—	$—
Issuance of OP units	$3,576	$6,242	$12,324
Liability for acquisition of storage property	$—	$—	$1,470
Contribution of storage property to real estate venture	$—	$—	$9,400
Acquisition of noncontrolling interest in subsidiary	$(4,828)	$—	$—
Contributions from noncontrolling interests in subsidiaries	$7,328	$—	$—

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2019, the Company owned self-storage properties located in the District of Columbia and 24 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of December 31, 2019, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include all of the accounts of the Company and its majority-owned and/or controlled subsidiaries. The portion of these entities not owned by the Company is presented as noncontrolling interests as of and during the periods consolidated. All significant intercompany accounts and transactions have been eliminated in consolidation.

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if the Company is deemed to be the primary beneficiary in accordance with authoritative guidance issued on the consolidation of VIEs. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and which the limited partners do not have the ability to dissolve or remove the Company without cause nor substantive participating rights.

The Operating Partnership meets the criteria as a VIE. The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2019, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $5.9 million as of December 31, 2019. Disclosure of such redemption provisions is provided in note 12.

Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Although management believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these consolidated financial statements, different assumptions and estimates could materially impact the Company’s reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions, and changes in market conditions could impact the Company’s future operating results.

Self-Storage Properties

Self-storage properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of self-storage properties reflects their purchase price or development cost. Acquisition costs are accounted for in accordance with Accounting Standard Update (“ASU”) No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018, and are generally capitalized. Costs incurred for the renovation of a store are capitalized to the Company’s investment in that store. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs to develop self-storage properties are capitalized to construction in progress while the project is under development.

Purchase Price Allocation

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements and equipment are recorded based upon their respective fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2019, 2018 and 2017.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2019.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash consists of purchase deposits and cash deposits required for debt service requirements, capital replacement and expense reserves in connection with the requirements of our loan agreements.

Loan Procurement Costs

Loan procurement costs related to borrowings were $31.5 million and $21.5 million as of December 31, 2019 and 2018, respectively, and are reported net of accumulated amortization of $12.9 million and $13.4 million as of December 31, 2019 and 2018, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
	(in thousands)
Intangible assets, net of accumulated amortization of $10,170 and $3,124	$10,283	$8,145
Accounts receivable, net	6,386	5,672
Prepaid property taxes	4,706	4,406
Prepaid insurance	2,191	1,479
Amounts due from affiliates (see note 14)	10,450	10,584
Assets held in trust related to deferred compensation arrangements	13,280	9,645
Right-of-use assets (see note 13)	41,698	—
Equity investment recorded at cost (1)	5,000	5,000
Other	7,449	3,832
Total other assets, net	$101,443	$48,763

(1)	On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earn an 11% cumulative dividend prior to any other distributions. The Company’s investment in Capital Storage and the related dividends are included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

Environmental Costs

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional stores. Whenever the environmental assessment for one of the Company’s stores indicates that a store is impacted by soil or groundwater contamination from prior owners/operators or other sources, the Company will work with environmental consultants and where appropriate, state governmental agencies, to ensure that the store is either cleaned up, that no cleanup is necessary because the low level of contamination poses no significant risk to public health or the environment or that the responsibility for cleanup rests with a third party.

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. The Company incurred $11.5 million, $10.3 million and $9.7 million in advertising and marketing expenses for the years ended December 31, 2019, 2018 and 2017, respectively, which are included in Property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2019, 2018 and 2017, the Company recognized $2.1 million, $1.6 million and $0.6 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer insurance fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2019, 2018 and 2017, the Company capitalized $3.0 million, $4.4 million and $5.6 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had interest rate swap agreements for notional principal amounts aggregating $150.0 million as of December 31, 2018, the fair values of which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets. The Company had no outstanding derivatives as of December 31, 2019.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $3,909.1 million and $3,645.7 million as of December 31, 2019 and 2018, respectively.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2019 consisted of a 78.413% ordinary income distribution, a 5.207% capital gain distribution and a 16.380% return of capital distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2019, 2018 or 2017.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $0.7 million and $1.4 million as of December 31, 2019 and 2018, respectively.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period. Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method. Potentially dilutive securities calculated under the treasury stock method were 702,000; 842,000 and 923,000 in 2019, 2018 and 2017, respectively.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2019 and 2018.

Recent Accounting Pronouncements

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard became effective on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13 – Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19 – Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are within the scope of the leasing standard (ASU No. 2016-02), and not within the scope of ASU No. 2016-13. The standard became effective on January 1, 2020 and is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either financing or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided to lessors in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components, provided certain conditions were met. Refer to note 13 for the impact of the adoption of ASU No. 2016-02 – Leases (Topic 842) on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2019. The stores in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of the Company’s total revenues for each of the years ended December 31, 2018 and 2017.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2019	2018
	(in thousands)
Land	$858,541	$806,916
Buildings and improvements	3,619,594	3,343,173
Equipment	128,111	176,583
Construction in progress	93,598	136,783
Storage properties	4,699,844	4,463,455
Less: Accumulated depreciation	(925,359)	(862,487)
Storage properties, net	$3,774,485	$3,600,968

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2019, 2018 and 2017:

			Number of	Purchase / Sale Price
Asset/Portfolio	Market	Transaction Date	Stores	(in thousands)

2019 Acquisitions:

Maryland Asset	Baltimore / DC	March 2019	1	$22,000
Florida Assets	Florida Markets - Other	April 2019	2	19,000
Arizona Asset	Phoenix	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta	August 2019	1	14,600
South Carolina Asset	Charleston	August 2019	1	3,300
Texas Asset	Texas Markets - Major	October 2019	1	7,300
Florida Assets	Florida Markets - Other	November 2019	3	32,100
California Asset	Los Angeles	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	Texas Markets - Major	October 2019	1	$4,146
			1	$4,146

2018 Acquisitions:

Texas Asset	Texas Markets - Major	January 2018	1	$12,200
Texas Asset	Texas Markets - Major	May 2018	1	19,000
Metro DC Asset	Baltimore / DC	July 2018	1	34,200
Nevada Asset	Las Vegas	September 2018	1	14,350
North Carolina Asset	Charlotte	September 2018	1	11,000
California Asset	Los Angeles	October 2018	1	53,250
Texas Asset	Texas Markets - Major	October 2018	1	23,150
California Asset	San Diego	November 2018	1	19,118
New York Asset	New York / Northern NJ	November 2018	1	37,000
Illinois Asset	Chicago	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix	November 2018	2	$17,502
			2	$17,502

2017 Acquisitions:

Illinois Asset	Chicago	April 2017	1	$11,200
Maryland Asset	Baltimore / DC	May 2017	1	18,200
California Asset	Sacramento	May 2017	1	3,650
Texas Asset	Texas Markets - Major	October 2017	1	4,050
Florida Asset	Florida Markets - Other	October 2017	1	14,500
Illinois Asset	Chicago	November 2017	1	11,300
Florida Asset	Florida Markets - Other	December 2017	1	17,750
			7	$80,650

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition owned 18 storage properties (see note 4).

4.  INVESTMENT ACTIVITY

2019 Acquisitions

During the year ended December 31, 2019, the Company acquired 11 stores located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1) for an aggregate purchase price of approximately $118.3 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.2 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2019 was approximately $1.9 million. In connection with one of the acquisitions, the Company paid $14.9 million of cash and issued OP Units that were valued at approximately $3.6 million as consideration for the purchase price (see note 12).

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2019 was approximately $8.3 million.

The following table summarizes the Company’s revenue and earnings associated with the 2019 acquisitions from the respective acquisition dates, that are included in the consolidated statements of operations for the year ended December 31, 2019:

For the year ended December 31, 2019
(in thousands)
Total revenue	$11,130
Net loss	(6,020)

As of December 31, 2019, the Company had made aggregate deposits of $2.6 million associated with two stores that were under contract to be acquired for an aggregate acquisition price of $57.5 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2019 Disposition

On October 7, 2019, the Company sold a self-storage property located in Texas for a sales price of $4.1 million. The Company recorded a $1.5 million gain in connection with the sale.

Development Activity

As of December 31, 2019, the Company had invested in joint ventures to develop five self-storage properties located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (1). Construction for all projects is expected to be completed by the second quarter of 2021 (see note 12). As of December 31, 2019, development costs incurred to date for these projects totaled $77.7 million. Total construction costs for these projects are expected to be $137.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores since January 1, 2017. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Waltham, MA (1)	1	Q3 2019	100%	$18,000
Queens, NY (2)	1	Q2 2019	100%	47,500
Bayonne, NJ (2) (3)	1	Q2 2019	100%	25,100
Bronx, NY (2)	1	Q3 2018	100%	92,100
Brooklyn, NY (2)	1	Q4 2017	100%	49,300
Washington, D.C.	1	Q3 2017	100%	27,800
New York, NY (1)	1	Q3 2017	100%	81,200
North Palm Beach, FL	1	Q1 2017	100%	9,700
	8			$350,700

(1)	On September 18, 2017 and August 8, 2019, the Company, through two separate joint ventures in which the Company owned a 90% interest in each and that were previously consolidated, completed the construction and opened for operation a store located in New York, NY and a store located in Waltham, MA, respectively. On June 25, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the New York, NY store for $18.5 million, and on September 6, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the Waltham, MA store for $2.6 million. Prior to these transactions, the noncontrolling member’s interest in each venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in each venture and the stores are now wholly owned, these transactions were accounted for as equity transactions. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest, which aggregated to $16.1 million, was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest in the venture that owns the Waltham, MA store, the $10.5 million related party loan extended by the Company to the venture during the construction period was repaid in full.

(2)	These stores were previously owned by four separate consolidated joint ventures, in which the Company held a 51% ownership interest in each. On March 28, 2018, the noncontrolling member in the venture that owned the Brooklyn, NY store put its 49% interest in the venture to the Company for $20.4 million. On February 15, 2019, the noncontrolling member in the venture that owned the Bronx, NY store put its 49% interest in the venture to the Company for $37.8 million. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. These amounts are included in Development costs in the consolidated statements of cash flows.

(3)	This store is subject to a ground lease.

During the fourth quarter of 2015, the Company, through two separate joint ventures in which the Company owned a 90% interest in each and that were previously consolidated, completed the construction and opened for operation a store located in Brooklyn, NY and a store located in Queens, NY. On June 2, 2017, the Company acquired the noncontrolling member’s 10% interest in the venture that owed the Brooklyn, NY store, and on June 28, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the Queens, NY store, each for $9.0 million. Prior to these transactions, the noncontrolling member’s interest in each venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in each venture and the stores are now wholly owned, these transactions were accounted for as equity transactions. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest which aggregated to $17.1 million, was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest in each venture, the $9.8 million and $12.4 million related party loans extended by the Company to the ventures during the construction period for the Brooklyn, NY store and the Queens, NY store, respectively, were repaid in full.

2018 Acquisitions

During the year ended December 31, 2018, the Company acquired ten stores located throughout the United States, including one store upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $227.5 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated a portion of the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $11.3 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2019 and 2018 was approximately $8.2 million and $3.1 million, respectively. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12). Following a 13-month lock-up period, the holder may tender the OP Units for redemption by the Operating Partnership for a cash amount per OP Unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each OP Unit tendered for redemption.

2018 Dispositions

On November 28, 2018, the Company sold two stores in Arizona for an aggregate sales price of approximately $17.5 million. In connection with these sales, the Company recorded gains that totaled approximately $10.6 million.

2017 Acquisitions

During the year ended December 31, 2017, the Company acquired six stores located throughout the United States, including two stores upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $69.5 million. In connection with these acquisitions, which were accounted for as business combinations prior to the adoption of ASU No. 2017-01, the Company allocated a portion of the purchase price to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $3.2 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2018 and 2017 was approximately $1.7 and $1.5 million, respectively. In connection with one of the acquired stores, the Company assumed mortgage debt that was recorded at a fair value of $6.2 million, which fair value includes an outstanding principal balance totaling $5.9 million and a net premium of $0.3 million to reflect the estimated fair value of the debt at the time of assumption. As part of the acquisition of that same store, the Company issued OP Units that were valued at approximately $12.3 million as consideration for the remainder of the purchase price (see note 12).

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in real estate ventures, in which it holds a common ownership interest, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of:		Carrying Value of Investment as of:
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2019	2018	2019	2018
191 IV CUBE LLC ("HVP IV") (1)	20%	21	13	$23,112	$14,791
CUBE HHF Northeast Venture LLC ("HHFNE") (2)	10%	13	13	1,998	2,411
191 III CUBE LLC ("HVP III") (3)	10%	—	68	—	9,183
CUBE HHF Limited Partnership ("HHF") (4)	50%	35	35	66,007	69,411
		69	129	$91,117	$95,796

(1)	The stores owned by HVP IV are located in Arizona (2), Connecticut (2), Florida (4), Georgia (2), Maryland (1), Minnesota (1) Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $26.3 million. As of December 31, 2019, HVP IV had $82.2 million outstanding on its $107.0 million loan facility, which bears interest at LIBOR plus 1.70% per annum, and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of December 31, 2019, HVP IV also had $55.5 million outstanding under a separate loan that bears interest at LIBOR plus 2.75% per annum, and matures on June 9, 2022 with options to extend the maturity date through June 9, 2024, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(2)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of December 31, 2019, HHFNE had an outstanding $45.0 million loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(3)	On June 5, 2019, HVP III sold 50 stores located in Florida (3), Georgia (4), Michigan (17), North Carolina (3), South Carolina (15) and Tennessee (8), to an unaffiliated third party buyer for an aggregate sales price of $293.5 million. As of the transaction date, HVP III had five mortgage loans with an aggregate outstanding balance of $22.9 million, as well as $179.5 million outstanding on its $185.5 million loan facility, all of which were defeased or repaid in full at the time of the sale. Net proceeds to the venture from the transaction totaled $82.9 million. The venture recorded gains which aggregated to approximately $106.7 million in connection with the sale. Subsequent to the sale, the Company acquired its partner’s 90% ownership interest in HVP III, which at the time of the acquisition owned the remaining 18 storage properties (see note 4).

(4)	The stores owned by HHF are located in North Carolina (1) and Texas (34). As of December 31, 2019, HHF had an outstanding $100.0 million secured loan, which bears interest at 3.59% per annum and matures on April 30, 2021.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2019 and 2018:

	December 31,
	2019 (1)	2018
Assets	(in thousands)
Storage properties, net	$552,791	$741,209
Other assets	11,997	16,042
Total assets	$564,788	$757,251

Liabilities and equity
Other liabilities	$10,064	$7,911
Debt	280,392	413,848
Equity
CubeSmart	91,117	95,796
Joint venture partners	183,215	239,696
Total liabilities and equity	$564,788	$757,251

(1) Excludes HVP III as it was consolidated by the Company on June 6, 2019.

The following is a summary of results of operations of the Ventures for the years ended December 31, 2019, 2018 and 2017:

	For the year ended December 31,
	2019	2018	2017
	(in thousands)
Total revenues	$72,582	$90,111	$81,058
Operating expenses	(32,134)	(37,899)	(33,922)
Other expenses	(3,227)	(938)	(783)
Interest expense, net	(14,927)	(13,311)	(11,703)
Depreciation and amortization	(30,107)	(41,972)	(45,086)
Gains from sale of real estate, net	106,667	—	—
Net income (loss)	$98,854	$(4,009)	$(10,436)
Company’s share of net income (loss)	$11,122	$(865)	$(1,386)

The results of operations above include the periods from January 1, 2017 through June 6, 2019 (date of consolidation) for HVP III and November 1, 2017 (date of initial store acquisition) through December 31, 2019 for HVP IV.

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2019	2018	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	—	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	—	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,150,000
Less: Discount on issuance of unsecured senior notes, net	(3,860)	(568)
Less: Loan procurement costs, net	(10,415)	(5,908)
Total unsecured senior notes, net	$1,835,725	$1,143,524

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2019, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY AND UNSECURED TERM LOANS

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended on April 5, 2012, June 18, 2013 and April 22, 2015 to provide for, among other things, a $500.0 million unsecured revolving facility with a maturity date of April 22, 2020. On June 19, 2019, the Company amended and restated, in its entirety, the Credit Facility (the “Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $750.0 million unsecured revolving credit facility (the “Revolver”) maturing on June 19, 2024. Under the Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at 1.10% over LIBOR, inclusive of a facility fee of 0.15%. The Company incurred costs of $3.9 million in 2019 in connection with amending and restating the Credit Facility and capitalized such costs as a component of Loan procurement costs, net of amortization on the consolidated balance sheets.

As of December 31, 2019, borrowings under the Revolver had an effective weighted average interest rate of 2.86%. Additionally, as of December 31, 2019, $749.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan with a seven-year maturity that was repaid on June 19, 2019.

The Company’s unsecured term loans under the Credit Facility and Term Loan Facility are summarized below:

	Carrying Value as of:		Effective Interest
	December 31,		Rate as of	Maturity
Unsecured Term Loans	2019	2018	December 31, 2019	Date
	(in thousands)
Credit Facility
Unsecured term loan (1)	$—	$200,000	—%	Jan-19
Term Loan Facility
Unsecured term loan (2)	—	100,000	—%	Jan-20
Principal balance outstanding	—	300,000
Less: Loan procurement costs, net	—	(201)
Total unsecured term loans, net	$—	$299,799

(1)	On January 31, 2019, the Company used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes”) to repay all of the outstanding indebtedness under the unsecured term loan portion of the Credit Facility.

(2)	On June 19, 2019, the Company used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility that was scheduled to mature in January 2020. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2019, the Operating Partnership was in compliance with all of its financial covenants.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2019	2018	Interest Rate	Date
	(in thousands)
YSI 33 (1)	$—	$9,214	6.42%	Jul-19
YSI 26	7,805	8,022	4.56%	Nov-20
YSI 57	2,740	2,816	4.61%	Nov-20
YSI 55	21,547	22,041	4.85%	Jun-21
YSI 24	24,042	24,893	4.64%	Jun-21
YSI 65	2,313	2,363	3.85%	Jun-23
YSI 66	30,588	31,171	3.51%	Jun-23
YSI 68	5,459	5,626	3.78%	May-24
Principal balance outstanding	94,494	106,146
Plus: Unamortized fair value adjustment	1,833	2,551
Less: Loan procurement costs, net	(287)	(451)
Total mortgage loans and notes payable, net	$96,040	$108,246

(1)	YSI 33 was repaid in full on July 1, 2019.

As of December 31, 2019 and 2018, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $206.3 million and $231.0 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2019 (in thousands):

2020	$12,791
2021	45,057
2022	923
2023	31,019
2024	4,704
2025 and thereafter	—
Total mortgage payments	94,494
Plus: Unamortized fair value adjustment	1,833
Less: Loan procurement costs, net	(287)
Total mortgage loans and notes payable, net	$96,040

9.  ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes in accumulated other comprehensive income (loss) by component for the year ended December 31, 2019:

	Unrealized Gains (Losses)
	on Interest Rate Swaps
	(in thousands)
Other comprehensive gain before reclassifications	$230
Amounts reclassified from accumulated other comprehensive loss	70	(1)
Net current-period other comprehensive income	300
Balance at December 31, 2018	(1,029)
Balance at December 31, 2019	$(729)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

During 2018, the Company entered into interest rate swap agreements that qualified and were designated as cash flow hedges designed to reduce the impact of interest rate changes on a forecasted issuance of long-term debt. Therefore, the interest rate swaps were recorded on the consolidated balance sheets at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive loss. These deferred gains and losses are amortized into interest expense during the period or periods in which the related interest payments affect earnings.

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

The following table summarizes the terms and fair values of the Company’s derivative financial instruments as of December 31, 2019 and 2018 (in thousands):

Hedge	Hedge	Notional Amount			Effective		Fair Value
Product	Type	December 31, 2019	December 31, 2018	Strike	Date	Maturity	December 31, 2019	December 31, 2018

Swap	Cash flow (1)	$—	$75,000	2.8015%	6/28/2019	6/28/2029	$—	$(516)
Swap	Cash flow (1)	—	50,000	2.8030%	6/28/2019	6/28/2029	—	(350)
Swap	Cash flow (1)	—	25,000	2.8020%	6/28/2019	6/28/2029	—	(173)
		$—	$150,000				$—	$(1,039)

(1)	These interest rate swaps were entered into on December 24, 2018 to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled these interest rate swaps for $0.8 million. The termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029.

The Company measured its derivative instruments at fair value and recorded them in the balance sheet as a liability. As of December 31, 2019, all derivative instruments had been settled. As of December 31, 2018, all derivative instruments were included in Accounts payable, accrued expenses and other liabilities on the accompanying consolidated balance sheets. The effective portions of changes in the fair value of the derivatives are reported in accumulated other comprehensive loss. Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s 2029 Notes. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2019. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in 2020.

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

There were no financial assets or liabilities carried at fair value as of December 31, 2019. Financial assets and liabilities carried at fair value as of December 31, 2018 are classified in the table below in one of the three categories described above (dollars in thousands):

	Level 1	Level 2	Level 3
	(in thousands)
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

Financial assets and liabilities carried at fair value were classified as Level 2 inputs. For financial liabilities that utilize Level 2 inputs, the Company utilizes both direct and indirect observable price quotes, including LIBOR yield curves, bank price quotes for forward starting swaps, NYMEX futures pricing and common stock price quotes. Below is a summary of valuation techniques for Level 2 financial liabilities:

●	Interest rate swap derivative assets and liabilities — valued using LIBOR yield curves at the reporting date. Counterparties to these contracts are most often highly rated financial institutions, none of which experienced any significant downgrades that would reduce the amount owed by the Company. Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with the Company’s derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by the Company and the counterparties. However, as of the reporting dates, the Company has assessed the significance of the effect of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

The fair values of financial instruments, including cash and cash equivalents, accounts receivable and accounts payable approximate their respective carrying values as of December 31, 2019 and 2018. The aggregate carrying value of the Company’s debt was $1,931.8 million and $1,747.1 million as of December 31, 2019 and 2018, respectively. The estimated fair value of the Company’s debt was $2,037.6 million and $1,731.9 million as of December 31, 2019 and 2018, respectively. These estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2019 and 2018. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated joint ventures. The Company has determined that these ventures are variable interest entities, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of the joint ventures in the table below:

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	December 31, 2019
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities
					(in thousands)
CS Valley Forge Village Storage, LLC ("VFV") (1)	1	King of Prussia, PA	Q2 2021 (est.)	70%	$4,279	$856
Shirlington Rd II, LLC ("SH2") (2)	1	Arlington, VA	Q1 2021 (est.)	90%	8,965	339
CS 2087 Hempstead Tpk, LLC ("Hempstead") (3)	1	East Meadow, NY	Q4 2020 (est.)	51%	12,538	3,289
CS SDP Newtonville, LLC ("Newton") (1)	1	Newton, MA	Q3 2020 (est.)	90%	10,351	3,827
CS 1158 McDonald Ave, LLC ("McDonald Ave") (3)	1	Brooklyn, NY	Q1 2020 (est.)	51%	41,995	10,713
Shirlington Rd, LLC ("SH1") (2)	1	Arlington, VA	Q2 2015	90%	14,905	162
	6				$93,033	$19,186

(1)	The Company has a related party commitment to VFV and Newton to fund all or a portion of the construction costs. As of December 31, 2019, the Company has funded $3.1 million of a total $12.1 million loan commitment to Newton, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes. As of December 31, 2019, the Company had not funded any of its $12.4 million loan commitment to VFV.

(2)	On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

(3)	The noncontrolling members of Hempstead and McDonald Ave have the option to put their ownership interest in the ventures to the Company for $6.6 million and $10.0 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of Hempstead and McDonald Ave for $6.6 million and $10.0 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest in Hempstead and McDonald. The Company is accreting the respective liabilities during the development periods and, as of December 31, 2019, has accrued $2.8 million and $9.7 million related to Hempstead and McDonald Ave, respectively, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Approximately 1.0% of the outstanding OP Units as of December 31, 2019 and 2018, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On December 16, 2019, the Company acquired a store in California for $18.5 million. In conjunction with the closing, the Company paid $14.9 million and issued 106,738 OP Units, valued at approximately $3.6 million, to pay the remaining consideration.

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

As of December 31, 2019 and 2018, 1,972,308 and 1,945,570 OP Units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP Units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at their redemption value as of December 31, 2019 and 2018. As of December 31, 2019 and 2018, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $5.9 million and $0.3 million, respectively.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the year ended December 31, 2019, administrative and late fees totaled $22.6 million and are included in Other property related income within the Company’s consolidated statements of operations.

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

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s operating leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives. Upon adoption of ASC 842 on January 1, 2019, the Company had right-of-use assets and lease liabilities related to its operating leases of $55.7 million and $60.7 million, respectively. As of December 31, 2019, the Company had right-of-use assets and lease liabilities related to its operating leases of $41.7 million and $46.4 million, which are included in Other assets, net and Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets, respectively. As of December 31, 2019, the Company’s weighted average remaining lease term and weighted average discount rate related to its operating leases were 35.9 years and 4.74%, respectively.

For the year ended December 31, 2019, the Company’s lease cost consists of the following components, each of which is included in Property operating expenses within the Company’s consolidated statements of operations:

For the year ended
December 31, 2019
(in thousands)
Operating lease cost	$3,304
Short-term lease cost (1)	1,227
Total lease cost	$4,531

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents the future operating lease liability maturities as of December 31, 2019 (in thousands):

2020	$2,273
2021	2,302
2022	2,459
2023	2,523
2024	2,373
2025 and thereafter	91,241
Total operating lease payments	103,171
Less: Imputed interest	(56,780)
Present value of operating lease liabilities	$46,391

During the year ended December 31, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $2.5 million, which is included as an operating cash outflow within the consolidated statements of cash flows. As of December 31, 2019, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2019, 2018 and 2017 were $4.0 million, $4.5 million and $3.8 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $10.5 million and $10.6 million as of December 31, 2019 and 2018, respectively, and are included in Other Assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $3.1 million and $33.2 million as of December 31, 2019 and 2018, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP III, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP III, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP III, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. The Company recognized $2.1 million, $0.6 million and $0.5 million in fees associated with property transactions during the years ended December 31, 2019, 2018 and 2017, respectively, which are included in Other income on the consolidated statements of operations.

15.  COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of five new self-storage properties (see note 4), which will require payments of approximately $56.7 million, due in installments upon completion of certain construction milestones, during 2020 and 2021.

Litigation

The Company is involved in claims from time to time, which arise in the ordinary course of business. In accordance with applicable accounting guidance, management establishes an accrued liability for claim expenses, insurance retention and litigation costs when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of those amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions and known and unknown uncertainties. In the opinion of management, the Company has made adequate provisions for potential liabilities, arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

16.  SHARE-BASED COMPENSATION PLANS

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

Upon shareholder approval of the amendment and restatement of the 2007 Plan on June 1, 2016, 4,500,000 additional common shares were made available for award under the 2007 Plan. As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the 2007 Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”. As of December 31, 2019: (i) 4,015,223 common shares remained available for future awards under the 2007 Plan; (ii) 547,266 unvested restricted share awards were outstanding under the 2007 Plan; and (iii) 1,602,353 common shares were subject to outstanding options under the 2007 Plan (with the outstanding options having a weighted average exercise price of $24.10 per share and a weighted average term to maturity of 6.26 years).

Prior to the June 1, 2016 amendment, the 2007 Plan used a “Fungible Units” methodology for computing the maximum number of common shares available for issuance under the 2007 Plan. The Fungible Units methodology assigned weighted values to different types of awards under the 2007 Plan without assigning specific numerical limits for different types of awards. As amended on June 1, 2016, the 2007 Plan provides that any common shares made the subject of awards under the 2007 Plan will count against the Aggregate Share Reserve as one (1) unit. The Aggregate Share Reserve and the computation of the number of common shares available for issuance is subject to adjustment upon certain corporate transactions or events, including share splits, reverse share splits and recapitalizations. The number of shares counted against the Aggregate Share Reserve includes the full number of shares subject to the award, and is not reduced in the event shares are withheld to fund withholding tax obligations, or, in the case of options and share appreciation rights, where shares are applied to pay the exercise price. If an option or other award granted under the 2007 Plan expires, is forfeited or otherwise terminates, the common shares subject to any portion of the award that expires, is forfeited or that otherwise terminates, as the case may be, again becomes available for issuance under the 2007 Plan.

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

Share Options

The fair values for options granted in 2019, 2018 and 2017 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2019		2018		2017
Risk-free interest rate	2.7%		2.5%		2.2%
Expected dividend yield	3.9%		3.7%		3.5%
Volatility (1)	32.00%		32.00%		33.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$6.35		$6.24		$6.12

(1)	Expected volatility is based upon the level of volatility historically experienced.

(2)	Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2019, 2018 and 2017 grants was based on the trading history of the Company’s shares.

In 2019, 2018 and 2017, the Company recognized compensation expense related to options issued to employees and executives of approximately $1.8 million, $1.5 million and $1.5 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. During 2019, 324,409 share options were issued for which the fair value of the options at their respective grant dates was approximately $2.1 million. The share options vest over three years. As of December 31, 2019, the Company had approximately $2.0 million of unrecognized option compensation cost related to all grants that will be recorded over the next three years.

The table below summarizes the option activity under the 2004 Plan and the 2007 Plan for the years ended December 31, 2019, 2018 and 2017:

			Weighted Average
	Number of Shares	Weighted Average	Remaining
	Under Option	Strike Price	Contractual Term
Balance at December 31, 2016	1,939,690	$12.94	4.85
Options granted	289,104	26.30	9.07
Options exercised	(395,621)	5.98	1.14
Balance at December 31, 2017	1,833,173	$16.55	5.26
Options granted	305,805	27.85	9.08
Options canceled	(74,748)	26.95	—
Options exercised	(405,227)	9.47	1.98
Balance at December 31, 2018	1,659,003	$19.89	5.52
Options granted	324,409	28.69	9.01
Options exercised	(381,059)	9.67	1.00
Balance at December 31, 2019	1,602,353	$24.10	6.26

Vested or expected to vest at December 31, 2019	1,602,353	$24.10	6.26
Exercisable at December 31, 2019	1,015,950	$21.81	5.00

As of December 31, 2019, the aggregate intrinsic value of options outstanding, of options that vested or are expected to vest, and of options that were exercisable was approximately $11.8 million. The aggregate intrinsic value of options exercised was approximately $9.1 million for the year ended December 31, 2019.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares. As such, each grant is recognized ratably over the related vesting period. There were 180,607 restricted shares and share units issued during the year ended December 31, 2019, which vest over three to five years. The fair value of the restricted shares and share units issued during the year ended December 31, 2019 was approximately $5.8 million at their respective grant dates. There were 165,551 restricted shares and share units issued during the year ended December 31, 2018 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $4.9 million. As of December 31, 2019 the Company had approximately $5.7 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next five years. Restricted share awards are considered to be performance awards and are valued using the share price on the grant date. The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

In 2019, 2018 and 2017, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $4.9 million, $4.0 million and $4.1 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2019:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2019	382,600
Granted	180,607
Vested	(66,392)
Forfeited	(6,851)
Non-Vested at December 31, 2019	489,964

On January 1, 2019, 55,168 restricted share units were granted to certain executives. The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date. The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period. The fair value of the restricted share units on the grant date was approximately $2.1 million. The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards. The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2021. The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

17.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2019	2018	2017
	(dollars and shares in thousands, except per share amounts)

Net income	$170,771	$165,488	$135,611
Noncontrolling interests in the Operating Partnership	(1,708)	(1,820)	(1,593)
Noncontrolling interest in subsidiaries	54	221	270
Net income attributable to the Company’s common shareholders	$169,117	$163,889	$134,288

Weighted average basic shares outstanding	190,874	184,653	180,525
Share options and restricted share units	702	842	923
Weighted average diluted shares outstanding (1)	191,576	185,495	181,448

Basic earnings per share attributable to common shareholders	$0.89	$0.89	$0.74
Diluted earnings per share attributable to common shareholders	$0.88	$0.88	$0.74

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2019	2018	2017
	(dollars and units in thousands, except per unit amounts)

Net income	$170,771	$165,488	$135,611
Operating Partnership interests of third parties	(1,708)	(1,820)	(1,593)
Noncontrolling interest in subsidiaries	54	221	270
Net income attributable to common unitholders	$169,117	$163,889	$134,288

Weighted average basic units outstanding	190,874	184,653	180,525
Unit options and restricted share units	702	842	923
Weighted average diluted units outstanding (1)	191,576	185,495	181,448

Basic earnings per unit attributable to common unitholders	$0.89	$0.89	$0.74
Diluted earnings per unit attributable to common unitholders	$0.88	$0.88	$0.74

(1)	For the years ended December 31, 2019, 2018 and 2017, the Company declared cash dividends per common share/unit of $1.29, $1.22, and $1.11, respectively.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 1,972,308; 1,945,570 and 1,878,253 as of December 31, 2019, 2018 and 2017, respectively. There were 193,557,024; 187,145,103 and 182,215,735 common units outstanding as of December 31, 2019, 2018 and 2017, respectively.

Common Shares

The Company maintains an at-the-market equity program that enables it to offer and sell up to 50.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). The Company’s sales activity under the program for the years ended December 31, 2019, 2018 and 2017 is summarized below:

	For the year ended December 31,
	2019	2018	2017
	(dollars and shares in thousands, except per share amounts)
Number of shares sold	5,899	4,291	1,036
Average sales price per share	$33.64	$31.09	$29.13
Net proceeds after deducting offering costs	$196,304	$131,835	$29,642

The proceeds from the sales of common shares under the program during the years ended December 31, 2019, 2018 and 2017 were used to fund acquisitions of storage properties and for general corporate purposes. As of December 31, 2019, 2018 and 2017, 4.6 million common shares, 10.5 million common shares and 4.7 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

18.  INCOME TAXES

Deferred income taxes are established for temporary differences between the financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded as of December 31, 2019 or 2018. As of December 31, 2019 and 2018, the Company had net deferred tax assets of $0.8 million and $1.4 million, respectively, which are included in Other assets, net on the Company’s consolidated balance sheets. The Company believes it is more likely than not the deferred tax assets will be realized.

19.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of quarterly financial information for the years ended December 31, 2019 and 2018:

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
	(in thousands, except per share amounts)
Total revenues	$152,845	$159,017	$166,547	$165,506
Total operating expenses	99,014	100,583	106,855	105,394
Net income	35,786	49,878	42,597	42,510
Net income attributable to the Company's common shareholders	35,498	49,420	42,154	42,045
Basic earnings per share attributable to common shareholders	0.19	0.26	0.22	0.22
Diluted earnings per share attributable to common shareholders	0.19	0.26	0.22	0.22

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
	(in thousands, except per share amounts)
Total revenues	$142,877	$147,815	$153,370	$153,882
Total operating expenses	92,464	92,915	93,774	98,775
Net income	34,799	38,751	43,302	48,636
Net income attributable to the Company's common shareholders	34,423	38,410	42,900	48,156
Basic earnings per share attributable to common shareholders	0.19	0.21	0.23	0.26
Diluted earnings per share attributable to common shareholders	0.19	0.21	0.23	0.26

The sum of quarterly earnings per share amounts do not necessarily equal the full year amounts.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2019

(dollars in thousands)

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2019
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Chandler I, AZ	47,880		327	1,257	551	327	1,631	1,958	752	2005
Chandler II, AZ	82,915		1,518	7,485	229	1,518	7,713	9,231	1,544	2013
Gilbert I, AZ	57,100		951	4,688	205	951	4,893	5,844	1,048	2013
Gilbert II, AZ	115,430		1,199	11,846	171	1,199	12,017	13,216	1,098	2016
Glendale, AZ	56,807		201	2,265	1,301	418	3,002	3,420	1,555	1998
Green Valley, AZ	25,050		298	1,153	259	298	1,201	1,499	520	2005
Mesa I, AZ	52,575		920	2,739	403	921	2,696	3,617	1,241	2006
Mesa II, AZ	45,511		731	2,176	311	731	2,158	2,889	1,022	2006
Mesa III, AZ	59,209		706	2,101	505	706	2,222	2,928	979	2006
Peoria, AZ	110,810		1,436	7,082	255	1,436	7,337	8,773	1,087	2015
Phoenix III, AZ	121,880		2,115	10,429	336	2,115	10,765	12,880	1,999	2014
Phoenix IV, AZ	69,710		930	12,277	111	930	12,388	13,318	1,141	2016
Queen Creek, AZ	94,462		1,159	5,716	94	1,159	5,810	6,969	892	2015
Scottsdale, AZ	67,575		443	4,879	1,793	883	5,555	6,438	2,949	1998
Surprise , AZ	72,475		584	3,761	128	584	3,889	4,473	511	2015
Tempe I, AZ	77,330		941	3,283	784	941	3,757	4,698	1,063	2005 / 2019
Tempe II, AZ	68,409		588	2,898	2,162	588	5,060	5,648	1,237	2013
Tucson I, AZ	59,800		188	2,078	1,157	384	2,731	3,115	1,435	1998
Tucson II, AZ	43,950		188	2,078	1,150	391	2,743	3,134	1,412	1998
Tucson III, AZ	49,820		532	2,048	391	533	2,078	2,611	914	2005
Tucson IV, AZ	48,040		674	2,595	411	675	2,586	3,261	1,169	2005
Tucson V, AZ	45,184		515	1,980	420	515	2,043	2,558	935	2005
Tucson VI, AZ	40,766		440	1,692	291	430	1,685	2,115	767	2005
Tucson VII, AZ	52,663		670	2,576	406	670	2,567	3,237	1,176	2005
Tucson VIII, AZ	46,650		589	2,265	448	589	2,361	2,950	1,063	2005
Tucson IX, AZ	67,496		724	2,786	516	725	2,780	3,505	1,269	2005
Tucson X, AZ	46,350		424	1,633	387	425	1,710	2,135	754	2005
Tucson XI, AZ	42,700		439	1,689	444	439	1,840	2,279	908	2005
Tucson XII, AZ	42,275		671	2,582	415	672	2,567	3,239	1,145	2005
Tucson XIII, AZ	45,800		587	2,258	365	587	2,253	2,840	1,056	2005
Tucson XIV, AZ	48,995		707	2,721	502	708	2,670	3,378	1,247	2005
Benicia, CA	74,770		2,392	7,028	499	2,392	6,433	8,825	2,856	2005
Citrus Heights, CA	75,620		1,633	4,793	277	1,634	4,292	5,926	2,007	2005
Corona, CA	95,124		2,107	10,385	224	2,107	10,608	12,715	1,736	2014
Diamond Bar, CA	103,528		2,522	7,404	341	2,524	6,634	9,158	3,074	2005
Escondido, CA	143,645		3,040	11,804	319	3,040	9,763	12,803	3,765	2007
Fallbrook, CA	45,926		133	1,492	1,896	432	2,845	3,277	1,503	1997
Fremont, CA	51,189		1,158	5,711	188	1,158	5,899	7,057	1,134	2014
Lancaster, CA	60,475		390	2,247	1,135	556	2,646	3,202	1,192	2001
Long Beach I, CA	124,541		3,138	14,368	1,104	3,138	13,536	16,674	5,917	2006
Long Beach II, CA	70,630		3,424	13,987	1	3,424	13,988	17,412	—	2019
Los Angeles, CA	76,818		23,289	25,867	137	23,289	26,004	49,293	868	2018
Murrieta, CA	49,775		1,883	5,532	325	1,903	4,991	6,894	2,256	2005
North Highlands, CA	57,094		868	2,546	591	868	2,676	3,544	1,217	2005
Ontario, CA	93,540		1,705	8,401	470	1,705	8,870	10,575	1,486	2014
Orangevale, CA	50,542		1,423	4,175	380	1,423	3,877	5,300	1,814	2005
Pleasanton, CA	83,600		2,799	8,222	481	2,799	7,460	10,259	3,288	2005
Rancho Cordova, CA	53,978		1,094	3,212	433	1,095	3,101	4,196	1,421	2005
Rialto I, CA	57,391		899	4,118	304	899	3,849	4,748	1,690	2006
Rialto II, CA	99,783		277	3,098	1,855	672	4,156	4,828	2,279	1997
Riverside I, CA	67,320		1,351	6,183	645	1,351	5,996	7,347	2,655	2006
Riverside II, CA	85,101		1,170	5,359	547	1,170	5,102	6,272	2,233	2006
Roseville, CA	59,944		1,284	3,767	478	1,284	3,647	4,931	1,722	2005
Sacramento I, CA	50,764		1,152	3,380	486	1,152	3,300	4,452	1,493	2005
Sacramento II, CA	111,565		2,085	6,750	638	2,086	6,721	8,807	1,999	2005/2017
San Bernardino I, CA	31,070		51	572	1,201	182	1,441	1,623	748	1997
San Bernardino II, CA	41,426		112	1,251	1,393	306	2,101	2,407	1,092	1997
San Bernardino III, CA	35,416		98	1,093	1,350	242	1,945	2,187	1,032	1997
San Bernardino IV, CA	83,352		1,872	5,391	245	1,872	4,421	6,293	1,694	2005
San Bernardino V, CA	56,803		783	3,583	680	783	3,731	4,514	1,658	2006
San Bernardino VII, CA	78,695		1,475	6,753	482	1,290	6,487	7,777	2,889	2006
San Bernardino VIII, CA	111,833		1,691	7,741	721	1,692	6,510	8,202	2,951	2006
San Diego, CA	87,412		1,185	16,740	18	1,186	16,757	17,943	595	2018
San Marcos, CA	37,425		775	2,288	218	776	2,135	2,911	981	2005
Santa Ana, CA	63,831		1,223	5,600	493	1,223	5,315	6,538	2,354	2006
South Sacramento, CA	52,390		790	2,319	482	791	2,381	3,172	1,062	2005
Spring Valley, CA	55,085		1,178	5,394	947	1,178	5,597	6,775	2,484	2006
Temecula I, CA	81,340		660	4,735	1,088	899	4,977	5,876	2,328	1998
Temecula II, CA	84,520		3,080	5,839	887	3,080	5,790	8,870	2,144	2007
Vista I, CA	74,238		711	4,076	2,363	1,118	5,105	6,223	2,347	2001
Vista II, CA	147,723		4,629	13,599	219	4,629	11,755	16,384	5,363	2005
Walnut, CA	50,664		1,578	4,635	486	1,595	4,382	5,977	1,957	2005
West Sacramento, CA	39,765		1,222	3,590	237	1,222	3,259	4,481	1,505	2005
Westminster, CA	68,393		1,740	5,142	396	1,743	4,651	6,394	2,204	2005
Aurora, CO	75,717		1,343	2,986	611	1,343	3,047	4,390	1,321	2005
Centennial, CO	62,400		1,281	8,958	111	1,281	9,069	10,350	978	2016
Colorado Springs I, CO	47,975		771	1,717	456	771	1,827	2,598	813	2005
Colorado Springs II, CO	62,400		657	2,674	287	656	2,453	3,109	1,110	2006
Denver I, CO	59,200		673	2,741	501	646	2,763	3,409	1,202	2006
Denver II, CO	74,420		1,430	7,053	183	1,430	7,235	8,665	1,688	2012
Denver III, CO	76,025		1,828	12,109	92	1,828	12,201	14,029	1,245	2016
Federal Heights, CO	54,770		878	1,953	347	879	1,901	2,780	835	2005
Golden, CO	87,800		1,683	3,744	591	1,684	3,663	5,347	1,624	2005
Littleton, CO	53,490		1,268	2,820	404	1,268	2,714	3,982	1,165	2005
Northglenn, CO	43,102		862	1,917	589	662	2,290	2,952	925	2005

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2019
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Bloomfield, CT	48,700		78	880	2,422	360	2,691	3,051	1,344	1997
Branford, CT	50,629		217	2,433	1,727	504	3,447	3,951	1,833	1995
Bristol, CT	50,925		1,819	3,161	431	1,819	3,127	4,946	1,421	2005
East Windsor, CT	45,816		744	1,294	568	744	1,591	2,335	811	2005
Enfield, CT	52,875		424	2,424	477	473	2,120	2,593	1,009	2001
Gales Ferry, CT	54,905		240	2,697	1,686	489	3,661	4,150	2,069	1995
Manchester I, CT	46,925		540	3,096	552	563	2,651	3,214	1,174	2002
Manchester II, CT	52,725		996	1,730	410	996	1,832	2,828	879	2005
Manchester III, CT	60,113		671	3,308	175	671	3,483	4,154	677	2014
Milford, CT	44,885		87	1,050	1,364	274	1,920	2,194	975	1996
Monroe, CT	63,700		2,004	3,483	942	2,004	3,741	5,745	1,833	2005
Mystic, CT	50,850		136	1,645	2,171	410	3,048	3,458	1,601	1996
Newington I, CT	42,270		1,059	1,840	294	1,059	1,838	2,897	902	2005
Newington II, CT	35,640		911	1,584	361	911	1,672	2,583	812	2005
Norwalk I, CT	30,181		646	3,187	66	646	3,253	3,899	782	2012
Norwalk II, CT	82,225		1,171	15,422	462	1,171	15,884	17,055	1,649	2016
Old Saybrook I, CT	87,000		3,092	5,374	713	3,092	5,233	8,325	2,642	2005
Old Saybrook II, CT	26,425		1,135	1,973	288	1,135	1,934	3,069	993	2005
Shelton, CT	78,405		1,613	9,032	546	1,613	8,494	10,107	2,173	2011
South Windsor, CT	72,075		90	1,127	1,555	272	2,284	2,556	1,183	1996
Stamford, CT	28,907		1,941	3,374	195	1,941	3,029	4,970	1,487	2005
Wilton, CT	84,515		2,409	12,261	798	2,421	13,121	15,542	3,219	2012
Washington I, DC	62,685		871	12,759	1,025	894	11,059	11,953	4,050	2008
Washington II, DC	82,452		3,152	13,612	463	3,154	12,299	15,453	3,094	2011
Washington III, DC	78,215		4,469	15,438	107	4,469	15,545	20,014	1,795	2016
Washington IV, DC	72,298		6,359	20,417	160	6,359	20,577	26,936	1,209	2017
Washington V, DC	114,200		13,908	18,770	170	13,917	18,931	32,848	843	2018
Boca Raton, FL	37,968		529	3,054	1,662	813	3,607	4,420	1,665	2001
Boynton Beach I, FL	61,725		667	3,796	1,957	958	4,420	5,378	2,058	2001
Boynton Beach II, FL	61,514		1,030	2,968	469	1,030	3,000	4,030	1,358	2005
Boynton Beach III, FL	67,368		1,225	6,037	266	1,225	6,304	7,529	1,141	2014
Boynton Beach IV, FL	76,514		1,455	7,171	162	1,455	7,333	8,788	1,047	2015
Bradenton I, FL	68,389		1,180	3,324	434	1,180	2,929	4,109	1,107	2004
Bradenton II, FL	88,063		1,931	5,561	1,191	1,931	5,125	7,056	2,077	2004
Cape Coral I, FL	76,857		472	2,769	2,595	830	4,031	4,861	2,236	2000
Cape Coral II, FL	67,955		1,093	5,387	108	1,093	5,494	6,587	905	2014
Coconut Creek I, FL	78,846		1,189	5,863	201	1,189	6,061	7,250	1,431	2012
Coconut Creek II, FL	90,147		1,937	9,549	210	1,937	9,760	11,697	1,856	2014
Dania Beach, FL	180,888		3,584	10,324	1,804	3,584	9,650	13,234	3,890	2004
Dania, FL	58,315		205	2,068	1,768	481	3,137	3,618	1,648	1996
Davie, FL	80,985		1,268	7,183	1,357	1,373	6,266	7,639	2,741	2001
Deerfield Beach, FL	57,280		946	2,999	2,041	1,311	4,528	5,839	2,317	1998
Delray Beach I, FL	67,563		798	4,539	847	883	4,098	4,981	1,941	2001
Delray Beach II, FL	75,770		957	4,718	278	957	4,996	5,953	1,076	2013
Delray Beach III, FL	94,257		2,086	10,286	182	2,086	10,469	12,555	1,856	2014
Delray Beach IV, FL	97,208		2,208	14,384	23	2,208	14,407	16,615	908	2017
Ft. Lauderdale I, FL	70,343		937	3,646	2,522	1,384	5,482	6,866	2,802	1999
Ft. Lauderdale II, FL	49,662		862	4,250	105	862	4,356	5,218	842	2013
Ft. Myers I, FL	67,504		303	3,329	993	328	3,318	3,646	1,726	1999
Ft. Myers II, FL	83,325		1,030	5,080	182	1,030	5,262	6,292	941	2014
Ft. Myers III, FL	81,554		1,148	5,658	181	1,148	5,839	6,987	1,041	2014
Ft. Myers IV, FL	69,682		992	8,287	164	992	8,451	9,443	155	2019
Ft. Myers V, FL	62,370		950	7,763	124	950	7,887	8,837	145	2019
Jacksonville I, FL	79,735		1,862	5,362	199	1,862	4,878	6,740	2,045	2005
Jacksonville II, FL	64,970		950	7,004	218	950	5,674	6,624	2,193	2007
Jacksonville III, FL	65,840		860	7,409	1,058	1,670	6,055	7,725	2,341	2007
Jacksonville IV, FL	95,525		870	8,049	1,218	1,651	7,184	8,835	2,758	2007
Jacksonville V, FL	82,573		1,220	8,210	450	1,220	6,916	8,136	2,673	2007
Jacksonville VI, FL	67,375		755	3,725	152	755	3,876	4,631	644	2014
Kendall, FL	75,495		2,350	8,106	493	2,350	6,826	9,176	2,619	2007
Lake Worth I, FL	158,778		183	6,597	7,795	354	11,148	11,502	5,618	1998
Lake Worth II, FL	86,920		1,552	7,654	203	1,552	7,857	9,409	1,435	2014
Lake Worth III, FL	92,510		957	4,716	243	957	4,959	5,916	759	2015
Lakeland, FL	49,079		81	896	1,300	256	1,604	1,860	854	1994
Leisure City, FL	56,185		409	2,018	198	409	2,213	2,622	537	2012
Lutz I, FL	71,595		901	2,478	438	901	2,299	3,200	862	2004
Lutz II, FL	69,232		992	2,868	416	992	2,524	3,516	995	2004
Margate I, FL	53,660		161	1,763	2,345	399	3,427	3,826	1,862	1996
Margate II, FL	65,380		132	1,473	2,188	383	3,031	3,414	1,466	1996
Merritt Island, FL	50,171		716	2,983	711	796	2,781	3,577	1,200	2002
Miami I, FL	46,500		179	1,999	1,889	484	2,889	3,373	1,554	1996
Miami II, FL	67,160		253	2,544	1,864	561	3,569	4,130	1,873	1996
Miami III, FL	151,620		4,577	13,185	898	4,577	12,257	16,834	5,324	2005
Miami IV, FL	76,695		1,852	10,494	1,047	1,963	9,980	11,943	2,773	2011
Miramar, FL	80,080		1,206	5,944	151	1,206	6,096	7,302	1,277	2013
Naples I, FL	48,100		90	1,010	2,759	270	3,225	3,495	1,673	1996
Naples II, FL	65,850		148	1,652	4,387	558	5,342	5,900	2,845	1997
Naples III, FL	80,205		139	1,561	4,302	598	4,224	4,822	2,255	1997
Naples IV, FL	40,625		262	2,980	693	407	3,076	3,483	1,655	1998
New Smyrna Beach, FL	81,454		1,261	6,215	203	1,261	6,417	7,678	1,073	2014
North Palm Beach, FL	45,825		1,374	7,649	57	1,374	7,706	9,080	751	2017
Oakland Park, FL	63,706		3,007	10,145	43	3,007	10,188	13,195	615	2017
Ocoee, FL	76,150		1,286	3,705	238	1,286	3,425	4,711	1,499	2005
Orange City, FL	59,580		1,191	3,209	362	1,191	2,788	3,979	1,086	2004
Orlando II, FL	63,184		1,589	4,576	259	1,589	4,195	5,784	1,830	2005
Orlando III, FL	101,190		1,209	7,768	811	1,209	7,191	8,400	2,882	2006
Orlando IV, FL	76,801		633	3,587	203	633	3,286	3,919	953	2010
Orlando V, FL	75,377		950	4,685	143	950	4,828	5,778	1,128	2012
Orlando VI, FL	67,275		640	3,154	158	640	3,312	3,952	560	2014
Orlando VII, FL	78,705		896	9,142	1	896	9,143	10,039	21	2019
Oviedo, FL	49,276		440	2,824	637	440	2,784	3,224	1,151	2006
Palm Coast I, FL	47,400		555	2,735	123	555	2,859	3,414	561	2014
Palm Coast II, FL	122,490		1,511	7,450	432	1,511	7,883	9,394	1,529	2014

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2019
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Palm Harbor, FL	82,685		2,457	16,178	71	2,387	16,319	18,706	1,686	2016
Pembroke Pines, FL	67,321		337	3,772	2,905	953	5,530	6,483	2,966	1997
Royal Palm Beach II, FL	81,178		1,640	8,607	340	1,640	7,284	8,924	2,834	2007
Sanford I, FL	61,810		453	2,911	241	453	2,584	3,037	1,010	2006
Sanford II, FL	69,875		1,003	4,944	251	1,003	5,194	6,197	877	2014
Sarasota, FL	71,142		333	3,656	1,516	529	3,955	4,484	1,979	1999
St. Augustine, FL	59,725		135	1,515	3,497	383	4,404	4,787	2,393	1996
St. Petersburg, FL	66,025		2,721	10,173	436	2,721	10,609	13,330	1,113	2016
Stuart, FL	87,486		324	3,625	3,272	685	5,904	6,589	3,169	1997
SW Ranches, FL	65,060		1,390	7,598	305	1,390	6,039	7,429	2,333	2007
Tampa I, FL	83,938		2,670	6,249	307	2,670	5,203	7,873	2,003	2007
Tampa II, FL	74,790		2,291	10,262	140	2,291	10,402	12,693	1,067	2016
West Palm Beach I, FL	66,831		719	3,420	1,864	835	4,034	4,869	1,835	2001
West Palm Beach II, FL	94,113		2,129	8,671	555	2,129	7,114	9,243	2,843	2004
West Palm Beach III, FL	77,410		804	3,962	138	804	4,100	4,904	921	2012
West Palm Beach IV, FL	102,722		1,499	7,392	333	1,499	7,724	9,223	1,402	2014
Winter Park I, FL	54,416		866	4,268	127	866	4,394	5,260	738	2014
Winter Park II, FL	71,363		1,897	9,286	1	1,897	9,287	11,184	22	2019
Winter Springs, FL	61,965		1,248	7,259	—	1,248	7,259	8,507	17	2019
Alpharetta, GA	90,501		806	4,720	1,032	917	4,045	4,962	1,843	2001
Atlanta I, GA	66,600		822	4,053	137	822	4,191	5,013	980	2012
Atlanta II, GA	81,665		1,890	11,579	4	1,890	11,583	13,473	145	2019
Austell, GA	83,655		1,635	4,711	447	1,643	4,502	6,145	1,788	2006
Decatur, GA	145,320		616	6,776	457	616	6,224	6,840	3,499	1998
Duluth, GA	70,885		373	2,044	258	373	1,976	2,349	533	2011
Lawrenceville, GA	73,890		546	2,903	472	546	2,945	3,491	807	2011
Lithia Springs, GA	73,200		748	5,552	425	719	6,006	6,725	759	2015
Norcross I, GA	85,320		514	2,930	1,082	632	3,087	3,719	1,355	2001
Norcross II, GA	52,595		366	2,025	241	366	1,979	2,345	552	2011
Norcross III, GA	46,955		938	4,625	94	938	4,719	5,657	1,181	2012
Norcross IV, GA	57,475		576	2,839	134	576	2,973	3,549	703	2012
Norcross V, GA	50,030		881	3,083	38	881	3,121	4,002	55	2019
Peachtree City I, GA	49,875		435	2,532	811	529	2,558	3,087	1,152	2001
Peachtree City II, GA	59,950		398	1,963	157	398	2,119	2,517	499	2012
Smyrna, GA	57,015		750	4,271	334	750	3,480	4,230	1,602	2001
Snellville, GA	80,000		1,660	4,781	392	1,660	4,510	6,170	1,773	2007
Suwanee I, GA	85,125		1,737	5,010	365	1,737	4,658	6,395	1,821	2007
Suwanee II, GA	79,590		800	6,942	152	622	5,877	6,499	2,267	2007
Villa Rica, GA	65,281		757	5,616	177	757	5,793	6,550	768	2015
Addison, IL	31,574		428	3,531	605	428	3,308	3,736	1,283	2004
Aurora, IL	73,985		644	3,652	264	644	3,058	3,702	1,189	2004
Bartlett, IL	51,395		931	2,493	356	931	2,215	3,146	874	2004
Bellwood, IL	86,500		1,012	5,768	1,186	1,012	5,216	6,228	2,315	2001
Blue Island, IL	55,125		633	3,120	92	633	3,212	3,845	493	2015
Bolingbrook, IL	82,575		1,675	8,254	209	1,675	8,463	10,138	1,415	2014
Chicago I, IL	95,792		2,667	13,118	1,044	2,667	14,161	16,828	2,430	2014
Chicago II, IL	78,835		833	4,035	98	833	4,134	4,967	685	2014
Chicago III, IL	84,890		2,427	11,962	834	2,427	12,796	15,223	2,206	2014
Chicago IV, IL	60,420		1,296	6,385	153	1,296	6,538	7,834	989	2015
Chicago V, IL	51,775		1,044	5,144	121	1,044	5,265	6,309	794	2015
Chicago VI, IL	71,748		1,596	9,535	76	1,596	9,611	11,207	1,067	2016
Chicago VII, IL	90,947		—	11,191	332	—	11,523	11,523	753	2017
Countryside, IL	97,658		2,607	12,684	265	2,607	12,951	15,558	2,147	2014
Des Plaines, IL	69,450		1,564	4,327	871	1,564	4,158	5,722	1,624	2004
Downers Grove, IL	71,625		1,498	13,153	60	1,498	13,213	14,711	1,497	2016
Elk Grove Village, IL	64,104		1,446	3,535	321	1,446	2,999	4,445	1,233	2004
Evanston, IL	57,715		1,103	5,440	290	1,103	5,729	6,832	1,234	2013
Glenview I, IL	100,085		3,740	10,367	599	3,740	8,539	12,279	3,349	2004
Glenview II, IL	30,844		725	3,144	73	725	3,217	3,942	113	2018
Gurnee, IL	80,300		1,521	5,440	440	1,521	4,606	6,127	1,818	2004
Hanover, IL	41,190		1,126	2,197	406	1,126	2,062	3,188	813	2004
Harvey, IL	60,090		869	3,635	502	869	3,255	4,124	1,229	2004
Joliet, IL	72,865		547	4,704	325	547	3,934	4,481	1,538	2004
Kildeer, IL	74,438		2,102	2,187	4,603	1,997	6,385	8,382	1,254	2004
Lombard, IL	58,728		1,305	3,938	1,055	1,305	4,021	5,326	1,622	2004
Maywood, IL	60,225		749	3,689	80	749	3,769	4,518	568	2015
Mount Prospect, IL	65,000		1,701	3,114	672	1,701	3,041	4,742	1,197	2004
Mundelein, IL	44,700		1,498	2,782	493	1,498	2,602	4,100	989	2004
North Chicago, IL	53,500		1,073	3,006	629	1,073	2,873	3,946	1,119	2004
Plainfield I, IL	53,900		1,770	1,715	373	1,740	1,636	3,376	630	2004
Plainfield II, IL	51,900		694	2,000	345	694	2,013	2,707	835	2005
Riverwoods, IL	73,883		1,585	7,826	93	1,585	7,919	9,504	747	2017
Schaumburg, IL	31,160		538	645	270	538	718	1,256	287	2004
Streamwood, IL	64,305		1,447	1,662	601	1,447	1,798	3,245	694	2004
Warrenville, IL	48,796		1,066	3,072	544	1,066	3,184	4,250	1,335	2005
Waukegan, IL	79,500		1,198	4,363	686	1,198	3,992	5,190	1,566	2004
West Chicago, IL	48,175		1,071	2,249	547	1,071	2,229	3,300	876	2004
Westmont, IL	53,400		1,155	3,873	341	1,155	3,315	4,470	1,287	2004
Wheeling I, IL	54,210		857	3,213	558	857	3,002	3,859	1,182	2004
Wheeling II, IL	67,825		793	3,816	626	793	3,537	4,330	1,418	2004
Woodridge, IL	50,257		943	3,397	373	943	2,980	3,923	1,146	2004
Schererville, IN	67,600		1,134	5,589	78	1,134	5,667	6,801	1,010	2014
Boston I, MA	33,286		538	3,048	291	538	2,908	3,446	846	2010
Boston II, MA	60,470		1,516	8,628	884	1,516	7,051	8,567	3,002	2002
Boston III, MA	108,205		3,211	15,829	765	3,211	16,594	19,805	2,788	2014
Brockton I, MA	59,993		577	4,394	1,225	577	5,619	6,196	718	2015
Brockton II, MA	69,375		1,900	3,520	3	1,900	3,523	5,423	65	2019
East Bridgewater, MA	35,905		1,039	4,748	2	1,039	4,750	5,789	76	2019
Fall River, MA	75,950		1,794	11,684	33	1,794	11,717	13,511	186	2019
Franklin, MA	63,405		2,034	5,704	3	2,034	5,707	7,741	100	2019
Haverhill, MA	60,589		669	6,610	227	669	6,837	7,506	887	2015
Holbrook, MA	56,100		1,688	8,033	2	1,688	8,035	9,723	137	2019
Lawrence, MA	34,672		585	4,737	275	585	5,012	5,597	672	2015

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2019
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Leominster, MA	54,048		90	1,519	2,669	338	3,546	3,884	1,787	1998
Medford, MA	58,675		1,330	7,165	344	1,330	6,016	7,346	2,183	2007
Milford, MA	44,950		1,222	6,638	3	1,222	6,641	7,863	109	2019
New Bedford, MA	69,775		1,653	9,950	2	1,653	9,952	11,605	156	2019
Stoneham, MA	62,200		1,558	7,679	308	1,558	7,987	9,545	1,684	2013
Tewksbury, MA	62,402		1,537	7,579	283	1,537	7,861	9,398	1,425	2014
Walpole, MA	74,980		634	13,069	569	634	13,638	14,272	1,365	2016
Waltham, MA	87,840		2,683	14,491	—	2,683	14,491	17,174	218	2019
Annapolis I, MD	92,302	5,459	2,643	13,938	84	2,643	14,022	16,665	1,091	2017
Annapolis II, MD	76,765		2,425	17,890	50	2,425	17,940	20,365	427	2019
Baltimore, MD	93,750		1,050	5,997	1,711	1,173	5,543	6,716	2,422	2001
Beltsville, MD	63,657		1,277	6,295	139	1,268	6,442	7,710	1,354	2013
California, MD	77,840		1,486	4,280	365	1,486	3,634	5,120	1,400	2004
Capitol Heights, MD	79,600		2,704	13,332	62	2,704	13,394	16,098	1,883	2015
Clinton, MD	84,225		2,182	10,757	156	2,182	10,913	13,095	2,122	2013
District Heights, MD	80,365		1,527	8,313	656	1,527	7,844	9,371	2,099	2011
Elkridge, MD	63,475		1,155	5,695	251	1,120	5,982	7,102	1,192	2013
Gaithersburg I, MD	87,045		3,124	9,000	598	3,124	7,503	10,627	2,909	2005
Gaithersburg II, MD	74,100		2,383	11,750	90	2,383	11,840	14,223	1,675	2015
Hyattsville, MD	52,830		1,113	5,485	115	1,113	5,600	6,713	1,186	2013
Laurel, MD	162,896		1,409	8,035	4,001	1,928	9,163	11,091	4,154	2001
Temple Hills I, MD	97,270		1,541	8,788	2,669	1,800	8,908	10,708	4,038	2001
Temple Hills II, MD	84,325		2,229	10,988	81	2,229	11,069	13,298	2,087	2014
Timonium, MD	66,717		2,269	11,184	247	2,269	11,430	13,699	2,168	2014
Upper Marlboro, MD	62,240		1,309	6,455	112	1,309	6,565	7,874	1,397	2013
Bloomington, MN	100,928		1,598	12,298	351	1,598	12,649	14,247	1,164	2016
Belmont, NC	81,850		385	2,196	986	451	2,364	2,815	1,095	2001
Burlington I, NC	109,300		498	2,837	911	498	2,930	3,428	1,433	2001
Burlington II, NC	42,165		320	1,829	542	340	1,829	2,169	825	2001
Cary, NC	111,750		543	3,097	982	543	3,378	3,921	1,581	2001
Charlotte I, NC	69,000		782	4,429	1,779	1,068	4,753	5,821	1,987	2002
Charlotte II, NC	53,683		821	8,764	67	821	8,831	9,652	772	2016
Charlotte III, NC	69,037		1,974	8,211	86	1,974	8,297	10,271	340	2018
Charlotte IV, NC	37,700		721	1,425	2	721	1,427	2,148	29	2019
Cornelius, NC	59,270		2,424	4,991	1,113	2,424	6,104	8,528	790	2015
Pineville, NC	77,747		2,490	9,169	160	2,490	9,329	11,819	1,231	2015
Raleigh, NC	48,675		209	2,398	477	296	2,399	2,695	1,256	1998
Bayonne, NJ	96,867		—	23,007	—	—	23,007	23,007	670	2019
Bordentown, NJ	50,550		457	2,255	177	457	2,431	2,888	567	2012
Brick, NJ	54,910		234	2,762	1,765	485	3,677	4,162	1,940	1996
Cherry Hill I, NJ	51,700		222	1,260	240	222	1,279	1,501	356	2010
Cherry Hill II, NJ	65,450		471	2,323	330	471	2,653	3,124	616	2012
Clifton, NJ	105,550		4,346	12,520	815	4,340	11,654	15,994	4,877	2005
Cranford, NJ	91,280		290	3,493	2,928	779	5,226	6,005	2,725	1996
East Hanover, NJ	105,704		504	5,763	4,650	1,315	8,431	9,746	4,471	1996
Egg Harbor I, NJ	36,025		104	510	196	104	696	800	170	2010
Egg Harbor II, NJ	70,400		284	1,608	430	284	1,817	2,101	529	2010
Elizabeth, NJ	38,684		751	2,164	742	751	2,583	3,334	1,120	2005
Fairview, NJ	27,896		246	2,759	799	246	2,948	3,194	1,512	1997
Freehold, NJ	84,070		1,086	5,355	361	1,086	5,711	6,797	1,319	2012
Hamilton, NJ	70,550		1,885	5,430	527	1,893	5,188	7,081	2,063	2006
Hoboken, NJ	38,484		1,370	3,947	995	1,370	4,309	5,679	1,936	2005
Linden, NJ	100,425		517	6,008	2,741	1,043	7,201	8,244	3,814	1996
Lumberton, NJ	96,025		987	4,864	327	987	5,191	6,178	1,231	2012
Morris Township, NJ	76,026		500	5,602	3,404	1,072	7,358	8,430	3,732	1997
Parsippany, NJ	84,705		475	5,322	6,242	844	10,219	11,063	3,760	1997
Rahway, NJ	83,121		1,486	7,326	710	1,486	8,036	9,522	1,683	2013
Randolph, NJ	52,565		855	4,872	1,602	1,108	4,784	5,892	2,077	2002
Ridgefield, NJ	67,803		1,810	8,925	480	1,810	9,405	11,215	1,321	2015
Roseland, NJ	53,569		1,844	9,759	449	1,844	10,208	12,052	1,324	2015
Sewell, NJ	57,826		484	2,766	1,460	706	3,148	3,854	1,459	2001
Somerset, NJ	57,485		1,243	6,129	608	1,243	6,737	7,980	1,521	2012
Whippany, NJ	92,070		2,153	10,615	661	2,153	11,276	13,429	2,330	2013
Albuquerque I, NM	65,927		1,039	3,395	392	1,039	3,203	4,242	1,518	2005
Albuquerque II, NM	58,798		1,163	3,801	437	1,163	3,614	4,777	1,680	2005
Albuquerque III, NM	57,536		664	2,171	406	664	2,187	2,851	1,049	2005
Henderson, NV	75,150		1,246	6,143	124	1,246	6,266	7,512	1,043	2014
Las Vegas I, NV	48,732		1,851	2,986	604	1,851	3,177	5,028	1,615	2006
Las Vegas II, NV	49,570		3,354	5,411	623	3,355	5,452	8,807	2,694	2006
Las Vegas III, NV	84,600		1,171	10,034	133	1,171	10,167	11,338	962	2016
Las Vegas IV, NV	90,527		1,116	8,575	384	1,116	8,959	10,075	903	2016
Las Vegas V, NV	107,226		1,460	9,560	190	1,460	9,750	11,210	888	2016
Las Vegas VI, NV	92,732		1,386	12,299	175	1,386	12,474	13,860	1,039	2016
Las Vegas VII, NV	94,525		1,575	11,483	194	1,575	11,677	13,252	431	2018
Baldwin, NY	61,380		1,559	7,685	672	1,559	8,357	9,916	1,206	2015
Bronx I, NY	67,864		2,014	11,411	1,259	2,014	11,076	13,090	3,301	2010
Bronx II, NY	99,028		—	28,289	1,773	—	29,527	29,527	7,651	2011
Bronx III, NY	105,850		6,459	36,180	278	6,460	32,111	38,571	8,312	2011
Bronx IV, NY	74,415		—	22,074	163	—	19,582	19,582	5,088	2011
Bronx V, NY	54,704		—	17,556	261	—	15,706	15,706	4,087	2011
Bronx VI, NY	45,970		—	16,803	381	—	15,152	15,152	3,946	2011
Bronx VII, NY	78,700	7,805	—	22,512	235	—	22,856	22,856	5,692	2012
Bronx VIII, NY	30,550	2,740	1,245	6,137	353	1,251	6,520	7,771	1,607	2012
Bronx IX, NY	147,800	21,547	7,967	39,279	1,555	7,967	40,829	48,796	10,059	2012
Bronx X, NY	159,805	24,042	9,090	44,816	621	9,090	45,419	54,509	10,744	2012
Bronx XI, NY	46,425		—	17,130	384	—	17,516	17,516	2,696	2014
Bronx XII, NY	100,983		—	31,603	105	—	31,708	31,708	3,664	2016
Bronx XIII, NY	201,195		19,622	68,378	305	19,684	68,621	88,305	3,327	2018
Brooklyn I, NY	64,656		1,795	10,172	458	1,795	9,212	11,007	2,700	2010
Brooklyn II, NY	60,845		1,601	9,073	533	1,601	8,286	9,887	2,472	2010
Brooklyn III, NY	41,610		2,772	13,570	190	2,772	13,842	16,614	3,598	2011
Brooklyn IV, NY	37,560		2,283	11,184	219	2,284	11,465	13,749	2,990	2011
Brooklyn V, NY	47,070		2,374	11,636	149	2,374	11,838	14,212	3,065	2011

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2019
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Brooklyn VI, NY	74,180		4,210	20,638	170	4,211	20,915	25,126	5,410	2011
Brooklyn VII, NY	72,725		5,604	27,452	460	5,604	28,077	33,681	7,242	2011
Brooklyn VIII, NY	61,525		4,982	24,561	147	4,982	24,708	29,690	4,462	2014
Brooklyn IX, NY	46,980		2,966	14,620	168	2,966	14,789	17,755	2,672	2014
Brooklyn X, NY	55,913		3,739	7,703	3,133	4,885	9,690	14,575	1,336	2015
Brooklyn XI, NY	110,050		10,093	35,385	250	10,093	35,635	45,728	4,163	2016
Brooklyn XII, NY	131,813		7,249	40,230	29	7,250	40,258	47,508	2,697	2017
Flushing, NY	64,995		17,177	17,356	85	17,177	17,441	34,618	527	2018
Holbrook, NY	60,372		2,029	10,737	81	2,029	10,818	12,847	1,414	2015
Jamaica I, NY	89,735		2,043	11,658	2,776	2,043	11,698	13,741	5,133	2001
Jamaica II, NY	92,780		5,391	26,413	445	5,391	27,001	32,392	7,007	2011
Long Island City, NY	88,800		5,700	28,101	284	5,700	28,385	34,085	4,554	2014
New Rochelle I, NY	44,076		1,673	4,827	1,227	1,673	5,394	7,067	2,288	2005
New Rochelle II, NY	63,385		3,167	2,713	470	3,762	18,944	22,706	4,696	2012
New York, NY	94,944	30,588	42,022	38,753	148	42,022	38,901	80,923	2,661	2017
North Babylon, NY	78,350		225	2,514	4,237	568	5,598	6,166	2,938	1998
Patchogue, NY	47,759		1,141	5,624	90	1,141	5,714	6,855	941	2014
Queens I, NY	82,875		5,158	12,339	1,203	5,160	13,540	18,700	1,916	2015
Queens II, NY	90,578		6,208	25,815	508	6,208	26,323	32,531	3,538	2016
Queens III, NY	80,566		13,663	32,025	—	13,663	32,025	45,688	1,002	2019
Riverhead, NY	38,490		1,068	1,149	234	1,068	1,104	2,172	569	2005
Southold, NY	59,945		2,079	2,238	355	2,079	2,189	4,268	1,120	2005
Staten Island, NY	96,573		1,919	9,463	938	1,919	10,401	12,320	2,153	2013
Tuckahoe, NY	51,358		2,363	17,411	349	2,363	11,989	14,352	3,103	2011
West Hempstead, NY	83,395		2,237	11,030	276	2,237	11,304	13,541	2,625	2012
White Plains, NY	85,924		3,295	18,049	1,043	3,295	16,595	19,890	4,594	2011
Woodhaven, NY	50,455		2,015	11,219	236	2,015	10,158	12,173	2,610	2011
Wyckoff, NY	60,440		1,961	11,113	408	1,961	10,036	11,997	2,875	2010
Yorktown, NY	78,879		2,382	11,720	230	2,382	11,963	14,345	3,115	2011
Cleveland I, OH	46,000		525	2,592	365	524	2,607	3,131	1,191	2005
Cleveland II, OH	58,325		290	1,427	263	289	1,437	1,726	672	2005
Columbus I, OH	71,905		1,234	3,151	165	1,239	2,841	4,080	1,291	2006
Columbus II, OH	36,659		769	3,788	387	769	4,175	4,944	693	2014
Columbus III, OH	51,200		326	1,607	138	326	1,746	2,072	301	2014
Columbus IV, OH	60,950		443	2,182	158	443	2,339	2,782	394	2014
Columbus V, OH	73,325		838	4,128	161	838	4,289	5,127	713	2014
Columbus VI, OH	63,525		701	3,454	155	701	3,609	4,310	601	2014
Grove City, OH	89,290		1,756	4,485	330	1,761	4,194	5,955	1,846	2006
Hilliard, OH	89,290		1,361	3,476	365	1,366	3,354	4,720	1,469	2006
Lakewood, OH	39,332		405	854	701	405	1,397	1,802	1,098	1989
Lewis Center, OH	76,224		1,056	5,206	159	1,056	5,364	6,420	898	2014
Middleburg Heights, OH	93,200		63	704	2,449	332	2,482	2,814	1,245	1980
North Olmsted I, OH	48,672		63	704	1,607	214	1,809	2,023	945	1979
North Olmsted II, OH	47,850		290	1,129	1,294	469	2,096	2,565	1,815	1988
North Randall, OH	80,297		515	2,323	3,282	898	3,994	4,892	1,933	1998
Reynoldsburg, OH	67,245		1,290	3,295	392	1,295	3,233	4,528	1,450	2006
Strongsville, OH	43,683		570	3,486	438	570	3,089	3,659	1,234	2007
Warrensville Heights, OH	90,281		525	766	3,312	935	3,463	4,398	1,732	1980
Westlake, OH	62,750		509	2,508	336	508	2,453	2,961	1,152	2005
Conshohocken, PA	81,285		1,726	8,508	350	1,726	8,851	10,577	2,054	2012
Exton, PA	57,750		541	2,668	259	519	2,949	3,468	676	2012
Langhorne, PA	64,838		1,019	5,023	615	1,019	5,638	6,657	1,276	2012
Levittown, PA	77,730		926	5,296	1,403	926	4,978	5,904	2,250	2001
Malvern, PA	18,820		2,959	18,198	1,753	2,959	19,949	22,908	3,289	2013
Montgomeryville, PA	84,145		975	4,809	469	975	5,272	6,247	1,223	2012
Norristown, PA	61,521		662	3,142	1,100	638	4,372	5,010	1,168	2011
Philadelphia I, PA	96,639		1,461	8,334	2,980	1,461	7,967	9,428	3,290	2001
Philadelphia II, PA	68,279		1,012	4,990	318	1,012	5,308	6,320	990	2014
Exeter, RI	41,275		547	2,697	167	547	2,864	3,411	486	2014
Johnston, RI	77,275		1,061	5,229	132	1,061	5,362	6,423	890	2014
Wakefield, RI	47,895		823	4,058	204	823	4,263	5,086	684	2014
Charleston I, SC	58,840		606	1,763	30	606	1,793	2,399	34	2019
Charleston II, SC	40,950		570	1,986	4	570	1,990	2,560	34	2019
Goose Creek I, SC	52,475		771	5,307	3	771	5,310	6,081	84	2019
Goose Creek II, SC	41,419		409	2,641	134	409	2,775	3,184	27	2019
Mount Pleasant, SC	72,671		1,434	9,826	46	1,434	9,872	11,306	159	2019
North Charleston I, SC	54,755		755	5,349	2	755	5,351	6,106	85	2019
North Charleston II, SC	56,885		809	2,129	9	809	2,138	2,947	39	2019
North Charleston III, SC	54,424		763	2,038	54	763	2,092	2,855	37	2019
Woonsocket, RI	79,100		1,049	5,172	517	1,049	5,688	6,737	900	2014
Antioch, TN	75,985		588	4,906	395	588	4,533	5,121	2,043	2005
Nashville I, TN	108,490		405	3,379	1,148	405	3,939	4,344	1,654	2005
Nashville II, TN	83,174		593	4,950	365	593	4,621	5,214	2,068	2005
Nashville III, TN	101,525		416	3,469	458	416	3,590	4,006	1,596	2006
Nashville IV, TN	102,450		992	8,274	545	992	7,574	8,566	3,357	2006
Nashville V, TN	74,560	2,313	895	4,311	892	895	5,203	6,098	901	2015
Nashville VI, TN	72,416		2,749	8,443	174	2,749	8,617	11,366	1,128	2015
Nashville VII, TN	65,681		1,116	8,592	3	1,116	8,595	9,711	139	2019
Nashville VIII, TN	71,234		1,363	8,820	5	1,363	8,825	10,188	144	2019
Allen, TX	62,170		714	3,519	140	714	3,660	4,374	877	2012
Austin I, TX	59,645		2,239	2,038	324	2,239	2,013	4,252	877	2005
Austin II, TX	64,310		734	3,894	489	738	3,819	4,557	1,570	2006
Austin III, TX	70,585		1,030	5,468	365	1,035	5,170	6,205	2,130	2006
Austin IV, TX	65,258		862	4,250	473	862	4,723	5,585	884	2014
Austin V, TX	67,850		1,050	5,175	332	1,050	5,507	6,557	946	2014
Austin VI, TX	63,150		1,150	5,669	337	1,150	6,007	7,157	1,014	2014
Austin VII, TX	71,023		1,429	6,263	363	1,429	6,626	8,055	857	2015
Austin VIII, TX	61,038		2,935	7,007	76	2,935	7,083	10,018	944	2016
Austin IX, TX	78,498		1,321	9,643	48	1,321	9,691	11,012	646	2018
Carrollton, TX	77,380		661	3,261	152	661	3,413	4,074	775	2012
Cedar Park, TX	86,725		3,350	7,950	439	3,350	8,389	11,739	1,068	2016
College Station, TX	26,550		812	740	224	813	777	1,590	332	2005
Cypress, TX	58,161		360	1,773	213	360	1,986	2,346	478	2012

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2019
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Dallas I, TX	58,582		2,475	2,253	510	2,475	2,284	4,759	1,006	2005
Dallas II, TX	76,673		940	4,635	258	940	4,894	5,834	980	2013
Dallas III, TX	83,020		2,608	12,857	341	2,608	13,198	15,806	2,148	2014
Dallas IV, TX	114,300		2,369	11,850	97	2,369	11,947	14,316	1,838	2015
Dallas V, TX	54,430		—	11,604	102	—	11,706	11,706	1,665	2015
Denton, TX	61,446		553	2,936	538	569	2,978	3,547	1,121	2006
Fort Worth I, TX	50,066		1,253	1,141	378	1,253	1,280	2,533	546	2005
Fort Worth II, TX	72,900		868	4,607	419	874	4,355	5,229	1,829	2006
Fort Worth III, TX	80,645		1,000	4,928	205	1,000	5,133	6,133	799	2015
Fort Worth IV, TX	77,329		1,274	7,693	39	1,274	7,732	9,006	934	2016
Fort Worth V, TX	79,322		1,271	5,485	73	1,271	5,558	6,829	27	2019
Frisco I, TX	52,594		1,093	3,148	221	1,093	2,911	4,004	1,269	2005
Frisco II, TX	71,039		1,564	4,507	277	1,564	4,168	5,732	1,799	2005
Frisco III, TX	74,265		1,147	6,088	690	1,154	5,967	7,121	2,453	2006
Frisco IV, TX	74,635		719	4,072	345	719	3,821	4,540	1,115	2010
Frisco V, TX	74,215		1,159	5,714	157	1,159	5,871	7,030	1,099	2014
Frisco VI, TX	69,176		1,064	5,247	178	1,064	5,425	6,489	920	2014
Garland I, TX	70,100		751	3,984	687	767	4,077	4,844	1,683	2006
Garland II, TX	68,425		862	4,578	328	862	4,309	5,171	1,727	2006
Grapevine, TX	77,019		1,211	8,559	134	1,211	8,693	9,904	1,042	2016
Houston III, TX	61,590		575	524	495	576	906	1,482	400	2005
Houston IV, TX	43,750		960	875	740	961	1,414	2,375	572	2005
Houston V, TX	121,189		1,153	6,122	1,825	991	7,197	8,188	2,707	2006
Houston VI, TX	54,690		575	524	5,863	983	5,064	6,047	1,380	2011
Houston VII, TX	46,991		681	3,355	194	681	3,548	4,229	905	2012
Houston VIII, TX	54,203		1,294	6,377	394	1,294	6,772	8,066	1,630	2012
Houston IX, TX	51,208		296	1,459	210	296	1,668	1,964	401	2012
Houston X, TX	95,789		5,267	12,667	14	5,267	12,681	17,948	605	2018
Houston XI, TX	80,930		5,616	15,330	105	5,616	15,435	21,051	528	2018
Humble, TX	70,700		706	5,727	134	706	5,861	6,567	772	2015
Katy, TX	71,118		1,329	6,552	94	1,329	6,648	7,977	1,290	2013
Keller, TX	88,685		1,330	7,960	351	1,331	7,696	9,027	2,079	2006/2017
Lewisville I, TX	67,340		476	2,525	543	492	2,630	3,122	1,052	2006
Lewisville II, TX	127,659		1,464	7,217	520	1,464	7,736	9,200	1,580	2013
Lewisville III, TX	93,855		1,307	15,025	245	1,307	15,270	16,577	1,662	2016
Little Elm I, TX	60,015		892	5,529	142	892	5,671	6,563	647	2016
Little Elm II, TX	95,096		1,219	9,864	147	1,219	10,011	11,230	1,120	2016
Mansfield I, TX	63,000		837	4,443	343	843	4,203	5,046	1,752	2006
Mansfield II, TX	57,375		662	3,261	169	662	3,430	4,092	841	2012
Mansfield III, TX	71,000		947	4,703	206	947	4,909	5,856	494	2016
McKinney I, TX	46,770		1,632	1,486	290	1,634	1,534	3,168	659	2005
McKinney II, TX	70,050		855	5,076	349	857	4,800	5,657	1,990	2006
McKinney III, TX	53,650		652	3,213	77	652	3,289	3,941	532	2014
North Richland Hills, TX	57,200		2,252	2,049	266	2,252	1,935	4,187	852	2005
Pearland, TX	72,050		450	2,216	621	450	2,838	3,288	630	2012
Richmond, TX	102,275		1,437	7,083	264	1,437	7,348	8,785	1,413	2013
Roanoke, TX	59,240		1,337	1,217	288	1,337	1,279	2,616	524	2005
San Antonio I, TX	73,325		2,895	2,635	396	2,895	2,499	5,394	1,095	2005
San Antonio II, TX	73,005		1,047	5,558	326	1,052	5,191	6,243	2,058	2006
San Antonio III, TX	71,555		996	5,286	345	996	4,908	5,904	1,935	2007
San Antonio IV, TX	61,500		829	3,891	178	829	4,069	4,898	392	2016
Spring, TX	72,745		580	3,081	330	580	2,919	3,499	1,223	2006
Murray I, UT	60,280		3,847	1,017	576	3,848	1,376	5,224	663	2005
Murray II, UT	70,796		2,147	567	712	2,147	1,106	3,253	469	2005
Salt Lake City I, UT	56,446		2,695	712	587	2,696	1,113	3,809	535	2005
Salt Lake City II, UT	51,676		2,074	548	440	1,937	822	2,759	408	2005
Alexandria, VA	114,100		2,812	13,865	276	2,812	14,138	16,950	3,397	2012
Arlington, VA	95,993		6,836	9,843	103	6,836	9,946	16,782	1,706	2015
Burke Lake, VA	91,237		2,093	10,940	1,230	2,093	10,570	12,663	2,995	2011
Fairfax, VA	73,265		2,276	11,220	322	2,276	11,544	13,820	2,707	2012
Fredericksburg I, VA	69,475		1,680	4,840	435	1,680	4,601	6,281	1,884	2005
Fredericksburg II, VA	61,057		1,757	5,062	448	1,757	4,819	6,576	2,012	2005
Leesburg, VA	85,503		1,746	9,894	208	1,746	8,813	10,559	2,274	2011
Manassas, VA	72,745		860	4,872	371	860	4,571	5,431	1,315	2010
McLearen, VA	68,960		1,482	8,400	267	1,482	7,511	8,993	2,149	2010
Vienna, VA	55,260		2,300	11,340	182	2,300	11,522	13,822	2,696	2012
Divisional Offices					956		956	956	182
	36,603,609		837,399	3,530,854	336,395	858,541	3,619,594	4,478,135	853,935

(A)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2017 through December 31, 2019 was as follows (in thousands):

	2019	2018	2017
Storage properties*
Balance at beginning of year	$4,463,455	$4,161,715	$3,998,180
Acquisitions & improvements	364,324	381,182	247,546
Fully depreciated assets	(81,717)	(26,125)	(53,903)
Dispositions and other	(3,033)	(8,735)	(9,179)
Construction in progress, net	(43,185)	(44,582)	(20,929)
Balance at end of year	$4,699,844	$4,463,455	$4,161,715

Accumulated depreciation*
Balance at beginning of year	$862,487	$752,925	$671,364
Depreciation expense	145,233	138,510	135,732
Fully depreciated assets	(81,717)	(26,125)	(53,903)
Dispositions and other	(644)	(2,823)	(268)
Balance at end of year	$925,359	$862,487	$752,925
Storage properties, net	$3,774,485	$3,600,968	$3,408,790

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.

As of December 31, 2019, the aggregate cost of Storage properties for federal income tax purposes was approximately $4,945.3 million.