Form 10-Q
period 2020-03-31
CubeSmart; CubeSmart, L.P.
filed 2020-05-08
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 6, 2020
Common shares, $0.01 par value per share, of CubeSmart	193,587,927

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2020, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in the national and local economic, business, real estate and other market conditions;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future indebtedness;

●	increases in interest rates and operating costs;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to natural disasters or acts of violence, pandemics, active shooters, terrorism, or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2020	2019
	(unaudited)

ASSETS
Storage properties	$4,716,549	$4,699,844
Less: Accumulated depreciation	(944,958)	(925,359)
Storage properties, net (including VIE assets of $100,143 and $92,612, respectively)	3,771,591	3,774,485
Cash and cash equivalents	35,719	54,857
Restricted cash	2,760	3,584
Loan procurement costs, net of amortization	3,834	4,059
Investment in real estate ventures, at equity	95,174	91,117
Other assets, net	93,684	101,443
Total assets	$4,002,762	$4,029,545

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,836,223	$1,835,725
Revolving credit facility	—	—
Mortgage loans and notes payable, net	95,263	96,040
Accounts payable, accrued expenses and other liabilities	136,310	137,880
Distributions payable	64,691	64,688
Deferred revenue	25,662	25,313
Security deposits	478	475
Total liabilities	2,158,627	2,160,121

Noncontrolling interests in the Operating Partnership	53,845	62,088

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 193,587,165 and 193,557,024 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	1,936	1,936
Additional paid-in capital	2,675,867	2,674,745
Accumulated other comprehensive loss	(709)	(729)
Accumulated deficit	(894,773)	(876,606)
Total CubeSmart shareholders’ equity	1,782,321	1,799,346
Noncontrolling interests in subsidiaries	7,969	7,990
Total equity	1,790,290	1,807,336
Total liabilities and equity	$4,002,762	$4,029,545

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUES
Rental income	$140,985	$131,592
Other property related income	16,902	15,675
Property management fee income	6,194	5,578
Total revenues	164,081	152,845
OPERATING EXPENSES
Property operating expenses	55,740	51,425
Depreciation and amortization	40,838	38,442
General and administrative	10,365	9,147
Total operating expenses	106,943	99,014
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,681)	(17,517)
Loan procurement amortization expense	(754)	(624)
Equity in (losses) earnings of real estate ventures	(5)	261
Other	619	(165)
Total other expense	(18,821)	(18,045)
NET INCOME	38,317	35,786
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(383)	(358)
Noncontrolling interest in subsidiaries	(38)	70
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$37,896	$35,498

Basic earnings per share attributable to common shareholders	$0.20	$0.19
Diluted earnings per share attributable to common shareholders	$0.20	$0.19

Weighted average basic shares outstanding	193,582	187,253
Weighted average diluted shares outstanding	194,264	187,984

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

NET INCOME	$38,317	$35,786
Other comprehensive income:
Unrealized gains on interest rate swaps	—	232
Reclassification of realized losses on interest rate swaps	20	10
OTHER COMPREHENSIVE INCOME	20	242
COMPREHENSIVE INCOME	38,337	36,028
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(383)	(360)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(38)	70
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$37,916	$35,738

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions paid to noncontrolling interests in subsidiaries							(59)	(59)
Issuance of common shares			(118)			(118)		(118)
Issuance of restricted shares	30
Amortization of restricted shares			710			710		710
Share compensation expense			530			530		530
Adjustment for noncontrolling interests in the Operating Partnership					7,976	7,976		7,976	(7,976)
Net income					37,896	37,896	38	37,934	383
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,039)	(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,936	$2,675,867	$(709)	$(894,773)	$1,782,321	$7,969	$1,790,290	$53,845

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries							4,828	4,828
Distributions paid to noncontrolling interests in subsidiaries							(66)	(66)
Acquisition of noncontrolling interest in subsidiary			(9,728)			(9,728)	(272)	(10,000)
Issuance of common shares	773	8	24,572			24,580		24,580
Issuance of restricted shares	19
Conversion from units to shares	60	1	1,841			1,842		1,842	(1,842)
Exercise of stock options	140	1	1,048			1,049		1,049
Amortization of restricted shares			798			798		798
Share compensation expense			468			468		468
Adjustment for noncontrolling interest in the Operating Partnership					(6,681)	(6,681)		(6,681)	6,681
Net income (loss)					35,498	35,498	(70)	35,428	358
Other comprehensive income, net				240		240		240	2
Common share distributions ($0.32 per share)					(60,375)	(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,881	$2,519,750	$(789)	$(823,473)	$1,697,369	$11,191	$1,708,560	$60,414

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$38,317	$35,786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,592	39,066
Equity in losses (earnings) of real estate ventures	5	(261)
Equity compensation expense	1,871	1,619
Accretion of fair market value adjustment of debt	(176)	(179)
Changes in other operating accounts:
Other assets	2,743	(3,212)
Accounts payable and accrued expenses	(3,743)	1,806
Other liabilities	340	833
Net cash provided by operating activities	$80,949	$75,458
Investing Activities
Acquisitions of storage properties	(9,090)	(25,097)
Additions and improvements to storage properties	(11,923)	(6,153)
Development costs	(9,709)	(49,748)
Investment in real estate ventures	(5,877)	(107)
Cash distributed from real estate ventures	1,815	2,072
Net cash used in investing activities	$(34,784)	$(79,033)
Financing Activities
Proceeds from:
Unsecured senior notes	—	347,746
Revolving credit facility	5,127	279,020
Principal payments on:
Revolving credit facility	(5,127)	(378,400)
Unsecured term loans	—	(200,000)
Mortgage loans and notes payable	(633)	(701)
Loan procurement costs	—	(2,634)
Settlement of hedge transactions	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	—	(5,172)
Proceeds from issuance of common shares, net	(118)	24,580
Cash paid upon vesting of restricted shares	(631)	(353)
Exercise of stock options	—	1,049
Distributions paid to noncontrolling interests in subsidiaries	(59)	(66)
Distributions paid to common shareholders	(64,036)	(60,005)
Distributions paid to noncontrolling interests in Operating Partnership	(650)	(623)
Net cash (used in) provided by financing activities	$(66,127)	$3,634
Change in cash, cash equivalents and restricted cash	(19,962)	59
Cash, cash equivalents and restricted cash at beginning of period	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$38,479	$6,541
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$23,652	$15,918
Supplemental disclosure of noncash activities:
Discount on issuance of unsecured senior notes	$—	$2,254
Accretion of put liability	$896	$4,070
Derivative valuation adjustment	$20	$242
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$—	$4,828

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2020	2019
	(unaudited)

ASSETS
Storage properties	$4,716,549	$4,699,844
Less: Accumulated depreciation	(944,958)	(925,359)
Storage properties, net (including VIE assets of $100,143 and $92,612, respectively)	3,771,591	3,774,485
Cash and cash equivalents	35,719	54,857
Restricted cash	2,760	3,584
Loan procurement costs, net of amortization	3,834	4,059
Investment in real estate ventures, at equity	95,174	91,117
Other assets, net	93,684	101,443
Total assets	$4,002,762	$4,029,545

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,836,223	$1,835,725
Revolving credit facility	—	—
Mortgage loans and notes payable, net	95,263	96,040
Accounts payable, accrued expenses and other liabilities	136,310	137,880
Distributions payable	64,691	64,688
Deferred revenue	25,662	25,313
Security deposits	478	475
Total liabilities	2,158,627	2,160,121

Limited Partnership interests of third parties	53,845	62,088

Commitments and contingencies

Capital
Operating Partner	1,783,030	1,800,075
Accumulated other comprehensive loss	(709)	(729)
Total CubeSmart, L.P. capital	1,782,321	1,799,346
Noncontrolling interests in subsidiaries	7,969	7,990
Total capital	1,790,290	1,807,336
Total liabilities and capital	$4,002,762	$4,029,545

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2020	2019

REVENUES
Rental income	$140,985	$131,592
Other property related income	16,902	15,675
Property management fee income	6,194	5,578
Total revenues	164,081	152,845
OPERATING EXPENSES
Property operating expenses	55,740	51,425
Depreciation and amortization	40,838	38,442
General and administrative	10,365	9,147
Total operating expenses	106,943	99,014
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,681)	(17,517)
Loan procurement amortization expense	(754)	(624)
Equity in (losses) earnings of real estate ventures	(5)	261
Other	619	(165)
Total other expense	(18,821)	(18,045)
NET INCOME	38,317	35,786
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(38)	70
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	38,279	35,856
Operating Partnership interests of third parties	(383)	(358)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$37,896	$35,498

Basic earnings per unit attributable to common unitholders	$0.20	$0.19
Diluted earnings per unit attributable to common unitholders	$0.20	$0.19

Weighted average basic units outstanding	193,582	187,253
Weighted average diluted units outstanding	194,264	187,984

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019

NET INCOME	$38,317	$35,786
Other comprehensive income:
Unrealized gains on interest rate swaps	—	232
Reclassification of realized losses on interest rate swaps	20	10
OTHER COMPREHENSIVE INCOME	20	242
COMPREHENSIVE INCOME	38,337	36,028
Comprehensive income attributable to Operating Partnership interests of third parties	(383)	(360)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(38)	70
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$37,916	$35,738

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions to noncontrolling interests in subsidiaries					(59)	(59)
Issuance of common OP units		(118)		(118)		(118)
Issuance of restricted OP units	30
Amortization of restricted OP units		710		710		710
OP unit compensation expense		530		530		530
Adjustment for Limited Partnership interests of third parties		7,976		7,976		7,976	(7,976)
Net income		37,896		37,896	38	37,934	383
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,039)		(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,783,030	$(709)	$1,782,321	$7,969	$1,790,290	$53,845

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries					4,828	4,828
Distributions to noncontrolling interests in subsidiaries					(66)	(66)
Acquisition of noncontrolling interest in subsidiary		(9,728)		(9,728)	(272)	(10,000)
Issuance of common OP units	773	24,580		24,580		24,580
Issuance of restricted OP units	19
Conversion from OP units to shares	60	1,842		1,842		1,842	(1,842)
Exercise of OP unit options	140	1,049		1,049		1,049
Amortization of restricted OP units		798		798		798
OP unit compensation expense		468		468		468
Adjustment for Limited Partnership interests of third parties		(6,681)		(6,681)		(6,681)	6,681
Net income (loss)		35,498		35,498	(70)	35,428	358
Other comprehensive income, net			240	240		240	2
Common OP unit distributions ($0.32 per unit)		(60,375)		(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,698,158	$(789)	$1,697,369	$11,191	$1,708,560	$60,414

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net income	$38,317	$35,786
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	41,592	39,066
Equity in losses (earnings) of real estate ventures	5	(261)
Equity compensation expense	1,871	1,619
Accretion of fair market value adjustment of debt	(176)	(179)
Changes in other operating accounts:
Other assets	2,743	(3,212)
Accounts payable and accrued expenses	(3,743)	1,806
Other liabilities	340	833
Net cash provided by operating activities	$80,949	$75,458
Investing Activities
Acquisitions of storage properties	(9,090)	(25,097)
Additions and improvements to storage properties	(11,923)	(6,153)
Development costs	(9,709)	(49,748)
Investment in real estate ventures	(5,877)	(107)
Cash distributed from real estate ventures	1,815	2,072
Net cash used in investing activities	$(34,784)	$(79,033)
Financing Activities
Proceeds from:
Unsecured senior notes	—	347,746
Revolving credit facility	5,127	279,020
Principal payments on:
Revolving credit facility	(5,127)	(378,400)
Unsecured term loans	—	(200,000)
Mortgage loans and notes payable	(633)	(701)
Loan procurement costs	—	(2,634)
Settlement of hedge transactions	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	—	(5,172)
Proceeds from issuance of common OP units	(118)	24,580
Cash paid upon vesting of restricted OP units	(631)	(353)
Exercise of OP unit options	—	1,049
Distributions paid to noncontrolling interests in subsidiaries	(59)	(66)
Distributions paid to common OP unitholders	(64,686)	(60,628)
Net cash (used in) provided by financing activities	$(66,127)	$3,634
Change in cash, cash equivalents and restricted cash	(19,962)	59
Cash, cash equivalents and restricted cash at beginning of period	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$38,479	$6,541
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$23,652	$15,918
Supplemental disclosure of noncash activities:
Discount on issuance of unsecured senior notes	$—	$2,254
Accretion of put liability	$896	$4,070
Derivative valuation adjustment	$20	$242
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$—	$4,828

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2020, the Company owned self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of March 31, 2020, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2019, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2016-13 – Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial

Instruments. The new guidance changes how entities measure credit losses for most financial assets. This standard requires an entity to estimate its lifetime expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. In November 2018, the FASB issued ASU No. 2018-19 – Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which clarifies that receivables arising from operating leases are within the scope of the leasing standard (ASU No. 2016-02), and not within the scope of ASU No. 2016-13. The standard became effective on January 1, 2020. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Land	$859,607	$858,541
Buildings and improvements	3,627,204	3,619,594
Equipment	124,667	128,111
Construction in progress	105,071	93,598
Storage properties	4,716,549	4,699,844
Less: Accumulated depreciation	(944,958)	(925,359)
Storage properties, net	$3,771,591	$3,774,485

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2019 through March 31, 2020.

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2020 Acquisition:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
			1	$9,025

2019 Acquisitions:

Maryland Asset	Baltimore-Towson, MD	March 2019	1	$22,000
Florida Assets	Cape Coral-Fort Myers, FL	April 2019	2	19,000
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	August 2019	1	14,600
South Carolina Asset	Charleston-North Charleston, SC	August 2019	1	3,300
Texas Asset	Dallas-Fort Worth-Arlington, TX	October 2019	1	7,300
Florida Assets	Orlando-Kissimmee, FL	November 2019	3	32,100
California Asset	Los Angeles-Long Beach-Santa Ana, CA	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	College Station-Bryan, TX	October 2019	1	$4,146
			1	$4,146

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition, owned 18 storage properties (see note 4).

4. INVESTMENT ACTIVITY

2020 Acquisition

During the three months ended March 31, 2020, the Company acquired one store located in Texas for a purchase price of $9.0 million. In connection with the transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $0.4 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2020 was approximately thirty-two thousand dollars.

As of March 31, 2020, the Company had made aggregate deposits of $2.7 million associated with two stores that were under contract to be acquired for an aggregate acquisition price of $65.7 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets. Both transactions closed subsequent to March 31, 2020 (see note 16).

2019 Acquisitions

During the year ended December 31, 2019, the Company acquired 11 stores located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1) for an aggregate purchase price of approximately $118.3 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.2 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2020 and 2019 was approximately $1.5 million and $0.1 million, respectively. In connection with one of the acquisitions, the Company paid $14.9 million of cash and issued OP Units that were valued at approximately $3.6 million as consideration for the purchase price (see note 12).

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three months ended March 31, 2020 was approximately $3.6 million.

2019 Disposition

On October 7, 2019, the Company sold a self-storage property located in Texas for a sales price of $4.1 million. The Company recorded a $1.5 million gain in connection with the sale.

Development Activity

As of March 31, 2020, the Company had invested in joint ventures to develop five self-storage properties located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (1). Construction for all projects is expected to be completed by the second quarter of 2021 (see note 12). As of March 31, 2020, development costs incurred to date for these projects totaled $85.3 million. Total construction costs for these projects are expected to be $137.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2019 through March 31, 2020. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Waltham, MA (1)	1	Q3 2019	100%	$18,000
Queens, NY (2)	1	Q2 2019	100%	47,500
Bayonne, NJ (2) (3)	1	Q2 2019	100%	25,100
	3			$90,600

(1)	On August 8, 2019, the Company, through a joint venture in which the Company owned a 90% interest and that it previously consolidated, completed the construction and opened for operation a store located in Waltham, MA. On September 6, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture for $2.6 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $2.0 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest, the $10.5 million related party loan extended by the Company to the venture during the construction period was repaid in full.

(2)	These stores were previously owned by two separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. These amounts are included in Development costs in the consolidated statements of cash flows.

(3)	This property is subject to a ground lease.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in real estate ventures, in which it holds a common ownership interest, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of:		Carrying Value of Investment as of:
	Ownership	March 31,	December 31,	March 31,	December 31,
Unconsolidated Real Estate Ventures	Interest	2020	2019	2020	2019
191 IV CUBE Southeast LLC ("HVPSE") (1)	10%	14	—	$5,568	$—
191 IV CUBE LLC ("HVP IV") (2)	20%	21	21	22,860	23,112
CUBE HHF Northeast Venture LLC ("HHFNE") (3)	10%	13	13	1,913	1,998
CUBE HHF Limited Partnership ("HHF") (4)	50%	35	35	64,833	66,007
		83	69	$95,174	$91,117

(1)	On March 19, 2020, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 14 self-storage properties located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through the venture’s $81.6 million term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(2)	The stores owned by HVP IV are located in Arizona (2), Connecticut (2), Florida (4), Georgia (2), Maryland (1), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $26.3 million. As of March 31, 2020, HVP IV had $82.2 million outstanding on its $107.0 million loan facility, which bears interest at LIBOR plus 1.70% per annum, and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of March 31, 2020, HVP IV also had $55.5 million outstanding under a separate loan that bears interest at LIBOR plus 2.75% per annum, and matures on June 9, 2022 with options to extend the maturity date through June 9, 2024, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of March 31, 2020, HHFNE had an outstanding $45.0 million loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(4)	The stores owned by HHF are located in North Carolina (1) and Texas (34). As of March 31, 2020, HHF had an outstanding $100.0 million secured loan, which bears interest at 3.59% per annum and matures on April 30, 2021.

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

Based upon the facts and circumstances at formation of HVPSE, HVP IV, HHFNE and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting (except for HVP III, which was consolidated as of June 6, 2019). The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings (losses) of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures.

The following is a summary of the financial position of the Ventures as of March 31, 2020 and December 31, 2019 (in thousands).

	March 31,	December 31,
	2020	2019 (1)
Assets	(in thousands)
Storage properties, net	$677,226	$552,791
Other assets	21,120	11,997
Total assets	$698,346	$564,788

Liabilities and equity
Other liabilities	$11,836	$10,064
Debt	360,950	280,392
Equity
CubeSmart	95,174	91,117
Joint venture partners	230,386	183,215
Total liabilities and equity	$698,346	$564,788

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020.

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019 (1)

Total revenues	$14,605	$23,203
Operating expenses	6,942	10,163
Other expenses	113	142
Interest expense, net	2,720	4,216
Depreciation and amortization	6,423	9,506
Net loss	$(1,593)	$(824)
Company’s share of net (loss) income	$(5)	$261

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020 and includes HVP III as its assets were not sold until June 5, 2019.

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

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(3,759)	(3,860)
Less: Loan procurement costs, net	(10,018)	(10,415)
Total unsecured senior notes, net	$1,836,223	$1,835,725

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2020, borrowings under the Revolver had an effective weighted average interest rate of 2.09%. Additionally, as of March 31, 2020, $749.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On January 31, 2019, the Company used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes”) to repay all of the outstanding indebtedness under the $200.0 million unsecured term loan portion of the Credit Facility.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan that was scheduled to mature in January 2020. On June 19, 2019, the Company used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of March 31, 2020, the Company was in compliance with all of its financial covenants.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2020	2019	Interest Rate	Date
	(in thousands)
YSI 26	$7,748	$7,805	4.56%	Nov-20
YSI 57	2,720	2,740	4.61%	Nov-20
YSI 55	21,419	21,547	4.85%	Jun-21
YSI 24	23,822	24,042	4.64%	Jun-21
YSI 65	2,300	2,313	3.85%	Jun-23
YSI 66	30,437	30,588	3.51%	Jun-23
YSI 68	5,415	5,459	3.78%	May-24
Principal balance outstanding	93,861	94,494
Plus: Unamortized fair value adjustment	1,657	1,833
Less: Loan procurement costs, net	(255)	(287)
Total mortgage loans and notes payable, net	$95,263	$96,040

As of March 31, 2020 and December 31, 2019, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $204.9 million and $206.3 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2020 (in thousands):

2020	$12,158
2021	45,057
2022	923
2023	31,019
2024	4,704
2025 and thereafter	—
Total mortgage payments	93,861
Plus: Unamortized fair value adjustment	1,657
Less: Loan procurement costs, net	(255)
Total mortgage loans and notes payable, net	$95,263

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2020 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps
	(in thousands)
Balance at December 31, 2019	$(729)
Amounts reclassified from accumulated other comprehensive loss	20	(1)
Balance at March 31, 2020	(709)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

10. RISK MANAGEMENT AND USE OF FINANCIAL INSTRUMENTS

The Company’s use of derivative instruments is limited to the utilization of interest rate swap agreements or other instruments to manage interest rate risk exposure and not for speculative purposes. The principal objective of such arrangements is to minimize the risks and/or costs associated with the Company’s operating and financial structure, as well as to hedge specific transactions. The counterparties to these arrangements are major financial institutions with which the Company and its subsidiaries may also have other financial relationships. The Company is potentially exposed to credit loss in the event of non-performance by these counterparties. However, because of the high credit ratings of the counterparties, the Company does not anticipate any of the counterparties will fail to meet these obligations as they come due. The Company does not hedge credit or property value market risks.

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of March 31, 2020 and December 31, 2019, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2020. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of March 31, 2020 or December 31, 2019.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2020 and December 31, 2019. The aggregate carrying value of the Company’s debt was $1,931.5 million and $1,931.8 million at March 31, 2020 and December 31, 2019, respectively. The estimated fair value of the Company’s debt was $2,022.7 million and $2,037.6 million at March 31, 2020 and December 31, 2019, respectively. The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2020 and December 31, 2019. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	March 31, 2020
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities
					(in thousands)
CS Valley Forge Village Storage, LLC ("VFV") (1)	1	King of Prussia, PA	Q2 2021 (est.)	70%	$7,022	$1,592
Shirlington Rd II, LLC ("SH2") (2)	1	Arlington, VA	Q1 2021 (est.)	90%	10,429	998
CS 2087 Hempstead Tpk, LLC ("Hempstead") (3)	1	East Meadow, NY	Q1 2021 (est.)	51%	13,543	3,941
CS SDP Newtonville, LLC ("Newton") (1)	1	Newton, MA	Q4 2020 (est.)	90%	12,461	5,938
CS 1158 McDonald Ave, LLC ("McDonald Ave") (3)	1	Brooklyn, NY	Q2 2020 (est.)	51%	42,312	10,687
Shirlington Rd, LLC ("SH1") (2)	1	Arlington, VA	Q2 2015	90%	14,759	241
	6				$100,526	$23,397

(1)	The Company has a related party loan commitment to VFV and Newton to fund a portion of the construction costs. As of March 31, 2020, the Company has funded $5.0 million of the total $12.1 million loan commitment to Newton, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes. As of March 31, 2020, the Company had not funded any of its $12.4 million loan commitment to VFV.

(2)	On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

(3)	The noncontrolling members of Hempstead and McDonald Ave have the option to put their ownership interest in the ventures to the Company for $6.6 million and $10.0 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of Hempstead and McDonald Ave for $6.6 million and $10.0 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest in Hempstead and McDonald. The Company is accreting the respective liabilities during the development periods and, as of March 31, 2020, has accrued $3.6 million and $9.9 million, related to Hempstead and McDonald Ave, respectively, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Approximately 1.0% of the outstanding OP Units, as of March 31, 2020 and December 31, 2019 were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

1,972,308 OP units were held by third parties as of March 31, 2020 and December 31, 2019. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at March 31, 2020 and December 31, 2019. As of March 31, 2020, the Operating Partnership recorded a decrease in the value of OP Units owned by third parties and a corresponding increase to capital of $8.0 million. As of December 31, 2019, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $5.9 million.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For each of the three months ended March 31, 2020 and 2019, administrative and late fees totaled $5.4 million and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms ranging from one year to 44 years. Certain of the Company’s leases contain provisions that (1) provide for one or more options to renew, with renewal options that can extend the lease term from one year to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. As a result of the Company’s election of the package of practical expedients permitted within ASC 842, which among other things, allows for the carryforward of historical lease classification, all of the Company’s lease agreements have been classified as operating leases. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

The Company’s right-of-use assets, lease liabilities and other supplemental balance sheet information associated with its operating leases as of March 31, 2020 and December 31, 2019 are summarized in the table below.

	March 31,		December 31,
	2020		2019
	(dollars in thousands)
Right-of-use assets (1)	$41,532		$41,698
Lease liabilities (1)	$46,406		$46,391

Weighted average lease term	35.6	years	35.9	years
Weighted average discount rate	4.74%		4.74%

(1)	Right-of-use assets and lease liabilities are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheets.

For the three months ended March 31, 2020 and 2019, the Company’s lease cost consists of the following components, each of which is included in Property operating expenses within the Company’s consolidated statements of operations:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating lease cost	$746	$980
Short-term lease cost (1)	308	296
Total lease cost	$1,054	$1,276

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents the future operating lease liability maturities as of March 31, 2020 (in thousands):

2020	$1,730
2021	2,327
2022	2,461
2023	2,523
2024	2,373
2025 and thereafter	91,241
Total operating lease payments	102,655
Less: Imputed interest	(56,249)
Present value of operating lease liabilities	$46,406

During the three months ended March 31, 2020 and 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.6 million and $0.7 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three months ended March 31, 2020 and 2019, the Company did not enter into any lease agreements set to commence in the future.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2020 and 2019 totaled $0.9 million and $1.2 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $11.5 million and $10.5 million as of March 31, 2020 and December 31, 2019, respectively, and are reflected in Other assets, net on the

Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $5.0 million and $3.1 million as of March 31, 2020 and December 31, 2019, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVPSE, HVP III, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVPSE, HVP III, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVPSE, HVP III, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three months ended March 31, 2020, the Company recognized $0.7 million in fees associated with property transactions. There were no property transaction fees recognized during the three months ended March 31, 2019. Property transaction fees are included in Other income on the consolidated statements of operations.

16. SUBSEQUENT EVENTS

Subsequent to March 31, 2020, the Company acquired two self-storage properties located in Maryland (1) and New Jersey (1) for an aggregate purchase price of $65.7 million.

During and subsequent to the first quarter of 2020, the Company has been impacted by the spread of a novel coronavirus and the disease that it causes known as COVID-19. Since the outbreak, the Company has made operational, pricing and other necessary changes to comply with governmental mandates on a jurisdiction by jurisdiction basis within the locales that its stores operate including, but not limited to, whether its stores are permitted to remain open, protections put in place for its employees and customers, and travel restrictions. The extent to which the COVID-19 pandemic impacts the Company’s business, operations and financial results will depend on numerous evolving factors that management is not be able to predict at this time, including, among others: the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response thereto; the impact on capital availability and costs of capital; the health of the Company’s employees; and the effect on the Company’s customers and their ability to make rental payments.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2020 and December 31, 2019, we owned 524 self-storage properties totaling approximately 36.7 million rentable square feet and 523 self-storage properties totaling approximately 36.6 million rentable square feet, respectively. As of March 31, 2020, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of March 31, 2020, we managed 707 stores for third parties (including 105 stores containing an aggregate of approximately 7.5 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,231. As of March 31, 2020, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 9% and 8%, respectively, of total revenues for the three months ended March 31, 2020.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2020 and 2019.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There were no stores classified as held for sale as of March 31, 2020.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2020 and 2019.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of March 31, 2020, we owned 477 same-store properties and 47 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of March 31, 2020 and 2019, we owned 524 and 494 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2019 through March 31, 2020:

	2020	2019

Balance - January 1	523	493
Stores acquired	1	1
Balance - March 31	524	494
Stores acquired		21
Stores developed		2
Stores combined (1)		(1)
Balance - June 30		516
Stores acquired		2
Stores developed		1
Balance - September 30		519
Stores acquired		5
Stores sold		(1)
Balance - December 31		523

(1)	On May 24, 2019, the Company acquired a store located in Tempe, AZ for approximately $1.6 million, which is located adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Factors That May Impact Results of Operations

We are not aware of any material trends or uncertainties other than those risks identified in Part I. Item 1A. "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II. Item 1A. "Risk Factors," of this Quarterly Report on Form 10-Q, that may reasonably be expected to have a material impact, favorable or unfavorable, on our results of operations. However, due to the economic impact of the recent outbreak of a novel coronavirus and the disease that it causes known as COVID-19 in the United States, our ability to operate our stores and our customers’ ability to make rental payments could be impacted. The impact of COVID-19 on our results of operations for the three months ended March 31, 2020 was not material; however, its impact on our future results of operations could be material and will largely depend on future developments, which are highly uncertain and cannot be predicted due to new information which may emerge concerning the severity of COVID-19, the success of actions taken to contain or treat COVID-19 and reactions by consumers, companies, governmental entities and capital markets.

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2020	2019	(Decrease)	Change	2020	2019	2020	2019	2020	2019	(Decrease)	Change
REVENUES:
Rental income	$130,526	$127,778	$2,748	2.2%	$10,459	$3,814	$—	$—	$140,985	$131,592	$9,393	7.1%
Other property related income	12,923	13,288	(365)	(2.7)%	1,249	476	2,730	1,911	16,902	15,675	1,227	7.8%
Property management fee income	—	—	—	0.0%	—	—	6,194	5,578	6,194	5,578	616	11.0%
Total revenues	143,449	141,066	2,383	1.7%	11,708	4,290	8,924	7,489	164,081	152,845	11,236	7.4%

OPERATING EXPENSES:
Property operating expenses	43,822	42,213	1,609	3.8%	4,737	2,195	7,181	7,017	55,740	51,425	4,315	8.4%
NET OPERATING INCOME:	99,627	98,853	774	0.8%	6,971	2,095	1,743	472	108,341	101,420	6,921	6.8%

Store count	477	477			47	17			524	494
Total square footage	33,193	33,193			3,542	1,490			36,735	34,683
Period end occupancy (1)	91.8%	92.0%			75.2%	53.3%			90.2%	90.2%
Period average occupancy (2)	91.5%	91.3%
Realized annual rent per occupied sq. ft. (3)	$17.19	$16.86

Depreciation and amortization									40,838	38,442	2,396	6.2%
General and administrative									10,365	9,147	1,218	13.3%
Subtotal									51,203	47,589	3,614	7.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(18,681)	(17,517)	(1,164)	(6.6)%
Loan procurement amortization expense									(754)	(624)	(130)	(20.8)%
Equity in (losses) earnings of real estate ventures									(5)	261	(266)	(101.9)%
Other									619	(165)	784	475.2%
Total other expense									(18,821)	(18,045)	(776)	(4.3)%
NET INCOME									38,317	35,786	2,531	7.1%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(383)	(358)	(25)	(7.0)%
Noncontrolling interests in subsidiaries									(38)	70	(108)	(154.3)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$37,896	$35,498	$2,398	6.8%
(1)	Represents occupancy at March 31st of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $131.6 million during the three months ended March 31, 2019 to $141.0 million during the three months ended March 31, 2020, an increase of $9.4 million, or 7.1%. The $2.7 million increase in same-store rental income was due primarily to higher net rental rates. Realized annual rent per square foot on our same-store portfolio increased 2.0% as a result of higher rental rates for new and existing customers for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The remaining increase is primarily attributable to $6.6 million of additional rental income from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio.

Other property related income increased from $15.7 million during the three months ended March 31, 2019 to $16.9 million during the three months ended March 31, 2020, an increase of $1.2 million, or 7.8%. The $0.4 million decrease in same-store other property related income is mainly attributable to a $0.3 million decrease in fee revenue and a $0.1 million decrease in merchandise sales. This decrease is offset by a $0.8 million increase in other property related income derived from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio and a $0.8 million increase resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $5.6 million during the three months ended March 31, 2019 to $6.2 million during the three months ended March 31, 2020, an increase of $0.6 million, or 11.0%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (707 stores as of March 31, 2020 compared to 619 stores as of March 31, 2019) and higher revenue at these managed stores.

Operating Expenses

Property operating expenses increased from $51.4 million during the three months ended March 31, 2019 to $55.7 million during the three months ended March 31, 2020, an increase of $4.3 million, or 8.4%. The $1.6 million increase in property operating expenses on the same-store portfolio was primarily due to increases in property taxes and advertising costs of $1.2 million and $0.4 million, respectively. The remainder of the increase is attributable to $2.5 million of increased expenses associated with newly acquired or developed stores and $0.2 million of increased expenses associated with the growth in our third-party management program.

Depreciation and amortization increased from $38.4 million during the three months ended March 31, 2019 to $40.8 million during the three months ended March 31, 2020, an increase of $2.4 million, or 6.2%. This increase is primarily attributable to depreciation and amortization expense related to stores acquired and developed during 2019 and 2020.

General and administrative expenses increased from $9.1 million during the three months ended March 31, 2019 to $10.4 million during the three months ended March 31, 2020, an increase of $1.2 million, or 13.3%. The change is primarily attributable to increased personnel expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense increased from $17.5 million during the three months ended March 31, 2019 to $18.7 million during the three months ended March 31, 2020, an increase of $1.2 million, or 6.6%. The increase is attributable to a higher amount of outstanding debt during the three months ended March 31, 2020 as compared to the three months ended March 31, 2019. The average outstanding debt balance increased $133.3 million to $1,944.2 million during the three months ended March 31, 2020 as compared to $1,810.9 million during the three months ended March 31, 2019 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended March 31, 2020 and 2019 was 3.96% and 4.10%, respectively.

Other income increased $0.8 million from the three months ended March 31, 2019 to the three months ended March 31, 2020, primarily due to fees earned in connection with the HVPSE property acquisitions during 2020.

Cash Flows

Comparison of the three months ended March 31, 2020 to the three months ended March 31, 2019

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2020	2019	Change
	(in thousands)

Operating activities	$80,949	$75,458	$5,491
Investing activities	$(34,784)	$(79,033)	$44,249
Financing activities	$(66,127)	$3,634	$(69,761)

Cash provided by operating activities for the three months ended March 31, 2020 and 2019 was $80.9 million and $75.5 million, respectively, reflecting an increase of $5.5 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2019 and 2020, as well as increased net operating income levels on the same-store portfolio in the 2020 period as compared to the 2019 period.

Cash used in investing activities decreased from $79.0 million for the three months ended March 31, 2019 to $34.8 million for the three months ended March 31, 2020, reflecting a decrease of $44.2 million. The change was primarily driven by a decrease in cash used for the acquisition and development of storage properties. Cash used during the three months ended March 31, 2020 related to the acquisition of one store for an aggregate purchase price of $9.0 million, while cash used during the three months ended March 31, 2019 related to the acquisition of one store for an aggregate purchase price of $22.0 million. Additionally, there was a $40.0 million decrease in cash used for the development of storage properties primarily due to the payment of a put liability associated with a previously consolidated development joint venture during the 2019 period. These decreases were offset by an increase in cash used for the investment in real estate ventures of $5.8 million, primarily due to our investment in HVPSE, a newly formed unconsolidated real estate venture that acquired its initial assets in the first quarter of 2020.

Cash used in financing activities was $66.1 million during the three months ended March 31, 2020 compared to $3.6 million of cash provided by financing activities during the three months ended March 31, 2019, reflecting a change of $69.8 million. This change is primarily the result of $347.7 million of net proceeds from our issuance of unsecured senior notes in January 2019, with no comparable cash inflow during the 2020 period, as well as a decrease of $24.7 million in proceeds received from the issuance of common shares during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. These reductions in cash inflows were offset by a $200.0 million cash payment made to repay our unsecured term loan in January 2019 and $99.4 million of net revolving credit facility payments during the three months ended March 31, 2019 with no comparable payments during the three months ended March 31, 2020.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2020 fiscal year, we expect recurring capital expenditures to be approximately $10.0 million to $15.0 million, planned capital improvements and store upgrades to be approximately $17.0 million to $22.0 million and costs associated with the development of new stores to be approximately $30.0 million to $45.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $12.2 million for the remainder of 2020.

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

As of March 31, 2020, we had approximately $35.7 million in available cash and cash equivalents. In addition, we had approximately $749.3 million of availability for borrowings under our Amended and Restated Credit Facility.

We are continuing to monitor the outbreak of COVID-19 and its impact on our business, customers and industry as a whole. The magnitude and duration of the pandemic and its impact on our operations and liquidity is uncertain as of the filing date of this Quarterly Report on Form 10-Q. After considering the needs and health of our employees and customers, we have made operational and pricing changes as needed in order to ensure that all of our stores remain open for business in jurisdictions where they are legally allowed to operate. While the impact of COVID-19 on our results of operations for the three months ended March 31, 2020 was not material, we anticipate that if the outbreak and related economic impact continue on their current trajectory for an extended period of time, we will see reductions in net rentals, occupancy and our customers’ ability to make rental payments, all of which would adversely impact our cash flow from operations and could become material.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date
	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(3,759)	(3,860)
Less: Loan procurement costs, net	(10,018)	(10,415)
Total unsecured senior notes, net	$1,836,223	$1,835,725

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2020, borrowings under the Revolver had an effective weighted average interest rate of 2.09%. Additionally, as of March 31, 2020, $749.3 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

On January 31, 2019, we used a portion of the net proceeds from the issuance of $350.0 million of 4.375% Senior Notes due 2029 (the “2029 Notes”) to repay all of the outstanding indebtedness under the $200.0 million unsecured term loan portion of the Credit Facility.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan that was scheduled to mature in January 2020. On June 19, 2019, we used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of March 31, 2020, we were in compliance with all of our financial covenants.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the three months ended March 31, 2020. As of March 31, 2020, 14.6 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to March 31, 2020, we acquired two self-storage properties located in Maryland (1) and New Jersey (1) for an aggregate purchase price of $65.7 million.

During and subsequent to the first quarter of 2020, our business has been impacted by the spread of a novel coronavirus and the disease that it causes known as COVID-19. Since the outbreak, we have made operational, pricing and other necessary changes to comply with governmental mandates on a jurisdiction by jurisdiction basis within the locales that our stores operate including, but not limited to, whether our stores are permitted to remain open, protections put in place for our employees and customers, and travel restrictions. The extent to which the COVID-19 pandemic impacts our business, operations and financial results will depend on numerous evolving factors we are not able to predict at this time, including: the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and buisnesses in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response thereto; the health of our employees; and, the effect on our customers and their ability to make rental payments.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO attributable to common shareholders and OP unitholders for the three months ended March 31, 2020 and 2019 (in thousands).

	Three Months Ended March 31,
	2020	2019

Net income attributable to the Company’s common shareholders	$37,896	$35,498

Add:
Real estate depreciation and amortization:
Real property	40,008	37,726
Company’s share of unconsolidated real estate ventures	1,709	1,944
Noncontrolling interests in the Operating Partnership	383	358
FFO attributable to common shareholders and OP unitholders (1)	$79,996	$75,526

Weighted average diluted shares outstanding	194,264	187,984
Weighted average diluted units outstanding	1,972	1,927
Weighted average diluted shares and units outstanding	196,236	189,911

(1)	There were no adjustments from FFO attributable to common shareholders and OP unitholders to FFO, as adjusted, attributable to common shareholders and OP unitholders for the three months ended March 31, 2020 and 2019.

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

As of March 31, 2020, our consolidated debt consisted of $1,943.9 million of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Borrowings under our Revolver are subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $106.4 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $117.6 million.

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

ITEM 1A. RISK FACTORS

With the exception of the following, there have been no material changes to the risk factors disclosed in Part I. Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, financial condition, results of operations and share price have, and may continue to be, impacted by the COVID-19 pandemic and such impact could be materially adverse.

During and subsequent to the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus and the disease that it causes known as COVID-19, which has resulted in global business disruptions and significant volatility in U.S. and international debt and equity markets. There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition and share price will depend on numerous evolving factors that are highly uncertain and are unable to be predicted at this time, including, among others: the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response thereto; the impact on capital availability and costs of capital; the impact on our employees any other operational disruptions or difficulties we may face; and, the effect on our customers and their ability to make rental payments. Any of these events, individually or in aggregate, could have a material adverse impact on the Company’s business, financial condition, results of operations and share price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	17,407	$31.47	N/A	3,000,000
February 1 - February 29	2,352	$32.71	N/A	3,000,000
March 1 - March 31	281	$22.79	N/A	3,000,000
Total	20,040	$31.49	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

ITEM 5. OTHER INFORMATION

Exhibit 99.1 (Material United States Federal Income Tax Considerations) filed with this Quarterly Report on Form 10-Q replaces Exhibit 99.1 (Material United States Federal Income Tax Considerations) to the Annual Report on Form 10-K for the fiscal year ended December 31, 2019 to reflect recent legislative changes under the Coronavirus Aid, Relief, and Economic Security Act, which was signed into law on March 27, 2020.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.2

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and BofA Securities, Inc., incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.3

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.4

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Jefferies LLC, incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.5

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Barclays Capital Inc., incorporated by reference to Exhibit 1.5 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

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

99.1	Material United States Federal Income Tax Considerations (filed herewith)

101

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: May 8, 2020	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: May 8, 2020	By:	/s/ Christopher P. Marr
Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Timothy M. Martin
Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)