Form 10-Q
period 2020-06-30
CubeSmart; CubeSmart, L.P.
filed 2020-08-10
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 5, 2020
Common shares, $0.01 par value per share, of CubeSmart	193,747,732

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2020, owned a 99.0% interest in the Operating Partnership. The remaining 1.0% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019 and in the Parent Company’s and the Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in the national and local economic, business, real estate and other market conditions;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from the COVID-19 pandemic, including the impact on demand for self-storage, rental rates and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future indebtedness;

●	increases in interest rates and operating costs;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to natural disasters or acts of violence, pandemics, active shooters, terrorism, or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2020	2019
	(unaudited)

ASSETS
Storage properties	$4,802,024	$4,699,844
Less: Accumulated depreciation	(972,536)	(925,359)
Storage properties, net (including VIE assets of $111,945 and $92,612, respectively)	3,829,488	3,774,485
Cash and cash equivalents	3,457	54,857
Restricted cash	2,935	3,584
Loan procurement costs, net of amortization	3,609	4,059
Investment in real estate ventures, at equity	93,697	91,117
Other assets, net	91,154	101,443
Total assets	$4,024,340	$4,029,545

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,836,721	$1,835,725
Revolving credit facility	15,400	—
Mortgage loans and notes payable, net	94,488	96,040
Accounts payable, accrued expenses and other liabilities	165,635	137,880
Distributions payable	64,703	64,688
Deferred revenue	26,787	25,313
Security deposits	482	475
Total liabilities	2,204,216	2,160,121

Noncontrolling interests in the Operating Partnership	51,407	62,088

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 193,728,951 and 193,557,024 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,937	1,936
Additional paid-in capital	2,680,468	2,674,745
Accumulated other comprehensive loss	(689)	(729)
Accumulated deficit	(920,964)	(876,606)
Total CubeSmart shareholders’ equity	1,760,752	1,799,346
Noncontrolling interests in subsidiaries	7,965	7,990
Total equity	1,768,717	1,807,336
Total liabilities and equity	$4,024,340	$4,029,545

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES
Rental income	$140,484	$136,027	$281,469	$267,619
Other property related income	16,522	16,922	33,424	32,597
Property management fee income	6,792	6,068	12,986	11,646
Total revenues	163,798	159,017	327,879	311,862
OPERATING EXPENSES
Property operating expenses	55,345	50,120	111,085	101,545
Depreciation and amortization	39,893	40,663	80,731	79,105
General and administrative	9,543	9,800	19,908	18,947
Total operating expenses	104,781	100,583	211,724	199,597
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,702)	(18,134)	(37,383)	(35,651)
Loan procurement amortization expense	(753)	(771)	(1,507)	(1,395)
Equity in (losses) earnings of real estate ventures	(174)	10,527	(179)	10,788
Other	(456)	(178)	163	(343)
Total other expense	(20,085)	(8,556)	(38,906)	(26,601)
NET INCOME	38,932	49,878	77,249	85,664
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(389)	(499)	(772)	(857)
Noncontrolling interest in subsidiaries	(38)	41	(76)	111
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$38,505	$49,420	$76,401	$84,918

Basic earnings per share attributable to common shareholders	$0.20	$0.26	$0.39	$0.45
Diluted earnings per share attributable to common shareholders	$0.20	$0.26	$0.39	$0.45

Weighted average basic shares outstanding	193,629	189,667	193,605	188,467
Weighted average diluted shares outstanding	194,192	190,543	194,231	189,286

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME	$38,932	$49,878	$77,249	$85,664
Other comprehensive income:
Unrealized gains on interest rate swaps	—	—	—	232
Reclassification of realized losses on interest rate swaps	20	20	40	30
OTHER COMPREHENSIVE INCOME	20	20	40	262
COMPREHENSIVE INCOME	38,952	49,898	77,289	85,926
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(389)	(499)	(772)	(859)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(38)	41	(76)	111
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$38,525	$49,440	$76,441	$85,178

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions paid to noncontrolling interests in subsidiaries							(59)	(59)
Issuance of common shares			(118)			(118)		(118)
Issuance of restricted shares	30
Amortization of restricted shares			710			710		710
Share compensation expense			530			530		530
Adjustment for noncontrolling interests in the Operating Partnership					7,976	7,976		7,976	(7,976)
Net income					37,896	37,896	38	37,934	383
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,039)	(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,936	$2,675,867	$(709)	$(894,773)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions paid to noncontrolling interests in subsidiaries							(42)	(42)
Issuance of common shares			(70)			(70)		(70)
Issuance of restricted shares	28
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	14		135			135		135
Amortization of restricted shares			1,249			1,249		1,249
Share compensation expense			464			464		464
Adjustment for noncontrolling interests in the Operating Partnership					(615)	(615)		(615)	615
Net income					38,505	38,505	38	38,543	389
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,081)	(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,937	$2,680,468	$(689)	$(920,964)	$1,760,752	$7,965	$1,768,717	$51,407

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries							4,828	4,828
Distributions paid to noncontrolling interests in subsidiaries							(66)	(66)
Acquisition of noncontrolling interest in subsidiary			(9,728)			(9,728)	(272)	(10,000)
Issuance of common shares	773	8	24,572			24,580		24,580
Issuance of restricted shares	19
Conversion from units to shares	60	1	1,841			1,842		1,842	(1,842)
Exercise of stock options	140	1	1,048			1,049		1,049
Amortization of restricted shares			798			798		798
Share compensation expense			468			468		468
Adjustment for noncontrolling interests in the Operating Partnership					(6,681)	(6,681)		(6,681)	6,681
Net income (loss)					35,498	35,498	(70)	35,428	358
Other comprehensive income, net				240		240		240	2
Common share distributions ($0.32 per share)					(60,375)	(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,881	$2,519,750	$(789)	$(823,473)	$1,697,369	$11,191	$1,708,560	$60,414
Distributions paid to noncontrolling interests in subsidiaries							(8)	(8)
Acquisition of noncontrolling interest in subsidiary			(22,573)			(22,573)	(5,045)	(27,618)
Issuance of common shares	3,353	34	110,487			110,521		110,521
Issuance of restricted shares	31
Conversion from units to shares	20		644			644		644	(644)
Exercise of stock options	85	1	961			962		962
Amortization of restricted shares			1,231			1,231		1,231
Share compensation expense			439			439		439
Adjustment for noncontrolling interests in the Operating Partnership					(2,713)	(2,713)		(2,713)	2,713
Net income (loss)					49,420	49,420	(41)	49,379	499
Other comprehensive income, net				20		20		20
Common share distributions ($0.32 per share)					(61,431)	(61,431)		(61,431)	(597)
Balance at June 30, 2019	191,626	$1,916	$2,610,939	$(769)	$(838,197)	$1,773,889	$6,097	$1,779,986	$62,385

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$77,249	$85,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,238	80,500
Equity in losses (earnings) of real estate ventures	179	(10,788)
Equity compensation expense	3,603	3,314
Accretion of fair market value adjustment of debt	(354)	(360)
Changes in other operating accounts:
Other assets	324	(2,388)
Accounts payable and accrued expenses	23,940	19,409
Other liabilities	1,336	1,913
Net cash provided by operating activities	$188,515	$177,264
Investing Activities
Acquisitions of storage properties	(72,814)	(45,417)
Additions and improvements to storage properties	(30,772)	(16,484)
Development costs	(18,180)	(71,684)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	(117,959)
Investment in real estate ventures	(5,908)	(3,166)
Cash distributed from real estate ventures	3,149	3,867
Net cash used in investing activities	$(124,525)	$(250,843)
Financing Activities
Proceeds from:
Unsecured senior notes	—	347,746
Revolving credit facility	127,217	621,401
Principal payments on:
Revolving credit facility	(111,817)	(663,714)
Unsecured term loans	—	(200,000)
Mortgage loans and notes payable	(1,262)	(1,385)
Loan procurement costs	—	(3,026)
Settlement of hedge transactions	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	—	(32,790)
Proceeds from issuance of common shares, net	(188)	135,101
Cash paid upon vesting of restricted shares	(650)	(378)
Exercise of stock options	135	2,011
Distributions paid to noncontrolling interests in subsidiaries	(101)	(74)
Distributions paid to common shareholders	(128,074)	(120,379)
Distributions paid to noncontrolling interests in Operating Partnership	(1,299)	(1,226)
Net cash (used in) provided by financing activities	$(116,039)	$82,480
Change in cash, cash equivalents and restricted cash	(52,049)	8,901
Cash, cash equivalents and restricted cash at beginning of period	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$6,392	$15,383
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$37,726	$32,220
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(2,623)	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$8,288
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$(8,288)
Issuance of note receivable (see note 12)	$—	$(946)
Discount on issuance of unsecured senior notes	$—	$2,254
Noncash drawdown on revolving credit facility	$—	$103,938
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$(100,000)
Accretion of put liability	$1,792	$5,308
Derivative valuation adjustment	$40	$262
Loan procurement costs	$—	$(3,848)
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$—	$4,828

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2020	2019
	(unaudited)

ASSETS
Storage properties	$4,802,024	$4,699,844
Less: Accumulated depreciation	(972,536)	(925,359)
Storage properties, net (including VIE assets of $111,945 and $92,612, respectively)	3,829,488	3,774,485
Cash and cash equivalents	3,457	54,857
Restricted cash	2,935	3,584
Loan procurement costs, net of amortization	3,609	4,059
Investment in real estate ventures, at equity	93,697	91,117
Other assets, net	91,154	101,443
Total assets	$4,024,340	$4,029,545

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,836,721	$1,835,725
Revolving credit facility	15,400	—
Mortgage loans and notes payable, net	94,488	96,040
Accounts payable, accrued expenses and other liabilities	165,635	137,880
Distributions payable	64,703	64,688
Deferred revenue	26,787	25,313
Security deposits	482	475
Total liabilities	2,204,216	2,160,121

Limited Partnership interests of third parties	51,407	62,088

Commitments and contingencies

Capital
Operating Partner	1,761,441	1,800,075
Accumulated other comprehensive loss	(689)	(729)
Total CubeSmart, L.P. capital	1,760,752	1,799,346
Noncontrolling interests in subsidiaries	7,965	7,990
Total capital	1,768,717	1,807,336
Total liabilities and capital	$4,024,340	$4,029,545

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

REVENUES
Rental income	$140,484	$136,027	$281,469	$267,619
Other property related income	16,522	16,922	33,424	32,597
Property management fee income	6,792	6,068	12,986	11,646
Total revenues	163,798	159,017	327,879	311,862
OPERATING EXPENSES
Property operating expenses	55,345	50,120	111,085	101,545
Depreciation and amortization	39,893	40,663	80,731	79,105
General and administrative	9,543	9,800	19,908	18,947
Total operating expenses	104,781	100,583	211,724	199,597
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,702)	(18,134)	(37,383)	(35,651)
Loan procurement amortization expense	(753)	(771)	(1,507)	(1,395)
Equity in (losses) earnings of real estate ventures	(174)	10,527	(179)	10,788
Other	(456)	(178)	163	(343)
Total other expense	(20,085)	(8,556)	(38,906)	(26,601)
NET INCOME	38,932	49,878	77,249	85,664
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(38)	41	(76)	111
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	38,894	49,919	77,173	85,775
Operating Partnership interests of third parties	(389)	(499)	(772)	(857)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$38,505	$49,420	$76,401	$84,918

Basic earnings per unit attributable to common unitholders	$0.20	$0.26	$0.39	$0.45
Diluted earnings per unit attributable to common unitholders	$0.20	$0.26	$0.39	$0.45

Weighted average basic units outstanding	193,629	189,667	193,605	188,467
Weighted average diluted units outstanding	194,192	190,543	194,231	189,286

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

NET INCOME	$38,932	$49,878	$77,249	$85,664
Other comprehensive income:
Unrealized gains on interest rate swaps	—	—	—	232
Reclassification of realized losses on interest rate swaps	20	20	40	30
OTHER COMPREHENSIVE INCOME	20	20	40	262
COMPREHENSIVE INCOME	38,952	49,898	77,289	85,926
Comprehensive income attributable to Operating Partnership interests of third parties	(389)	(499)	(772)	(859)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(38)	41	(76)	111
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$38,525	$49,440	$76,441	$85,178

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions to noncontrolling interests in subsidiaries					(59)	(59)
Issuance of common OP units		(118)		(118)		(118)
Issuance of restricted OP units	30
Amortization of restricted OP units		710		710		710
OP unit compensation expense		530		530		530
Adjustment for Limited Partnership interests of third parties		7,976		7,976		7,976	(7,976)
Net income		37,896		37,896	38	37,934	383
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,039)		(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,783,030	$(709)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions to noncontrolling interests in subsidiaries					(42)	(42)
Issuance of common OP units		(70)		(70)		(70)
Issuance of restricted OP units	28
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	14	135		135		135
Amortization of restricted OP units		1,249		1,249		1,249
OP unit compensation expense		464		464		464
Adjustment for Limited Partnership interests of third parties		(615)		(615)		(615)	615
Net income		38,505		38,505	38	38,543	389
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,081)		(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,761,441	$(689)	$1,760,752	$7,965	$1,768,717	$51,407

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries					4,828	4,828
Distributions to noncontrolling interests in subsidiaries					(66)	(66)
Acquisition of noncontrolling interest in subsidiary		(9,728)		(9,728)	(272)	(10,000)
Issuance of common OP units	773	24,580		24,580		24,580
Issuance of restricted OP units	19
Conversion from OP units to shares	60	1,842		1,842		1,842	(1,842)
Exercise of OP unit options	140	1,049		1,049		1,049
Amortization of restricted OP units		798		798		798
OP unit compensation expense		468		468		468
Adjustment for Limited Partnership interests of third parties		(6,681)		(6,681)		(6,681)	6,681
Net income (loss)		35,498		35,498	(70)	35,428	358
Other comprehensive income, net			240	240		240	2
Common OP unit distributions ($0.32 per unit)		(60,375)		(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,698,158	$(789)	$1,697,369	$11,191	$1,708,560	$60,414
Distributions to noncontrolling interests in subsidiaries					(8)	(8)
Acquisition of noncontrolling interest in subsidiary		(22,573)		(22,573)	(5,045)	(27,618)
Issuance of common OP units	3,353	110,521		110,521		110,521
Issuance of restricted OP units	31
Conversion from OP units to shares	20	644		644		644	(644)
Exercise of OP unit options	85	962		962		962
Amortization of restricted OP units		1,231		1,231		1,231
OP unit compensation expense		439		439		439
Adjustment for Limited Partnership interests of third parties		(2,713)		(2,713)		(2,713)	2,713
Net income (loss)		49,420		49,420	(41)	49,379	499
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.32 per unit)		(61,431)		(61,431)		(61,431)	(597)
Balance at June 30, 2019	191,626	$1,774,658	$(769)	$1,773,889	$6,097	$1,779,986	$62,385

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net income	$77,249	$85,664
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	82,238	80,500
Equity in losses (earnings) of real estate ventures	179	(10,788)
Equity compensation expense	3,603	3,314
Accretion of fair market value adjustment of debt	(354)	(360)
Changes in other operating accounts:
Other assets	324	(2,388)
Accounts payable and accrued expenses	23,940	19,409
Other liabilities	1,336	1,913
Net cash provided by operating activities	$188,515	$177,264
Investing Activities
Acquisitions of storage properties	(72,814)	(45,417)
Additions and improvements to storage properties	(30,772)	(16,484)
Development costs	(18,180)	(71,684)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	(117,959)
Investment in real estate ventures	(5,908)	(3,166)
Cash distributed from real estate ventures	3,149	3,867
Net cash used in investing activities	$(124,525)	$(250,843)
Financing Activities
Proceeds from:
Unsecured senior notes	—	347,746
Revolving credit facility	127,217	621,401
Principal payments on:
Revolving credit facility	(111,817)	(663,714)
Unsecured term loans	—	(200,000)
Mortgage loans and notes payable	(1,262)	(1,385)
Loan procurement costs	—	(3,026)
Settlement of hedge transactions	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	—	(32,790)
Proceeds from issuance of common OP units	(188)	135,101
Cash paid upon vesting of restricted OP units	(650)	(378)
Exercise of OP unit options	135	2,011
Distributions paid to noncontrolling interests in subsidiaries	(101)	(74)
Distributions paid to common OP unitholders	(129,373)	(121,605)
Net cash (used in) provided by financing activities	$(116,039)	$82,480
Change in cash, cash equivalents and restricted cash	(52,049)	8,901
Cash, cash equivalents and restricted cash at beginning of period	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$6,392	$15,383
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$37,726	$32,220
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(2,623)	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$8,288
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$(8,288)
Issuance of note receivable (see note 12)	$—	$(946)
Discount on issuance of unsecured senior notes	$—	$2,254
Noncash drawdown on revolving credit facility	$—	$103,938
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$(100,000)
Accretion of put liability	$1,792	$5,308
Derivative valuation adjustment	$40	$262
Loan procurement costs	$—	$(3,848)
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$—	$4,828

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2020, the Company owned self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of June 30, 2020, the Parent Company owned approximately 99.0% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

Impact of COVID-19 on the Consolidated Financial Statements and Business Operations

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus and the disease that it causes known as COVID-19, which has limited the Company’s ability to operate its business using traditional means. Since mid-March, federal, state and local government agencies in the markets within which the Company operates have issued public health responses aimed at reducing the spread of COVID-19, which include quarantines, stay-at-home orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result, the United States has experienced, among other things, an unprecedented increase in unemployment, significant volatility within its debt and equity capital markets and extreme economic contraction during the second quarter of 2020.

Despite the operating restrictions placed on many businesses by governmental mandates that promote distancing, self-storage has been designated as an essential business. Accordingly, the Company’s stores have remained open throughout the pandemic to allow for customers to move in, move out, pay rent and access their belongings at all locations. Additionally, with the health and welfare of its teammates and customers in mind, the Company has implemented SmartRentalTM, a contactless online rental process that eliminates the need for face-to-face interaction, and shifted its corporate headquarters, divisional offices and sales center to remote work.

Although the Company has been able to serve customers both in-person and through virtual solutions, the stay-at-home orders that have been in place, with varying scopes and durations, in most of the markets within which the Company operates, as well as the reduced financial capacity of potential customers due to the rise in unemployment, have discouraged customer activity and caused decreases in rental volume and rates throughout the second quarter of 2020, which have negatively impacted the Company’s results of operations. In late March, in response to the pandemic and certain state and local government orders, the Company paused all rate increases to existing customers and suspended its normal delinquency processes temporarily, which have impacted revenue growth. In May, as permitted by governmental mandates, the Company began resuming its delinquency and rental rate increase processes on a jurisdiction by jurisdiction basis and expects to fully resume these processes by the end of the third quarter. To date, the Company has not experienced any material degradation in rent collections or occupancy, however future customer behavior and their ability to pay rent will be determined by the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic, and; the continued impact on economic activity from the pandemic and actions taken in response thereto.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2019, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

The Operating Partnership meets the criteria as a variable interest entity (“VIE”). The Parent Company’s sole significant asset is its investment in the Operating Partnership. As a result, substantially all of the Parent Company’s assets and liabilities represent those assets and liabilities of the Operating Partnership. All of the Parent Company’s debt is an obligation of the Operating Partnership, and the Parent Company guarantees the unsecured debt obligations of the Operating Partnership.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Land	$897,979	$858,541
Buildings and improvements	3,697,758	3,619,594
Equipment	130,198	128,111
Construction in progress	76,089	93,598
Storage properties	4,802,024	4,699,844
Less: Accumulated depreciation	(972,536)	(925,359)
Storage properties, net	$3,829,488	$3,774,485

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2019 through June 30, 2020.

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
			3	$74,675

2019 Acquisitions:

Maryland Asset	Baltimore-Towson, MD	March 2019	1	$22,000
Florida Assets	Cape Coral-Fort Myers, FL	April 2019	2	19,000
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	August 2019	1	14,600
South Carolina Asset	Charleston-North Charleston, SC	August 2019	1	3,300
Texas Asset	Dallas-Fort Worth-Arlington, TX	October 2019	1	7,300
Florida Assets	Orlando-Kissimmee, FL	November 2019	3	32,100
California Asset	Los Angeles-Long Beach-Santa Ana, CA	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	College Station-Bryan, TX	October 2019	1	$4,146
			1	$4,146

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which, at the time of the acquisition, owned 18 storage properties (see note 4).

4. INVESTMENT ACTIVITY

2020 Acquisitions

During the six months ended June 30, 2020, the Company acquired three stores located in Maryland (1), New Jersey (1) and Texas (1) for an aggregate purchase price of approximately $74.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $2.5 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2020 was approximately $0.4 million and $0.5 million, respectively.

2019 Acquisitions

During the year ended December 31, 2019, the Company acquired 11 stores located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1) for an aggregate purchase price of approximately $118.3 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.2 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2020 was approximately $1.2 million and $2.7 million, respectively. The amortization expense that was recognized during the three and six months ended June 30, 2019 was approximately $0.4 million. In connection with one of the acquisitions, the Company paid $14.9 million of cash and issued OP Units that were valued at approximately $3.6 million as consideration for the purchase price (see note 12).

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2020 was approximately $2.4 million and $6.0 million, respectively.

2019 Disposition

On October 7, 2019, the Company sold a self-storage property located in Texas for a sales price of $4.1 million. The Company recorded a $1.5 million gain in connection with the sale.

Development Activity

As of June 30, 2020, the Company had invested in joint ventures to develop four self-storage properties located in Massachusetts (1), New York (1), Pennsylvania (1) and Virginia (1). Construction for all projects is expected to be completed by the second quarter of 2021 (see note 12). As of June 30, 2020, development costs incurred to date for these projects totaled $51.4 million. Total construction costs for these projects are expected to be $94.6 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2019 through June 30, 2020. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Brooklyn, NY	1	Q2 2020	51%	$45,900
Waltham, MA (1)	1	Q3 2019	100%	18,000
Queens, NY (2)	1	Q2 2019	100%	47,500
Bayonne, NJ (2) (3)	1	Q2 2019	100%	25,100
	4			$136,500

(1)	On August 8, 2019, the Company, through a joint venture in which the Company owned a 90% interest and that it previously consolidated, completed the construction and opened for operation a store located in Waltham, MA. On September 6, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture for $2.6 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $2.0 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest, the $10.5 million related party loan extended by the Company to the venture during the construction period was repaid in full.

(2)	These stores were previously owned by two separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. These amounts are included in Development costs in the consolidated statements of cash flows.

(3)	This property is subject to a ground lease.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures, in which it holds common ownership interests, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of:		Carrying Value of Investment as of:
	Ownership	June 30,	December 31,	June 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2020	2019	2020	2019
191 IV CUBE Southeast LLC ("HVPSE") (1)	10%	14	—	$5,384	$—
191 IV CUBE LLC ("HVP IV") (2)	20%	21	21	22,375	23,112
CUBE HHF Northeast Venture LLC ("HHFNE") (3)	10%	13	13	1,824	1,998
CUBE HHF Limited Partnership ("HHF") (4)	50%	35	35	64,114	66,007
		83	69	$93,697	$91,117

(1)	On March 19, 2020, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 14 self-storage properties located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(2)	The stores owned by HVP IV are located in Arizona (2), Connecticut (2), Florida (4), Georgia (2), Maryland (1), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $26.3 million. As of June 30, 2020, HVP IV had $82.2 million outstanding on its $107.0 million secured loan facility, which bears interest at LIBOR plus 1.70% per annum, and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of June 30, 2020, HVP IV also had $55.5 million outstanding under a separate secured loan that bears interest at LIBOR plus 2.75% per annum, and matures on June 9, 2022 with options to extend the maturity date through June 9, 2024, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of June 30, 2020, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(4)	The stores owned by HHF are located in North Carolina (1) and Texas (34). As of June 30, 2020, HHF had an outstanding $100.0 million secured loan, which bears interest at 3.59% per annum and matures on April 30, 2021.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures.

The following is a summary of the financial position of the Ventures as of June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019 (1)

Assets	(in thousands)
Storage properties, net	$672,554	$552,791
Other assets	22,520	11,997
Total assets	$695,074	$564,788

Liabilities and equity
Other liabilities	$14,670	$10,064
Debt	361,421	280,392
Equity
CubeSmart	93,697	91,117
Joint venture partners	225,286	183,215
Total liabilities and equity	$695,074	$564,788

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020.

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019 (1)	2020	2019 (1)

	(in thousands)
Total revenues	$16,797	$21,075	$31,402	$44,278
Operating expenses	(7,978)	(9,082)	(14,920)	(19,244)
Other expenses	(121)	(2,936)	(234)	(3,079)
Interest expense, net	(2,985)	(5,089)	(5,705)	(9,305)
Depreciation and amortization	(9,100)	(8,415)	(15,523)	(17,921)
Gains from sale of real estate, net	—	106,667	—	106,667
Net (loss) income	$(3,387)	$102,220	$(4,980)	$101,396
Company’s share of net (loss) income	$(174)	$10,527	$(179)	$10,788

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020 and includes HVP III’s results of operations through June 6, 2019 (date of consolidation).

Capital Storage Partners, LLC (“Capital Storage”)

On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A Preferred Units of Capital Storage Partners, LLC, a then newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A Preferred Units earn an 11% cumulative dividend prior to any other distributions. The Company’s investment in Capital Storage and the related dividends are included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date

	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(3,659)	(3,860)
Less: Loan procurement costs, net	(9,620)	(10,415)
Total unsecured senior notes, net	$1,836,721	$1,835,725

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2020, borrowings under the Revolver had an effective weighted average interest rate of 1.26%. Additionally, as of June 30, 2020, $733.9 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

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

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2020, the Company was in compliance with all of its financial covenants.

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2020	2019	Interest Rate	Date

	(in thousands)
YSI 26	$7,692	$7,805	4.56%	Nov-20
YSI 57	2,700	2,740	4.61%	Nov-20
YSI 55	21,292	21,547	4.85%	Jun-21
YSI 24	23,601	24,042	4.64%	Jun-21
YSI 65	2,287	2,313	3.85%	Jun-23
YSI 66	30,288	30,588	3.51%	Jun-23
YSI 68	5,372	5,459	3.78%	May-24
Principal balance outstanding	93,232	94,494
Plus: Unamortized fair value adjustment	1,479	1,833
Less: Loan procurement costs, net	(223)	(287)
Total mortgage loans and notes payable, net	$94,488	$96,040

As of June 30, 2020 and December 31, 2019, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $203.6 million and $206.3 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2020 (in thousands):

2020	$11,529
2021	45,057
2022	923
2023	31,019
2024	4,704
2025 and thereafter	—
Total mortgage payments	93,232
Plus: Unamortized fair value adjustment	1,479
Less: Loan procurement costs, net	(223)
Total mortgage loans and notes payable, net	$94,488

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2020 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps
	(in thousands)
Balance at December 31, 2019	$(729)
Amounts reclassified from accumulated other comprehensive loss	40	(1)
Balance at June 30, 2020	$(689)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of June 30, 2020 and December 31, 2019, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and forty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and six months ended June 30, 2020, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of June 30, 2020 or December 31, 2019.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2020 and December 31, 2019. The aggregate carrying value of the Company’s debt was $1,946.6 million and $1,931.8 million at June 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Company’s debt was $2,130.7 million and $2,037.6 million at June 30, 2020 and December 31, 2019, respectively. The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2020 and December 31, 2019. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	June 30, 2020
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

					(in thousands)
CS Valley Forge Village Storage, LLC ("VFV") (1)	1	King of Prussia, PA	Q2 2021 (est.)	70%	$10,000	$1,916
Shirlington Rd II, LLC ("SH2") (2)	1	Arlington, VA	Q1 2021 (est.)	90%	13,377	1,440
CS 2087 Hempstead Tpk, LLC ("Hempstead") (3)	1	East Meadow, NY	Q1 2021 (est.)	51%	14,714	4,980
CS SDP Newtonville, LLC ("Newton") (1)	1	Newton, MA	Q4 2020 (est.)	90%	13,709	7,188
CS 1158 McDonald Ave, LLC ("McDonald Ave") (3)	1	Brooklyn, NY	Q2 2020	51%	42,715	11,004
Shirlington Rd, LLC ("SH1") (2)	1	Arlington, VA	Q2 2015	90%	14,640	167
	6				$109,155	$26,695

(1)	The Company has a related party loan commitment to VFV and Newton to fund a portion of the construction costs. As of June 30, 2020, the Company has funded $6.0 million of the total $12.1 million loan commitment to Newton, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes. As of June 30, 2020, the Company had not funded any of its $12.4 million loan commitment to VFV.

(2)	On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

(3)	The noncontrolling members of Hempstead and McDonald Ave have the option to put their ownership interest in the ventures to the Company for $6.6 million and $10.0 million, respectively, within the one-year period after construction of each store is substantially complete. Additionally, the Company has a one-year option to call the ownership interest of the noncontrolling members of Hempstead and McDonald Ave for $6.6 million and $10.0 million, respectively, beginning on the second anniversary of the respective store’s construction being substantially complete. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest in Hempstead and McDonald. The Company is accreting the respective liabilities during the development periods and, as of June 30, 2020, has accrued $4.4 million and $10.0 million, related to Hempstead and McDonald Ave, respectively, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

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

Approximately 1.0% of the outstanding OP Units, as of June 30, 2020 and December 31, 2019, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

As of June 30, 2020 and December 31, 2019, 1,872,308 and 1,972,308 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the average of the closing prices of the common shares of CubeSmart on the New York Stock Exchange for the final 10 trading days of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at June 30, 2020 and December 31, 2019. As of June 30, 2020, the Operating Partnership recorded a decrease in the value of OP Units owned by third parties and a corresponding increase to capital of $7.4 million. As of December 31, 2019, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $5.9 million.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the three and six months ended June 30, 2020, administrative and late fees totaled $4.5 million and $9.9 million, respectively. For the three and six months ended June 30, 2019, administrative and late fees totaled $5.6 million and $11.0 million, respectively. Administrative and late fees are included in Other property related income within the Company’s consolidated statements of operations.

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

The Company’s right-of-use assets, lease liabilities and other supplemental balance sheet information associated with its operating leases as of June 30, 2020 and December 31, 2019 are summarized in the table below.

	June 30,		December 31,
	2020		2019

	(dollars in thousands)
Right-of-use assets (1)	$41,317		$41,698
Lease liabilities (1)	$46,364		$46,391

Weighted average lease term	35.5	years	35.9	years
Weighted average discount rate	4.74%		4.74%

(1)	Right-of-use assets and lease liabilities are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheets.

For the three and six months ended June 30, 2020 and 2019, the Company’s lease cost consists of the following components, each of which is included in Property operating expenses within the Company’s consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease cost	$746	$829	$1,492	$1,809
Short-term lease cost (1)	275	317	583	613
Total lease cost	$1,021	$1,146	$2,075	$2,422

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents the future operating lease liability maturities as of June 30, 2020 (in thousands):

2020	$1,157
2021	2,327
2022	2,461
2023	2,523
2024	2,373
2025 and thereafter	91,241
Total operating lease payments	102,082
Less: Imputed interest	(55,718)
Present value of operating lease liabilities	$46,364

During the three and six months ended June 30, 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.6 million and $1.1 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and six months ended June 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.6 million and $1.3 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and six months ended June 30, 2020 and 2019, the Company did not enter into any lease agreements set to commence in the future.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2020 totaled $1.0 million and $1.8 million, respectively. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2019 totaled $1.1 million and $2.4 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $14.0 million and $10.5 million as of June 30, 2020 and December 31, 2019, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $6.0 million and $3.1 million as of June 30, 2020 and December 31, 2019, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVPSE, HVP III, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVPSE, HVP III, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVPSE, HVP III, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the six months ended June 30, 2020, the Company recognized $0.7 million in fees associated with property transactions. There were no property transaction fees recognized during the three months ended June 30, 2020. During the three and six months ended June 30, 2019, the Company recognized $0.2 million in fees associated with property transactions. Property transaction fees are included in Other income on the consolidated statements of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements”. Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019 and in the Parent Company’s and Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of June 30, 2020 and December 31, 2019, we owned 527 self-storage properties totaling approximately 37.0 million rentable square feet and 523 self-storage properties totaling approximately 36.6 million rentable square feet, respectively. As of June 30, 2020, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of June 30, 2020, we managed 719 stores for third parties (including 105 stores containing an aggregate of approximately 7.5 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,246. As of June 30, 2020, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 9% and 8%, respectively, of total revenues for the six months ended June 30, 2020.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the six months ended June 30, 2020 and 2019.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There were no stores classified as held for sale as of June 30, 2020.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the six months ended June 30, 2020 and 2019.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of June 30, 2020, we owned 477 same-store properties and 50 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of June 30, 2020 and 2019, we owned 527 and 516 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2019 through June 30, 2020:

	2020	2019

Balance - January 1	523	493
Stores acquired	1	1
Balance - March 31	524	494
Stores acquired	2	21
Stores developed	1	2
Stores combined (1)	—	(1)
Balance - June 30	527	516
Stores acquired		2
Stores developed		1
Balance - September 30		519
Stores acquired		5
Stores sold		(1)
Balance - December 31		523

(1)	On May 24, 2019, the Company acquired a store located in Tempe, AZ for approximately $1.6 million, which is located adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Factors that Have Impacted and May Continue to Impact Results of Operations

We are not aware of any material trends or uncertainties other than those risks identified in Part I. Item 1A. "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II. Item 1A. "Risk Factors," of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, that may reasonably be expected to have a material impact, favorable or unfavorable, on our results of operations. However, due to the economic impact of the recent outbreak of a novel coronavirus in the United States, and the disease that it causes known as COVID-19, our ability to operate our business using traditional means has been impacted. Since mid-March, federal, state and local government agencies in the markets within which we operate have issued public health responses aimed at reducing the spread of COVID-19, which include quarantines, stay-at-home orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result, the United States has experienced, among other things, an unprecedented increase in unemployment, significant volatility within its debt and equity capital markets and extreme economic contraction during the second quarter of 2020.

Despite the operating restrictions placed on many businesses by governmental mandates that promote distancing, self-storage has been designated as an essential business. Accordingly, our stores have remained open throughout the pandemic to allow for customers to move in, move out, pay rent and access their belongings at all locations. Additionally, with the health and welfare of our teammates and customers in mind, we have implemented SmartRentalTM, our contactless online rental process that eliminates the need for face-to-face interaction, and shifted our corporate headquarters, divisional offices and sales center to remote work.

Although we have been able to serve customers both in-person and through virtual solutions, the stay-at-home orders that have been in place, with varying scopes and durations, in most of the markets within which we operate, as well as the reduced financial capacity of potential customers due to the rise in unemployment, have discouraged customer activity and caused decreases in rental volume and rates throughout the second quarter of 2020, which have negatively impacted our results of operations. In late March, in response to the pandemic and certain state and local government orders, we paused all rate increases to existing customers and suspended our normal delinquency processes temporarily, which have impacted our revenue growth. In May, as permitted by governmental mandates, we began resuming our delinquency and rental rate increase processes on a jurisdiction by jurisdiction basis and expect to fully resume these processes by the end of the third quarter. To date, we have not experienced any material degradation in rent collections or occupancy, however future customer behavior and their ability to pay rent will be determined by the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic, and; the continued impact on economic activity from the pandemic and actions taken in response thereto.

We anticipate that if the above-described impacts from the COVID-19 pandemic, and the volatile economic, business and financial market conditions resulting therefrom, continue for an extended period of time, we will continue to see a reduction in customer activity, net effective rental rates and our customers’ ability to make rental payments, all of which would adversely impact our cash flow from operations.

Comparison of the three months ended June 30, 2020 to the three months ended June 30, 2019 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2020	2019	(Decrease)	Change	2020	2019	2020	2019	2020	2019	(Decrease)	Change
REVENUES:
Rental income	$128,941	$130,478	$(1,537)	(1.2)%	$11,543	$5,549	$—	$—	$140,484	$136,027	$4,457	3.3%
Other property related income	12,254	13,858	(1,604)	(11.6)%	1,341	777	2,927	2,287	16,522	16,922	(400)	(2.4)%
Property management fee income	—	—	—	0.0%	—	—	6,792	6,068	6,792	6,068	724	11.9%
Total revenues	141,195	144,336	(3,141)	(2.2)%	12,884	6,326	9,719	8,355	163,798	159,017	4,781	3.0%

OPERATING EXPENSES:
Property operating expenses	43,500	42,494	1,006	2.4%	4,878	3,142	6,967	4,484	55,345	50,120	5,225	10.4%
NET OPERATING INCOME:	97,695	101,842	(4,147)	(4.1)%	8,006	3,184	2,752	3,871	108,453	108,897	(444)	(0.4)%

Store count	477	477			50	39			527	516
Total square footage	33,238	33,238			3,800	2,811			37,038	36,049
Period end occupancy (1)	94.0%	93.5%			79.4%	69.9%			92.5%	91.6%
Period average occupancy (2)	93.0%	93.0%
Realized annual rent per occupied sq. ft. (3)	$16.69	$16.91

Depreciation and amortization									39,893	40,663	(770)	(1.9)%
General and administrative									9,543	9,800	(257)	(2.6)%
Subtotal									49,436	50,463	(1,027)	(2.0)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(18,702)	(18,134)	(568)	(3.1)%
Loan procurement amortization expense									(753)	(771)	18	2.3%
Equity in (losses) earnings of real estate ventures									(174)	10,527	(10,701)	(101.7)%
Other									(456)	(178)	(278)	(156.2)%
Total other expense									(20,085)	(8,556)	(11,529)	(134.7)%
NET INCOME									38,932	49,878	(10,946)	(21.9)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(389)	(499)	110	22.0%
Noncontrolling interests in subsidiaries									(38)	41	(79)	(192.7)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$38,505	$49,420	$(10,915)	(22.1)%
(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $136.0 million during the three months ended June 30, 2019 to $140.5 million during the three months ended June 30, 2020, an increase of $4.5 million, or 3.3%. The $1.5 million decrease in same-store rental income was due primarily to lower net rental rates. Realized annual rent per square foot on our same-store portfolio decreased 1.3% as a result of lower rental rates for new and existing customers for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. This decrease is offset by $6.0 million of additional rental income from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio.

Other property related income decreased from $16.9 million during the three months ended June 30, 2019 to $16.5 million during the three months ended June 30, 2020, a decrease of $0.4 million, or 2.4%. The $1.6 million decrease in same-store other property related income is mainly attributable to a decrease in fee revenue due to the impact of COVID-19. This decrease is offset by a $0.6 million increase in other property related income derived from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio as well as a $0.6 million increase resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $6.1 million during the three months ended June 30, 2019 to $6.8 million during the three months ended June 30, 2020, an increase of $0.7 million, or 11.9%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (719 stores as of June 30, 2020 compared to 648 stores as of June 30, 2019).

Operating Expenses

Property operating expenses increased from $50.1 million during the three months ended June 30, 2019 to $55.3 million during the three months ended June 30, 2020, an increase of $5.2 million, or 10.4%. The $1.0 million increase in property operating expenses on the same-store portfolio was primarily due to increases in property taxes and advertising costs of $1.0 million and $1.3 million, respectively, offset by decreases in personnel expenses and maintenance costs of $0.6 million and $0.4 million, respectively. Additionally, $1.7 million of the increase is attributable to expenses associated with newly acquired or developed stores.

Other (Expense) Income

Interest expense increased from $18.1 million during the three months ended June 30, 2019 to $18.7 million during the three months ended June 30, 2020, an increase of $0.6 million, or 3.1%. The increase is attributable to a higher amount of outstanding debt during the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The average outstanding debt balance increased $159.1 million to $1,980.7 million during the three months ended June 30, 2020 as compared to $1,821.6 million during the three months ended June 30, 2019 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended June 30, 2020 and 2019 was 3.92% and 4.13%, respectively.

Equity in (losses) earnings of real estate ventures decreased $10.7 million from the three months ended June 30, 2019 to the three months ended June 30, 2020. The change is mainly driven by our prior year share of the gains attributable to HVP III, a real estate venture in which we previously owned a 10% interest. The gains were recorded in connection with HVP III’s sale of 50 properties during the three months ended June 30, 2019.

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2020	2019	(Decrease)	Change	2020	2019	2020	2019	2020	2019	(Decrease)	Change
REVENUES:
Rental income	$259,467	$258,256	$1,211	0.5%	$22,002	$9,363	$—	$—	$281,469	$267,619	$13,850	5.2%
Other property related income	25,177	27,146	(1,969)	(7.3)%	2,590	1,253	5,657	4,198	33,424	32,597	827	2.5%
Property management fee income	—	—	—	0.0%	—	—	12,986	11,646	12,986	11,646	1,340	11.5%
Total revenues	284,644	285,402	(758)	(0.3)%	24,592	10,616	18,643	15,844	327,879	311,862	16,017	5.1%

OPERATING EXPENSES:
Property operating expenses	87,322	84,707	2,615	3.1%	9,615	5,337	14,148	11,501	111,085	101,545	9,540	9.4%
NET OPERATING INCOME:	197,322	200,695	(3,373)	(1.7)%	14,977	5,279	4,495	4,343	216,794	210,317	6,477	3.1%

Store count	477	477			50	39			527	516
Total square footage	33,238	33,238			3,800	2,811			37,038	36,049
Period end occupancy (1)	94.0%	93.5%			79.4%	69.9%			92.5%	91.6%
Period average occupancy (2)	92.2%	92.1%
Realized annual rent per occupied sq. ft. (3)	$16.92	$16.87

Depreciation and amortization									80,731	79,105	1,626	2.1%
General and administrative									19,908	18,947	961	5.1%
Subtotal									100,639	98,052	2,587	2.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(37,383)	(35,651)	(1,732)	(4.9)%
Loan procurement amortization expense									(1,507)	(1,395)	(112)	(8.0)%
Equity in (losses) earnings of real estate ventures									(179)	10,788	(10,967)	(101.7)%
Other									163	(343)	506	147.5%
Total other expense									(38,906)	(26,601)	(12,305)	(46.3)%

NET INCOME									77,249	85,664	(8,415)	(9.8)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(772)	(857)	85	9.9%
Noncontrolling interests in subsidiaries									(76)	111	(187)	(168.5)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$76,401	$84,918	$(8,517)	(10.0)%
(1)	Represents occupancy at June 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $267.6 million during the six months ended June 30, 2019 to $281.5 million during the six months ended June 30, 2020, an increase of $13.9 million, or 5.2%. The $1.2 million increase in same-store rental income was due primarily to higher net rental rates prior to the impact of COVID-19. Realized annual rent per square foot on our same-store portfolio increased 0.3% as a result of higher rental rates for new and existing customers for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The remaining increase is primarily attributable to $12.6 million of additional rental income from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio.

Other property related income increased from $32.6 million during the six months ended June 30, 2019 to $33.4 million during the six months ended June 30, 2020, an increase of $0.8 million, or 2.5%. The $2.0 million decrease in same-store other property related income is mainly attributable to a decrease in fee revenue due to the impact of COVID-19. This decrease is offset by a $1.3 million increase in other property related income derived from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio as well as a $1.5 million increase resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $11.6 million during the six months ended June 30, 2019 to $13.0 million during the six months ended June 30, 2020, an increase of $1.3 million, or 11.5%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (719 stores as of June 30, 2020 compared to 648 stores as of June 30, 2019) and higher revenue at these managed stores.

Operating Expenses

Property operating expenses increased from $101.5 million during the six months ended June 30, 2019 to $111.1 million during the six months ended June 30, 2020, an increase of $9.5 million, or 9.4%. The $2.6 million increase in property operating expenses on the same-store portfolio was primarily due to increases in property taxes and advertising costs of $2.2 million and $1.7 million, respectively, offset by decreases in personnel expenses and maintenance costs of $0.3 million and $0.5 million, respectively. Additionally, $4.3 million of the increase is attributable to expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $79.1 million during the six months ended June 30, 2019 to $80.7 million during the six months ended June 30, 2020, an increase of $1.6 million, or 2.1%. This increase is primarily attributable to depreciation and amortization expense related to stores acquired and developed during 2019 and 2020.

General and administrative expenses increased from $18.9 million during the six months ended June 30, 2019 to $19.9 million during the six months ended June 30, 2020, an increase of $1.0 million, or 5.1%. The change is primarily attributable to increased personnel expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense increased from $35.7 million during the six months ended June 30, 2019 to $37.4 million during the six months ended June 30, 2020, an increase of $1.7 million, or 4.9%. The increase is attributable to a higher amount of outstanding debt during the six months ended June 30, 2020 as compared to the six months ended June 30, 2019. The average outstanding debt balance increased $146.2 million to $1,962.5 million during the six months ended June 30, 2020 as compared to $1,816.3 million during the six months ended June 30, 2019 as the result of borrowings to fund a portion of the Company’s acquisition activity. The weighted average effective interest rate on the Company’s outstanding debt for the six months ended June 30, 2020 and 2019 was 3.94% and 4.11%, respectively.

Equity in (losses) earnings of real estate ventures decreased $11.0 million from the six months ended June 30, 2019 to the six months ended June 30, 2020. The change is mainly driven by our prior year share of the gains attributable to HVP III, a real estate venture in which we previously owned a 10% interest. The gains were recorded in connection with HVP III’s sale of 50 properties during the six months ended June 30, 2019.

Cash Flows

Comparison of the six months ended June 30, 2020 to the six months ended June 30, 2019

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2020 and 2019 is as follows:

	Six Months Ended June 30,
Net cash provided by (used in):	2020	2019	Change

	(in thousands)

Operating activities	$188,515	$177,264	$11,251
Investing activities	$(124,525)	$(250,843)	$126,318
Financing activities	$(116,039)	$82,480	$(198,519)

Cash provided by operating activities increased from $177.3 million for the six months ended June 30, 2019 to $188.5 million for the six months ended June 30, 2020, reflecting an increase of $11.3 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2019 and 2020 as well as increased management fees related to the third-party management business resulting from more stores under management (719 stores as of June 30, 2020 compared to 648 stores as of June 30, 2019).

Cash used in investing activities decreased from $250.8 million for the six months ended June 30, 2019 to $124.5 million for the six months ended June 30, 2020, reflecting a decrease of $126.3 million. The change was primarily driven by $118.0 million of cash used for the acquisition of our partner’s ownership interest in HVP III, a previously unconsolidated real estate venture, during the six months ended June 30, 2019 with no comparable payments during the six months ended June 30, 2020.

Cash used in financing activities was $116.0 million during the six months ended June 30, 2020 compared to $82.5 million of cash provided by financing activities during the six months ended June 30, 2019, reflecting a change of $198.5 million. This change is primarily the result of $347.7 million of net proceeds from our issuance of unsecured senior notes in January 2019, with no comparable cash inflow during the 2020 period, as well as a decrease of $135.2 million in proceeds received from the issuance of common shares during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. These reductions in cash inflows were offset by a $200.0 million cash payment made to repay our unsecured term loan in January 2019 and a $57.7 million increase in net revolving credit facility payments during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The change is also impacted by the combined $32.7 million cash outflow for the acquisition of the noncontrolling members’ interests in three separate consolidated joint ventures during the six months ended June 30, 2019.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2020 fiscal year, we expect recurring capital expenditures to be approximately $6.0 million to $11.0 million, planned capital improvements and store upgrades to be approximately $11.0 million to $16.0 million and costs associated with the development of new stores to be approximately $21.5 million to $36.5 million. Our currently scheduled principal payments on our outstanding debt are approximately $11.5 million for the remainder of 2020.

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

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. In addition, dislocation in the United States debt markets may significantly reduce the availability and increase the cost of debt capital, including conventional mortgage financing and commercial mortgage-backed securities financing. There can be no assurance that such capital will be readily available in the future. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions about us.

As of June 30, 2020, we had approximately $3.5 million in available cash and cash equivalents. In addition, we had approximately $733.9 million of availability for borrowings under our Amended and Restated Credit Facility.

The COVID-19 pandemic has impacted the cost of debt and equity capital, and may continue to do so. Based upon our substantial current liquidity relative to our capital requirements discussed above, and our strong financial profile and credit ratings, we do not expect such capital market dislocations to have a material impact on our ability to raise capital. However, these market dislocations, if they were to persist for a long period of time or intensify, could impact our ability to raise capital in the future.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date

	(in thousands)
$250M 4.800% Guaranteed Notes due 2022	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (1)	300,000	300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(3,659)	(3,860)
Less: Loan procurement costs, net	(9,620)	(10,415)
Total unsecured senior notes, net	$1,836,721	$1,835,725

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2020, borrowings under the Revolver had an effective weighted average interest rate of 1.26%. Additionally, as of June 30, 2020, $733.9 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

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

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2020, we were in compliance with all of our financial covenants.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the six months ended June 30, 2020. As of June 30, 2020, 14.6 million common shares remained available for issuance under the Equity Distribution Agreements.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income attributable to the Company’s common shareholders	$38,505	$49,420	$76,401	$84,918

Add (deduct):
Real estate depreciation and amortization:
Real property	39,021	39,903	79,029	77,629
Company’s share of unconsolidated real estate ventures	1,953	1,812	3,662	3,756
Gains from sale of real estate, net (1)	—	(10,667)	—	(10,667)
Noncontrolling interests in the Operating Partnership	389	499	772	857
FFO attributable to common shareholders and OP unitholders	$79,868	$80,967	$159,864	$156,493

Add:
Loan procurement amortization expense - early repayment of debt	—	141	—	141
FFO, as adjusted, attributable to common shareholders and OP unitholders	$79,868	$81,108	$159,864	$156,634

Weighted average diluted shares outstanding	194,192	190,543	194,231	189,286
Weighted average diluted units outstanding	1,949	1,866	1,961	1,897
Weighted average diluted shares and units outstanding	196,141	192,409	196,192	191,183

(1)	The three and six months ended June 30, 2019 include $10.7 million of gains from sale of real estate, net that are included in the Company’s share of equity in (losses) earnings of real estate ventures.

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

As of June 30, 2020, our consolidated debt consisted of $1,943.2 million of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of June 30, 2020, there were $15.4 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $107.2 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $121.0 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	380	$25.46	N/A	3,000,000
May 1 - May 31	290	$26.91	N/A	3,000,000
June 1 - June 30	43	$26.93	N/A	3,000,000
Total	713	$26.14	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

On September 27, 2007, the Parent Company announced that the Board of Trustees (the “Board”) approved a share repurchase program for up to 3.0 million of the Parent Company’s outstanding common shares. Unless terminated earlier by resolution of the Board, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date.

ITEM 5. OTHER INFORMATION

Compensatory Arrangements of Certain Officers

On November 1, 2016, the Compensation Committee (the “Committee”) of the Board as well as the Board, approved an Executive Severance Plan (the “Severance Plan”). The Severance Plan provides for certain severance benefits to the Company’s President and Chief Executive Officer; the Chief Financial Officer; and the Chief Legal Officer on account of an involuntary termination, including a termination by the Company without “cause” (as defined in the Severance Plan) or on account of the employee’s disability, a termination by the employee for “good reason” (as defined in the Severance Plan), or a termination on account of the employee’s death. On August 5, 2020, the Committee and the Board approved the participation of the Company’s Chief Operating Officer in the Severance Plan effective immediately. The Committee designated the Chief Operating Officer as a Tier III employee under the Severance Plan.

Amendment to Bylaws

On August 5, 2020, the Board of the Company approved amendments to amend and restate the Company’s Bylaws (the “Bylaws”). Prior thereto, the Bylaws were last amended on September 14, 2011.

Set forth below is a summary of the amendments to the Bylaws. Capitalized terms used but not defined herein have the meanings ascribed thereto in the Bylaws.

Provisions Relating to Shareholders’ Meetings

●	Clarify that the annual meeting of the Company’s shareholders for the election of the Board’s Trustees (each, a “Trustee” and, collectively, the “Trustees”) and the transaction of any other business that is properly brought before the meeting in accordance with the requirements of the Bylaws, the Maryland General Corporation law, as amended from time to time (the “MGCL”), the Maryland REIT Law, and other applicable law shall be held on such date and time designated by resolution of the Board adopted by a majority of the total number of authorized Trustees, whether or not there exists any vacancies in previously authorized Trusteeships at the time such resolution is presented to the Board for adoption (the “Entire Board”).

●	Provide that the date and time of the Company’s annual meeting of shareholders may be changed in the same manner as is required to fix the original date and time of the Company’s annual meeting.

●	Provide greater specificity as to who is permitted to call a special meeting of shareholders, including providing that, in addition to special meetings called by the chair of the Board at the request of shareholders who comply with the procedures and requirements of the Bylaws with regard to shareholder requests for a special meeting to be called, special meetings of the shareholders for any purpose or purposes may be called by (i) the chair of the board if delegated that authority by a resolution of the Board adopted by the affirmative vote of a majority of the Entire Board, (ii) the chief executive officer, if delegated that authority by a resolution of the Board adopted by the affirmative vote of a majority of the Entire Board, and (iii) the Board by resolution of the Board adopted by the affirmative vote of a majority of the Entire Board.

●	Provide greater specificity as to the process to be followed by shareholders who want a special meeting of shareholders to be called, including (i) providing procedures for shareholders to follow in submitting a request to the Company for a record date to be fixed for determining the shareholders that beneficially own (within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) the ownership percentage required to request that a special meeting be called (a “Record Date Request), (ii) specifying the content required to be included in a Record Date Request, (iii) providing procedures for shareholders to follow in submitting a request to the Company for a special meeting of shareholders to be called (a “Special Meeting Request”), and (iv) specifying the content required to be included in a Special Meeting Request.

●	Provide that shareholders cannot request that a special meeting be called unless a shareholder of record of the Trust has first caused a Record Date Request, in proper written form, to be delivered to, or mailed and received by, the secretary of the Trust.

●	Provide that, to be in proper form, a Record Date Request shall be in writing and shall include the following: (i) with respect to each of the shareholders (and each of their Shareholder Associated Persons) requesting that a Request Record Date be set, the information that such shareholder (and each of its Shareholder Associated Persons) would be required by the Bylaws to be provided in an advance notice submitted by such shareholder in connection with an annual meeting of shareholders, (ii) a description in reasonable detail of the business desired to be brought before the special meeting, (iii) the text of the proposed business (including the text of any resolutions proposed for consideration and in the event such business includes a proposal, whether binding or precatory, to amend the Bylaws, the Company’s Amended and Restated Declaration of Trust (the “Declaration of Trust”), or any policy of the Trust, the text of the proposed amendment), (iv) a description in reasonable detail of the reasons for conducting such business at a special meeting, (v) a description in reasonable detail of any interest in such business, direct or indirect, monetary or non-monetary, of such requesting shareholders or any of their respective Shareholder Associated Persons, including any anticipated benefit to such requesting shareholders or any of their respective Shareholder Associated Persons therefrom, and (vi) a reasonably detailed description of all agreements, arrangements, and understandings (whether written or oral, formal or informal) between or among any of the shareholders requesting a record date for a special meeting (including their respective Shareholder Associated Persons), or between or among any such requesting shareholders (including their respective Shareholder Associated Persons) and any other person (naming each such person), in connection with their Record Date Request or the business or nominees for election to the Board proposed to be acted on at a special meeting; and providing further that, if Trustees are proposed to be elected at such shareholder requested special meeting, the Record Date Request shall also include the information for each such person whom the shareholders (or any of their Shareholder Associated Persons) submitting the Record Date Request propose to nominate for election as a Trustee at such special meeting that would be required by the Bylaws to be provided for each such person in an advance notice submitted in connection with an annual meeting of shareholders where such person was proposed as a nominee for election to the Board.

●	Provide that, to be in proper form, a Special Meeting Request shall be in writing and shall include the following: (i) with respect to each of the shareholders (and each of their Shareholder Associated Persons) requesting the special meeting (but excluding any shareholder that has made such request in response to a solicitation made pursuant to, and in accordance with, Section 14(a) of the Exchange Act by way of a solicitation statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on Schedule 14A), the information that such shareholder (and each of its Shareholder Associated Persons) would be required by the Bylaws to be provided in an advance notice submitted by such shareholder in connection with an annual meeting of shareholders, (ii) a description in reasonable detail of the business desired to be brought before a special meeting, (iii) the text of the proposed business (including the text of any resolutions proposed for consideration and in the event such business includes a proposal, whether binding or precatory, to amend the Bylaws, the Declaration of Trust, or any policy of the Trust, the text of the proposed amendment), (iv) a description in reasonable detail of the reasons for conducting such business at a special meeting, (v) a description in reasonable detail of any interest in such business, direct or indirect, monetary or non-monetary, of such requesting shareholders or any of their respective Shareholder Associated Persons, including any anticipated benefit to such requesting shareholders or any of their respective Shareholder Associated Persons therefrom, and (vi) a reasonably detailed description of all agreements, arrangements, and understandings (whether written or oral, formal or informal) between or among any of the shareholders requesting a special meeting (including their respective Shareholder Associated Persons), or between or among any such requesting shareholders (including their respective Shareholder Associated Persons) and any other person (naming each such person), in connection with the Special Meeting Request or the business or nominees for election to the Board proposed to be acted on at the special meeting; and further, if Trustees are proposed to be elected at the special meeting, the Special Meeting Request must also include the information for each such person whom the requesting shareholders (or any of their Shareholder Associated Persons) propose to nominate for election as a Trustee at the special meeting that would be required by the Bylaws to be provided for each such person in an advance notice submitted in connection with an annual meeting of shareholders where such person was proposed as a nominee for election to the Board.

●	Provide that the Board shall have the sole power to fix, by resolution of the Board adopted by the affirmative vote of a majority of the Entire Board, the record date for determining the shareholders who beneficially own (within the meaning of Rule 13d-3 under the Exchange Act) the ownership percentage required to request that a special meeting be called.

●	Facilitate the conduct of orderly meetings of shareholders by providing for how the chair and secretary of the meeting are designated, by providing the Board and the chair of the meeting with the authority, to the maximum extent permitted by applicable law, to prescribe the rules, regulations, and procedures, and to take such action, as is appropriate for the proper conduct of the meeting, and providing that the chair of the meeting shall have the authority to rule of the precedence of, and procedure for, motions and other procedural matters.

●	Provide for an orderly and transparent process by which proposed business and nomination of persons for election to the Board are brought before an annual and special meeting of shareholders and clarify that that no business can be brought before a meeting of shareholders unless brought in accordance with the processes set forth in the Bylaws.

●	Require that any business proposed for consideration by shareholders at any annual or special meeting of shareholders must (i) be a proper subject to be proposed and voted upon by shareholders of the Company under the Bylaws, the Declaration of Trust, the MGCL, the Maryland REIT Law, and other applicable law, and (ii) must not relate to a matter that is expressly reserved for action by the Board under the Bylaws, the Declaration of Trust, the MGCL, the Maryland REIT Law, and other applicable law.

●	Provide that any previously scheduled annual or special meeting of the shareholders may be postponed, and any previously scheduled annual or special meeting of the shareholders called by the Board may be canceled, by resolution of the Board upon public notice given prior to the time previously scheduled for such meeting of shareholders.

Provisions Relating to Advance Notices of Shareholder Proposals and Trustee Nominations

●	Enhance the information that the Board has access to about any shareholders and their Shareholder Associated Persons (as defined in the Bylaws) proposing to bring business before a meeting of the shareholders, including requiring (i) disclosure of the class and number of all Trust Securities (as defined in the Bylaws) which are owned beneficially (within the meaning of Rule 13d-3 under the Exchange Act) or of record by such shareholder and any Shareholder Associated Person and the date(s) on which each such Trust Security was acquired; provided, however, that such shareholder and any Shareholder Associated Person shall in all events be deemed to beneficially own any Trust Securities as to which such shareholder or Shareholder Associated Person has a right to acquire beneficial ownership at any time in the future, whether such right is exercisable immediately, only after the passage of time or only upon the satisfaction of certain conditions precedent, (ii) a reasonably detailed description of any agreement, arrangement, or understanding (whether written or oral, formal or informal), including any short interest or any borrowing or lending of shares of stock, that has been made by or on behalf of such shareholder or any Shareholder Associated Person, the effect or intent of any of the foregoing being to profit or share in any benefit from any decrease in the price of any Trust Security held by such shareholder or any Shareholder Associated Person or to mitigate loss from, or to manage risk of, stock price changes for, such shareholder or any Shareholder Associated Person or to increase or decrease the voting power or pecuniary or economic interest of such shareholder or any Shareholder Associated Person with respect to any Trust Securities, (iii) a reasonably detailed description of any proxy, contract, arrangement, understanding, or relationship, whether written or oral and formal or informal, between or among such shareholder or any Shareholder Associated Person and any other person (naming each such person) pursuant to which such shareholder has a right to vote any shares of the Company, (iv) a reasonably detailed description of any plans or proposals of such shareholder or any Shareholder Associated Person relating to the Company that would be required to be disclosed by such shareholder or Shareholder Associated Person pursuant to Item 4 of Schedule 13D if a Schedule 13D relating to the Company was filed with the SEC by such shareholder or Shareholder Associated Person pursuant to the Exchange Act (regardless of whether the requirement to file a Schedule 13D with the SEC is applicable to such shareholder or Shareholder Associated Person) together with a description of any agreements, arrangements, or understandings (whether written or oral and whether formal or informal) that relate to such plans or proposals and naming all the parties to any such agreements, arrangements, or understandings, and (v) disclosure of any information about any Shareholder Associated Person required to be disclosed in a proxy statement filed with the SEC in connection with a contested election of Trustees (even if a contested election is not involved) in which such shareholder or such Shareholder Associated Person is a participant or is otherwise involved, in each case, pursuant to Regulation 14A under the Exchange Act.

●	Enhance the information that the Board has access to about any nominees proposed for election to the Board including, but not limited to, as to each person the shareholder proposes to nominate for election or re-election as a Trustee (i) all information that would be required to be set forth in an advance notice pursuant to the Bylaws’ advance notice provisions if such proposed nominee was the shareholder submitting the advance notice, (ii) a description in reasonable detail of any direct and indirect compensation, reimbursement, indemnification, benefits, and other agreements, arrangements, or understandings (written or oral and formal or informal and whether monetary or non-monetary) and any other material relationships (A) between or among such proposed nominee and the shareholder submitting the advance notice or any Shareholder Associated Person, and (B) between or among such proposed nominee and any other person or entity (naming such person or entity) in connection with such proposed nominee’s nomination to the Board, and, if elected, such nominee’s service as a member of the Board, (iii) to the extent that such proposed nominee has been previously convicted in any state or federal court of any criminal offense involving a felony, fraud, dishonesty, or a breach of trust or duty, a description in reasonable detail of such offense and all legal proceedings relating thereto, (iv) a description in reasonable detail of any and all litigation, whether or not judicially resolved, settled, or dismissed, relating to the proposed nominee’s past or current service on the board of directors, board of trustees, or similar governing body of any corporation, limited liability company, partnership, trust, or any other entity, (v) a description in reasonable detail of any agreements, arrangements, or understandings (whether written or oral, formal or informal) between such proposed nominee and any person as to how such proposed nominee, if elected as a Trustee, would act or vote on any issue or question that may come before the Board, (vi) a description in reasonable detail of any agreements, arrangements, or understandings (whether written or oral, formal or informal) between such proposed nominee and any person that could limit or interfere with such proposed nominee’s ability to comply, if elected as a Trustee, with his or her fiduciary duties under applicable law, (vii) any agreement, arrangement. or understanding between the proposed nominee and any person that contemplates such proposed nominee, if elected to the Board, resigning as a member of the Board prior to the conclusion of the term of office to which such proposed nominee was elected, and (viii) the amount of any equity securities beneficially owned by such proposed nominee in any company that is a direct competitor of the Company.

●	Enhance the information that the Board has access to about any business proposed by a shareholder, including (i) the text of the proposed business (including the text of any resolutions proposed for consideration and in the event such business includes a proposal, whether binding or precatory, to amend the Bylaws, the Declaration of Trust or any policy of the Company, the text of the proposed amendment), and, (ii) expanding the information required to be disclosed about the interests, direct or indirect, monetary or non-monetary, of the proposing shareholder or any Shareholder Associated Person in such proposed business, including any anticipated benefit to the proposing shareholder or any Shareholder Associated Person therefrom.

●	In furtherance of the Company’s majority voting policy applicable to the election of Trustees, require a shareholder to provide, for each proposed nominee for election to the Board, each proposed nominee’s irrevocable and executed advance letter of resignation as a Trustee, effective upon such person’s failure to receive, at the next duly called meeting of shareholders at which a quorum is present and at which such person faces re-election, the affirmative vote of a majority of the total votes cast for and affirmatively withheld as to such individual’s re-election, such resignation being effective only upon acceptance thereof by the Board.

●	Provide that a shareholder cannot include in a Shareholder Notice a number of proposed nominees for election as Trustees that is greater than the number of Trustees to be elected to the Board at the shareholders’ meeting which, in the absence of any contrary public announcement, may be assumed to be the number of Trustees serving on the Board at the time that the advance notice is submitted to the Company.

●	Provide that, with respect to a shareholder who submitted to the Company, prior to the Shareholder Notice Deadline (as defined in the Bylaws), an advance notice of nominations in compliance with the Bylaws’ advance notice provisions in all applicable respects, in the event that, subsequent to the Shareholder Notice Deadline, the number of Trustees to be elected to the Board is increased and there is no public announcement by the Company of such action or specifying the size of the increased Board at least 100 calendar days prior to the first anniversary of the date of mailing of the proxy statement with respect to the preceding year’s annual meeting of shareholders, the advance notice of nominations required by the Bylaws’ advance notice provisions shall also be considered timely, but only with respect to nominees for any new Trustee positions created by such increase, and only if such advance notice is delivered to, or mailed to and received by, the secretary of the Company at the principal executive offices of the Company not later than the close of business on the 10th calendar day immediately following the day on which such public announcement is first made by the Company.

●	Provide that a person shall be deemed “Acting in Concert” with another person if such person knowingly acts (whether or not pursuant to an express, written or oral, agreement, arrangement or understanding) in concert with, or towards a common goal relating to the leadership, management, governance, board composition, strategic direction, value enhancement plans, or control of the Company in parallel with, such other person where (i) each person is conscious of the other person’s conduct or intent and this awareness is an element in their decision-making processes, and (ii) at least two additional factors suggest that such persons knowingly intend to act in concert or in parallel towards a common goal relating to the leadership, management, governance, board composition, strategic direction, value enhancement plans, or control of the Company, which such additional factors may include, without limitation, exchanging information (whether publicly or privately), attending meetings, conducting discussions, or making or soliciting invitations to act in concert or in parallel; provided, however, that a person shall not be deemed to be Acting in Concert with any other person solely as a result of the solicitation or receipt of revocable proxies or consents from such other person in response to a solicitation made pursuant to, and in accordance with, Section 14(a) of the Exchange Act by way of a proxy or consent solicitation statement filed with the SEC on Schedule 14A.

●	Expand the definition of “Shareholder Associated Persons” of a proposing and/or nominating shareholder to include, among others, (i) any beneficial owner of the Trust Securities owned of record or beneficially by such shareholder (other than a shareholder that is a depositary), (ii) any Affiliate or Associate (within the meaning of Rule 12b-2 under the Exchange Act) of such shareholder or beneficial owner, (iii) any person Acting in Concert with such shareholder or beneficial owner, (iv) any participant (as defined in paragraphs (a)(ii)-(vi) of Instruction 3 to Item 4 of Schedule 14A) with such shareholder or beneficial owner in any solicitation of proxies contemplated by the advance notice delivered to the Company pursuant to the Bylaws, (v) any person who may be deemed to be a member of a “group” (as such term is used in Rule 13d-5 under the Exchange Act) with any such shareholder or beneficial owner (or any of their respective Affiliates or Associates) relating to the shares of beneficial interest of the Company, regardless of whether such person is disclosed as a member of a “group” in a Schedule 13D or an amendment thereto filed with the SEC relating to the Company, and (vi) any person that, directly, or indirectly through one or more intermediaries, controls, or is controlled by, or is under common control with, such shareholder or any Shareholder Associated Person identified in the foregoing clauses (i), (ii), (iii), (iv), or (v).

●	Provide that a shareholder, by its delivery of an advance notice to the Company, represents and warrants that all information contained in such advance notice is true and accurate in all material respects.

●	Provide that, for an advance notice to comply with the advance notice provisions of the Bylaws, all the information required to be included therein by the Bylaws’ advance notice provisions must be set forth in writing directly within the body of the advance notice, rather than be incorporated by reference from any pre-existing document or writing, including, but not limited to, any documents publicly filed with the SEC.

●	Provide that, for an advance notice to comply with the advance notice provisions of the Bylaws, each of the requirements of such advance notice provisions must be directly and expressly responded to and an advance notice must clearly indicate and expressly reference which of the advance notice provisions the information disclosed is intended to be responsive to.

●	Provide that a shareholder submitting an advance notice, by its delivery to the Company, acknowledges that it understands that nothing contained therein shall be considered confidential or proprietary information and that neither the Company, the Board, nor any agents or representatives thereof shall be restricted, in any manner, from publicly disclosing or using any of the information contained in an advance notice.

●	Provide that, notwithstanding any notice of the shareholders’ meeting, proxy statement, or supplement thereto sent to shareholders on behalf of the Company, a shareholder must separately comply with the Bylaws’ advance notice provisions to propose any nominations or other business at any shareholders’ meeting, including delivering its own separate and timely advance notice to the secretary of the Company that complies in all respects with the requirements of the Bylaws’ advance notice provisions.

●	Provide that, notwithstanding the other requirements contained in the Bylaws’ advance notice provisions, a shareholder must also comply with all applicable requirements of the MGCL, the Maryland REIT Law, the Exchange Act and the rules and regulations thereunder and of the SEC, and other applicable law with respect to the matters set forth in the Bylaws’ advance notice provisions, any solicitation of proxies contemplated by the shareholder in connection with its submission of an advance notice, and any filings made, or required to be made, with the SEC in connection therewith.

●	Provide that a shareholder’s proposed nominations and other business can be disregarded if the shareholder is not Present in Person (as defined in the Bylaws) at the shareholders’ meeting to present its proposed nominations and/or other business, or if the shareholder breaches, or takes any action contrary to, any of the representations it made in its advance notice applicable to such shareholder’s proposed nominations and/or other business.

●	Clarify that the disclosures required by the Bylaws’ advance notice provisions to be included in an advance notice shall not include any disclosures with respect to the ordinary course of business activities of any broker, dealer, commercial bank, or trust company who is deemed a Shareholder Associated Person solely as a result of being the shareholder directed to prepare and submit the advance notice on behalf of a beneficial owner of the shares held of record by such broker, dealer, commercial bank, or trust company and who is not otherwise affiliated or associated with such beneficial owner.

Provisions Relating to Board Matters

●	Provide that, any Trustee may resign by written notice to the Board effective upon (i) execution and delivery to the Company of such written notice, (ii) any future date specified in the notice, (iii) the occurrence of a certain future event (including the failure to receive a specified vote for election as a Trustee), and/or (iv) the acceptance by the Board, and, further, that a Trustee’s resignation that is conditioned upon the Trustee failing to receive a specified vote for re-election as a Trustee may provide that it is irrevocable.

Exclusive Forum for Adjudication of Certain Disputes

●	Provide that, unless the Company expressly consents in writing to the selection of an alternative forum, the Circuit Court for Baltimore City, Maryland, or, if that Court does not have jurisdiction, the United States District Court for the District of Maryland, Baltimore Division, shall, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (a) any Internal Corporate Claim, as such term is defined in Section 1-101(p) of the MGCL, or any successor provision thereof, (b) any derivative action or proceeding brought on behalf of the Company, (c) any action asserting a claim of breach of any (i) duty owed by any Trustee, officer, manager, agent, or employee of the Company to the Company or to the shareholders of the Company, or (ii) standard of conduct applicable to Trustees, (d) any action asserting a claim against the Company or any Trustee, officer, manager, agent, or employee of the Company arising pursuant to any provision of Maryland law, including, but not limited to, the MGCL and the Maryland REIT Law, the Declaration of Trust, or the Bylaws, including any disputes, claims, or controversies brought by or on behalf of any shareholder (which, for purposes of the Bylaws, shall mean any shareholder of record or any beneficial owner of any Trust Securities, or any former holder of record or beneficial owner of any Trust Securities), either on his, her, or its own behalf, on behalf of the Company or on behalf of shareholders of the Company against the Company or any Trustee, officer, manager, agent, or employee of the Company, including any disputes, claims or controversies relating to the meaning, interpretation, effect, validity, performance, or enforcement of the Declaration of Trust or the Bylaws, including the exclusive forum provisions thereof, or (e) any other action asserting a claim against the Company or any Trustee, officer, manager, agent, or employee of the Company that is governed by the internal affairs doctrine of the State of Maryland.

●	Provide that the failure to enforce the exclusive forum provisions of the Bylaws would cause the Company irreparable harm and that the Company shall be entitled to equitable relief, including injunctive relief and specific performance, to enforce the Bylaws’ exclusive forum provisions.

●	Provide that any person or entity purchasing or otherwise acquiring any interest in any Trust Securities shall be deemed to have notice of and consented to the Bylaws’ exclusive forum provisions.

Other Revisions

●	Incorporate into the amendment and restatement of the Bylaws the amendment to the Bylaws adopted by the Board on May 31, 2017 that provided shareholders of the Company with the right to propose amendments or modifications to the Bylaws and to approve such amendments or modifications by the affirmative vote of a majority of the shares then outstanding and entitled to vote on the matter.

●	Provide various miscellaneous provisions and definitions applicable to the Bylaws.

●	Incorporate into the Bylaws various other “clean-up” changes, including, but not limited to, grammatical and other typographical corrections, formatting changes, revisions to headings, titles and captions, and providing capitalized definitions for certain terms.

The foregoing description of the various amendments included in the Bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the Bylaws that were adopted by the Board on August 5, 2020, a copy of which is attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and incorporated by reference in its entirety.

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

3.1	Amended and Restated Bylaws of CubeSmart, as amended and restated as of August 5, 2020. (filed herewith)

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: August 7, 2020	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: August 7, 2020	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)