Form 10-Q
period 2020-09-30
CubeSmart; CubeSmart, L.P.
filed 2020-11-06
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 4, 2020
Common shares, $0.01 par value per share, of CubeSmart	195,266,443

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2020, owned a 98.9% interest in the Operating Partnership. The remaining 1.1% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2019 and in the Parent Company’s and the Operating Partnership’s combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in the national and local economic, business, real estate and other market conditions;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from the COVID-19 pandemic and other pandemics, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future indebtedness;

●	increases in interest rates and operating costs;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or a consequence of natural disasters or acts of violence, pandemics, active shooters, terrorism, or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	governmental, administrative and executive orders, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2020	2019
	(unaudited)

ASSETS
Storage properties	$4,814,261	$4,699,844
Less: Accumulated depreciation	(980,312)	(925,359)
Storage properties, net (including VIE assets of $86,409 and $92,612, respectively)	3,833,949	3,774,485
Cash and cash equivalents	3,903	54,857
Restricted cash	2,815	3,584
Loan procurement costs, net of amortization	3,382	4,059
Investment in real estate ventures, at equity	92,249	91,117
Other assets, net	92,272	101,443
Total assets	$4,028,570	$4,029,545

LIABILITIES AND EQUITY
Unsecured senior notes, net	$1,837,219	$1,835,725
Revolving credit facility	37,300	—
Mortgage loans and notes payable, net	93,707	96,040
Accounts payable, accrued expenses and other liabilities	153,568	137,880
Distributions payable	64,711	64,688
Deferred revenue	27,595	25,313
Security deposits	491	475
Total liabilities	2,214,591	2,160,121

Noncontrolling interests in the Operating Partnership	69,573	62,088

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 193,748,023 and 193,557,024 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,937	1,936
Additional paid-in capital	2,682,671	2,674,745
Accumulated other comprehensive loss	(669)	(729)
Accumulated deficit	(947,477)	(876,606)
Total CubeSmart shareholders’ equity	1,736,462	1,799,346
Noncontrolling interests in subsidiaries	7,944	7,990
Total equity	1,744,406	1,807,336
Total liabilities and equity	$4,028,570	$4,029,545

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES
Rental income	$146,507	$142,207	$427,976	$409,826
Other property related income	18,916	18,054	52,340	50,651
Property management fee income	7,088	6,286	20,074	17,932
Total revenues	172,511	166,547	500,390	478,409
OPERATING EXPENSES
Property operating expenses	57,101	53,465	168,186	155,010
Depreciation and amortization	38,084	43,379	118,815	122,484
General and administrative	10,193	10,011	30,101	28,958
Total operating expenses	105,378	106,855	317,102	306,452
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,984)	(18,207)	(56,367)	(53,858)
Loan procurement amortization expense	(753)	(687)	(2,260)	(2,082)
Equity in (losses) earnings of real estate ventures	(37)	152	(216)	10,940
Other	45	1,647	208	1,304
Total other expense	(19,729)	(17,095)	(58,635)	(43,696)
NET INCOME	47,404	42,597	124,653	128,261
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(474)	(426)	(1,246)	(1,283)
Noncontrolling interest in subsidiaries	(39)	(17)	(115)	94
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$46,891	$42,154	$123,292	$127,072

Basic earnings per share attributable to common shareholders	$0.24	$0.22	$0.64	$0.67
Diluted earnings per share attributable to common shareholders	$0.24	$0.22	$0.63	$0.67

Weighted average basic shares outstanding	193,745	192,927	193,652	189,970
Weighted average diluted shares outstanding	194,539	193,817	194,386	190,774

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

NET INCOME	$47,404	$42,597	$124,653	$128,261
Other comprehensive income:
Unrealized gains on interest rate swaps	—	—	—	232
Reclassification of realized losses on interest rate swaps	20	20	60	50
OTHER COMPREHENSIVE INCOME	20	20	60	282
COMPREHENSIVE INCOME	47,424	42,617	124,713	128,543
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(474)	(426)	(1,246)	(1,285)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(39)	(17)	(115)	94
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$46,911	$42,174	$123,352	$127,352

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions paid to noncontrolling interests in subsidiaries							(59)	(59)
Issuance of common shares, net			(118)			(118)		(118)
Issuance of restricted shares	30
Amortization of restricted shares			710			710		710
Share compensation expense			530			530		530
Adjustment for noncontrolling interests in the Operating Partnership					7,976	7,976		7,976	(7,976)
Net income					37,896	37,896	38	37,934	383
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,039)	(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,936	$2,675,867	$(709)	$(894,773)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions paid to noncontrolling interests in subsidiaries							(42)	(42)
Issuance of common shares, net			(70)			(70)		(70)
Issuance of restricted shares	28
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	14		135			135		135
Amortization of restricted shares			1,249			1,249		1,249
Share compensation expense			464			464		464
Adjustment for noncontrolling interests in the Operating Partnership					(615)	(615)		(615)	615
Net income					38,505	38,505	38	38,543	389
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,081)	(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,937	$2,680,468	$(689)	$(920,964)	$1,760,752	$7,965	$1,768,717	$51,407
Distributions paid to noncontrolling interests in subsidiaries							(60)	(60)
Issuance of common shares, net			(44)			(44)		(44)
Issuance of restricted shares	1
Issuance of OP units									9,000
Exercise of stock options	18		491			491		491
Amortization of restricted shares			1,277			1,277		1,277
Share compensation expense			479			479		479
Adjustment for noncontrolling interests in the Operating Partnership					(9,312)	(9,312)		(9,312)	9,312
Net income					46,891	46,891	39	46,930	474
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,092)	(64,092)		(64,092)	(620)
Balance at September 30, 2020	193,748	$1,937	$2,682,671	$(669)	$(947,477)	$1,736,462	$7,944	$1,744,406	$69,573

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries							4,828	4,828
Distributions paid to noncontrolling interests in subsidiaries							(66)	(66)
Acquisition of noncontrolling interest in subsidiary			(9,728)			(9,728)	(272)	(10,000)
Issuance of common shares, net	773	8	24,572			24,580		24,580
Issuance of restricted shares	19
Conversion from units to shares	60	1	1,841			1,842		1,842	(1,842)
Exercise of stock options	140	1	1,048			1,049		1,049
Amortization of restricted shares			798			798		798
Share compensation expense			468			468		468
Adjustment for noncontrolling interest in the Operating Partnership					(6,681)	(6,681)		(6,681)	6,681
Net income (loss)					35,498	35,498	(70)	35,428	358
Other comprehensive income, net				240		240		240	2
Common share distributions ($0.32 per share)					(60,375)	(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,881	$2,519,750	$(789)	$(823,473)	$1,697,369	$11,191	$1,708,560	$60,414
Distributions paid to noncontrolling interests in subsidiaries							(8)	(8)
Acquisition of noncontrolling interest in subsidiary			(22,573)			(22,573)	(5,045)	(27,618)
Issuance of common shares, net	3,353	34	110,487			110,521		110,521
Issuance of restricted shares	31
Conversion from units to shares	20		644			644		644	(644)
Exercise of stock options	85	1	961			962		962
Amortization of restricted shares			1,231			1,231		1,231
Share compensation expense			439			439		439
Adjustment for noncontrolling interest in the Operating Partnership					(2,713)	(2,713)		(2,713)	2,713
Net income (loss)					49,420	49,420	(41)	49,379	499
Other comprehensive income, net				20		20		20
Common share distributions ($0.32 per share)					(61,431)	(61,431)		(61,431)	(597)
Balance at June 30, 2019	191,626	$1,916	$2,610,939	$(769)	$(838,197)	$1,773,889	$6,097	$1,779,986	$62,385
Contributions from noncontrolling interests in subsidiaries							2,548	2,548
Distributions paid to noncontrolling interests in subsidiaries							(68)	(68)
Acquisition of noncontrolling interest in subsidiary			(2,020)			(2,020)	(598)	(2,618)
Issuance of common shares, net	1,773	18	61,214			61,232		61,232
Issuance of restricted shares	1
Exercise of stock options	154	2	1,653			1,655		1,655
Amortization of restricted shares			1,214			1,214		1,214
Share compensation expense			440			440		440
Adjustment for noncontrolling interest in the Operating Partnership					(2,894)	(2,894)		(2,894)	2,894
Net income					42,154	42,154	17	42,171	426
Other comprehensive income, net				20		20		20
Common share distributions ($0.32 per share)					(62,048)	(62,048)		(62,048)	(597)
Balance at September 30, 2019	193,554	$1,936	$2,673,440	$(749)	$(860,985)	$1,813,642	$7,996	$1,821,638	$65,108

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$124,653	$128,261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	121,075	124,566
Equity in losses (earnings) of real estate ventures	216	(10,940)
Equity compensation expense	5,374	4,990
Accretion of fair market value adjustment of debt	(530)	(541)
Changes in other operating accounts:
Other assets	(6,964)	(8,094)
Accounts payable and accrued expenses	21,854	19,336
Other liabilities	2,153	2,274
Net cash provided by operating activities	$267,831	$259,852
Investing Activities
Acquisitions of storage properties	(82,968)	(63,499)
Additions and improvements to storage properties	(41,968)	(28,520)
Development costs	(34,163)	(94,251)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	(117,959)
Investment in real estate ventures	(5,914)	(6,558)
Cash distributed from real estate ventures	4,566	5,513
Net cash used in investing activities	$(160,447)	$(305,274)
Financing Activities
Proceeds from:
Unsecured senior notes	—	347,746
Revolving credit facility	273,774	856,011
Principal payments on:
Revolving credit facility	(236,474)	(917,494)
Unsecured term loans	—	(200,000)
Mortgage loans and notes payable	(1,898)	(11,027)
Loan procurement costs	—	(3,104)
Settlement of hedge transactions	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	—	(35,408)
Proceeds from issuance of common shares, net	(232)	196,333
Cash paid upon vesting of restricted shares	(665)	(400)
Exercise of stock options	626	3,666
Contributions from noncontrolling interests in subsidiaries	—	48
Distributions paid to noncontrolling interests in subsidiaries	(161)	(142)
Distributions paid to common shareholders	(192,160)	(181,811)
Distributions paid to noncontrolling interests in Operating Partnership	(1,917)	(1,823)
Net cash (used in) provided by financing activities	$(159,107)	$51,788
Change in cash, cash equivalents and restricted cash	(51,723)	6,366
Cash, cash equivalents and restricted cash at beginning of period	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$6,718	$12,848
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$62,937	$53,176
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(2,623)	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$8,288
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$(8,288)
Discount on issuance of unsecured senior notes	$—	$2,254
Noncash drawdown on revolving credit facility	$—	$103,938
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$(100,000)
Accretion of put liability	$4,716	$4,671
Derivative valuation adjustment	$60	$282
Loan procurement costs	$—	$(3,770)
Issuance of OP units (see note 4)	$9,000	$—
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$—	$7,328

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2020	2019
	(unaudited)

ASSETS
Storage properties	$4,814,261	$4,699,844
Less: Accumulated depreciation	(980,312)	(925,359)
Storage properties, net (including VIE assets of $86,409 and $92,612, respectively)	3,833,949	3,774,485
Cash and cash equivalents	3,903	54,857
Restricted cash	2,815	3,584
Loan procurement costs, net of amortization	3,382	4,059
Investment in real estate ventures, at equity	92,249	91,117
Other assets, net	92,272	101,443
Total assets	$4,028,570	$4,029,545

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$1,837,219	$1,835,725
Revolving credit facility	37,300	—
Mortgage loans and notes payable, net	93,707	96,040
Accounts payable, accrued expenses and other liabilities	153,568	137,880
Distributions payable	64,711	64,688
Deferred revenue	27,595	25,313
Security deposits	491	475
Total liabilities	2,214,591	2,160,121

Limited Partnership interests of third parties	69,573	62,088

Commitments and contingencies

Capital
Operating Partner	1,737,131	1,800,075
Accumulated other comprehensive loss	(669)	(729)
Total CubeSmart, L.P. capital	1,736,462	1,799,346
Noncontrolling interests in subsidiaries	7,944	7,990
Total capital	1,744,406	1,807,336
Total liabilities and capital	$4,028,570	$4,029,545

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

REVENUES
Rental income	$146,507	$142,207	$427,976	$409,826
Other property related income	18,916	18,054	52,340	50,651
Property management fee income	7,088	6,286	20,074	17,932
Total revenues	172,511	166,547	500,390	478,409
OPERATING EXPENSES
Property operating expenses	57,101	53,465	168,186	155,010
Depreciation and amortization	38,084	43,379	118,815	122,484
General and administrative	10,193	10,011	30,101	28,958
Total operating expenses	105,378	106,855	317,102	306,452
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(18,984)	(18,207)	(56,367)	(53,858)
Loan procurement amortization expense	(753)	(687)	(2,260)	(2,082)
Equity in (losses) earnings of real estate ventures	(37)	152	(216)	10,940
Other	45	1,647	208	1,304
Total other expense	(19,729)	(17,095)	(58,635)	(43,696)
NET INCOME	47,404	42,597	124,653	128,261
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(39)	(17)	(115)	94
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	47,365	42,580	124,538	128,355
Operating Partnership interests of third parties	(474)	(426)	(1,246)	(1,283)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$46,891	$42,154	$123,292	$127,072

Basic earnings per unit attributable to common unitholders	$0.24	$0.22	$0.64	$0.67
Diluted earnings per unit attributable to common unitholders	$0.24	$0.22	$0.63	$0.67

Weighted average basic units outstanding	193,745	192,927	193,652	189,970
Weighted average diluted units outstanding	194,539	193,817	194,386	190,774

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

NET INCOME	$47,404	$42,597	$124,653	$128,261
Other comprehensive income:
Unrealized gains on interest rate swaps	—	—	—	232
Reclassification of realized losses on interest rate swaps	20	20	60	50
OTHER COMPREHENSIVE INCOME	20	20	60	282
COMPREHENSIVE INCOME	47,424	42,617	124,713	128,543
Comprehensive income attributable to Operating Partnership interests of third parties	(474)	(426)	(1,246)	(1,285)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(39)	(17)	(115)	94
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$46,911	$42,174	$123,352	$127,352

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions to noncontrolling interests in subsidiaries					(59)	(59)
Issuance of common OP units, net		(118)		(118)		(118)
Issuance of restricted OP units	30
Amortization of restricted OP units		710		710		710
OP unit compensation expense		530		530		530
Adjustment for Limited Partnership interests of third parties		7,976		7,976		7,976	(7,976)
Net income		37,896		37,896	38	37,934	383
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,039)		(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,783,030	$(709)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions to noncontrolling interests in subsidiaries					(42)	(42)
Issuance of common OP units, net		(70)		(70)		(70)
Issuance of restricted OP units	28
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	14	135		135		135
Amortization of restricted OP units		1,249		1,249		1,249
OP unit compensation expense		464		464		464
Adjustment for Limited Partnership interests of third parties		(615)		(615)		(615)	615
Net income		38,505		38,505	38	38,543	389
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,081)		(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,761,441	$(689)	$1,760,752	$7,965	$1,768,717	$51,407
Distributions to noncontrolling interests in subsidiaries					(60)	(60)
Issuance of common OP units, net		(44)		(44)		(44)
Issuance of restricted OP units	1
Issuance of OP units							9,000
Exercise of OP unit options	18	491		491		491
Amortization of restricted OP units		1,277		1,277		1,277
OP unit compensation expense		479		479		479
Adjustment for Limited Partnership interests of third parties		(9,312)		(9,312)		(9,312)	9,312
Net income		46,891		46,891	39	46,930	474
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,092)		(64,092)		(64,092)	(620)
Balance at September 30, 2020	193,748	$1,737,131	$(669)	$1,736,462	$7,944	$1,744,406	$69,573

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interests in subsidiaries					4,828	4,828
Distributions to noncontrolling interests in subsidiaries					(66)	(66)
Acquisition of noncontrolling interest in subsidiary		(9,728)		(9,728)	(272)	(10,000)
Issuance of common OP units, net	773	24,580		24,580		24,580
Issuance of restricted OP units	19
Conversion from OP units to shares	60	1,842		1,842		1,842	(1,842)
Exercise of OP unit options	140	1,049		1,049		1,049
Amortization of restricted OP units		798		798		798
OP unit compensation expense		468		468		468
Adjustment for Limited Partnership interests of third parties		(6,681)		(6,681)		(6,681)	6,681
Net income (loss)		35,498		35,498	(70)	35,428	358
Other comprehensive income, net			240	240		240	2
Common OP unit distributions ($0.32 per unit)		(60,375)		(60,375)		(60,375)	(604)
Balance at March 31, 2019	188,137	$1,698,158	$(789)	$1,697,369	$11,191	$1,708,560	$60,414
Distributions to noncontrolling interests in subsidiaries					(8)	(8)
Acquisition of noncontrolling interest in subsidiary		(22,573)		(22,573)	(5,045)	(27,618)
Issuance of common OP units, net	3,353	110,521		110,521		110,521
Issuance of restricted OP units	31
Conversion from OP units to shares	20	644		644		644	(644)
Exercise of OP unit options	85	962		962		962
Amortization of restricted OP units		1,231		1,231		1,231
OP unit compensation expense		439		439		439
Adjustment for Limited Partnership interests of third parties		(2,713)		(2,713)		(2,713)	2,713
Net income (loss)		49,420		49,420	(41)	49,379	499
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.32 per unit)		(61,431)		(61,431)		(61,431)	(597)
Balance at June 30, 2019	191,626	$1,774,658	$(769)	$1,773,889	$6,097	$1,779,986	$62,385
Contributions from noncontrolling interests in subsidiaries					2,548	2,548
Distributions to noncontrolling interests in subsidiaries					(68)	(68)
Acquisition of noncontrolling interest in subsidiary		(2,020)		(2,020)	(598)	(2,618)
Issuance of common OP units, net	1,773	61,232		61,232		61,232
Issuance of restricted OP units	1
Exercise of OP unit options	154	1,655		1,655		1,655
Amortization of restricted OP units		1,214		1,214		1,214
OP unit compensation expense		440		440		440
Adjustment for Operating Partnership interests of third parties		(2,894)		(2,894)		(2,894)	2,894
Net income		42,154		42,154	17	42,171	426
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.32 per unit)		(62,048)		(62,048)		(62,048)	(597)
Balance at September 30, 2019	193,554	$1,814,391	$(749)	$1,813,642	$7,996	$1,821,638	$65,108

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income	$124,653	$128,261
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	121,075	124,566
Equity in losses (earnings) of real estate ventures	216	(10,940)
Equity compensation expense	5,374	4,990
Accretion of fair market value adjustment of debt	(530)	(541)
Changes in other operating accounts:
Other assets	(6,964)	(8,094)
Accounts payable and accrued expenses	21,854	19,336
Other liabilities	2,153	2,274
Net cash provided by operating activities	$267,831	$259,852
Investing Activities
Acquisitions of storage properties	(82,968)	(63,499)
Additions and improvements to storage properties	(41,968)	(28,520)
Development costs	(34,163)	(94,251)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	(117,959)
Investment in real estate ventures	(5,914)	(6,558)
Cash distributed from real estate ventures	4,566	5,513
Net cash used in investing activities	$(160,447)	$(305,274)
Financing Activities
Proceeds from:
Unsecured senior notes	—	347,746
Revolving credit facility	273,774	856,011
Principal payments on:
Revolving credit facility	(236,474)	(917,494)
Unsecured term loans	—	(200,000)
Mortgage loans and notes payable	(1,898)	(11,027)
Loan procurement costs	—	(3,104)
Settlement of hedge transactions	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	—	(35,408)
Proceeds from issuance of common OP units	(232)	196,333
Cash paid upon vesting of restricted OP units	(665)	(400)
Exercise of OP unit options	626	3,666
Contributions from noncontrolling interests in subsidiaries	—	48
Distributions paid to noncontrolling interests in subsidiaries	(161)	(142)
Distributions paid to common OP unitholders	(194,077)	(183,634)
Net cash (used in) provided by financing activities	$(159,107)	$51,788
Change in cash, cash equivalents and restricted cash	(51,723)	6,366
Cash, cash equivalents and restricted cash at beginning of period	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$6,718	$12,848
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$62,937	$53,176
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(2,623)	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$8,288
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$(8,288)
Discount on issuance of unsecured senior notes	$—	$2,254
Noncash drawdown on revolving credit facility	$—	$103,938
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$(100,000)
Accretion of put liability	$4,716	$4,671
Derivative valuation adjustment	$60	$282
Loan procurement costs	$—	$(3,770)
Issuance of OP units (see note 4)	$9,000	$—
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$—	$7,328

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2020, the Company owned self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2020, the Parent Company owned approximately 98.9% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

Impact of COVID-19 on the Consolidated Financial Statements and Business Operations

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus and the disease that it causes known as COVID-19, which has limited the Company’s ability to operate its business using traditional means. Since mid-March, federal, state and local government agencies in the markets within which the Company operates have issued public health responses aimed at reducing the spread of COVID-19, which include quarantines, stay-at-home orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result, the United States has experienced, among other things, an unprecedented increase in unemployment, significant volatility within its debt and equity capital markets and extreme economic contraction.

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

In late March, in response to the pandemic and certain state and local government orders, the Company paused all rate increases to existing customers and suspended its normal delinquency processes temporarily, which have impacted revenue growth. In May, as permitted by governmental mandates, the Company began resuming its delinquency and rental rate increase processes on a jurisdiction by jurisdiction basis. To date, the Company has not experienced any material degradation in rent collections or occupancy, however future customer behavior and their ability to pay rent will be determined by the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic, and; the continued impact on economic activity from the pandemic and actions taken in response thereto.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2019, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of certain settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The standard is effective on January 1, 2022, with early adoption permitted, but only as of the beginning of an entity’s annual fiscal year. The Company is currently assessing the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

In May 2020, the SEC adopted amendments to requirements for companies relating to significant acquisitions and dispositions of businesses as well as amendments to the significance tests in the ‘significant subsidiary’ definition. The amendments are effective on January 1, 2021, with early adoption permitted. The Company has elected to early adopt the amendments.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Land	$908,051	$858,541
Buildings and improvements	3,692,519	3,619,594
Equipment	125,204	128,111
Construction in progress	88,487	93,598
Storage properties	4,814,261	4,699,844
Less: Accumulated depreciation	(980,312)	(925,359)
Storage properties, net	$3,833,949	$3,774,485

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2019 through September 30, 2020.

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

4. INVESTMENT ACTIVITY

2020 Acquisitions

During the nine months ended September 30, 2020, the Company acquired three stores located in Maryland (1), New Jersey (1) and Texas (1) for an aggregate purchase price of approximately $74.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $2.5 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2020 was approximately $0.6 million and $1.1 million, respectively.

Additionally, on July 20, 2020, the Company acquired land underlying a wholly-owned store located in Bronx, New York for $9.5 million. The land was previously subject to a ground lease in which the Company served as lessee. As a result of the transaction, which was accounted for as an asset acquisition, the Company was released from its obligations under the ground lease, and the right-of-use asset and lease liability totaling $5.1 million and $5.0 million, respectively, were removed from the Company’s consolidated balance sheets.

As of September 30, 2020, the Company had made aggregate deposits of $0.3 million associated with two stores that were under contract to be acquired for an aggregate acquisition price of $14.7 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2019 Acquisitions

During the year ended December 31, 2019, the Company acquired 11 stores located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1) for an aggregate purchase price of approximately $118.3 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.2 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2020 was approximately $1.0 million and $3.7 million, respectively. The amortization expense that was recognized during the three and nine months ended September 30, 2019 was approximately $0.5 million and $1.0 million, respectively. In connection with one of the acquisitions, the Company paid $14.9 million of cash and issued OP Units that were valued at approximately $3.6 million as consideration for the purchase price (see note 12).

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the nine months ended September 30, 2020 was approximately $6.0 million. The amortization expense that was recognized during the three and nine months ended September 30, 2019 was approximately $3.6 million and $4.8 million, respectively.

2019 Disposition

On October 7, 2019, the Company sold a self-storage property located in Texas for a sales price of $4.1 million. The Company recorded a $1.5 million gain in connection with the sale.

Development Activity

As of September 30, 2020, the Company had invested in joint ventures to develop five self-storage properties located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (1). Construction for all projects is expected to be completed by the first quarter of 2022 (see note 12). As of September 30, 2020, development costs incurred to date for these projects totaled $71.8 million. Total construction costs for these projects are expected to be $132.4 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2019 through September 30, 2020. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Brooklyn, NY (1)	1	Q2 2020	100%	$45,900
Waltham, MA (2)	1	Q3 2019	100%	18,000
Queens, NY (1)	1	Q2 2019	100%	47,500
Bayonne, NJ (1) (3)	1	Q2 2019	100%	25,100
	4			$136,500

(1)	These stores were previously owned by three separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. On September 29, 2020, the noncontrolling member in the venture that owned the Brooklyn, NY store put its 49% interest in the venture to the Company for $10.0 million, of which $1.0 was paid in cash. The Company issued 276,497 OP Units that were valued at approximately $9.0 million as consideration for the remainder of the purchase price (see note 12). The cash payments related to these transactions are included in Development costs in the consolidated statements of cash flows.

(2)	On August 8, 2019, the Company, through a joint venture in which the Company owned a 90% interest and that it previously consolidated, completed the construction and opened for operation a store located in Waltham, MA. On September 6, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture for $2.6 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $2.0 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest, the $10.5 million related party loan extended by the Company to the venture during the construction period was repaid in full.

(3)	This property is subject to a ground lease.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures, in which it holds common ownership interests, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of:		Carrying Value of Investment as of:
	Ownership	September 30,	December 31,	September 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2020	2019	2020	2019
191 IV CUBE Southeast LLC ("HVPSE") (1)	10%	14	—	$5,171	$—
191 IV CUBE LLC ("HVP IV") (2)	20%	21	21	22,012	23,112
CUBE HHF Northeast Venture LLC ("HHFNE") (3)	10%	13	13	1,739	1,998
CUBE HHF Limited Partnership ("HHF") (4)	50%	35	35	63,327	66,007
		83	69	$92,249	$91,117

(1)	On March 19, 2020, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 14 self-storage properties located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(2)	The stores owned by HVP IV are located in Arizona (2), Connecticut (2), Florida (4), Georgia (2), Maryland (1), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $26.3 million. As of September 30, 2020, HVP IV had $82.2 million outstanding on its $107.0 million secured loan facility, which bears interest at LIBOR plus 1.70% per annum, and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of September 30, 2020, HVP IV also had $55.5 million outstanding under a separate secured loan that bears interest at LIBOR plus 2.75% per annum, and matures on June 9, 2022 with options to extend the maturity date through June 9, 2024, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of September 30, 2020, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(4)	The stores owned by HHF are located in North Carolina (1) and Texas (34). As of September 30, 2020, HHF had an outstanding $100.0 million secured loan, which bears interest at 3.59% per annum and matures on April 30, 2021.

On June 5, 2019, HVP III sold 50 stores located in Florida (3), Georgia (4), Michigan (17), North Carolina (3), South Carolina (15) and Tennessee (8), to an unaffiliated third-party buyer for an aggregate sales price of $293.5 million. As of the transaction date, HVP III had five mortgage loans with an aggregate outstanding balance of $22.9 million, as well as $179.5 million outstanding on its $185.5 million loan facility, all of which were defeased or repaid in full at the time of the sale. Net proceeds to the venture from the transaction totaled $82.9 million. The venture recorded gains which aggregated to approximately $106.7 million in connection with the sale. Subsequent to the sale, the Company acquired its partner’s 90% ownership interest in HVP III, which at the time of the acquisition, owned the remaining 18 storage properties (see note 4).

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

The amounts reflected in the following table are based on the historical financial information of the Ventures.

The following is a summary of the financial position of the Ventures as of September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019 (1)

Assets	(in thousands)
Storage properties, net	$668,474	$552,791
Other assets	22,605	11,997
Total assets	$691,079	$564,788

Liabilities and equity
Other liabilities	$16,779	$10,064
Debt	361,690	280,392
Equity
CubeSmart	92,249	91,117
Joint venture partners	220,361	183,215
Total liabilities and equity	$691,079	$564,788

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020.

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019 (1)	2020	2019 (1) (2)

	(in thousands)
Total revenues	$17,622	$14,027	$49,024	$58,305
Operating expenses	(8,424)	(6,518)	(23,344)	(25,762)
Other expenses	(100)	(34)	(334)	(3,113)
Interest expense, net	(2,934)	(2,606)	(8,638)	(11,911)
Depreciation and amortization	(8,823)	(5,908)	(24,346)	(23,829)
Gains from sale of real estate, net	—	—	—	106,667
Net (loss) income	$(2,659)	$(1,039)	$(7,638)	$100,357
Company’s share of net (loss) income	$(37)	$152	$(216)	$10,940

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020.

(2)	Includes HVP III’s results of operations through June 6, 2019 (date of consolidation).

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

6. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date

	(in thousands)
$250M 4.800% Guaranteed Notes due 2022 (1)	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (2)	300,000	300,000	4.33%	Various (2)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (3)	300,000	300,000	3.99%	Various (3)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(3,558)	(3,860)
Less: Loan procurement costs, net	(9,223)	(10,415)
Total unsecured senior notes, net	$1,837,219	$1,835,725

(1)	On October 30, 2020, the Operating Partnership redeemed, in full, its $250.0 million of outstanding 4.800% senior notes due 2022 with proceeds from its $450.0 million of 2.000% senior notes due 2031 issued on October 6, 2020 (see note 16).

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

(3)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2020, borrowings under the Revolver had an effective weighted average interest rate of 1.25%. Additionally, as of September 30, 2020, $712.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2020, the Company was in compliance with all of its financial covenants.

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

8. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of:
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2020	2019	Interest Rate	Date

	(in thousands)
YSI 26 (1)	$7,635	$7,805	4.56%	Nov-20
YSI 57 (1)	2,680	2,740	4.61%	Nov-20
YSI 55	21,163	21,547	4.85%	Jun-21
YSI 24	23,378	24,042	4.64%	Jun-21
YSI 65	2,275	2,313	3.85%	Jun-23
YSI 66	30,137	30,588	3.51%	Jun-23
YSI 68	5,328	5,459	3.78%	May-24
Principal balance outstanding	92,596	94,494
Plus: Unamortized fair value adjustment	1,303	1,833
Less: Loan procurement costs, net	(192)	(287)
Total mortgage loans and notes payable, net	$93,707	$96,040

(1)	These mortgage loans were repaid in full on November 2, 2020.

As of September 30, 2020 and December 31, 2019, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $202.3 million and $206.3 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2020 (in thousands):

2020	$10,893
2021	45,057
2022	923
2023	31,019
2024	4,704
2025 and thereafter	—
Total mortgage payments	92,596
Plus: Unamortized fair value adjustment	1,303
Less: Loan procurement costs, net	(192)
Total mortgage loans and notes payable, net	$93,707

9. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2020 (in thousands):

	Unrealized Gains (Losses)
	on Interest Rate Swaps
	(in thousands)
Balance at December 31, 2019	$(729)
Amounts reclassified from accumulated other comprehensive loss	60	(1)
Balance at September 30, 2020	$(669)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of September 30, 2020 and December 31, 2019, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and sixty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and nine months ended September 30, 2020, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of September 30, 2020 or December 31, 2019.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2020 and December 31, 2019. The aggregate carrying value of the Company’s debt was $1,968.2 million and $1,931.8 million at September 30, 2020 and December 31, 2019, respectively. The estimated fair value of the Company’s debt was $2,174.2 million and $2,037.6 million at September 30, 2020 and December 31, 2019, respectively. The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2020 and December 31, 2019. The Company estimates the fair value of its fixed rate debt and the credit spreads over variable market rates on its variable rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	September 30, 2020
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

					(in thousands)
CS 750 W Merrick Rd, LLC ("Merrick") (1)	1	Valley Stream, NY	Q1 2022 (est.)	51%	$9,228	$2,501
CS Valley Forge Village Storage, LLC ("VFV") (2)	1	King of Prussia, PA	Q2 2021 (est.)	70%	13,479	5,155
Shirlington Rd II, LLC ("SH2") (3)	1	Arlington, VA	Q1 2021 (est.)	90%	16,167	1,533
CS 2087 Hempstead Tpk, LLC ("Hempstead") (1)	1	East Meadow, NY	Q1 2021 (est.)	51%	17,508	6,745
CS SDP Newtonville, LLC ("Newton") (2)	1	Newton, MA	Q4 2020 (est.)	90%	15,820	9,300
Shirlington Rd, LLC ("SH1") (3)	1	Arlington, VA	Q2 2015	90%	14,411	166
	6				$86,613	$25,400

(1)	The noncontrolling members of Merrick and Hempstead have the option to put their ownership interest in the ventures to the Company for $17.1 million and $6.6 million (the “Put Option”), respectively, within the two-year period after construction of each store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling members of Merrick and Hempstead for $17.1 million and $6.6 million, respectively, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units, in exchange for the noncontrolling member’s interest in Merrick and Hempstead. The Company is accreting the respective liabilities during the development periods and, as of September 30, 2020, has accrued $2.4 million and $5.1 million, related to Merrick and Hempstead, respectively, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(2)	The Company has related party loan commitments to VFV and Newton to fund a portion of the construction costs. As of September 30, 2020, the Company has funded $1.8 million of the total $12.4 million loan commitment to VFV and $7.5 million of the total $12.1 million loan commitment to Newton, which are included in the total liability amounts within the table above. These loans and the related interest were eliminated for consolidation purposes.

(3)	On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase, and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

On May 30, 2019, the Company sold its 90% ownership interest in CS SJM E 92nd Street, LLC, a previously consolidated development joint venture, for $3.7 million. In conjunction with the sale, $0.7 million of the $1.7 million related party loan extended by the Company to the venture was repaid. The remaining $1.0 million was recorded as a note receivable and was repaid during the third quarter of 2019. Additionally, as a result of the transaction, the Company was released from its obligations under the venture’s ground lease, and the right-of-use asset and lease liability totaling $13.4 million and $14.6 million, respectively, were removed from the Company’s consolidated balance sheets.

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

Approximately 1.1% and 1.0% of the outstanding OP Units, as of September 30, 2020 and December 31, 2019, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

On September 29, 2020, the Company acquired the noncontrolling interest in a previously consolidated joint venture that owned a store in New York for $10.0 million. In conjunction with the closing, the Company paid $1.0 million in cash and issued 276,497 OP Units, valued at approximately $9.0 million, to pay the remaining consideration.

On December 16, 2019, the Company acquired a store in California for $18.5 million. In conjunction with the closing, the Company paid $14.9 million and issued 106,738 OP Units, valued at approximately $3.6 million, to pay the remaining consideration.

As of September 30, 2020 and December 31, 2019, 2,148,805 and 1,972,308 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at September 30, 2020 and December 31, 2019. As of September 30, 2020 and December 31, 2019, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $2.0 million and $5.9 million, respectively.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the three and nine months ended September 30, 2020, administrative and late fees totaled $5.1 million and $15.0 million, respectively. For the three and nine months ended September 30, 2019, administrative and late fees totaled $5.9 million and $17.0 million, respectively. Administrative and late fees are included in Other property related income within the Company’s consolidated statements of operations.

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

The Company’s right-of-use assets, lease liabilities and other supplemental balance sheet information associated with its operating leases as of September 30, 2020 and December 31, 2019 are summarized in the table below.

	September 30,		December 31,
	2020		2019

	(dollars in thousands)
Right-of-use assets (1)	$36,034		$41,698
Lease liabilities (1)	$41,410		$46,391

Weighted average lease term	35.4	years	35.9	years
Weighted average discount rate	4.74%		4.74%

(1)	Right-of-use assets and lease liabilities are included in Other assets, net and Accounts payable, accrued expenses and other liabilities, respectively, on the Company’s consolidated balance sheets.

For the three and nine months ended September 30, 2020 and 2019, the Company’s lease cost consists of the following components, each of which is included in Property operating expenses within the Company’s consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)
Operating lease cost	$674	$749	$2,167	$2,558
Short-term lease cost (1)	298	294	881	907
Total lease cost	$972	$1,043	$3,048	$3,465

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents the future operating lease liability maturities as of September 30, 2020 (in thousands):

2020	$508
2021	2,024
2022	2,144
2023	2,195
2024	2,045
2025 and thereafter	83,230
Total operating lease payments	92,146
Less: Imputed interest	(50,736)
Present value of operating lease liabilities	$41,410

During the three and nine months ended September 30, 2020, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.5 million and $1.7 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and nine months ended September 30, 2019, the cash paid for amounts included in the measurement of lease liabilities related to the Company’s operating leases was approximately $0.6 million and $1.9 million, respectively, which is included as an operating cash outflow within the consolidated statements of cash flows. During the three and nine months ended September 30, 2020 and 2019, the Company did not enter into any lease agreements set to commence in the future.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2020 totaled $1.0 million and $2.8 million, respectively. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2019 totaled $0.7 million and $3.1 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $12.9 million and $10.5 million as of September 30, 2020 and December 31, 2019, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $9.3 million and $3.1 million as of September 30, 2020 and December 31, 2019, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVPSE, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the nine months ended September 30, 2020, the Company recognized $0.7 million in fees associated with property transactions. There were no property transaction fees recognized during the three months ended September 30, 2020. During the three and nine months ended September 30, 2019, the Company recognized $1.7 million and $1.9 million, respectively, in fees associated with property transactions (including fees associated with HVP III). Property transaction fees are included in Other income on the consolidated statements of operations.

16. SUBSEQUENT EVENTS

On October 6, 2020, the Operating Partnership issued $450.0 million in aggregate principal amount of unsecured senior notes due February 15, 2031, which bear interest at a rate of 2.000% per annum (the “2031 Notes”). The 2031 Notes were priced at 99.074% of the principal amount to yield 2.100% to maturity. Net proceeds from the offering, after deducting underwriting discounts and other transaction expenses, were $442.1 million.

On September 30, 2020, the Operating Partnership provided notice of redemption, in full, of its $250.0 million of outstanding 4.800% senior notes due 2022 (the “2022 Notes”). The Operating Partnership completed the redemption of the 2022 Notes on October 30, 2020, with proceeds from its issuance of the 2031 Notes, at a cash redemption price of $1,084.34 per $1,000 principal amount of the 2022 Notes (inclusive of the make-whole prepayment charge and accrued interest to the redemption date). The remaining net proceeds from the issuance of the 2031 Notes were used to repay all of the outstanding indebtedness under the Revolver and for working capital and other general corporate purposes.

On October 21, 2020, the Company entered into a purchase agreement to acquire a portfolio of eight open and operating self-storage properties for an aggregate purchase price of approximately $540.0 million. The properties are located in Brooklyn, NY, Long Island City, NY, Flushing (Queens), NY, College Point (Brooklyn), NY and Bronx, NY. Consideration for the properties will consist of approximately $201.7 million payable in cash, approximately $183.7 million payable in OP Units and the assumption of approximately $154.6 million of existing fixed-rate secured debt. The Company expects to consummate the acquisition in two tranches in December 2020.

Subsequent to September 30, 2020, the Company also entered into purchase agreements to acquire seven additional self-storage properties for an aggregate purchase price of $89.2 million, that are expected to close at various times during the fourth quarter of 2020.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2020 and December 31, 2019, we owned 527 self-storage properties totaling approximately 37.1 million rentable square feet and 523 self-storage properties totaling approximately 36.6 million rentable square feet, respectively. As of September 30, 2020, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of September 30, 2020, we managed 733 stores for third parties (including 105 stores containing an aggregate of approximately 7.5 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,260. As of September 30, 2020, we managed stores for third parties in the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 9% and 8%, respectively, of total revenues for the nine months ended September 30, 2020.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the nine months ended September 30, 2020 and 2019.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There were no stores classified as held for sale as of September 30, 2020.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the nine months ended September 30, 2020 and 2019.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of September 30, 2020, we owned 477 same-store properties and 50 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of September 30, 2020 and 2019, we owned 527 and 519 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2019 through September 30, 2020:

	2020	2019

Balance - January 1	523	493
Stores acquired	1	1
Balance - March 31	524	494
Stores acquired	2	21
Stores developed	1	2
Stores combined (1)	—	(1)
Balance - June 30	527	516
Stores acquired	—	2
Stores developed	—	1
Balance - September 30	527	519
Stores acquired		5
Stores sold		(1)
Balance - December 31		523

(1)	On May 24, 2019, the Company acquired a store located in Tempe, AZ for approximately $1.6 million, which is located adjacent to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

Factors that Have Impacted and May Continue to Impact Results of Operations

We are not aware of any material trends or uncertainties other than those risks identified in Part I. Item 1A. "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II. Item 1A. "Risk Factors," of our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, that may reasonably be expected to have a material impact, favorable or unfavorable, on our results of operations. However, due to the economic impact of the recent outbreak of a novel coronavirus in the United States, and the disease that it causes known as COVID-19, our ability to operate our business using traditional means has been impacted. Since mid-March, federal, state and local government agencies in the markets within which we operate have issued public health responses aimed at reducing the spread of COVID-19, which include quarantines, stay-at-home orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result, the United States has experienced, among other things, an unprecedented increase in unemployment, significant volatility within its debt and equity capital markets and extreme economic contraction.

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

In late March, in response to the pandemic and certain state and local government orders, we paused all rate increases to existing customers and suspended our normal delinquency processes temporarily, which have impacted our revenue growth. In May, as permitted by governmental mandates, we began resuming our delinquency and rental rate increase processes on a jurisdiction by jurisdiction basis. To date, we have not experienced any material degradation in rent collections or occupancy, however future customer behavior and their ability to pay rent will be determined by the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic, and; the continued impact on economic activity from the pandemic and actions taken in response thereto.

We anticipate that if the above-described impacts from the COVID-19 pandemic, and the volatile economic, business and financial market conditions resulting therefrom, continue for an extended period of time, we may see a reduction in customer activity, net effective rental rates and our customers’ ability to make rental payments, all of which would adversely impact our cash flow from operations.

Comparison of the three months ended September 30, 2020 to the three months ended September 30, 2019 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2020	2019	(Decrease)	Change	2020	2019	2020	2019	2020	2019	(Decrease)	Change
REVENUES:
Rental income	$133,700	$133,277	$423	0.3%	$12,807	$8,930	$—	$—	$146,507	$142,207	$4,300	3.0%
Other property related income	13,938	14,226	(288)	(2.0)%	1,678	1,199	3,300	2,629	18,916	18,054	862	4.8%
Property management fee income	—	—	—	0.0%	—	—	7,088	6,286	7,088	6,286	802	12.8%
Total revenues	147,638	147,503	135	0.1%	14,485	10,129	10,388	8,915	172,511	166,547	5,964	3.6%

OPERATING EXPENSES:
Property operating expenses	44,543	42,741	1,802	4.2%	5,143	3,979	7,415	6,745	57,101	53,465	3,636	6.8%
NET OPERATING INCOME:	103,095	104,762	(1,667)	(1.6)%	9,342	6,150	2,973	2,170	115,410	113,082	2,328	2.1%

Store count	477	477			50	42			527	519
Total square footage	33,281	33,281			3,808	3,010			37,089	36,291
Period end occupancy (1)	94.3%	92.5%			83.4%	70.4%			93.2%	90.6%
Period average occupancy (2)	94.4%	93.0%
Realized annual rent per occupied sq. ft. (3)	$17.03	$17.27

Depreciation and amortization									38,084	43,379	(5,295)	(12.2)%
General and administrative									10,193	10,011	182	1.8%
Subtotal									48,277	53,390	(5,113)	(9.6)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(18,984)	(18,207)	(777)	(4.3)%
Loan procurement amortization expense									(753)	(687)	(66)	(9.6)%
Equity in (losses) earnings of real estate ventures									(37)	152	(189)	(124.3)%
Other									45	1,647	(1,602)	(97.3)%
Total other expense									(19,729)	(17,095)	(2,634)	(15.4)%
NET INCOME									47,404	42,597	4,807	11.3%
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(474)	(426)	(48)	(11.3)%
Noncontrolling interests in subsidiaries									(39)	(17)	(22)	(129.4)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$46,891	$42,154	$4,737	11.2%
(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $142.2 million during the three months ended September 30, 2019 to $146.5 million during the three months ended September 30, 2020, an increase of $4.3 million, or 3.0%. The $0.4 million increase in same-store rental income was primarily due to a 1.5% increase in average occupancy for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The remaining increase is primarily attributable to $3.9 million of additional rental income from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio.

Other property related income increased from $18.1 million during the three months ended September 30, 2019 to $18.9 million during the three months ended September 30, 2020, an increase of $0.9 million, or 4.8%. The $0.3 million decrease in same-store other property related income is mainly attributable to a decrease in fee revenue due to the impact of COVID-19. This decrease is offset by a $0.5 million increase in other property related income derived from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio as well as a $0.7 million increase resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $6.3 million during the three months ended September 30, 2019 to $7.1 million during the three months ended September 30, 2020, an increase of $0.8 million, or 12.8%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (733 stores as of September 30, 2020 compared to 652 stores as of September 30, 2019).

Operating Expenses

Property operating expenses increased from $53.5 million during the three months ended September 30, 2019 to $57.1 million during the three months ended September 30, 2020, an increase of $3.6 million, or 6.8%. The $1.8 million increase in property operating expenses on the same-store portfolio was primarily due to increases in property taxes and advertising costs of $0.5 million and $1.5 million, respectively. The remainder of the increase is attributable to $1.2 million of increased expenses associated with newly acquired or developed stores and $0.7 million of increased expenses associated with the growth in our third-party management program.

Depreciation and amortization decreased from $43.4 million during the three months ended September 30, 2019 to $38.1 million during the three months ended September 30, 2020, a decrease of $5.3 million, or 12.2%. This decrease is primarily attributable to fully amortized intangible assets associated with our 2019 acquisitions.

Other (Expense) Income

Interest expense increased from $18.2 million during the three months ended September 30, 2019 to $19.0 million during the three months ended September 30, 2020, an increase of $0.8 million, or 4.3%. The increase is attributable to a higher amount of outstanding debt during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019. The average outstanding debt balance increased $147.8 million to $2,000.2 million during the three months ended September 30, 2020 as compared to $1,852.4 million during the three months ended September 30, 2019 as the result of borrowings to fund a portion of the Company’s growth. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended September 30, 2020 and 2019 was 3.89% and 4.05%, respectively.

Other income decreased $1.6 million from the three months ended September 30, 2019 compared to the three months ended September 30, 2020, primarily due to fees earned in 2019 in connection with HVP III’s sale of 50 properties.

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
			Increase/	%							Increase/	%
	2020	2019	(Decrease)	Change	2020	2019	2020	2019	2020	2019	(Decrease)	Change
REVENUES:
Rental income	$393,167	$391,533	$1,634	0.4%	$34,809	$18,293	$—	$—	$427,976	$409,826	$18,150	4.4%
Other property related income	39,115	41,372	(2,257)	(5.5)%	4,268	2,452	8,957	6,827	52,340	50,651	1,689	3.3%
Property management fee income	—	—	—	0.0%	—	—	20,074	17,932	20,074	17,932	2,142	11.9%
Total revenues	432,282	432,905	(623)	(0.1)%	39,077	20,745	29,031	24,759	500,390	478,409	21,981	4.6%

OPERATING EXPENSES:
Property operating expenses	131,865	127,448	4,417	3.5%	14,758	9,316	21,563	18,246	168,186	155,010	13,176	8.5%
NET OPERATING INCOME:	300,417	305,457	(5,040)	(1.6)%	24,319	11,429	7,468	6,513	332,204	323,399	8,805	2.7%

Store count	477	477			50	42			527	519
Total square footage	33,281	33,281			3,808	3,010			37,089	36,291
Period end occupancy (1)	94.3%	92.5%			83.4%	70.4%			93.2%	90.6%
Period average occupancy (2)	93.0%	92.4%
Realized annual rent per occupied sq. ft. (3)	$16.95	$16.97

Depreciation and amortization									118,815	122,484	(3,669)	(3.0)%
General and administrative									30,101	28,958	1,143	3.9%
Subtotal									148,916	151,442	(2,526)	(1.7)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(56,367)	(53,858)	(2,509)	(4.7)%
Loan procurement amortization expense									(2,260)	(2,082)	(178)	(8.5)%
Equity in (losses) earnings of real estate ventures									(216)	10,940	(11,156)	(102.0)%
Other									208	1,304	(1,096)	(84.0)%
Total other expense									(58,635)	(43,696)	(14,939)	(34.2)%

NET INCOME									124,653	128,261	(3,608)	(2.8)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,246)	(1,283)	37	2.9%
Noncontrolling interests in subsidiaries									(115)	94	(209)	(222.3)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$123,292	$127,072	$(3,780)	(3.0)%
(1)	Represents occupancy at September 30th of the respective period.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $409.8 million during the nine months ended September 30, 2019 to $428.0 million during the nine months ended September 30, 2020, an increase of $18.2 million, or 4.4%. The $1.6 million increase in same-store rental income was due primarily to a 0.6% increase in average occupancy for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The remaining increase is primarily attributable to $16.5 million of additional rental income from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio.

Other property related income increased from $50.7 million during the nine months ended September 30, 2019 to $52.3 million during the nine months ended September 30, 2020, an increase of $1.7 million, or 3.3%. The $2.3 million decrease in same-store other property related income is mainly attributable to a decrease in fee revenue due to the impact of COVID-19. This decrease is offset by a $1.8 million increase in other property related income derived from the stores acquired or opened in 2019 and 2020 included in our non-same store portfolio as well as a $2.1 million increase resulting primarily from increased customer insurance participation at our managed stores.

Property management fee income increased from $17.9 million during the nine months ended September 30, 2019 to $20.1 million during the nine months ended September 30, 2020, an increase of $2.1 million, or 11.9%. This increase was attributable to an increase in management fees related to the third-party management business resulting from more stores under management (733 stores as of September 30, 2020 compared to 652 stores as of September 30, 2019).

Operating Expenses

Property operating expenses increased from $155.0 million during the nine months ended September 30, 2019 to $168.2 million during the nine months ended September 30, 2020, an increase of $13.2 million, or 8.5%. The $4.4 million increase in property operating expenses on the same-store portfolio was primarily due to increases in property taxes and advertising costs of $2.6 million and $3.2 million, respectively, offset by decreases in personnel and maintenance costs of $0.9 million and $0.6 million, respectively. The remainder of the increase is attributable to $5.4 million of increased expenses associated with newly acquired or developed stores and $3.3 million of increased expenses associated with the growth in our third-party management program.

Depreciation and amortization decreased from $122.5 million during the nine months ended September 30, 2019 to $118.8 million during the nine months ended September 30, 2020, a decrease of $3.7 million, or 3.0%. This decrease is primarily attributable to fully amortized intangible assets associated with our 2019 acquisitions.

General and administrative expenses increased from $29.0 million during the nine months ended September 30, 2019 to $30.1 million during the nine months ended September 30, 2020, an increase of $1.1 million, or 3.9%. The change is primarily attributable to increased personnel expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense increased from $53.9 million during the nine months ended September 30, 2019 to $56.4 million during the nine months ended September 30, 2020, an increase of $2.5 million, or 4.7%. The increase is attributable to a higher amount of outstanding debt during the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019. The average outstanding debt balance increased $146.7 million to $1,975.1 million during the nine months ended September 30, 2020 as compared to $1,828.4 million during the nine months ended September 30, 2019 as the result of borrowings to fund a portion of the Company’s growth. The weighted average effective interest rate on the Company’s outstanding debt for the nine months ended September 30, 2020 and 2019 was 3.92% and 4.09% respectively.

Equity in (losses) earnings of real estate ventures decreased $11.2 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020. The change is mainly driven by our prior year share of the gains attributable to HVP III, a real estate venture in which we previously owned a 10% interest. The gains were recorded in connection with HVP III’s sale of 50 properties during the nine months ended September 30, 2019.

Other income decreased $1.1 million from the nine months ended September 30, 2019 to the nine months ended September 30, 2020, primarily due to fees earned in 2019 in connection with HVP III’s sale of 50 properties.

Cash Flows

Comparison of the nine months ended September 30, 2020 to the nine months ended September 30, 2019

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2020 and 2019 is as follows:

	Nine Months Ended September 30,
Net cash provided by (used in):	2020	2019	Change

	(in thousands)

Operating activities	$267,831	$259,852	$7,979
Investing activities	$(160,447)	$(305,274)	$144,827
Financing activities	$(159,107)	$51,788	$(210,895)

Cash provided by operating activities increased from $259.9 million for the nine months ended September 30, 2019 to $267.8 million for the nine months ended September 30, 2020, reflecting an increase of $8.0 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2019 and 2020 as well as increased management fees related to the third-party management business resulting from more stores under management (733 stores as of September 30, 2020 compared to 652 stores as of September 30, 2019).

Cash used in investing activities decreased from $305.3 million for the nine months ended September 30, 2019 to $160.4 million for the nine months ended September 30, 2020, reflecting a decrease of $144.8 million. The change was primarily driven by $118.0 million of cash used for the acquisition of our partner’s ownership interest in HVP III, a previously unconsolidated real estate venture, during the nine months ended September 30, 2019, with no comparable payments during the nine months ended September 30, 2020. Additionally, cash used during the nine months ended September 30, 2020 related to the acquisition of three stores and land for an aggregate net purchase price of $84.2 million, while cash used during the nine months ended September 30, 2019 related to the acquisition of six stores, excluding stores owned by HVP III, for an aggregate net purchase price of $60.5 million. Additionally, there was a $60.0 million decrease in development costs from the nine months ended September 30, 2019 compared to the nine months ended September 30, 2020 resulting from the payment of put liabilities associated with three previously consolidated development joint ventures during the 2019 period.

Cash used in financing activities was $159.1 million during the nine months ended September 30, 2020 compared to $51.8 million of cash provided by financing activities during the nine months ended September 30, 2019, reflecting a change of $210.9 million. This change is primarily the result of $347.7 million of net proceeds from our issuance of unsecured senior notes in January 2019, as well as $196.3 million in net proceeds received from the issuance of common shares during the nine months ended September 30, 2019, with no comparable cash inflows during the 2020 period. These reductions in cash inflows were offset by a $200.0 million cash payment made to repay our unsecured term loan in January 2019 and a $98.8 million increase in net revolving credit facility payments during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The change is also impacted by the combined $35.4 million cash outflow for the acquisition of the noncontrolling members’ interests in four separate consolidated joint ventures during the nine months ended September 30, 2019, with no comparable cash outflow during the 2020 period.

Liquidity and Capital Resources

Liquidity Overview

Our cash flow from operations has historically been one of our primary sources of liquidity used to fund debt service, distributions and capital expenditures. We derive substantially all of our revenue from customers who lease space at our stores and fees earned from managing stores. Therefore, our ability to generate cash from operations is dependent on the rents and management fees that we are able to charge and collect from our customers. We believe that the properties in which we invest, self-storage properties, are less sensitive than other real estate product types to near-term economic downturns. However, prolonged economic downturns could adversely affect our cash flows from operations.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2020 fiscal year, we expect recurring capital expenditures to be approximately $2.0 million to $7.0 million, planned capital improvements and store upgrades to be approximately $4.0 million to $9.0 million and costs associated with the development of new stores to be approximately $16.0 million to $26.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $10.9 million for the remainder of 2020.

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

As of September 30, 2020, we had approximately $3.9 million in available cash and cash equivalents. In addition, we had approximately $712.0 million of availability for borrowings under our Amended and Restated Credit Facility.

The COVID-19 pandemic has impacted the cost and availability of debt and equity capital, and may continue to do so. Based upon our substantial current liquidity relative to our capital requirements discussed above, and our strong financial profile and credit ratings, we do not expect such capital market dislocations to have a material impact on our ability to raise capital. However, these market dislocations, if they were to persist for a long period of time or intensify, could impact our ability to raise capital in the future.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date

	(in thousands)
$250M 4.800% Guaranteed Notes due 2022 (1)	$250,000	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (2)	300,000	300,000	4.33%	Various (2)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (3)	300,000	300,000	3.99%	Various (3)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
Principal balance outstanding	1,850,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(3,558)	(3,860)
Less: Loan procurement costs, net	(9,223)	(10,415)
Total unsecured senior notes, net	$1,837,219	$1,835,725

(1)	On October 30, 2020, the Operating Partnership redeemed, in full, its $250.0 million of outstanding 4.800% senior notes due 2022 with proceeds from its $450.0 million of 2.000% senior notes due 2031 issued on October 6, 2020 (see Recent Developments section below).

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(3)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2020, borrowings under the Revolver had an effective weighted average interest rate of 1.25%. Additionally, as of September 30, 2020, $712.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.7 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2020, we were in compliance with all of our financial covenants.

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

We did not sell any common shares under the Equity Distribution Agreements during the nine months ended September 30, 2020. As of September 30, 2020, 14.6 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

On October 6, 2020, we issued $450.0 million in aggregate principal amount of unsecured senior notes due February 15, 2031, which bear interest at a rate of 2.000% per annum (the “2031 Notes”). The 2031 Notes were priced at 99.074% of the principal amount to yield 2.100% to maturity. Net proceeds from the offering, after deducting underwriting discounts and other transaction expenses, were $442.1 million.

On September 30, 2020, we provided notice of redemption, in full, of our $250.0 million of outstanding 4.800% senior notes due 2022 (the “2022 Notes”). We completed the redemption of the 2022 Notes on October 30, 2020, with proceeds from our issuance of the 2031 Notes, at a cash redemption price of $1,084.34 per $1,000 principal amount of the 2022 Notes (inclusive of the make-whole prepayment charge and accrued interest to the redemption date). The remaining net proceeds from the issuance of the 2031 Notes were used to repay all of the outstanding indebtedness under the Revolver and for working capital and other general corporate purposes.

On October 21, 2020, we entered into a purchase agreement to acquire a portfolio of eight open and operating self-storage properties for an aggregate purchase price of approximately $540.0 million. The properties are located in Brooklyn, NY, Long Island City, NY, Flushing (Queens), NY, College Point (Brooklyn), NY and Bronx, NY. Consideration for the properties will consist of approximately $201.7 million payable in cash, approximately $183.7 million payable in OP Units and the assumption of approximately $154.6 million of existing fixed-rate secured debt. We expect to consummate the acquisition in two tranches in December 2020.

Subsequent to September 30, 2020, we also entered into purchase agreements to acquire seven additional self-storage properties for an aggregate purchase price of $89.2 million, that are expected to close at various times during the fourth quarter of 2020.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net income attributable to the Company’s common shareholders	$46,891	$42,154	$123,292	$127,072

Add (deduct):
Real estate depreciation and amortization:
Real property	37,033	42,599	116,062	120,228
Company’s share of unconsolidated real estate ventures	1,893	1,612	5,555	5,368
Gains from sale of real estate, net (1)	—	—	—	(10,667)
Noncontrolling interests in the Operating Partnership	474	426	1,246	1,283
FFO attributable to common shareholders and OP unitholders	$86,291	$86,791	$246,155	$243,284

Add:
Loan procurement amortization expense - early repayment of debt	—	—	—	141
FFO, as adjusted, attributable to common shareholders and OP unitholders	$86,291	$86,791	$246,155	$243,425

Weighted average diluted shares outstanding	194,539	193,817	194,386	190,774
Weighted average diluted units outstanding	1,879	1,866	1,933	1,886
Weighted average diluted shares and units outstanding	196,418	195,683	196,319	192,660

(1)	The nine months ended September 30, 2019 include $10.7 million of gains from sale of real estate, net that are included in the Company’s share of equity in (losses) earnings of real estate ventures.

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

As of September 30, 2020, our consolidated debt consisted of $1,942.6 million of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of September 30, 2020, there were $37.3 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

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

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $103.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $118.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On September 29, 2020, the Company acquired the noncontrolling interest in a previously consolidated joint venture that owned a store in New York for $10.0 million. In conjunction with the closing, the Company paid $1.0 million in cash and issued 276,497 OP Units, valued at approximately $9.0 million, to pay the remaining consideration. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. The OP Units were sold in reliance upon the private placement exemption from registration under Section 4(a)(2) of the Securities Act of 1933, and any common shares of the Parent Company that we might elect to issue in redemption of such OP Units would also be issued in reliance upon the private placement exemption.

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	369	$28.12	N/A	3,000,000
August 1 - August 31	43	$31.62	N/A	3,000,000
September 1 - September 30	115	$32.21	N/A	3,000,000
Total	527	$29.30	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

4.1

Form of $450.0 million aggregate principal amount of the Operating Partnership’s 2.000% senior notes due February 15, 2031, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.2	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.3

Eighth Supplemental Indenture, dated of as October 6, 2020, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

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

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: November 6, 2020	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: November 6, 2020	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 6, 2020	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)