Form 10-K
period 2020-12-31
CubeSmart; CubeSmart, L.P.
filed 2021-02-26
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

CubeSmart ⌧
CubeSmart, L.P. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes	☐	No	☒
CubeSmart, L.P.	Yes	☐	No	☒

As of June 30, 2020, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $5,228,744,387. As of February 24, 2021, the number of common shares of CubeSmart outstanding was 199,699,623.

As of June 30, 2020, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 1,872,308 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $50,533,593 based upon the last reported sale price of $26.99 per share on the New York Stock Exchange on June 30, 2020 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2021 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2020, owned a 96.4% interest in the Operating Partnership. The remaining 3.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in the national and local economic, business, real estate and other market conditions;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from the COVID-19 pandemic, other pandemics, quarantines and stay at home orders, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future indebtedness;

●	increases in interest rates and operating costs;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain the Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches, cyber attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or a consequence of natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	governmental, administrative and executive orders and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

As of December 31, 2020, we owned 543 self-storage properties located in 24 states and in the District of Columbia containing an aggregate of approximately 38.5 million rentable square feet. As of December 31, 2020, approximately 92.3% of the rentable square footage at our owned stores was leased to approximately 340,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2020, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2020, we managed 723 stores for third parties (including 105 stores containing an aggregate of approximately 7.5 million net rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,266. As of December 31, 2020, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers. Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats. Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access. All of our stores have a storage associate available to assist our customers during business hours, and 309, or approximately 56.9%, of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 462, or approximately 85.1%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2020, owned a 96.4% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage properties.

Impact of COVID-19 on the Consolidated Financial Statements and Business Operations

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus, its variants and the disease that they cause known as COVID-19, which has limited our ability to operate our business using traditional means. Since mid-March, federal, state and local government agencies in the markets within which we operate have issued public health responses aimed at reducing the spread of COVID-19, which include quarantines, stay-at-home orders and similar mandates for many individuals to substantially restrict daily activities and for many businesses to curtail or cease normal operations. As a result, the United States has experienced, among other things, an unprecedented increase in unemployment, significant volatility within its debt and equity capital markets and extreme economic contraction.

Despite the operating restrictions placed on many businesses by governmental mandates that promote distancing, self-storage has been designated as an essential business. Accordingly, our stores have remained open throughout the pandemic to allow for customers to move in, move out, pay rent and access their belongings at all locations. Additionally, with the health and welfare of its teammates and customers in mind, we have implemented SmartRentalTM, a contactless online rental process that eliminates the need for face-to-face interaction, and shifted our corporate headquarters, divisional offices and sales center to remote work.

In late March 2020, in response to the pandemic and certain state and local government orders, we paused all rate increases to existing customers and suspended our normal delinquency processes temporarily, which impacted revenue growth. In May 2020, as permitted by governmental mandates, we began resuming our delinquency and rental rate increase processes on a jurisdiction by jurisdiction basis. To date, we have not experienced any material degradation in rent collections or occupancy, however future customer behavior and their ability to pay rent will be determined by the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; and the continued impact on economic activity from the pandemic and actions taken in response thereto.

Acquisition and Disposition Activity

As of December 31, 2020 and 2019, we owned 543 and 523 stores, respectively, that contained an aggregate of 38.5 million and 36.6 million rentable square feet with occupancy levels of 92.3% and 89.5%, respectively. A complete listing of, and additional information about, our stores is included in Item 2 of this Report. The following is a summary of our 2020, 2019 and 2018 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750
2019 Acquisitions:

Maryland Asset	Baltimore-Towson, MD	March 2019	1	$22,000
Florida Assets	Cape Coral-Fort Myers, FL	April 2019	2	19,000
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	August 2019	1	14,600
South Carolina Asset	Charleston-North Charleston, SC	August 2019	1	3,300
Texas Asset	Dallas-Fort Worth-Arlington, TX	October 2019	1	7,300
Florida Assets	Orlando-Kissimmee, FL	November 2019	3	32,100
California Asset	Los Angeles-Long Beach-Santa Ana, CA	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	College Station-Bryan, TX	October 2019	1	$4,146
			1	$4,146

2018 Acquisitions:

Texas Asset	Austin-Round Rock, TX	January 2018	1	$12,200
Texas Asset	Houston-Sugar Land-Baytown, TX	May 2018	1	19,000
Metro DC Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	July 2018	1	34,200
Nevada Asset	Las Vegas-Paradise, NV	September 2018	1	14,350
North Carolina Asset	Charlotte-Gastonia-Concord, NC-SC	September 2018	1	11,000
California Asset	Los Angeles-Long Beach-Santa Ana, CA	October 2018	1	53,250
Texas Asset	Houston-Sugar Land-Baytown, TX	October 2018	1	23,150
California Asset	San Diego-Carlsbad-San Marcos, CA	November 2018	1	19,118
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	November 2018	1	37,000
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix-Mesa-Scottsdale, AZ	November 2018	2	$17,502
			2	$17,502

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition owned 18 storage properties (see note 4).

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2020, 2019 and 2018, we owned 543, 523 and 493 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2018 through December 31, 2020:

	2020	2019	2018

Balance - January 1	523	493	484
Stores acquired	1	1	1
Balance - March 31	524	494	485
Stores acquired	2	21	1
Stores developed	1	2	—
Stores combined (1)	—	(1)	—
Balance - June 30	527	516	486
Stores acquired	—	2	3
Stores developed	—	1	1
Balance - September 30	527	519	490
Stores acquired	18	5	5
Stores combined (1)	(1)	—	—
Stores sold	(1)	(1)	(2)
Balance - December 31	543	523	493

(1)	On May 24, 2019 and November 10, 2020, we acquired stores located in Tempe, AZ and Merritt Island, FL for approximately $1.6 million and $3.9 million, respectively. In each case, the store acquired is located in near proximity to an existing wholly-owned store. Given their proximity to each other, each acquired store has been combined with the existing store in our store count, as well as for operational and reporting purposes.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2020:

●	Store Acquisitions. During 2020, we acquired a portfolio of eight self-storage properties located in the outer boroughs of New York City (the “Storage Deluxe Assets”) for an aggregate purchase price of $540.0 million. We also acquired 13 additional stores during 2020 which are located in Florida (5), Maryland (1), Nevada (1), New Jersey (1), New York (1), Texas (3) and Virginia (1) for an aggregate purchase price of approximately $195.9 million.

●	Development Activity. During 2020, we completed construction and opened for operation a joint venture property located in New York for a total cost of $45.9 million. As of December 31, 2020, we had six joint venture development properties under construction located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (2), which are expected to be completed by the second quarter of 2022. As of December 31, 2020, we had invested $71.6 million of an expected $143.8 million, related to these six projects.

●	Consolidated Development Joint Venture Buy-out. During 2020, we acquired the noncontrolling members’ interest in a previously consolidated development joint venture for $10.0 million, of which $1.0 million was paid in cash. The Operating Partnership issued 276,497 OP Units that were valued at approximately $9.0 million as consideration for the remainder of the purchase price. The store is located in New York and is wholly-owned by the Company as of December 31, 2020.

●	Store Disposition. On December 22, 2020, we sold a store in New York for a sales price of $12.8 million. We recorded a $6.7 million gain in connection with the sale.

●	Unconsolidated Real Estate Venture Activity. During 2020, 191 IV CUBE Southeast LLC, a newly-formed unconsolidated real estate venture in which we own a 10% interest, acquired 14 stores for an aggregate purchase price of $135.3 million, of which we contributed $5.6 million. The acquired stores are located in Florida (2), Georgia (8) and South Carolina (4).

●	Unsecured Senior Note Activity. On October 6, 2020, the Operating Partnership issued $450.0 million in aggregate principal amount of unsecured senior notes due February 15, 2031, which bear interest at a rate of 2.000% per annum (the “2031 Notes”). On October

30, 2020, with net proceeds from our issuance of the 2031 Notes, we redeemed, in full, our $250.0 million of outstanding 4.800% senior notes due 2022.

●	Mortgage Loan Activity. During 2020, we repaid two mortgage loans with an aggregate outstanding principal balance of $10.3 million. Additionally, in connection with the acquisition of the Storage Deluxe Assets, we assumed six mortgage loans with an aggregate outstanding principal amount of $154.4 million at the time of acquisition, one of which had an outstanding principal balance of $33.2 million and was repaid immediately.

●	At-The-Market Equity Program Activity. During 2020, under our at-the-market equity program, we sold a total of 3.6 million common shares at an average sales price of $33.69 per share, resulting in net proceeds of $120.7 million for the year, after deducting offering costs. As of December 31, 2020, 10.9 million common shares remained available for sale under the program. We used the proceeds from the 2020 sales under the program to fund the acquisition and development of self-storage properties and for general corporate purposes.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — Our operating strategy focuses on maximizing sustainable rents at our stores while achieving and sustaining occupancy targets. We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2021, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future developments or acquisitions.

●	Dispose of stores — During 2021, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund acquisitions within targeted markets.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities and to leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of four senior officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

●	Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores efficiently and within a short period of time. We evaluate both the broader market and the immediate trade area, typically three miles around the store, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas that we expect will experience growth, including, but not exclusively limited to, the Northeastern and Mid-Atlantic areas of the United States and areas within Arizona, California, Florida, Georgia, Illinois and Texas, and to enter additional markets should suitable opportunities arise.

●	Quality of store — We focus on self-storage properties that have good visibility, ease of access and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

●	Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and the ability to spread our fixed costs across a large base of stores.

Segment

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2020 revenues. Our stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9% and 8%, respectively, of our total revenues for the year ended December 31, 2020. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of our total revenues for the year ended December 31, 2019. Our stores in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of our total revenues for the year ended December 31, 2018.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2020, our debt to total market capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 25.6% compared to approximately 23.9% as of December 31, 2019. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2020 was approximately 41.0% compared to approximately 39.0% as of December 31, 2019. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes. These capital sources may include existing cash, borrowings under the revolving portion of our credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

Competition

Self-storage properties compete based on a number of factors, including location, rental rates, occupancy, security, suitability of the store’s design to prospective customers’ needs and the manner in which the store is operated and marketed. In particular, the number of competing self-storage properties in a market could have a material effect on our occupancy levels, rental rates and on the overall operating performance of our stores. We believe that the primary competition for potential customers of any of our self-storage properties comes from other self-storage providers within a three-mile radius of that store. We believe our stores are well-positioned within their respective markets, and we emphasize customer service, convenience, security, professionalism and cleanliness.

Our key competitors include local and regional operators as well as the other public self-storage REITs, including Public Storage, Extra Space Storage Inc., Life Storage, Inc. and National Storage Affiliates Trust. These companies, some of which operate significantly more stores than we do and have greater resources than we have, and other entities may be able to accept more risk than we determine is prudent for us, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition may reduce the number of suitable acquisition opportunities available to us, increase the price required to acquire stores and reduce the demand for self-storage space at our stores. Nevertheless, we believe that our experience in operating, managing, acquiring, developing and obtaining financing for self-storage properties should enable us to compete effectively.

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

Offices

Our principal executive offices are located at 5 Old Lancaster Road, Malvern, PA 19355. Our telephone number is (610) 535-5000.

Human Capital

At CubeSmart, we refer to our employees as teammates, because collaboration towards shared goals defines our workplace. We care deeply about the experience our teammates have working with us. The CubeSmart work experience takes a holistic approach to our teammates’ total wellbeing at work. Our teammate value proposition includes promoting a sense of belonging to a team; providing opportunities to make a meaningful difference at work and in their communities; supporting our teammates’ ongoing personal and professional development; and offering competitive pay and rewards.

As of December 31, 2020, CubeSmart employed 3,111 teammates, all within the United States. Of the total employees, 90% were hourly and 10% salaried; we have no union presence or collective bargaining agreements. Our average teammate tenure as of December 31, 2020 was 3.4 years.

Company Culture and Teammate Experience

We measure our teammates’ experience each year through our Teammate Engagement Survey. In 2020, our annual engagement survey had a 91% participation rate. Results are communicated within individual teams to share what we learned and discuss both the positive aspects about working at CubeSmart and where we have opportunities to improve. Supervisors work with their teams to create action plans that are specific to the engagement and wellbeing of the individuals within those teams. Through ongoing conversations and transparent commitment to continuous improvement, every CubeSmart teammate plays a role in building our company culture and making the experience working here the best it can be.

Teammate Development and Wellbeing

As part of our culture, it is our goal to help teammates grow with us and leverage their development both at CubeSmart and beyond. We believe in providing all teammates with training and development opportunities to succeed in their role. We plan, design and deliver training programs for all levels of the organization, from orientation and general job skills to enhancing leadership capabilities through skills trainings and mentoring. In 2020, we provided an average of 22 hours of training per teammate.

When recruiting new teammates, our talent management team engages with our store management teams to identify a pool of potential candidates to serve our customers and deliver best in class customer service. We recruited, hired and trained 1,274 teammates during the year ended December 31, 2020. Additionally, more than 370 teammates were promoted into new roles and/or transitioned into new positions to further their career development.

We believe that career growth and personal development is an important part of our teammates’ personal and professional success. To further support our teammates’ success, we offer a number of benefits aimed at supporting the wellbeing of our teammates and their families. Those benefits include: medical, dental, vision, disability and life insurance coverage. We also offer a variety of programs designed to provide teammates with the ability to rest, rejuvenate and take care of their families such as paid holidays, vacation and sick time, and parental leave. Our Employee Assistance Program is available to all teammates, providing extra support as they and their families experience life changes and challenges.

Another important part of our teammates’ wellbeing is their connection to a larger sense of purpose. We empower our teammates to find this with us and provide programs and opportunities for them. Our Idea Center provides a forum where teammates can submit ideas to enhance the workplace, streamline systems and processes and identify solutions and best practices. We encourage our teammates to participate in community service and philanthropy, and provide paid time off for teammates who participate in these activities. Also, through our matching gifts program, we match qualified charitable contributions made by teammates up to $100 per teammate each year.

Diversity, Equity and Inclusion

Our Philosophy Regarding Respect in the Workplace defines our approach to diversity, inclusion and treatment of differences. Our Philosophy is acknowledged by teammates and states:

At CubeSmart, we respect, value, and celebrate the unique attributes, characteristics and perspectives that make each teammate who they are. We believe that our business is better because of the diversity of participation, thought, and action that comes from the unique individuals who come to work here. Every teammate deserves the right to come to work as their authentic self. Our goal for CubeSmart is to be a place where people feel supported, listened to, and able to do their personal best. Our philosophy isn’t any different from our philosophy regarding Customer interactions, namely to “treat our Customers as they want to be treated.” When it comes to our teammates, we ask that every teammate “treat our teammates as they want to be treated.”

As of December 31, 2020, of our total teammate population, 54% are female and 46% are male. Approximately 47% have self-identified as Black or African American, Hispanic or Latino, Asian, American Indian, or of two or more races. The average teammate age is 40; 43% of our teammates are 34 and younger while 36% of our teammates are 45 or older.

COVID-19 Update

The situation surrounding the COVID-19 virus in our country changed our business operations. Throughout the pandemic, we have closely monitored legal requirements and the advice of experts, and put actions into place as we found to be necessary. The goal of these actions was to find a way to still provide a differentiated CubeSmart customer experience while safeguarding the health of our teammates and customers in this ever-changing environment. The actions we took in 2020 to support the wellbeing of our teammates included:

●	As self-storage was considered an essential business type from the onset of the pandemic, we kept our stores open in order for us to serve our customers, support our communities and, most importantly, provide work to our teammates. We made it a priority to adjust schedules to provide as many store teammates with full-time hours as possible. As a result, we did not furlough or eliminate roles as a direct impact of COVID-19.

●	In March 2020, we introduced COVID Pay, offering eligible teammates up to two weeks of time off with pay should they be unable to work due to certain COVID-19-related circumstances outside of their control. This benefit will continue to be available to teammates in 2021.

●	We adjusted our operational practices to minimize teammate and customer exposure and to reinforce social distancing. We provided personal protective equipment to meet newly established guidelines, including requiring face coverings nationwide.

●	Our corporate office, sales center and divisional office teammates shifted to working remotely and were provided tools and training to support continued collaboration and delivery on our mission from their various locations.

Available Information

We file registration statements, proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. Our internet website address is www.cubesmart.com. You also can obtain on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, after we electronically file such reports or amendments with, or furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in New York, Florida, Texas and California accounted for approximately 16%, 15%, 9% and 8%, respectively, of our total 2020 revenues. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

Our business, financial condition, results of operations and share price have, and may continue to be, impacted by the COVID-19 pandemic and such impact could be materially adverse.

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus and its variants and the disease that it causes known as COVID-19, which has resulted in global business disruptions and significant volatility in U.S. and international debt and equity markets. There continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19, as well as its impact on the U.S. economy. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, financial condition and share price will depend on numerous evolving factors, including, among others: the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response thereto; the impact on capital availability and costs of capital; the impact on our employees any other operational disruptions or difficulties we may face; and, the effect on our customers and their ability to make rental payments. Any of these events, individually or in aggregate, could have a material adverse impact on the Company’s business, financial condition, results of operations and share price.

We face risks associated with property acquisitions.

We intend to continue to acquire individual and portfolios of self-storage properties. The purchase agreements that we enter into in connection with acquisitions typically contain closing conditions that need to be satisfied before the acquisitions can be consummated. The satisfaction of many of these conditions is outside of our control, and we therefore cannot assure that any of our pending or future acquisitions will be consummated. These conditions include, among other things, satisfactory examination of the title, zoning and entitlements to the properties, the ability to obtain title insurance and customary closing deliverables and conditions. Moreover, in the event we are unable to complete pending or future acquisitions, we may have incurred significant legal, accounting, due diligence and other transaction costs in connection with such acquisitions without realizing the expected benefits.

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

In addition, we often do not obtain third-party appraisals of acquired properties and instead rely on internal value determinations.

We will incur costs and will face integration challenges when we acquire additional stores.

As we acquire or develop additional self-storage properties and bring additional self-storage properties onto our third-party management platform, we will be subject to risks associated with integrating and managing new stores, including customer retention and mortgage default risks. In the case of a large portfolio purchase, we could experience strains in our existing systems and management capacities. In addition, acquisitions or developments may cause disruptions in our operations and divert management’s attention away from day-to-day operations. Furthermore, our income may decline because we will be required to depreciate/amortize in future periods costs for acquired real property and intangible assets. Our failure to successfully integrate any future acquisitions into our portfolio could have an adverse effect on our operating costs and our ability to make distributions to our shareholders.

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

Additionally, we use a combination of insurance products, some of which include deductibles and self-insured retention amounts, to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, general contractors, cyber risks, crime, directors and officers, employee health-care benefits and personal injuries that might be sustained at our stores. Liabilities associated with the risks that are retained by us are estimated, in part, by considering historical claims experience and actuarial assumptions. Our results of operations could be materially impacted by claims and other expenses related to such insurance plans if future occurrences and claims differ from these assumptions and historical trends.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional stores. We carry environmental insurance coverage on certain stores in our portfolio. We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional stores). The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us. However, we cannot assure that our environmental assessments have identified or will identify all material environmental conditions, that any prior owner of any property did not create a material environmental condition not actually known to us, that environmental conditions on neighboring properties will not have an impact on any of our properties, or that a material environmental condition does not otherwise exist with respect to any of our properties.

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

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT for four years following the year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

Furthermore, we owned a subsidiary REIT (“PSI”) that was liquidated on December 31, 2018. Prior to liquidation, PSI was independently subject to, and was required to comply with, the same REIT requirements that we must satisfy in order to qualify as a REIT, together with all other rules applicable to REITs. If PSI failed to qualify as a REIT during our period of ownership, and certain statutory relief provisions do not apply, as a result of a protective election made jointly by PSI and CubeSmart, PSI should be taxed as a taxable REIT subsidiary. See the section entitled “Taxation of CubeSmart−Requirements for Qualification−Taxable REIT Subsidiaries” in Exhibit 99.1 for more information regarding taxable REIT subsidiaries.

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

For example, the TCJA made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In addition to reducing corporate and non-corporate tax rates, the TCJA eliminated or restricted various deductions. One such deduction limitation was a general limitation of the deduction for net business interest expense in excess of 30% (50% for non-partnership entities for their 2019 and 2020 taxable years and for partnerships for their 2020 taxable years under the Coronavirus Aid, Relief and Economic Security Act of 2020) of a business’s “adjusted taxable income,” except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods). Most of the changes applicable to individuals were temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The TCJA made numerous large and small changes to the tax rules that do not affect the REIT qualification rules directly but may otherwise affect us or our shareholders.

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

The Bipartisan Budget Act of 2015 requires our Operating Partnership and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Uncertainties remain as to the application of these rules, including the application of the alternative method to partners that are REITs, and the impact they will have on us. However, it is possible that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.

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

As of December 31, 2020, we did not have any outstanding debt that was indexed to the London Interbank Offered Rate (“LIBOR”) other than borrowings under our Revolver. On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (“IBA”) announced that it is considering an 18-month extension (to June 30, 2023) on certain U.S. dollar LIBOR rates, including the rate that our Revolver is indexed to. It is not possible to predict the further effect of these announcements, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the IBA, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate becomes unavailable, the interest rates on our debt which is indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

Risks Related to our Organization and Structure

We are dependent upon our senior management team whose continued service is not guaranteed.

Our executive team, including our named executive officers, has extensive self-storage, real estate and public company experience. Our Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Chief Operating Officer are parties to the Company’s executive severance plan, however, we cannot provide assurance that any of them will remain in our employment. The loss of services of one or more members of our senior management team could adversely affect our operations and our future growth.

We are dependent upon our on-site personnel to maximize customer satisfaction; any difficulties we encounter in hiring, training and retaining skilled field personnel may adversely affect our rental revenues.

As of December 31, 2020, we had 2,654 property-level personnel involved in the management and operation of our stores. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores. We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2018 and December 31, 2020, the closing price per share of our common shares has ranged from a high of $36.31 (on September 4, 2019) to a low of $20.85 (on March 23, 2020). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

General Risk Factors

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

Our stores and any other stores we acquire or develop in the future are, and will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. Our stores are subject to increases in operating expenses such as real estate, sales and other taxes, personnel costs including mandated minimum hourly wage rates and the cost of providing specific medical coverage and governmental mandated benefits to our employees, utilities, customer acquisition costs, insurance, administrative expenses and costs for repairs and maintenance. If operating expenses increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2020, we owned 543 self-storage properties that contain approximately 38.5 million rentable square feet and are located in 24 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2020.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Ending
State	Stores	Units	Square Feet	Square Feet	Occupancy

Florida	89	64,517	6,757,664	17.5%	93.3%
Texas	69	41,623	4,907,408	12.7%	92.4%
New York	57	81,333	4,510,761	11.7%	88.3%
California	43	29,486	3,125,150	8.1%	95.3%
Illinois	42	25,240	2,695,892	7.0%	93.8%
Arizona	31	18,208	1,945,585	5.0%	93.0%
New Jersey	27	19,852	1,896,315	4.9%	92.0%
Maryland	18	15,042	1,487,626	3.9%	92.7%
Georgia	20	12,432	1,454,877	3.8%	90.9%
Ohio	20	11,091	1,290,303	3.3%	92.7%
Connecticut	22	10,744	1,193,152	3.1%	94.5%
Massachusetts	19	11,967	1,172,310	3.0%	89.9%
Virginia	11	8,819	867,440	2.3%	90.8%
North Carolina	11	6,666	760,223	2.0%	91.9%
Tennessee	9	5,650	755,515	2.0%	91.0%
Nevada	9	5,703	724,282	1.9%	91.4%
Colorado	11	6,024	697,377	1.8%	94.3%
Pennsylvania	9	6,321	624,356	1.6%	90.8%
South Carolina	8	3,881	432,389	1.1%	92.4%
Washington D.C.	5	5,292	409,500	1.1%	92.9%
Rhode Island	4	2,021	245,545	0.6%	94.8%
Utah	4	2,319	239,198	0.6%	88.6%
New Mexico	3	1,692	182,261	0.5%	92.5%
Minnesota	1	1,037	101,028	0.3%	90.7%
Indiana	1	579	67,600	0.2%	90.9%
Total/Weighted average	543	397,539	38,543,757	100.0%	92.3%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the average occupancy, annual rent per occupied square foot and total revenues for our stores owned as of December 31, 2020, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired - Average Occupancy

		Rentable	Average Occupancy
Year Acquired (1)	# of Stores	Square Feet	2020	2019	2018

2017 and earlier	480	33,720,992	92.9%	91.6%	90.9%
2018	11	992,334	78.4%	66.1%	56.7%
2019	31	2,023,024	83.1%	74.2%	—
2020	21	1,807,407	72.3%	—	—
All stores owned as of December 31, 2020	543	38,543,757	91.9%	90.4%	90.6%

Stores by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Rent per Square Foot
Year Acquired (1)	# of Stores	2020	2019	2018

2017 and earlier	480	$17.71	$17.81	$17.46
2018	11	22.57	22.69	24.76
2019	31	14.62	15.18	—
2020	21	30.89	—	—
All stores owned as of December 31, 2020	543	$18.22	$17.80	$17.58

Stores by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Stores	2020	2019	2018

2017 and earlier	480	$589,232	$581,157	$564,292
2018	11	18,609	15,730	4,137
2019	31	26,271	11,841	—
2020	21	4,337	—	—
All stores owned as of December 31, 2020	543	$638,449	$608,728	$568,429
(1)	Represents the year acquired for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $15.3 million, $21.5 million and $19.9 million for the periods ended December 31, 2020, 2019 and 2018, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2020, we held common ownership interests ranging from 10% to 50% in four unconsolidated real estate ventures for an aggregate investment balance of $92.1 million. We formed interests in these real estate ventures with unaffiliated third parties to acquire, own and operate self-storage properties in select markets. As of December 31, 2020, these four unconsolidated real estate ventures owned 83 self-storage properties that contain an aggregate of approximately 5.8 million net rentable square feet. The self-storage properties owned by these four real estate ventures are managed by us and are located in Arizona (2), Connecticut (5), Florida (6), Georgia (10), Maryland (1), Massachusetts (6), Minnesota (1), North Carolina (1), Pennsylvania (1), Rhode Island (2), South Carolina (4), Texas (42) and Vermont (2).

On September 5, 2018, we invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties that contain an aggregate of approximately 1.7 million net rentable square feet. The stores owned by Capital Storage are located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earn an 11% cumulative dividend prior to any other distributions.

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

Capital Expenditures

We have a capital improvement program that includes office upgrades, adding climate control to select cubes, construction of parking areas and other store upgrades. For 2021, we anticipate spending approximately $10.5 million to $15.5 million associated with these capital expenditures. For 2021, we also anticipate spending approximately $11.0 million to $16.0 million on recurring capital expenditures and approximately $34.0 million to $49.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2020:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	390	$33.17	N/A	3,000,000
November 1 - November 30	154	$33.80	N/A	3,000,000
December 1 - December 31	78	$33.08	N/A	3,000,000
Total	622	$33.31	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Market Information for and Holders of Record of Common Shares

As of December 31, 2020, there were 148 registered record holders of the Parent Company’s common shares and 20 holders (other than the Parent Company) of the Operating Partnership’s common units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Parent Company’s dividends for 2020 consisted of a 74.174% ordinary income distribution, a 2.138% capital gain distribution and a 23.688% return of capital distribution from earnings and profits.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

On October 21, 2020, the Operating Partnership entered into an agreement to acquire a portfolio of eight open and operating self-storage properties located in the outer boroughs of New York City for an aggregate purchase price of approximately $540.0 million, and agreed to fund a portion of the acquisition price in the form of common units, designated Class B Units at the time of issuance. In two separate tranches during December 2020, the Operating Partnership closed on the acquisition and funded approximately $175.1 million of the acquisition price through the issuance of 5,272,023 common units. Following a 13-month lock-up period, the holders may tender the common units for redemption by the Operating Partnership for a cash amount per common unit equal to the market value of an equivalent number of common shares of the Company. The Company has the right, but not the obligation, to assume and satisfy the redemption obligation of the Operating Partnership by issuing one common share in exchange for each common unit tendered for redemption. The common units were sold to accredited investors unaffiliated with the Company in private placement transactions exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) of such Act.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2015 and ending December 31, 2020.

Total Return Performance
250
200
150
100
50
Index Value
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
CubeSmart
S&P 500 Index
Russell 2000 Index
Nareit All Equity REIT Index

	For the year ended December 31,
Index	2015	2016	2017	2018	2019	2020
CubeSmart	100.00	90.16	101.62	105.06	119.87	133.82
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
NAREIT All Equity REIT Index	100.00	108.63	118.05	113.28	145.75	138.28

ITEM 6.  SELECTED FINANCIAL DATA

Reserved.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2020 and December 31, 2019, we owned 543 self-storage properties totaling approximately 38.5 million rentable square feet and 523 self-storage properties totaling approximately 36.6 million rentable square feet, respectively. As of December 31, 2020, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2020, we managed 723 stores for third parties (including 105 stores containing an aggregate of approximately 7.5 million net rentable square feet as part of five separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,266. As of December 31, 2020, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9%, and 8%, respectively, of total revenues for the year ended December 31, 2020.

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

In allocating the purchase price for an acquisition, the Company determines whether the acquisition includes intangible assets or liabilities. The Company allocates a portion of the purchase price to an intangible asset attributable to the value of in-place leases. This intangible asset is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below- market lease intangibles associated with assumed ground leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place ground lease and management’s estimate of fair market lease rates. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2020, 2019 and 2018.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2020.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2020, 2019 and 2018.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2020, we owned 475 same-store properties and 68 non same-store properties. All of the non same-store properties were 2019 and 2020 acquisitions, dispositions, developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2020, 2019 and 2018, we owned 543, 523 and 493 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2018 through December 31, 2020:

	2020	2019	2018

Balance - January 1	523	493	484
Stores acquired	1	1	1
Balance - March 31	524	494	485
Stores acquired	2	21	1
Stores developed	1	2	—
Stores combined (1)	—	(1)	—
Balance - June 30	527	516	486
Stores acquired	—	2	3
Stores developed	—	1	1
Balance - September 30	527	519	490
Stores acquired	18	5	5
Stores combined (1)	(1)	—	—
Stores sold	(1)	(1)	(2)
Balance - December 31	543	523	493

(1)	On May 24, 2019 and November 10, 2020, we acquired stores located in Tempe, AZ and Merritt Island, FL for approximately $1.6 million and $3.9 million, respectively. In each case, the store acquired is located in near proximity to an existing wholly-owned store. Given their proximity to each other, each acquired store has been combined with the existing store in our store count, as well as for operational and reporting purposes.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2020	2019	Change	Change	2020	2019	2020	2019	2020	2019	Change	Change
REVENUES:
Rental income	$529,053	$522,477	$6,576	1.3%	$51,956	$29,927	$—	$—	$581,009	$552,404	$28,605	5.2%
Other property related income	52,234	54,470	(2,236)	(4.1)%	6,161	3,800	12,328	9,288	70,723	67,558	3,165	4.7%
Property management fee income	—	—	—	0.0%	—	—	27,445	23,953	27,445	23,953	3,492	14.6%
Total revenues	581,287	576,947	4,340	0.8%	58,117	33,727	39,773	33,241	679,177	643,915	35,262	5.5%

OPERATING EXPENSES:
Property operating expenses	173,585	169,540	4,045	2.4%	20,955	14,506	29,094	25,693	223,634	209,739	13,895	6.6%
NET OPERATING INCOME:	407,702	407,407	295	0.1%	37,162	19,221	10,679	7,548	455,543	434,176	21,367	4.9%

Store count	475	475			68	48			543	523
Total square footage	33,196	33,196			5,348	3,408			38,544	36,604
Period end occupancy (1)	93.4%	91.2%			85.3%	73.5%			92.3%	89.5%
Period average occupancy (2)	93.2%	92.2%
Realized annual rent per occupied sq. ft. (3)	$17.10	$17.07

Depreciation and amortization									156,573	163,547	(6,974)	(4.3)%
General and administrative									41,423	38,560	2,863	7.4%
Subtotal									197,996	202,107	(4,111)	(2.0)%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(75,890)	(72,525)	(3,365)	(4.6)%
Loan procurement amortization expense									(2,674)	(2,819)	145	5.1%
Loss on early extinguishment of debt									(18,020)	—	(18,020)	—%
Equity in earnings of real estate ventures									178	11,122	(10,944)	(98.4)%
Gains from sale of real estate, net									6,710	1,508	5,202	345.0%
Other									(240)	1,416	(1,656)	(116.9)%
Total other expense									(89,936)	(61,298)	(28,638)	(46.7)%
NET INCOME									167,611	170,771	(3,160)	(1.9)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,825)	(1,708)	(117)	(6.9)%
Noncontrolling interests in subsidiaries									(165)	54	(219)	(405.6)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$165,621	$169,117	$(3,496)	(2.1)%
(1)	Represents occupancy as of December 31 of the respective year.
(2)	Represents the weighted average occupancy for the period.
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $552.4 million in 2019 to $581.0 million in 2020, an increase of $28.6 million, or 5.2%. The $6.6 million increase in same-store rental income was due primarily to a 1.0% increase in average occupancy for 2020 compared to 2019. The remaining increase was primarily attributable to $22.0 million of additional rental income from the stores acquired or opened in 2019 and 2020 included in our non same-store portfolio.

Other property related income increased from $67.6 million in 2019 to $70.7 million in 2020, an increase of $3.2 million, or 4.7%. The $2.2 million decrease in same-store other property related income was mainly attributable to a decrease in fee revenue due to the impact of COVID-19. This decrease was offset by a $2.4 million increase in other property related income derived from the stores acquired or opened in 2019 and 2020 included in our non same-store portfolio as well as a $3.0 million increase in other property related income at our managed stores due to an increase in stores under management (723 stores as of December 31, 2020 compared to 649 stores as of December 31, 2019).

Property management fee income increased from $24.0 million in 2019 to $27.4 million in 2020, an increase of $3.5 million, or 14.6%. This increase was attributable to an increase in management fees related to the third-party management business resulting from the increase in stores under management described above.

Operating Expenses

Property operating expenses increased from $209.7 million in 2019 to $223.6 million in 2020, an increase of $13.9 million, or 6.6%. The $4.0 million increase in property operating expenses on the same-store portfolio was primarily due to increases in property taxes and advertising costs of $2.1 million and $3.8 million, respectively, offset by decreases in personnel and maintenance costs of $1.6 million and $0.4 million, respectively. The remainder of the increase was attributable to $6.4 million of increased expenses associated with newly acquired or developed stores and $3.4 million of increased expenses associated with the growth in our third-party management program.

Depreciation and amortization decreased from $163.5 million in 2019 to $156.6 million in 2020, a decrease of $7.0 million, or 4.3%. This decrease is primarily attributable to fully depreciated and amortized assets associated with acquisitions in prior years.

General and administrative expenses increased from $38.6 million in 2019 to $41.4 million in 2020, an increase of $2.9 million or 7.4%. The change is primarily attributable to increased personnel expenses resulting from additional employee headcount to support our growth.

Other (expense) income

Interest expense increased from $72.5 million in 2019 to $75.9 million in 2020, an increase of $3.4 million, or 4.6%. The increase was attributable to a higher amount of outstanding debt during 2020 compared to 2019. The average outstanding debt balance increased $182.1 million to $2,036.5 million during 2020 as compared to $1,854.4 million during 2019 as the result of borrowings to fund a portion of our growth. The weighted average effective interest rate on our outstanding debt for 2020 and 2019 was 3.82% and 4.06%, respectively.

Loss on early extinguishment of debt was $18.0 million in 2020, which was related to the early redemption of $250.0 million of outstanding 4.800% senior notes due 2022 (the “2022 Notes”), with no comparable amount in 2019. See Liquidity and Capital Resources below.

Equity in earnings of real estate ventures decreased from $11.1 million in 2019 to $0.2 million in 2020. The change was mainly driven by a prior year gain attributable to HVP III, a real estate venture in which we previously owned a 10% interest. Our $10.7 million share of the gain was recorded in connection with HVP III’s sale of 50 properties during 2019.

Gains from sale of real estate, net were $6.7 million in 2020 compared to $1.5 million in 2019, an increase of $5.2 million. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

The component of other (expense) income designated as other decreased from income of $1.4 million in 2019 to expense of $0.2 million in 2020, primarily due to fees earned in 2019 in connection with HVP III’s sale of 50 properties.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2020 and 2019:

	For the year ended December 31,
	2020	2019

Net income attributable to the Company’s common shareholders	$165,621	$169,117

Add (deduct):
Real estate depreciation and amortization:
Real property	152,897	160,485
Company’s share of unconsolidated real estate ventures	7,430	7,052
Gains from sale of real estate, net (1)	(6,710)	(12,175)
Noncontrolling interests in the Operating Partnership	1,825	1,708
FFO attributable to common shareholders and OP unitholders	$321,063	$326,187

Add:
Loss on early extinguishment of debt (2)	18,020	141
FFO, as adjusted, attributable to common shareholders and OP unitholders	$339,083	$326,328

Weighted average diluted shares outstanding	194,943	191,576
Weighted average diluted units outstanding	2,137	1,886
Weighted average diluted shares and units outstanding	197,080	193,462

(1)	The year ended December 31, 2019 includes $10.7 million of gains from sale of real estate, net that are included in the Company’s share of equity in earnings of real estate ventures.

(2)	For the year ended December 31, 2020, loss on early extinguishment of debt relates to a $17.6 million prepayment premium and a $0.4 million write-off of unamortized loan procurement costs associated with the Operating Partnership’s redemption, in full, of its 2022 Notes on October 30, 2020.

Cash Flows

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2020 and 2019 is as follows:

	For the year ended December 31,
Net cash provided by (used in):	2020	2019	Change

	(in thousands)

Operating activities	$351,033	$331,768	$19,265
Investing activities	$(511,441)	$(375,664)	$(135,777)
Financing activities	$108,196	$95,855	$12,341

Cash provided by operating activities for the years ended December 31, 2020 and 2019 was $351.0 million and $331.8 million, respectively, reflecting an increase of $19.3 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2019 and 2020, as well as increased management fees related to the third-party management business resulting from more stores under management (723 stores as of December 31, 2020 compared to 649 stores as of December 31, 2019).

Cash used in investing activities increased from $375.7 million for the year ended December 31, 2019 to $511.4 million for the year ended December 31, 2020, an increase of $135.8 million. The change was primarily driven by an increase in cash used for acquisitions of storage properties. Cash used during the year ended December 31, 2020 included the acquisition of 21 stores and land for an aggregate net purchase price of $415.9 million, net of $154.4 million of assumed debt and $175.1 million of OP units issued. Including the acquisition of the remaining interest in HVP III, a previously unconsolidated real estate venture, cash used during the year ended December 31, 2019 related to the acquisition of 29 stores for an aggregate net purchase price of $238.3 million, net of $3.6 million of OP units issued. Additionally, there was a $47.5 million decrease in development costs from the year ended December 31, 2019 compared to the year ended December 31, 2020 resulting from the payment of put liabilities associated with three previously consolidated development joint ventures during the 2019 period.

Cash provided by financing activities increased from $95.9 million for the year ended December 31, 2019 to $108.2 million for the year ended December 31, 2020, an increase of $12.3 million. During the years ended December 31, 2020 and 2019, we received net proceeds from unsecured senior notes of $445.8 million and $696.4 million, respectively, reflecting a decrease of $250.6 million that was primarily due to the timing and size of each offering. During the year ended December 31, 2020, we made principal payments on our 2022 Notes of $250.0 million with no comparable payments during 2019, and, additionally, there was a decrease of $75.6 million in proceeds received from the issuance of common shares during 2020 compared to 2019, due to fewer common shares sold under our at-the-market equity program in 2020 compared to 2019. During the year ended December 31, 2020, we also made principal payments on mortgage loans of $46.1 million compared to $11.7 million during the year ended December 31, 2019, reflecting an increase of $34.4 million that is primarily attributable to the repayment of three mortgage loans during 2020. These reductions in cash provided by financing activities were offset by a $200.0 million cash payment made to repay our unsecured term loan in January 2019 with no comparable payment in 2020. In addition, net borrowings on the revolving credit facility were $117.8 million during the year ended December 31, 2020 compared to net payments of $299.5 million during the year ended December 31, 2019.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2019 for a comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2021 fiscal year, we expect recurring capital expenditures to be approximately $11.0 million to $16.0 million, planned capital improvements and store upgrades to be approximately $10.5 million to $15.5 million and costs associated with the development of new stores to be approximately $34.0 million to $49.0 million. Our currently scheduled principal payments on debt are approximately $46.4 million in 2021.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing, including through our at-the-market equity program and available borrowings under our Revolver provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

Our liquidity needs beyond 2021 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2020, we had approximately $3.6 million in available cash and cash equivalents. In addition, we had approximately $631.6 million of availability for borrowings under the revolving portion of our Amended and Restated Credit Facility (defined below).

Unsecured Senior Notes

On October 6, 2020, we issued $450.0 million in aggregate principal amount of unsecured senior notes due February 15, 2031, which bear interest at a rate of 2.000% per annum (the “2031 Notes”). The 2031 Notes were priced at 99.074% of the principal amount to yield 2.100% at maturity. Net proceeds from the offering were used to repay, in full, $250.0 million of outstanding 4.800% senior notes due in July 2022. The remaining proceeds from the offering were used to repay all of the outstanding indebtedness under the revolving portion of our Credit Facility (defined below) and for working capital and other general corporate purposes.

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date

	(in thousands)
$250M 4.800% Guaranteed Notes due 2022 (1)	$—	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (2)	300,000	300,000	4.33%	Various (2)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (3)	300,000	300,000	3.99%	Various (3)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	—	2.10%	Oct-20	Feb-31
Principal balance outstanding	2,050,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(7,470)	(3,860)
Less: Loan procurement costs, net	(12,158)	(10,415)
Total unsecured senior notes, net	$2,030,372	$1,835,725

(1)	On October 30, 2020, the Operating Partnership redeemed, in full, the 2022 Notes, with proceeds from its $450.0 million of 2.000% senior notes due 2031 issued on October 6, 2020. In connection with the redemption of the 2022 Notes, the Operating Partnership recognized a loss on early debt extinguishment of $18.0 million, of which $17.6 million represents a prepayment premium and $0.4 represents the write-off of unamortized loan procurement costs.

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of December 31, 2020, borrowings under the Revolver had an effective weighted average interest rate of 1.24%. Additionally, as of December 31, 2020, $631.6 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2020, the Operating Partnership was in compliance with all of its financial covenants.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan that was scheduled to mature in January 2020. On June 19, 2019, we used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the unsecured term loan portion of the Term Loan Facility. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment

Issuance of Common Shares

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). Our sales activity under the program for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	For the year ended December 31,
	2020	2019	2018

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	3,627	5,899	4,291
Average sales price per share	$33.69	$33.64	$31.09
Net proceeds after deducting offering costs	$120,727	$196,304	$131,835

We used proceeds from sales of common shares under the program during the years ended December 31, 2020, 2019 and 2018 to fund acquisitions of storage properties and for general corporate purposes. As of December 31, 2020, 2019 and 2018, 10.9 million common shares, 4.6 million common shares and 10.5 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Other Material Changes in Financial Position

	December 31,
	2020	2019	Change
		(in thousands)
Selected Assets
Storage properties, net	$4,505,814	$3,774,485	$731,329
Other assets, net	170,753	101,443	69,310

Selected Liabilities
Unsecured senior notes, net	$2,030,372	$1,835,725	$194,647
Revolving credit facility	117,800	—	117,800
Mortgage loans and notes payable, net	216,504	96,040	120,464
Lease liabilities - finance leases	65,599	—	65,599

Noncontrolling interests in the Operating Partnership	$249,414	$62,088	$187,326

Storage properties, net increased $731.3 million from December 31, 2019 to December 31, 2020, primarily as a result of the acquisition of 21 storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Other assets, net increased $69.3 million from December 31, 2019 to December 31, 2020, primarily due to the value assigned to the in-place leases at the 21 storage properties acquired during the year and the right-of-use asset associated with the assumption of a ground lease in connection with the acquisition of the Storage Deluxe Assets that was classified as an operating lease.

Unsecured senior notes, net increased $194.6 million from December 31, 2019 to December 31, 2020 as a result of the issuance of the 2031 Notes on October 6, 2020 offset by the redemption of the 2022 Notes on October 30, 2020.

Revolving credit facility increased $117.8 million from December 31, 2019 to December 31, 2020 primarily as a result of borrowings used to fund the acquisitions of 21 storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Mortgage loans and notes payable, net increased $120.5 million from December 31, 2019 to December 31, 2020 primarily due to the assumption of six mortgage loans, one of which was repaid immediately upon assumption, in connection with the acquisition of a portfolio of eight stores located in the outer boroughs of New York City (the “Storage Deluxe Assets”).

Lease liabilities – finance leases increased $65.6 million from December 31, 2019 to December 31, 2020 due to the assumption of two ground leases in connection with the acquisition of the Storage Deluxe Assets.

Noncontrolling interests in the Operating Partnership increased $187.3 million from December 31, 2019 to December 31, 2020, primarily due to the issuance of OP Units in connection with the acquisition of the Storage Deluxe Assets and the acquisition of the noncontrolling interest in a joint venture that developed a store located in Brooklyn, NY.

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

As of December 31, 2020 our consolidated debt consisted of $2,252.8 million of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of December 31, 2020, there were $117.8 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $1.2 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $1.2 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $143.0 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $161.8 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2021 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2021 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2020.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	2,118,090	$26.37	(1)	3,233,009
Equity compensation plans not approved by shareholders	—	—		—
Total	2,118,090	$26.37		3,233,009

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

3.10*

Class C Unit Supplement No. 1 to Second Amended and Restated Agreement of Limited Partnership of CubeSmart, L.P. dates as of April 12, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on April 18, 2017.

3.11*	Articles of Amendment to the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2017.

3.12*	Fourth Amended and Restated Bylaws of CubeSmart, effective August 5, 2020, incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 20, 2004, File No. 333-117848.

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

4.6*

Form of $250 million aggregate principal amount of 4.375% senior notes due December 15, 2023, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

4.7*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on December 17, 2013.

4.8*

Third Supplemental Indenture, dated as of October 26, 2015, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

4.9*

Form of $250 million aggregate principal amount of 4.000% senior note due November 15, 2025, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

4.10*

Fourth Supplemental Indenture, dated as of August 15, 2016, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.11*

Form of $300 million aggregate principal amount of 3.125% senior notes due September 1, 2026, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.12*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.13*

Form of $50 million aggregate principal amount of 4.375% senior notes due December 15, 2023, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

4.14*

Form of $50 million aggregate principal amount of 4.000% senior notes due November 15, 2025, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

4.15*

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

4.17*

Sixth Supplemental Indenture, dated as of January 30, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

4.18*

Form of $350 million aggregate principal amount of 3.000% senior notes due February 15, 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.19*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.20*

Seventh Supplemental Indenture, dated of as October 11, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.21*

Form of $450 million aggregate principal amount of 2.000% senior notes due February 15, 2031, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.22*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.23*

Eighth Supplemental Indenture, dated of as October 6, 2020, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.24*

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K, filed on February 21, 2020.

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

10.15*	Waiver of Ownership Limitation, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, filed on May 6, 2013.

10.16*†	Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, filed on November 8, 2013.

10.17*†

Form of Non-Qualified Share Option Agreement for Executive Officers (3-Year Vesting) under the CubeSmart 2007 Equity Incentive Plan, incorporated by reference to Exhibit 10.58 to the Company’s Annual Report on Form 10-K, filed on February 28, 2014.

10.18*†

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

10.24*†	Amended and Restated CubeSmart 2007 Equity Incentive Plan, effective June 1, 2016, incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement, filed on April 14, 2016.

10.25*†	CubeSmart Executive Severance Plan, effective January 1, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed on November 4, 2016.

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

10.38*†

Form of Non-Qualified Share Option Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.39*†

Form of Performance-Vested Restricted Share Agreement under the CubeSmart 2007 Equity Incentive Plan, as amended and restated, effective June 1, 2016, incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed on January 3, 2019.

10.40*

Amended and Restated Credit Agreement, dated as of June 19, 2019, by and among CubeSmart, L.P., CubeSmart, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 21, 2019.

10.41*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Wells Fargo Securities, LLC, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.42*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and BofA Securities, Inc., incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.43*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and BMO Capital Markets Corp., incorporated by reference to Exhibit 1.3 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.44*

Second Amended and Restated Equity Distribution Agreement, dated March 4, 2020, by and among CubeSmart, CubeSmart, L.P. and Jefferies LLC, incorporated by reference to Exhibit 1.4 to the Company’s Current Report on Form 8-K, filed on March 4, 2020.

10.45*

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marianne M. Keler	Chair of the Board of Trustees	February 26, 2021
Marianne M. Keler

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 26, 2021
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 26, 2021
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 26, 2021
Piero Bussani

/s/ Dorothy Dowling	Trustee	February 26, 2021
Dorothy Dowling

/s/ John W. Fain	Trustee	February 26, 2021
John W. Fain

/s/ John F. Remondi	Trustee	February 26, 2021
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 26, 2021
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 26, 2021
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2020, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 26, 2021

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2020, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that appears herein.

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Company had $4.5 billion of storage properties, net of accumulated depreciation as of December 31, 2020. The Company performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the storage property.

We identified the evaluation of storage properties for impairment as a critical audit matter. The Company uses revenue and expense growth rates, and terminal value capitalization rate assumptions in determining estimated future cash flows as part of its impairment assessment. Changes to these assumptions could have a significant impact on the determination of recoverability of the carrying amount of a storage property and involved subjective auditor judgement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s storage property impairment process, including controls related to the use of the revenue and expense growth rates, and terminal value capitalization rate. We assessed the Company’s forecasted growth rates against the Company’s historical growth rates and published reports of industry data. We evaluated the Company’s expected terminal value capitalization rates by comparing them to published reports of industry data and historical transactions of the Company. We also identified the threshold rates at which the revenue and expense growth rates and terminal value capitalization rate assumptions would indicate the storage property may be impaired and analyzed those threshold rates against the published industry data and historical results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2021 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Partnership had $4.5 billion of storage properties, net of accumulated depreciation as of December 31, 2020. The Partnership performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the storage property.

We identified the evaluation of storage properties for impairment as a critical audit matter. The Partnership uses revenue and expense growth rates, and terminal value capitalization rate assumptions in determining estimated future cash flows as part of its impairment assessment. Changes to these assumptions could have a significant impact on the determination of recoverability of the carrying amount of a storage property and involved subjective auditor judgement.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Partnership’s storage property impairment process, including controls related to the use of the revenue and expense growth rates, and terminal value capitalization rate. We assessed the Partnership’s forecasted growth rates against the Partnership’s historical growth rates and published reports of industry data. We evaluated the Partnership’s expected terminal value capitalization rates by comparing them to published reports of industry data and historical transactions of the Partnership. We also identified the threshold rates at which the revenue and expense growth rates and terminal value capitalization rate assumptions would indicate the storage property may be impaired and analyzed those threshold rates against the published industry data and historical results.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2009.

Philadelphia, Pennsylvania

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees
CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 26, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on CubeSmart L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 26, 2021

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2020	2019

ASSETS
Storage properties	$5,489,754	$4,699,844
Less: Accumulated depreciation	(983,940)	(925,359)
Storage properties, net (including VIE assets of $119,345 and $92,612, respectively)	4,505,814	3,774,485
Cash and cash equivalents	3,592	54,857
Restricted cash	2,637	3,584
Loan procurement costs, net of amortization	3,275	4,059
Investment in real estate ventures, at equity	92,071	91,117
Other assets, net	170,753	101,443
Total assets	$4,778,142	$4,029,545

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,030,372	$1,835,725
Revolving credit facility	117,800	—
Mortgage loans and notes payable, net	216,504	96,040
Lease liabilities - finance leases	65,599	—
Accounts payable, accrued expenses and other liabilities	159,140	137,880
Distributions payable	68,301	64,688
Deferred revenue	29,087	25,313
Security deposits	1,077	475
Total liabilities	2,687,880	2,160,121

Noncontrolling interests in the Operating Partnership	249,414	62,088

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 197,405,989 and 193,557,024 shares issued and outstanding at December 31, 2020 and 2019, respectively	1,974	1,936
Additional paid-in capital	2,805,673	2,674,745
Accumulated other comprehensive loss	(632)	(729)
Accumulated deficit	(974,799)	(876,606)
Total CubeSmart shareholders’ equity	1,832,216	1,799,346
Noncontrolling interests in subsidiaries	8,632	7,990
Total equity	1,840,848	1,807,336
Total liabilities and equity	$4,778,142	$4,029,545

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2020	2019	2018

REVENUES
Rental income	$581,009	$552,404	$517,535
Other property related income	70,723	67,558	60,156
Property management fee income	27,445	23,953	20,253
Total revenues	679,177	643,915	597,944
OPERATING EXPENSES
Property operating expenses	223,634	209,739	196,866
Depreciation and amortization	156,573	163,547	143,350
General and administrative	41,423	38,560	37,712
Total operating expenses	421,630	411,846	377,928
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(75,890)	(72,525)	(62,132)
Loan procurement amortization expense	(2,674)	(2,819)	(2,313)
Loss on early extinguishment of debt	(18,020)	—	—
Equity in earnings (losses) of real estate ventures	178	11,122	(865)
Gains from sale of real estate, net	6,710	1,508	10,576
Other	(240)	1,416	206
Total other expense	(89,936)	(61,298)	(54,528)
NET INCOME	167,611	170,771	165,488
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,825)	(1,708)	(1,820)
Noncontrolling interest in subsidiaries	(165)	54	221
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$165,621	$169,117	$163,889

Basic earnings per share attributable to common shareholders	$0.85	$0.89	$0.89
Diluted earnings per share attributable to common shareholders	$0.85	$0.88	$0.88

Weighted average basic shares outstanding	194,147	190,874	184,653
Weighted average diluted shares outstanding	194,943	191,576	185,495

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2020	2019	2018

NET INCOME	$167,611	$170,771	$165,488
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	—	232	(979)
Reclassification of realized losses (gains) on interest rate swaps	81	70	(60)
OTHER COMPREHENSIVE INCOME (LOSS):	81	302	(1,039)
COMPREHENSIVE INCOME	167,692	171,073	164,449
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,809)	(1,710)	(1,814)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(165)	54	221
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$165,718	$169,417	$162,856

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2017	182,216	$1,822	$2,356,620	$3	$(729,311)	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interest in subsidiaries							925	925
Distributions paid to noncontrolling interest in subsidiaries							(169)	(169)
Issuance of common shares, net	4,291	43	131,786			131,829		131,829
Issuance of restricted shares	86	1				1		1
Issuance of OP units									6,242
Conversion from units to shares	147	1	4,403			4,404		4,404	(4,404)
Exercise of stock options	405	4	3,831			3,835		3,835
Amortization of restricted shares			2,570			2,570		2,570
Share compensation expense			1,541			1,541		1,541
Adjustment for noncontrolling interests in the Operating Partnership					(299)	(299)		(299)	299
Net income (loss)					163,889	163,889	(221)	163,668	1,820
Other comprehensive (loss) income, net				(1,032)	405	(627)		(627)	(6)
Common share distributions ($1.22 per share)					(226,599)	(226,599)		(226,599)	(2,452)
Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interest in subsidiaries							7,376	7,376
Distributions paid to noncontrolling interest in subsidiaries							(188)	(188)
Acquisition of noncontrolling interest in subsidiary			(34,690)			(34,690)	(5,915)	(40,605)
Issuance of common shares, net	5,899	60	196,244			196,304		196,304
Issuance of restricted shares	52
Issuance of OP units									3,576
Conversion from units to shares	80	1	2,485			2,486		2,486	(2,486)
Exercise of stock options	381	4	3,682			3,686		3,686
Amortization of restricted shares			4,487			4,487		4,487
Share compensation expense			1,786			1,786		1,786
Adjustment for noncontrolling interests in the Operating Partnership					(5,918)	(5,918)		(5,918)	5,918
Net income (loss)					169,117	169,117	(54)	169,063	1,708
Other comprehensive income, net				300		300		300	2
Common share distributions ($1.29 per share)					(247,890)	(247,890)		(247,890)	(2,449)
Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Contributions from noncontrolling interest in subsidiaries							682	682
Distributions paid to noncontrolling interest in subsidiaries							(205)	(205)
Issuance of common shares, net	3,627	37	120,690			120,727		120,727
Issuance of restricted shares	60
Issuance of OP units									186,933
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	62		961			961		961
Amortization of restricted shares			4,502			4,502		4,502
Share compensation expense			1,952			1,952		1,952
Adjustment for noncontrolling interests in the Operating Partnership					(4,230)	(4,230)		(4,230)	4,230
Net income					165,621	165,621	165	165,786	1,825
Other comprehensive income (loss), net				97		97		97	(16)
Common share distributions ($1.33 per share)					(259,584)	(259,584)		(259,584)	(2,822)
Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Operating Activities
Net income	$167,611	$170,771	$165,488
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	159,247	166,366	145,663
Loss on early extinguishment of debt	18,020	—	—
Equity in (earnings) losses of real estate ventures	(178)	(11,122)	865
Gains from sale of real estate, net	(6,710)	(1,508)	(10,576)
Equity compensation expense	7,140	6,694	5,572
Accretion of fair market value adjustment of debt	(259)	(718)	(735)
Changes in other operating accounts:
Other assets	(9,674)	(6,578)	(4,937)
Accounts payable and accrued expenses	13,922	6,042	2,653
Other liabilities	1,914	1,821	342
Net cash provided by operating activities	$351,033	$331,768	$304,335
Investing Activities
Acquisitions of storage properties	(417,988)	(117,998)	(214,510)
Additions and improvements to storage properties	(49,857)	(37,569)	(27,626)
Development costs	(55,286)	(102,826)	(86,002)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	(117,959)	—
Investment in real estate ventures	(7,022)	(10,264)	(19,216)
Cash distributed from real estate ventures	6,246	7,096	8,706
Proceeds from sale of real estate, net	12,466	3,856	16,389
Net cash used in investing activities	$(511,441)	$(375,664)	$(322,259)
Financing Activities
Proceeds from:
Unsecured senior notes	445,833	696,426	—
Revolving credit facility	429,085	859,313	679,535
Principal payments on:
Unsecured senior notes	(250,000)	—	—
Revolving credit facility	(311,285)	(1,158,776)	(565,710)
Unsecured term loans	—	(200,000)	—
Mortgage loans and notes payable	(46,093)	(11,652)	(9,816)
Loan procurement costs	(3,764)	(6,023)	—
Debt prepayment costs	(17,584)	—	—
Settlement of hedge transactions	—	(807)	—
Acquisition of noncontrolling interest in subsidiary, net	—	(35,777)	—
Proceeds from issuance of common shares, net	120,727	196,304	131,830
Cash paid upon vesting of restricted shares	(686)	(421)	(1,461)
Exercise of stock options	961	3,686	3,835
Contributions from noncontrolling interests in subsidiaries	—	48	925
Distributions paid to noncontrolling interests in subsidiaries	(205)	(188)	(169)
Distributions paid to common shareholders	(256,253)	(243,859)	(221,328)
Distributions paid to noncontrolling interests in Operating Partnership	(2,540)	(2,419)	(2,393)
Net cash provided by financing activities	$108,196	$95,855	$15,248
Change in cash, cash equivalents and restricted cash	(52,212)	51,959	(2,676)
Cash, cash equivalents and restricted cash at beginning of year	58,441	6,482	9,158
Cash, cash equivalents and restricted cash at end of year	$6,229	$58,441	$6,482
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$80,792	$69,283	$66,829
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(2,623)	$—	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$8,288	$—
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$(8,288)	$—
Right-of-use assets obtained in exchange for lease liabilities	$61,423	$—	$—
Discount on issuance of unsecured senior notes	$4,167	$3,574	$—
Noncash drawdown on revolving credit facility	$—	$103,938	$—
Mortgage loan assumptions	$169,056	$—	$7,166
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$(100,000)	$—
Accretion of put liability	$7,917	$5,895	$24,747
Derivative valuation adjustment	$81	$302	$(633)
Loan procurement costs	$—	$(3,770)	$—
Issuance of OP units (see note 4)	$186,933	$3,576	$6,242
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)	$—
Contributions from noncontrolling interests in subsidiaries	$682	$7,328	$—

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2020	2019

ASSETS
Storage properties	$5,489,754	$4,699,844
Less: Accumulated depreciation	(983,940)	(925,359)
Storage properties, net (including VIE assets of $119,345 and $92,612, respectively)	4,505,814	3,774,485
Cash and cash equivalents	3,592	54,857
Restricted cash	2,637	3,584
Loan procurement costs, net of amortization	3,275	4,059
Investment in real estate ventures, at equity	92,071	91,117
Other assets, net	170,753	101,443
Total assets	$4,778,142	$4,029,545

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,030,372	$1,835,725
Revolving credit facility	117,800	—
Mortgage loans and notes payable, net	216,504	96,040
Lease liabilities - finance leases	65,599	—
Accounts payable, accrued expenses and other liabilities	159,140	137,880
Distributions payable	68,301	64,688
Deferred revenue	29,087	25,313
Security deposits	1,077	475
Total liabilities	2,687,880	2,160,121

Limited Partnership interests of third parties	249,414	62,088

Commitments and contingencies

Capital
Operating Partner	1,832,848	1,800,075
Accumulated other comprehensive loss	(632)	(729)
Total CubeSmart, L.P. capital	1,832,216	1,799,346
Noncontrolling interests in subsidiaries	8,632	7,990
Total capital	1,840,848	1,807,336
Total liabilities and capital	$4,778,142	$4,029,545

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2020	2019	2018

REVENUES
Rental income	$581,009	$552,404	$517,535
Other property related income	70,723	67,558	60,156
Property management fee income	27,445	23,953	20,253
Total revenues	679,177	643,915	597,944
OPERATING EXPENSES
Property operating expenses	223,634	209,739	196,866
Depreciation and amortization	156,573	163,547	143,350
General and administrative	41,423	38,560	37,712
Total operating expenses	421,630	411,846	377,928
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(75,890)	(72,525)	(62,132)
Loan procurement amortization expense	(2,674)	(2,819)	(2,313)
Loss on early extinguishment of debt	(18,020)	—	—
Equity in earnings (losses) of real estate ventures	178	11,122	(865)
Gains from sale of real estate, net	6,710	1,508	10,576
Other	(240)	1,416	206
Total other expense	(89,936)	(61,298)	(54,528)
NET INCOME	167,611	170,771	165,488
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	(165)	54	221
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	167,446	170,825	165,709
Operating Partnership interests of third parties	(1,825)	(1,708)	(1,820)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$165,621	$169,117	$163,889

Basic earnings per unit attributable to common unitholders	$0.85	$0.89	$0.89
Diluted earnings per unit attributable to common unitholders	$0.85	$0.88	$0.88

Weighted average basic units outstanding	194,147	190,874	184,653
Weighted average diluted units outstanding	194,943	191,576	185,495

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2020	2019	2018

NET INCOME	$167,611	$170,771	$165,488
Other comprehensive income (loss):
Unrealized gains (losses) on interest rate swaps	—	232	(979)
Reclassification of realized losses (gains) on interest rate swaps	81	70	(60)
OTHER COMPREHENSIVE INCOME (LOSS):	81	302	(1,039)
COMPREHENSIVE INCOME	167,692	171,073	164,449
Comprehensive income attributable to Operating Partnership interests of third parties	(1,809)	(1,710)	(1,814)
Comprehensive (income) loss attributable to noncontrolling interest in subsidiaries	(165)	54	221
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$165,718	$169,417	$162,856

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Operating	Comprehensive	CubeSmart L.P.	Interest in	Total	Interests
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2017	182,216	$1,629,131	$3	$1,629,134	$6,236	$1,635,370	$54,320
Contributions from noncontrolling interest in subsidiaries					925	925
Distributions paid to noncontrolling interest in subsidiaries					(169)	(169)
Issuance of common OP units, net	4,291	131,829		131,829		131,829
Issuance of restricted OP units	86	1		1		1
Issuance of OP units							6,242
Conversion from OP units to shares	147	4,404		4,404		4,404	(4,404)
Exercise of OP unit options	405	3,835		3,835		3,835
Amortization of restricted OP units		2,570		2,570		2,570
OP unit compensation expense		1,541		1,541		1,541
Adjustment for Operating Partnership interests of third parties		(299)		(299)		(299)	299
Net income (loss)		163,889		163,889	(221)	163,668	1,820
Other comprehensive income (loss), net		405	(1,032)	(627)		(627)	(6)
Common OP unit distributions ($1.22 per unit)		(226,599)		(226,599)		(226,599)	(2,452)
Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interest in subsidiaries					7,376	7,376
Distributions paid to noncontrolling interest in subsidiaries					(188)	(188)
Acquisition of noncontrolling interest in subsidiary		(34,690)		(34,690)	(5,915)	(40,605)
Issuance of common OP units, net	5,899	196,304		196,304		196,304
Issuance of restricted OP units	52
Issuance of OP units							3,576
Conversion from OP units to shares	80	2,486		2,486		2,486	(2,486)
Exercise of OP unit options	381	3,686		3,686		3,686
Amortization of restricted OP units		4,487		4,487		4,487
OP unit compensation expense		1,786		1,786		1,786
Adjustment for Operating Partnership interests of third parties		(5,918)		(5,918)		(5,918)	5,918
Net income (loss)		169,117		169,117	(54)	169,063	1,708
Other comprehensive income, net			300	300		300	2
Common OP unit distributions ($1.29 per unit)		(247,890)		(247,890)		(247,890)	(2,449)
Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Contributions from noncontrolling interest in subsidiaries					682	682
Distributions paid to noncontrolling interest in subsidiaries					(205)	(205)
Issuance of common OP units, net	3,627	120,727		120,727		120,727
Issuance of restricted OP units	60
Issuance of OP units							186,933
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	62	961		961		961
Amortization of restricted OP units		4,502		4,502		4,502
OP unit compensation expense		1,952		1,952		1,952
Adjustment for Operating Partnership interests of third parties		(4,230)		(4,230)		(4,230)	4,230
Net income		165,621		165,621	165	165,786	1,825
Other comprehensive income (loss), net			97	97		97	(16)
Common OP unit distributions ($1.33 per unit)		(259,584)		(259,584)		(259,584)	(2,822)
Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2020	2019	2018
Operating Activities
Net income	$167,611	$170,771	$165,488
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	159,247	166,366	145,663
Loss on early extinguishment of debt	18,020	—	—
Equity in (earnings) losses of real estate ventures	(178)	(11,122)	865
Gains from sale of real estate, net	(6,710)	(1,508)	(10,576)
Equity compensation expense	7,140	6,694	5,572
Accretion of fair market value adjustment of debt	(259)	(718)	(735)
Changes in other operating accounts:
Other assets	(9,674)	(6,578)	(4,937)
Accounts payable and accrued expenses	13,922	6,042	2,653
Other liabilities	1,914	1,821	342
Net cash provided by operating activities	$351,033	$331,768	$304,335
Investing Activities
Acquisitions of storage properties	(417,988)	(117,998)	(214,510)
Additions and improvements to storage properties	(49,857)	(37,569)	(27,626)
Development costs	(55,286)	(102,826)	(86,002)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	(117,959)	—
Investment in real estate ventures	(7,022)	(10,264)	(19,216)
Cash distributed from real estate ventures	6,246	7,096	8,706
Proceeds from sale of real estate, net	12,466	3,856	16,389
Net cash used in investing activities	$(511,441)	$(375,664)	$(322,259)
Financing Activities
Proceeds from:
Unsecured senior notes	445,833	696,426	—
Revolving credit facility	429,085	859,313	679,535
Principal payments on:
Unsecured senior notes	(250,000)	—	—
Revolving credit facility	(311,285)	(1,158,776)	(565,710)
Unsecured term loans	—	(200,000)	—
Mortgage loans and notes payable	(46,093)	(11,652)	(9,816)
Loan procurement costs	(3,764)	(6,023)	—
Debt prepayment costs	(17,584)	—	—
Settlement of hedge transactions	—	(807)	—
Acquisition of noncontrolling interest in subsidiary, net	—	(35,777)	—
Proceeds from issuance of common OP units	120,727	196,304	131,830
Cash paid upon vesting of restricted OP units	(686)	(421)	(1,461)
Exercise of OP unit options	961	3,686	3,835
Contributions from noncontrolling interests in subsidiaries	—	48	925
Distributions paid to noncontrolling interests in subsidiaries	(205)	(188)	(169)
Distributions paid to common OP unitholders	(258,793)	(246,278)	(223,721)
Net cash provided by financing activities	$108,196	$95,855	$15,248
Change in cash, cash equivalents and restricted cash	(52,212)	51,959	(2,676)
Cash, cash equivalents and restricted cash at beginning of year	58,441	6,482	9,158
Cash, cash equivalents and restricted cash at end of year	$6,229	$58,441	$6,482
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$80,792	$69,283	$66,829
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(2,623)	$—	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$8,288	$—
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$(8,288)	$—
Right-of-use assets obtained in exchange for lease liabilities	$61,423	$—	$—
Discount on issuance of unsecured senior notes	$4,167	$3,574	$—
Noncash drawdown on revolving credit facility	$—	$103,938	$—
Mortgage loan assumptions	$169,056	$—	$7,166
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$(100,000)	$—
Accretion of put liability	$7,917	$5,895	$24,747
Derivative valuation adjustment	$81	$302	$(633)
Loan procurement costs	$—	$(3,770)	$—
Issuance of OP units (see note 4)	$186,933	$3,576	$6,242
Acquisition of noncontrolling interest in subsidiary	$—	$(4,828)	$—
Contributions from noncontrolling interests in subsidiaries	$682	$7,328	$—

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2020, the Company owned self-storage properties located in the District of Columbia and 24 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of December 31, 2020, the Parent Company owned approximately 96.4% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”) and if the Company is deemed to be the primary beneficiary in accordance with authoritative guidance issued on the consolidation of VIEs. To the extent that the Company (i) has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) has the obligation or rights to absorb the VIE's losses or receive its benefits, then the Company is considered the primary beneficiary. When an entity is not deemed to be a VIE, the Company considers the provisions of additional guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary, and (ii) entities that are non-VIEs which the Company controls and which the limited partners do not have the ability to dissolve or remove the Company without cause nor substantive participating rights.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2020, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $4.2 million as of December 31, 2020. Disclosure of such redemption provisions is provided in note 12.

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

Self-Storage Properties

Self-storage properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of self-storage properties reflects their purchase price or development cost. Acquisition costs are accounted for in accordance with Accounting Standard Update (“ASU”) No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018, and are generally capitalized. Costs incurred for the renovation of a store are capitalized to the Company’s investment in that store. Ordinary repairs and maintenance are expensed as incurred; major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs to develop self-storage properties are capitalized to construction in progress while the projects are under development.

Purchase Price Allocation

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements and equipment are recorded based upon their respective fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the storage leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below- market lease intangibles associated with assumed ground leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place ground lease and management’s estimate of fair market lease rates. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years. Right-of-use assets associated with finance leases are amortized from the lease commencement date to the earlier of the useful life of the right-to-use asset or the end of the lease term. Fully depreciated or amortized assets and the associated accumulated depreciation or amortization are written off. The Company wrote off fully depreciated or amortized real estate assets and in-place lease intangible assets of $83.4 million and $20.5 million, respectively, for the year ended December 31, 2020, and $81.7 million and $11.3 million, respectively, for the year ended December 31, 2019.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2020, 2019 and 2018.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. There were no stores classified as held for sale as of December 31, 2020.

Cash and Cash Equivalents

Cash and cash equivalents are highly-liquid investments with original maturities of three months or less. The Company may maintain cash equivalents in financial institutions in excess of insured limits, but believes this risk is mitigated by only investing in or through major financial institutions.

Restricted Cash

Restricted cash generally consists of cash deposits required for debt service, capital replacement and expense reserves in connection with the terms of our loan agreements.

Loan Procurement Costs

Loan procurement costs related to borrowings were $38.1 million and $31.5 million as of December 31, 2020 and 2019, respectively, and are reported net of accumulated amortization of $13.1 million and $12.9 million as of December 31, 2020 and 2019, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(in thousands)
Intangible assets, net of accumulated amortization of $2,123 and $10,170	$57,820	$10,283
Accounts receivable, net	5,829	6,386
Prepaid property taxes	6,334	4,706
Prepaid insurance	2,626	2,191
Amounts due from affiliates (see note 14)	13,130	10,450
Assets held in trust related to deferred compensation arrangements	17,207	13,280
Right-of-use assets - operating leases (see note 13)	55,302	41,698
Equity investment recorded at cost (1)	5,000	5,000
Other	7,505	7,449
Total other assets, net	$170,753	$101,443

(1)	On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earn an 11% cumulative dividend prior to any other distributions. The Company’s investment in Capital Storage and the related dividends are included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

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

Revenue Recognition

Management has determined that all of the Company’s leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month.

The Company recognizes gains from sale of real estate in accordance with the guidance on transfer of nonfinancial assets. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized when a valid contract exists, the collectability of the sales price is reasonably assured and the control of the property has transferred.

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. The Company incurred $16.9 million, $11.5 million and $10.3 million in advertising and marketing expenses for the years ended December 31, 2020, 2019 and 2018, respectively, which are included in Property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2020, 2019 and 2018, the Company recognized $1.5 million, $2.1 million and $1.6 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer storage protection plan fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2020, 2019 and 2018, the Company capitalized $2.7 million, $3.0 million and $4.4 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had no outstanding derivatives as of December 31, 2020 or 2019.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $4,384.1 million and $3,909.1 million as of December 31, 2020 and 2019.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2020 consisted of a 74.174% ordinary income distribution, a 2.138% capital gain distribution and a 23.688% return of capital distribution from earnings and profits.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2020, 2019 or 2018.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax asset related to expenses which are deductible for tax purposes in future periods of $0.4 million and $0.7 million as of December 31, 2020 and 2019, respectively.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period. Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method. Potentially dilutive securities calculated under the treasury stock method were 796,000, 702,000 and 842,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

Share-Based Payments

We apply the fair value method of accounting for contingently issued shares and share options issued under our incentive award plan. Accordingly, share compensation expense is recorded ratably over the vesting period relating to such contingently issued shares and options. The Company has recognized compensation expense on a straight-line method over the requisite service period, which is included in general and administrative expense on the Company’s consolidated statement of operations. The Company recognizes forfeitures on share-based payments as they occur.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2020 and 2019.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of certain settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The standard is effective on January 1, 2022, with early adoption permitted, but only as of the beginning of an entity’s annual fiscal year. The Company is currently assessing the impact of the adoption of the new standard on its consolidated financial statements and related disclosures.

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

In August 2017, the FASB issued ASU No. 2017-12 – Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The standard became effective on January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 - Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less are accounted for similar to previous guidance for operating leases. The new standard requires lessors to account for leases using an approach that is substantially equivalent to previous guidance for sales-type leases, direct financing leases and operating leases. The Company adopted the standard on January 1, 2019, the date it became effective for public companies, using the modified retrospective approach whereby the cumulative effect of adoption was recognized on the adoption date and prior periods were not restated. There was no net cumulative effect adjustment to retained earnings as of January 1, 2019 as a result of this adoption. Upon adoption, the Company elected the package of practical expedients permitted within the standard, which among other things, allows for the carryforward of historical lease classification. The Company also elected the practical expedient provided to lessors in a subsequent amendment to the standard that removed the requirement to separate lease and nonlease components, provided certain conditions were met. Refer to note 13 for the impact of the adoption of ASU No. 2016-02 – Leases (Topic 842) on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2020. The stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2019. The stores in Florida, New York, Texas and California provided approximately 17%, 16%, 10% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2018.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2020	2019

	(in thousands)
Land	$1,093,503	$858,541
Buildings and improvements	4,122,995	3,619,594
Equipment	123,044	128,111
Construction in progress	108,316	93,598
Right-of-use assets - finance leases	41,896	—
Storage properties	5,489,754	4,699,844
Less: Accumulated depreciation	(983,940)	(925,359)
Storage properties, net	$4,505,814	$3,774,485

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2020, 2019 and 2018:

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750
2019 Acquisitions:

Maryland Asset	Baltimore-Towson, MD	March 2019	1	$22,000
Florida Assets	Cape Coral-Fort Myers, FL	April 2019	2	19,000
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(1)
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	August 2019	1	14,600
South Carolina Asset	Charleston-North Charleston, SC	August 2019	1	3,300
Texas Asset	Dallas-Fort Worth-Arlington, TX	October 2019	1	7,300
Florida Assets	Orlando-Kissimmee, FL	November 2019	3	32,100
California Asset	Los Angeles-Long Beach-Santa Ana, CA	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	College Station-Bryan, TX	October 2019	1	$4,146
			1	$4,146

2018 Acquisitions:

Texas Asset	Austin-Round Rock, TX	January 2018	1	$12,200
Texas Asset	Houston-Sugar Land-Baytown, TX	May 2018	1	19,000
Metro DC Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	July 2018	1	34,200
Nevada Asset	Las Vegas-Paradise, NV	September 2018	1	14,350
North Carolina Asset	Charlotte-Gastonia-Concord, NC-SC	September 2018	1	11,000
California Asset	Los Angeles-Long Beach-Santa Ana, CA	October 2018	1	53,250
Texas Asset	Houston-Sugar Land-Baytown, TX	October 2018	1	23,150
California Asset	San Diego-Carlsbad-San Marcos, CA	November 2018	1	19,118
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	November 2018	1	37,000
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2018	1	4,250
			10	$227,518

2018 Dispositions:

Arizona Assets	Phoenix-Mesa-Scottsdale, AZ	November 2018	2	$17,502
			2	$17,502

(1)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition, owned 18 storage properties (see note 4).

4.  INVESTMENT ACTIVITY

2020 Acquisitions

The Company acquired a portfolio of eight stores located in the outer boroughs of New York City (the “Storage Deluxe Assets”), in two separate tranches during December 2020, for an aggregate purchase price of $540.0 million. In connection with the acquisition of the Storage Deluxe Assets, the Company assumed six mortgage loans with an aggregate outstanding principal amount of $154.4 million at the time of acquisition, one of which had an outstanding principal balance of $33.2 million and was repaid immediately. The assumed mortgage debt was recorded at a fair value of $169.2 million, which includes an aggregate net premium of $14.8 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded with $210.5 million of cash and $175.1 million through the issuance of 5,272,023 OP Units (see note 12). In connection with the acquisition of the Storage Deluxe Assets, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $48.6 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months. Additionally, as part of the transaction, the Company assumed three existing ground leases as lessee, two of which have been classified as finance leases and one of which has been classified as an operating lease (see note 13).

During the year ended December 31, 2020, the Company acquired 13 additional stores located in Florida (5), Maryland (1), Nevada (1), New Jersey (1), New York (1), Texas (3) and Virginia (1) for an aggregate purchase price of approximately $195.9 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during 2020 was approximately $2.1 million.

Additionally, on July 20, 2020, the Company acquired land underlying a wholly-owned store located in the Bronx, New York for $9.5 million. The land was previously subject to a ground lease in which the Company served as lessee. As a result of the transaction, which was accounted for as an asset acquisition, the Company was released from its obligations under the ground lease, and the right-of-use asset and lease liability totaling $5.1 million and $5.0 million, respectively, were removed from the Company’s consolidated balance sheets.

2020 Disposition

On December 22, 2020, the Company sold a self-storage property located in New York for a sales price of $12.8 million. The Company recorded a $6.7 million gain in connection with the sale.

Development Activity

As of December 31, 2020, the Company had invested in joint ventures to develop six self-storage properties located in Massachusetts (1), New York (2), Pennsylvania (1) and Virginia (2). Construction for all projects is expected to be completed by the second quarter of 2022 (see note 12). As of December 31, 2020, development costs incurred to date for these projects totaled $94.0 million. Total construction costs for these projects are expected to be $150.1 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores since January 1, 2018. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Brooklyn, NY (1)	1	Q2 2020	100%	$45,900
Waltham, MA (2)	1	Q3 2019	100%	18,000
Queens, NY (1)	1	Q2 2019	100%	47,500
Bayonne, NJ (1) (3)	1	Q2 2019	100%	25,100
Bronx, NY (1)	1	Q3 2018	100%	92,100
	5			$228,600

(1)	These stores were previously owned by four separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On February 15, 2019, the noncontrolling member in the venture that owned the Bronx, NY store put its 49% interest in the venture to the Company for $37.8 million. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. On September 29, 2020, the noncontrolling member in the venture that owned the Brooklyn, NY store put its 49% interest in the venture to the Company for $10.0 million, of which $1.0 was paid in cash. The Company issued 276,497 OP Units that were valued at approximately $9.0 million as consideration for the remainder of the purchase price (see note 12). The cash payments related to these transactions are included in Development costs in the consolidated statements of cash flows.

(2)	On August 8, 2019, the Company, through a joint venture in which it owned a 90% interest and that it previously consolidated, completed the construction and opened for operation a store located in Waltham, MA. On September 6, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture for $2.6 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $2.0 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. In conjunction with the Company’s acquisition of the noncontrolling interest, the $10.5 million related party loan extended by the Company to the venture during the construction period was repaid in full.

(3)	This store is subject to a ground lease.

During the fourth quarter of 2015 and the third quarter of 2017, the Company, through two separate joint ventures in which it owned a 90% interest in each and that were previously consolidated, completed the construction and opened for operation a store located in Queens, NY and a store located in New York, NY, respectively. On June 25, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the New York, NY store for $18.5 million, and on June 28, 2019, the Company acquired the noncontrolling member’s 10% interest in the venture that owned the Queens, NY store, for $9.0 million. Prior to these transactions, the noncontrolling member’s interest in each venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in each venture and the stores are now wholly owned, these transactions were accounted for as equity transactions. In each case, the carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest which aggregated to $22.6 million, was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. The $12.4 million related party loan extended by the Company to the venture that owned the Queens, NY store was repaid in conjunction with the Company’s acquisition of the noncontrolling member’s ownership interest.

2019 Acquisitions

During the year ended December 31, 2019, the Company acquired 11 stores located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1) for an aggregate purchase price of approximately $118.3 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.2 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2020 and 2019 was approximately $4.3 million and $1.9 million, respectively. In connection with one of the acquisitions, the Company paid $14.9 million of cash and issued OP Units that were valued at approximately $3.6 million as consideration for the purchase price (see note 12).

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2020 and 2019 was approximately $6.0 million and $8.3 million, respectively.

2019 Disposition

On October 7, 2019, the Company sold a self-storage property located in Texas for a sales price of $4.1 million. The Company recorded a $1.5 million gain in connection with the sale.

2018 Acquisitions

During the year ended December 31, 2018, the Company acquired ten stores located in California (2), Illinois (1), Nevada (1), New York (1), North Carolina (1), Texas (3) and the District of Columbia (1), including one store upon completion of construction and the issuance of a certificate of occupancy, for an aggregate purchase price of approximately $227.5 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated a portion of the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consist of in-place leases, which aggregated $11.3 million at the time of the acquisitions and prior to any amortization of such amounts. The estimated life of these in-place leases was 12 months, and the amortization expense that was recognized during the years ended December 31, 2019 and 2018 was approximately $8.2 million and $3.1 million, respectively. In connection with one of the acquired stores, the Company assumed a $7.2 million mortgage loan that was immediately repaid by the Company. The remainder of the purchase price was funded with $0.2 million of cash and $4.8 million through the issuance of 168,011 OP Units (see note 12).

2018 Dispositions

On November 28, 2018, the Company sold two stores in Arizona for an aggregate sales price of approximately $17.5 million. In connection with these sales, the Company recorded gains that totaled approximately $10.6 million.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in real estate ventures, in which it holds a common ownership interest, are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2020	2019	2020	2019
191 IV CUBE Southeast LLC ("HVPSE") (1)	10%	14	—	$5,015	$—
191 IV CUBE LLC ("HVP IV") (2)	20%	21	21	21,760	23,112
CUBE HHF Northeast Venture LLC ("HHFNE") (3)	10%	13	13	1,628	1,998
CUBE HHF Limited Partnership ("HHF") (4)	50%	35	35	63,668	66,007
		83	69	$92,071	$91,117

(1)	On March 19, 2020, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 14 self-storage properties located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(2)	The stores owned by HVP IV are located in Arizona (2), Connecticut (2), Florida (4), Georgia (2), Maryland (1), Minnesota (1) Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $26.3 million. As of December 31, 2020, HVP IV had $82.2 million outstanding on its $107.0 million loan facility, which bears interest at LIBOR plus 1.70% per annum, and matures on May 16, 2021 with options to extend the maturity date through May 16, 2023, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement. As of

December 31, 2020, HVP IV also had $55.5 million outstanding under a separate secured loan that bears interest at LIBOR plus 2.75% per annum, and matures on June 9, 2022 with options to extend the maturity date through June 9, 2024, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of December 31, 2020, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(4)	The stores owned by HHF are located in North Carolina (1) and Texas (34). As of December 31, 2020, HHF had an outstanding $100.0 million secured loan, which bears interest at 3.59% per annum and matures on April 30, 2021. On January 21, 2021, HHF entered into a new $105.0 million secured loan, which bears interest at 2.58% per annum and matures on February 5, 2028. HHF used the proceeds from the new loan to repay its existing outstanding $100.0 million loan in full.

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

Based upon the facts and circumstances at formation of HVPSE, HVP IV, HHFNE, and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting (except for HVP III, which was consolidated as of June 6, 2019). The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings (losses) of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2020 and 2019:

	December 31,
	2020	2019 (1)

Assets	(in thousands)
Storage properties, net	$662,833	$552,791
Other assets	18,112	11,997
Total assets	$680,945	$564,788

Liabilities and equity
Other liabilities	$11,588	$10,064
Debt	359,985	280,392
Equity
CubeSmart	92,071	91,117
Joint venture partners	217,301	183,215
Total liabilities and equity	$680,945	$564,788

(1)	Excludes HVPSE as it acquired its initial assets on March 19, 2020.

The following is a summary of results of operations of the Ventures for the years ended December 31, 2020, 2019 and 2018:

	For the year ended December 31,
	2020	2019	2018

	(in thousands)
Total revenues	$67,239	$72,582	$90,111
Operating expenses	(30,755)	(32,134)	(37,899)
Other expenses	(430)	(3,227)	(938)
Interest expense, net	(11,585)	(14,927)	(13,311)
Depreciation and amortization	(33,086)	(30,107)	(41,972)
Gains from sale of real estate, net	—	106,667	—
Net (loss) income	$(8,617)	$98,854	$(4,009)
Company’s share of net income (loss)	$178	$11,122	$(865)

The results of operations above include the periods from January 1, 2018 through June 6, 2019 (date of consolidation) for HVP III and March 19, 2020 (date of initial store acquisition) through December 31, 2020 for HVPSE.

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2020	2019	Interest Rate	Date	Date

	(in thousands)
$250M 4.800% Guaranteed Notes due 2022 (1)	$—	$250,000	4.82%	Jun-12	Jul-22
$300M 4.375% Guaranteed Notes due 2023 (2)	300,000	300,000	4.33%	Various (2)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (3)	300,000	300,000	3.99%	Various (3)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	—	2.10%	Oct-20	Feb-31
Principal balance outstanding	2,050,000	1,850,000
Less: Discount on issuance of unsecured senior notes, net	(7,470)	(3,860)
Less: Loan procurement costs, net	(12,158)	(10,415)
Total unsecured senior notes, net	$2,030,372	$1,835,725

(1)	On October 30, 2020, the Operating Partnership redeemed, in full, its $250.0 million of outstanding 4.800% senior notes due 2022 (the “2022 Notes”), with proceeds from its $450.0 million of 2.000% senior notes due 2031 issued on October 6, 2020. In connection with the redemption of the 2022 Notes, the Operating Partnership recognized a loss on early debt extinguishment of $18.0 million, of which $17.6 million represents a prepayment premium and $0.4 represents the write-off of unamortized loan procurement costs.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(3)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2020, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of December 31, 2020, borrowings under the Revolver had an effective weighted average interest rate of 1.24%. Additionally, as of December 31, 2020, $631.6 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2020, the Operating Partnership was in compliance with all of its financial covenants.

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

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2020	2019	Interest Rate	Date

	(in thousands)
Bronx VII, NY (1)	$—	$7,805	4.56%	Nov-20
Bronx VIII, NY (1)	—	2,740	4.61%	Nov-20
Bronx IX, NY	21,030	21,547	4.85%	Jun-21
Bronx X, NY	23,148	24,042	4.64%	Jun-21
Nashville V, TN	2,261	2,313	3.85%	Jun-23
New York, NY	29,981	30,588	3.51%	Jun-23
Annapolis I, MD	5,283	5,459	3.78%	May-24
Brooklyn XV, NY	15,713	—	2.15%	May-24
Long Island City IV, NY	12,852	—	2.15%	May-24
Long Island City II, NY	19,094	—	2.25%	Jul-26
Long Island City III, NY	19,106	—	2.25%	Aug-26
Flushing II, NY	54,300	—	2.15%	Jul-29
Principal balance outstanding	202,768	94,494
Plus: Unamortized fair value adjustment	15,879	1,833
Less: Loan procurement costs, net	(2,143)	(287)
Total mortgage loans and notes payable, net	$216,504	$96,040

(1)	These mortgage loans were repaid in full on November 2, 2020.

As of December 31, 2020 and 2019, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $539.2 million and $206.3 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2020 (in thousands):

2021	$46,383
2022	2,426
2023	32,591
2024	32,329
2025	979
2026 and thereafter	88,060
Total mortgage payments	202,768
Plus: Unamortized fair value adjustment	15,879
Less: Loan procurement costs, net	(2,143)
Total mortgage loans and notes payable, net	$216,504

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 10 for details). The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2020 and 2019.

	December 31,
	2020	2019

	(in thousands)
Beginning balance	$(737)	$(1,039)
Unrealized gains on interest rate swaps	-	232
Reclassification of realized losses on interest rate swaps (1)	81	70
Ending balance	(656)	(737)
Less: portion included in noncontrolling interests in the Operating Partnership	24	8
Total accumulated other comprehensive loss included in equity	$(632)	$(729)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its consolidated statement of operations realized and unrealized gains and losses with respect to the derivative. As of December 31, 2020 and 2019, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2020. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in 2021.

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

There were no financial assets or liabilities carried at fair value as of December 31, 2020 and 2019.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values as of December 31, 2020 and 2019. The aggregate carrying value of the Company’s debt was $2,364.7 million and $1,931.8 million as of December 31, 2020 and 2019, respectively. The estimated fair value of the Company’s debt was $2,571.3 million and $2,037.6 million as of December 31, 2020 and 2019, respectively. The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2020 and 2019. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated joint ventures. The Company has determined that these ventures are variable interest entities, and that the Company is the primary beneficiary. Accordingly, the Company consolidates the assets, liabilities and results of operations of the joint ventures in the table below:

			Date Opened /	CubeSmart
	Number		Estimated	Ownership	December 31, 2020
Consolidated Joint Ventures	of Stores	Location	Opening	Interest	Total Assets	Total Liabilities

					(in thousands)
CS Vienna, LLC ("Vienna") (1)	1	Vienna, VA	Q2 2022 (est.)	72%	$16,424	$4,981
CS 750 W Merrick Rd, LLC ("Merrick") (2)	1	Valley Stream, NY	Q1 2022 (est.)	51%	12,090	5,269
CS Valley Forge Village Storage, LLC ("VFV") (3)	1	King of Prussia, PA	Q2 2021 (est.)	70%	18,129	9,806
Shirlington Rd II, LLC ("SH2") (4)	1	Arlington, VA	Q1 2021 (est.)	90%	18,821	1,046
CS 2087 Hempstead Tpk, LLC ("Hempstead") (2)	1	East Meadow, NY	Q1 2021 (est.)	51%	22,079	7,576
CS SDP Newtonville, LLC ("Newton") (3)	1	Newton, MA	Q1 2021 (est.)	90%	17,808	11,289
Shirlington Rd, LLC ("SH1") (4)	1	Arlington, VA	Q2 2015	90%	14,511	171
	7				$119,862	$40,138

(1)	On December 23, 2020, the Company and the noncontrolling member contributed a previously wholly-owned operating property (the “Vienna Operating Property”) and a parcel of land (the “Vienna Land”), respectively, to Vienna. The Vienna Operating Property and the Vienna Land are located in close proximity to each other in Vienna, VA. The members intend to construct a new store on the Vienna Land, which, upon completion, will be combined with the Vienna Operating Property and operated by the venture as a single store. The Company has a related party commitment to Vienna to fund all or a portion of the construction costs. As of December 31, 2020, the Company has funded $4.9 million of a total $17.0 million loan commitment to Vienna, which is included in the total liabilities amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(2)	The noncontrolling members of Merrick and Hempstead have the option to put their ownership interest in the ventures to the Company for $17.1 million and $6.6 million (the “Put Option”), respectively, within the two-year period after construction of each store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling members of Merrick and Hempstead for $17.1 million and $6.6 million, respectively, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units, in exchange for the noncontrolling member’s interest in Merrick and Hempstead. The Company is accreting the respective liabilities during the development periods and, as of December 31, 2020, has accrued $4.9 million and $5.9 million, related to Merrick and Hempstead, respectively, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(3)	The Company has related party commitments to VFV and Newton to fund a portion of the construction costs. As of December 31, 2020, the Company has funded $6.9 million of a total $12.4 million loan commitment to VFV and $9.6 million of a total $12.1 million loan commitment to Newton, which are included in the total liability amounts within the table above. These loans and the related interest were eliminated for consolidation purposes.

(4)	On March 7, 2019, the Company acquired the noncontrolling member’s ownership interest in SH1, inclusive of its promoted interest in the venture, for $10.0 million. Prior to this transaction, the noncontrolling member’s interest was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the joint venture, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the $9.7 million difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company. In conjunction with the Company’s acquisition of the noncontrolling interest in SH1, the $12.2 million related party loan extended by the Company to the venture during the construction period was repaid in full. Subsequently, the noncontrolling member re-acquired a 10% interest in SH1 and a 10% interest in SH2 for a combined $4.8 million, which is included in Noncontrolling interests in subsidiaries on the consolidated balance sheets.

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

Approximately 3.6% and 1.0% of the outstanding OP Units as of December 31, 2020 and 2019, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

In two separate tranches during December 2020, the Company acquired the Storage Deluxe Assets for an aggregate purchase price of $540.0 million. In connection with the acquisition of the Storage Deluxe Assets, the Company issued 5,272,023 OP Units valued at approximately $175.1 million to fund a portion of the purchase price.

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

As of December 31, 2020 and 2019, 7,420,828 and 1,972,308 OP Units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP Units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of December 31, 2020 and 2019. As of December 31, 2020 and 2019, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $4.2 million and $5.9 million, respectively.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the years ended December 31, 2020 and 2019, administrative and late fees totaled $20.0 million and $22.6 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms of up to 44 years. Certain of the Company’s leases contain provisions that (1) provide for one or more options to renew, with renewal options that can extend the lease term up to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

Right-of-use assets represent the Company’s right to use an underlying asset during the lease term and lease liabilities represent the Company’s obligation to make lease payments as specified in the lease. Right-of-use assets and lease liabilities related to the Company’s leases are recognized at the lease commencement date based on the present value of the remaining lease payments over the lease term. As the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available surrounding the Company’s unsecured borrowing rates and implied secured spread at the lease commencement date in determining the present value of lease payments. The right-of-use asset also includes any lease payments made at or before lease commencement less any lease incentives.

For the years ended December 31, 2020 and 2019, the Company’s lease cost consists of the following components:

	Year Ended December 31,
	2020	2019

Finance lease cost:
Amortization of finance lease right-of-use assets	$49	$—
Interest expense related to finance lease liabilities	64	—
Operating lease cost	2,856	3,304
Short-term lease cost (1)	1,114	1,227
Total lease cost	$4,083	$4,531

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of December 31, 2020 and 2019:

	December 31,
	2020	2019

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,896	$—
Lease liabilities included in Lease liabilities - finance leases	$65,599	$—

Operating Leases
Right-of-use assets included in Other assets, net	$55,302	$41,698
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$53,595	$46,391

Weighted Average Lease Term (in years)
Finance leases	43.5	—
Operating leases	34.8	35.9

Weighted Average Discount Rate
Finance leases	3.25%	—%
Operating leases	4.46%	4.74%

The following table represents the future lease liability maturities as of December 31, 2020 (in thousands):

	Finance	Operating
2021	$1,936	$2,511
2022	2,183	2,639
2023	2,183	2,690
2024	2,183	2,540
2025	2,224	2,539
2026 and thereafter	122,932	99,290
Total lease payments	133,641	112,209
Less: Imputed interest	(68,042)	(58,614)
Present value of lease liabilities	$65,599	$53,595

As of December 31, 2020, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2020, 2019 and 2018 were $3.8 million, $4.0 million and $4.5 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $13.1 million and $10.5 million as of December 31, 2020 and 2019, respectively, and are included in Other Assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $21.4 million and $3.1 million as of December 31, 2020 and 2019, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVPSE, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the years ended December 31, 2020, 2019 and 2018, the Company recognized $0.7 million, $2.1 million and $0.6 million, respectively, in fees associated with property transactions (including fees associated with HVP III). Property transaction fees are included in Other income on the consolidated statements of operations.

15.  COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of six new self-storage properties (see note 4), which will require payments of approximately $48.4 million, due in installments upon completion of certain construction milestones, during 2021 and 2022.

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

Upon shareholder approval of the amendment and restatement of the 2007 Plan on June 1, 2016, 4,500,000 additional common shares were made available for award under the 2007 Plan. As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the 2007 Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share

Reserve”. As of December 31, 2020: (i) 3,233,009 common shares remained available for future awards under the 2007 Plan; (ii) 664,364 unvested restricted share awards were outstanding under the 2007 Plan; and (iii) 2,118,090 common shares were subject to outstanding options under the 2007 Plan (with the outstanding options having a weighted average exercise price of $26.37 per share and a weighted average term to maturity of 6.39 years).

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

Share Options

The fair values for options granted in 2020, 2019 and 2018 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2020		2019		2018
Risk-free interest rate	1.9%		2.7%		2.5%
Expected dividend yield	3.9%		3.9%		3.7%
Volatility (1)	20.00%		32.00%		32.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$3.66		$6.35		$6.24

(1)	Expected volatility is based upon the level of volatility historically experienced.

(2)	Expected life is based upon our expectations of share option recipients’ expected exercise and termination patterns.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options. In addition, option-pricing models require the input of highly subjective assumptions, including the expected share price volatility. Volatility for the 2020, 2019 and 2018 grants was based on the trading history of the Company’s shares.

In 2020, 2019 and 2018, the Company recognized compensation expense related to options issued to employees and executives of approximately $2.0 million, $1.8 million and $1.5 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. During 2020, 607,010 share options were issued for which the fair value of the options at their respective grant dates was approximately $2.2 million. The share options vest over three years. As of December 31, 2020, the Company had approximately $2.1 million of unrecognized option compensation cost related to all grants that will be recorded over the next two years.

The table below summarizes the option activity under the 2004 Plan and the 2007 Plan for the years ended December 31, 2020, 2019 and 2018:

The table below summarizes the option activity under the 2004 Plan and the 2007 Plan for the years ended December 31, 2020, 2019 and 2018:

	Number of Shares Upon Option	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (years)
Balance at December 31, 2017	1,833,173	$16.55	5.26
Options granted	305,805	27.85	9.08
Options canceled	(74,748)	26.95	—
Options exercised	(405,227)	9.47	1.98
Balance at December 31, 2018	1,659,003	$19.89	5.52
Options granted	324,409	28.69	9.01
Options exercised	(381,059)	9.67	1.00
Balance at December 31, 2019	1,602,353	$24.10	6.26
Options granted	607,010	31.48	9.01
Options canceled	(29,814)	30.46	—
Options exercised	(61,459)	15.65	2.55
Balance at December 31, 2020	2,118,090	$26.37	6.39

Vested or expected to vest at December 31, 2020	2,118,090	$26.37	6.39
Exercisable at December 31, 2020	1,235,816	$23.46	4.78

As of December 31, 2020, the aggregate intrinsic value of options outstanding, of options that vested or are expected to vest, and of options that were exercisable was approximately $15.3 million. The aggregate intrinsic value of options exercised was approximately $0.9 million, $9.1 million and $8.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Restricted Shares

The Company applies the fair value method of accounting for contingently issued shares. As such, each grant is recognized ratably over the related vesting period. There were 188,371 restricted shares and share units issued during the year ended December 31, 2020, which vest over three to five years. The fair value of the restricted shares and share units issued during the year ended December 31, 2020 was approximately $6.1 million at their respective grant dates. There were 180,607 restricted shares and share units issued during the year ended December 31, 2019 for which the fair value of the restricted shares and share units at their respective grant dates was approximately $5.8 million. As of December 31, 2020 the Company had approximately $6.0 million of remaining unrecognized restricted share and share unit compensation costs that will be recognized over the next five years. Restricted share awards are considered to be performance awards and are valued using the share price on the grant date. The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense related to restricted shares and share units issued to employees and Trustees of approximately $5.2 million, $4.9 million and $4.0 million, respectively; these amounts were recorded in general and administrative expense. The following table presents non-vested restricted share and share unit activity during 2020:

Number of Non-
Vested Restricted
Shares and Share Units
Non-Vested at January 1, 2020	489,964
Granted	188,371
Vested	(74,860)
Forfeited	(20,072)
Non-Vested at December 31, 2020	583,403

On January 1, 2020, 54,978 restricted share units were granted to certain executives. The restricted share units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date. The deferred share units will be awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period. The fair value of the restricted share units on the grant date was approximately $2.2 million. The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards. The restricted share units will cliff vest upon the third anniversary of the effective date, or December 31, 2022. The compensation expense recognized related to these awards and remaining unrecognized compensation costs are included in the amounts disclosed above.

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

17.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2020	2019	2018

	(dollars and shares in thousands, except per share amounts)
Net income	$167,611	$170,771	$165,488
Noncontrolling interests in the Operating Partnership	(1,825)	(1,708)	(1,820)
Noncontrolling interest in subsidiaries	(165)	54	221
Net income attributable to the Company’s common shareholders	$165,621	$169,117	$163,889

Weighted average basic shares outstanding	194,147	190,874	184,653
Share options and restricted share units	796	702	842
Weighted average diluted shares outstanding (1)	194,943	191,576	185,495

Basic earnings per share attributable to common shareholders	$0.85	$0.89	$0.89
Diluted earnings per share attributable to common shareholders (2)	$0.85	$0.88	$0.88

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2020	2019	2018

	(dollars and units in thousands, except per unit amounts)
Net income	$167,611	$170,771	$165,488
Operating Partnership interests of third parties	(1,825)	(1,708)	(1,820)
Noncontrolling interest in subsidiaries	(165)	54	221
Net income attributable to common unitholders	$165,621	$169,117	$163,889

Weighted average basic units outstanding	194,147	190,874	184,653
Unit options and restricted share units	796	702	842
Weighted average diluted units outstanding (1)	194,943	191,576	185,495

Basic earnings per unit attributable to common unitholders	$0.85	$0.89	$0.89
Diluted earnings per unit attributable to common unitholders (2)	$0.85	$0.88	$0.88

(1)	For the years ended December 31, 2020, 2019 and 2018, the Company declared cash dividends per common share/unit of $1.33, $1.29 and $1.22, respectively.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit as the exercise price was higher than the average share price of the Company for the years ended December 31, 2020 and 2018 were 0.8 million and 0.2 million, respectively. There were no anti-dilutive options for the year ended December 31, 2019.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 7,420,828; 1,972,308 and 1,945,570 as of December 31, 2020, 2019 and 2018, respectively. There were 197,405,989; 193,557,024 and 187,145,103 common units outstanding as of December 31, 2020, 2019 and 2018, respectively.

Common Shares

The Company maintains an at-the-market equity program that enables it to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). The Company’s sales activity under the program for the years ended December 31, 2020, 2019 and 2018 is summarized below:

	For the year ended December 31,
	2020	2019	2018

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	3,627	5,899	4,291
Average sales price per share	$33.69	$33.64	$31.09
Net proceeds after deducting offering costs	$120,727	$196,304	$131,835

The proceeds from the sales of common shares under the program during the years ended December 31, 2020, 2019 and 2018 were used to fund acquisitions of storage properties and for general corporate purposes. As of December 31, 2020, 2019 and 2018, 10.9 million common shares, 4.6 million common shares and 10.5 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

18.  INCOME TAXES

Deferred income taxes are established for temporary differences between the financial reporting basis and tax basis of assets and liabilities at the enacted tax rates expected to be in effect when the temporary differences reverse. A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that all or some portion of the deferred tax asset will not be realized. No valuation allowance was recorded as of December 31, 2020 or 2019. As of December 31, 2020 and 2019, the Company had

net deferred tax assets of $0.4 million and $0.8 million, respectively, which are included in Other assets, net on the Company’s consolidated balance sheets. The Company believes it is more likely than not the deferred tax assets will be realized.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2020

(dollars in thousands)

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2020
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Chandler I, AZ	47,880		327	1,257	642	327	1,541	1,868	598	2005
Chandler II, AZ	82,905		1,518	7,485	239	1,518	7,721	9,239	1,795	2013
Gilbert I, AZ	57,075		951	4,688	212	951	4,895	5,846	1,206	2013
Gilbert II, AZ	114,530		1,199	11,846	180	1,199	12,026	13,225	1,456	2016
Glendale, AZ	56,807		201	2,265	1,393	418	3,070	3,488	1,636	1998
Green Valley, AZ	25,050		298	1,153	286	298	1,080	1,378	413	2005
Mesa I, AZ	52,575		920	2,739	463	921	2,756	3,677	1,348	2006
Mesa II, AZ	45,511		731	2,176	420	731	2,267	2,998	1,112	2006
Mesa III, AZ	59,209		706	2,101	510	706	2,228	2,934	1,072	2006
Peoria, AZ	110,780		1,436	7,082	263	1,436	7,344	8,780	1,333	2015
Phoenix III, AZ	121,855		2,115	10,429	458	2,115	10,886	13,001	2,361	2014
Phoenix IV, AZ	69,710		930	12,277	119	930	12,396	13,326	1,486	2016
Queen Creek, AZ	94,442		1,159	5,716	107	1,159	5,824	6,983	1,083	2015
Scottsdale, AZ	108,240		443	4,879	6,283	883	10,044	10,927	3,170	1998
Surprise , AZ	72,575		584	3,761	192	584	3,953	4,537	641	2015
Tempe I, AZ	77,543		941	3,283	850	941	3,615	4,556	996	2005 / 2019
Tempe II, AZ	68,409		588	2,898	2,167	588	5,065	5,653	1,475	2013
Tucson I, AZ	59,800		188	2,078	1,167	384	2,741	3,125	1,525	1998
Tucson II, AZ	43,950		188	2,078	1,166	391	2,759	3,150	1,502	1998
Tucson III, AZ	49,820		532	2,048	397	533	1,811	2,344	712	2005
Tucson IV, AZ	48,040		674	2,595	455	675	2,286	2,961	910	2005
Tucson V, AZ	45,184		515	1,980	424	515	1,787	2,302	743	2005
Tucson VI, AZ	40,766		440	1,692	336	430	1,506	1,936	599	2005
Tucson VII, AZ	52,663		670	2,576	443	670	2,266	2,936	923	2005
Tucson VIII, AZ	46,650		589	2,265	483	589	2,068	2,657	820	2005
Tucson IX, AZ	67,496		724	2,786	521	725	2,424	3,149	998	2005
Tucson X, AZ	46,350		424	1,633	391	425	1,507	1,932	606	2005
Tucson XI, AZ	42,700		439	1,689	451	439	1,618	2,057	746	2005
Tucson XII, AZ	42,275		671	2,582	420	672	2,231	2,903	886	2005
Tucson XIII, AZ	45,800		587	2,258	376	587	1,942	2,529	811	2005
Tucson XIV, AZ	48,995		707	2,721	538	708	2,360	3,068	990	2005
Benicia, CA	74,770		2,392	7,028	579	2,392	5,517	7,909	2,083	2005
Citrus Heights, CA	75,620		1,633	4,793	328	1,634	3,667	5,301	1,460	2005
Corona, CA	95,474		2,107	10,385	421	2,107	10,805	12,912	2,084	2014
Diamond Bar, CA	103,488		2,522	7,404	395	2,524	5,647	8,171	2,231	2005
Escondido, CA	143,645		3,040	11,804	344	3,040	9,788	12,828	4,082	2007
Fallbrook, CA	45,926		133	1,492	1,975	432	2,921	3,353	1,606	1997
Fremont, CA	51,189		1,158	5,711	199	1,158	5,911	7,069	1,331	2014
Lancaster, CA	60,475		390	2,247	1,146	556	2,657	3,213	1,273	2001
Long Beach I, CA	124,541		3,138	14,368	1,151	3,138	13,583	16,721	6,388	2006
Long Beach II, CA	71,130		3,424	13,987	250	3,424	14,237	17,661	394	2019
Los Angeles, CA	77,023		23,289	25,867	146	23,289	26,013	49,302	1,566	2018
Murrieta, CA	49,775		1,883	5,532	341	1,903	4,228	6,131	1,648	2005
North Highlands, CA	57,094		868	2,546	692	868	2,418	3,286	957	2005
Ontario, CA	93,490		1,705	8,401	483	1,705	8,884	10,589	1,787	2014
Orangevale, CA	50,542		1,423	4,175	432	1,423	3,341	4,764	1,350	2005
Pleasanton, CA	83,600		2,799	8,222	623	2,799	6,424	9,223	2,363	2005
Rancho Cordova, CA	53,978		1,094	3,212	513	1,095	2,728	3,823	1,073	2005
Rialto I, CA	57,391		899	4,118	375	899	3,918	4,817	1,820	2006
Rialto II, CA	99,783		277	3,098	1,894	672	4,192	4,864	2,405	1997
Riverside I, CA	67,320		1,351	6,183	675	1,351	6,026	7,377	2,869	2006
Riverside II, CA	85,101		1,170	5,359	574	1,170	5,128	6,298	2,411	2006
Roseville, CA	59,944		1,284	3,767	513	1,284	3,152	4,436	1,312	2005
Sacramento I, CA	50,764		1,152	3,380	527	1,152	2,865	4,017	1,126	2005
Sacramento II, CA	111,831		2,085	6,750	709	2,086	6,211	8,297	1,640	2005/2017
San Bernardino I, CA	31,070		51	572	1,219	182	1,458	1,640	793	1997
San Bernardino II, CA	41,426		112	1,251	1,439	306	2,135	2,441	1,152	1997
San Bernardino III, CA	35,416		98	1,093	1,371	242	1,963	2,205	1,103	1997
San Bernardino IV, CA	83,352		1,872	5,391	482	1,872	4,654	6,526	1,817	2005
San Bernardino V, CA	56,803		783	3,583	752	783	3,803	4,586	1,798	2006
San Bernardino VII, CA	78,695		1,475	6,753	522	1,290	6,524	7,814	3,115	2006
San Bernardino VIII, CA	111,833		1,691	7,741	766	1,692	6,554	8,246	3,183	2006
San Diego, CA	87,287		1,185	16,740	301	1,186	17,040	18,226	1,114	2018
San Marcos, CA	37,425		775	2,288	274	776	1,869	2,645	727	2005
Santa Ana, CA	63,931		1,223	5,600	542	1,223	5,348	6,571	2,524	2006
South Sacramento, CA	52,390		790	2,319	488	791	2,060	2,851	818	2005
Spring Valley, CA	55,085		1,178	5,394	1,028	1,178	5,678	6,856	2,695	2006
Temecula I, CA	81,340		660	4,735	1,310	899	5,190	6,089	2,467	1998
Temecula II, CA	84,520		3,080	5,839	1,254	3,080	6,157	9,237	2,368	2007
Vista I, CA	74,238		711	4,076	2,508	1,118	5,245	6,363	2,482	2001
Vista II, CA	147,723		4,629	13,599	511	4,629	10,133	14,762	3,838	2005
Walnut, CA	50,664		1,578	4,635	529	1,595	3,771	5,366	1,461	2005
West Sacramento, CA	39,765		1,222	3,590	275	1,222	2,792	4,014	1,112	2005
Westminster, CA	68,293		1,740	5,142	401	1,743	3,932	5,675	1,623	2005
Aurora, CO	75,717		1,343	2,986	641	1,343	2,726	4,069	1,075	2005
Centennial, CO	62,400		1,281	8,958	119	1,281	9,077	10,358	1,243	2016
Colorado Springs I, CO	47,975		771	1,717	554	771	1,751	2,522	709	2005
Colorado Springs II, CO	62,400		657	2,674	291	656	2,457	3,113	1,198	2006
Denver I, CO	59,200		673	2,741	617	646	2,880	3,526	1,314	2006
Denver II, CO	74,420		1,430	7,053	190	1,430	7,211	8,641	1,894	2012
Denver III, CO	76,025		1,828	12,109	99	1,828	12,208	14,036	1,621	2016
Federal Heights, CO	54,848		878	1,953	359	879	1,730	2,609	714	2005
Golden, CO	87,800		1,683	3,744	633	1,684	3,335	5,019	1,375	2005
Littleton, CO	53,490		1,268	2,820	435	1,268	2,483	3,751	991	2005
Northglenn, CO	43,102		862	1,917	609	662	2,118	2,780	823	2005

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2020
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Bloomfield, CT	48,700		78	880	2,439	360	2,695	3,055	1,413	1997
Branford, CT	50,629		217	2,433	1,731	504	3,451	3,955	1,964	1995
Bristol, CT	53,425		1,819	3,161	445	1,819	2,608	4,427	978	2005
East Windsor, CT	45,816		744	1,294	579	744	1,381	2,125	648	2005
Enfield, CT	52,875		424	2,424	512	473	2,154	2,627	1,074	2001
Gales Ferry, CT	54,905		240	2,697	1,690	489	3,660	4,149	2,178	1995
Manchester I, CT	46,925		540	3,096	569	563	2,666	3,229	1,253	2002
Manchester II, CT	52,725		996	1,730	451	996	1,579	2,575	642	2005
Manchester III, CT	60,103		671	3,308	200	671	3,508	4,179	795	2014
Milford, CT	44,885		87	1,050	1,368	274	1,914	2,188	1,032	1996
Monroe, CT	63,700		2,004	3,483	946	2,004	3,089	5,093	1,296	2005
Mystic, CT	50,850		136	1,645	2,198	410	3,068	3,478	1,701	1996
Newington I, CT	42,270		1,059	1,840	315	1,059	1,547	2,606	646	2005
Newington II, CT	35,640		911	1,584	372	911	1,412	2,323	593	2005
Norwalk I, CT	30,166		646	3,187	70	646	3,241	3,887	872	2012
Norwalk II, CT	82,225		1,171	15,422	467	1,171	15,889	17,060	2,104	2016
Old Saybrook I, CT	86,975		3,092	5,374	743	3,092	4,228	7,320	1,753	2005
Old Saybrook II, CT	26,425		1,135	1,973	302	1,135	1,579	2,714	678	2005
Shelton, CT	78,405		1,613	9,032	571	1,613	8,519	10,132	2,464	2011
South Windsor, CT	72,075		90	1,127	1,560	272	2,281	2,553	1,264	1996
Stamford, CT	28,907		1,941	3,374	207	1,941	2,471	4,412	993	2005
Wilton, CT	84,526		2,409	12,261	816	2,421	13,137	15,558	3,664	2012
Washington I, DC	62,685		871	12,759	1,045	894	11,079	11,973	4,432	2008
Washington II, DC	82,452		3,152	13,612	469	3,154	12,305	15,459	3,501	2011
Washington III, DC	78,215		4,469	15,438	121	4,469	15,559	20,028	2,248	2016
Washington IV, DC	71,948		6,359	20,417	274	6,369	20,681	27,050	1,754	2017
Washington V, DC	114,200		13,908	18,770	177	13,917	18,938	32,855	1,408	2018
Boca Raton, FL	37,968		529	3,054	1,677	813	3,621	4,434	1,770	2001
Boynton Beach I, FL	61,765		667	3,796	2,017	958	4,472	5,430	2,187	2001
Boynton Beach II, FL	61,484		1,030	2,968	621	1,030	2,864	3,894	1,166	2005
Boynton Beach III, FL	67,368		1,225	6,037	320	1,225	6,358	7,583	1,356	2014
Boynton Beach IV, FL	76,564		1,455	7,171	179	1,455	7,351	8,806	1,287	2015
Bradenton I, FL	68,389		1,180	3,324	458	1,170	2,962	4,132	1,196	2004
Bradenton II, FL	88,063		1,931	5,561	1,212	1,931	5,094	7,025	2,189	2004
Cape Coral I, FL	76,857		472	2,769	2,650	830	4,079	4,909	2,366	2000
Cape Coral II, FL	67,955		1,093	5,387	115	1,093	5,502	6,595	1,086	2014
Coconut Creek I, FL	78,846		1,189	5,863	205	1,189	6,031	7,220	1,597	2012
Coconut Creek II, FL	90,137		1,937	9,549	214	1,937	9,764	11,701	2,173	2014
Dania Beach, FL	180,776		3,584	10,324	1,827	3,584	9,589	13,173	4,123	2004
Dania, FL	58,315		205	2,068	1,775	481	3,143	3,624	1,758	1996
Davie, FL	80,985		1,268	7,183	1,372	1,373	6,263	7,636	2,905	2001
Deerfield Beach, FL	57,280		946	2,999	2,047	1,311	4,529	5,840	2,453	1998
Delray Beach I, FL	67,545		798	4,539	855	883	4,105	4,988	2,060	2001
Delray Beach II, FL	75,788		957	4,718	284	957	4,996	5,953	1,242	2013
Delray Beach III, FL	94,210		2,086	10,286	190	2,086	10,477	12,563	2,198	2014
Delray Beach IV, FL	97,208		2,208	14,384	37	2,208	14,421	16,629	1,346	2017
Edgewater, FL	98,375		1,362	12,251	1	1,362	12,252	13,614	—	2020
Ft. Lauderdale I, FL	70,343		937	3,646	2,641	1,384	5,597	6,981	2,964	1999
Ft. Lauderdale II, FL	49,662		862	4,250	112	862	4,364	5,226	985	2013
Ft. Myers I, FL	67,504		303	3,329	1,012	328	3,338	3,666	1,840	1999
Ft. Myers II, FL	83,325		1,030	5,080	189	1,030	5,269	6,299	1,117	2014
Ft. Myers III, FL	81,554		1,148	5,658	241	1,148	5,899	7,047	1,238	2014
Ft. Myers IV, FL	70,051		992	8,287	168	992	8,455	9,447	394	2019
Ft. Myers V, FL	62,370		950	7,763	129	950	7,892	8,842	366	2019
Jacksonville I, FL	79,735		1,862	5,362	216	1,862	4,399	6,261	1,698	2005
Jacksonville II, FL	65,129		950	7,004	228	950	5,675	6,625	2,372	2007
Jacksonville III, FL	65,780		860	7,409	1,081	1,670	6,078	7,748	2,538	2007
Jacksonville IV, FL	95,605		870	8,049	1,238	1,651	7,204	8,855	2,995	2007
Jacksonville V, FL	82,593		1,220	8,210	493	1,220	6,958	8,178	2,904	2007
Jacksonville VI, FL	70,795		755	3,725	170	755	3,894	4,649	777	2014
Kendall, FL	75,495		2,350	8,106	497	2,350	6,830	9,180	2,851	2007
Lake Worth I, FL	158,754		183	6,597	7,838	354	11,180	11,534	5,963	1998
Lake Worth II, FL	86,884		1,552	7,654	210	1,552	7,863	9,415	1,693	2014
Lake Worth III, FL	92,510		957	4,716	249	957	4,966	5,923	930	2015
Lakeland, FL	53,629		81	896	1,542	256	1,846	2,102	922	1994
Leisure City, FL	56,185		409	2,018	277	409	2,283	2,692	609	2012
Lutz I, FL	71,595		901	2,478	463	901	2,323	3,224	939	2004
Lutz II, FL	69,232		992	2,868	440	992	2,546	3,538	1,072	2004
Margate I, FL	53,660		161	1,763	2,385	399	3,466	3,865	1,995	1996
Margate II, FL	65,380		132	1,473	2,215	383	3,052	3,435	1,569	1996
Merritt Island, FL	66,996		2,450	4,762	722	2,575	4,522	7,097	1,287	2002/2020
Miami I, FL	46,500		179	1,999	1,934	484	2,918	3,402	1,631	1996
Miami II, FL	66,860		253	2,544	1,965	561	3,670	4,231	2,002	1996
Miami III, FL	151,420		4,577	13,185	1,017	4,577	11,155	15,732	4,485	2005
Miami IV, FL	76,695		1,852	10,494	1,051	1,963	9,983	11,946	3,100	2011
Miramar, FL	80,080		1,206	5,944	190	1,206	6,132	7,338	1,475	2013
Naples I, FL	48,100		90	1,010	2,788	270	3,252	3,522	1,778	1996
Naples II, FL	65,850		148	1,652	4,425	558	5,377	5,935	3,006	1997
Naples III, FL	80,205		139	1,561	4,319	598	4,233	4,831	2,387	1997
Naples IV, FL	40,725		262	2,980	701	407	3,084	3,491	1,750	1998
New Smyrna Beach I, FL	87,504		1,261	6,215	350	1,261	6,564	7,825	1,290	2014
New Smyrna Beach II, FL	109,355		1,514	11,869	1	1,514	11,870	13,384	—	2020
North Palm Beach, FL	45,800		1,374	7,649	63	1,374	7,712	9,086	1,011	2017
Oakland Park, FL	63,706		3,007	10,145	59	3,007	10,204	13,211	900	2017
Ocoee, FL	76,150		1,286	3,705	344	1,286	3,188	4,474	1,256	2005
Orange City, FL	59,580		1,191	3,209	366	1,191	2,786	3,977	1,168	2004
Orlando II, FL	63,184		1,589	4,576	263	1,589	3,776	5,365	1,521	2005
Orlando III, FL	101,190		1,209	7,768	975	1,209	7,355	8,564	3,130	2006
Orlando IV, FL	76,801		633	3,587	207	633	3,290	3,923	1,064	2010
Orlando V, FL	75,377		950	4,685	149	950	4,780	5,730	1,234	2012
Orlando VI, FL	67,275		640	3,154	176	640	3,330	3,970	674	2014
Orlando VII, FL	78,610		896	9,142	211	896	9,353	10,249	287	2019
Orlando VIII, FL	126,225		2,208	12,685	1	2,208	12,686	14,894	—	2020

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2020
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Oviedo, FL	49,236		440	2,824	667	440	2,814	3,254	1,251	2006
Palm Coast I, FL	47,400		555	2,735	136	555	2,871	3,426	659	2014
Palm Coast II, FL	128,690		1,511	7,450	455	1,511	7,906	9,417	1,797	2014
Palm Harbor, FL	82,685		2,457	16,178	420	2,387	16,668	19,055	2,143	2016
Pembroke Pines, FL	67,321		337	3,772	3,019	953	5,615	6,568	3,111	1997
Royal Palm Beach II, FL	81,178		1,640	8,607	349	1,640	7,294	8,934	3,074	2007
Sanford I, FL	61,810		453	2,911	245	453	2,588	3,041	1,092	2006
Sanford II, FL	69,875		1,003	4,944	255	1,003	5,198	6,201	1,054	2014
Sarasota, FL	71,142		333	3,656	1,527	529	3,964	4,493	2,102	1999
St. Augustine, FL	59,720		135	1,515	3,564	383	4,469	4,852	2,532	1996
St. Petersburg, FL	66,025		2,721	10,173	467	2,721	10,640	13,361	1,418	2016
Stuart, FL	87,456		324	3,625	3,317	685	5,943	6,628	3,364	1997
SW Ranches, FL	65,042		1,390	7,598	309	1,390	6,043	7,433	2,532	2007
Tampa I, FL	83,938		2,670	6,249	311	2,670	5,207	7,877	2,178	2007
Tampa II, FL	74,790		2,291	10,262	290	2,291	10,552	12,843	1,363	2016
Tampa III, FL	40,125		989	7,997	—	988	7,998	8,986	—	2020
West Palm Beach I, FL	66,831		719	3,420	1,905	835	4,069	4,904	1,954	2001
West Palm Beach II, FL	94,113		2,129	8,671	606	2,129	7,121	9,250	3,014	2004
West Palm Beach III, FL	77,410		804	3,962	148	804	4,106	4,910	1,054	2012
West Palm Beach IV, FL	102,722		1,499	7,392	362	1,499	7,753	9,252	1,663	2014
Winter Park I, FL	54,416		866	4,268	192	866	4,459	5,325	888	2014
Winter Park II, FL	95,938		1,897	9,286	176	1,897	9,462	11,359	298	2019
Winter Springs, FL	61,965		1,248	7,259	163	1,248	7,422	8,670	231	2019
Alpharetta, GA	90,501		806	4,720	1,117	917	4,126	5,043	1,956	2001
Atlanta I, GA	66,600		822	4,053	145	822	4,182	5,004	1,103	2012
Atlanta II, GA	81,565		1,890	11,579	10	1,890	11,589	13,479	492	2019
Austell, GA	83,655		1,635	4,711	476	1,643	4,531	6,174	1,943	2006
Decatur, GA	145,320		616	6,776	586	616	6,347	6,963	3,699	1998
Duluth, GA	70,885		373	2,044	652	373	2,370	2,743	607	2011
Lawrenceville, GA	73,890		546	2,903	552	546	3,024	3,570	912	2011
Lithia Springs, GA	73,200		748	5,552	469	719	6,049	6,768	970	2015
Norcross I, GA	85,320		514	2,930	1,108	632	3,104	3,736	1,448	2001
Norcross II, GA	52,595		366	2,025	256	366	1,989	2,355	617	2011
Norcross III, GA	46,955		938	4,625	109	938	4,733	5,671	1,335	2012
Norcross IV, GA	57,475		576	2,839	149	576	2,979	3,555	795	2012
Norcross V, GA	50,030		881	3,083	60	881	3,143	4,024	152	2019
Peachtree City I, GA	49,875		435	2,532	826	529	2,572	3,101	1,233	2001
Peachtree City II, GA	59,950		398	1,963	184	398	2,144	2,542	575	2012
Smyrna, GA	57,015		750	4,271	375	750	3,520	4,270	1,700	2001
Snellville, GA	80,050		1,660	4,781	437	1,660	4,554	6,214	1,923	2007
Suwanee I, GA	85,125		1,737	5,010	385	1,737	4,677	6,414	1,971	2007
Suwanee II, GA	79,590		800	6,942	165	622	5,888	6,510	2,457	2007
Villa Rica, GA	65,281		757	5,616	185	757	5,801	6,558	961	2015
Addison, IL	31,575		428	3,531	626	428	3,326	3,754	1,388	2004
Aurora, IL	73,985		644	3,652	308	644	3,101	3,745	1,280	2004
Bartlett, IL	51,395		931	2,493	445	931	2,303	3,234	943	2004
Bellwood, IL	86,500		1,012	5,768	1,197	1,012	5,219	6,231	2,469	2001
Blue Island, IL	55,125		633	3,120	147	633	3,267	3,900	602	2015
Bolingbrook, IL	83,315		1,675	8,254	219	1,675	8,473	10,148	1,695	2014
Chicago I, IL	95,942		2,667	13,118	1,079	2,667	14,197	16,864	2,923	2014
Chicago II, IL	79,815		833	4,035	109	833	4,145	4,978	820	2014
Chicago III, IL	84,825		2,427	11,962	862	2,427	12,823	15,250	2,647	2014
Chicago IV, IL	60,420		1,296	6,385	160	1,296	6,545	7,841	1,203	2015
Chicago V, IL	51,775		1,044	5,144	147	1,044	5,290	6,334	967	2015
Chicago VI, IL	71,748		1,596	9,535	80	1,596	9,615	11,211	1,361	2016
Chicago VII, IL	89,904		—	11,191	354	—	11,545	11,545	1,103	2017
Countryside, IL	97,648		2,607	12,684	643	2,607	13,328	15,935	2,583	2014
Des Plaines, IL	69,450		1,564	4,327	893	1,564	4,179	5,743	1,761	2004
Downers Grove, IL	71,625		1,498	13,153	347	1,498	13,500	14,998	1,909	2016
Elk Grove Village, IL	64,104		1,446	3,535	332	1,446	2,926	4,372	1,235	2004
Evanston, IL	57,740		1,103	5,440	537	1,103	5,976	7,079	1,430	2013
Glenview I, IL	100,085		3,740	10,367	626	3,740	8,560	12,300	3,582	2004
Glenview II, IL	30,844		725	3,144	107	725	3,251	3,976	223	2018
Gurnee, IL	80,300		1,521	5,440	455	1,521	4,548	6,069	1,878	2004
Hanover, IL	41,190		1,126	2,197	413	1,126	2,038	3,164	850	2004
Harvey, IL	60,090		869	3,635	616	869	3,348	4,217	1,318	2004
Joliet, IL	72,865		547	4,704	329	547	3,937	4,484	1,649	2004
Kildeer, IL	74,438		2,102	2,187	4,607	1,997	6,374	8,371	1,465	2004
Lombard, IL	58,728		1,305	3,938	1,078	1,305	3,891	5,196	1,602	2004
Maywood, IL	60,225		749	3,689	84	749	3,773	4,522	691	2015
Mount Prospect, IL	65,000		1,701	3,114	679	1,701	3,047	4,748	1,299	2004
Mundelein, IL	44,700		1,498	2,782	551	1,498	2,658	4,156	1,074	2004
North Chicago, IL	53,500		1,073	3,006	880	1,073	3,107	4,180	1,203	2004
Plainfield I, IL	53,900		1,770	1,715	377	1,740	1,638	3,378	679	2004
Plainfield II, IL	52,100		694	2,000	349	694	1,832	2,526	713	2005
Riverwoods, IL	73,883		1,585	7,826	97	1,585	7,923	9,508	1,021	2017
Schaumburg, IL	31,160		538	645	342	538	783	1,321	309	2004
Streamwood, IL	64,305		1,447	1,662	629	1,447	1,822	3,269	759	2004
Warrenville, IL	48,326		1,066	3,072	567	1,066	2,922	3,988	1,153	2005
Waukegan, IL	79,500		1,198	4,363	690	1,198	3,988	5,186	1,686	2004
West Chicago, IL	48,175		1,071	2,249	597	1,071	2,242	3,313	916	2004
Westmont, IL	53,400		1,155	3,873	345	1,155	3,319	4,474	1,384	2004
Wheeling I, IL	54,210		857	3,213	584	857	2,977	3,834	1,227	2004
Wheeling II, IL	67,825		793	3,816	655	793	3,476	4,269	1,440	2004
Woodridge, IL	50,252		943	3,397	422	943	3,027	3,970	1,235	2004
Schererville, IN	67,600		1,134	5,589	85	1,134	5,674	6,808	1,193	2014
Boston I, MA	33,286		538	3,048	295	538	2,912	3,450	947	2010
Boston II, MA	59,920		1,516	8,628	952	1,516	7,118	8,634	3,214	2002
Boston III, MA	108,205		3,211	15,829	835	3,211	16,664	19,875	3,346	2014
Brockton I, MA	59,993		577	4,394	1,270	577	5,664	6,241	940	2015
Brockton II, MA	69,375		1,900	3,520	26	1,900	3,546	5,446	179	2019
East Bridgewater, MA	35,905		1,039	4,748	15	1,039	4,763	5,802	207	2019
Fall River, MA	75,900		1,794	11,684	102	1,794	11,786	13,580	506	2019

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2020
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Franklin, MA	63,405		2,034	5,704	18	2,034	5,722	7,756	271	2019
Haverhill, MA	60,589		669	6,610	244	669	6,854	7,523	1,113	2015
Holbrook, MA	56,100		1,688	8,033	77	1,688	8,110	9,798	374	2019
Lawrence, MA	34,672		585	4,737	286	585	5,023	5,608	843	2015
Leominster, MA	54,048		90	1,519	2,701	338	3,572	3,910	1,893	1998
Medford, MA	58,705		1,330	7,165	359	1,330	6,032	7,362	2,379	2007
Milford, MA	44,950		1,222	6,638	7	1,222	6,645	7,867	296	2019
New Bedford, MA	69,775		1,653	9,950	47	1,653	9,997	11,650	425	2019
Stoneham, MA	62,200		1,558	7,679	324	1,558	8,003	9,561	1,952	2013
Tewksbury, MA	62,402		1,537	7,579	289	1,537	7,867	9,404	1,686	2014
Walpole, MA	75,040		634	13,069	583	634	13,652	14,286	1,763	2016
Waltham, MA	87,840		2,683	14,491	4	2,683	14,495	17,178	746	2019
Annapolis I, MD	92,302	5,283	2,643	13,938	132	2,643	14,070	16,713	1,504	2017
Annapolis II, MD	78,331		2,425	17,890	55	2,425	17,945	20,370	942	2019
Baltimore, MD	96,550		1,050	5,997	1,753	1,173	5,576	6,749	2,591	2001
Beltsville, MD	63,657		1,277	6,295	183	1,268	6,471	7,739	1,551	2013
California, MD	77,840		1,486	4,280	389	1,486	3,659	5,145	1,507	2004
Capitol Heights, MD	79,600		2,704	13,332	72	2,704	13,405	16,109	2,311	2015
Clinton, MD	84,225		2,182	10,757	172	2,182	10,925	13,107	2,473	2013
District Heights, MD	80,365		1,527	8,313	670	1,527	7,802	9,329	2,306	2011
Elkridge, MD	63,475		1,155	5,695	255	1,120	5,986	7,106	1,395	2013
Gaithersburg I, MD	87,045		3,124	9,000	642	3,124	7,533	10,657	3,109	2005
Gaithersburg II, MD	74,050		2,383	11,750	98	2,383	11,848	14,231	2,057	2015
Hyattsville, MD	52,830		1,113	5,485	159	1,113	5,621	6,734	1,348	2013
Jessup, MD	83,908		2,399	13,541	66	2,399	13,607	16,006	273	2020
Laurel, MD	162,896		1,409	8,035	4456	1,928	9,516	11,444	4,348	2001
Temple Hills I, MD	97,270		1,541	8,788	2759	1,800	8,990	10,790	4,294	2001
Temple Hills II, MD	84,325		2,229	10,988	100	2,229	11,089	13,318	2,442	2014
Timonium, MD	66,717		2,269	11,184	274	2,269	11,458	13,727	2,542	2014
Upper Marlboro, MD	62,240		1,309	6,455	163	1,309	6,598	7,907	1,596	2013
Bloomington, MN	101,028		1,598	12,298	374	1,598	12,672	14,270	1,526	2016
Belmont, NC	81,850		385	2,196	1,086	451	2,461	2,912	1,176	2001
Burlington I, NC	109,170		498	2,837	959	498	2,978	3,476	1,542	2001
Burlington II, NC	42,165		320	1,829	600	340	1,882	2,222	883	2001
Cary, NC	111,650		543	3,097	1,003	543	3,394	3,937	1,698	2001
Charlotte I, NC	69,000		782	4,429	1,788	1,068	4,761	5,829	2,130	2002
Charlotte II, NC	53,683		821	8,764	78	821	8,842	9,663	1,018	2016
Charlotte III, NC	69,037		1,974	8,211	98	1,974	8,309	10,283	596	2018
Charlotte IV, NC	37,700		721	1,425	6	721	1,431	2,152	80	2019
Cornelius, NC	59,546		2,424	4,991	1,133	2,424	6,124	8,548	1,008	2015
Pineville, NC	77,747		2,490	9,169	212	2,490	9,380	11,870	1,538	2015
Raleigh, NC	48,675		209	2,398	483	296	2,402	2,698	1,329	1998
Bayonne, NJ	96,938			23,007	11	—	23,018	23,018	1,564	2019
Bordentown, NJ	50,550		457	2,255	204	457	2,445	2,902	639	2012
Brick, NJ	54,910		234	2,762	1,769	485	3,681	4,166	2,062	1996
Cherry Hill I, NJ	51,700		222	1,260	254	222	1,291	1,513	402	2010
Cherry Hill II, NJ	65,450		471	2,323	351	471	2,637	3,108	675	2012
Clifton, NJ	105,550		4,346	12,520	821	4,340	10,494	14,834	4,050	2005
Cranford, NJ	90,656		290	3,493	3,004	779	5,301	6,080	2,911	1996
East Hanover, NJ	107,704		504	5,763	4,790	1,315	8,568	9,883	4,764	1996
Egg Harbor I, NJ	36,025		104	510	200	104	700	804	200	2010
Egg Harbor II, NJ	70,400		284	1,608	482	284	1,865	2,149	601	2010
Elizabeth, NJ	38,684		751	2,164	761	751	2,360	3,111	975	2005
Fairview, NJ	27,896		246	2,759	840	246	2,978	3,224	1,602	1997
Freehold, NJ	81,470		1,086	5,355	415	1,086	5,731	6,817	1,478	2012
Hamilton, NJ	70,550		1,885	5,430	574	1,893	5,231	7,124	2,232	2006
Hoboken I, NJ	38,584		1,370	3,947	1,002	1,370	3,808	5,178	1,575	2005
Hoboken II, NJ	85,178		19,854	26,529	34	19,867	26,550	46,417	499	2020
Linden, NJ	100,425		517	6,008	2,837	1,043	7,294	8,337	4,063	1996
Lumberton, NJ	96,025		987	4,864	332	987	5,152	6,139	1,364	2012
Morris Township, NJ	77,226		500	5,602	3,529	1,072	7,468	8,540	3,964	1997
Parsippany, NJ	84,705		475	5,322	6,293	844	10,258	11,102	4,100	1997
Rahway, NJ	83,121		1,486	7,326	752	1,486	8,079	9,565	1,968	2013
Randolph, NJ	52,565		855	4,872	1,653	1,108	4,835	5,943	2,217	2002
Ridgefield, NJ	67,803		1,810	8,925	460	1,810	9,385	11,195	1,639	2015
Roseland, NJ	53,569		1,844	9,759	462	1,844	10,221	12,065	1,667	2015
Sewell, NJ	59,226		484	2,766	1,480	706	3,168	3,874	1,557	2001
Somerset, NJ	57,335		1,243	6,129	624	1,243	6,751	7,994	1,755	2012
Whippany, NJ	92,070		2,153	10,615	680	2,153	11,295	13,448	2,714	2013
Albuquerque I, NM	65,927		1,039	3,395	474	1,039	2,743	3,782	1,081	2005
Albuquerque II, NM	58,798		1,163	3,801	447	1,163	3,020	4,183	1,194	2005
Albuquerque III, NM	57,536		664	2,171	443	664	1,860	2,524	759	2005
Henderson, NV	75,150		1,246	6,143	144	1,246	6,286	7,532	1,250	2014
Las Vegas I, NV	48,732		1,851	2,986	614	1,851	3,183	5,034	1,743	2006
Las Vegas II, NV	71,425		3,354	5,411	2,955	3,355	7,783	11,138	2,981	2006
Las Vegas III, NV	84,400		1,171	10,034	140	1,171	10,174	11,345	1,248	2016
Las Vegas IV, NV	90,527		1,116	8,575	398	1,116	8,973	10,089	1,180	2016
Las Vegas V, NV	107,226		1,460	9,560	198	1,460	9,758	11,218	1,164	2016
Las Vegas VI, NV	92,732		1,386	12,299	182	1,386	12,481	13,867	1,382	2016
Las Vegas VII, NV	94,525		1,575	11,483	216	1,575	11,699	13,274	759	2018
Las Vegas VIII, NV	59,565		2,186	13,334	1	2,186	13,335	15,521	31	2020
Baldwin, NY	61,355		1,559	7,685	692	1,559	8,376	9,935	1,499	2015
Brightwaters, NY	22,502		2,216	4,029	2	2,216	4,031	6,247	11	2020
Bronx I, NY	67,864		2,014	11,411	1,443	2,014	11,260	13,274	3,697	2010
Bronx II, NY	99,028		—	28,289	11,802	10,019	29,537	39,556	8,650	2011
Bronx III, NY	105,835		6,459	36,180	286	6,460	32,119	38,579	9,342	2011
Bronx IV, NY	77,015		—	22,074	179	—	19,597	19,597	5,716	2011
Bronx V, NY	54,704		—	17,556	279	—	15,724	15,724	4,595	2011
Bronx VI, NY	45,970		—	16,803	400	—	15,171	15,171	4,441	2011
Bronx VII, NY	78,700		—	22,512	246	—	22,866	22,866	6,426	2012
Bronx VIII, NY	30,550		1,245	6,137	406	1,251	6,572	7,823	1,830	2012
Bronx IX, NY	147,810	21,030	7,967	39,279	1,647	7,967	40,921	48,888	11,413	2012
Bronx X, NY	159,805	23,148	9,090	44,816	637	9,090	45,422	54,512	12,196	2012

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2020
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Bronx XI, NY	46,425		—	17,130	391	—	17,523	17,523	3,181	2014
Bronx XII, NY	100,945		—	31,603	114	—	31,717	31,717	4,716	2016
Bronx XIII, NY	199,459		19,622	68,378	1,193	19,684	69,509	89,193	6,184	2018
Bronx XIV, NY	110,630		—	49,649	1	—	49,650	49,650	—	2020
Brooklyn I, NY	64,631		1,795	10,172	475	1,795	9,226	11,021	3,004	2010
Brooklyn II, NY	60,845		1,601	9,073	578	1,601	8,331	9,932	2,750	2010
Brooklyn III, NY	41,610		2,772	13,570	208	2,772	13,860	16,632	4,045	2011
Brooklyn IV, NY	37,560		2,283	11,184	282	2,284	11,529	13,813	3,364	2011
Brooklyn V, NY	47,070		2,374	11,636	164	2,374	11,853	14,227	3,446	2011
Brooklyn VI, NY	74,180		4,210	20,638	180	4,211	20,925	25,136	6,081	2011
Brooklyn VII, NY	72,725		5,604	27,452	473	5,604	28,090	33,694	8,151	2011
Brooklyn VIII, NY	61,525		4,982	24,561	273	4,982	24,834	29,816	5,257	2014
Brooklyn IX, NY	46,950		2,966	14,620	314	2,966	14,935	17,901	3,158	2014
Brooklyn X, NY	55,913		3,739	7,703	3,154	4,885	9,710	14,595	1,695	2015
Brooklyn XI, NY	110,025		10,093	35,385	256	10,093	35,641	45,734	5,212	2016
Brooklyn XII, NY	131,813		7,249	40,230	43	7,250	40,272	47,522	4,149	2017
Brooklyn XIII, NY	89,580		16,159	27,974	2	16,159	27,976	44,135	622	2020
Brooklyn XIV, NY	77,496		—	22,671	20	—	22,691	22,691	—	2020
Brooklyn XV, NY	70,025	15,713	31,031	28,476	21	31,031	28,497	59,528	—	2020
College Point, NY	131,382		39,273	49,781	21	39,273	49,802	89,075	—	2020
Flushing I, NY	64,995		17,177	17,356	123	17,177	17,479	34,656	1,018	2018
Flushing II, NY	168,069	54,300	54,458	98,876	21	54,458	98,897	153,355	—	2020
Holbrook, NY	60,372		2,029	10,737	97	2,029	10,834	12,863	1,763	2015
Jamaica I, NY	91,483		2,043	11,658	3,092	2,043	12,015	14,058	5,543	2001
Jamaica II, NY	92,780		5,391	26,413	462	5,391	27,018	32,409	7,884	2011
Long Island City I, NY	88,800		5,700	28,101	284	5,700	28,385	34,085	5,465	2014
Long Island City II, NY	66,069	19,094	23,927	30,005	21	23,928	30,025	53,953	—	2020
Long Island City III, NY	81,430	19,106	—	42,044	20	—	42,064	42,064	—	2020
Long Island City IV, NY	67,855	12,852	21,389	26,622	21	21,389	26,643	48,032	—	2020
New Rochelle I, NY	44,076		1,673	4,827	1,242	1,673	4,958	6,631	2,026	2005
New Rochelle II, NY	63,385		3,167	2,713	481	3,762	18,953	22,715	5,311	2012
New York, NY	95,050	29,981	42,022	38,753	414	42,022	39,167	81,189	3,796	2017
North Babylon, NY	78,350		225	2,514	4,271	568	5,632	6,200	3,102	1998
Queens I, NY	82,875		5,158	12,339	1,212	5,160	13,549	18,709	2,419	2015
Queens II, NY	90,548		6,208	25,815	532	6,208	26,347	32,555	4,478	2016
Queens III, NY	87,168		13,663	32,025	270	13,663	32,295	45,958	2,347	2019
Riverhead, NY	38,690		1,068	1,149	240	1,068	876	1,944	366	2005
Southold, NY	59,945		2,079	2,238	363	2,079	1,753	3,832	738	2005
Staten Island, NY	96,573		1,919	9,463	960	1,919	10,423	12,342	2,520	2013
Tuckahoe, NY	51,248		2,363	17,411	374	2,363	12,014	14,377	3,496	2011
West Hempstead, NY	83,395		2,237	11,030	283	2,237	11,276	13,513	2,959	2012
White Plains, NY	85,894		3,295	18,049	1,303	3,295	16,854	20,149	5,142	2011
Woodhaven, NY	50,435		2,015	11,219	314	2,015	10,235	12,250	2,943	2011
Wyckoff, NY	60,440		1,961	11,113	453	1,961	10,081	12,042	3,208	2010
Yorktown, NY	78,909		2,382	11,720	245	2,382	11,979	14,361	3,504	2011
Cleveland I, OH	46,000		525	2,592	400	524	2,249	2,773	876	2005
Cleveland II, OH	58,325		290	1,427	274	289	1,227	1,516	492	2005
Columbus I, OH	71,905		1,234	3,151	191	1,239	2,867	4,106	1,396	2006
Columbus II, OH	36,809		769	3,788	433	769	4,221	4,990	845	2014
Columbus III, OH	51,200		326	1,607	142	326	1,750	2,076	363	2014
Columbus IV, OH	61,150		443	2,182	165	443	2,346	2,789	476	2014
Columbus V, OH	73,325		838	4,128	168	838	4,296	5,134	857	2014
Columbus VI, OH	63,525		701	3,454	280	701	3,734	4,435	726	2014
Grove City, OH	89,290		1,756	4,485	386	1,761	4,250	6,011	1,996	2006
Hilliard, OH	89,290		1,361	3,476	376	1,366	3,364	4,730	1,592	2006
Lakewood, OH	39,332		405	854	711	405	474	879	209	1989
Lewis Center, OH	76,224		1,056	5,206	163	1,056	5,369	6,425	1,076	2014
Middleburg Heights, OH	93,200		63	704	2,481	332	2,510	2,842	1,337	1980
North Olmsted I, OH	48,672		63	704	1,665	214	1,861	2,075	1,010	1979
North Olmsted II, OH	47,850		290	1,129	1,318	469	1,019	1,488	775	1988
North Randall, OH	80,297		515	2,323	3,333	898	4,036	4,934	2,047	1998
Reynoldsburg, OH	67,245		1,290	3,295	452	1,295	3,286	4,581	1,564	2006
Strongsville, OH	43,683		570	3,486	460	570	3,111	3,681	1,346	2007
Warrensville Heights, OH	90,281		525	766	3,325	935	3,468	4,403	1,845	1980
Westlake, OH	62,700		509	2,508	358	508	2,081	2,589	828	2005
Conshohocken, PA	81,285		1,726	8,508	377	1,726	8,832	10,558	2,301	2012
Exton, PA	57,750		541	2,668	263	519	2,919	3,438	746	2012
Langhorne, PA	64,838		1,019	5,023	619	1,019	5,641	6,660	1,479	2012
Levittown, PA	77,815		926	5,296	1,407	926	4,983	5,909	2,402	2001
Malvern, PA	18,820		2,959	18,198	1,976	2,959	20,115	23,074	3,855	2013
Montgomeryville, PA	84,145		975	4,809	486	975	5,233	6,208	1,350	2012
Norristown, PA	74,560		662	3,142	2,478	638	5,750	6,388	1,374	2011
Philadelphia I, PA	96,864		1,461	8,334	3,028	1,461	8,011	9,472	3,574	2001
Philadelphia II, PA	68,279		1,012	4,990	333	1,012	5,323	6,335	1,174	2014
Exeter, RI	41,275		547	2,697	380	547	3,077	3,624	597	2014
Johnston, RI	77,275		1,061	5,229	166	1,061	5,395	6,456	1,067	2014
Wakefield, RI	47,895		823	4,058	219	823	4,278	5,101	828	2014
Charleston I, SC	58,840		606	1,763	181	606	1,944	2,550	100	2019
Charleston II, SC	40,950		570	1,986	95	570	2,081	2,651	98	2019
Goose Creek I, SC	52,475		771	5,307	77	771	5,384	6,155	233	2019
Goose Creek II, SC	41,419		409	2,641	139	409	2,780	3,189	111	2019
Mount Pleasant, SC	72,671		1,434	9,826	57	1,434	9,883	11,317	435	2019
North Charleston I, SC	54,955		755	5,349	38	755	5,387	6,142	233	2019
North Charleston II, SC	56,895		809	2,129	41	809	2,170	2,979	109	2019
North Charleston III, SC	54,184		763	2,038	94	763	2,132	2,895	107	2019
Woonsocket, RI	79,100		1,049	5,172	563	1,049	5,734	6,783	1,103	2014
Antioch, TN	75,985		588	4,906	464	588	3,935	4,523	1,534	2005
Nashville I, TN	108,490		405	3,379	1,237	405	3,569	3,974	1,359	2005
Nashville II, TN	83,174		593	4,950	379	593	3,962	4,555	1,556	2005
Nashville III, TN	101,525		416	3,469	611	416	3,744	4,160	1,743	2006
Nashville IV, TN	102,450		992	8,274	574	992	7,603	8,595	3,617	2006
Nashville V, TN	74,560	2,261	895	4,311	926	895	5,238	6,133	1,149	2015
Nashville VI, TN	72,416		2,749	7,702	276	2,749	7,978	10,727	1,304	2015

						Gross Carrying Amount at
			Initial Cost		Costs	December 31, 2020
				Buildings	Subsequent		Buildings		Accumulated	Year
	Square			&	to		&		Depreciation	Acquired/
Description	Footage	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)	Developed
Nashville VII, TN	65,681		1,116	8,592	20	1,116	8,612	9,728	378	2019
Nashville VIII, TN	71,234		1,363	8,820	21	1,363	8,841	10,204	391	2019
Allen, TX	62,330		714	3,519	149	714	3,656	4,370	988	2012
Austin I, TX	59,645		2,239	2,038	344	2,239	1,787	4,026	701	2005
Austin II, TX	64,310		734	3,894	580	738	3,910	4,648	1,703	2006
Austin III, TX	70,585		1,030	5,468	377	1,035	5,139	6,174	2,255	2006
Austin IV, TX	65,258		862	4,250	536	862	4,786	5,648	1,056	2014
Austin V, TX	67,850		1,050	5,175	363	1,050	5,539	6,589	1,137	2014
Austin VI, TX	63,150		1,150	5,669	353	1,150	6,023	7,173	1,220	2014
Austin VII, TX	71,023		1,429	6,263	380	1,429	6,642	8,071	1,085	2015
Austin VIII, TX	61,038		2,935	7,007	102	2,935	7,109	10,044	1,205	2016
Austin IX, TX	78,505		1,321	9,643	63	1,321	9,706	11,027	985	2018
Austin X, TX	85,225		1,365	8,310	2	1,366	8,311	9,677	44	2020
Carrollton, TX	77,430		661	3,261	174	661	3,423	4,084	879	2012
Cedar Park, TX	86,725		3,350	7,950	443	3,350	8,393	11,743	1,372	2016
College Station, TX	26,550		812	740	252	813	709	1,522	263	2005
Cypress, TX	58,201		360	1,773	217	360	1,968	2,328	531	2012
Dallas I, TX	58,582		2,475	2,253	533	2,475	2,034	4,509	816	2005
Dallas II, TX	76,673		940	4,635	263	940	4,899	5,839	1,149	2013
Dallas III, TX	82,920		2,608	12,857	661	2,608	13,518	16,126	2,590	2014
Dallas IV, TX	116,513		2,369	11,850	219	2,369	12,068	14,437	2,230	2015
Dallas V, TX	54,400		—	11,604	111	—	11,717	11,717	2,045	2015
Denton, TX	64,446		553	2,936	711	569	3,151	3,720	1,233	2006
Fort Worth I, TX	50,066		1,253	1,141	382	1,253	1,146	2,399	459	2005
Fort Worth II, TX	72,900		868	4,607	457	874	4,393	5,267	1,973	2006
Fort Worth III, TX	82,395		1,000	4,928	350	1,000	5,279	6,279	978	2015
Fort Worth IV, TX	77,329		1,274	7,693	46	1,274	7,739	9,013	1,190	2016
Fort Worth V, TX	78,675		1,271	5,485	88	1,271	5,573	6,844	191	2019
Frisco I, TX	52,894		1,093	3,148	267	1,093	2,666	3,759	1,062	2005
Frisco II, TX	71,011		1,564	4,507	292	1,564	3,765	5,329	1,500	2005
Frisco III, TX	76,281		1,147	6,088	777	1,154	6,053	7,207	2,659	2006
Frisco IV, TX	74,875		719	4,072	427	719	3,903	4,622	1,249	2010
Frisco V, TX	74,165		1,159	5,714	184	1,159	5,897	7,056	1,296	2014
Frisco VI, TX	69,176		1,064	5,247	182	1,064	5,429	6,493	1,103	2014
Garland I, TX	70,100		751	3,984	780	767	4,169	4,936	1,831	2006
Garland II, TX	68,425		862	4,578	358	862	4,338	5,200	1,869	2006
Grapevine, TX	77,094		1,211	8,559	149	1,211	8,708	9,919	1,330	2016
Houston III, TX	61,590		575	524	545	576	884	1,460	372	2005
Houston IV, TX	43,750		960	875	775	961	1,342	2,303	535	2005
Houston V, TX	121,189		1,153	6,122	2,055	991	7,427	8,418	3,006	2006
Houston VI, TX	54,690		575	524	5,867	983	5,067	6,050	1,549	2011
Houston VII, TX	46,981		681	3,355	199	681	3,554	4,235	1,024	2012
Houston VIII, TX	54,078		1,294	6,377	507	1,294	6,860	8,154	1,837	2012
Houston IX, TX	51,208		296	1,459	215	296	1,657	1,953	449	2012
Houston X, TX	95,529		5,267	12,667	28	5,267	12,695	17,962	987	2018
Houston XI, TX	80,930		5,616	15,330	122	5,616	15,452	21,068	954	2018
Humble, TX	70,700		706	5,727	144	706	5,871	6,577	965	2015
Katy, TX	71,118		1,329	6,552	103	1,329	6,656	7,985	1,505	2013
Keller, TX	89,035		1,330	7,960	358	1,331	7,703	9,034	2,329	2006/2017
Lewisville I, TX	67,265		476	2,525	552	492	2,638	3,130	1,147	2006
Lewisville II, TX	128,241		1,464	7,217	563	1,464	7,780	9,244	1,849	2013
Lewisville III, TX	93,855		1,307	15,025	286	1,307	15,311	16,618	2,084	2016
Little Elm I, TX	60,165		892	5,529	146	892	5,675	6,567	811	2016
Little Elm II, TX	96,236		1,219	9,864	168	1,219	10,032	11,251	1,411	2016
Mansfield I, TX	71,832		837	4,443	618	843	4,477	5,320	1,899	2006
Mansfield II, TX	57,375		662	3,261	176	662	3,425	4,087	945	2012
Mansfield III, TX	71,000		947	4,703	253	947	4,956	5,903	647	2016
McKinney I, TX	46,770		1,632	1,486	382	1,634	1,446	3,080	539	2005
McKinney II, TX	70,050		855	5,076	414	857	4,853	5,710	2,141	2006
McKinney III, TX	53,650		652	3,213	92	652	3,304	3,956	640	2014
North Richland Hills, TX	57,200		2,252	2,049	282	2,252	1,704	3,956	671	2005
Pearland, TX	72,050		450	2,216	635	450	2,838	3,288	729	2012
Richmond, TX	102,275		1,437	7,083	270	1,437	7,354	8,791	1,656	2013
Roanoke, TX	59,240		1,337	1,217	298	1,337	1,142	2,479	424	2005
San Antonio I, TX	73,315		2,895	2,635	591	2,895	2,375	5,270	869	2005
San Antonio II, TX	73,005		1,047	5,558	573	1,052	5,438	6,490	2,241	2006
San Antonio III, TX	71,555		996	5,286	573	996	5,136	6,132	2,107	2007
San Antonio IV, TX	61,500		829	3,891	182	829	4,073	4,902	513	2016
San Antonio V, TX	74,645		1,066	7,411	52	1,066	7,463	8,529	192	2020
Spring, TX	78,686		580	3,081	586	580	3,175	3,755	1,330	2006
Westworth Village, TX	79,955		1,085	7,643	8	1,085	7,651	8,736	21	2020
Murray I, UT	60,280		3,847	1,017	614	3,847	1,246	5,093	555	2005
Murray II, UT	70,796		2,147	567	742	2,147	1,048	3,195	433	2005
Salt Lake City I, UT	56,446		2,695	712	626	2,696	1,037	3,733	476	2005
Salt Lake City II, UT	51,676		2,074	548	484	1,937	774	2,711	354	2005
Alexandria, VA	114,100		2,812	13,865	283	2,812	14,060	16,872	3,773	2012
Arlington, VA	95,993		6,836	9,843	102	6,836	9,946	16,782	32	2015
Burke Lake, VA	91,267		2,093	10,940	1,266	2,093	10,606	12,699	3,340	2011
Dumfries, VA	79,815		1,810	13,774	—	1,810	13,774	15,584	—	2020
Fairfax, VA	73,265		2,276	11,220	348	2,276	11,538	13,814	3,056	2012
Fredericksburg I, VA	69,475		1,680	4,840	479	1,680	4,198	5,878	1,583	2005
Fredericksburg II, VA	61,057		1,757	5,062	507	1,758	4,410	6,168	1,699	2005
Leesburg, VA	85,503		1,746	9,894	218	1,746	8,821	10,567	2,560	2011
Manassas, VA	72,745		860	4,872	380	860	4,566	5,426	1,460	2010
McLearen, VA	68,960		1,482	8,400	271	1,482	7,515	8,997	2,395	2010
Vienna, VA	55,260		2,300	11,340	287	2,300	11,574	13,874	3,022	2012
Divisional Offices					865		865	865	234
	38,543,757		1,062,283	4,041,739	379,964	1,093,503	4,122,995	5,216,498	930,371

(A)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2018 through December 31, 2020 was as follows (in thousands):

	2020	2019	2018
Storage properties*
Balance at beginning of year	$4,699,844	$4,463,455	$4,161,715
Acquisitions & improvements	825,247	364,324	381,182
Fully depreciated assets	(83,418)	(81,717)	(26,125)
Dispositions and other	(8,533)	(3,033)	(8,735)
Construction in progress, net	14,718	(43,185)	(44,582)
Right-of-use assets - finance leases	41,896	—	—
Balance at end of year	$5,489,754	$4,699,844	$4,463,455

Accumulated depreciation*
Balance at beginning of year	$925,359	$862,487	$752,925
Depreciation expense	143,952	145,233	138,510
Fully depreciated assets	(83,418)	(81,717)	(26,125)
Dispositions and other	(1,953)	(644)	(2,823)
Balance at end of year	$983,940	$925,359	$862,487
Storage properties, net	$4,505,814	$3,774,485	$3,600,968

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.

As of December 31, 2020, the aggregate cost of Storage properties for federal income tax purposes was approximately $5,555.3 million.