Form 10-Q
period 2021-06-30
CubeSmart; CubeSmart, L.P.
filed 2021-07-30
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at July 28, 2021
Common shares, $0.01 par value per share, of CubeSmart	201,770,107

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2021 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2021, owned a 96.5% interest in the Operating Partnership. The remaining 3.5% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2020 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in the national and local economic, business, real estate and other market conditions;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from the COVID-19 pandemic, other pandemics, quarantines and stay at home orders, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future indebtedness;

●	increases in interest rates and operating costs;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or a consequence of natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	governmental, administrative and executive orders and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage or recovery from insurance against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2021	2020
	(unaudited)

ASSETS
Storage properties	$5,536,376	$5,489,754
Less: Accumulated depreciation	(1,026,337)	(983,940)
Storage properties, net (including VIE assets of $132,927 and $119,345, respectively)	4,510,039	4,505,814
Cash and cash equivalents	3,989	3,592
Restricted cash	2,238	2,637
Loan procurement costs, net of amortization	2,836	3,275
Investment in real estate ventures, at equity	97,301	92,071
Other assets, net	154,829	170,753
Total assets	$4,771,232	$4,778,142

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,031,626	$2,030,372
Revolving credit facility	24,600	117,800
Mortgage loans and notes payable, net	170,025	216,504
Lease liabilities - finance leases	65,798	65,599
Accounts payable, accrued expenses and other liabilities	176,854	159,140
Distributions payable	71,277	68,301
Deferred revenue	32,519	29,087
Security deposits	1,083	1,077
Total liabilities	2,573,782	2,687,880

Noncontrolling interests in the Operating Partnership	337,417	249,414

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 201,768,903 and 197,405,989 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	2,018	1,974
Additional paid-in capital	2,961,696	2,805,673
Accumulated other comprehensive loss	(594)	(632)
Accumulated deficit	(1,116,596)	(974,799)
Total CubeSmart shareholders’ equity	1,846,524	1,832,216
Noncontrolling interests in subsidiaries	13,509	8,632
Total equity	1,860,033	1,840,848
Total liabilities and equity	$4,771,232	$4,778,142

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES
Rental income	$170,359	$140,484	$332,835	$281,469
Other property related income	21,218	16,522	40,522	33,424
Property management fee income	7,670	6,792	14,731	12,986
Total revenues	199,247	163,798	388,088	327,879
OPERATING EXPENSES
Property operating expenses	63,751	55,345	124,979	111,085
Depreciation and amortization	54,139	39,893	107,949	80,731
General and administrative	11,560	9,543	22,476	19,908
Total operating expenses	129,450	104,781	255,404	211,724
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(19,112)	(18,702)	(38,346)	(37,383)
Loan procurement amortization expense	(1,012)	(753)	(2,047)	(1,507)
Equity in earnings (losses) of real estate ventures	316	(174)	336	(179)
Other	377	(456)	1,054	163
Total other expense	(19,431)	(20,085)	(39,003)	(38,906)
NET INCOME	50,366	38,932	93,681	77,249
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,768)	(389)	(3,317)	(772)
Noncontrolling interest in subsidiaries	154	(38)	120	(76)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$48,752	$38,505	$90,484	$76,401

Basic earnings per share attributable to common shareholders	$0.24	$0.20	$0.45	$0.39
Diluted earnings per share attributable to common shareholders	$0.24	$0.20	$0.45	$0.39

Weighted average basic shares outstanding	201,414	193,629	200,293	193,605
Weighted average diluted shares outstanding	202,809	194,192	201,527	194,231

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

NET INCOME	$50,366	$38,932	$93,681	$77,249
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	50,386	38,952	93,721	77,289
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,769)	(389)	(3,319)	(772)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	154	(38)	120	(76)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$48,771	$38,525	$90,522	$76,441

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions paid to noncontrolling interests in subsidiaries							(69)	(69)
Issuance of common shares, net	2,837	28	99,660			99,688		99,688
Issuance of restricted shares	32
Conversion from units to shares	55	1	1,912			1,913		1,913	(1,913)
Exercise of stock options	92	1	1,171			1,172		1,172
Amortization of restricted shares			705			705		705
Share compensation expense			609			609		609
Adjustment for noncontrolling interests in the Operating Partnership					(32,102)	(32,102)		(32,102)	32,102
Net income					41,732	41,732	34	41,766	1,549
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,350)	(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$2,004	$2,909,730	$(613)	$(1,033,519)	$1,877,602	$8,597	$1,886,199	$278,649
Contributions from noncontrolling interests in subsidiaries							5,104	5,104
Distributions paid to noncontrolling interests in subsidiaries							(38)	(38)
Issuance of common shares, net	1,046	11	42,418			42,429		42,429
Issuance of restricted shares	31
Conversion from units to shares	81	1	3,548			3,549		3,549	(3,549)
Exercise of stock options	189	2	4,073			4,075		4,075
Amortization of restricted shares			1,383			1,383		1,383
Share compensation expense			544			544		544
Adjustment for noncontrolling interests in the Operating Partnership					(63,025)	(63,025)		(63,025)	63,025
Net income (loss)					48,752	48,752	(154)	48,598	1,768
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,804)	(68,804)		(68,804)	(2,477)
Balance at June 30, 2021	201,769	$2,018	$2,961,696	$(594)	$(1,116,596)	$1,846,524	$13,509	$1,860,033	$337,417

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions paid to noncontrolling interests in subsidiaries							(59)	(59)
Issuance of common shares, net			(118)			(118)		(118)
Issuance of restricted shares	30
Amortization of restricted shares			710			710		710
Share compensation expense			530			530		530
Adjustment for noncontrolling interest in the Operating Partnership					7,976	7,976		7,976	(7,976)
Net income					37,896	37,896	38	37,934	383
Other comprehensive income				20		20		20
Common share distributions ($0.33 per share)					(64,039)	(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,936	$2,675,867	$(709)	$(894,773)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions paid to noncontrolling interests in subsidiaries							(42)	(42)
Issuance of common shares, net			(70)			(70)		(70)
Issuance of restricted shares	28
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	14		135			135		135
Amortization of restricted shares			1,249			1,249		1,249
Share compensation expense			464			464		464
Adjustment for noncontrolling interest in the Operating Partnership					(615)	(615)		(615)	615
Net income					38,505	38,505	38	38,543	389
Other comprehensive income				20		20		20
Common share distributions ($0.33 per share)					(64,081)	(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,937	$2,680,468	$(689)	$(920,964)	$1,760,752	$7,965	$1,768,717	$51,407

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$93,681	$77,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,996	82,238
Non-cash portion of interest expense related to finance leases	199	—
Equity in (earnings) losses of real estate ventures	(336)	179
Equity compensation expense	4,043	3,603
Accretion of fair market value adjustment of debt	(1,120)	(354)
Changes in other operating accounts:
Other assets	(11,935)	324
Accounts payable and accrued expenses	19,439	23,940
Other liabilities	3,391	1,336
Net cash provided by operating activities	$217,358	$188,515
Investing Activities
Acquisitions of storage properties	(31,516)	(72,814)
Additions and improvements to storage properties	(18,506)	(30,772)
Development costs	(33,054)	(18,180)
Investment in real estate ventures	(11,749)	(5,908)
Cash distributed from real estate ventures	6,855	3,149
Net cash used in investing activities	$(87,970)	$(124,525)
Financing Activities
Proceeds from:
Revolving credit facility	422,756	127,217
Principal payments on:
Revolving credit facility	(515,956)	(111,817)
Mortgage loans and notes payable	(45,217)	(1,262)
Proceeds from issuance of common shares, net	142,117	(188)
Cash paid upon vesting of restricted shares	(802)	(650)
Exercise of stock options	5,247	135
Contributions from noncontrolling interests in subsidiaries	1,731	—
Distributions paid to noncontrolling interests in subsidiaries	(107)	(101)
Distributions paid to common shareholders	(135,722)	(128,074)
Distributions paid to noncontrolling interests in Operating Partnership	(3,437)	(1,299)
Net cash used in financing activities	$(129,390)	$(116,039)
Change in cash, cash equivalents and restricted cash	(2)	(52,049)
Cash, cash equivalents and restricted cash at beginning of period	6,229	58,441
Cash, cash equivalents and restricted cash at end of period	$6,227	$6,392
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$38,824	$37,726
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(2,623)
Accretion of put liability	$4,889	$1,792
Derivative valuation adjustment	$40	$40
Contributions from noncontrolling interests in subsidiaries	$3,373	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2021	2020
	(unaudited)

ASSETS
Storage properties	$5,536,376	$5,489,754
Less: Accumulated depreciation	(1,026,337)	(983,940)
Storage properties, net (including VIE assets of $132,927 and $119,345, respectively)	4,510,039	4,505,814
Cash and cash equivalents	3,989	3,592
Restricted cash	2,238	2,637
Loan procurement costs, net of amortization	2,836	3,275
Investment in real estate ventures, at equity	97,301	92,071
Other assets, net	154,829	170,753
Total assets	$4,771,232	$4,778,142

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,031,626	$2,030,372
Revolving credit facility	24,600	117,800
Mortgage loans and notes payable, net	170,025	216,504
Lease liabilities - finance leases	65,798	65,599
Accounts payable, accrued expenses and other liabilities	176,854	159,140
Distributions payable	71,277	68,301
Deferred revenue	32,519	29,087
Security deposits	1,083	1,077
Total liabilities	2,573,782	2,687,880

Limited Partnership interests of third parties	337,417	249,414

Commitments and contingencies

Capital
Operating Partner	1,847,118	1,832,848
Accumulated other comprehensive loss	(594)	(632)
Total CubeSmart, L.P. capital	1,846,524	1,832,216
Noncontrolling interests in subsidiaries	13,509	8,632
Total capital	1,860,033	1,840,848
Total liabilities and capital	$4,771,232	$4,778,142

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

REVENUES
Rental income	$170,359	$140,484	$332,835	$281,469
Other property related income	21,218	16,522	40,522	33,424
Property management fee income	7,670	6,792	14,731	12,986
Total revenues	199,247	163,798	388,088	327,879
OPERATING EXPENSES
Property operating expenses	63,751	55,345	124,979	111,085
Depreciation and amortization	54,139	39,893	107,949	80,731
General and administrative	11,560	9,543	22,476	19,908
Total operating expenses	129,450	104,781	255,404	211,724
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(19,112)	(18,702)	(38,346)	(37,383)
Loan procurement amortization expense	(1,012)	(753)	(2,047)	(1,507)
Equity in earnings (losses) of real estate ventures	316	(174)	336	(179)
Other	377	(456)	1,054	163
Total other expense	(19,431)	(20,085)	(39,003)	(38,906)
NET INCOME	50,366	38,932	93,681	77,249
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	154	(38)	120	(76)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	50,520	38,894	93,801	77,173
Operating Partnership interests of third parties	(1,768)	(389)	(3,317)	(772)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$48,752	$38,505	$90,484	$76,401

Basic earnings per unit attributable to common unitholders	$0.24	$0.20	$0.45	$0.39
Diluted earnings per unit attributable to common unitholders	$0.24	$0.20	$0.45	$0.39

Weighted average basic units outstanding	201,414	193,629	200,293	193,605
Weighted average diluted units outstanding	202,809	194,192	201,527	194,231

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

NET INCOME	$50,366	$38,932	$93,681	$77,249
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	50,386	38,952	93,721	77,289
Comprehensive income attributable to Operating Partnership interests of third parties	(1,769)	(389)	(3,319)	(772)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	154	(38)	120	(76)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$48,771	$38,525	$90,522	$76,441

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions to noncontrolling interests in subsidiaries					(69)	(69)
Issuance of common OP units, net	2,837	99,688		99,688		99,688
Issuance of restricted OP units	32
Conversion from OP units to shares	55	1,913		1,913		1,913	(1,913)
Exercise of OP unit options	92	1,172		1,172		1,172
Amortization of restricted OP units		705		705		705
OP unit compensation expense		609		609		609
Adjustment for Limited Partnership interests of third parties		(32,102)		(32,102)		(32,102)	32,102
Net income		41,732		41,732	34	41,766	1,549
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,350)		(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$1,878,215	$(613)	$1,877,602	$8,597	$1,886,199	$278,649
Contributions from noncontrolling interests in subsidiaries					5,104	5,104
Distributions to noncontrolling interests in subsidiaries					(38)	(38)
Issuance of common OP units, net	1,046	42,429		42,429		42,429
Issuance of restricted OP units	31
Conversion from OP units to shares	81	3,549		3,549		3,549	(3,549)
Exercise of OP unit options	189	4,075		4,075		4,075
Amortization of restricted OP units		1,383		1,383		1,383
OP unit compensation expense		544		544		544
Adjustment for Limited Partnership interests of third parties		(63,025)		(63,025)		(63,025)	63,025
Net income (loss)		48,752		48,752	(154)	48,598	1,768
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,804)		(68,804)		(68,804)	(2,477)
Balance at June 30, 2021	201,769	$1,847,118	$(594)	$1,846,524	$13,509	$1,860,033	$337,417

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions to noncontrolling interests in subsidiaries					(59)	(59)
Issuance of common OP units, net		(118)		(118)		(118)
Issuance of restricted OP units	30
Amortization of restricted OP units		710		710		710
OP unit compensation expense		530		530		530
Adjustment for Limited Partnership interests of third parties		7,976		7,976		7,976	(7,976)
Net income		37,896		37,896	38	37,934	383
Other comprehensive income			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,039)		(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,783,030	$(709)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions to noncontrolling interests in subsidiaries					(42)	(42)
Issuance of common OP units, net		(70)		(70)		(70)
Issuance of restricted OP units	28
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	14	135		135		135
Amortization of restricted OP units		1,249		1,249		1,249
OP unit compensation expense		464		464		464
Adjustment for Limited Partnership interests of third parties		(615)		(615)		(615)	615
Net income		38,505		38,505	38	38,543	389
Other comprehensive income			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,081)		(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,761,441	$(689)	$1,760,752	$7,965	$1,768,717	$51,407

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income	$93,681	$77,249
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	109,996	82,238
Non-cash portion of interest expense related to finance leases	199	—
Equity in (earnings) losses of real estate ventures	(336)	179
Equity compensation expense	4,043	3,603
Accretion of fair market value adjustment of debt	(1,120)	(354)
Changes in other operating accounts:
Other assets	(11,935)	324
Accounts payable and accrued expenses	19,439	23,940
Other liabilities	3,391	1,336
Net cash provided by operating activities	$217,358	$188,515
Investing Activities
Acquisitions of storage properties	(31,516)	(72,814)
Additions and improvements to storage properties	(18,506)	(30,772)
Development costs	(33,054)	(18,180)
Investment in real estate ventures	(11,749)	(5,908)
Cash distributed from real estate ventures	6,855	3,149
Net cash used in investing activities	$(87,970)	$(124,525)
Financing Activities
Proceeds from:
Revolving credit facility	422,756	127,217
Principal payments on:
Revolving credit facility	(515,956)	(111,817)
Mortgage loans and notes payable	(45,217)	(1,262)
Proceeds from issuance of common OP units	142,117	(188)
Cash paid upon vesting of restricted OP units	(802)	(650)
Exercise of OP unit options	5,247	135
Contributions from noncontrolling interests in subsidiaries	1,731	—
Distributions paid to noncontrolling interests in subsidiaries	(107)	(101)
Distributions paid to common OP unitholders	(139,159)	(129,373)
Net cash used in financing activities	$(129,390)	$(116,039)
Change in cash, cash equivalents and restricted cash	(2)	(52,049)
Cash, cash equivalents and restricted cash at beginning of period	6,229	58,441
Cash, cash equivalents and restricted cash at end of period	$6,227	$6,392
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$38,824	$37,726
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(2,623)
Accretion of put liability	$4,889	$1,792
Derivative valuation adjustment	$40	$40
Contributions from noncontrolling interests in subsidiaries	$3,373	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2021, the Company owned (or partially owned and consolidated) self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of June 30, 2021, the Parent Company owned approximately 96.5% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2020, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Land	$1,113,737	$1,093,503
Buildings and improvements	4,197,607	4,122,995
Equipment	123,199	123,044
Construction in progress	60,419	108,316
Right-of-use assets - finance leases	41,414	41,896
Storage properties	5,536,376	5,489,754
Less: Accumulated depreciation	(1,026,337)	(983,940)
Storage properties, net	$4,510,039	$4,505,814

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2020 through June 30, 2021.

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
			2	$34,075

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750

(1) Acquired by a consolidated joint venture in which the Company holds a 50% interest.

4. INVESTMENT ACTIVITY

2021 Acquisitions

During the three and six months ended June 30, 2021, the Company acquired a store in Maryland for a purchase price of approximately $22.1 million. In addition, a consolidated joint venture in which the Company holds a 50% interest acquired a store in Minnesota for a purchase price of $12.0 million (see note 13). In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $1.6 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2021 was approximately $49,000.

As of June 30, 2021, the Company had made aggregate deposits of approximately $0.4 million associated with two stores that were under contract to be acquired for an aggregate acquisition price of $33.0 million (see note 18). The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2020 Acquisitions

The Company acquired a portfolio of eight stores located in the outer boroughs of New York City (the “Storage Deluxe Assets”), in two separate tranches during December 2020, for an aggregate purchase price of $540.0 million. In connection with the acquisition of the Storage Deluxe Assets, the Company assumed six mortgage loans with an aggregate outstanding principal amount of $154.4 million at the time of acquisition, one of which had an outstanding principal balance of $33.2 million and was repaid immediately. The assumed mortgage debt was recorded at a fair value of $169.2 million, which includes an aggregate net premium of $14.8 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded with $210.5 million of cash and $175.1 million through the issuance of 5,272,023 OP Units (see note 13). In connection with the acquisition of the Storage Deluxe Assets, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $48.6 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2021 was approximately $12.1 million and $24.3 million, respectively. Additionally, as part of the transaction, the Company assumed three existing ground leases as lessee, two of which have been classified as finance leases and one of which has been classified as an operating lease (see note 14).

During the year ended December 31, 2020 the Company acquired 13 additional stores located in Florida (5), Maryland (1), Nevada (1), New Jersey (1), New York (1), Texas (3) and Virginia (1) for an aggregate purchase price of approximately $195.9 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2021 was approximately $2.4 million and $5.2 million, respectively. The amortization expense that was recognized during the three and six months ended June 30, 2020 was $0.4 million and $0.5 million, respectively.

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

Development Activity

As of June 30, 2021, the Company had invested in joint ventures to develop three self-storage properties located in Massachusetts, New York and Virginia. Construction for all projects is expected to be completed by the second quarter of 2022 (see note 13). As of June 30, 2021, development costs incurred to date for these projects totaled $48.4 million. Total construction costs for these projects are expected to be $75.0 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2020 through June 30, 2021. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

East Meadow, NY (1)	1	Q2 2021	100%	$25,900
King of Prussia, PA	1	Q2 2021	70%	22,800
Arlington, VA (2)	1	Q1 2021	90%	26,400
Brooklyn, NY (3)	1	Q2 2020	100%	45,900
	4			$121,000

(1)	This store was previously owned by a consolidated joint venture, in which the Company held a 51% ownership interest. On June 29, 2021, the noncontrolling member in the venture that owned the store put its 49% interest in the venture to the Company for $6.6 million in cash consideration.

(2)	This store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes (see note 13).

(3)	This store was previously owned by a consolidated joint venture, in which the Company held a 51% ownership interest. On September 29, 2020, the noncontrolling member in the venture that owned the store put its 49% interest in the venture to the Company for $10.0 million, of which $1.0 million was paid in cash. The Company issued 276,497 OP Units that were valued at approximately $9.0 million as consideration for the remainder of the purchase price (see note 13).

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures, in which it holds common ownership interests, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	June 30,	December 31,	June 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2021	2020	2021	2020
191 V CUBE LLC ("HVP V") (1)	20%	2	-	$7,364	$-
191 IV CUBE Southeast LLC ("HVPSE") (2)	10%	14	14	4,872	5,015
191 IV CUBE LLC ("HVP IV") (3)	20%	27	21	25,141	21,760
CUBE HHF Northeast Venture LLC ("HHFNE") (4)	10%	13	13	1,448	1,628
CUBE HHF Limited Partnership ("HHF") (5)	50%	35	35	58,476	63,668
		91	83	$97,301	$92,071

(1)	On March 17, 2021, the Company invested a 20% ownership interest in a newly-formed real estate venture that acquired its initial self-storage property located in Florida. A second self-storage property in Florida was purchased by HVP V on June 29, 2021. HVP V paid an aggregate of $37.0 million for these stores, of which $1.5 million was allocated to the value of the in-place lease intangible. The purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP V related to these acquisitions was $7.4 million.

(2)	On March 19, 2020, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 14 self-storage properties located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HVP IV are located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (4), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $30.6 million. During the three months ended June 30, 2021, HVP IV entered into a new $212.3 million secured loan, which bears interest at LIBOR plus 1.95% per annum, and matures on April 19, 2025. HVP IV used the proceeds from this loan to repay its existing loans (totaling $137.7 million) in full.

(4)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of June 30, 2021, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(5)	The stores owned by HHF are located in North Carolina (1) and Texas (34). On January 21, 2021, HHF entered into a new $105.0 million secured loan, which bears interest at 2.58% per annum and matures on February 5, 2028. HHF used the proceeds from this loan to repay its existing outstanding $100.0 million loan in full.

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

The following is a summary of the financial position of the Ventures as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020

Assets	(in thousands)
Storage properties, net	$780,772	$662,833
Other assets	30,537	18,112
Total assets	$811,309	$680,945

Liabilities and equity
Debt	$439,155	$359,985
Other liabilities	22,650	11,588
Equity
CubeSmart	97,301	92,071
Joint venture partners	252,203	217,301
Total liabilities and equity	$811,309	$680,945

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Total revenues	$21,240	$16,797	$40,063	$31,402
Operating expenses	(9,492)	(7,978)	(18,097)	(14,920)
Other expenses	(854)	(121)	(851)	(234)
Interest expense, net	(2,673)	(2,985)	(6,208)	(5,705)
Depreciation and amortization	(9,008)	(9,100)	(17,720)	(15,523)
Net loss	$(787)	$(3,387)	$(2,813)	$(4,980)
Company’s share of net income (loss)	$316	$(174)	$336	$(179)

6. OTHER ASSETS

Other assets are comprised of the following as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
	2021	2020

	(in thousands)
Intangible assets, net of accumulated amortization of $29,157 and $2,123	$29,930	$57,820
Accounts receivable, net	5,905	5,829
Prepaid property taxes	5,497	6,334
Prepaid property and casualty insurance	5,603	2,626
Amounts due from affiliates (see note 15)	17,112	13,130
Assets held in trust related to deferred compensation arrangements	21,141	17,207
Right-of-use assets - operating leases (see note 14)	54,683	55,302
Equity investment recorded at cost (1)	5,000	5,000
Other	9,958	7,505
Total other assets, net	$154,829	$170,753

(1)	On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earn an 11% cumulative dividend prior to any other distributions. The Company’s investment in Capital Storage and the related dividends are included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2021	2020	Interest Rate	Date	Date

	(in thousands)
$300M 4.375% Guaranteed Notes due 2023 (1)	$300,000	$300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
Principal balance outstanding	2,050,000	2,050,000
Less: Discount on issuance of unsecured senior notes, net	(7,086)	(7,470)
Less: Loan procurement costs, net	(11,288)	(12,158)
Total unsecured senior notes, net	$2,031,626	$2,030,372

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2021, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2021, borrowings under the Revolver had an effective interest rate of 1.20%. Additionally, as of June 30, 2021, $724.8 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2021, the Company was in compliance with all of its financial covenants.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2021	2020	Interest Rate	Date

	(in thousands)
Bronx IX, NY (1)	$—	$21,030	4.85%	Jun-21
Bronx X, NY (1)	—	23,148	4.64%	Jun-21
Nashville V, TN	2,234	2,261	3.85%	Jun-23
New York, NY	29,663	29,981	3.51%	Jun-23
Annapolis I, MD	5,192	5,283	3.78%	May-24
Brooklyn XV, NY	15,581	15,713	2.15%	May-24
Long Island City IV, NY	12,728	12,852	2.15%	May-24
Long Island City II, NY	18,932	19,094	2.25%	Jul-26
Long Island City III, NY	18,921	19,106	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	157,551	202,768
Plus: Unamortized fair value adjustment	14,375	15,879
Less: Loan procurement costs, net	(1,901)	(2,143)
Total mortgage loans and notes payable, net	$170,025	$216,504

(1)	These mortgage loans were repaid in full on March 1, 2021.

As of June 30, 2021 and December 31, 2020, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $455.0 million and $539.2 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2021 (in thousands):

2021	$1,165
2022	2,426
2023	32,591
2024	32,329
2025	979
2026 and thereafter	88,061
Total mortgage payments	157,551
Plus: Unamortized fair value adjustment	14,375
Less: Loan procurement costs, net	(1,901)
Total mortgage loans and notes payable, net	$170,025

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2021:

June 30,
2021
(in thousands)
Beginning balance	$(656)
Reclassification of realized losses on interest rate swaps (1)	40
Ending balance	(616)
Less: portion included in noncontrolling interests in the Operating Partnership	22
Total accumulated other comprehensive loss included in equity	$(594)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of June 30, 2021 and December 31, 2020, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of the 2029 Notes, the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and forty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and six months ended June 30, 2021, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of June 30, 2021 or December 31, 2020.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2021 and December 31, 2020.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020

	(in thousands)
Carrying value	$2,226,251	$2,364,676
Fair value	2,363,150	2,571,300

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2021 and December 31, 2020. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

13. NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated real estate ventures. The following table summarizes the Company’s consolidated joint ventures, each of which are accounted for as VIEs (dollars in thousands):

				CubeSmart
	Number		Date Opened /	Ownership	June 30, 2021
Consolidated Joint Ventures	of Stores	Location	Acquired (1)	Interest	Total Assets	Total Liabilities

					(in thousands)
CS Vienna, LLC ("Vienna") (2)	1	Vienna, VA	Q2 2022 (est.)	72%	$19,802	$8,615
CS 750 W Merrick Rd, LLC ("Merrick") (3)	1	Valley Stream, NY	Q1 2022 (est.)	51%	20,283	10,604
CS SDP Newtonville, LLC ("Newton") (4)	1	Newton, MA	Q3 2021 (est.)	90%	19,190	12,674
CS Valley Forge Village Storage, LLC ("VFV") (4)	1	King of Prussia, PA	Q2 2021	70%	21,891	13,866
CS Lock Up Anoka, LLC ("Anoka") (5)	1	Anoka, MN	Q2 2021	50%	12,214	5,589
SH3, LLC ("SH3") (6)	1	Arlington, VA	Q2 2015/Q1 2021	90%	39,334	191
	6				$132,714	$51,539

(1)	Anoka was formed to acquire an existing store that had commenced operations, while all other consolidated joint ventures were formed to develop, own and operate new stores.

(2)	On December 23, 2020, the Company and the noncontrolling member contributed a previously wholly-owned operating property (the “Vienna Operating Property”) and a parcel of land (the “Vienna Land”), respectively, to Vienna. The Vienna Operating Property and the Vienna Land are located in close proximity to each other in Vienna, VA. The members intend to construct a new store on the Vienna Land, which, upon completion, will be combined with the Vienna Operating Property and operated by the venture as a single store. The Company has a related party commitment to Vienna to fund all or a portion of the construction costs. As of June 30, 2021, the Company has funded $6.7 million of a total $17.0 million loan commitment to Vienna, which is included in the total liabilities amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(3)	The noncontrolling member of Merrick has the option to put their ownership interest in the venture to the Company for $17.1 million (the “Put Option”) within the two-year period after construction of the store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling member for $17.1 million, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest. The Company is accreting this liability during the development period and, as of June 30, 2021, has accrued $9.8 million. This amount is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(4)	The Company has related party loan commitments to VFV and Newton to fund a portion of the construction costs. As of June 30, 2021, the Company has funded $11.3 million of the total $12.4 million loan commitment to VFV and $11.8 million of the total $12.1 million loan commitment to Newton, which are included in the total liability amounts within the table above. These loans and the related interest were eliminated for consolidation purposes.

(5)	On April 16, 2021, the Company contributed $3.4 million in exchange for a 50% ownership interest in Anoka, which acquired a self-storage property located in Minnesota for $12.0 million. In addition, the Company has funded $5.6 million of a $6.1 million related party loan commitment to Anoka, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(6)	SH3 owns two stores located in close proximity to each other in Arlington, VA, the first of which was developed and opened for operation in April 2015 (“Shirlington I”) and the second of which was developed and opened for operation in March 2021 (“Shirlington II”). Given their close proximity to each other, the two stores were combined in our store count, as well as for operational and reporting purposes, upon the opening of Shirlington II in March 2021.

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

Approximately 3.5% and 3.6% of the outstanding OP Units, as of June 30, 2021 and December 31, 2020, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

As of June 30, 2021 and December 31, 2020, 7,284,506 and 7,420,828 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $63.0 million and $4.2 million, respectively.

14. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the three and six months ended June 30, 2021, administrative and late fees totaled $5.0 million and $9.8 million, respectively. For the three and six months ended June 30, 2020, administrative and late fees totaled $4.5 million and $9.9 million, respectively. Administrative and late fees are included in Other property related income within the Company’s consolidated statements of operations.

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

For the three and six months ended June 30, 2021 and 2020, the Company’s lease cost consists of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Finance lease cost:
Amortization of finance lease right-of-use assets	$241	$—	$482	$—
Interest expense related to finance lease liabilities	533	—	1,060	—
Operating lease cost	822	746	1,644	1,492
Short-term lease cost (1)	326	275	632	583
Total lease cost	$1,922	$1,021	$3,818	$2,075

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$445	$—	$861	$—
Operating cash outflows for operating leases	635	577	1,253	1,142
Total cash outflows for lease liability measurement	$1,080	$577	$2,114	$1,142

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of June 30, 2021 and December 31, 2020.

	June 30,	December 31,
	2021	2020

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,414	$41,896
Lease liabilities included in Lease liabilities - finance leases	$65,798	$65,599

Operating Leases
Right-of-use assets included in Other assets, net	$54,683	$55,302
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$53,476	$53,595

Weighted Average Lease Term (in years)
Finance leases	43.0	43.5
Operating leases	34.4	34.8

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.47%	4.46%

The following table represents the future lease liability maturities as of June 30, 2021 (in thousands):

	Finance	Operating
2021	$1,075	$1,258
2022	2,183	2,639
2023	2,183	2,690
2024	2,183	2,540
2025	2,224	2,539
2026 and thereafter	122,932	99,290
Total lease payments	132,780	110,956
Less: Imputed interest	(66,982)	(57,480)
Present value of lease liabilities	$65,798	$53,476

During the three and six months ended June 30, 2021 and 2020, the Company did not enter into any lease agreements set to commence in the future.

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

16. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2021 totaled $1.2 million and $2.3 million, respectively, compared to $1.0 million and $1.8 million, respectively, for the same periods in 2020.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $17.1 million and $13.1 million as of June 30, 2021 and December 31, 2020, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 13, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $35.4 million and $21.4 million as of June 30, 2021 and December 31, 2020, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three and six months ended June 30, 2021, the Company recognized fees associated with property transactions of $0.5 million and $0.6 million, respectively. During the six months ended June 30, 2020, the Company recognized $0.7 million in fees associated with property transactions. There were no property transaction fees recognized during the three months ended June 30, 2020. Property transaction fees are included in Other income on the consolidated statements of operations.

17. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars and units in thousands, except per share amounts)
Net income	$50,366	$38,932	$93,681	$77,249
Noncontrolling interests in the Operating Partnership	(1,768)	(389)	(3,317)	(772)
Noncontrolling interest in subsidiaries	154	(38)	120	(76)
Net income attributable to the Company’s common shareholders	$48,752	$38,505	$90,484	$76,401

Weighted average basic shares outstanding	201,414	193,629	200,293	193,605
Share options and restricted share units	1,395	563	1,234	626
Weighted average diluted shares outstanding (1)	202,809	194,192	201,527	194,231

Basic earnings per share attributable to common shareholders	$0.24	$0.20	$0.45	$0.39
Diluted earnings per share attributable to common shareholders (2)	$0.24	$0.20	$0.45	$0.39

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(dollars and units in thousands, except per unit amounts)
Net income	$50,366	$38,932	$93,681	$77,249
Operating Partnership interests of third parties	(1,768)	(389)	(3,317)	(772)
Noncontrolling interest in subsidiaries	154	(38)	120	(76)
Net income attributable to common unitholders	$48,752	$38,505	$90,484	$76,401

Weighted average basic units outstanding	201,414	193,629	200,293	193,605
Unit options and restricted share units	1,395	563	1,234	626
Weighted average diluted units outstanding (1)	202,809	194,192	201,527	194,231

Basic earnings per unit attributable to common unitholders	$0.24	$0.20	$0.45	$0.39
Diluted earnings per unit attributable to common unitholders (2)	$0.24	$0.20	$0.45	$0.39

(1)	For the three and six months ended June 30, 2021, the Company declared cash dividends per common share/unit of $0.34 and $0.68, respectively, and $0.33 and $0.66, respectively, for the same periods in 2020.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit as the exercise price was higher than the average share price of the Company for the three and six months ended June 30, 2020 were 1.3 million and 1.1 million, respectively. There were no anti-dilutive options for the three and six months ended June 30, 2021.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 7,284,506 and 1,872,308 as of June 30, 2021 and 2020, respectively. There were 201,768,903 and 193,728,951 common units outstanding as of June 30, 2021 and 2020, respectively.

18. SUBSEQUENT EVENTS

Subsequent to June 30, 2021, the Company acquired two self-storage properties located in New Jersey and Pennsylvania for an aggregate purchase price of $33.0 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of June 30, 2021 and December 31, 2020, we owned (or partially owned and consolidated) 547 and 543 self-storage properties, respectively. These properties totaled approximately 39.0 million and 38.5 million rentable square feet, respectively, as of such dates. As of June 30, 2021, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of June 30, 2021, we managed 718 stores for third parties (including 113 stores containing an aggregate of approximately 8.2 million rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,265. As of June 30, 2021, we managed stores for third parties in the following 36 states: Alabama, Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of total revenues for the six months ended June 30, 2021.

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

When the Company obtains an economic interest in an entity, the Company evaluates the entity to determine if the entity is deemed a variable interest entity (“VIE”), and if the Company is deemed to be the primary beneficiary, in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on the consolidation of VIEs. To the extent that the Company (i) has the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and (ii) has the obligation or rights to absorb the VIE's losses or receive its benefits, then the Company is considered the primary beneficiary. The Company may also consider additional factors included in the authoritative guidance, such as whether or not it is the partner in the VIE that is most closely associated with the VIE. When an entity is not deemed to be a VIE, the Company considers the provisions of additional FASB guidance to determine whether a general partner, or the general partners as a group, controls a limited partnership or similar entity when the limited partners have certain rights. The Company consolidates (i) entities that are VIEs and of which the Company is deemed to be the primary beneficiary and (ii) entities that are non-VIEs which the Company controls and in which the limited partners do not have substantive participating rights, or the ability to dissolve the entity or remove the Company without cause nor substantive participating rights.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and six months ended June 30, 2021 and 2020.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There were no stores classified as held for sale as of June 30, 2021.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the six months ended June 30, 2021 and 2020.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of June 30, 2021, we owned 511 same-store properties and 36 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of June 30, 2021 and 2020, we owned 547 and 527 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2020 through June 30, 2021:

	2021	2020

Balance - January 1	543	523
Stores acquired	—	1
Stores developed	1	—
Stores combined (1)	(1)	—
Balance - March 31	543	524
Stores acquired (2)	2	2
Stores developed	2	1
Balance - June 30	547	527
Stores acquired		—
Stores developed		—
Balance - September 30		527
Stores acquired		18
Stores combined (3)		(1)
Stores sold		(1)
Balance - December 31		543

(1)	On March 3, 2021, the Company completed development of a store located in Arlington, VA for a total cost of approximately $26.4 million. The developed store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)	For 2021, includes one store acquired by a consolidated joint venture in which the Company holds a 50% interest.

(3)	On November 10, 2020, the Company acquired a store located in Merritt Island, FL for approximately $3.9 million. The acquired store is located in near proximity to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

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

Comparison of the three months ended June 30, 2021 to the three months ended June 30, 2020 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2021	2020	Change	Change	2021	2020	2021	2020	2021	2020	Change	Change
REVENUES:
Rental income	$154,254	$135,992	$18,262	13.4%	$16,105	$4,492	$—	$—	$170,359	$140,484	$29,875	21.3%
Other property related income (1)	6,938	5,402	1,536	28.4%	650	219	13,630	10,901	21,218	16,522	4,696	28.4%
Property management fee income	—	—	—	0.0%	—	—	7,670	6,792	7,670	6,792	878	12.9%
Total revenues	161,192	141,394	19,798	14.0%	16,755	4,711	21,300	17,693	199,247	163,798	35,449	21.6%

OPERATING EXPENSES:
Property operating expenses (2)	49,460	46,416	3,044	6.6%	5,146	1,962	9,145	6,967	63,751	55,345	8,406	15.2%
NET OPERATING INCOME:	111,732	94,978	16,754	17.6%	11,609	2,749	12,155	10,726	135,496	108,453	27,043	24.9%

Store count	511	511			36	16			547	527
Total square footage	35,693	35,693			3,317	1,345			39,010	37,038
Period end occupancy	96.1%	93.7%			77.4%	63.1%			94.5%	92.5%
Period average occupancy	95.6%	92.6%
Realized annual rent per occupied sq. ft. (3)	$18.08	$16.46

Depreciation and amortization									54,139	39,893	14,246	35.7%
General and administrative									11,560	9,543	2,017	21.1%
Subtotal									65,699	49,436	16,263	32.9%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(19,112)	(18,702)	(410)	(2.2)%
Loan procurement amortization expense									(1,012)	(753)	(259)	(34.4)%
Equity in earnings (losses) of real estate ventures									316	(174)	490	281.6%
Other									377	(456)	833	182.7%
Total other expense									(19,431)	(20,085)	654	3.3%
NET INCOME									50,366	38,932	11,434	29.4%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,768)	(389)	(1,379)	(354.5)%
Noncontrolling interests in subsidiaries									154	(38)	192	505.3%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$48,752	$38,505	$10,247	26.6%
(1)	Protection plan revenue, which prior to 2021 had been included in our same-store and non same-store portfolio results, is now recorded in indirect property overhead. Prior periods have been adjusted for comparability.
(2)	For comparability purposes, current year amounts related to the expiration of certain real estate tax abatements have been excluded from the same-store portfolio results ($60k for the three months ended June 30, 2021).
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $140.5 million during the three months ended June 30, 2020 to $170.4 million for the three months ended June 30, 2021, an increase of $29.9 million, or 21.3%. The $18.3 million increase in same-store rental income was primarily due to higher rental rates and occupancy. Realized annual rent per occupied square foot in our same-store portfolio increased 9.8% as a result of higher rental rates for new and existing customers for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The remaining increase in revenues was primarily attributable to $11.6 million of additional rental income from the stores acquired or opened in 2020 and 2021 included in our non-same-store portfolio.

Other property related income increased from $16.5 million during the three months ended June 30, 2020 to $21.2 million for the three months ended June 30, 2021, an increase of $4.7 million, or 28.4%. The $1.5 million increase in same-store other property related income was mainly attributable to an increase in fee revenue. The increase was also due to a $1.7 million increase in customer storage protection plan participation at our owned and managed stores.

Property management fee income increased from $6.8 million during the three months ended June 30, 2020 to $7.7 million for the three months ended June 30, 2021, an increase of $0.9 million, or 12.9%. This increase was primarily due to an increase in rental income at our managed stores for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Operating Expenses

Property operating expenses increased from $55.3 million during the three months ended June 30, 2020 to $63.8 million for the three months ended June 30, 2021, an increase of $8.4 million, or 15.2%. The $3.0 million increase in property operating expenses on the same-store portfolio was primarily due to a $1.2 million increase in advertising and a

$0.7 million increase in property taxes. The remainder of the increase was primarily attributable to $3.2 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $39.9 million during the three months ended June 30, 2020 to $54.1 million for the three months ended June 30, 2021, an increase of $14.2 million, or 35.7%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $9.5 million during the three months ended June 30, 2020 to $11.6 million for the three months ended June 30, 2021, an increase of $2.0 million, or 21.1%. This increase was primarily attributable to increased personnel expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense on loans increased from $18.7 million during the three months ended June 30, 2020 to $19.1 million for the three months ended June 30, 2021, an increase of $0.4 million, or 2.2%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the three months ended June 30, 2021. To fund a portion of the Company’s growth, the average outstanding debt balance increased $265.8 million to $2,246.5 million during the three months ended June 30, 2021 as compared to $1,980.7 million during the three months ended June 30, 2020. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended June 30, 2021 and 2020 was 3.41% and 3.92%, respectively.

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2021	2020	Change	Change	2021	2020	2021	2020	2021	2020	Change	Change
REVENUES:
Rental income	$301,576	$273,406	$28,170	10.3%	$31,259	$8,063	$—	$—	$332,835	$281,469	$51,366	18.2%
Other property related income (1)	12,923	11,688	1,235	10.6%	1,160	407	26,439	21,329	40,522	33,424	7,098	21.2%
Property management fee income	—	—	—	0.0%	—	—	14,731	12,986	14,731	12,986	1,745	13.4%
Total revenues	314,499	285,094	29,405	10.3%	32,419	8,470	41,170	34,315	388,088	327,879	60,209	18.4%

OPERATING EXPENSES:
Property operating expenses (2)	97,239	93,240	3,999	4.3%	9,962	3,694	17,778	14,151	124,979	111,085	13,894	12.5%
NET OPERATING INCOME:	217,260	191,854	25,406	13.2%	22,457	4,776	23,392	20,164	263,109	216,794	46,315	21.4%

Store count	511	511			36	16			547	527
Total square footage	35,693	35,693			3,317	1,345			39,010	37,038
Period end occupancy	96.1%	93.7%			77.4%	63.1%			94.5%	92.5%
Period average occupancy	94.7%	91.8%
Realized annual rent per occupied sq. ft. (3)	$17.84	$16.69

Depreciation and amortization									107,949	80,731	27,218	33.7%
General and administrative									22,476	19,908	2,568	12.9%
Subtotal									130,425	100,639	29,786	29.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(38,346)	(37,383)	(963)	(2.6)%
Loan procurement amortization expense									(2,047)	(1,507)	(540)	(35.8)%
Equity in earnings (losses) of real estate ventures									336	(179)	515	287.7%
Other									1,054	163	891	546.6%
Total other expense									(39,003)	(38,906)	(97)	(0.2)%

NET INCOME									93,681	77,249	16,432	21.3%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(3,317)	(772)	(2,545)	(329.7)%
Noncontrolling interests in subsidiaries									120	(76)	196	257.9%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$90,484	$76,401	$14,083	18.4%
(1)	Protection plan revenue, which prior to 2021 had been included in our same-store and non same-store portfolio results, is now recorded in indirect property overhead. Prior periods have been adjusted for comparability.
(2)	For comparability purposes, current year amounts related to the expiration of certain real estate tax abatements have been excluded from the same-store portfolio results ($120k for the six months ended June 30, 2021).
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $281.5 million during the six months ended June 30, 2020 to $332.8 million for the six months ended June 30, 2021, an increase of $51.4 million, or 18.2%. The $28.2 million increase in same-store rental income was primarily due to higher rental rates and occupancy. Realized annual rent per occupied square foot in our same-store portfolio increased 6.9% as a result of higher rental rates for new and existing customers for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020. The remaining increase in revenues was primarily attributable to $23.2 million of additional rental income from the stores acquired or opened in 2020 and 2021 included in our non-same-store portfolio.

Other property related income increased from $33.4 million during the six months ended June 30, 2020 to $40.5 million for the six months ended June 30, 2021, an increase of $7.1 million, or 21.2%. The $1.2 million increase in same-store other property related income was mainly attributable to an increase in fee revenue. The increase was also due to a $3.5 million increase in customer storage protection plan participation at our owned and managed stores.

Property management fee income increased from $13.0 million during the six months ended June 30, 2020 to $14.7 million for the six months ended June 30, 2021, an increase of $1.7 million, or 13.4%. This increase was primarily due to an increase in rental income at our managed stores for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.

Operating Expenses

Property operating expenses increased from $111.1 million during the six months ended June 30, 2020 to $125.0 million for the six months ended June 30, 2021, an increase of $13.9 million, or 12.5%. The $4.0 million increase in property operating expenses in the same-store portfolio was primarily due to a $1.4 million increase in property taxes and a $1.3 million increase in advertising. The remainder of the increase was primarily attributable to $6.3 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $80.7 million during the six months ended June 30, 2020 to $107.9 million for the six months ended June 30, 2021, an increase of $27.2 million, or 33.7%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $19.9 million during the six months ended June 30, 2020 to $22.5 million for the six months ended June 30, 2021, an increase of $2.6 million, or 12.9%. This increase was primarily attributable to increased personnel expenses resulting from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense on loans increased from $37.4 million during the six months ended June 30, 2020 to $38.3 million for the six months ended June 30, 2021, an increase of $1.0 million, or 2.6%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the six months ended June 30, 2021. To fund a portion of the Company’s growth, the average outstanding debt balance increased $323.7 million to $2,286.2 million during the six months ended June 30, 2021 as compared to $1,962.5 million during the six months ended June 30, 2020. The weighted average effective interest rate on the Company’s outstanding debt for the six months ended June 30, 2021 and 2020 was 3.40% and 3.94%, respectively.

Cash Flows

Comparison of the six months ended June 30, 2021 to the six months ended June 30, 2020

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2021 and 2020 is as follows:

	Six Months Ended June 30,
Net cash provided by (used in):	2021	2020	Change

	(in thousands)

Operating activities	$217,358	$188,515	$28,843
Investing activities	$(87,970)	$(124,525)	$36,555
Financing activities	$(129,390)	$(116,039)	$(13,351)

Cash provided by operating activities increased from $188.5 million for the six months ended June 30, 2020 to $217.4 million for the six months ended June 30, 2021, reflecting an increase of $28.8 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2020 and 2021 and increased net operating income levels in the same-store portfolio in the 2021 period as compared to the 2020 period.

Cash used in investing activities decreased from $124.5 million for the six months ended June 30, 2020 to $88.0 million for the six months ended June 30, 2021, reflecting a decrease of $36.6 million. The change was primarily driven by a decrease in cash used for acquisitions of storage properties. Cash used during the six months ended June 30, 2021 related to the acquisition of two stores for an aggregate purchase price of $34.1 million, while cash used during the six months ended June 30, 2020 related to the acquisition of three stores for an aggregate purchase price of $74.7 million.

Cash used in financing activities was $116.0 million for the six months ended June 30, 2020 compared to $129.4 million for the six months ended June 30, 2021, reflecting an increase of $13.4 million. This change was primarily the result of a $108.6 million increase in net revolving credit facility payments during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Additionally, principal payments on mortgage loans increased $44.0 million from the six months ended June 30, 2020 to the six months ended June 30, 2021 resulting primarily from the repayment of two secured loans during the 2021 period with no comparable repayments during the 2020 period. These increases in cash outflows were offset by $142.1 million of net proceeds received from the issuance of common shares under our “at-the-market” equity program during the six months ended June 30, 2021, with no comparable cash inflows during the 2020 period.

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

These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2021 fiscal year, we expect recurring capital expenditures to be approximately $4.0 million to $9.0 million, planned capital improvements and store upgrades to be approximately $4.0 million to $9.0 million and costs associated with the development of new stores to be approximately $8.5 million to $18.5 million. Our currently scheduled principal payments on our outstanding debt are approximately $1.2 million for the remainder of 2021.

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

As of June 30, 2021, we had approximately $4.0 million in available cash and cash equivalents. In addition, we had approximately $724.8 million of availability for borrowings under our Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2021	2020	Interest Rate	Date	Date

	(in thousands)
$300M 4.375% Guaranteed Notes due 2023 (1)	$300,000	$300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
Principal balance outstanding	2,050,000	2,050,000
Less: Discount on issuance of unsecured senior notes, net	(7,086)	(7,470)
Less: Loan procurement costs, net	(11,288)	(12,158)
Total unsecured senior notes, net	$2,031,626	$2,030,372

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2021, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2021, borrowings under the Revolver had an effective interest rate of 1.20%. Additionally, as of June 30, 2021, $724.8 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2021, we were in compliance with all of our financial covenants.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the six months ended June 30, 2021, we sold a total of 3.9 million common shares at an average sales price of $37.00 per share, resulting in net proceeds of $142.1 million, after deducting offering costs. We used the proceeds from the 2021 sales under the program to fund the acquisition and development of self-storage properties and for general corporate purposes. As of June 30, 2021, 7.0 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to June 30, 2021, we acquired two self-storage properties located in New Jersey and Pennsylvania for an aggregate purchase price of $33.0 million.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loss on early extinguishment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): equity in earnings of real estate ventures, gains from sale of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)
Net income attributable to the Company’s common shareholders	$48,752	$38,505	$90,484	$76,401

Add:
Real estate depreciation and amortization:
Real property	52,747	39,021	105,599	79,029
Company’s share of unconsolidated real estate ventures	2,014	1,953	3,887	3,662
Noncontrolling interests in the Operating Partnership	1,768	389	3,317	772
FFO attributable to common shareholders and OP unitholders	$105,281	$79,868	$203,287	$159,864

Add:
Loss on early repayment of debt (1)	133	—	556	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$105,414	$79,868	$203,843	$159,864

Weighted average diluted shares outstanding	202,809	194,192	201,527	194,231
Weighted average diluted units outstanding	7,328	1,949	7,355	1,961
Weighted average diluted shares and units outstanding	210,137	196,141	208,882	196,192

(1)	For the three and six months ended June 30, 2021, loss on early repayment of debt relates to costs that are included in the Company's share of equity in earnings (losses) of real estate ventures.

Off-Balance Sheet Arrangements

We do not have off-balance sheet arrangements, financings or other relationships with other unconsolidated entities (other than our co-investment partnerships) or other persons, also known as variable interest entities, not previously discussed.

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

As of June 30, 2021, our consolidated debt consisted of $2,207.6 million of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of June 30, 2021, there were $24.6 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $0.2 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $0.2 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $130.4 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $139.4 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	1,598	$38.84	N/A	3,000,000
May 1 - May 31	251	$43.13	N/A	3,000,000
June 1 - June 30	—	$—	N/A	3,000,000
Total	1,849	$39.42	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the six months ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: July 30, 2021	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: July 30, 2021	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: July 30, 2021	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)