Form 10-Q
period 2021-09-30
CubeSmart; CubeSmart, L.P.
filed 2021-11-05
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2021.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 3, 2021
Common shares, $0.01 par value per share, of CubeSmart	203,285,723

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust, or REIT, that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of September 30, 2021, owned a 96.7% interest in the Operating Partnership. The remaining 3.3% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30,	December 31,
	2021	2020
	(unaudited)

ASSETS
Storage properties	$5,573,816	$5,489,754
Less: Accumulated depreciation	(1,047,322)	(983,940)
Storage properties, net (including VIE assets of $160,317 and $119,345, respectively)	4,526,494	4,505,814
Cash and cash equivalents	20,332	3,592
Restricted cash	39,738	2,637
Loan procurement costs, net of amortization	2,587	3,275
Investment in real estate ventures, at equity	111,354	92,071
Assets held for sale	1,180	—
Other assets, net	134,369	170,753
Total assets	$4,836,054	$4,778,142

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,032,253	$2,030,372
Revolving credit facility	—	117,800
Mortgage loans and notes payable, net	168,855	216,504
Lease liabilities - finance leases	65,807	65,599
Accounts payable, accrued expenses and other liabilities	177,328	159,140
Distributions payable	71,696	68,301
Deferred revenue	33,871	29,087
Security deposits	1,105	1,077
Liabilities held for sale	81	—
Total liabilities	2,550,996	2,687,880

Noncontrolling interests in the Operating Partnership	339,557	249,414

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 203,284,756 and 197,405,989 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	2,033	1,974
Additional paid-in capital	3,037,520	2,805,673
Accumulated other comprehensive loss	(575)	(632)
Accumulated deficit	(1,113,025)	(974,799)
Total CubeSmart shareholders’ equity	1,925,953	1,832,216
Noncontrolling interests in subsidiaries	19,548	8,632
Total equity	1,945,501	1,840,848
Total liabilities and equity	$4,836,054	$4,778,142

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES
Rental income	$182,409	$146,507	$515,244	$427,976
Other property related income	21,892	18,916	62,414	52,340
Property management fee income	8,263	7,088	22,994	20,074
Total revenues	212,564	172,511	600,652	500,390
OPERATING EXPENSES
Property operating expenses	64,065	57,101	189,044	168,186
Depreciation and amortization	55,871	38,084	163,820	118,815
General and administrative	12,095	10,193	34,571	30,101
Total operating expenses	132,031	105,378	387,435	317,102
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(19,122)	(18,984)	(57,468)	(56,367)
Loan procurement amortization expense	(1,012)	(753)	(3,059)	(2,260)
Equity in earnings (losses) of real estate ventures	816	(37)	1,152	(216)
Gains from sales of real estate, net	28,815	—	28,815	—
Other	539	45	1,593	208
Total other income (expense)	10,036	(19,729)	(28,967)	(58,635)
NET INCOME	90,569	47,404	184,250	124,653
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(3,149)	(474)	(6,466)	(1,246)
Noncontrolling interest in subsidiaries	230	(39)	350	(115)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$87,650	$46,891	$178,134	$123,292

Basic earnings per share attributable to common shareholders	$0.43	$0.24	$0.89	$0.64
Diluted earnings per share attributable to common shareholders	$0.43	$0.24	$0.88	$0.63

Weighted average basic shares outstanding	202,194	193,745	200,934	193,652
Weighted average diluted shares outstanding	203,797	194,539	202,291	194,386

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

NET INCOME	$90,569	$47,404	$184,250	$124,653
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	60	60
OTHER COMPREHENSIVE INCOME:	20	20	60	60
COMPREHENSIVE INCOME	90,589	47,424	184,310	124,713
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(3,150)	(474)	(6,469)	(1,246)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	230	(39)	350	(115)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$87,669	$46,911	$178,191	$123,352

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions paid to noncontrolling interests in subsidiaries							(69)	(69)
Issuance of common shares, net	2,837	28	99,660			99,688		99,688
Issuance of restricted shares	32
Conversion from units to shares	55	1	1,912			1,913		1,913	(1,913)
Exercise of stock options	92	1	1,171			1,172		1,172
Amortization of restricted shares			705			705		705
Share compensation expense			609			609		609
Adjustment for noncontrolling interests in the Operating Partnership					(32,102)	(32,102)		(32,102)	32,102
Net income					41,732	41,732	34	41,766	1,549
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,350)	(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$2,004	$2,909,730	$(613)	$(1,033,519)	$1,877,602	$8,597	$1,886,199	$278,649
Contributions from noncontrolling interests in subsidiaries							5,104	5,104
Distributions paid to noncontrolling interests in subsidiaries							(38)	(38)
Issuance of common shares, net	1,046	11	42,418			42,429		42,429
Issuance of restricted shares	31
Conversion from units to shares	81	1	3,548			3,549		3,549	(3,549)
Exercise of stock options	189	2	4,073			4,075		4,075
Amortization of restricted shares			1,383			1,383		1,383
Share compensation expense			544			544		544
Adjustment for noncontrolling interests in the Operating Partnership					(63,025)	(63,025)		(63,025)	63,025
Net income (loss)					48,752	48,752	(154)	48,598	1,768
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,804)	(68,804)		(68,804)	(2,477)
Balance at June 30, 2021	201,769	$2,018	$2,961,696	$(594)	$(1,116,596)	$1,846,524	$13,509	$1,860,033	$337,417
Contributions from noncontrolling interests in subsidiaries							6,300	6,300
Distributions paid to noncontrolling interests in subsidiaries							(31)	(31)
Issuance of common shares, net	1,100	11	57,834			57,845		57,845
Issuance of restricted shares	2
Conversion from units to shares	276	3	13,390			13,393		13,393	(13,393)
Exercise of stock options	138	1	2,617			2,618		2,618
Amortization of restricted shares			1,424			1,424		1,424
Share compensation expense			559			559		559
Adjustment for noncontrolling interests in the Operating Partnership					(14,764)	(14,764)		(14,764)	14,764
Net income (loss)					87,650	87,650	(230)	87,420	3,149
Other comprehensive income, net				19		19		19	1
Common share distributions ($0.34 per share)					(69,315)	(69,315)		(69,315)	(2,381)
Balance at September 30, 2021	203,285	$2,033	$3,037,520	$(575)	$(1,113,025)	$1,925,953	$19,548	$1,945,501	$339,557

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions paid to noncontrolling interests in subsidiaries							(59)	(59)
Issuance of common shares, net			(118)			(118)		(118)
Issuance of restricted shares	30
Amortization of restricted shares			710			710		710
Share compensation expense			530			530		530
Adjustment for noncontrolling interest in the Operating Partnership					7,976	7,976		7,976	(7,976)
Net income					37,896	37,896	38	37,934	383
Other comprehensive income				20		20		20
Common share distributions ($0.33 per share)					(64,039)	(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,936	$2,675,867	$(709)	$(894,773)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions paid to noncontrolling interests in subsidiaries							(42)	(42)
Issuance of common shares, net			(70)			(70)		(70)
Issuance of restricted shares	28
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	14		135			135		135
Amortization of restricted shares			1,249			1,249		1,249
Share compensation expense			464			464		464
Adjustment for noncontrolling interest in the Operating Partnership					(615)	(615)		(615)	615
Net income					38,505	38,505	38	38,543	389
Other comprehensive income				20		20		20
Common share distributions ($0.33 per share)					(64,081)	(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,937	$2,680,468	$(689)	$(920,964)	$1,760,752	$7,965	$1,768,717	$51,407
Distributions paid to noncontrolling interests in subsidiaries							(60)	(60)
Issuance of common shares, net			(44)			(44)		(44)
Issuance of restricted shares	1
Issuance of OP units									9,000
Exercise of stock options	18		491			491		491
Amortization of restricted shares			1,277			1,277		1,277
Share compensation expense			479			479		479
Adjustment for noncontrolling interest in the Operating Partnership					(9,312)	(9,312)		(9,312)	9,312
Net income					46,891	46,891	39	46,930	474
Other comprehensive income, net				20		20		20
Common share distributions ($0.33 per share)					(64,092)	(64,092)		(64,092)	(620)
Balance at September 30, 2020	193,748	$1,937	$2,682,671	$(669)	$(947,477)	$1,736,462	$7,944	$1,744,406	$69,573

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$184,250	$124,653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	166,879	121,075
Non-cash portion of interest expense related to finance leases	208	—
Equity in (earnings) losses of real estate ventures	(1,152)	216
Gains from sales of real estate, net	(28,815)	—
Equity compensation expense	6,067	5,374
Accretion of fair market value adjustment of debt	(1,630)	(530)
Changes in other operating accounts:
Other assets	(7,034)	(6,964)
Accounts payable and accrued expenses	19,397	21,854
Other liabilities	4,770	2,153
Net cash provided by operating activities	$342,940	$267,831
Investing Activities
Acquisitions of storage properties	(65,455)	(82,968)
Additions and improvements to storage properties	(27,928)	(41,968)
Development costs	(60,783)	(34,163)
Investment in real estate ventures	(28,256)	(5,914)
Cash distributed from real estate ventures	15,125	4,566
Proceeds from sale of real estate, net	37,348	—
Net cash used in investing activities	$(129,949)	$(160,447)
Financing Activities
Proceeds from:
Revolving credit facility	667,658	273,774
Principal payments on:
Revolving credit facility	(785,458)	(236,474)
Mortgage loans and notes payable	(45,791)	(1,898)
Proceeds from issuance of common shares, net	199,962	(232)
Cash paid upon vesting of restricted shares	(843)	(665)
Exercise of stock options	7,865	626
Contributions from noncontrolling interests in subsidiaries	8,031	—
Distributions paid to noncontrolling interests in subsidiaries	(138)	(161)
Distributions paid to common shareholders	(204,522)	(192,160)
Distributions paid to noncontrolling interests in Operating Partnership	(5,914)	(1,917)
Net cash used in financing activities	$(159,150)	$(159,107)
Change in cash, cash equivalents and restricted cash	53,841	(51,723)
Cash, cash equivalents and restricted cash at beginning of period	6,229	58,441
Cash, cash equivalents and restricted cash at end of period	$60,070	$6,718
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$63,610	$62,937
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(2,623)
Accretion of put liability	$7,333	$4,716
Derivative valuation adjustment	$60	$60
Issuance of OP units (see note 4)	$—	$9,000
Contributions from noncontrolling interests in subsidiaries	$3,373	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30,	December 31,
	2021	2020
	(unaudited)

ASSETS
Storage properties	$5,573,816	$5,489,754
Less: Accumulated depreciation	(1,047,322)	(983,940)
Storage properties, net (including VIE assets of $160,317 and $119,345, respectively)	4,526,494	4,505,814
Cash and cash equivalents	20,332	3,592
Restricted cash	39,738	2,637
Loan procurement costs, net of amortization	2,587	3,275
Investment in real estate ventures, at equity	111,354	92,071
Assets held for sale	1,180	—
Other assets, net	134,369	170,753
Total assets	$4,836,054	$4,778,142

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,032,253	$2,030,372
Revolving credit facility	—	117,800
Mortgage loans and notes payable, net	168,855	216,504
Lease liabilities - finance leases	65,807	65,599
Accounts payable, accrued expenses and other liabilities	177,328	159,140
Distributions payable	71,696	68,301
Deferred revenue	33,871	29,087
Security deposits	1,105	1,077
Liabilities held for sale	81	—
Total liabilities	2,550,996	2,687,880

Limited Partnership interests of third parties	339,557	249,414

Commitments and contingencies

Capital
Operating Partner	1,926,528	1,832,848
Accumulated other comprehensive loss	(575)	(632)
Total CubeSmart, L.P. capital	1,925,953	1,832,216
Noncontrolling interests in subsidiaries	19,548	8,632
Total capital	1,945,501	1,840,848
Total liabilities and capital	$4,836,054	$4,778,142

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

REVENUES
Rental income	$182,409	$146,507	$515,244	$427,976
Other property related income	21,892	18,916	62,414	52,340
Property management fee income	8,263	7,088	22,994	20,074
Total revenues	212,564	172,511	600,652	500,390
OPERATING EXPENSES
Property operating expenses	64,065	57,101	189,044	168,186
Depreciation and amortization	55,871	38,084	163,820	118,815
General and administrative	12,095	10,193	34,571	30,101
Total operating expenses	132,031	105,378	387,435	317,102
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(19,122)	(18,984)	(57,468)	(56,367)
Loan procurement amortization expense	(1,012)	(753)	(3,059)	(2,260)
Equity in earnings (losses) of real estate ventures	816	(37)	1,152	(216)
Gains from sales of real estate, net	28,815	—	28,815	—
Other	539	45	1,593	208
Total other income (expense)	10,036	(19,729)	(28,967)	(58,635)
NET INCOME	90,569	47,404	184,250	124,653
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	230	(39)	350	(115)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	90,799	47,365	184,600	124,538
Operating Partnership interests of third parties	(3,149)	(474)	(6,466)	(1,246)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$87,650	$46,891	$178,134	$123,292

Basic earnings per unit attributable to common unitholders	$0.43	$0.24	$0.89	$0.64
Diluted earnings per unit attributable to common unitholders	$0.43	$0.24	$0.88	$0.63

Weighted average basic units outstanding	202,194	193,745	200,934	193,652
Weighted average diluted units outstanding	203,797	194,539	202,291	194,386

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

NET INCOME	$90,569	$47,404	$184,250	$124,653
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	60	60
OTHER COMPREHENSIVE INCOME:	20	20	60	60
COMPREHENSIVE INCOME	90,589	47,424	184,310	124,713
Comprehensive income attributable to Operating Partnership interests of third parties	(3,150)	(474)	(6,469)	(1,246)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	230	(39)	350	(115)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$87,669	$46,911	$178,191	$123,352

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions to noncontrolling interests in subsidiaries					(69)	(69)
Issuance of common OP units, net	2,837	99,688		99,688		99,688
Issuance of restricted OP units	32
Conversion from OP units to shares	55	1,913		1,913		1,913	(1,913)
Exercise of OP unit options	92	1,172		1,172		1,172
Amortization of restricted OP units		705		705		705
OP unit compensation expense		609		609		609
Adjustment for Limited Partnership interests of third parties		(32,102)		(32,102)		(32,102)	32,102
Net income		41,732		41,732	34	41,766	1,549
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,350)		(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$1,878,215	$(613)	$1,877,602	$8,597	$1,886,199	$278,649
Contributions from noncontrolling interests in subsidiaries					5,104	5,104
Distributions to noncontrolling interests in subsidiaries					(38)	(38)
Issuance of common OP units, net	1,046	42,429		42,429		42,429
Issuance of restricted OP units	31
Conversion from OP units to shares	81	3,549		3,549		3,549	(3,549)
Exercise of OP unit options	189	4,075		4,075		4,075
Amortization of restricted OP units		1,383		1,383		1,383
OP unit compensation expense		544		544		544
Adjustment for Limited Partnership interests of third parties		(63,025)		(63,025)		(63,025)	63,025
Net income (loss)		48,752		48,752	(154)	48,598	1,768
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,804)		(68,804)		(68,804)	(2,477)
Balance at June 30, 2021	201,769	$1,847,118	$(594)	$1,846,524	$13,509	$1,860,033	$337,417
Contributions from noncontrolling interests in subsidiaries					6,300	6,300
Distributions to noncontrolling interests in subsidiaries					(31)	(31)
Issuance of common OP units, net	1,100	57,845		57,845		57,845
Issuance of restricted OP units	2
Conversion from OP units to shares	276	13,393		13,393		13,393	(13,393)
Exercise of OP unit options	138	2,618		2,618		2,618
Amortization of restricted OP units		1,424		1,424		1,424
OP unit compensation expense		559		559		559
Adjustment for Limited Partnership interests of third parties		(14,764)		(14,764)		(14,764)	14,764
Net income (loss)		87,650		87,650	(230)	87,420	3,149
Other comprehensive income, net			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(69,315)		(69,315)		(69,315)	(2,381)
Balance at September 30, 2021	203,285	$1,926,528	$(575)	$1,925,953	$19,548	$1,945,501	$339,557

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Distributions to noncontrolling interests in subsidiaries					(59)	(59)
Issuance of common OP units, net		(118)		(118)		(118)
Issuance of restricted OP units	30
Amortization of restricted OP units		710		710		710
OP unit compensation expense		530		530		530
Adjustment for Limited Partnership interests of third parties		7,976		7,976		7,976	(7,976)
Net income		37,896		37,896	38	37,934	383
Other comprehensive income			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,039)		(64,039)		(64,039)	(650)
Balance at March 31, 2020	193,587	$1,783,030	$(709)	$1,782,321	$7,969	$1,790,290	$53,845
Distributions to noncontrolling interests in subsidiaries					(42)	(42)
Issuance of common OP units, net		(70)		(70)		(70)
Issuance of restricted OP units	28
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	14	135		135		135
Amortization of restricted OP units		1,249		1,249		1,249
OP unit compensation expense		464		464		464
Adjustment for Limited Partnership interests of third parties		(615)		(615)		(615)	615
Net income		38,505		38,505	38	38,543	389
Other comprehensive income			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,081)		(64,081)		(64,081)	(618)
Balance at June 30, 2020	193,729	$1,761,441	$(689)	$1,760,752	$7,965	$1,768,717	$51,407
Distributions to noncontrolling interests in subsidiaries					(60)	(60)
Issuance of common OP units, net		(44)		(44)		(44)
Issuance of restricted OP units	1
Issuance of OP units							9,000
Exercise of OP unit options	18	491		491		491
Amortization of restricted OP units		1,277		1,277		1,277
OP unit compensation expense		479		479		479
Adjustment for Operating Partnership interests of third parties		(9,312)		(9,312)		(9,312)	9,312
Net income		46,891		46,891	39	46,930	474
Other comprehensive income, net			20	20		20
Common OP unit distributions ($0.33 per unit)		(64,092)		(64,092)		(64,092)	(620)
Balance at September 30, 2020	193,748	$1,737,131	$(669)	$1,736,462	$7,944	$1,744,406	$69,573

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income	$184,250	$124,653
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	166,879	121,075
Non-cash portion of interest expense related to finance leases	208	—
Equity in (earnings) losses of real estate ventures	(1,152)	216
Gains from sales of real estate, net	(28,815)	—
Equity compensation expense	6,067	5,374
Accretion of fair market value adjustment of debt	(1,630)	(530)
Changes in other operating accounts:
Other assets	(7,034)	(6,964)
Accounts payable and accrued expenses	19,397	21,854
Other liabilities	4,770	2,153
Net cash provided by operating activities	$342,940	$267,831
Investing Activities
Acquisitions of storage properties	(65,455)	(82,968)
Additions and improvements to storage properties	(27,928)	(41,968)
Development costs	(60,783)	(34,163)
Investment in real estate ventures	(28,256)	(5,914)
Cash distributed from real estate ventures	15,125	4,566
Proceeds from sale of real estate, net	37,348	—
Net cash used in investing activities	$(129,949)	$(160,447)
Financing Activities
Proceeds from:
Revolving credit facility	667,658	273,774
Principal payments on:
Revolving credit facility	(785,458)	(236,474)
Mortgage loans and notes payable	(45,791)	(1,898)
Proceeds from issuance of common OP units	199,962	(232)
Cash paid upon vesting of restricted OP units	(843)	(665)
Exercise of OP unit options	7,865	626
Contributions from noncontrolling interests in subsidiaries	8,031	—
Distributions paid to noncontrolling interests in subsidiaries	(138)	(161)
Distributions paid to common OP unitholders	(210,436)	(194,077)
Net cash used in financing activities	$(159,150)	$(159,107)
Change in cash, cash equivalents and restricted cash	53,841	(51,723)
Cash, cash equivalents and restricted cash at beginning of period	6,229	58,441
Cash, cash equivalents and restricted cash at end of period	$60,070	$6,718
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$63,610	$62,937
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(2,623)
Accretion of put liability	$7,333	$4,716
Derivative valuation adjustment	$60	$60
Issuance of OP units (see note 4)	$—	$9,000
Contributions from noncontrolling interests in subsidiaries	$3,373	$—

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of September 30, 2021, the Company owned (or partially owned and consolidated) self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of September 30, 2021, the Parent Company owned approximately 96.7% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2020, which are included in the Parent Company’s and the Operating Partnership’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Land	$1,114,053	$1,093,503
Buildings and improvements	4,208,446	4,122,995
Equipment	120,500	123,044
Construction in progress	89,644	108,316
Right-of-use assets - finance leases	41,173	41,896
Storage properties	5,573,816	5,489,754
Less: Accumulated depreciation	(1,047,322)	(983,940)
Storage properties, net	$4,526,494	$4,505,814

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2020 through September 30, 2021.

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
			4	$67,075

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
			4	$38,600

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750

(1) Acquired by a consolidated joint venture in which the Company holds a 50% interest.

4. INVESTMENT ACTIVITY

2021 Acquisitions

During the nine months ended September 30, 2021, the Company acquired three stores located in Maryland (1), New Jersey (1) and Pennsylvania (1) for an aggregate purchase price of approximately $55.1 million. In addition, a consolidated joint venture in which the Company holds a 50% interest acquired a store in Minnesota for a purchase price of $12.0 million (see note 13). In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.6 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2021 was approximately $1.2 million and $1.3 million, respectively.

As of September 30, 2021, the Company had made aggregate deposits of approximately $0.8 million associated with three stores that were under contract to be acquired for an aggregate acquisition price of $54.5 million. The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2021 Dispositions

During the nine months ended September 30, 2021, the Company sold four properties located in Colorado (1), Nevada (1) and North Carolina (2) for an aggregate sales price of $38.6 million. In conjunction with the sales, the Company recorded gains that totaled $28.8 million.

Asset Held for Sale

As of September 30, 2021, the Company was under contract to sell a store located in Texas for a sales price of $5.2 million. The assets and liabilities associated with this store have been classified as held for sale within the Company’s September 30, 2021 consolidated balance sheets. As of September 30, 2021, the estimated fair value less selling costs of the store was greater than its carrying value, and therefore no loss has been recorded in the current period.

Tax-Free Like-Kind Exchanges

Certain of the property acquisitions and dispositions detailed above were subject to tax-free like-kind exchanges. As of September 30, 2021, these exchanges were not yet completed and there were $37.3 million in deposits related to these exchanges held by an intermediary. These deposits are classified as restricted cash within the Company’s consolidated balance sheets.

2020 Acquisitions

The Company acquired a portfolio of eight stores located in the outer boroughs of New York City (the “Storage Deluxe Assets”), in two separate tranches during December 2020, for an aggregate purchase price of $540.0 million. In connection with the acquisition of the Storage Deluxe Assets, the Company assumed six mortgage loans with an aggregate outstanding principal amount of $154.4 million at the time of acquisition, one of which had an outstanding principal balance of $33.2 million and was repaid immediately. The assumed mortgage debt was recorded at a fair value of $169.2 million, which includes an aggregate net premium of $14.8 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded with $210.5 million of cash and $175.1 million through the issuance of 5,272,023 OP Units (see note 13). In connection with the acquisition of the Storage Deluxe Assets, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $48.6 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2021 was approximately $12.1 million and $36.4 million, respectively. Additionally, as part of the transaction, the Company assumed three existing ground leases as lessee, two of which have been classified as finance leases and one of which has been classified as an operating lease (see note 14).

The Company also acquired 13 additional stores located in Florida (5), Maryland (1), Nevada (1), New Jersey (1), New York (1), Texas (3) and Virginia (1) for an aggregate purchase price of approximately $195.9 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the three and nine months ended September 30, 2021 was approximately $2.2 million and $7.4 million, respectively. The amortization expense that was recognized during the three and nine months ended September 30, 2020 was $0.6 million and $1.1 million, respectively.

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

Development Activity

As of September 30, 2021, the Company had investments in joint ventures to develop three self-storage properties located in Massachusetts, New York and Virginia. Construction for all projects is expected to be completed by the second quarter of 2022 (see note 13). As of September 30, 2021, development costs incurred to date for these projects totaled $56.5 million. Total construction costs for these projects are expected to be $75.0 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2020 through September 30, 2021. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures, in which it holds common ownership interests, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	September 30,	December 31,	September 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2021	2020	2021	2020
191 V CUBE LLC ("HVP V") (1)	20%	4	-	$22,396	$-
191 IV CUBE Southeast LLC ("HVPSE") (2)	10%	14	14	4,956	5,015
191 IV CUBE LLC ("HVP IV") (3)	20%	28	21	24,893	21,760
CUBE HHF Northeast Venture LLC ("HHFNE") (4)	10%	13	13	1,367	1,628
CUBE HHF Limited Partnership ("HHF") (5)	50%	35	35	57,742	63,668
		94	83	$111,354	$92,071

(1)	On March 17, 2021, the Company invested a 20% ownership interest in a newly-formed real estate venture that acquired its initial self-storage property located in Florida. As of September 30, 2021, HVP V owned four self-

storage properties located in Florida (2) and New Jersey (2). HVP V paid an aggregate of $110.7 million for these properties, of which $2.2 million was allocated to the value of the in-place leases. These acquisitions were funded initially through pro-rata contributions by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP V related to these acquisitions was $22.5 million. On September 30, 2021, the venture closed on a $60.0 million secured term loan. The loan bears interest at SOFR plus 2.05% and matures on September 30, 2025 with an option to extend the maturity date through September 30, 2026, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(2)	On March 19, 2020, the Company invested a 10% ownership interest in a newly-formed real estate venture that acquired 14 self-storage properties located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place leases. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HVP IV are located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $32.0 million. During the nine months ended September 30, 2021, HVP IV entered into a new $221.6 million secured loan, which bears interest at LIBOR plus 1.95% per annum, and matures on April 19, 2025. HVP IV used the proceeds from this loan to repay its existing loans (totaling $137.7 million) in full.

(4)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of September 30, 2021, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(5)	The stores owned by HHF are located in North Carolina (1) and Texas (34). On January 21, 2021, HHF entered into a new $105.0 million secured loan, which bears interest at a fixed rate of 2.58% per annum and matures on February 5, 2028. HHF used the proceeds from this loan to repay its existing outstanding $100.0 million loan in full. Subsequent to September 30, 2021, HHF sold seven stores in Texas for an aggregate sales price of approximately $85.0 million.

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

The following is a summary of the financial position of the Ventures as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020

Assets	(in thousands)
Storage properties, net	$853,182	$662,833
Other assets	94,624	18,112
Total assets	$947,806	$680,945

Liabilities and equity
Debt	$507,001	$359,985
Other liabilities	18,834	11,588
Equity
CubeSmart	111,354	92,071
Joint venture partners	310,617	217,301
Total liabilities and equity	$947,806	$680,945

The following is a summary of results of operations of the Ventures for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Total revenues	$24,273	$17,622	$64,337	$49,024
Operating expenses	(10,368)	(8,424)	(28,464)	(23,344)
Other expenses	(138)	(100)	(988)	(334)
Interest expense, net	(2,714)	(2,934)	(8,922)	(8,638)
Depreciation and amortization	(9,719)	(8,823)	(27,439)	(24,346)
Net income (loss)	$1,334	$(2,659)	$(1,476)	$(7,638)
Company’s share of net income (loss)	$816	$(37)	$1,152	$(216)

6. OTHER ASSETS

Other assets are comprised of the following as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
	2021	2020

	(in thousands)
Intangible assets, net of accumulated amortization of $44,748 and $2,123	$19,258	$57,820
Accounts receivable, net	6,812	5,829
Prepaid property taxes	7,245	6,334
Prepaid property and casualty insurance	4,081	2,626
Amounts due from affiliates (see note 16)	14,289	13,130
Assets held in trust related to deferred compensation arrangements	21,309	17,207
Right-of-use assets - operating leases (see note 14)	54,385	55,302
Equity investment recorded at cost (1)	—	5,000
Other	6,990	7,505
Total other assets, net	$134,369	$170,753

(1)	On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earned an 11% cumulative dividend prior to any other distributions. On August 24, 2021, the Class A preferred units and all accrued and unpaid dividends were redeemed and paid, respectively. Prior to this redemption, the Company’s investment in Capital Storage and the related dividends were included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively.

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2021	2020	Interest Rate	Date	Date

	(in thousands)
$300M 4.375% Guaranteed Notes due 2023 (1)	$300,000	$300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
Principal balance outstanding	2,050,000	2,050,000
Less: Discount on issuance of unsecured senior notes, net	(6,894)	(7,470)
Less: Loan procurement costs, net	(10,853)	(12,158)
Total unsecured senior notes, net	$2,032,253	$2,030,372

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2021, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

8. REVOLVING CREDIT FACILITY

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”). On June 19, 2019, the Company amended and restated, in its entirety, the Credit Facility (the “Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of a $750.0 million unsecured revolving facility (the “Revolver”) maturing on June 19, 2024. Under the Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings. At the Company’s current Baa2/BBB level, amounts drawn under the Revolver are priced at a rate of 1.10% over LIBOR, inclusive of a facility fee of 0.15%.

As of September 30, 2021, borrowings under the Revolver had an effective interest rate of 1.18%. Additionally, as of September 30, 2021, $749.4 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2021, the Company was in compliance with all of its financial covenants.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	September 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2021	2020	Interest Rate	Date

	(in thousands)
Bronx IX, NY (1)	$—	$21,030	4.85%	Jun-21
Bronx X, NY (1)	—	23,148	4.64%	Jun-21
Nashville V, TN	2,220	2,261	3.85%	Jun-23
New York, NY	29,503	29,981	3.51%	Jun-23
Annapolis I, MD	5,146	5,283	3.78%	May-24
Brooklyn XV, NY	15,504	15,713	2.15%	May-24
Long Island City IV, NY	12,655	12,852	2.15%	May-24
Long Island City II, NY	18,819	19,094	2.25%	Jul-26
Long Island City III, NY	18,830	19,106	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	156,977	202,768
Plus: Unamortized fair value adjustment	13,674	15,879
Less: Loan procurement costs, net	(1,796)	(2,143)
Total mortgage loans and notes payable, net	$168,855	$216,504

(1)	These mortgage loans were repaid in full on March 1, 2021.

As of September 30, 2021 and December 31, 2020, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $452.8 million and $539.2 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of September 30, 2021 (in thousands):

2021	$591
2022	2,426
2023	32,591
2024	32,329
2025	979
2026 and thereafter	88,061
Total mortgage payments	156,977
Plus: Unamortized fair value adjustment	13,674
Less: Loan procurement costs, net	(1,796)
Total mortgage loans and notes payable, net	$168,855

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the nine months ended September 30, 2021.

September 30,
2021
(in thousands)
Beginning balance	$(656)
Reclassification of realized losses on interest rate swaps (1)	60
Ending balance	(596)
Less: portion included in noncontrolling interests in the Operating Partnership	21
Total accumulated other comprehensive loss included in equity	$(575)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of September 30, 2021 and December 31, 2020, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of its 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and sixty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and nine months ended September 30, 2021, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of September 30, 2021 or December 31, 2020.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at September 30, 2021 and December 31, 2020.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020

	(in thousands)
Carrying value	$2,201,108	$2,364,676
Fair value	2,336,173	2,571,300

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at September 30, 2021 and December 31, 2020. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

13. NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated real estate ventures. The following table summarizes the Company’s consolidated joint ventures, each of which are accounted for as VIEs (dollars in thousands):

				CubeSmart
	Number		Date Opened /	Ownership	September 30, 2021
Consolidated Joint Ventures	of Stores	Location	Acquired (1)	Interest	Total Assets	Total Liabilities

					(in thousands)
CS Vienna, LLC ("Vienna") (2)	1	Vienna, VA	Q2 2022 (est.)	72%	$23,159	$11,976
CS 750 W Merrick Rd, LLC ("Merrick") (3)	1	Valley Stream, NY	Q1 2022 (est.)	51%	24,683	13,613
CS SDP Newtonville, LLC ("Newton") (4)	1	Newton, MA	Q4 2021 (est.)	90%	19,413	12,898
CS Valley Forge Village Storage, LLC ("VFV") (4)	1	King of Prussia, PA	Q2 2021	70%	21,373	13,887
CS Lock Up Anoka, LLC ("Anoka") (5)	1	Anoka, MN	Q2 2021	50%	12,054	5,620
SH3, LLC ("SH3") (6)	1	Arlington, VA	Q2 2015/Q1 2021	90%	39,311	197
Astoria Investors, LLC ("Astoria") (7)	1	Queens, NY	TBD	70%	21,000	4
	7				$160,993	$58,195

(1)	Anoka was formed to acquire an existing store that had commenced operations, while all other consolidated joint ventures were formed to develop, own and operate new stores.

(2)	On December 23, 2020, the Company and the noncontrolling member contributed a previously wholly-owned operating property (the “Vienna Operating Property”) and a parcel of land (the “Vienna Land”), respectively, to Vienna. The Vienna Operating Property and the Vienna Land are located in close proximity to each other in Vienna, VA. The members intend to construct a new store on the Vienna Land, which, upon completion, will be combined with the Vienna Operating Property and operated by the venture as a single store. The Company has a related party commitment to Vienna to fund all or a portion of the construction costs. As of September 30, 2021, the Company has funded $10.2 million of a total $17.0 million loan commitment to Vienna, which is included in the total liabilities amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(3)	The noncontrolling member of Merrick has the option to put their ownership interest in the venture to the Company for $17.1 million (the “Put Option”) within the two-year period after construction of the store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling member for $17.1 million, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest. The Company is accreting this liability during the development period and, as of September 30, 2021, has accrued $12.2 million. This amount is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(4)	The Company has related party loan commitments to VFV and Newton to fund a portion of the construction costs. As of September 30, 2021, the Company has outstanding loans of $13.1 million to VFV and $12.4 million to Newton, which are included in the total liability amounts within the table above. These loans and the related interest were eliminated for consolidation purposes.

(5)	On April 16, 2021, the Company contributed $3.4 million in exchange for a 50% ownership interest in Anoka, which acquired a self-storage property located in Minnesota for $12.0 million. In addition, as of September 30, 2021, the Company has funded $5.6 million of a $6.1 million related party loan commitment to Anoka, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(6)	SH3 owns two stores located in close proximity to each other in Arlington, VA, the first of which was developed and opened for operation in April 2015 (“Shirlington I”) and the second of which was developed and opened for operation in March 2021 (“Shirlington II”). Given their close proximity to each other, the two stores were combined in our store count, as well as for operational and reporting purposes, upon the opening of Shirlington II in March 2021.

(7)	On August 17, 2021, the Company contributed $14.7 million in exchange for a 70% ownership interest in Astoria, which acquired land for future development of a self-storage property in Queens, NY for $20.0 million.

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

Approximately 3.3% and 3.6% of the outstanding OP Units, as of September 30, 2021 and December 31, 2020, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

As of September 30, 2021 and December 31, 2020, 7,008,397 and 7,420,828 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Operating Partnership

recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $14.8 million and $4.2 million, respectively.

14. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the three and nine months ended September 30, 2021, administrative and late fees totaled $5.6 million and $15.4 million, respectively. For the three and nine months ended September 30, 2020, administrative and late fees totaled $5.1 million and $15.0 million, respectively. Administrative and late fees are included in Other property related income within the Company’s consolidated statements of operations.

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

For the three and nine months ended September 30, 2021 and 2020, the Company’s lease costs consist of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Finance lease cost:
Amortization of finance lease right-of-use assets	$241	$—	$723	$—
Interest expense related to finance lease liabilities	540	—	1,599	—
Operating lease cost	819	674	2,463	2,167
Short-term lease cost (1)	258	298	890	881
Total lease costs	$1,858	$972	$5,675	$3,048

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$531	$—	$1,392	$—
Operating cash outflows for operating leases	632	524	1,885	1,666
Total cash outflows for lease liability measurement	$1,163	$524	$3,277	$1,666

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,173	$41,896
Lease liabilities included in Lease liabilities - finance leases	$65,807	$65,599

Operating Leases
Right-of-use assets included in Other assets, net	$54,385	$55,302
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$53,420	$53,595

Weighted Average Lease Term (in years)
Finance leases	42.8	43.5
Operating leases	34.2	34.8

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.47%	4.46%

The following table represents the future lease liability maturities as of September 30, 2021 (in thousands):

	Finance	Operating
2021	$545	$626
2022	2,183	2,639
2023	2,183	2,690
2024	2,183	2,540
2025	2,224	2,539
2026 and thereafter	122,932	99,290
Total lease payments	132,250	110,324
Less: Imputed interest	(66,443)	(56,904)
Present value of lease liabilities	$65,807	$53,420

During the three and nine months ended September 30, 2021 and 2020, the Company did not enter into any lease agreements set to commence in the future.

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

16. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and nine months ended September 30, 2021 totaled $1.3 million and $3.6 million, respectively, compared to $1.0 million and $2.8 million, respectively, for the same periods in 2020.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $14.3 million and $13.1 million as of September 30, 2021 and December 31, 2020, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 13, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $41.3 million and $21.4 million as of September 30, 2021 and December 31, 2020, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three and nine months ended September 30, 2021, the Company recognized fees associated with property transactions of $0.4 million and $1.1 million, respectively. During the nine months ended September 30, 2020, the Company recognized $0.7 million in fees associated with property transactions. There were no property transaction fees recognized during the three months ended September 30, 2020. Property transaction fees are included in Other income on the consolidated statements of operations.

17. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars and units in thousands, except per share amounts)
Net income	$90,569	$47,404	$184,250	$124,653
Noncontrolling interests in the Operating Partnership	(3,149)	(474)	(6,466)	(1,246)
Noncontrolling interest in subsidiaries	230	(39)	350	(115)
Net income attributable to the Company’s common shareholders	$87,650	$46,891	$178,134	$123,292

Weighted average basic shares outstanding	202,194	193,745	200,934	193,652
Share options and restricted share units	1,603	794	1,357	734
Weighted average diluted shares outstanding (1)	203,797	194,539	202,291	194,386

Basic earnings per share attributable to common shareholders	$0.43	$0.24	$0.89	$0.64
Diluted earnings per share attributable to common shareholders (2)	$0.43	$0.24	$0.88	$0.63

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(dollars and units in thousands, except per unit amounts)
Net income	$90,569	$47,404	$184,250	$124,653
Operating Partnership interests of third parties	(3,149)	(474)	(6,466)	(1,246)
Noncontrolling interest in subsidiaries	230	(39)	350	(115)
Net income attributable to common unitholders	$87,650	$46,891	$178,134	$123,292

Weighted average basic units outstanding	202,194	193,745	200,934	193,652
Unit options and restricted share units	1,603	794	1,357	734
Weighted average diluted units outstanding (1)	203,797	194,539	202,291	194,386

Basic earnings per unit attributable to common unitholders	$0.43	$0.24	$0.89	$0.64
Diluted earnings per unit attributable to common unitholders (2)	$0.43	$0.24	$0.88	$0.63

(1)	For the three and nine months ended September 30, 2021, the Company declared cash dividends per common share/unit of $0.34 and $1.02, respectively. For the three and nine months ended September 30, 2020, the Company declared cash dividends per common share/unit of and $0.33 and $0.99, respectively.

(2)	The amount of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit as the exercise price was higher than the average share price of the Company for both the three and nine months ended September 30, 2020 was 0.8 million. There were no anti-dilutive options for the three and nine months ended September 30, 2021.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 7,008,397 and 2,148,805 as of September 30, 2021 and 2020, respectively. There were 203,284,756 and 193,748,023 common units outstanding as of September 30, 2021 and 2020, respectively.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of September 30, 2021 and December 31, 2020, we owned (or partially owned and consolidated) 545 and 543 self-storage properties, respectively. These properties totaled approximately 39.0 million and 38.5 million rentable square feet, respectively, as of such dates. As of September 30, 2021, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of September 30, 2021, we managed 706 stores for third parties (including 94 stores containing an aggregate of approximately 6.8 million rentable square feet as part of five separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,251. As of September 30, 2021, we managed stores for third parties in the following 37 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of total revenues for the nine months ended September 30, 2021.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain of the accounting policies used in the preparation of these unaudited consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in this Report. A summary of significant accounting policies is also provided in the aforementioned notes to our unaudited consolidated financial statements (see note 2). These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

Self-Storage Properties

The Company records self-storage properties at cost less accumulated depreciation. Depreciation on buildings and equipment is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years. Expenditures for significant renovations or improvements that extend the useful life of assets are capitalized. Repairs and maintenance costs are expensed as incurred.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and nine months ended September 30, 2021 and 2020.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. There was one store classified as held for sale as of September 30, 2021.

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

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the unaudited consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of September 30, 2021, we owned 507 same-store properties and 38 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in number of owned stores from January 1, 2020 through September 30, 2021:

	2021	2020

Balance - January 1	543	523
Stores acquired	—	1
Stores developed	1	—
Stores combined (1)	(1)	—
Balance - March 31	543	524
Stores acquired (2)	2	2
Stores developed	2	1
Balance - June 30	547	527
Stores acquired	2	—
Stores sold	(4)	—
Balance - September 30	545	527
Stores acquired		18
Stores combined (3)		(1)
Stores sold		(1)
Balance - December 31		543

(1)	On March 3, 2021, the Company completed development of a store located in Arlington, VA for a total cost of approximately $26.4 million. The developed store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which the Company holds a 50% interest.

(3)	On November 10, 2020, the Company acquired a store located in Merritt Island, FL for approximately $3.9 million. The acquired store is located in near proximity to an existing wholly-owned store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

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

Comparison of the three months ended September 30, 2021 to the three months ended September 30, 2020 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2021	2020	Change	Change	2021	2020	2021	2020	2021	2020	Change	Change
REVENUES:
Rental income	$163,321	$140,558	$22,763	16.2%	$19,088	$5,949	$—	$—	$182,409	$146,507	$35,902	24.5%
Other property related income (1)	7,048	6,862	186	2.7%	758	382	14,086	11,672	21,892	18,916	2,976	15.7%
Property management fee income	—	—	—	0.0%	—	—	8,263	7,088	8,263	7,088	1,175	16.6%
Total revenues	170,369	147,420	22,949	15.6%	19,846	6,331	22,349	18,760	212,564	172,511	40,053	23.2%

OPERATING EXPENSES:
Property operating expenses (2)	49,172	47,336	1,836	3.9%	5,703	2,350	9,190	7,415	64,065	57,101	6,964	12.2%
NET OPERATING INCOME:	121,197	100,084	21,113	21.1%	14,143	3,981	13,159	11,345	148,499	115,410	33,089	28.7%

Store count	507	507			38	20			545	527
Total square footage	35,485	35,485			3,485	1,604			38,970	37,089
Period end occupancy	94.8%	94.1%			80.1%	73.3%			93.4%	93.2%
Period average occupancy	95.6%	94.1%
Realized annual rent per occupied sq. ft. (3)	$19.26	$16.83

Depreciation and amortization									55,871	38,084	17,787	46.7%
General and administrative									12,095	10,193	1,902	18.7%
Subtotal									67,966	48,277	19,689	40.8%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(19,122)	(18,984)	(138)	(0.7)%
Loan procurement amortization expense									(1,012)	(753)	(259)	(34.4)%
Equity in earnings (losses) of real estate ventures									816	(37)	853	2,305.4%
Gains from sales of real estate, net									28,815	—	28,815	100.0%
Other									539	45	494	1,097.8%
Total other income (expense)									10,036	(19,729)	29,765	150.9%
NET INCOME									90,569	47,404	43,165	91.1%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(3,149)	(474)	(2,675)	(564.3)%
Noncontrolling interests in subsidiaries									230	(39)	269	689.7%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$87,650	$46,891	$40,759	86.9%
(1)	Protection plan revenue, which prior to 2021 had been included in our same-store and non same-store portfolio results, is now recorded in indirect property overhead. Prior periods have been adjusted for comparability.
(2)	For comparability purposes, current year amounts related to the expiration of certain real estate tax abatements have been excluded from the same-store portfolio results ($88k for the three months ended September 30, 2021).
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $146.5 million during the three months ended September 30, 2020 to $182.4 million for the three months ended September 30, 2021, an increase of $35.9 million, or 24.5%. The $22.8 million increase in same-store rental income was primarily due to higher rental rates and occupancy. Realized annual rent per occupied square foot in our same-store portfolio increased 14.4% as a result of higher rental rates for new and existing customers for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020. The remaining increase in revenues was primarily attributable to $13.1 million of additional rental income from the stores acquired or opened in 2020 and 2021 included in our non-same-store portfolio.

Other property related income increased from $18.9 million during the three months ended September 30, 2020 to $21.9 million for the three months ended September 30, 2021, an increase of $3.0 million, or 15.7%. The increase was primarily due to a $1.3 million increase in customer storage protection plan participation at our owned and managed stores.

Property management fee income increased from $7.1 million during the three months ended September 30, 2020 to $8.3 million for the three months ended September 30, 2021, an increase of $1.2 million, or 16.6%. This increase was primarily due to an increase in rental income at our managed stores for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.

Operating Expenses

Property operating expenses increased from $57.1 million during the three months ended September 30, 2020 to $64.1 million for the three months ended September 30, 2021, an increase of $7.0 million, or 12.2%. The $1.8 million increase in property operating expenses on the same-store portfolio was primarily due to a $1.1 million increase in advertising and a $1.0 million increase in property taxes. The remainder of the increase was primarily attributable to $3.4 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $38.1 million during the three months ended September 30, 2020 to $55.9 million for the three months ended September 30, 2021, an increase of $17.8 million, or 46.7%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $10.2 million during the three months ended September 30, 2020 to $12.1 million for the three months ended September 30, 2021, an increase of $1.9 million, or 18.7%. This increase was primarily attributable to increased personnel expenses resulting in part from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense on loans increased from $19.0 million during the three months ended September 30, 2020 to $19.1 million for the three months ended September 30, 2021, an increase of $0.1 million, or 0.7%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the three months ended September 30, 2021. To fund a portion of the Company’s growth, the average outstanding debt balance increased $256.8 million to $2.26 billion during the three months ended September 30, 2021 as compared to $2.00 billion during the three months ended September 30, 2020. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended September 30, 2021 and 2020 was 3.40% and 3.89%, respectively.

Gains from sales of real estate, net were $28.8 million for the three months ended September 30, 2021. There were no such gains for the three months ended September 30, 2020. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2021	2020	Change	Change	2021	2020	2021	2020	2021	2020	Change	Change
REVENUES:
Rental income	$463,515	$412,737	$50,778	12.3%	$51,729	$15,239	$—	$—	$515,244	$427,976	$87,268	20.4%
Other property related income (1)	19,873	18,467	1,406	7.6%	2,013	872	40,528	33,001	62,414	52,340	10,074	19.2%
Property management fee income	—	—	—	0.0%	—	—	22,994	20,074	22,994	20,074	2,920	14.5%
Total revenues	483,388	431,204	52,184	12.1%	53,742	16,111	63,522	53,075	600,652	500,390	100,262	20.0%

OPERATING EXPENSES:
Property operating expenses (2)	145,915	140,121	5,794	4.1%	16,160	6,501	26,969	21,564	189,044	168,186	20,858	12.4%
NET OPERATING INCOME:	337,473	291,083	46,390	15.9%	37,582	9,610	36,553	31,511	411,608	332,204	79,404	23.9%

Store count	507	507			38	20			545	527
Total square footage	35,485	35,485			3,485	1,604			38,970	37,089
Period end occupancy	94.8%	94.1%			80.1%	73.3%			93.4%	93.2%
Period average occupancy	95.0%	92.6%
Realized annual rent per occupied sq. ft. (3)	$18.33	$16.75

Depreciation and amortization									163,820	118,815	45,005	37.9%
General and administrative									34,571	30,101	4,470	14.9%
Subtotal									198,391	148,916	49,475	33.2%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(57,468)	(56,367)	(1,101)	(2.0)%
Loan procurement amortization expense									(3,059)	(2,260)	(799)	(35.4)%
Equity in earnings (losses) of real estate ventures									1,152	(216)	1,368	633.3%
Gains from sales of real estate, net									28,815	—	28,815	100.0%
Other									1,593	208	1,385	665.9%
Total other expense									(28,967)	(58,635)	29,668	50.6%

NET INCOME									184,250	124,653	59,597	47.8%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(6,466)	(1,246)	(5,220)	(418.9)%
Noncontrolling interests in subsidiaries									350	(115)	465	404.3%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$178,134	$123,292	$54,842	44.5%
(1)	Protection plan revenue, which prior to 2021 had been included in our same-store and non same-store portfolio results, is now recorded in indirect property overhead. Prior periods have been adjusted for comparability.
(2)	For comparability purposes, current year amounts related to the expiration of certain real estate tax abatements have been excluded from the same-store portfolio results ($208k for the nine months ended September 30, 2021).
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $428.0 million during the nine months ended September 30, 2020 to $515.2 million for the nine months ended September 30, 2021, an increase of $87.3 million, or 20.4%. The $50.8 million increase in same-store rental income was primarily due to higher rental rates and occupancy. Realized annual rent per occupied square foot in our same-store portfolio increased 9.4% as a result of higher rental rates for new and existing customers for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020. The remaining increase in revenues was primarily attributable to $36.5 million of additional rental income from the stores acquired or opened in 2020 and 2021 included in our non-same-store portfolio.

Other property related income increased from $52.3 million during the nine months ended September 30, 2020 to $62.4 million for the nine months ended September 30, 2021, an increase of $10.1 million, or 19.2%. The $1.4 million increase in same-store other property related income was mainly attributable to increases in fee revenue and merchandise sales. The increase was also due to a $4.8 million increase in customer storage protection plan participation at our owned and managed stores.

Property management fee income increased from $20.1 million during the nine months ended September 30, 2020 to $23.0 million for the nine months ended September 30, 2021, an increase of $2.9 million, or 14.5%. This increase was primarily due to an increase in rental income at our managed stores for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

Operating Expenses

Property operating expenses increased from $168.2 million during the nine months ended September 30, 2020 to $189.0 million for the nine months ended September 30, 2021, an increase of $20.9 million, or 12.4%. The $5.8 million increase in property operating expenses in the same-store portfolio was primarily due to a $2.4 million increase in property taxes and a $2.3 million increase in advertising. The remainder of the increase was primarily attributable to $9.7 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $118.8 million during the nine months ended September 30, 2020 to $163.8 million for the nine months ended September 30, 2021, an increase of $45.0 million, or 37.9%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $30.1 million during the nine months ended September 30, 2020 to $34.6 million for the nine months ended September 30, 2021, an increase of $4.5 million, or 14.9%. This increase was primarily attributable to increased personnel expenses resulting in part from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense on loans increased from $56.4 million during the nine months ended September 30, 2020 to $57.5 million for the nine months ended September 30, 2021, an increase of $1.1 million, or 2.0%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the nine months ended September 30, 2021. To fund a portion of the Company’s growth, the average outstanding debt balance increased $301.3 million to $2.28 billion during the nine months ended September 30, 2021 as compared to $1.98 billion during the nine months ended September 30, 2020. The weighted average effective interest rate on the Company’s outstanding debt for the nine months ended September 30, 2021 and 2020 was 3.40% and 3.92%, respectively.

Gains from sales of real estate, net were $28.8 million for the nine months ended September 30, 2021. There were no such gains for the nine months ended September 30, 2020. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

Cash Flows

Comparison of the nine months ended September 30, 2021 to the nine months ended September 30, 2020

A comparison of cash flow from operating, investing and financing activities for the nine months ended September 30, 2021 and 2020 is as follows:

	Nine Months Ended September 30,
Net cash provided by (used in):	2021	2020	Change

	(in thousands)

Operating activities	$342,940	$267,831	$75,109
Investing activities	$(129,949)	$(160,447)	$30,498
Financing activities	$(159,150)	$(159,107)	$(43)

Cash provided by operating activities increased from $267.8 million for the nine months ended September 30, 2020 to $342.9 million for the nine months ended September 30, 2021, reflecting an increase of $75.1 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2020 and 2021 and increased net operating income levels in the same-store portfolio in the 2021 period as compared to the corresponding 2020 period.

Cash used in investing activities decreased from $160.4 million for the nine months ended September 30, 2020 to $129.9 million for the nine months ended September 30, 2021, reflecting a decrease of $30.5 million. The change was primarily driven by an increase in net proceeds received from sale of real estate. In conjunction with the sale of four stores during the nine months ended September 30, 2021, we received aggregate net proceeds of $37.3 million, with no comparable cash inflows during the corresponding 2020 period.

Cash used in financing activities was $159.1 million for the nine months ended September 30, 2020 compared to $159.2 million for the nine months ended September 30, 2021. This change was primarily the result of a $155.1 million increase in net revolving credit facility payments during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Additionally, principal payments on mortgage loans increased $43.9 million from the nine months ended September 30, 2020 to the nine months ended September 30, 2021 resulting primarily from the repayment of two secured loans during the 2021 period with no comparable repayments during the 2020 period. These increases in cash outflows were offset by $200.0 million of net proceeds received from the issuance of common shares under our “at-the-market” equity program during the nine months ended September 30, 2021, with no comparable cash inflows during the corresponding 2020 period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and dividends to shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2021 fiscal year, we expect recurring capital expenditures to be approximately $1.0 million to $6.0 million, planned capital improvements and store upgrades to be approximately $1.0 million to $6.0 million and costs associated with the development of new stores to be approximately $2.5 million to $12.5 million. Our currently scheduled principal payments on our outstanding debt are approximately $0.6 million for the remainder of 2021.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing (including through our “at-the-market” equity program), and available borrowings under our Amended and Restated Credit Facility provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

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

We believe that, as a publicly traded REIT, we will have access to multiple sources of capital to fund our long-term liquidity requirements, including the incurrence of additional debt and the issuance of additional equity. However, we cannot provide any assurance that this will be the case. Our ability to incur additional debt will be dependent on a number of factors, including our degree of leverage, the value of our unencumbered assets and borrowing restrictions that may be imposed by lenders. There can be no assurance that such capital will be readily available in the future. Our ability to access the equity capital markets will be dependent on a number of factors as well, including general market conditions for REITs and market perceptions of us.

As of September 30, 2021, we had approximately $20.3 million in available cash and cash equivalents. In addition, we had approximately $749.4 million of availability for borrowings under our Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	September 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2021	2020	Interest Rate	Date	Date

	(in thousands)
$300M 4.375% Guaranteed Notes due 2023 (1)	$300,000	$300,000	4.33%	Various (1)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (2)	300,000	300,000	3.99%	Various (2)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
Principal balance outstanding	2,050,000	2,050,000
Less: Discount on issuance of unsecured senior notes, net	(6,894)	(7,470)
Less: Loan procurement costs, net	(10,853)	(12,158)
Total unsecured senior notes, net	$2,032,253	$2,030,372

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of September 30, 2021, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of September 30, 2021, borrowings under the Revolver had an effective interest rate of 1.18%. Additionally, as of September 30, 2021, $749.4 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of September 30, 2021, we were in compliance with all of our financial covenants.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

During the nine months ended September 30, 2021, we sold a total of 5.0 million common shares at an average sales price of $40.57 per share, resulting in net proceeds of $200.0 million, after deducting offering costs. We used the proceeds from the 2021 sales under the program to fund the acquisition and development of self-storage properties and for general corporate purposes. As of September 30, 2021, 5.9 million common shares remained available for issuance under the Equity Distribution Agreements.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loss on early extinguishment of debt, acquisition related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): equity in earnings of real estate ventures, gains from sales of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and nine months ended September 30, 2021 and 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)
Net income attributable to the Company’s common shareholders	$87,650	$46,891	$178,134	$123,292

Add (deduct):
Real estate depreciation and amortization:
Real property	54,120	37,033	159,719	116,062
Company’s share of unconsolidated real estate ventures	2,274	1,893	6,161	5,555
Gains from sales of real estate, net	(28,815)	—	(28,815)	—
Noncontrolling interests in the Operating Partnership	3,149	474	6,466	1,246
FFO attributable to common shareholders and OP unitholders	$118,378	$86,291	$321,665	$246,155

Add:
Loss on early repayment of debt (1)	—	—	556	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$118,378	$86,291	$322,221	$246,155

Weighted average diluted shares outstanding	203,797	194,539	202,291	194,386
Weighted average diluted units outstanding	7,280	1,879	7,330	1,961
Weighted average diluted shares and units outstanding	211,077	196,418	209,621	196,347

(1)	For the nine months ended September 30, 2021, loss on early repayment of debt relates to costs that are included in the Company's share of equity in earnings (losses) of real estate ventures.

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

As of September 30, 2021, our consolidated debt consisted of $2.21 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Borrowings under our unsecured credit facility are subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $125.9 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $134.6 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended September 30, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1 - July 31	569	$46.30	N/A	3,000,000
August 1 - August 31	47	$53.50	N/A	3,000,000
September 1 - September 30	225	$54.93	N/A	3,000,000
Total	841	$49.01	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the nine months ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: November 5, 2021	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: November 5, 2021	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2021	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)