Form 10-K
period 2021-12-31
CubeSmart; CubeSmart, L.P.
filed 2022-02-25
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $9,345,935,587. As of February 23, 2022, the number of common shares of CubeSmart outstanding was 224,002,775.

As of June 30, 2021, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 7,284,506 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $337,418,318 based upon the last reported sale price of $46.32 per share on the New York Stock Exchange on June 30, 2021 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”), that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2021, owned a 99.2% interest in the Operating Partnership. The remaining 0.8% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report. Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in this Report and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from the COVID-19 pandemic, other pandemics, quarantines and stay at home orders, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	increases in interest rates and operating costs;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or a consequence of natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	governmental, administrative and executive orders and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage or recovery from insurance against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in this Report and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

As of December 31, 2021, we owned (or partially owned and consolidated) 607 self-storage properties located in 24 states and in the District of Columbia containing an aggregate of approximately 43.6 million rentable square feet. As of December 31, 2021, approximately 92.0% of the rentable square footage at our owned stores was leased to approximately 379,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2021, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2021, we managed 651 stores for third parties (including 90 stores containing an aggregate of approximately 6.5 million net rentable square feet as part of seven separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,258. As of December 31, 2021, we managed stores for third parties in the District of Columbia and the following 36 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers. Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats. Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access. All of our stores have a storage associate available to assist our customers during business hours, and 331, or approximately 54.5%, of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 505, or approximately 83.2%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2021, owned a 99.2% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage properties.

Impact of COVID-19 on the Consolidated Financial Statements and Business Operations

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus, its variants and the disease that they cause known as COVID-19. Our stores have remained open throughout the pandemic and, to date, we have not experienced any material degradation in rent collections or occupancy. However, the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; and the continued impact on economic activity from the pandemic may, individually or in aggregate, impact our future business, financial condition, results of operations, access to capital and share price.

Acquisition and Disposition Activity

As of December 31, 2021 and 2020, we owned 607 and 543 stores, respectively, that contained an aggregate of 43.6 million and 38.5 million rentable square feet with occupancy levels of 92.0% and 92.3%, respectively. Additional information about our stores is included in Item 2 of this Report. The following is a summary of our 2021, 2020 and 2019 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(2)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750
2019 Acquisitions:

Maryland Asset	Baltimore-Towson, MD	March 2019	1	$22,000
Florida Assets	Cape Coral-Fort Myers, FL	April 2019	2	19,000
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(3)
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	August 2019	1	14,600
South Carolina Asset	Charleston-North Charleston, SC	August 2019	1	3,300
Texas Asset	Dallas-Fort Worth-Arlington, TX	October 2019	1	7,300
Florida Assets	Orlando-Kissimmee, FL	November 2019	3	32,100
California Asset	Los Angeles-Long Beach-Santa Ana, CA	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	College Station-Bryan, TX	October 2019	1	$4,146
			1	$4,146

(1)	Acquired by a consolidated joint venture in which we hold a 50% interest.

(2)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”), which are classified as held for sale on the Company’s consolidated balance sheets as of December 31, 2021. See note 4 to our consolidated financial statements.

(3)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition owned 18 storage properties (see note 5 to our consolidated financial statements).

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2021, 2020 and 2019, we owned (or partially owned and consolidated) 607, 543 and 523 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2019 through December 31, 2021:

	2021	2020	2019

Balance - January 1	543	523	493
Stores acquired	—	1	1
Stores developed	1	—	—
Stores combined (1)	(1)	—	—
Balance - March 31	543	524	494
Stores acquired (2)	2	2	21
Stores developed	2	1	2
Stores combined (3)	—	—	(1)
Balance - June 30	547	527	516
Stores acquired	2	—	2
Stores developed	—	—	1
Stores sold	(4)	—	—
Balance - September 30	545	527	519
Stores acquired	62	18	5
Stores developed	1	—	—
Stores combined (3)	—	(1)	—
Stores sold	(1)	(1)	(1)
Balance - December 31	607	543	523

(1)	On March 3, 2021, we completed development of a store located in Arlington, VA for a total cost of approximately $26.4 million. The developed store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	On May 24, 2019 and November 10, 2020, we acquired stores located in Tempe, AZ and Merritt Island, FL for approximately $1.6 million and $3.9 million, respectively. In each case, the store acquired is located in near proximity to an existing wholly-owned store. Given their proximity to each other, each acquired store has been combined with the existing store in our store count, as well as for operational and reporting purposes.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2021:

●	Store Acquisitions. We acquired LAACO, the owner of the Storage West Assets, for a purchase price of $1.69 billion, which included approximately $40.9 million of LAACO debt that we repaid at the closing. This acquisition included 57 stores in Arizona (17), California (20), Nevada (13) and Texas (7). As part of this transaction, we also acquired a 50% interest in two separate unconsolidated joint ventures, each of which own a store in California. Through our acquisition of LAACO, we also acquired the Club Operations.

In addition to LAACO, we acquired eight additional stores which are located in Florida (1), Georgia (1), Illinois (1), Maryland (1), Nevada (1), New Jersey (1), and Pennsylvania (2) for an aggregate purchase price of approximately $140.8 million. Also, a consolidated joint venture in which we hold a 50% interest acquired a store in Minnesota for a purchase price of $12.0 million.

●	Development Activity. We completed construction of and opened for operation four joint venture development properties located in Massachusetts (1), New York (1), Pennsylvania (1) and Virginia (1) for a total cost of $95.9 million. As of December 31, 2021, we had three joint venture development properties under construction located in New York (2) and Virginia (1), which are expected to be completed by the first quarter of 2023. As of December 31, 2021, we had invested $37.8 million of an expected $92.3 million related to these three projects.

●	Consolidated Development Joint Venture Buy-outs. We acquired the noncontrolling members’ interests in two previously consolidated development joint ventures for an aggregate of $10.0 million. The stores are located in Massachusetts (1) and New York (1) and are wholly owned by the Company as of December 31, 2021.

●	Store Dispositions. We sold five stores in Colorado (1), Nevada (1), North Carolina (2) and Texas (1) for an aggregate sales price of $43.8 million. In conjunction with the sales, we recorded gains that totaled $32.7 million.

●	Unconsolidated Real Estate Venture Activity. 191 V CUBE LLC, a newly-formed unconsolidated real estate venture in which we own a 20% interest, acquired five stores for an aggregate purchase price of $143.7 million, of which we contributed $22.6 million. The acquired stores are located in Florida (2), New Jersey (2) and New York (1). 191 IV CUBE LLC, an existing unconsolidated real estate venture in which we own a 20% interest, acquired seven additional stores located in Connecticut (1), Illinois (5) and Maryland (1), for an aggregate purchase price of $108.6 million, of which we contributed $5.7 million. Cube HHF Limited Partnership (“HHF”), an existing unconsolidated real estate venture in which we own a 50% interest, sold seven stores located in Texas for an aggregate sales price of $85.0 million and recorded a gain of $46.9 million in connection with the sale.

●	Unsecured Senior Note Activity. On November 30, 2021, the Operating Partnership issued $550.0 million in aggregate principal amount of unsecured senior notes due December 15, 2028, which bear interest at a rate of 2.250% per annum (the “2028 Notes”) and $500.0 million in aggregate principal amount of unsecured senior notes due February 15, 2032, which bear interest at a rate of 2.500% per annum (the “2032 Notes”). On December 23, 2021, with net proceeds from our issuance of the 2028 Notes and 2032 Notes, we redeemed, in full, our $300.0 million of outstanding 4.375% senior notes due 2023.

●	Mortgage Loan Activity. We repaid two mortgage loans with an aggregate outstanding principal balance of $43.9 million.

●	Public Equity Offering. On November 19, 2021, we completed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

●	At-The-Market Equity Program Activity. Under our at-the-market equity program, we sold a total of 5.0 million common shares at an average sales price of $40.57 per share, resulting in net proceeds of $200.0 million for the year, after deducting offering costs. As of December 31, 2021, 5.9 million common shares remained available for sale under the program. We used the proceeds from the 2021 sales under the program to fund the acquisition and development of self-storage properties and for general corporate purposes.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2022, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future developments or acquisitions.

●	Dispose of stores — During 2022, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund acquisitions within targeted markets and for general corporate purposes.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities and to leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of four senior officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

●	Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores over time. We evaluate both the broader market and the immediate trade area, typically three miles around the store, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas with strong demographics and growth, including, but not exclusively limited to, major metropolitan regions within the United States.

●	Quality of store — We focus on self-storage properties that have good visibility, ease of access and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

●	Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and the ability to spread our fixed costs across a large base of stores.

Segment

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2021 revenues. Our stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of our total revenues for the year ended December 31, 2021. Our stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9% and 8%, respectively, of our total revenues for the year ended December 31, 2020. Our stores in Florida, New York, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of our total revenues for the year ended December 31, 2019.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2021, our debt to total market capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 19.7% compared to approximately 25.6% as of December 31, 2020. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2021 was approximately 41.2% compared to approximately 41.0% as of December 31, 2020. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes. These capital sources may include existing cash, borrowings under our revolving credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

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

As of December 31, 2021, we employed 2,892 teammates, all within the United States. Of the total employees, approximately 90% were hourly and approximately 10% were salaried. We have no union presence or collective bargaining agreements. Our average teammate tenure as of December 31, 2021 was 3.5 years.

Company Culture and Teammate Experience

We measure our teammates’ experience each year through our Teammate Engagement Survey. In 2021, our annual engagement survey had a 91% participation rate. Results are communicated within individual teams to share what we learned and discuss both the positive aspects about working at CubeSmart and where we have opportunities to improve. In 2021, we identified teams whose engagement was below a certain threshold and provided coaching to the leaders and set goals to increase the attention given to the teammates. Through ongoing conversations and transparent commitment to continuous improvement, every CubeSmart teammate plays a role in building our company culture and making the experience working here the best it can be.

Teammate Development and Wellbeing

As part of our culture, we seek to help teammates grow with us and leverage their development both at CubeSmart and beyond. We believe in providing all teammates with training and development opportunities to succeed in their role. We plan, design and deliver training programs for all levels of the organization, from orientation and general job skills to enhancing leadership capabilities through skills trainings and mentoring. In 2021, we provided an average of 17 hours of training per teammate.

When recruiting new teammates, our talent management team engages with our store management teams and corporate leaders to identify a pool of potential candidates to serve our customers and deliver best-in-class customer service. We recruited, hired and trained 1,488 teammates during the year ended December 31, 2021. Teammate referrals were our top source for the candidates we hired, accounting for 30% of our new teammates. Additionally, more than 390 teammates were promoted into new roles and/or transitioned into new positions to further their career development.

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

As of December 31, 2021, of our total teammate population, 55% were female and 45% were male. Approximately 46% have self-identified as Black or African American, Hispanic or Latino, Asian, American Indian, or of two or more races. The average teammate age was 41; 38% of our teammates were 34 and younger while 39% of our teammates were 45 or older.

COVID-19 Update

The situation surrounding the COVID-19 virus in our country continued to impact our teammates and business operations. Throughout the pandemic, we have closely monitored legal requirements and the advice of experts and put actions into place as we found to be necessary. The goal of these actions was to find a way to still provide a differentiated CubeSmart customer experience while safeguarding the health of our teammates and customers and ensuring compliance with frequently-changing government mandates and/or restrictions. The actions we took in 2021 to support the wellbeing of our teammates included:

●	Updating and enacting policies to support the health and safety of our teammates, including related to changing mask and vaccination guidelines, travel, and office visitors;

●	Providing paid time off for teammates to get vaccinated;

●	Collecting vaccination status information from our teammates to inform policy decisions and prepare for potential mandates;

●	Returning corporate office and sales center teammates to in-office work in September with a new hybrid arrangement;

●	Supporting our teammates as the New York City vaccine mandate went into effect to help them understand the impact and guide them on steps needed to get compliant, ensuring our stores remained operational; and

●	Paying out appreciation bonuses to teammates who stayed with us throughout 2021.

Sustainability

We are focused on building our company for the long-term to generate sustainable growth. To that end, we have established a cross-functional ESG (Environmental, Social, & Governance) committee responsible for establishing our sustainability priorities and objectives. Management regularly evaluates sustainability risks faced by our portfolio and believe the low obsolescence, geographic diversification, and low emissions of our portfolio help to mitigate those risks. Our Senior Management team reports annually to the Board of Trustees on the status of our ESG program, our progress against the goals we’ve set, and provides updates on the various initiatives we’ve undertaken to improve our sustainability. Our efforts to enact change are highlighted by our sustainability targets which look to track improvements across key ESG metrics and are aligned to the United Nations Sustainable Development Goals.

A key area of focus from a sustainability perspective is minimizing the impact we make on the environment. Self-storage remains a low-environmental impact business as it consumes less energy and water while emitting fewer greenhouse gases than other real estate property types. We continue to look for ways to further reduce our low impact through a variety of initiatives including solar panel installations, HVAC upgrades, high-efficiency lighting retrofits, energy management systems, and paper reduction through our online rental platform.

We encourage you to review our Sustainability Report (located on our internet website at www.cubesmart.com) for more detailed information regarding our sustainability programs and initiatives. Nothing on our website, including our Sustainability Report or sections thereof, shall be deemed incorporated by reference into this Annual Report.

Information Security

We face risks associated with security breaches through cyber-attacks, cyber intrusions, or otherwise, as well as other significant disruptions of our information technology networks and related systems. The audit committee of the Company’s Board of Trustees is responsible for overseeing management’s risk assessment and risk management processes designed to monitor and control information security risk. A cross-organizational cyber task force meets regularly and management briefs the audit committee on information security matters at least once a year.

We have adopted and implemented an approach to identify and mitigate information security risks that we believe are commercially reasonable for real estate companies. We leverage the Center for Internet Security Critical Security Control Framework as the core of our governance program and include additional best practices from the Cloud Security Alliance, vendors, and other sources as necessary. Since January 1, 2019, we have not experienced any information security breaches that resulted in financial loss. We have insurance coverage designed to help us mitigate cyber risk exposure by offsetting costs involved with recovery and remediation after an information security breach or similar event. We regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management. We also regularly conduct information security training to ensure all employees, including those who may come into possession of confidential financial or personally identifiable information, are aware of information security risks and to enable them to take steps to mitigate such risks.

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

We are susceptible to the effects of adverse macro-economic events that can result in higher unemployment, shrinking demand for products, large-scale business failures and tight credit markets. Our results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending, as well as to increased bad debts due to recessionary pressures. Adverse economic conditions affecting disposable consumer income, such as employment levels, business conditions, inflation, interest rates, tax rates and fuel and energy costs, could reduce consumer spending or cause consumers to shift their spending to other products and services. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending could adversely affect our growth and profitability.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in New York, Florida, Texas and California accounted for approximately 19%, 15%, 9% and 8%, respectively, of our total 2021 revenues. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

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

We intend to continue to acquire individual and portfolios of self-storage properties. These acquisitions could fail to perform in accordance with expectations. If we fail to accurately estimate occupancy levels, rental rates, operating costs or costs of improvements to bring an acquired store up to the standards established for our intended market position, the performance of the store may be below expectations. Acquired stores may have characteristics or deficiencies affecting their valuation or revenue potential that we have not yet discovered. We cannot assure that the performance of stores acquired by us will increase or be maintained under our management.

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

We face system security risks as we depend upon automated processes and the internet, and breaches of, or failures in the performance of, our information technology systems could damage our reputation, cause us to incur substantial additional costs and subject us to litigation.

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

We operate our business to qualify to be taxed as a REIT for federal income tax purposes. We have not requested and do not plan to request a ruling from the Internal Revenue Service (“IRS”) that we qualify as a REIT, and the statements in this Report are not binding on the IRS or any court. As a REIT, we generally will not be subject to federal income tax on the income that we distribute currently to our shareholders. Many of the REIT requirements, however, are highly technical and complex. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control. For example, to qualify as a REIT, at least 95% of our gross income must come from specific passive sources, such as rent, that are itemized in the REIT tax laws. In addition, to qualify as a REIT, we cannot own specified amounts of debt and equity securities of some issuers. We also are required to distribute to our shareholders with respect to each year at least 90% of our REIT taxable income, excluding net capital gains. The fact that we hold substantially all of our assets through the Operating Partnership and its subsidiaries and joint ventures further complicates the application of the REIT requirements for us. Even a technical or inadvertent mistake could jeopardize our REIT status, and, given the highly complex nature of the rules governing REITs and the ongoing importance of factual determinations, we cannot provide any assurance that we will continue to qualify as a REIT. Congress and the IRS may make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. If we fail to qualify as a REIT for federal income tax purposes and are able to avail ourselves of one or more of the statutory savings provisions in order to maintain our REIT status, we would nevertheless be required to pay penalty taxes of $50,000 or more for each such failure.

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT until the fifth taxable that begins after the taxable year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

LAACO was a publicly traded partnership immediately prior to our acquisition of it on December 9, 2021. Failure of 90% or more of a publicly traded partnership’s gross income to be “qualifying income” under Section 7704 of the Internal Revenue Code in each of its tax years could result in such entity being taxed as a corporation rather than a partnership for U.S. federal income tax purposes. If LAACO failed to qualify as a partnership for U.S. federal income tax purposes immediately prior to our acquisition of it, and certain relief provisions do not apply, it might adversely affect our ability to satisfy the income and asset tests for REIT qualification. In addition, LAACO’s classification as a corporation for U.S. federal income tax purposes would mean that it has corporate income tax liabilities for all tax years during which it is classified as a corporation for U.S. federal income tax purposes.

Failure of the Operating Partnership (or a subsidiary partnership or joint venture) to be treated as a partnership would have serious adverse consequences to our shareholders.

If the IRS were to successfully challenge the tax status of the Operating Partnership or any of its subsidiary partnerships or joint ventures for federal income tax purposes, the Operating Partnership or the affected subsidiary partnership or joint venture would be taxable as a corporation. In such event, we likely would cease to qualify as a REIT and the imposition of a corporate tax on the Operating Partnership, a subsidiary partnership or joint venture would reduce the amount of cash available for distribution from the Operating Partnership to us and ultimately to our shareholders.

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

We have made taxable REIT subsidiary elections for the corporate subsidiaries of LAACO that hold the Club Operations and we intend to sell the assets in such subsidiaries to a third-party purchaser. If the purchase price for the assets of the subsidiaries exceeds our tax basis in such assets, then we may face corporate tax liability, which could have an adverse impact on our ability to make distributions.

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

Shareholders are urged to consult with their tax advisors with respect to the status of any regulatory or administrative developments and proposals and their potential effect on investment in our capital stock.

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

The Bipartisan Budget Act of 2015 requires our Operating Partnership and any subsidiary partnership to pay the hypothetical increase in partner-level taxes (including interest and penalties) resulting from an adjustment of partnership tax items on audit or in other tax proceedings, unless the partnership elects an alternative method under which the taxes resulting from the adjustment (and interest and penalties) are assessed at the partner level. Uncertainties remain as to the application of these rules and the impact they will have on us. It is possible that partnerships in which we invest may be subject to U.S. federal income tax, interest and penalties in the event of a U.S. federal income tax audit as a result of these law changes.

Risks Related to our Debt Financings

We face risks related to current debt maturities, including refinancing risk.

Certain of our mortgages, bank loans and unsecured debt (including our senior notes) will have significant outstanding balances on their maturity dates, commonly known as “balloon payments.” We may not have the cash resources available to repay those amounts, and we may have to raise funds for such repayment either through the issuance of equity or debt securities, additional bank borrowings (which may include extension of maturity dates), joint ventures or asset sales. Furthermore, we are restricted from incurring certain additional indebtedness and making certain other changes to our capital and debt structure under the terms of the Credit Facility (defined below) and senior notes and the indentures governing the Credit Facility and senior notes.

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

As of December 31, 2021, we did not have any outstanding debt that was indexed to the London Interbank Offered Rate (“LIBOR”) other than borrowings under our Revolver (defined below). On July 27, 2017, the Financial Conduct Authority (“FCA”), which regulates LIBOR, announced its intention to phase out LIBOR rates by the end of 2021. On March 5, 2021, the ICE Benchmark Administration Limited (“IBA”) announced an 18-month extension (to June 30, 2023) on certain U.S. dollar LIBOR rates, including the rate that our Revolver is indexed to. It is not possible to predict the further effect of these announcements, any changes in the methods by which LIBOR is determined, or any other reforms to LIBOR that may be enacted in the United Kingdom, the European Union or elsewhere. Such developments may cause LIBOR to perform differently than in the past, or cease to exist. In addition, any other legal or regulatory changes made by the FCA, the IBA, the European Money Markets Institute (formerly Euribor-EBF), the European Commission or any other successor governance or oversight body, or future changes adopted by such body, in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination, and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate becomes unavailable, the interest rates on our debt which is indexed to LIBOR will be determined using alternative methods, which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

As of December 31, 2021, we had 2,431 property-level personnel involved in the management and operation of our stores. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores. We compete with various other companies in attracting and retaining qualified and skilled personnel. Competitive pressures may require that we enhance our pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2019 and December 31, 2021, the closing price per share of our common shares has ranged from a high of $57.02 (on December 30, 2021) to a low of $20.85 (on March 23, 2020). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

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

Inflation and rising operating expenses could reduce our cash flow and funds available for future distributions.

Our stores and any other stores we acquire or develop in the future are, and will be, subject to operating risks common to real estate in general, any or all of which may negatively affect us. Our stores are subject to increases in operating expenses such as real estate, sales and other taxes, personnel costs including mandated minimum hourly wage rates and the cost of providing specific medical coverage and governmental mandated benefits to our employees, utilities, customer acquisition costs, insurance, administrative expenses and costs for repairs and maintenance. If operating expenses continue to increase without a corresponding increase in revenues, our profitability could diminish and limit our ability to make distributions to our shareholders.

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

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business, results of operations, financial condition, and stock price.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of internal control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatement because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations, and financial condition could be materially harmed, we could fail to meet our reporting obligations, and there could be a material adverse effect on the market price of our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2021, we owned 607 self-storage properties that contain approximately 43.6 million rentable square feet and are located in 24 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2021.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Ending
State	Stores	Units	Square Feet	Square Feet	Occupancy

Florida	90	65,018	6,801,203	15.6%	95.0%
Texas	75	45,751	5,358,803	12.3%	92.8%
California	63	45,099	4,741,051	10.9%	94.0%
New York	58	82,438	4,593,319	10.5%	89.5%
Arizona	48	28,121	3,070,755	7.0%	92.5%
Illinois	43	25,905	2,761,024	6.3%	93.2%
New Jersey	28	20,488	1,983,294	4.6%	92.3%
Nevada	22	14,613	1,700,457	3.9%	93.0%
Maryland	19	16,143	1,585,705	3.6%	91.8%
Georgia	21	13,151	1,562,380	3.6%	92.7%
Ohio	20	11,129	1,294,303	3.0%	91.4%
Massachusetts	20	12,996	1,256,014	2.9%	85.0%
Connecticut	22	10,759	1,197,402	2.8%	91.8%
Virginia	11	9,972	965,100	2.2%	84.0%
Pennsylvania	12	9,057	890,594	2.0%	78.0%
Tennessee	9	5,673	755,595	1.7%	91.7%
Colorado	10	5,540	654,265	1.5%	93.2%
North Carolina	9	5,345	611,298	1.4%	93.8%
South Carolina	8	3,877	432,389	1.0%	95.9%
Washington D.C.	5	5,293	409,484	0.9%	92.5%
Utah	4	2,386	293,988	0.7%	86.3%
Rhode Island	4	2,037	247,305	0.6%	93.4%
New Mexico	3	1,693	182,261	0.4%	91.6%
Minnesota	2	1,827	176,296	0.4%	77.5%
Indiana	1	583	70,380	0.2%	90.0%
Total/Weighted average	607	444,894	43,594,665	100.0%	92.0%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the ending occupancy, annual rent per occupied square foot and total revenues for our stores owned as of December 31, 2021, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired – Ending Occupancy

		Rentable	Ending Occupancy
Year Acquired (1)	# of Stores	Square Feet	2021	2020	2019

2018 and earlier	486	34,631,955	92.9%	93.0%	90.2%
2019	31	2,022,899	92.6%	87.9%	76.6%
2020	21	1,805,317	87.6%	83.7%	—
2021	69	5,134,492	87.5%	—	—
All stores owned as of December 31, 2021	607	43,594,663	92.0%	92.3%	89.5%

Stores by Year Acquired - Annual Rent Per Occupied Square Foot (2)

		Annual Rent per Occupied Square Foot
Year Acquired (1)	# of Stores	2021	2020	2019

2018 and earlier	486	$19.79	$17.89	$17.97
2019	31	16.89	14.62	14.54
2020	21	29.21	26.62	—
2021	69	19.71	—	—
All stores owned as of December 31, 2021	607	$20.00	$18.10	$17.81

Stores by Year Acquired - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired (1)	# of Stores	2021	2020	2019

2018 and earlier	486	$684,058	$604,479	$593,565
2019	31	33,572	26,271	11,841
2020	21	46,822	4,337	—
2021	69	8,668	—	—
All stores owned as of December 31, 2021	607	$773,120	$635,087	$605,406
(1)	Represents the year acquired for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $19.7 million, $15.3 million and $21.5 million for the periods ended December 31, 2021, 2020 and 2019, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2021, we held common ownership interests ranging from 10% to 50% in seven unconsolidated real estate ventures for an aggregate investment carrying value of $119.8 million. We hold interests in these real estate ventures with unaffiliated third parties to acquire, own and operate self-storage properties in select markets. As of December 31, 2021, these seven unconsolidated real estate ventures owned 90 self-storage properties that contained an aggregate of approximately 6.5 million net rentable square feet. The self-storage properties owned by these seven real estate ventures are managed by us and are located in Arizona (2), California (2), Connecticut (6), Florida (8), Georgia (10), Illinois (5), Maryland (2), Massachusetts (6), Minnesota (1), New Jersey (2), New York (1), North Carolina (1), Pennsylvania (1), Rhode Island (2), South Carolina (4), Texas (35) and Vermont (2).

On September 5, 2018, we invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a then newly formed venture that acquired 22 self-storage properties that contained an aggregate of approximately 1.7 million net rentable square feet. The stores owned by Capital Storage are located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earned an 11% cumulative dividend prior to any other distributions. On August 24, 2021, the Class A preferred units and all accrued and unpaid dividends were redeemed and paid, respectively. We no longer have an ownership interest in Capital Storage.

Each of the seven real estate ventures has assets and liabilities that we do not consolidate in our financial statements.

We account for our investments in real estate ventures using the equity method when it is determined that we have the ability to exercise significant influence over the venture. See note 5 to our consolidated financial statements for further disclosure regarding the assets, liabilities and operating results of our unconsolidated real estate ventures which we account for using the equity method of accounting.

Capital Expenditures

We have a capital improvement program that covers office upgrades, addition of climate control to select cubes, construction of parking areas and other store upgrades. For 2022, we anticipate spending approximately $8.5 million to $13.5 million associated with these capital expenditures. For 2022, we also anticipate spending approximately $10.5 million to $15.5 million on recurring capital expenditures and approximately $27.0 million to $37.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2021:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	446	$48.96	N/A	3,000,000
November 1 - November 30	158	$54.99	N/A	3,000,000
December 1 - December 31	41	$54.52	N/A	3,000,000
Total	645	$50.79	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

The Parent Company adopted a share repurchase program in 2007 for up to 3.0 million of the Parent Company’s outstanding common shares. Unless terminated earlier by resolution of the Board of Trustees, the program will expire when the number of authorized shares has been repurchased. The Parent Company has made no repurchases under this program to date.

Market Information for and Holders of Record of Common Shares

As of December 31, 2021, there were 157 registered record holders of the Parent Company’s common shares and 24 holders (other than the Parent Company) of the Operating Partnership’s common units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Parent Company’s dividends for 2021 consisted of a 92.6365% ordinary income distribution and a 7.3635% capital gain distribution.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

None.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2016 and ending December 31, 2021.

	For the year ended December 31,
Index	2016	2017	2018	2019	2020	2021
CubeSmart	100.00	112.74	116.59	133.05	148.58	259.40
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
FTSE NAREIT All Equity REIT Index	100.00	108.67	104.28	134.17	127.30	179.87

ITEM 6.  [Reserved]

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2021 and 2020, we owned (or partially owned and consolidated) 607 self-storage properties totaling approximately 43.6 million rentable square feet and 543 self-storage properties totaling approximately 38.5 million rentable square feet, respectively. As of December 31, 2021, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2021, we managed 651 stores for third parties (including 90 stores containing an aggregate of approximately 6.5 million net rentable square feet as part of seven separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,258. As of December 31, 2021, we managed stores for third parties in the District of Columbia and the following 36 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of total revenues for the year ended December 31, 2021.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the consolidated financial statements included in this Report. Certain of the accounting policies used in the preparation of these consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in the historical consolidated financial statements included in this Report. A summary of significant accounting policies is also provided in note 2 to our consolidated financial statements. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

Allocations to land, building and improvements and equipment are recorded based upon their respective fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible asset is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the storage leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below- market lease intangibles associated with assumed leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2021, 2020 and 2019.

The Company considers long-lived assets to be “held for sale” upon satisfaction of the following criteria: (a) management commits to a plan to sell an asset (or group of assets), (b) the asset is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such assets, (c) an active program to locate a buyer and other actions required to complete the plan to sell the asset have been initiated, (d) the sale of the asset is probable and transfer of the asset is expected to be completed within one year, (e) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (f) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. The Club Operations that we acquired through our acquisition of LAACO have been classified as held for sale as of December 31, 2021. There were no stores classified as held for sale as of December 31, 2021.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2021, 2020 and 2019.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2021, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $33.6 million. There were no such differences as of December 31, 2020. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the Company’s consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2021, we owned 506 same-store properties and 101 non same-store properties. All of the non same-store properties were 2020 and 2021 acquisitions, dispositions, developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2021, 2020 and 2019, we owned (or partially owned and consolidated) 607, 543 and 523 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2019 through December 31, 2021:

	2021	2020	2019

Balance - January 1	543	523	493
Stores acquired	—	1	1
Stores developed	1	—	—
Stores combined (1)	(1)	—	—
Balance - March 31	543	524	494
Stores acquired (2)	2	2	21
Stores developed	2	1	2
Stores combined (3)	—	—	(1)
Balance - June 30	547	527	516
Stores acquired	2	—	2
Stores developed	—	—	1
Stores sold	(4)	—	—
Balance - September 30	545	527	519
Stores acquired	62	18	5
Stores developed	1	—	—
Stores combined (3)	—	(1)	—
Stores sold	(1)	(1)	(1)
Balance - December 31	607	543	523

(1)	On March 3, 2021, we completed development of a store located in Arlington, VA for a total cost of approximately $26.4 million. The developed store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	On May 24, 2019 and November 10, 2020, we acquired stores located in Tempe, AZ and Merritt Island, FL for approximately $1.6 million and $3.9 million, respectively. In each case, the store acquired is located in near proximity to an existing wholly-owned store. Given their proximity to each other, each acquired store has been combined with the existing store in our store count, as well as for operational and reporting purposes.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2021	2020	Change	Change	2021	2020	2021	2020	2021	2020	Change	Change
REVENUES:
Rental income	$631,410	$557,201	$74,209	13.3%	$76,341	$23,808	$—	$—	$707,751	$581,009	$126,742	21.8%
Other property related income (1)	26,399	24,673	1,726	7.0%	2,906	1,280	54,300	44,770	83,605	70,723	12,882	18.2%
Property management fee income	—	—	—	0.0%	—	—	31,208	27,445	31,208	27,445	3,763	13.7%
Total revenues	657,809	581,874	75,935	13.1%	79,247	25,088	85,508	72,215	822,564	679,177	143,387	21.1%

OPERATING EXPENSES:
Property operating expenses (2)	192,650	184,939	7,711	4.2%	23,457	9,601	35,997	29,094	252,104	223,634	28,470	12.7%
NET OPERATING INCOME:	465,159	396,935	68,224	17.2%	55,790	15,487	49,511	43,121	570,460	455,543	114,917	25.2%

Store count	506	506			101	37			607	543
Total square footage	35,490	35,490			8,105	3,054			43,595	38,544
Period end occupancy	93.3%	93.3%			86.2%	80.5%			92.0%	92.3%
Period average occupancy	94.7%	92.9%
Realized annual rent per occupied sq. ft. (3)	$18.78	$16.91

Depreciation and amortization									232,049	156,573	75,476	48.2%
General and administrative									47,809	41,423	6,386	15.4%
Subtotal									279,858	197,996	81,862	41.3%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(78,448)	(75,890)	(2,558)	(3.4)%
Loan procurement amortization expense									(8,168)	(2,674)	(5,494)	(205.5)%
Loss on early extinguishment of debt									(20,328)	(18,020)	(2,308)	(12.8)%
Equity in earnings of real estate ventures									25,275	178	25,097	14,099.4%
Gains from sales of real estate, net									32,698	6,710	25,988	387.3%
Other									(10,818)	(240)	(10,578)	(4,407.5)%
Total other expense									(59,789)	(89,936)	30,147	33.5%

NET INCOME									230,813	167,611	63,202	37.7%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(7,873)	(1,825)	(6,048)	(331.4)%
Noncontrolling interests in subsidiaries									542	(165)	707	428.5%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$223,482	$165,621	$57,861	34.9%
(1)	Protection plan revenue, which prior to 2021 had been included in our same-store and non same-store portfolio results, is now recorded in other/eliminations. Prior periods have been adjusted for comparability.
(2)	For comparability purposes, current year amounts related to the expiration of certain real estate tax abatements have been excluded from the same-store portfolio results ($296k for the year ended December 31, 2021).
(3)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $581.0 million during the year ended December 31, 2020 to $707.8 million for the year ended December 31, 2021, an increase of $126.7 million, or 21.8%. The $74.2 million increase in same-store rental income was due primarily to a 1.8% increase in average occupancy and an increase in rental rates for new and existing customers. Realized annual rent per occupied square foot increased 11.1% for 2021 compared to 2020. The remaining increase was primarily attributable to $52.5 million of additional rental income from the stores acquired or opened in 2020 and 2021 included in our non same-store portfolio.

Other property related income increased from $70.7 million during the year ended December 31, 2020 to $83.6 million for the year ended December 31, 2021, an increase of $12.9 million, or 18.2%. The $1.7 million increase in same-store other property related income was mainly attributable to increases in fee revenue and merchandise sales. The increase was also due to a $5.7 million increase in customer storage protection plan participation at our owned and managed stores.

Property management fee income increased from $27.4 million during the year ended December 31, 2020 to $31.2 million for the year ended December 31, 2021, an increase of $3.8 million, or 13.7%. This increase was attributable to an increase in rental income at our managed stores for the year ended December 31, 2021 as compared to the year ended December, 31, 2020.

Operating Expenses

Property operating expenses increased from $223.6 million during the year ended December 31, 2020 to $252.1 million for the year ended December 31, 2021, an increase of $28.5 million, or 12.7%. The $7.7 million increase in property operating expenses in the same-store portfolio was primarily due to a $3.2 million increase in property taxes and a $2.7 million increase in advertising. The remainder of the increase was primarily attributable to $13.9 million of increased expenses associated with newly acquired or developed stores.

Depreciation and amortization increased from $156.6 million during the year ended December 31, 2020 to $232.0 million for the year ended December 31, 2021, an increase of $75.5 million, or 48.2%.This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $41.4 million during the year ended December 31, 2020 to $47.8 million for the year ended December 31, 2021, an increase of $6.4 million, or 15.4%. The change was primarily attributable to increased personnel expenses resulting in part from additional employee headcount to support our growth.

Other (expense) income

Interest expense on loans increased from $75.9 million during the year ended December 31, 2020 to $78.4 million for the year ended December 31, 2021, an increase of $2.6 million, or 3.4%. The increase was attributable to a higher amount of outstanding debt during 2021 compared to 2020. To fund a portion of our growth, the average outstanding debt balance increased by $312.6 million to $2.35 billion during 2021 as compared to $2.04 billion during 2020. The increase in the average outstanding debt balance was offset by a decrease in the weighted average effective interest rate on our outstanding debt, which was 3.36% and 3.82% for 2021 and 2020, respectively.

Loss on early extinguishment of debt was $20.3 million for the year ended December 31, 2021 compared to $18.0 million for the year ended December 31, 2020, an increase of $2.3 million. The 2021 amount was related to the early redemption of $300.0 million of outstanding 4.375% senior notes due 2023 (the “2023 Notes”). The 2020 amount was related to the early redemption of $250.0 million of outstanding 4.800% senior notes due 2022 (the “2022 Notes”) (see “Liquidity and Capital Resources” below).

Equity in earnings of real estate ventures increased from $0.2 million during the year ended December 31, 2020 to $25.3 million for the year ended December 31, 2021, an increase of $25.1 million. The increase was mainly due to our portion of the gains associated with HHF’s sale of seven stores (see note 5 to our consolidated financial statements).

Gains from sales of real estate, net increased from $6.7 million for the year ended December 31, 2020 to $32.7 million for the year ended December 31, 2021, an increase of $26.0 million. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

For the year ended December 31, 2021, the component of other (expense) income designated as other includes $15.0 million of transaction-related expenses comprised primarily of severance costs associated with the acquisition of LAACO. There were no such expenses for the year ended December 31, 2020.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparison of the year ended December 31, 2020 to the year ended December 31, 2019.

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

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020

Net income attributable to the Company’s common shareholders	$223,482	$165,621

Add (deduct):
Real estate depreciation and amortization:
Real property	226,599	152,897
Company’s share of unconsolidated real estate ventures	8,510	7,430
Gains from sales of real estate, net (1)	(56,181)	(6,710)
Noncontrolling interests in the Operating Partnership	7,873	1,825
FFO attributable to common shareholders and OP unitholders	$410,283	$321,063

Add (deduct):
Loss on early repayment of debt (2)	20,884	18,020
Transaction-related expenses (3)	14,986	—
Loan forgiveness income (4)	(1,546)	—
Bridge loan fee (5)	4,000	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$448,607	$339,083

Weighted average diluted shares outstanding	205,009	194,943
Weighted average diluted units outstanding	7,117	2,137
Weighted average diluted shares and units outstanding	212,126	197,080

(1)	The year ended December 31, 2021 includes $23.5 million of gains from sale of real estate, net that are included in the Company’s share of equity in earnings of real estate ventures.

(2)	For the year ended December 31, 2021, loss on early extinguishment of debt relates to a $20.0 million prepayment premium and a $0.3 million write-off of unamortized loan procurement costs associated with the Operating Partnership’s redemption, in full, of its 2023 Notes on December 23, 2021, as well as $0.6 million of costs that are included in the Company’s share of equity in earnings of real estate ventures. For the year ended December 31, 2020, loss on early extinguishment of debt relates to a $17.6 million prepayment premium and a $0.4 million write-off of unamortized loan procurement costs associated with the Operating Partnership’s redemption, in full, of its 2022 Notes on October 30, 2020.

(3)	Transaction-related expenses include severance expenses ($14.8 million) and other transaction expenses ($0.2 million). The predecessor company, LAACO, Ltd., entered into severance agreements with certain employees, including members of their executive team, prior to our acquisition of LAACO, Ltd. on December 9, 2021. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. We expect that an additional $10.3 million in severance costs will be expensed during the six months ended June 30, 2022. Transaction-related expenses are included in the component of other income (expense) designated as other.

(4)	The Company assumed a Paycheck Protection Program loan in conjunction with the LAACO transaction. This loan was subsequently forgiven by the Small Business Administration and the associated income is included in the component of other income (expense) designated as other.

(5)	Relates to a nonrefundable commitment fee to obtain bridge financing in the event that the Company's November 2021 senior note offerings were delayed, or could not be executed, in advance of the LAACO transaction. Upon issuance of the senior notes, the bridge financing commitment expired and the fee was fully amortized. The amortization of this fee is included in loan procurement amortization expense.

Cash Flows

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2021	2020	Change

	(in thousands)

Operating activities	$449,185	$351,033	$98,152
Investing activities	$(1,852,668)	$(511,441)	$(1,341,227)
Financing activities	$1,410,572	$108,196	$1,302,376

Cash provided by operating activities increased from $351.0 million for the year ended December 31, 2020 to $449.2 million for the year ended December 31, 2021, reflecting an increase of $98.2 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2020 and 2021 and increased net operating income levels in the same-store portfolio in the 2021 period as compared to the corresponding 2020 period.

Cash used in investing activities increased from $511.4 million for the year ended December 31, 2020 to $1,852.7 million for the year ended December 31, 2021, reflecting an increase of $1,341.2 million. The change was primarily driven by the $1,679.0 million of cash used for the acquisition of LAACO in 2021 offset by a decrease in cash used for acquisitions of other storage properties compared to the 2020 period. Excluding the storage properties acquired through the acquisition of LAACO, cash used during the year ended December 31, 2021 included the acquisition of nine stores (including the acquisition of a 50% membership interest in a consolidated joint venture that owns a single store) for an aggregate net purchase price of $152.8 million. Cash used during the year ended December 31, 2020 included the acquisition of 21 stores for an aggregate net purchase price of $406.4 million, net of $154.4 million of assumed debt and $175.1 million of OP units issued. Additionally, cash distributed from real estate ventures increased from $6.2 million for the year ended December 31, 2020 to $66.6 million for the year ended December 31, 2021, an increase of $60.4 million, primarily resulting from the distribution of proceeds received from the seven storage properties sold by our HHF real estate venture (see note 5 to the Company’s consolidated financial statements) during 2021.

Cash provided by financing activities was $108.2 million for the year ended December 31, 2020 compared to $1,410.6 million for the year ended December 31, 2021, reflecting an increase of $1,302.4 million. During the years ended December 31, 2021 and 2020, we received net proceeds from unsecured senior notes of $1,043.4 million and $445.8 million, respectively, reflecting an increase of $597.6 million. There was also an increase of $844.9 million in proceeds received from the issuance of common shares during the year ended December 31, 2021 compared to the year ended December 31, 2020, primarily as a result of our underwritten offering of 15.5 million common shares to partially fund the LAACO acquisition. These cash inflows were offset by $87.3 million of principal payments made on mortgage loans during the year ended December 31, 2021 compared to $46.1 million during the year ended December 31, 2020, reflecting an increase of $41.2 million that was primarily attributable to the repayment of LAACO’s outstanding long-term debt at closing.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2020 for a comparison of the year ended December 31, 2020 to the year ended December 31, 2019.

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

In order to qualify as a REIT for federal income tax purposes, the Parent Company is required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis and must pay federal income tax on undistributed income to the extent it distributes less than 100% of its REIT taxable income. The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short and long term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2022 fiscal year, we expect recurring capital expenditures to be approximately $10.5 million to $15.5 million, planned capital improvements and store upgrades to be approximately $8.5 million to $13.5 million and costs associated with the development of new stores to be approximately $27.0 million to $37.0 million. Our currently scheduled principal payments on debt are approximately $2.4 million in 2022.

Our most restrictive financial covenants limit the amount of additional leverage we can add; however, we believe cash flows from operations, access to equity financing, including through our at-the-market equity program and available borrowings under our Revolver (defined below) provide adequate sources of liquidity to enable us to execute our current business plan and remain in compliance with our covenants.

Our liquidity needs beyond 2022 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2021, we had approximately $11.1 million in available cash and cash equivalents. In addition, we had approximately $539.5 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

On November 30, 2021, we issued $550.0 million in aggregate principal amount of unsecured senior notes due December 15, 2028, which bear interest at a rate of 2.250% per annum (the “2028 Notes”) and $500.0 million in aggregate principal amount of unsecured senior notes due February 15, 2032, which bear interest at a rate of 2.500% per annum (the “2032 Notes”). The 2028 Notes were priced at 99.515% of the principal amount to yield 2.325% at maturity, and the 2032 Notes were priced at 99.219% of the principal amount to yield 2.587% at maturity. Net proceeds from the offering were used to fund a portion of the purchase price for the acquisition of LAACO. The remaining proceeds from the offerings were used to repay, in full, $300.0 million of outstanding 4.375% senior notes due in December 2023 (the “2023 Notes”) as well as for working capital and other general corporate purposes.

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2021	2020	Interest Rate	Date	Date

	(in thousands)
$300M 4.375% Guaranteed Notes due 2023 (1) (2)	$—	$300,000	4.33%	Various (2)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (3)	300,000	300,000	3.99%	Various (3)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	—	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	—	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,050,000
Less: Discount on issuance of unsecured senior notes, net	(13,455)	(7,470)
Less: Loan procurement costs, net	(18,336)	(12,158)
Total unsecured senior notes, net	$2,768,209	$2,030,372

(1)	On December 23, 2021, the Operating Partnership redeemed, in full, the 2023 Notes, with a portion of the net proceeds from the 2028 Notes and 2032 Notes issued on November 30, 2021. In connection with the redemption of the 2023 Notes, we recognized a loss on early debt extinguishment of $20.3 million, of which $20.0 million represents a prepayment premium and $0.3 million represents the write-off of unamortized loan procurement costs.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(3)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2021, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of December 31, 2021, borrowings under the Revolver had an interest rate of 1.20%. Additionally, as of December 31, 2021, $539.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2021, the Operating Partnership was in compliance with all of its financial covenants.

On June 20, 2011, we entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan that was scheduled to mature in January 2020. On June 19, 2019, we used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the Term Loan Facility. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

Issuance of Common Shares

On November 19, 2021 we closed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). Our sales activity under the program for the years ended December 31, 2021, 2020 and 2019 is summarized below:

	For the year ended December 31,
	2021	2020	2019

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	4,982	3,627	5,899
Average sales price per share	$40.57	$33.69	$33.64
Net proceeds after deducting offering costs	$199,977	$120,727	$196,304

We used proceeds from sales of common shares under the program during the years ended December 31, 2021, 2020 and 2019 to fund the acquisition and development of storage properties and for general corporate purposes. As of December 31, 2021, 2020 and 2019, 5.9 million common shares, 10.9 million common shares and 4.6 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to December 31, 2021, we acquired a self-storage property located in Maryland for $32.0 million.

Other Material Changes in Financial Position

	December 31,
	2021	2020	Change
		(in thousands)
Selected Assets
Storage properties, net	$6,097,670	$4,505,814	$1,591,856
Investment in real estate ventures, at equity	119,751	92,071	27,680
Assets held for sale	49,313	—	49,313
Other assets, net	265,705	170,753	94,952

Selected Liabilities
Unsecured senior notes, net	$2,768,209	$2,030,372	$737,837
Revolving credit facility	209,900	117,800	92,100
Mortgage loans and notes payable, net	167,676	216,504	(48,828)
Accounts payable, accrued expenses and other liabilities	199,985	159,140	40,845
Distributions payable	97,417	68,301	29,116

Noncontrolling interests in the Operating Partnership	$108,220	$249,414	$(141,194)

Storage properties, net increased $1.59 billion from December 31, 2020 to December 31, 2021, primarily as a result of the acquisition of 66 storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Investment in real estate ventures, at equity increased $27.7 million from December 31, 2020 to December 31, 2021, primarily as the result of the acquisition of two 50% joint venture interests as part of the acquisition of LAACO.

Assets held for sale increased $49.3 million from December 31, 2020 to December 31, 2021 as the result of classifying the Club Operations acquired in the LAACO acquisition as held for sale at December 31, 2021.

Other assets, net increased $95.0 million from December 31, 2020 to December 31, 2021, primarily due to the value assigned to the in-place leases at the 66 storage properties acquired during the year as well as assets related to deferred compensation for former LAACO executives.

Unsecured senior notes, net increased $737.8 million from December 31, 2020 to December 31, 2021 as a result of the issuance of the 2028 Notes and 2032 Notes on November 30, 2021 offset by the redemption of the 2023 Notes on December 23, 2021.

Revolving credit facility increased $92.1 million from December 31, 2020 to December 31, 2021 primarily as a result of borrowings used to fund the acquisition of 66 storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Mortgage loans and notes payable, net decreased $48.8 million from December 31, 2020 to December 31, 2021 primarily due to the repayment on March 1, 2021 of two mortgage loans totaling $43.9 million.

Accounts payable, accrued expenses and other liabilities increased $40.8 million from December 31, 2020 to December 31, 2021 primarily due to severance and deferred compensation obligations owed to former employees of LAACO.

Distributions payable increased $29.1 million from December 31, 2020 to December 31, 2021 primarily due to an increase in common shares outstanding and an increase in the annualized dividend declared from $1.36 per share to $1.72 per share.

Noncontrolling interests in the Operating Partnership decreased $141.2 million from December 31, 2020 to December 31, 2021, primarily due to the redemption of 5.5 million OP Units during the year ended December 31, 2021.

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

Effect of Changes in Interest Rates on our Outstanding Debt

Our interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower our overall borrowing costs. To achieve these objectives, we may choose to manage our exposure to fluctuations in market interest rates for a portion of our borrowings through the use of derivative financial instruments such as interest rate swaps or caps to mitigate our interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of our variable-rate debt. The analysis below presents the sensitivity of the market value of our financial instruments to selected changes in market interest rates. The range of changes chosen reflects our view of changes which are reasonably possible over a one-year period. Market values are the present value of projected future cash flows based on the market interest rates chosen.

As of December 31, 2021 our consolidated debt consisted of $2.96 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of December 31, 2021, there were $209.9 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $2.1 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $2.1 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $190.7 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $205.9 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B.  OTHER INFORMATION

Not applicable.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2022 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2022 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports.”

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2021.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	2,263,804	$29.63	(1)	2,448,384
Equity compensation plans not approved by shareholders	—	—		—
Total	2,263,804	$29.63		2,448,384

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

4.7*

Form of $250 million aggregate principal amount of 4.000% senior note due November 15, 2025, incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on October 26, 2015.

4.8*

Fourth Supplemental Indenture, dated as of August 15, 2016, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.9*

Form of $300 million aggregate principal amount of 3.125% senior notes due September 1, 2026, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.10*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2016.

4.11*

Form of $50 million aggregate principal amount of 4.000% senior notes due November 15, 2025, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

4.12*

Fifth Supplemental Indenture, dated as of April 4, 2017, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K, filed on April 5, 2017.

4.13*

Form of $350 million aggregate principal amount of 4.375% senior notes due February 15, 2029, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

4.14*

Sixth Supplemental Indenture, dated as of January 30, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 30, 2019.

4.15*

Form of $350 million aggregate principal amount of 3.000% senior notes due February 15, 2030, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.16*	Form of CubeSmart Notation of Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.17*

Seventh Supplemental Indenture, dated of as October 11, 2019, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 11, 2019.

4.18*

Form of $450 million aggregate principal amount of 2.000% senior notes due February 15, 2031, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.19*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.20*

Eighth Supplemental Indenture, dated of as October 6, 2020, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on October 6, 2020.

4.21*

Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated herein by reference to Exhibit 4.23 to the Company’s Annual Report on Form 10-K, filed on February 21, 2020.

4.22*

Ninth Supplemental Indenture, dated of as November 30, 2021, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.23*

Form of $550 million aggregate principal amount of 2.25% senior notes due December 15, 2028, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.24*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.25*

Form of $500 million aggregate principal amount of 2.50% senior notes due February 15, 2032, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.26*	Form of CubeSmart Guarantee, incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

4.27*

Tenth Supplemental Indenture, dated of as November 30, 2021, among CubeSmart, CubeSmart, L.P. and U.S. Bank National Association, incorporated herein by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K, filed on November 30, 2021.

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

10.46*

Agreement and Plan of Merger, by and among LAACO, Ltd., CubeSmart, L.P., CS West Merger Sub, L.P. and Stability LLC, dated as of November 15, 2021, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 15, 2021.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Marianne M. Keler	Chair of the Board of Trustees	February 25, 2022
Marianne M. Keler

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 25, 2022
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 25, 2022
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 25, 2022
Piero Bussani

/s/ Dorothy Dowling	Trustee	February 25, 2022
Dorothy Dowling

/s/ John W. Fain	Trustee	February 25, 2022
John W. Fain

/s/ John F. Remondi	Trustee	February 25, 2022
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 25, 2022
Jeffrey F. Rogatz

/s/ Deborah Ratner Salzberg	Trustee	February 25, 2022
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2021, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 25, 2022

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2021, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Company had $6.1 billion of storage properties, net of accumulated depreciation as of December 31, 2021. The Company performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the storage property.

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

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart L.P. and subsidiaries (the Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2022 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Partnership had $6.1 billion of storage properties, net of accumulated depreciation as of December 31, 2021. The Partnership performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the storage property.

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

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 25, 2022 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on CubeSmart L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 25, 2022

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2021	2020

ASSETS
Storage properties	$7,183,494	$5,489,754
Less: Accumulated depreciation	(1,085,824)	(983,940)
Storage properties, net (including VIE assets of $149,467 and $119,345, respectively)	6,097,670	4,505,814
Cash and cash equivalents	11,140	3,592
Restricted cash	2,178	2,637
Loan procurement costs, net of amortization	2,322	3,275
Investment in real estate ventures, at equity	119,751	92,071
Assets held for sale	49,313	—
Other assets, net	265,705	170,753
Total assets	$6,548,079	$4,778,142

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,768,209	$2,030,372
Revolving credit facility	209,900	117,800
Mortgage loans and notes payable, net	167,676	216,504
Lease liabilities - finance leases	65,801	65,599
Accounts payable, accrued expenses and other liabilities	199,985	159,140
Distributions payable	97,417	68,301
Deferred revenue	37,144	29,087
Security deposits	1,065	1,077
Liabilities held for sale	2,502	—
Total liabilities	3,549,699	2,687,880

Noncontrolling interests in the Operating Partnership	108,220	249,414

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 223,917,993 and 197,405,989 shares issued and outstanding at December 31, 2021 and 2020, respectively	2,239	1,974
Additional paid-in capital	4,088,392	2,805,673
Accumulated other comprehensive loss	(570)	(632)
Accumulated deficit	(1,218,498)	(974,799)
Total CubeSmart shareholders’ equity	2,871,563	1,832,216
Noncontrolling interests in subsidiaries	18,597	8,632
Total equity	2,890,160	1,840,848
Total liabilities and equity	$6,548,079	$4,778,142

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2021	2020	2019

REVENUES
Rental income	$707,751	$581,009	$552,404
Other property related income	83,605	70,723	67,558
Property management fee income	31,208	27,445	23,953
Total revenues	822,564	679,177	643,915
OPERATING EXPENSES
Property operating expenses	252,104	223,634	209,739
Depreciation and amortization	232,049	156,573	163,547
General and administrative	47,809	41,423	38,560
Total operating expenses	531,962	421,630	411,846
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(78,448)	(75,890)	(72,525)
Loan procurement amortization expense	(8,168)	(2,674)	(2,819)
Loss on early extinguishment of debt	(20,328)	(18,020)	—
Equity in earnings of real estate ventures	25,275	178	11,122
Gains from sales of real estate, net	32,698	6,710	1,508
Other	(10,818)	(240)	1,416
Total other expense	(59,789)	(89,936)	(61,298)
NET INCOME	230,813	167,611	170,771
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(7,873)	(1,825)	(1,708)
Noncontrolling interest in subsidiaries	542	(165)	54
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$223,482	$165,621	$169,117

Basic earnings per share attributable to common shareholders	$1.10	$0.85	$0.89
Diluted earnings per share attributable to common shareholders	$1.09	$0.85	$0.88

Weighted average basic shares outstanding	203,832	194,147	190,874
Weighted average diluted shares outstanding	205,009	194,943	191,576

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2021	2020	2019

NET INCOME	$230,813	$167,611	$170,771
Other comprehensive income:
Unrealized gains on interest rate swaps	—	—	232
Reclassification of realized losses on interest rate swaps	81	81	70
OTHER COMPREHENSIVE INCOME:	81	81	302
COMPREHENSIVE INCOME	230,894	167,692	171,073
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(7,892)	(1,809)	(1,710)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	542	(165)	54
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$223,544	$165,718	$169,417

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2018	187,145	$1,871	$2,500,751	$(1,029)	$(791,915)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interest in subsidiaries							7,376	7,376
Distributions paid to noncontrolling interest in subsidiaries							(188)	(188)
Acquisition of noncontrolling interest in subsidiary			(34,690)			(34,690)	(5,915)	(40,605)
Issuance of common shares, net	5,899	60	196,244			196,304		196,304
Issuance of restricted shares	52
Issuance of OP units									3,576
Conversion from units to shares	80	1	2,485			2,486		2,486	(2,486)
Exercise of stock options	381	4	3,682			3,686		3,686
Amortization of restricted shares			4,487			4,487		4,487
Share compensation expense			1,786			1,786		1,786
Adjustment for noncontrolling interests in the Operating Partnership					(5,918)	(5,918)		(5,918)	5,918
Net income (loss)					169,117	169,117	(54)	169,063	1,708
Other comprehensive income, net				300		300		300	2
Common share distributions ($1.29 per share)					(247,890)	(247,890)		(247,890)	(2,449)
Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Contributions from noncontrolling interest in subsidiaries							682	682
Distributions paid to noncontrolling interest in subsidiaries							(205)	(205)
Issuance of common shares, net	3,627	37	120,690			120,727		120,727
Issuance of restricted shares	60
Issuance of OP units									186,933
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	62		961			961		961
Amortization of restricted shares			4,502			4,502		4,502
Share compensation expense			1,952			1,952		1,952
Adjustment for noncontrolling interests in the Operating Partnership					(4,230)	(4,230)		(4,230)	4,230
Net income					165,621	165,621	165	165,786	1,825
Other comprehensive income (loss), net				97		97		97	(16)
Common share distributions ($1.33 per share)					(259,584)	(259,584)		(259,584)	(2,822)
Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Contributions from noncontrolling interest in subsidiaries							11,404	11,404
Distributions paid to noncontrolling interest in subsidiaries							(246)	(246)
Acquisition of noncontrolling interest in subsidiary			(2,746)			(2,746)	(651)	(3,397)
Issuance of common shares, net	20,508	205	965,433			965,638		965,638
Issuance of restricted shares	66
Conversion from units to shares	5,519	56	304,959			305,015		305,015	(305,015)
Exercise of stock options	419	4	7,861			7,865		7,865
Amortization of restricted shares			4,941			4,941		4,941
Share compensation expense			2,271			2,271		2,271
Adjustment for noncontrolling interests in the Operating Partnership					(164,109)	(164,109)		(164,109)	164,109
Net income (loss)					223,482	223,482	(542)	222,940	7,873
Other comprehensive income, net				62		62		62	19
Common share distributions ($1.45 per share)					(303,072)	(303,072)		(303,072)	(8,180)
Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020	2019
Operating Activities
Net income	$230,813	$167,611	$170,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	240,217	159,247	166,366
Non-cash portion of interest expense related to finance leases	202	—	—
Loss on early extinguishment of debt	20,328	18,020	—
Equity in earnings of real estate ventures	(25,275)	(178)	(11,122)
Gains from sales of real estate, net	(32,698)	(6,710)	(1,508)
Equity compensation expense	8,088	7,140	6,694
Accretion of fair market value adjustment of debt	(2,037)	(259)	(718)
Changes in other operating accounts:
Other assets	(9,247)	(9,674)	(6,578)
Accounts payable and accrued expenses	14,871	13,922	6,042
Other liabilities	3,923	1,914	1,821
Net cash provided by operating activities	$449,185	$351,033	$331,768
Investing Activities
Acquisitions of storage properties	(151,547)	(417,988)	(117,998)
Acquisition of LAACO, Ltd., net of cash acquired	(1,678,984)	—	—
Additions and improvements to storage properties	(34,608)	(49,857)	(37,569)
Development costs	(69,887)	(55,286)	(102,826)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	—	(117,959)
Investment in real estate ventures	(28,261)	(7,022)	(10,264)
Cash distributed from real estate ventures	66,593	6,246	7,096
Proceeds from sale of real estate, net	44,026	12,466	3,856
Net cash used in investing activities	$(1,852,668)	$(511,441)	$(375,664)
Financing Activities
Proceeds from:
Unsecured senior notes	1,043,427	445,833	696,426
Revolving credit facility	906,571	429,085	859,313
Principal payments on:
Unsecured senior notes	(300,000)	(250,000)	—
Revolving credit facility	(814,471)	(311,285)	(1,158,776)
Unsecured term loans	—	—	(200,000)
Mortgage loans and notes payable	(87,263)	(46,093)	(11,652)
Loan procurement costs	(12,548)	(3,764)	(6,023)
Debt prepayment costs	(20,023)	(17,584)	—
Settlement of hedge transactions	—	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	(3,397)	—	(35,777)
Proceeds from issuance of common shares, net	965,638	120,727	196,304
Cash paid upon vesting of restricted shares	(876)	(686)	(421)
Exercise of stock options	7,865	961	3,686
Contributions from noncontrolling interests in subsidiaries	8,031	—	48
Distributions paid to noncontrolling interests in subsidiaries	(246)	(205)	(188)
Distributions paid to common shareholders	(273,839)	(256,253)	(243,859)
Distributions paid to noncontrolling interests in Operating Partnership	(8,297)	(2,540)	(2,419)
Net cash provided by financing activities	$1,410,572	$108,196	$95,855
Change in cash, cash equivalents and restricted cash	7,089	(52,212)	51,959
Cash, cash equivalents and restricted cash at beginning of period	6,229	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$13,318	$6,229	$58,441
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$79,148	$80,792	$69,283
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(2,623)	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$—	$8,288
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$—	$(8,288)
Right-of-use assets obtained in exchange for lease liabilities	$—	$61,423	$—
Discount on issuance of unsecured senior notes	$6,573	$4,167	$3,574
Noncash drawdown on revolving credit facility	$—	$—	$103,938
Mortgage loan assumptions	$40,880	$169,056	$—
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$—	$(100,000)
Accretion of put liability	$9,777	$7,917	$5,895
Derivative valuation adjustment	$81	$81	$302
Loan procurement costs	$—	$—	$(3,770)
Issuance of OP units (see note 4)	$—	$186,933	$3,576
Acquisition of noncontrolling interest in subsidiary	$—	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$3,373	$682	$7,328

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2021	2020

ASSETS
Storage properties	$7,183,494	$5,489,754
Less: Accumulated depreciation	(1,085,824)	(983,940)
Storage properties, net (including VIE assets of $149,467 and $119,345, respectively)	6,097,670	4,505,814
Cash and cash equivalents	11,140	3,592
Restricted cash	2,178	2,637
Loan procurement costs, net of amortization	2,322	3,275
Investment in real estate ventures, at equity	119,751	92,071
Assets held for sale	49,313	—
Other assets, net	265,705	170,753
Total assets	$6,548,079	$4,778,142

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,768,209	$2,030,372
Revolving credit facility	209,900	117,800
Mortgage loans and notes payable, net	167,676	216,504
Lease liabilities - finance leases	65,801	65,599
Accounts payable, accrued expenses and other liabilities	199,985	159,140
Distributions payable	97,417	68,301
Deferred revenue	37,144	29,087
Security deposits	1,065	1,077
Liabilities held for sale	2,502	—
Total liabilities	3,549,699	2,687,880

Limited Partnership interests of third parties	108,220	249,414

Commitments and contingencies

Capital
Operating Partner	2,872,133	1,832,848
Accumulated other comprehensive loss	(570)	(632)
Total CubeSmart, L.P. capital	2,871,563	1,832,216
Noncontrolling interests in subsidiaries	18,597	8,632
Total capital	2,890,160	1,840,848
Total liabilities and capital	$6,548,079	$4,778,142

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2021	2020	2019

REVENUES
Rental income	$707,751	$581,009	$552,404
Other property related income	83,605	70,723	67,558
Property management fee income	31,208	27,445	23,953
Total revenues	822,564	679,177	643,915
OPERATING EXPENSES
Property operating expenses	252,104	223,634	209,739
Depreciation and amortization	232,049	156,573	163,547
General and administrative	47,809	41,423	38,560
Total operating expenses	531,962	421,630	411,846
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(78,448)	(75,890)	(72,525)
Loan procurement amortization expense	(8,168)	(2,674)	(2,819)
Loss on early extinguishment of debt	(20,328)	(18,020)	—
Equity in earnings of real estate ventures	25,275	178	11,122
Gains from sales of real estate, net	32,698	6,710	1,508
Other	(10,818)	(240)	1,416
Total other expense	(59,789)	(89,936)	(61,298)
NET INCOME	230,813	167,611	170,771
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	542	(165)	54
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	231,355	167,446	170,825
Operating Partnership interests of third parties	(7,873)	(1,825)	(1,708)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$223,482	$165,621	$169,117

Basic earnings per unit attributable to common unitholders	$1.10	$0.85	$0.89
Diluted earnings per unit attributable to common unitholders	$1.09	$0.85	$0.88

Weighted average basic units outstanding	203,832	194,147	190,874
Weighted average diluted units outstanding	205,009	194,943	191,576

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2021	2020	2019

NET INCOME	$230,813	$167,611	$170,771
Other comprehensive income:
Unrealized gains on interest rate swaps	—	—	232
Reclassification of realized losses on interest rate swaps	81	81	70
OTHER COMPREHENSIVE INCOME:	81	81	302
COMPREHENSIVE INCOME	230,894	167,692	171,073
Comprehensive income attributable to Operating Partnership interests of third parties	(7,892)	(1,809)	(1,710)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	542	(165)	54
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$223,544	$165,718	$169,417

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Operating	Comprehensive	CubeSmart L.P.	Interest in	Total	Interests
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2018	187,145	$1,710,707	$(1,029)	$1,709,678	$6,771	$1,716,449	$55,819
Contributions from noncontrolling interest in subsidiaries					7,376	7,376
Distributions paid to noncontrolling interest in subsidiaries					(188)	(188)
Acquisition of noncontrolling interest in subsidiary		(34,690)		(34,690)	(5,915)	(40,605)
Issuance of common OP units, net	5,899	196,304		196,304		196,304
Issuance of restricted OP units	52
Issuance of OP units							3,576
Conversion from OP units to shares	80	2,486		2,486		2,486	(2,486)
Exercise of OP unit options	381	3,686		3,686		3,686
Amortization of restricted OP units		4,487		4,487		4,487
OP unit compensation expense		1,786		1,786		1,786
Adjustment for Operating Partnership interests of third parties		(5,918)		(5,918)		(5,918)	5,918
Net income (loss)		169,117		169,117	(54)	169,063	1,708
Other comprehensive income, net			300	300		300	2
Common OP unit distributions ($1.29 per unit)		(247,890)		(247,890)		(247,890)	(2,449)
Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Contributions from noncontrolling interest in subsidiaries					682	682
Distributions paid to noncontrolling interest in subsidiaries					(205)	(205)
Issuance of common OP units, net	3,627	120,727		120,727		120,727
Issuance of restricted OP units	60
Issuance of OP units							186,933
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	62	961		961		961
Amortization of restricted OP units		4,502		4,502		4,502
OP unit compensation expense		1,952		1,952		1,952
Adjustment for Operating Partnership interests of third parties		(4,230)		(4,230)		(4,230)	4,230
Net income		165,621		165,621	165	165,786	1,825
Other comprehensive income (loss), net			97	97		97	(16)
Common OP unit distributions ($1.33 per unit)		(259,584)		(259,584)		(259,584)	(2,822)
Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Contributions from noncontrolling interest in subsidiaries					11,404	11,404
Distributions paid to noncontrolling interest in subsidiaries					(246)	(246)
Acquisition of noncontrolling interest in subsidiary		(2,746)		(2,746)	(651)	(3,397)
Issuance of common OP units, net	20,508	965,638		965,638		965,638
Issuance of restricted OP units	66
Conversion from OP units to shares	5,519	305,015		305,015		305,015	(305,015)
Exercise of OP unit options	419	7,865		7,865		7,865
Amortization of restricted OP units		4,941		4,941		4,941
OP unit compensation expense		2,271		2,271		2,271
Adjustment for Operating Partnership interests of third parties		(164,109)		(164,109)		(164,109)	164,109
Net income (loss)		223,482		223,482	(542)	222,940	7,873
Other comprehensive income, net			62	62		62	19
Common OP unit distributions ($1.45 per unit)		(303,072)		(303,072)		(303,072)	(8,180)
Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2021	2020	2019
Operating Activities
Net income	$230,813	$167,611	$170,771
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	240,217	159,247	166,366
Non-cash portion of interest expense related to finance leases	202	—	—
Loss on early extinguishment of debt	20,328	18,020	—
Equity in earnings of real estate ventures	(25,275)	(178)	(11,122)
Gains from sales of real estate, net	(32,698)	(6,710)	(1,508)
Equity compensation expense	8,088	7,140	6,694
Accretion of fair market value adjustment of debt	(2,037)	(259)	(718)
Changes in other operating accounts:
Other assets	(9,247)	(9,674)	(6,578)
Accounts payable and accrued expenses	14,871	13,922	6,042
Other liabilities	3,923	1,914	1,821
Net cash provided by operating activities	$449,185	$351,033	$331,768
Investing Activities
Acquisitions of storage properties	(151,547)	(417,988)	(117,998)
Acquisition of LAACO, Ltd., net of cash acquired	(1,678,984)	—	—
Additions and improvements to storage properties	(34,608)	(49,857)	(37,569)
Development costs	(69,887)	(55,286)	(102,826)
Cash paid for partner's interest in real estate venture, net of cash, cash equivalents and restricted cash acquired	—	—	(117,959)
Investment in real estate ventures	(28,261)	(7,022)	(10,264)
Cash distributed from real estate ventures	66,593	6,246	7,096
Proceeds from sale of real estate, net	44,026	12,466	3,856
Net cash used in investing activities	$(1,852,668)	$(511,441)	$(375,664)
Financing Activities
Proceeds from:
Unsecured senior notes	1,043,427	445,833	696,426
Revolving credit facility	906,571	429,085	859,313
Principal payments on:
Unsecured senior notes	(300,000)	(250,000)	—
Revolving credit facility	(814,471)	(311,285)	(1,158,776)
Unsecured term loans	—	—	(200,000)
Mortgage loans and notes payable	(87,263)	(46,093)	(11,652)
Loan procurement costs	(12,548)	(3,764)	(6,023)
Debt prepayment costs	(20,023)	(17,584)	—
Settlement of hedge transactions	—	—	(807)
Acquisition of noncontrolling interest in subsidiary, net	(3,397)	—	(35,777)
Proceeds from issuance of common OP units	965,638	120,727	196,304
Cash paid upon vesting of restricted OP units	(876)	(686)	(421)
Exercise of OP unit options	7,865	961	3,686
Contributions from noncontrolling interests in subsidiaries	8,031	—	48
Distributions paid to noncontrolling interests in subsidiaries	(246)	(205)	(188)
Distributions paid to common OP unitholders	(282,136)	(258,793)	(246,278)
Net cash provided by financing activities	$1,410,572	$108,196	$95,855
Change in cash, cash equivalents and restricted cash	7,089	(52,212)	51,959
Cash, cash equivalents and restricted cash at beginning of period	6,229	58,441	6,482
Cash, cash equivalents and restricted cash at end of period	$13,318	$6,229	$58,441
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$79,148	$80,792	$69,283
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$—	$(2,623)	$—
Proceeds held in escrow from real estate venture's sale of real estate (see note 4)	$—	$—	$8,288
Noncash consideration for acquisition of partner's interest in real estate venture (see note 4)	$—	$—	$(8,288)
Right-of-use assets obtained in exchange for lease liabilities	$—	$61,423	$—
Discount on issuance of unsecured senior notes	$6,573	$4,167	$3,574
Noncash drawdown on revolving credit facility	$—	$—	$103,938
Mortgage loan assumptions	$40,880	$169,056	$—
Repayment of unsecured term loan through noncash drawdown on revolving credit facility	$—	$—	$(100,000)
Accretion of put liability	$9,777	$7,917	$5,895
Derivative valuation adjustment	$81	$81	$302
Loan procurement costs	$—	$—	$(3,770)
Issuance of OP units (see note 4)	$—	$186,933	$3,576
Acquisition of noncontrolling interest in subsidiary	$—	$—	$(4,828)
Contributions from noncontrolling interests in subsidiaries	$3,373	$682	$7,328

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2021, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 24 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of December 31, 2021, the Parent Company owned approximately 99.2% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2021, as the estimated redemption value exceeded their carrying value. The Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $164.1 million as of December 31, 2021. Disclosure of such redemption provisions is provided in note 12.

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

Self-Storage Properties

Self-storage properties are carried at historical cost less accumulated depreciation and impairment losses. The cost of self-storage properties reflects their purchase price or development cost. Acquisition costs are accounted for in accordance with Accounting Standard Update (“ASU”) No. 2017-01 - Business Combinations (Topic 805): Clarifying the Definition of a Business, which was adopted on January 1, 2018, and are generally capitalized. Costs incurred for the renovation of a store are capitalized to the Company’s investment in that store. Ordinary repairs and maintenance are expensed as incurred. Major replacements and betterments, which improve or extend the life of the asset, are capitalized and depreciated over their estimated useful lives. The costs to develop self-storage properties are capitalized to construction in progress while the projects are under development.

Purchase Price Allocation

When stores are acquired, the purchase price is allocated to the tangible and intangible assets acquired and liabilities assumed based on estimated fair values. Allocations to land, building and improvements and equipment are recorded based upon their respective fair values as estimated by management. If appropriate, the Company allocates a portion of the purchase price to an intangible asset attributed to the value of in-place leases. This intangible is generally amortized to expense over the expected remaining term of the respective leases. Substantially all of the storage leases in place at acquired stores are at market rates, as the majority of the leases are month-to-month contracts. Accordingly, to date, no portion of the purchase price has been allocated to above- or below-market lease intangibles associated with storage leases assumed at acquisition. Above- or below- market lease intangibles associated with assumed leases in which the Company serves as lessee are recorded as an adjustment to the right-of-use asset and reflect the difference between the contractual amounts to be paid pursuant to each in-place lease and management’s estimate of fair market lease rates. These amounts are amortized over the term of the lease. To date, no intangible asset has been recorded for the value of customer relationships, because the Company does not have any concentrations of significant customers and the average customer turnover is fairly frequent.

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years. Right-of-use assets associated with finance leases are amortized from the lease commencement date to the earlier of the useful life of the right-to-use asset or the end of the lease term. Fully depreciated or amortized assets and the associated accumulated depreciation or amortization are written off. The Company wrote off fully depreciated or amortized real estate assets and in-place lease intangible assets of $52.7 million and $59.9 million, respectively, for the year ended December 31, 2021, and $83.4 million and $20.5 million, respectively, for the year ended December 31, 2020.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2021, 2020 and 2019.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. The Club Operations (defined below) acquired through our acquisition of LAACO (defined below) have been classified as held for sale as of December 31, 2021. There were no stores classified as held for sale as of December 31, 2021.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $50.1 million and $38.1 million as of December 31, 2021 and 2020, respectively, and are reported net of accumulated amortization of $14.3 million and $13.1 million as of December 31, 2021 and 2020, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(in thousands)
Intangible assets, net of accumulated amortization of $12,760 and $2,123	$108,794	$57,820
Accounts receivable, net	8,145	5,829
Prepaid property taxes	6,938	6,334
Prepaid property and casualty insurance	3,352	2,626
Amounts due from affiliates (see note 14)	15,417	13,130
Assets related to deferred compensation arrangements	60,297	17,207
Right-of-use assets - operating leases (see note 13)	54,741	55,302
Equity investment recorded at cost (1)	—	5,000
Other	8,021	7,505
Total other assets, net	$265,705	$170,753

(1)	On September 5, 2018, the Company invested $5.0 million in exchange for 100% of the Class A preferred units of Capital Storage Partners, LLC (“Capital Storage”), a then newly formed venture that acquired 22 self-storage properties located in Florida (4), Oklahoma (5) and Texas (13). The Class A preferred units earned an 11% cumulative dividend prior to any other distributions. On August 24, 2021, the Class A preferred units and all accrued and unpaid dividends were redeemed and paid, respectively. Prior to this redemption, the Company’s investment in Capital Storage and the related dividends were included in Other assets, net on the Company’s consolidated balance sheets and in Other income on the Company’s consolidated statements of operations, respectively. The Company no longer has an ownership interest in Capital Storage.

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

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. These costs are expensed as incurred. The Company incurred $21.0 million, $16.9 million and $11.5 million in advertising and marketing expenses for the years ended December 31, 2021, 2020 and 2019, respectively, which are included in Property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and other offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2021, 2020 and 2019, the Company recognized $28.3 million, $1.5 million and $2.1 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer storage protection plan fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2021, 2020 and 2019, the Company capitalized $1.9 million, $2.7 million and $3.0 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had no outstanding derivatives as of December 31, 2021 or 2020.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code since the Company’s commencement of operations in 2004. In management’s opinion, the requirements to maintain these elections are being met. Accordingly, no provision for federal income taxes has been reflected in the consolidated financial statements other than for operations conducted through our taxable REIT subsidiaries.

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $6,113.5 million and $4,384.1 million as of December 31, 2021 and 2020, respectively.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2021 consisted of a 92.6365% ordinary income distribution and a 7.3635% capital gain distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2021, 2020 or 2019.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax liability of $0.7 million as of December 31, 2021 and a net deferred tax asset of $0.4 million as of December 31, 2020.

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

Potentially dilutive securities calculated under the treasury stock method were 1,176,000, 796,000 and 702,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2021 and 2020.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2021, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $33.6 million. There were no such differences as of December 31, 2020. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 – Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40). The new guidance eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of certain settlement provisions. In addition, the new guidance modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted earnings per share computation. The standard was effective on January 1, 2022. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2021. The stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2020. The stores in New York, Florida, Texas and California provided approximately 16%, 16%, 10% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2019.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2021	2020

	(in thousands)
Land	$1,565,463	$1,093,503
Buildings and improvements	5,368,383	4,122,995
Equipment	129,531	123,044
Construction in progress	78,221	108,316
Right-of-use assets - finance leases	41,896	41,896
Storage properties	7,183,494	5,489,754
Less: Accumulated depreciation	(1,085,824)	(983,940)
Storage properties, net	$6,097,670	$4,505,814

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2021, 2020 and 2019:

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(2)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750
2019 Acquisitions:

Maryland Asset	Baltimore-Towson, MD	March 2019	1	$22,000
Florida Assets	Cape Coral-Fort Myers, FL	April 2019	2	19,000
Arizona Asset	Phoenix-Mesa-Scottsdale, AZ	May 2019	1	1,550
HVP III Assets	Various (see note 4)	June 2019	18	128,250	(3)
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	August 2019	1	14,600
South Carolina Asset	Charleston-North Charleston, SC	August 2019	1	3,300
Texas Asset	Dallas-Fort Worth-Arlington, TX	October 2019	1	7,300
Florida Assets	Orlando-Kissimmee, FL	November 2019	3	32,100
California Asset	Los Angeles-Long Beach-Santa Ana, CA	December 2019	1	18,500
			29	$246,600

2019 Disposition:

Texas Asset	College Station-Bryan, TX	October 2019	1	$4,146
			1	$4,146

(1)	Acquired by a consolidated joint venture in which the Company holds a 50% interest.

(2)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”), which are classified as held for sale on the Company’s consolidated balance sheets as of December 31, 2021 (see note 4).

(3)	Amount represents the purchase price for 90% of the ownership interest in 191 III CUBE LLC (“HVP III”), which at the time of the acquisition, owned 18 storage properties (see note 4).

4.  INVESTMENT ACTIVITY

LAACO Acquisition

On December 9, 2021, the Company acquired all outstanding partnership units of LAACO, the owner of the Storage West Assets and, as a result, LAACO became a wholly-owned subsidiary of the Company. The 57 Storage West Assets are located in Arizona (17), California (20), Nevada (13) and Texas (7). Through its acquisition of LAACO, the Company also acquired a 50% interest in two separate unconsolidated joint ventures, each of which own one storage property in California (see note 5). In addition, through this acquisition, the Company also acquired the Club Operations, which included the Los Angeles Athletic Club (consisting of athletic facilities, food and beverage operations and a hotel) and the California Yacht Club (consisting of sports facilities, food and beverage operations and a marina). As of December 31, 2021, the Club Operations have been classified as held for sale on the Company’s consolidated balance sheets.

The following summarizes the relevant components contemplated in the acquisition of LAACO:

Amount
(in thousands)
Costs contemplated:
Capitalized costs:
LAACO partnership units (1)	$1,648,426
Long-term debt assumed and repaid at closing	40,880
Payments to LAACO management (capitalized) (2)	16,807
Other transaction costs (3)	13,407
Total capitalized costs	$1,719,520
Payments and anticipated payments to LAACO management (expensed) (2)	25,144
Total costs contemplated	$1,744,664

Estimated fair value of Club Operations (included in total costs contemplated above)	$46,800

(1)	Represents the acquisition of all 167,557 outstanding partnership units for $9,838 per unit.

(2)	Upon the acquisition of LAACO, the Company assumed severance obligations payable to certain employees pursuant to pre-existing agreements. Based on the specific details of the arrangements, $16.8 million in costs were capitalized to the basis of the acquired properties while $25.1 million were considered post-combination compensation expenses. Of this $25.1 million, $14.8 million was included in the component of other income (expense) designated as other for the year ended December 31, 2021, with the remainder expected to be expensed during the six months ended June 30, 2022.

(3)	Includes consulting fees, legal fees, and other costs.

The Company accounted for the acquisition of LAACO as an asset acquisition. As a result, the capitalized costs noted above were allocated to LAACO’s real estate assets, intangible assets and real estate venture investments on a relative fair value basis. All other assets acquired and liabilities assumed were recorded at fair value. The following summarizes the accounting for the LAACO acquisition:

Amount
(in thousands)
Storage properties	$1,517,243
Cash and cash equivalents	18,291
Investment in real estate ventures, at equity	35,737
Assets held for sale	50,435
Other assets, net	143,599
Accounts payable, accrued expenses and other liabilities	(38,350)
Deferred revenue	(3,764)
Security deposits	(36)
Liabilities held for sale	(3,635)
Total	$1,719,520

Intangible assets (included above in Other assets, net) consisted of in-place leases, which aggregated to $109.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2021 was approximately $9.1 million.

Other 2021 Acquisitions

During the year ended December 31, 2021, the Company acquired eight additional stores located in Florida (1), Georgia (1), Illinois (1), Maryland (1), Nevada (1), New Jersey (1) and Pennsylvania (2) for an aggregate purchase price of approximately $140.8 million. Also, a consolidated joint venture, in which the Company holds a 50% interest, acquired a store in Minnesota for a purchase price of $12.0 million (see note 12). In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.9 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2021 was approximately $3.6 million.

As of December 31, 2021, the Company had made aggregate deposits of approximately $0.5 million associated with one store that was under contract to be acquired for an acquisition price of $32.0 million (see note 18). The deposits are reflected in Other assets, net on the Company’s consolidated balance sheets.

2021 Dispositions

During the year ended December 31, 2021, the Company sold five stores in Colorado (1), Nevada (1), North Carolina (2) and Texas (1) for an aggregate sales price of $43.8 million. In conjunction with the sales, the Company recorded gains that totaled $32.7 million.

Assets Held for Sale

As of December 31, 2021, the Company determined that the Club Operations assumed through the acquisition of LAACO met the criteria to be classified as assets held for sale. Accordingly, the assets and liabilities associated with the Club Operations have been categorized as held for sale within the Company’s December 31, 2021 consolidated balance sheets. As of December 31, 2021, the estimated fair value less selling costs of the Club Operations was greater than the carrying value of the Club Operations, and therefore no loss has been recorded in the current period.

Development Activity

As of December 31, 2021, the Company had invested in joint ventures to develop three self-storage properties located in New York (2) and Virginia (1). Construction for all projects is expected to be completed by the first quarter of 2023 (see note 12). As of December 31, 2021, development costs incurred to date for these projects totaled $66.7 million. Total construction costs for these projects are expected to be $97.3 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction of and opened for operation the following stores since January 1, 2019. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Newton, MA (1)	1	Q4 2021	100%	$20,800
East Meadow, NY (2)	1	Q2 2021	100%	25,900
King of Prussia, PA	1	Q2 2021	70%	22,800
Arlington, VA (3)	1	Q1 2021	90%	26,400
Brooklyn, NY (2)	1	Q2 2020	100%	45,900
Waltham, MA (1)	1	Q3 2019	100%	18,000
Queens, NY (2)	1	Q2 2019	100%	47,500
Bayonne, NJ (2) (4)	1	Q2 2019	100%	25,100
	8			$232,400

(1)	During the third quarter of 2019 and fourth quarter of 2021, the Company, through two separate joint ventures in which it owned a 90% interest in each and that were previously consolidated, completed the construction of and opened for operation a store located in Waltham, MA and a store located in Newton, MA, respectively. On September 6, 2019, the Company acquired the 10% interest of the noncontrolling member in the venture that owned the Waltham, MA store for $2.6 million. On December 14, 2021, the Company acquired the 10% interest of the noncontrolling member in the venture that owned the Newton, MA store for $3.4 million. Prior to these transactions, the noncontrolling member’s interest in each venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in each venture and the stores are now wholly owned, these transactions were accounted for as equity transactions. In each case, the carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. This adjustment was $2.0 million for the Waltham, MA store and $2.7 million for the Newton, MA store. The $10.5 million related party loan extended by the Company to the venture that owned the Waltham, MA store and the $13.2 million related party loan extended by the Company to the venture that owned the Newton, MA store were repaid in conjunction with the Company’s acquisitions of the noncontrolling member’s ownership interests.

(2)	These stores were previously owned by four separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On June 25, 2019, the noncontrolling member in the venture that owned the Bayonne, NJ store put its 49% interest in the venture to the Company for $11.5 million. On September 17, 2019, the noncontrolling member in the venture that owned the Queens, NY store put its 49% interest in the venture to the Company for $15.2 million. On September 29, 2020, the noncontrolling member in the venture that owned the Brooklyn, NY store put its 49% interest in the venture to the Company for $10.0 million, of which $1.0 million was paid in cash. The Company issued 276,497 OP Units that were valued at approximately $9.0 million as consideration for the remainder of the purchase price (see note 12). On June 29, 2021, the noncontrolling member in the venture that owned the East Meadow, NY store put its 49% interest in the venture to the Company for $6.6 million. The cash payments related to these transactions are included in Development costs in the consolidated statements of cash flows.

(3)	This store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes (see note 12).

(4)	This store is subject to a ground lease.

2020 Acquisitions

The Company acquired a portfolio of eight stores located in the outer boroughs of New York City (the “Storage Deluxe Assets”), in two separate tranches during December 2020, for an aggregate purchase price of $540.0 million. In connection with the acquisition of the Storage Deluxe Assets, the Company assumed six mortgage loans with an aggregate outstanding principal amount of $154.4 million at the time of acquisition, one of which had an outstanding principal balance of $33.2 million and was repaid immediately. The assumed mortgage debt was recorded at a fair value of $169.2 million, which includes an aggregate net premium of $14.8 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded with $210.5 million of cash and $175.1 million through the issuance of 5,272,023 OP Units (see note 12). In connection with the acquisition of the Storage Deluxe Assets, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $48.6 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2021 was approximately $48.6 million. Additionally, as part of the transaction, the Company assumed three existing ground leases as lessee, two of which have been classified as finance leases and one of which has been classified as an operating lease (see note 13).

During the year ended December 31, 2020, the Company acquired 13 additional stores located in Florida (5), Maryland (1), Nevada (1), New Jersey (1), New York (1), Texas (3) and Virginia (1) for an aggregate purchase price of approximately $195.9 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2021 and 2020 was approximately $9.3 million and $2.1 million, respectively.

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

2019 Acquisitions

During the year ended December 31, 2019, the Company acquired 11 stores located in Arizona (1), California (1), Florida (5), Georgia (1), Maryland (1), South Carolina (1) and Texas (1) for an aggregate purchase price of approximately $118.3 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $6.2 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2020 and 2019 was approximately $4.3 million and $1.9 million, respectively. There was no amortization expense recognized during the year ended December 31, 2021 for these in-place leases. In connection with one of the acquisitions, the Company paid $14.9 million of cash and issued OP Units that were valued at approximately $3.6 million as consideration for the purchase price (see note 12).

Additionally, on June 6, 2019, the Company acquired its partner’s 90% ownership interest in HVP III, an unconsolidated real estate venture in which the Company previously owned a 10% noncontrolling interest and that was accounted for under the equity method of accounting. As of the date of acquisition, HVP III owned 18 stores located in Georgia (1), Massachusetts (7), North Carolina (1), South Carolina (7) and Tennessee (2) (the “HVP III Assets”). The purchase price for the 90% ownership interest was $128.3 million, which was comprised of cash consideration of $120.0 million and $8.3 million of the Company’s escrowed proceeds from HVP III’s sale of 50 properties to an unaffiliated buyer on June 5, 2019 (see note 5). The HVP III Assets were recorded by the Company at $137.5 million, which consisted of the $128.3 million purchase price plus the Company’s $10.6 million carryover basis of its previously held equity interest in HVP III, offset by $1.4 million of acquired cash. As a result of the transaction, which was accounted for as an asset acquisition, the HVP III Assets became wholly-owned by the Company and are now consolidated within its financial statements. No gain or loss was recognized as a result of the transaction. In connection with the transaction, the Company allocated the value of the HVP III

Assets and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $14.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2020 and 2019 was approximately $6.0 million and $8.3 million, respectively. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2021.

2019 Disposition

On October 7, 2019, the Company sold a self-storage property located in Texas for a sales price of $4.1 million. The Company recorded a $1.5 million gain in connection with the sale.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in real estate ventures, consisting of common ownership interests, are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2021	2020	2021	2020
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	-	$14,225	$-
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	-	21,536	-
191 V CUBE LLC ("HVP V") (2)	20%	5	-	16,080	-
191 IV CUBE Southeast LLC ("HVPSE") (3)	10%	14	14	4,541	5,015
191 IV CUBE LLC ("HVP IV") (4)	20%	28	21	23,223	21,760
CUBE HHF Northeast Venture LLC ("HHFNE") (5)	10%	13	13	1,291	1,628
CUBE HHF Limited Partnership ("HHF") (6)	50%	28	35	38,855	63,668
		90	83	$119,751	$92,071

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of December 31, 2021, this difference was $13.5 million for Fontana and $20.1 million for RCSS. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

(2)	On March 17, 2021, the Company invested a 20% ownership interest in a newly-formed real estate venture that acquired its initial self-storage property located in Florida. As of December 31, 2021, HVP V owned five self-storage properties located in Florida (2), New Jersey (2) and New York (1). HVP V paid an aggregate of $143.7 million for these properties, of which $2.2 million was allocated to the value of the in-place leases. These acquisitions were funded initially through pro-rata contributions by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP V related to these acquisitions was $22.6 million. During the year ended December 31, 2021, the venture closed on an $80.6 million secured term loan. The loan bears interest at SOFR plus 2.05% and matures on September 30, 2025 with an option to extend the maturity date through September 30, 2026, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HVPSE are located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place lease intangible. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(4)	The stores owned by HVP IV are located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $32.0 million. During the year ended December 31, 2021, HVP IV entered into a new $221.6 million secured loan, which bears interest at LIBOR plus 1.95% per annum, and matures on April 19, 2025. HVP IV used the proceeds from this loan to repay its existing loans (totaling $137.7 million) in full.

(5)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of December 31, 2021, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(6)	The stores owned by HHF are located in North Carolina (1) and Texas (27). On October 5, 2021, HHF sold seven stores in Texas for an aggregate sales price of approximately $85.0 million. The venture recorded gains which aggregated to approximately $46.9 million in connection with the sale. On January 21, 2021, HHF entered into a new $105.0 million secured loan, which bears interest at 2.58% per annum and matures on February 5, 2028. HHF used the proceeds from the new loan to repay its existing outstanding $100.0 million loan in full.

On June 5, 2019, HVP III, a venture in which the Company held a 10% interest, sold 50 stores located in Florida (3), Georgia (4), Michigan (17), North Carolina (3), South Carolina (15) and Tennessee (8), to an unaffiliated third-party buyer for an aggregate sales price of $293.5 million. As of the transaction date, HVP III had five mortgage loans with an aggregate outstanding balance of $22.9 million, as well as $179.5 million outstanding on its $185.5 million loan facility, all of which were defeased or repaid in full at the time of the sale. Net proceeds to the venture from the transaction totaled $82.9 million. The venture recorded gains which aggregated to approximately $106.7 million in connection with the sale. Subsequent to the sale, the Company acquired its partner’s 90% ownership interest in HVP III, which at the time of the acquisition, owned the remaining 18 storage properties (see note 4).

Based upon the facts and circumstances at acquisition of Fontana and RCSS and formation of HVP V, HVPSE, HVP IV, HHFNE, and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting (except for HVP III, which was consolidated as of June 6, 2019). The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2021 and 2020:

	December 31,
	2021	2020

Assets	(in thousands)
Storage properties, net	$850,250	$662,833
Other assets	34,760	18,112
Total assets	$885,010	$680,945

Liabilities and equity
Debt	$526,972	$359,985
Other liabilities	14,500	11,588
Equity
CubeSmart	86,083	92,071
Joint venture partners	257,455	217,301
Total liabilities and equity	$885,010	$680,945

The following is a summary of results of operations of the Ventures for the years ended December 31, 2021, 2020 and 2019:

	For the year ended December 31,
	2021	2020	2019

	(in thousands)
Total revenues	$88,449	$67,239	$72,582
Operating expenses	(37,967)	(30,755)	(32,134)
Other expenses	(1,138)	(430)	(3,227)
Interest expense, net	(12,031)	(11,585)	(14,927)
Depreciation and amortization	(37,805)	(33,086)	(30,107)
Gains from sale of real estate, net	46,966	—	106,667
Net income (loss)	$46,474	$(8,617)	$98,854
Company’s share of net income (loss)	$25,275	$178	$11,122

The results of operations above include the periods from January 1, 2019 through June 6, 2019 (date of consolidation) for HVP III.

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2021	2020	Interest Rate	Date	Date

	(in thousands)
$300M 4.375% Guaranteed Notes due 2023 (1) (2)	$—	$300,000	4.33%	Various (2)	Dec-23
$300M 4.000% Guaranteed Notes due 2025 (3)	300,000	300,000	3.99%	Various (3)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	—	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	—	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,050,000
Less: Discount on issuance of unsecured senior notes, net	(13,455)	(7,470)
Less: Loan procurement costs, net	(18,336)	(12,158)
Total unsecured senior notes, net	$2,768,209	$2,030,372

(1)	On December 23, 2021, the Operating Partnership redeemed, in full, its $300.0 million of outstanding 4.375% senior notes due 2023 (the “2023 Notes”), with a portion of the net proceeds from its $550.0 million of 2.250% senior notes due 2028 and its $500.0 million of 2.500% senior notes due 2032 issued on November 30, 2021. In connection with the redemption of the 2023 Notes, the Operating Partnership recognized a loss on early debt extinguishment of $20.3 million, of which $20.0 million represents a prepayment premium and $0.3 represents the write-off of unamortized loan procurement costs.

(2)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.375% senior notes due 2023, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.375% senior notes due December 15, 2023 issued on December 17, 2013. The $50.0 million and $250.0 million tranches were priced at 105.040% and 98.995%, respectively, of the principal amount to yield 3.495% and 4.501%, respectively, to maturity. The combined weighted average effective interest rate of the 2023 notes is 4.330%.

(3)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2021, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of December 31, 2021, borrowings under the Revolver had an interest rate of 1.20%. Additionally, as of December 31, 2021, $539.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2021, the Operating Partnership was in compliance with all of its financial covenants.

On June 20, 2011, the Company entered into an unsecured term loan agreement (the “Term Loan Facility”), which was subsequently amended on June 18, 2013 and August 5, 2014, consisting of, among other things, a $100.0 million unsecured term loan that was scheduled to mature in January 2020. On June 19, 2019, the Company used an initial advance at closing of the Amended and Restated Credit Facility to repay all of the outstanding indebtedness under the Term Loan Facility. Unamortized loan procurement costs of $0.1 million were written off in conjunction with the repayment.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2021	2020	Interest Rate	Date

	(in thousands)
Bronx IX, NY (1)	$—	$21,030	4.85%	Jun-21
Bronx X, NY (1)	—	23,148	4.64%	Jun-21
Nashville V, TN	2,206	2,261	3.85%	Jun-23
New York, NY	29,340	29,981	3.51%	Jun-23
Annapolis I, MD	5,099	5,283	3.78%	May-24
Brooklyn XV, NY	15,423	15,713	2.15%	May-24
Long Island City IV, NY	12,580	12,852	2.15%	May-24
Long Island City II, NY	18,714	19,094	2.25%	Jul-26
Long Island City III, NY	18,723	19,106	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	156,385	202,768
Plus: Unamortized fair value adjustment	12,981	15,879
Less: Loan procurement costs, net	(1,690)	(2,143)
Total mortgage loans and notes payable, net	$167,676	$216,504

(1)	These mortgage loans were repaid in full on March 1, 2021.

As of December 31, 2021 and 2020, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $450.7 million and $539.2 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2021 (in thousands):

2022	$2,426
2023	32,591
2024	32,329
2025	979
2026	33,760
2027 and thereafter	54,300
Total mortgage payments	156,385
Plus: Unamortized fair value adjustment	12,981
Less: Loan procurement costs, net	(1,690)
Total mortgage loans and notes payable, net	$167,676

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 10). The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2021 and 2020.

	December 31,
	2021	2020

	(in thousands)
Beginning balance	$(656)	$(737)
Reclassification of realized losses on interest rate swaps (1)	81	81
Ending balance	(575)	(656)
Less: portion included in noncontrolling interests in the Operating Partnership	5	24
Total accumulated other comprehensive loss included in equity	$(570)	$(632)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its consolidated statement of operations realized and unrealized gains and losses with respect to the derivative. As of December 31, 2021 and 2020, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2021. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in 2022.

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

There were no financial assets or liabilities carried at fair value as of December 31, 2021 and 2020.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

	(in thousands)
Carrying value	$3,145,785	$2,364,676
Fair value	3,256,128	2,571,300

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2021 and 2020. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

12.  NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated joint ventures. The following table summarizes the Company’s consolidated joint ventures, each of which are accounted for as VIEs:

				CubeSmart
	Number		Date Opened /	Ownership	December 31, 2021
Consolidated Joint Ventures	of Stores	Location	Acquired (1)	Interest	Total Assets	Total Liabilities

					(in thousands)
Astoria Investors, LLC ("Astoria") (2)	1	Queens, NY	Q1 2023 (est.)	70%	$21,020	$25
CS Vienna, LLC ("Vienna") (3)	1	Vienna, VA	Q2 2022 (est.)	72%	25,667	14,497
CS 750 W Merrick Rd, LLC ("Merrick") (4)	1	Valley Stream, NY	Q1 2022 (est.)	51%	31,050	16,656
CS Valley Forge Village Storage, LLC ("VFV") (5)	1	King of Prussia, PA	Q2 2021	70%	21,128	14,050
CS Lock Up Anoka, LLC ("Anoka") (6)	1	Anoka, MN	Q2 2021	50%	11,739	5,567
SH3, LLC ("SH3") (7)	1	Arlington, VA	Q2 2015/Q1 2021	90%	38,922	192
	6				$149,526	$50,987

(1)	Anoka was formed to acquire an existing store that had commenced operations, while all other consolidated joint ventures were formed to develop, own and operate new stores.

(2)	On August 17, 2021, the Company contributed $14.7 million in exchange for a 70% ownership interest in Astoria, which acquired land for future development of a self-storage property in Queens, NY for $20.0 million. The Company has a related party loan commitment to Astoria of $27.1 million to fund all or a portion of the construction costs.

(3)	On December 23, 2020, the Company and the noncontrolling member contributed a previously wholly-owned operating property (the “Vienna Operating Property”) and a parcel of land (the “Vienna Land”), respectively, to Vienna. The Vienna Operating Property and the Vienna Land are located in close proximity to each other in Vienna, VA. The members intend to construct a new store on the Vienna Land, which, upon completion, will be combined with the Vienna Operating Property and operated by the venture as a single store. The Company has a related party commitment to Vienna to fund all or a portion of the construction costs. As of December 31, 2021, the Company has funded $13.2 million of a total $17.0 million loan commitment to Vienna, which is included in the total liabilities amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(4)	The noncontrolling member of Merrick has the option to put their ownership interest in the venture to the Company for $17.1 million (the “Put Option”) within the two-year period after construction of the store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling member for $17.1 million, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units, in exchange for the noncontrolling member’s interest. The Company is accreting this liability during the development period and, as of December 31, 2021, has accrued $14.7 million. This amount is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(5)	The Company has a related party commitment to VFV that was used to fund a portion of the construction costs. As of December 31, 2021, the Company has an outstanding loan of $13.7 million to VFV, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(6)	On April 16, 2021, the Company contributed $3.4 million in exchange for a 50% ownership interest in Anoka, which acquired a self-storage property located in Minnesota for $12.0 million. In addition, as of December 31, 2021, the Company has funded $5.5 million of a $6.1 million related party loan commitment to Anoka, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(7)	SH3 owns two stores located in close proximity to each other in Arlington, VA, the first of which was developed and opened for operation in April 2015 (“Shirlington I”) and the second of which was developed and opened for operation in March 2021 (“Shirlington II”). Given their close proximity to each other, the two stores were combined in our store count, as well as for operational and reporting purposes, upon the opening of Shirlington II in March 2021.

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

Approximately 0.8% and 3.6% of the outstanding OP Units as of December 31, 2021 and 2020, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

During the years ended December 31, 2021, 2020 and 2019, 5.5 million, 100,000 and 80,000 OP units, respectively, were redeemed for common shares of the Company.

As of December 31, 2021 and 2020, 1,901,595 and 7,420,828 OP Units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP Units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, the Operating Partnership recorded an increase to OP Units owned by third parties and a corresponding decrease to capital of $164.1 million and $4.2 million, respectively.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the years ended December 31, 2021 and 2020, administrative and late fees totaled $21.3 million and $20.0 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms of up to 43 years. Certain of the Company’s leases (1) provide for one or more options to renew, with renewal options that can extend the lease up to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

For the years ended December 31, 2021 and 2020, the Company’s lease cost consists of the following components:

	Year Ended December 31,
	2021	2020

Finance lease cost:
Amortization of finance lease right-of-use assets	$964	$49
Interest expense related to finance lease liabilities	2,139	64
Operating lease cost	3,278	2,856
Short-term lease cost (1)	1,173	1,114
Total lease costs	$7,554	$4,083

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$1,938	$—
Operating cash outflows for operating leases	2,513	2,186
Total cash outflows for lease liability measurement	$4,451	$2,186

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of December 31, 2021 and 2020:

	December 31,
	2021	2020

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$40,932	$41,896
Lease liabilities included in Lease liabilities - finance leases	$65,801	$65,599

Operating Leases
Right-of-use assets included in Other assets, net	$54,741	$55,302
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$54,018	$53,595

Weighted Average Lease Term (in years)
Finance leases	42.5	43.5
Operating leases	34.0	34.8

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.46%	4.46%

The following table represents the future lease liability maturities as of December 31, 2021 (in thousands):

	Finance	Operating
2022	$2,182	$2,667
2023	2,183	2,719
2024	2,183	2,569
2025	2,224	2,568
2026	2,334	2,644
2027 and thereafter	120,598	97,655
Total lease payments	131,704	110,822
Less: Imputed interest	(65,903)	(56,804)
Present value of lease liabilities	$65,801	$54,018

As of December 31, 2021, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2021, 2020 and 2019 were $4.9 million, $3.8 million and $4.0 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $15.4 million and $13.1 million as of December 31, 2021 and 2020, respectively, and are included in Other Assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 12, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $32.4 million and $21.4 million as of December 31, 2021 and 2020, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVPSE, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the years ended December 31, 2021, 2020 and 2019, the Company recognized $1.3 million, $0.7 million and $2.1 million, respectively, in fees associated with property transactions (including fees associated with HVP III). Property transaction fees are included in Other income on the consolidated statements of operations.

15.  COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of three new self-storage properties (see note 4), which will require payments of approximately $37.3 million, due in installments upon completion of certain construction milestones, during 2022 and 2023.

Litigation

From time to time, the Company is involved in claims which arise in the ordinary course of business. In accordance with applicable accounting guidance, management establishes an accrued liability for claim expenses, insurance retention and litigation costs when those matters present loss contingencies that are both probable and reasonably estimable. In such cases, there may be exposure to loss in excess of those amounts accrued. The estimated loss, if any, is based upon currently available information and is subject to significant judgment, a variety of assumptions and known and unknown uncertainties. In the opinion of management, the Company has made adequate provisions for potential liabilities, arising from any such matters, which are included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

16.  SHARE-BASED COMPENSATION PLANS

The Company has a share-based compensation plan (the “Plan”) which it utilizes to compensate certain employees and non-employee trustees. The Plan was last amended and restated in 2016. The Plan provides for the grant of share options, share appreciation rights, restricted shares, performance units, which may be denominated in cash or shares, including restricted shares and restricted share units, and other share-based awards, including unrestricted common shares or awards denominated or payable in, or valued in whole or part by reference to, common shares. Share options granted under the Plan may be non-qualified share options or incentive share options.

Upon shareholder approval of the amendment and restatement of the Plan on June 1, 2016, 4,500,000 additional common shares were made available for award under the Plan. As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”. As of December 31, 2021: (i) 2,448,384 common shares remained available for future awards under the Plan; (ii) 387,701 unvested restricted share awards were outstanding under the Plan; and (iii) 2,263,804 common shares were subject to outstanding options under the Plan.

The Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plan and, subject to its right to delegate authority to grant awards, determines the terms and provisions of option grants and share awards.

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

Share Options

The fair values for options granted in 2021, 2020 and 2019 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2021		2020		2019
Risk-free interest rate	0.6%		1.9%		2.7%
Expected dividend yield	3.8%		3.9%		3.9%
Volatility (1)	25.00%		20.00%		32.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$4.62		$3.66		$6.35
Term	10.0	years	10.0	years	10.0	years

(1)	Expected volatility is based upon the Company’s historical daily share prices.

(2)	The expected life is based on the contractual term of the options as well as the vesting period.

In 2021, 2020 and 2019 the Company recognized compensation expense related to options issued to employees and executives of approximately $2.3 million, $2.0 million and $1.8 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. The share options vest ratably over three years. As of December 31, 2021, the Company had approximately $2.5 million of unrecognized option compensation cost related to all grants that will be recognized over a weighted average period of 1.7 years.

The table below summarizes the option activity under the Plan for the year ended December 31, 2021:

	Options	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2020	2,118,090	$26.37	6.39
Options granted	592,456	33.70	9.01
Options canceled	(27,743)	32.33	—
Options exercised	(418,999)	18.77	3.08
Balance at December 31, 2021	2,263,804	$29.63	6.82

Vested or expected to vest at December 31, 2021	2,263,804	$29.63	6.82
Exercisable at December 31, 2021	1,202,882	$27.17	5.37

As of December 31, 2021, the aggregate intrinsic value of options that were exercisable was approximately $35.8 million. As of that date, the aggregate intrinsic value of options that had vested or were expected to vest was approximately $61.8 million. The aggregate intrinsic value of options exercised was approximately $10.6 million, $0.9 million and $9.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Shares & Performance Units

During 2021, 2020 and 2019 the Company granted restricted shares to employees and trustees and also granted performance units to certain executives.

The fair values for restricted share awards made under the Plan were valued at the grant date fair value, which is the market price of the underlying common shares. The shares vest over either a 3-year or 5-year period beginning with the first anniversary of the grant.

Performance units represent the right to earn common shares. The performance units were granted in the form of deferred share units with a market condition, entitling the holders thereof to receive common shares at a future date. The performance units are awarded based on the Company’s total return to shareholders with respect to a specified peer group consisting of publicly traded REITs over a three-year period. The performance units cliff vest upon the third anniversary of the effective date. The Company used a Monte Carlo simulation analysis to estimate the fair value of the awards, the key assumptions of which are as follows:

Assumptions:	2021	2020	2019
Risk-free interest rate	0.2%	1.7%	2.6%
Volatility (1)	28.00%	19.00%	23.00%

(1)	Expected volatility is based upon the Company’s historical daily share prices.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense related to restricted shares and performance units of approximately $5.8 million, $5.2 million and $4.9 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. The following table presents non-vested restricted share and performance unit activity under the Plan for the year ended December 31, 2021:

Number of Non-
Vested Restricted
Shares and Performance Units
Non-Vested at January 1, 2021	382,901
Granted	176,825
Vested	(160,549)
Forfeited	(11,476)
Non-Vested at December 31, 2021	387,701

The weighted average fair value of restricted shares and performance units granted during the years ended December 31, 2021, 2020 and 2019 was $39.37, $32.39 and $32.22, respectively. The total fair value of restricted shares and performance units vested during the years ended December 31, 2021, 2020 and 2019 was $7.0 million, $6.1 million and $5.8 million, respectively. As of December 31, 2021 the Company had approximately $6.7 million of remaining unrecognized restricted share and performance unit compensation costs that are expected to be recognized over a weighted average period of 2.0 years.

17.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2021	2020	2019

	(dollars and shares in thousands, except per share amounts)
Net income	$230,813	$167,611	$170,771
Noncontrolling interests in the Operating Partnership	(7,873)	(1,825)	(1,708)
Noncontrolling interest in subsidiaries	542	(165)	54
Net income attributable to the Company’s common shareholders	$223,482	$165,621	$169,117

Weighted average basic shares outstanding	203,832	194,147	190,874
Share options and restricted share units	1,177	796	702
Weighted average diluted shares outstanding (1)	205,009	194,943	191,576

Basic earnings per share attributable to common shareholders	$1.10	$0.85	$0.89
Diluted earnings per share attributable to common shareholders (2)	$1.09	$0.85	$0.88

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2021	2020	2019

	(dollars and units in thousands, except per unit amounts)
Net income	$230,813	$167,611	$170,771
Operating Partnership interests of third parties	(7,873)	(1,825)	(1,708)
Noncontrolling interest in subsidiaries	542	(165)	54
Net income attributable to common unitholders	$223,482	$165,621	$169,117

Weighted average basic units outstanding	203,832	194,147	190,874
Unit options and restricted share units	1,177	796	702
Weighted average diluted units outstanding (1)	205,009	194,943	191,576

Basic earnings per unit attributable to common unitholders	$1.10	$0.85	$0.89
Diluted earnings per unit attributable to common unitholders (2)	$1.09	$0.85	$0.88

(1)	For the years ended December 31, 2021, 2020 and 2019, the Company declared cash dividends per common share/unit of $1.45, $1.33 and $1.29, respectively.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit as the exercise price was higher than the average share price of the Company for the years ended December 31, 2020 were 0.8 million. There were no anti-dilutive options for the years ended December 31, 2021 or 2019.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 1,901,595; 7,420,828 and 1,972,308 as of December 31, 2021, 2020 and 2019, respectively. There were 223,917,993; 197,405,989 and 193,557,024 common units outstanding as of December 31, 2021, 2020 and 2019, respectively.

Common Shares

On November 19, 2021, we closed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

The Company maintains an at-the-market equity program that enables it to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). The Company’s sales activity under the program for the years ended December 31, 2021, 2020 and 2019 is summarized below:

	For the year ended December 31,
	2021	2020	2019

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	4,982	3,627	5,899
Average sales price per share	$40.57	$33.69	$33.64
Net proceeds after deducting offering costs	$199,977	$120,727	$196,304

The proceeds from the sales of common shares under the program during the years ended December 31, 2021, 2020 and 2019 were used to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2021, 2020 and 2019, 5.9 million common shares, 10.9 million common shares and 4.6 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

18.  SUBSEQUENT EVENTS

Subsequent to December 31, 2021, the Company acquired a self-storage property located in Maryland for $32.0 million.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2021

(dollars in thousands)

							Gross Carrying Amount at
		Total		Initial Cost		Costs	December 31, 2021
		Rentable			Buildings	Subsequent		Buildings		Accumulated
	Number of	Square Feet			&	to		&		Depreciation
State	Stores	(unaudited)	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)
Arizona	48	3,070,755	$—	$98,442	$389,514	$23,213	$99,495	$397,612	$497,107	$38,951
California	63	4,741,051	—	371,460	683,683	33,337	373,302	663,731	1,037,033	83,657
Colorado	10	654,265	—	11,812	46,755	4,131	11,787	44,903	56,690	12,426
Connecticut	22	1,197,402	—	22,023	82,375	19,620	23,568	86,979	110,547	32,682
Florida	90	6,801,203	—	104,987	531,360	88,420	112,652	553,950	666,602	167,579
Georgia	21	1,562,380	—	18,394	100,856	9,933	18,518	99,513	118,031	28,392
Illinois	43	2,761,024	—	54,493	221,022	27,543	54,358	224,665	279,023	64,522
Indiana	1	70,380	—	1,134	5,589	199	1,134	5,783	6,917	1,374
Maryland	19	1,585,705	5,099	37,055	188,989	13,098	37,912	189,926	227,838	44,095
Massachusetts	20	1,256,014	—	31,948	159,000	9,476	32,197	163,387	195,584	27,862
Minnesota	2	176,296	—	2,621	21,655	379	2,621	22,034	24,655	2,084
Nevada	22	1,700,457	—	71,702	394,023	4,536	71,703	396,643	468,346	11,695
New Jersey	28	1,983,294	—	45,864	188,139	36,373	49,372	205,843	255,215	59,133
New Mexico	3	182,261	—	2,866	9,367	1,615	2,867	7,804	10,671	3,212
New York	58	4,593,319	149,080	416,337	1,300,288	45,488	428,549	1,317,425	1,745,974	247,167
North Carolina	9	611,298	—	10,349	44,680	6,242	10,788	47,409	58,197	12,034
Ohio	20	1,294,303	—	13,529	51,265	17,460	14,938	54,746	69,684	20,461
Pennsylvania	12	890,594	—	18,769	99,196	10,424	18,723	104,434	123,157	18,784
Rhode Island	4	247,305	—	3,480	17,156	1,574	3,480	18,729	22,209	4,241
South Carolina	8	432,389	—	6,117	31,039	1,159	6,117	32,199	38,316	2,387
Tennessee	9	755,595	2,206	9,117	54,403	4,897	9,117	52,047	61,164	12,905
Texas	75	5,358,803	—	108,310	458,473	31,746	108,628	465,154	573,782	89,494
Utah	4	293,988	—	10,763	2,844	2,676	10,622	4,102	14,724	1,800
Virginia	11	965,100	—	32,731	122,391	4,498	32,732	119,686	152,418	28,717
Washington D.C.	5	409,484	—	28,759	80,996	2,232	28,803	78,709	107,512	15,704
Other Corporate Assets	—	—	—	—	—	12,450	1,480	10,970	12,450	2,511
	607	43,594,665	$156,385	$1,533,062	$5,285,058	$412,719	$1,565,463	$5,368,383	$6,933,846	$1,033,869

(A)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2019 through December 31, 2021 was as follows (in thousands):

	2021	2020	2019
Storage properties*
Balance at beginning of year	$5,489,754	$4,699,844	$4,463,455
Acquisitions & improvements	1,795,965	825,247	364,324
Fully depreciated assets	(52,722)	(83,418)	(81,717)
Dispositions and other	(19,408)	(8,533)	(3,033)
Construction in progress, net	(30,095)	14,718	(43,185)
Right-of-use assets - finance leases	—	41,896	—
Balance at end of year	$7,183,494	$5,489,754	$4,699,844

Accumulated depreciation*
Balance at beginning of year	$983,940	$925,359	$862,487
Depreciation expense	160,933	143,952	145,233
Fully depreciated assets	(52,722)	(83,418)	(81,717)
Dispositions and other	(6,327)	(1,953)	(644)
Balance at end of year	$1,085,824	$983,940	$925,359
Storage properties, net	$6,097,670	$4,505,814	$3,774,485

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.

As of December 31, 2021, the aggregate cost of Storage properties for federal income tax purposes was approximately $7,452.8 million.