Form 10-Q
period 2022-03-31
CubeSmart; CubeSmart, L.P.
filed 2022-04-29
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2022.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at April 27, 2022
Common shares, $0.01 par value per share, of CubeSmart	224,437,835

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of March 31, 2022, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

There are a number of risks and uncertainties that could cause our actual results to differ materially from the forward-looking statements contained in or contemplated by this Report.  Any forward-looking statements should be considered in light of the risks and uncertainties referred to in Item 1A. “Risk Factors” in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021 and in our other filings with the Securities and Exchange Commission (“SEC”). These risks include, but are not limited to, the following:

●	adverse changes in economic conditions in the real estate industry and in the markets in which we own and operate self-storage properties;

●	the effect of competition from existing and new self-storage properties and operators on our ability to maintain or raise occupancy and rental rates;

●	the failure to execute our business plan;

●	adverse impacts from the COVID-19 pandemic, other pandemics, quarantines and stay at home orders, including the impact on our ability to operate our self-storage properties, the demand for self-storage, rental rates and fees and rent collection levels;

●	reduced availability and increased costs of external sources of capital;

●	increases in interest rates and operating costs;

●	financing risks, including the risk of over-leverage and the corresponding risk of default on our mortgage and other debt and potential inability to refinance existing or future debt;

●	counterparty non-performance related to the use of derivative financial instruments;

●	risks related to our ability to maintain our Parent Company’s qualification as a REIT for federal income tax purposes;

●	the failure of acquisitions and developments to close on expected terms, or at all, or to perform as expected;

●	increases in taxes, fees and assessments from state and local jurisdictions;

●	the failure of our joint venture partners to fulfill their obligations to us or their pursuit of actions that are inconsistent with our objectives;

●	reductions in asset valuations and related impairment charges;

●	cyber security breaches, cyber or ransomware attacks or a failure of our networks, systems or technology, which could adversely impact our business, customer and employee relationships or result in fraudulent payments;

●	changes in real estate, zoning, use and occupancy laws or regulations;

●	risks related to or a consequence of natural disasters or acts of violence, pandemics, active shooters, terrorism, insurrection or war that affect the markets in which we operate;

●	potential environmental and other liabilities;

●	governmental, administrative and executive orders and laws, which could adversely impact our business operations and customer and employee relationships;

●	uninsured or uninsurable losses and the ability to obtain insurance coverage or recovery from insurance against risks and losses;

●	the ability to attract and retain talent in the current labor market;

●	other factors affecting the real estate industry generally or the self-storage industry in particular; and

●	other risks identified in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021 and, from time to time, in other reports that we file with the SEC or in other documents that we publicly disseminate.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Storage properties	$7,232,103	$7,183,494
Less: Accumulated depreciation	(1,130,001)	(1,085,824)
Storage properties, net (including VIE assets of $156,775 and $149,467, respectively)	6,102,102	6,097,670
Cash and cash equivalents	7,890	11,140
Restricted cash	2,573	2,178
Loan procurement costs, net of amortization	2,074	2,322
Investment in real estate ventures, at equity	117,025	119,751
Assets held for sale	3,324	49,313
Other assets, net	226,553	265,705
Total assets	$6,461,541	$6,548,079

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,769,245	$2,768,209
Revolving credit facility	185,400	209,900
Mortgage loans and notes payable, net	166,489	167,676
Lease liabilities - finance leases	65,783	65,801
Accounts payable, accrued expenses and other liabilities	197,685	199,985
Distributions payable	97,439	97,417
Deferred revenue	38,493	37,144
Security deposits	1,086	1,065
Liabilities held for sale	475	2,502
Total liabilities	3,522,095	3,549,699

Noncontrolling interests in the Operating Partnership	75,991	108,220

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,433,506 and 223,917,993 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	2,244	2,239
Additional paid-in capital	4,112,183	4,088,392
Accumulated other comprehensive loss	(551)	(570)
Accumulated deficit	(1,266,804)	(1,218,498)
Total CubeSmart shareholders’ equity	2,847,072	2,871,563
Noncontrolling interests in subsidiaries	16,383	18,597
Total equity	2,863,455	2,890,160
Total liabilities and equity	$6,461,541	$6,548,079

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUES
Rental income	$208,371	$162,476
Other property related income	22,280	19,304
Property management fee income	7,914	7,061
Total revenues	238,565	188,841
OPERATING EXPENSES
Property operating expenses	70,567	61,228
Depreciation and amortization	82,557	53,810
General and administrative	14,525	10,916
Total operating expenses	167,649	125,954
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(22,824)	(19,234)
Loan procurement amortization expense	(957)	(1,035)
Equity in earnings of real estate ventures	294	20
Other	(9,163)	677
Total other expense	(32,650)	(19,572)
NET INCOME	38,266	43,315
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(292)	(1,549)
Noncontrolling interest in subsidiaries	181	(34)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$38,155	$41,732

Basic earnings per share attributable to common shareholders	$0.17	$0.21
Diluted earnings per share attributable to common shareholders	$0.17	$0.21

Weighted average basic shares outstanding	224,663	199,160
Weighted average diluted shares outstanding	225,737	200,233

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

NET INCOME	$38,266	$43,315
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	38,286	43,335
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(293)	(1,550)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	181	(34)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$38,174	$41,751

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions paid to noncontrolling interests in subsidiaries							(2,033)	(2,033)
Issuance of common shares, net			(123)			(123)		(123)
Issuance of restricted shares	35
Conversion from units to shares	441	4	21,534			21,538		21,538	(21,538)
Exercise of stock options	40	1	1,225			1,226		1,226
Amortization of restricted shares			519			519		519
Share compensation expense			636			636		636
Adjustment for noncontrolling interests in the Operating Partnership					10,356	10,356		10,356	(10,356)
Net income (loss)					38,155	38,155	(181)	37,974	292
Other comprehensive income				19		19		19	1
Common share distributions ($0.43 per share)					(96,817)	(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,244	$4,112,183	$(551)	$(1,266,804)	$2,847,072	$16,383	$2,863,455	$75,991

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid in	Comprehensive	Accumulated	Shareholders’	Interest in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions paid to noncontrolling interests in subsidiaries							(69)	(69)
Issuance of common shares, net	2,837	28	99,660			99,688		99,688
Issuance of restricted shares	32
Conversion from units to shares	55	1	1,912			1,913		1,913	(1,913)
Exercise of stock options	92	1	1,171			1,172		1,172
Amortization of restricted shares			705			705		705
Share compensation expense			609			609		609
Adjustment for noncontrolling interest in the Operating Partnership					(32,102)	(32,102)		(32,102)	32,102
Net income					41,732	41,732	34	41,766	1,549
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,350)	(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$2,004	$2,909,730	$(613)	$(1,033,519)	$1,877,602	$8,597	$1,886,199	$278,649

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$38,266	$43,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83,514	54,845
Non-cash portion of interest expense related to finance leases	(18)	111
Equity in earnings of real estate ventures	(294)	(20)
Equity compensation expense	2,193	2,042
Accretion of fair market value adjustment of debt	(269)	(607)
Changes in other operating accounts:
Other assets	4,085	(1,718)
Accounts payable and accrued expenses	1,911	(1,675)
Other liabilities	1,347	1,889
Net cash provided by operating activities	$130,735	$98,182
Investing Activities
Acquisitions of storage properties	(39,761)	—
Additions and improvements to storage properties	(7,755)	(7,894)
Development costs	(7,785)	(10,932)
Investment in real estate ventures	(5)	(6,664)
Cash distributed from real estate ventures	3,025	4,958
Proceeds from sale of real estate, net	43,193	—
Net cash used in investing activities	$(9,088)	$(20,532)
Financing Activities
Proceeds from:
Revolving credit facility	151,532	268,111
Principal payments on:
Revolving credit facility	(176,032)	(333,111)
Mortgage loans and notes payable	(611)	(44,649)
Proceeds from issuance of common shares, net	(123)	99,688
Cash paid upon vesting of restricted shares	(1,038)	(728)
Exercise of stock options	1,226	1,172
Distributions paid to noncontrolling interests in subsidiaries	(2,033)	(69)
Distributions paid to common shareholders	(96,605)	(67,368)
Distributions paid to noncontrolling interests in Operating Partnership	(818)	(933)
Net cash used in financing activities	$(124,502)	$(77,887)
Change in cash, cash equivalents and restricted cash	(2,855)	(237)
Cash, cash equivalents and restricted cash at beginning of period	13,318	6,229
Cash, cash equivalents and restricted cash at end of period	$10,463	$5,992
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$24,725	$23,534
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(700)	$—
Accretion of put liability	$1,222	$2,823
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31,	December 31,
	2022	2021
	(unaudited)

ASSETS
Storage properties	$7,232,103	$7,183,494
Less: Accumulated depreciation	(1,130,001)	(1,085,824)
Storage properties, net (including VIE assets of $156,775 and $149,467, respectively)	6,102,102	6,097,670
Cash and cash equivalents	7,890	11,140
Restricted cash	2,573	2,178
Loan procurement costs, net of amortization	2,074	2,322
Investment in real estate ventures, at equity	117,025	119,751
Assets held for sale	3,324	49,313
Other assets, net	226,553	265,705
Total assets	$6,461,541	$6,548,079

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,769,245	$2,768,209
Revolving credit facility	185,400	209,900
Mortgage loans and notes payable, net	166,489	167,676
Lease liabilities - finance leases	65,783	65,801
Accounts payable, accrued expenses and other liabilities	197,685	199,985
Distributions payable	97,439	97,417
Deferred revenue	38,493	37,144
Security deposits	1,086	1,065
Liabilities held for sale	475	2,502
Total liabilities	3,522,095	3,549,699

Limited Partnership interests of third parties	75,991	108,220

Commitments and contingencies

Capital
Operating Partner	2,847,623	2,872,133
Accumulated other comprehensive loss	(551)	(570)
Total CubeSmart, L.P. capital	2,847,072	2,871,563
Noncontrolling interests in subsidiaries	16,383	18,597
Total capital	2,863,455	2,890,160
Total liabilities and capital	$6,461,541	$6,548,079

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended March 31,
	2022	2021

REVENUES
Rental income	$208,371	$162,476
Other property related income	22,280	19,304
Property management fee income	7,914	7,061
Total revenues	238,565	188,841
OPERATING EXPENSES
Property operating expenses	70,567	61,228
Depreciation and amortization	82,557	53,810
General and administrative	14,525	10,916
Total operating expenses	167,649	125,954
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(22,824)	(19,234)
Loan procurement amortization expense	(957)	(1,035)
Equity in earnings of real estate ventures	294	20
Other	(9,163)	677
Total other expense	(32,650)	(19,572)
NET INCOME	38,266	43,315
NET LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	181	(34)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	38,447	43,281
Operating Partnership interests of third parties	(292)	(1,549)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$38,155	$41,732

Basic earnings per unit attributable to common unitholders	$0.17	$0.21
Diluted earnings per unit attributable to common unitholders	$0.17	$0.21

Weighted average basic units outstanding	224,663	199,160
Weighted average diluted units outstanding	225,737	200,233

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021

NET INCOME	$38,266	$43,315
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20
OTHER COMPREHENSIVE INCOME:	20	20
COMPREHENSIVE INCOME	38,286	43,335
Comprehensive income attributable to Operating Partnership interests of third parties	(293)	(1,550)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	181	(34)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$38,174	$41,751

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions to noncontrolling interests in subsidiaries					(2,033)	(2,033)
Issuance of common OP units, net		(123)		(123)		(123)
Issuance of restricted OP units	35
Conversion from OP units to shares	441	21,538		21,538		21,538	(21,538)
Exercise of OP unit options	40	1,226		1,226		1,226
Amortization of restricted OP units		519		519		519
OP unit compensation expense		636		636		636
Adjustment for Limited Partnership interests of third parties		10,356		10,356		10,356	(10,356)
Net income (loss)		38,155		38,155	(181)	37,974	292
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.43 per unit)		(96,817)		(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,847,623	$(551)	$2,847,072	$16,383	$2,863,455	$75,991

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions to noncontrolling interests in subsidiaries					(69)	(69)
Issuance of common OP units, net	2,837	99,688		99,688		99,688
Issuance of restricted OP units	32
Conversion from OP units to shares	55	1,913		1,913		1,913	(1,913)
Exercise of OP unit options	92	1,172		1,172		1,172
Amortization of restricted OP units		705		705		705
OP unit compensation expense		609		609		609
Adjustment for Limited Partnership interests of third parties		(32,102)		(32,102)		(32,102)	32,102
Net income		41,732		41,732	34	41,766	1,549
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,350)		(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$1,878,215	$(613)	$1,877,602	$8,597	$1,886,199	$278,649

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$38,266	$43,315
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	83,514	54,845
Non-cash portion of interest expense related to finance leases	(18)	111
Equity in earnings of real estate ventures	(294)	(20)
Equity compensation expense	2,193	2,042
Accretion of fair market value adjustment of debt	(269)	(607)
Changes in other operating accounts:
Other assets	4,085	(1,718)
Accounts payable and accrued expenses	1,911	(1,675)
Other liabilities	1,347	1,889
Net cash provided by operating activities	$130,735	$98,182
Investing Activities
Acquisitions of storage properties	(39,761)	—
Additions and improvements to storage properties	(7,755)	(7,894)
Development costs	(7,785)	(10,932)
Investment in real estate ventures	(5)	(6,664)
Cash distributed from real estate ventures	3,025	4,958
Proceeds from sale of real estate, net	43,193	—
Net cash used in investing activities	$(9,088)	$(20,532)
Financing Activities
Proceeds from:
Revolving credit facility	151,532	268,111
Principal payments on:
Revolving credit facility	(176,032)	(333,111)
Mortgage loans and notes payable	(611)	(44,649)
Proceeds from issuance of common OP units	(123)	99,688
Cash paid upon vesting of restricted OP units	(1,038)	(728)
Exercise of OP unit options	1,226	1,172
Distributions paid to noncontrolling interests in subsidiaries	(2,033)	(69)
Distributions paid to common OP unitholders	(97,423)	(68,301)
Net cash used in financing activities	$(124,502)	$(77,887)
Change in cash, cash equivalents and restricted cash	(2,855)	(237)
Cash, cash equivalents and restricted cash at beginning of period	13,318	6,229
Cash, cash equivalents and restricted cash at end of period	$10,463	$5,992
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$24,725	$23,534
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(700)	$—
Accretion of put liability	$1,222	$2,823
Derivative valuation adjustment	$20	$20

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of March 31, 2022, the Company owned (or partially owned and consolidated) self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of March 31, 2022, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Land	$1,575,446	$1,565,463
Buildings and improvements	5,396,489	5,368,383
Equipment	132,189	129,531
Construction in progress	86,034	78,221
Right-of-use assets - finance leases	41,945	41,896
Storage properties	7,232,103	7,183,494
Less: Accumulated depreciation	(1,130,001)	(1,085,824)
Storage properties, net	$6,102,102	$6,097,670

The following table summarizes the Company’s acquisition and disposition activity during the period beginning on January 1, 2021 through March 31, 2022.

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2022 Acquisition:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
			1	$32,000

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(2)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

(1)	Acquired by a consolidated joint venture in which the Company holds a 50% interest.

(2)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”). The Los Angeles Athletic Club was sold by the Company during the three months ended March 31, 2022. The California Yacht Club is classified as held for sale on the Company’s consolidated balance sheets as of March 31, 2022 (see note 4).

4. INVESTMENT ACTIVITY

2022 Acquisitions

During the three months ended March 31, 2022, the Company acquired one store located in Maryland for a purchase price of $32.0 million. In connection with this transaction, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $1.3 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months March 31, 2022 was approximately $0.2 million.

Additionally, on February 2, 2022, the Company acquired land underlying a wholly-owned store located in Bronx, New York for $7.5 million. The land was previously subject to a ground lease in which the Company served as lessee. As a result of the transaction, which was accounted for as an asset acquisition, the Company was released from its obligations under the ground lease, and the right-of-use asset and lease liability totaling $4.1 million and $5.0 million, respectively, were removed from the Company’s consolidated balance sheets.

As of March 31, 2022, the Company had made a deposit of $0.2 million associated with one store that was under contract to be acquired for an acquisition price of $20.0 million. The deposit is reflected in Other assets, net on the Company’s consolidated balance sheets.

2022 Dispositions

During the three months ended March 31, 2022, the Company sold the Los Angeles Athletic Club, which it purchased in December 2021 as part of the LAACO acquisition, for $44.0 million. No gain or loss was recognized in conjunction with the sale.

LAACO Acquisition

On December 9, 2021, the Company acquired all outstanding partnership units of LAACO, the owner of the Storage West Assets and, as a result, LAACO became a wholly-owned subsidiary of the Company. The 57 Storage West Assets are located in Arizona (17), California (20), Nevada (13) and Texas (7). Through its acquisition of LAACO, the Company also acquired a 50% interest in two separate unconsolidated joint ventures, each of which own one storage property in California (see note 5). In addition, through this acquisition, the Company also acquired the Club Operations, which included the Los Angeles Athletic Club (consisting of athletic facilities, food and beverage operations and a hotel) and the California Yacht Club (the “CYC”) (consisting of sports facilities, food and beverage operations and a marina). During the three months ended March 31, 2022, the Company sold the Los Angeles Athletic Club (see above). As of March 31, 2022, the CYC is classified as held for sale on the Company’s consolidated balance sheets.

The following summarizes the relevant components contemplated in the acquisition of LAACO:

Amount
(in thousands)
Costs contemplated:
Capitalized costs:
LAACO partnership units (1)	$1,648,426
Long-term debt assumed and repaid at closing	40,880
Payments to LAACO management (capitalized) (2)	16,807
Other transaction costs (3)	13,407
Total capitalized costs	$1,719,520
Payments and anticipated payments to LAACO management (expensed) (2)	25,144
Total costs contemplated	$1,744,664

Estimated fair value of Club Operations	$46,800

(1)	Represents the acquisition of all 167,557 outstanding partnership units for $9,838 per unit.

(2)	Upon the acquisition of LAACO, the Company assumed severance obligations payable to certain employees pursuant to pre-existing agreements. Based on the specific details of the arrangements, $16.8 million in costs were capitalized to the basis of the acquired properties while $25.1 million were considered post-combination compensation expenses. Of this $25.1 million, $14.8 million was included in the component of other income (expense) designated as other for the year ended December 31, 2021, $9.2 million was included in the component of other income (expense) designated as other for the three months ended March 31, 2022, with the remainder expected to be expensed during the three months ended June 30, 2022.

(3)	Includes consulting fees, legal fees, and other costs.

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

Intangible assets (included above in Other assets, net) consisted of in-place leases, which aggregated to $109.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2022 was approximately $27.4 million.

Other 2021 Acquisitions

During the year ended December 31, 2021, the Company also acquired eight additional stores located in Florida (1), Georgia (1), Illinois (1), Maryland (1), Nevada (1), New Jersey (1) and Pennsylvania (2) for an aggregate purchase price of approximately $140.8 million. In addition, a consolidated joint venture in which the Company holds a 50% interest acquired a store in Minnesota for a purchase price of $12.0 million (see note 13). In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.9 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three months ended March 31, 2022 was approximately $3.0 million. No amortization expense related to these stores was recognized during the three months ended March 31, 2021.

2021 Dispositions

During the year ended December 31, 2021, the Company sold five properties located in Colorado (1), Nevada (1), North Carolina (2) and Texas (1) for an aggregate sales price of $43.8 million. In conjunction with the sales, the Company recorded gains that totaled $32.7 million.

Assets Held for Sale

As of March 31, 2022, the Company determined that the CYC met the criteria to be classified as held for sale. Accordingly, the assets and liabilities associated with the CYC have been categorized as held for sale within the Company’s March 31, 2022 consolidated balance sheets. As of March 31, 2022, the estimated fair value less selling costs of the CYC was greater than the carrying value of the CYC, and therefore no loss has been recorded in the current period.

Development Activity

As of March 31, 2022, the Company had investments in joint ventures to develop three self-storage properties located in New York (2) and Virginia (1). Construction for all projects is expected to be completed by the first quarter of 2023 (see note 13). As of March 31, 2022, development costs incurred to date for these projects totaled $74.8 million. Total construction costs for these projects are expected to be $97.3 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period beginning on January 1, 2021 through March 31, 2022. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Newton, MA (1)	1	Q4 2021	100%	$20,800
East Meadow, NY (2)	1	Q2 2021	100%	25,900
King of Prussia, PA	1	Q2 2021	70%	22,800
Arlington, VA (3)	1	Q1 2021	90%	26,400
	4			$95,900

(1)	During the fourth quarter of 2021, the Company, through a joint venture in which it owned a 90% interest that was previously consolidated, completed the construction of this store and it was opened for operation. On December 14, 2021, the Company acquired the 10% interest of the noncontrolling member in the venture that owned the store for $3.4 million. Prior to this transaction, the noncontrolling member’s interest in the venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest of $2.7 million was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. The $13.2 million related party loan extended by the Company to the venture that owned the store was repaid in conjunction with the Company’s acquisition of the noncontrolling member’s ownership interest.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures, in which it holds common ownership interests, are summarized as follows (in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	March 31,	December 31,	March 31,	December 31,
Unconsolidated Real Estate Ventures	Interest	2022	2021	2022	2021
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$14,240	$14,225
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	21,549	21,536
191 V CUBE LLC ("HVP V") (2)	20%	5	5	15,515	16,080
191 IV CUBE Southeast LLC ("HVPSE") (3)	10%	14	14	4,436	4,541
191 IV CUBE LLC ("HVP IV") (4)	20%	28	28	22,177	23,223
CUBE HHF Northeast Venture LLC ("HHFNE") (5)	10%	13	13	1,244	1,291
CUBE HHF Limited Partnership ("HHF") (6)	50%	28	28	37,864	38,855
		90	90	$117,025	$119,751

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of March 31, 2022, this difference was $13.4 million and $20.0 million for Fontana and RCSS, respectively. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

(2)	The stores owned by HVP V are located in Florida (2), New Jersey (2) and New York (1). HVP V paid an aggregate of $143.7 million for these properties, of which $2.2 million was allocated to the value of the in-place leases. These acquisitions were funded initially through pro-rata contributions by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVP V related to these acquisitions was $22.6 million. As of March 31, 2022, HVP V had an outstanding $80.6 million secured term loan, which bears interest at SOFR plus 2.05% and matures on September 30, 2025 with an option to extend the maturity date through September 30, 2026, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

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

(4)	The stores owned by HVP IV are located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $32.0 million. As of March 31, 2022, HVP IV had an outstanding $221.6 million secured loan, which bears interest at LIBOR plus 1.95% per annum, and matures on April 19, 2025.

(5)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of March 31, 2022, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(6)	The stores owned by HHF are located in North Carolina (1) and Texas (27). On October 5, 2021, HHF sold seven stores in Texas for an aggregate sales price of approximately $85.0 million. The venture recorded gains which aggregated to approximately $46.9 million in connection with the sale. As of March 31, 2022, HHF had an outstanding $105.0 million secured loan, which bears interest at a fixed rate of 2.58% per annum and matures on February 5, 2028.

Based upon the facts and circumstances at acquisition of Fontana and RCSS and formation of HVP V, HVPSE, HVP IV, HHFNE and HHF (the “Ventures”), the Company determined that the Ventures are not VIEs in accordance with the accounting standard for the consolidation of VIEs. As a result, the Company used the voting interest model under the accounting standard for consolidation in order to determine whether to consolidate the Ventures. Based upon each member's substantive participating rights over the activities of each entity as stipulated in the operating agreements, the Ventures are not consolidated by the Company and are accounted for under the equity method of accounting. The Company’s investments in the Ventures are included in Investment in real estate ventures, at equity on the Company’s consolidated balance sheets and the Company’s earnings from its investments in the Ventures are presented in Equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

The following is a summary of the financial position of the Ventures as of March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021

Assets	(in thousands)
Storage properties, net	$843,343	$850,250
Other assets	32,067	34,760
Total assets	$875,410	$885,010

Liabilities and equity
Debt	$527,490	$526,972
Other liabilities	15,447	14,500
Equity
CubeSmart	83,675	86,083
Joint venture partners	248,798	257,455
Total liabilities and equity	$875,410	$885,010

The following is a summary of results of operations of the Ventures for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Total revenues	$24,965	$18,823
Operating expenses	(10,743)	(8,605)
Other (expenses) income	(114)	3
Interest expense, net	(3,852)	(3,535)
Depreciation and amortization	(10,388)	(8,713)
Net loss	$(132)	$(2,027)
Company’s share of net income (loss)	$294	$20

6. OTHER ASSETS

Other assets are comprised of the following as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
	2022	2021

	(in thousands)
Intangible assets, net of accumulated amortization of $43,365 and $12,760	$79,488	$108,794
Accounts receivable, net	7,990	8,145
Prepaid property taxes	5,706	6,938
Prepaid property and casualty insurance	1,684	3,352
Amounts due from affiliates (see note 15)	14,481	15,417
Assets related to deferred compensation arrangements	59,316	60,297
Right-of-use assets - operating leases	50,309	54,741
Other	7,579	8,021
Total other assets, net	$226,553	$265,705

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2022	2021	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(13,041)	(13,455)
Less: Loan procurement costs, net	(17,714)	(18,336)
Total unsecured senior notes, net	$2,769,245	$2,768,209

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2022, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2022, borrowings under the Revolver had an effective interest rate of 1.55%. Additionally, as of March 31, 2022, $564.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of March 31, 2022, the Company was in compliance with all of its financial covenants.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	March 31,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2022	2021	Interest Rate	Date

	(in thousands)
Nashville V, TN	$2,191	$2,206	3.85%	Jun-23
New York, NY	29,170	29,340	3.51%	Jun-23
Annapolis I, MD	5,051	5,099	3.78%	May-24
Brooklyn XV, NY	15,339	15,423	2.15%	May-24
Long Island City IV, NY	12,502	12,580	2.15%	May-24
Long Island City II, NY	18,605	18,714	2.25%	Jul-26
Long Island City III, NY	18,614	18,723	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	155,772	156,385
Plus: Unamortized fair value adjustment	12,299	12,981
Less: Loan procurement costs, net	(1,582)	(1,690)
Total mortgage loans and notes payable, net	$166,489	$167,676

As of March 31, 2022 and December 31, 2021, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $448.4 million and $450.7 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of March 31, 2022 (in thousands):

2022	$1,813
2023	32,591
2024	32,329
2025	979
2026	33,760
2027 and thereafter	54,300
Total mortgage payments	155,772
Plus: Unamortized fair value adjustment	12,299
Less: Loan procurement costs, net	(1,582)
Total mortgage loans and notes payable, net	$166,489

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 31, 2022.

March 31,
2022
(in thousands)
Beginning balance	$(575)
Reclassification of realized losses on interest rate swaps (1)	20
Ending balance	(555)
Less: portion included in noncontrolling interests in the Operating Partnership	4
Total accumulated other comprehensive loss included in equity	$(551)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of March 31, 2022 and December 31, 2021, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of its 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three months ended March 31, 2022. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of March 31, 2022 or December 31, 2021.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at March 31, 2022 and December 31, 2021.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021

	(in thousands)
Carrying value	$3,121,134	$3,145,785
Fair value	2,978,657	3,256,128

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at March 31, 2022 and December 31, 2021. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

13. NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated real estate ventures. The following table summarizes the Company’s consolidated joint ventures, each of which are accounted for as VIEs (dollars in thousands):

				CubeSmart
	Number		Date Opened /	Ownership	March 31, 2022
Consolidated Joint Ventures	of Stores	Location	Acquired (1)	Interest	Total Assets	Total Liabilities

					(in thousands)
Astoria Investors, LLC ("Astoria") (2)	1	Queens, NY	Q1 2023 (est.)	70%	$21,165	$6,559
CS Vienna, LLC ("Vienna") (3)	1	Vienna, VA	Q2 2022 (est.)	72%	28,766	17,765
CS 750 W Merrick Rd, LLC ("Merrick") (4)	1	Valley Stream, NY	Q2 2022 (est.)	51%	35,784	17,544
CS Valley Forge Village Storage, LLC ("VFV") (5)	1	King of Prussia, PA	Q2 2021	70%	20,923	14,230
CS Lock Up Anoka, LLC ("Anoka") (6)	1	Anoka, MN	Q2 2021	50%	11,511	5,611
SH3, LLC ("SH3") (7)	1	Arlington, VA	Q2 2015/Q1 2021	90%	38,655	383
	6				$156,804	$62,092

(1)	Anoka was formed to acquire an existing store that had commenced operations, while all other consolidated joint ventures were formed to develop, own and operate new stores.

(2)	On August 17, 2021, the Company contributed $14.7 million in exchange for a 70% ownership interest in Astoria, which acquired land for future development of a self-storage property in Queens, NY for $20.0 million. In addition, as of March 31, 2022, the Company has funded $6.6 million of a $27.1 million related party loan commitment to Astoria, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(3)	On December 23, 2020, the Company and the noncontrolling member contributed a previously wholly-owned operating property (the “Vienna Operating Property”) and a parcel of land (the “Vienna Land”), respectively, to Vienna. The Vienna Operating Property and the Vienna Land are located in close proximity to each other in Vienna, VA. The members intend to construct a new store on the Vienna Land, which, upon completion, will be combined with the Vienna Operating Property and operated by the venture as a single store. The Company has a related party commitment to Vienna to fund all or a portion of the construction costs. As of March 31, 2022, the Company has funded $16.1 million of a total $17.0 million loan commitment to Vienna, which is included in the total liabilities amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(4)	The noncontrolling member of Merrick has the option to put their ownership interest in the venture to the Company for $17.1 million (the “Put Option”) within the two-year period after construction of the store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling member for $17.1 million, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest. The Company is accreting this liability during the development period and, as of March 31, 2022, has accrued $15.9 million. This amount is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets.

(5)	The Company has a related party loan commitment to VFV that was used to fund a portion of the construction costs. As of March 31, 2022, the Company has an outstanding loan of $14.2 million to VFV, which is included in the total liability amounts within the table above. This loan and the related interest were eliminated for consolidation purposes.

(6)	On April 16, 2021, the Company contributed $3.4 million in exchange for a 50% ownership interest in Anoka, which acquired a self-storage property located in Minnesota for $12.0 million. In addition, as of March 31, 2022, the Company has funded $5.5 million of a $6.1 million related party loan commitment to Anoka, which is included in the total liability amount within the table above. This loan and the related interest were eliminated for consolidation purposes.

(7)	SH3 owns two stores located in close proximity to each other in Arlington, VA, the first of which was developed and opened for operation in April 2015 (“Shirlington I”) and the second of which was developed and opened for operation in March 2021 (“Shirlington II”). Given their close proximity to each other, the two stores were combined in our store count, as well as for operational and reporting purposes, upon the opening of Shirlington II in March 2021.

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

Approximately 0.6% and 0.8% of the outstanding OP Units, as of March 31, 2022 and December 31, 2021, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

As of March 31, 2022 and December 31, 2021, 1,460,520 and 1,901,595 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at March 31, 2022 and December 31, 2021. As of March 31, 2022, the Operating Partnership recorded a decrease in the value of OP Units owned by third parties and a corresponding increase to capital of $10.4 million. As of December 31, 2021, the Operating Partnership recorded an increase in the value of OP Units owned by third parties and a corresponding decrease to capital of $164.1 million.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three months ended March 31, 2022 totaled $1.3 million compared to $1.0 million for the same period in 2021.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $14.5 million and $15.4 million as of March 31, 2022 and December 31, 2021, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 13, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $42.4 million and $32.4 million as of March 31, 2022 and December 31, 2021, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the three months ended March 31, 2021, the Company recognized fees associated with property transactions of $0.2 million. There were no such fees recognized during the three months ended March 31, 2022. Property transaction fees are included in the component of other (expense) income designated as Other on the consolidated statements of operations.

16. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended March 31,
	2022	2021

	(dollars and units in thousands, except per share amounts)
Net income	$38,266	$43,315
Noncontrolling interests in the Operating Partnership	(292)	(1,549)
Noncontrolling interest in subsidiaries	181	(34)
Net income attributable to the Company’s common shareholders	$38,155	$41,732

Weighted average basic shares outstanding	224,663	199,160
Share options and restricted share units	1,074	1,073
Weighted average diluted shares outstanding (1)	225,737	200,233

Basic earnings per share attributable to common shareholders	$0.17	$0.21
Diluted earnings per share attributable to common shareholders (2)	$0.17	$0.21

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	Three Months Ended March 31,
	2022	2021

	(dollars and units in thousands, except per unit amounts)
Net income	$38,266	$43,315
Operating Partnership interests of third parties	(292)	(1,549)
Noncontrolling interest in subsidiaries	181	(34)
Net income attributable to common unitholders	$38,155	$41,732

Weighted average basic units outstanding	224,663	199,160
Unit options and restricted share units	1,074	1,073
Weighted average diluted units outstanding (1)	225,737	200,233

Basic earnings per unit attributable to common unitholders	$0.17	$0.21
Diluted earnings per unit attributable to common unitholders (2)	$0.17	$0.21

(1)	For the three months ended March 31, 2022 and 2021, the Company declared cash dividends per common share/unit of $0.43 and $0.34, respectively.

(2)	The amount of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit for the three months ended March 31, 2022 was 0.3 million. There were no anti-dilutive options for the three months ended March 31, 2021.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 1,460,520 and 7,365,828 as of March 31, 2022 and 2021, respectively.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Report. Some of the statements we make in this section are forward-looking statements within the meaning of the federal securities laws. For a discussion of forward-looking statements, see the section in this Report entitled “Forward-Looking Statements.” Certain risk factors may cause actual results, performance or achievements to differ materially from those expressed or implied by the following discussion. For a complete discussion of such risk factors, see the section entitled “Risk Factors” in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021.

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of March 31, 2022 and December 31, 2021, we owned (or partially owned and consolidated) 608 and 607 self-storage properties, respectively. These properties totaled approximately 43.6 million rentable square feet as of both dates. As of March 31, 2022, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of March 31, 2022, we managed 664 stores for third parties (including 90 stores containing an aggregate of approximately 6.5 million rentable square feet as part of seven separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,272. As of March 31, 2022, we managed stores for third parties in the following 37 states: Alabama, Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of total revenues for the three months ended March 31, 2022.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three months ended March 31, 2022 and 2021.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. The California Yacht Club and Los Angeles Athletic Club that we acquired through our acquisition of LAACO, Ltd. in December 2021 were classified as held for sale as of December 31, 2021. The Los Angeles Athletic Club was sold during the three months ended March 31, 2022. The California Yacht Club remains classified as held for sale as of March 31, 2022. There were no self-storage properties classified as held for sale as of March 31, 2022 or December 31, 2021.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three months ended March 31, 2022 or 2021.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. The Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $33.4 million and $33.6 million as of March 31, 2022 and December 31, 2021, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the unaudited consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of March 31, 2022, we owned 523 same-store properties and 85 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned stores from January 1, 2021 through March 31, 2022:

	2022	2021

Balance - January 1	607	543
Stores acquired	1	—
Stores developed	—	1
Stores combined (1)	—	(1)
Balance - March 31	608	543
Stores acquired (2)		2
Stores developed		2
Balance - June 30		547
Stores acquired		2
Stores sold		(4)
Balance - September 30		545
Stores acquired		62
Stores developed		1
Stores sold		(1)
Balance - December 31		607

(1)	On March 3, 2021, we completed development of a store located in Arlington, VA for a total cost of approximately $26.4 million. The developed store is located adjacent to an existing consolidated joint venture store. Given their proximity to each other, the stores have been combined in our store count, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

Impact of COVID-19 on the Consolidated Financial Statements and Business Operations

Since the first quarter of 2020, the world has been impacted by the spread of a novel strain of coronavirus, its variants and the disease that they cause known as COVID-19. Our stores have remained open throughout the pandemic. However, the duration and scope of the pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to the pandemic; and the continued impact on economic activity from the pandemic may, individually or in aggregate, impact our future business, financial condition, results of operations, access to capital and share price.

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2022	2021	Change	Change	2022	2021	2022	2021	2022	2021	Change	Change
REVENUES:
Rental income	$178,074	$154,074	$24,000	15.6%	$30,297	$8,402	$—	$—	$208,371	$162,476	$45,895	28.2%
Other property related income	7,204	6,184	1,020	16.5%	936	310	14,140	12,810	22,280	19,304	2,976	15.4%
Property management fee income	—	—	—	0.0%	—	—	7,914	7,061	7,914	7,061	853	12.1%
Total revenues	185,278	160,258	25,020	15.6%	31,233	8,712	22,054	19,871	238,565	188,841	49,724	26.3%

OPERATING EXPENSES:
Property operating expenses	51,207	49,784	1,423	2.9%	9,286	2,870	10,074	8,574	70,567	61,228	9,339	15.3%
NET OPERATING INCOME:	134,071	110,474	23,597	21.4%	21,947	5,842	11,980	11,297	167,998	127,613	40,385	31.6%

Store count	523	523			85	20			608	543
Total square footage	36,945	36,945			6,704	1,708			43,649	38,653
Period end occupancy	94.1%	94.2%			84.3%	70.6%			92.6%	93.0%
Period average occupancy	93.6%	93.6%
Realized annual rent per occupied sq. ft. (1)	$20.59	$17.82

Depreciation and amortization									82,557	53,810	28,747	53.4%
General and administrative									14,525	10,916	3,609	33.1%
Subtotal									97,082	64,726	32,356	50.0%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(22,824)	(19,234)	(3,590)	(18.7)%
Loan procurement amortization expense									(957)	(1,035)	78	7.5%
Equity in earnings of real estate ventures									294	20	274	1,370.0%
Other									(9,163)	677	(9,840)	(1,453.5)%
Total other expense									(32,650)	(19,572)	(13,078)	(66.8)%
NET INCOME									38,266	43,315	(5,049)	(11.7)%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(292)	(1,549)	1,257	81.1%
Noncontrolling interests in subsidiaries									181	(34)	215	632.4%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$38,155	$41,732	$(3,577)	(8.6)%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $162.5 million during the three months ended March 31, 2021 to $208.4 million for the three months ended March 31, 2022, an increase of $45.9 million, or 28.2%. The $24.0 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 15.5% as a result of higher rental rates for new and existing customers for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. The remaining increase in rental income was primarily attributable to $21.9 million of additional rental income from the stores acquired and opened in 2021 and 2022 included in our non-same-store portfolio.

Other property related income increased from $19.3 million during the three months ended March 31, 2021 to $22.3 million for the three months ended March 31, 2022, an increase of $3.0 million, or 15.4%. The increase was primarily due to a $1.4 million increase in revenue related to customer storage protection plan participation at our owned and managed stores as well as a $1.3 million increase in fee revenue.

Operating Expenses

Property operating expenses increased from $61.2 million during the three months ended March 31, 2021 to $70.6 million for the three months ended March 31, 2022, an increase of $9.3 million, or 15.3%. The $1.4 million increase in property operating expenses on the same-store portfolio was primarily due to a $0.7 million increase in property taxes. The remainder of the increase was primarily attributable to $6.4 million of increased expenses associated with newly acquired and developed stores.

Depreciation and amortization increased from $53.8 million during the three months ended March 31, 2021 to $82.6 million for the three months ended March 31, 2022, an increase of $28.7 million, or 53.4%. This increase was primarily attributable to depreciation and amortization associated with newly acquired and developed stores.

General and administrative expenses increased from $10.9 million during the three months ended March 31, 2021 to $14.5 million for the three months ended March 31, 2022, an increase of $3.6 million, or 33.1%. This increase was primarily attributable to increased personnel expenses resulting in part from additional employee headcount to support our growth.

Other (Expense) Income

Interest expense on loans increased from $19.2 million during the three months ended March 31, 2021 to $22.8 million for the three months ended March 31, 2022, an increase of $3.6 million, or 18.7%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the three months ended March 31, 2022. To fund a portion of the Company’s growth, the average outstanding debt balance increased $0.87 billion to $3.20 billion during the three months ended March 31, 2022 as compared to $2.33 billion during the three months ended March 31, 2021. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended March 31, 2022 and 2021 was 2.84% and 3.39%, respectively.

For the three months ended March 31, 2022, the component of other (expense) income designated as Other includes $9.4 million of transaction-related expenses comprised primarily of severance costs associated with the acquisition of LAACO, Ltd. in December 2021. There were no such expenses for the three months ended March 31, 2021.

Cash Flows

Comparison of the three months ended March 31, 2022 to the three months ended March 31, 2021

A comparison of cash flow from operating, investing and financing activities for the three months ended March 31, 2022 and 2021 is as follows:

	Three Months Ended March 31,
Net cash provided by (used in):	2022	2021	Change

	(in thousands)

Operating activities	$130,735	$98,182	$32,553
Investing activities	$(9,088)	$(20,532)	$11,444
Financing activities	$(124,502)	$(77,887)	$(46,615)

Cash provided by operating activities increased from $98.2 million for the three months ended March 31, 2021 to $130.7 million for the three months ended March 31, 2022, reflecting an increase of $32.6 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2021 and 2022 and increased net operating income levels in the same-store portfolio in the 2022 period as compared to the corresponding 2021 period.

Cash used in investing activities decreased from $20.5 million for the three months ended March 31, 2021 to $9.1 million for the three months ended March 31, 2022, reflecting a decrease of $11.4 million. The change was primarily driven by a $43.2 million increase in net proceeds received from sale of real estate during the three months ended March

31, 2022, with no comparable cash inflows during the corresponding 2021 period. Additionally, investments in real estate ventures decreased $6.7 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily as a result of two stores that were acquired by HVP IV (1) and HVP V (1) during the first quarter of 2021 with no acquisitions during the 2022 period. These cash inflows were offset by cash used for the acquisition of one store and land for $39.5 million, with no acquisitions closing during the three months ended March 31, 2021.

Cash used in financing activities was $77.9 million for the three months ended March 31, 2021 compared to $124.5 million for the three months ended March 31, 2022, reflecting an increase of $46.6 million. This change was primarily the result of a $40.5 million decrease in net revolving credit facility payments during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Additionally, principal payments on mortgage loans decreased $44.0 million from the three months ended March 31, 2021 to the three months ended March 31, 2022 primarily due to the repayment of two secured loans during the 2021 period with no comparable repayments during the 2022 period. These decreases in cash outflows were offset by a $99.8 million decrease in proceeds received from the issuance of common shares as no shares were sold through our “at-the-market” program during the three months ended March 31, 2022. Additionally, cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership increased $29.1 million, due to increases in the common dividend per share and number of shares outstanding.

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

In order to qualify as a REIT for federal income tax purposes, the Parent Company is required to distribute at least 90% of its REIT taxable income, excluding capital gains, to its shareholders on an annual basis, and must pay federal income tax on undistributed income to the extent it distributes less than 100% of its REIT taxable income. The nature of our business, coupled with the requirement that we distribute a substantial portion of our income on an annual basis, will cause us to have substantial liquidity needs over both the short term and the long term.

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and dividends to shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2022 fiscal year, we expect recurring capital expenditures to be approximately $7.0 million to $12.0 million, planned capital improvements and store upgrades to be approximately $6.0 million to $11.0 million and costs associated with the development of new stores to be approximately $14.0 million to $24.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $1.8 million for the remainder of 2022.

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

As of March 31, 2022, we had approximately $7.9 million in available cash and cash equivalents. In addition, we had approximately $564.0 million of availability for borrowings under our Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	March 31,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2022	2021	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(13,041)	(13,455)
Less: Loan procurement costs, net	(17,714)	(18,336)
Total unsecured senior notes, net	$2,769,245	$2,768,209

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of March 31, 2022, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of March 31, 2022, borrowings under the Revolver had an effective interest rate of 1.55%. Additionally, as of March 31, 2022, $564.0 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of March 31, 2022, we were in compliance with all of our financial covenants.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the three months ended March 31, 2022. As of March 31, 2022, 5.9 million common shares remained available for issuance under the Equity Distribution Agreements.

Non-GAAP Financial Measures

NOI

We define net operating income, which we refer to as “NOI”, as total continuing revenues less continuing property operating expenses. NOI also can be calculated by adding back to net income (loss): interest expense on loans, loan procurement amortization expense, loss on early extinguishment of debt, acquisition-related costs, equity in losses of real estate ventures, other expense, depreciation and amortization expense, general and administrative expense, and deducting from net income (loss): equity in earnings of real estate ventures, gains from sales of real estate, net, other income, gains from remeasurement of investments in real estate ventures and interest income. NOI is not a measure of performance calculated in accordance with GAAP.

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

FFO, as adjusted

FFO, as adjusted represents FFO as defined above, excluding the effects of acquisition-related costs, gains or losses from early extinguishment of debt, and non-recurring items, which we believe are not indicative of the Company’s operating results. We present FFO, as adjusted because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from FFO, as adjusted are not indicative of our ongoing operating results. We also believe that the analyst community considers our FFO, as adjusted (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute FFO, as adjusted in the same manner as we do, and may use different terminology, our computation of FFO, as adjusted may not be comparable to FFO, as adjusted reported by other REITs or real estate companies.

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Net income attributable to the Company’s common shareholders	$38,155	$41,732

Add:
Real estate depreciation and amortization:
Real property	81,503	52,852
Company’s share of unconsolidated real estate ventures	2,538	1,873
Noncontrolling interests in the Operating Partnership	292	1,549
FFO attributable to common shareholders and OP unitholders	$122,488	$98,006

Add:
Loss on early repayment of debt (1)	—	423
Transaction-related expenses (2)	9,408	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$131,896	$98,429

Weighted average diluted shares outstanding	225,737	200,233
Weighted average diluted units outstanding	1,716	7,384
Weighted average diluted shares and units outstanding	227,453	207,617

(1)	For the three months ended March 31, 2021, loss on early repayment of debt relates to costs that are included in the Company's share of equity in earnings of real estate ventures.

(2)	Transaction-related expenses include severance expenses ($9.2 million) and other transaction expenses ($0.2 million). The predecessor company, LAACO, Ltd., entered into severance agreements with certain employees, including members of their executive team, prior to our acquisition of LAACO, Ltd. on December 9, 2021. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. We expect that an additional $1.1 million in severance costs will be expensed during the three months ended June 30, 2022. Transaction-related expenses are included in the component of other income (expense) designated as Other.

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

As of March 31, 2022, our consolidated debt consisted of $2.96 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of March 31, 2022, there were $185.4 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $1.9 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $1.9 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $167.8 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $179.6 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended March 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1 - January 31	20,321	$55.78	N/A	3,000,000
February 1 - February 28	1,626	$49.09	N/A	3,000,000
March 1 - March 31	332	$48.95	N/A	3,000,000
Total	22,279	$55.19	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended March 31, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: April 29, 2022	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: April 29, 2022	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2022	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)