Form 10-Q
period 2022-06-30
CubeSmart; CubeSmart, L.P.
filed 2022-08-05
CIK 1298675, 1300485

sts

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)
☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2022.

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

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes ☐ No ☑
CubeSmart, L.P.	Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 3, 2022
Common shares, $0.01 par value per share, of CubeSmart	224,453,843

EXPLANATORY NOTE

This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”) that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us” or “our” used in this report may refer to the Company, the Parent Company or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of June 30, 2022, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Storage properties	$7,268,162	$7,183,494
Less: Accumulated depreciation	(1,174,746)	(1,085,824)
Storage properties, net (including VIE assets of $162,334 and $149,467, respectively)	6,093,416	6,097,670
Cash and cash equivalents	5,148	11,140
Restricted cash	2,956	2,178
Loan procurement costs, net of amortization	1,826	2,322
Investment in real estate ventures, at equity	114,527	119,751
Assets held for sale	2,315	49,313
Other assets, net	208,611	265,705
Total assets	$6,428,799	$6,548,079

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,770,280	$2,768,209
Revolving credit facility	168,900	209,900
Mortgage loans and notes payable, net	165,305	167,676
Lease liabilities - finance leases	65,771	65,801
Accounts payable, accrued expenses and other liabilities	217,040	199,985
Distributions payable	97,444	97,417
Deferred revenue	40,124	37,144
Security deposits	1,026	1,065
Liabilities held for sale	390	2,502
Total liabilities	3,526,280	3,549,699

Noncontrolling interests in the Operating Partnership	62,393	108,220

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,452,547 and 223,917,993 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	2,245	2,239
Additional paid-in capital	4,114,149	4,088,392
Accumulated other comprehensive loss	(531)	(570)
Accumulated deficit	(1,291,916)	(1,218,498)
Total CubeSmart shareholders’ equity	2,823,947	2,871,563
Noncontrolling interests in subsidiaries	16,179	18,597
Total equity	2,840,126	2,890,160
Total liabilities and equity	$6,428,799	$6,548,079

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES
Rental income	$216,133	$170,359	$424,504	$332,835
Other property related income	23,861	21,218	46,141	40,522
Property management fee income	8,670	7,670	16,584	14,731
Total revenues	248,664	199,247	487,229	388,088
OPERATING EXPENSES
Property operating expenses	73,472	63,751	144,039	124,979
Depreciation and amortization	79,046	54,139	161,603	107,949
General and administrative	13,725	11,560	28,250	22,476
Total operating expenses	166,243	129,450	333,892	255,404
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(23,055)	(19,112)	(45,879)	(38,346)
Loan procurement amortization expense	(959)	(1,012)	(1,916)	(2,047)
Equity in earnings of real estate ventures	680	316	974	336
Other	(493)	377	(9,656)	1,054
Total other expense	(23,827)	(19,431)	(56,477)	(39,003)
NET INCOME	58,594	50,366	96,860	93,681
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(379)	(1,768)	(671)	(3,317)
Noncontrolling interest in subsidiaries	143	154	324	120
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$58,358	$48,752	$96,513	$90,484

Basic earnings per share attributable to common shareholders	$0.26	$0.24	$0.43	$0.45
Diluted earnings per share attributable to common shareholders	$0.26	$0.24	$0.43	$0.45

Weighted average basic shares outstanding	224,960	201,414	224,812	200,293
Weighted average diluted shares outstanding	225,895	202,809	225,820	201,527

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

NET INCOME	$58,594	$50,366	$96,860	$93,681
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	58,614	50,386	96,900	93,721
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(379)	(1,769)	(672)	(3,319)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	143	154	324	120
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$58,378	$48,771	$96,552	$90,522

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(in thousands)

(unaudited)

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions paid to noncontrolling interests in subsidiaries							(2,033)	(2,033)
Issuance of common shares, net			(123)			(123)		(123)
Issuance of restricted shares	35
Conversion from units to shares	441	4	21,534			21,538		21,538	(21,538)
Exercise of stock options	40	1	1,225			1,226		1,226
Amortization of restricted shares			519			519		519
Share compensation expense			636			636		636
Adjustment for noncontrolling interests in the Operating Partnership					10,356	10,356		10,356	(10,356)
Net income (loss)					38,155	38,155	(181)	37,974	292
Other comprehensive income				19		19		19	1
Common share distributions ($0.43 per share)					(96,817)	(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,244	$4,112,183	$(551)	$(1,266,804)	$2,847,072	$16,383	$2,863,455	$75,991
Distributions paid to noncontrolling interests in subsidiaries							(61)	(61)
Issuance of common shares, net			(42)			(42)		(42)
Issuance of restricted shares	19	1				1		1
Amortization of restricted shares			1,373			1,373		1,373
Share compensation expense			635			635		635
Adjustment for noncontrolling interests in the Operating Partnership					13,349	13,349		13,349	(13,349)
Net income (loss)					58,358	58,358	(143)	58,215	379
Other comprehensive income				20		20		20
Common share distributions ($0.43 per share)					(96,819)	(96,819)		(96,819)	(628)
Balance at June 30, 2022	224,453	$2,245	$4,114,149	$(531)	$(1,291,916)	$2,823,947	$16,179	$2,840,126	$62,393

									Noncontrolling
			Additional	Accumulated Other		Total	Noncontrolling		Interests in the
	Common Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	(Loss) Income	Deficit	Equity	Subsidiaries	Equity	Partnership

Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions paid to noncontrolling interests in subsidiaries							(69)	(69)
Issuance of common shares, net	2,837	28	99,660			99,688		99,688
Issuance of restricted shares	32
Conversion from units to shares	55	1	1,912			1,913		1,913	(1,913)
Exercise of stock options	92	1	1,171			1,172		1,172
Amortization of restricted shares			705			705		705
Share compensation expense			609			609		609
Adjustment for noncontrolling interest in the Operating Partnership					(32,102)	(32,102)		(32,102)	32,102
Net income					41,732	41,732	34	41,766	1,549
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,350)	(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$2,004	$2,909,730	$(613)	$(1,033,519)	$1,877,602	$8,597	$1,886,199	$278,649
Contributions from noncontrolling interests in subsidiaries							5,104	5,104
Distributions paid to noncontrolling interests in subsidiaries							(38)	(38)
Issuance of common shares, net	1,046	11	42,418			42,429		42,429
Issuance of restricted shares	31
Conversion from units to shares	81	1	3,548			3,549		3,549	(3,549)
Exercise of stock options	189	2	4,073			4,075		4,075
Amortization of restricted shares			1,383			1,383		1,383
Share compensation expense			544			544		544
Adjustment for noncontrolling interest in the Operating Partnership					(63,025)	(63,025)		(63,025)	63,025
Net income (loss)					48,752	48,752	(154)	48,598	1,768
Other comprehensive income				19		19		19	1
Common share distributions ($0.34 per share)					(68,804)	(68,804)		(68,804)	(2,477)
Balance at June 30, 2021	201,769	$2,018	$2,961,696	$(594)	$(1,116,596)	$1,846,524	$13,509	$1,860,033	$337,417

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$96,860	$93,681
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	163,519	109,996
Non-cash portion of interest expense related to finance leases	(30)	199
Equity in earnings of real estate ventures	(974)	(336)
Equity compensation expense	4,505	4,043
Accretion of fair market value adjustment of debt	(551)	(1,120)
Changes in other operating accounts:
Other assets	(493)	(11,935)
Accounts payable and accrued expenses	18,602	19,439
Other liabilities	2,866	3,391
Net cash provided by operating activities	$284,304	$217,358
Investing Activities
Acquisitions of storage properties	(68,543)	(31,516)
Additions and improvements to storage properties	(17,612)	(18,506)
Development costs	(13,311)	(33,054)
Investment in real estate ventures	(10)	(11,749)
Cash distributed from real estate ventures	6,208	6,855
Proceeds from sale of real estate, net	43,193	—
Net cash used in investing activities	$(50,075)	$(87,970)
Financing Activities
Proceeds from:
Revolving credit facility	295,330	422,756
Principal payments on:
Revolving credit facility	(336,330)	(515,956)
Mortgage loans and notes payable	(1,204)	(45,217)
Proceeds from issuance of common shares, net	(164)	142,117
Cash paid upon vesting of restricted shares	(1,342)	(802)
Exercise of stock options	1,226	5,247
Contributions from noncontrolling interests in subsidiaries	—	1,731
Distributions paid to noncontrolling interests in subsidiaries	(2,094)	(107)
Distributions paid to common shareholders	(193,419)	(135,722)
Distributions paid to noncontrolling interests in Operating Partnership	(1,446)	(3,437)
Net cash used in financing activities	$(239,443)	$(129,390)
Change in cash, cash equivalents and restricted cash	(5,214)	(2)
Cash, cash equivalents and restricted cash at beginning of period	13,318	6,229
Cash, cash equivalents and restricted cash at end of period	$8,104	$6,227
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$40,686	$38,824
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(700)	$—
Accretion of put liability	$1,833	$4,889
Derivative valuation adjustment	$40	$40
Contributions from noncontrolling interests in subsidiaries	$—	$3,373

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,	December 31,
	2022	2021
	(unaudited)

ASSETS
Storage properties	$7,268,162	$7,183,494
Less: Accumulated depreciation	(1,174,746)	(1,085,824)
Storage properties, net (including VIE assets of $162,334 and $149,467, respectively)	6,093,416	6,097,670
Cash and cash equivalents	5,148	11,140
Restricted cash	2,956	2,178
Loan procurement costs, net of amortization	1,826	2,322
Investment in real estate ventures, at equity	114,527	119,751
Assets held for sale	2,315	49,313
Other assets, net	208,611	265,705
Total assets	$6,428,799	$6,548,079

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,770,280	$2,768,209
Revolving credit facility	168,900	209,900
Mortgage loans and notes payable, net	165,305	167,676
Lease liabilities - finance leases	65,771	65,801
Accounts payable, accrued expenses and other liabilities	217,040	199,985
Distributions payable	97,444	97,417
Deferred revenue	40,124	37,144
Security deposits	1,026	1,065
Liabilities held for sale	390	2,502
Total liabilities	3,526,280	3,549,699

Limited Partnership interests of third parties	62,393	108,220

Commitments and contingencies

Capital
Operating Partner	2,824,478	2,872,133
Accumulated other comprehensive loss	(531)	(570)
Total CubeSmart, L.P. capital	2,823,947	2,871,563
Noncontrolling interests in subsidiaries	16,179	18,597
Total capital	2,840,126	2,890,160
Total liabilities and capital	$6,428,799	$6,548,079

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

REVENUES
Rental income	$216,133	$170,359	$424,504	$332,835
Other property related income	23,861	21,218	46,141	40,522
Property management fee income	8,670	7,670	16,584	14,731
Total revenues	248,664	199,247	487,229	388,088
OPERATING EXPENSES
Property operating expenses	73,472	63,751	144,039	124,979
Depreciation and amortization	79,046	54,139	161,603	107,949
General and administrative	13,725	11,560	28,250	22,476
Total operating expenses	166,243	129,450	333,892	255,404
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(23,055)	(19,112)	(45,879)	(38,346)
Loan procurement amortization expense	(959)	(1,012)	(1,916)	(2,047)
Equity in earnings of real estate ventures	680	316	974	336
Other	(493)	377	(9,656)	1,054
Total other expense	(23,827)	(19,431)	(56,477)	(39,003)
NET INCOME	58,594	50,366	96,860	93,681
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	143	154	324	120
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	58,737	50,520	97,184	93,801
Operating Partnership interests of third parties	(379)	(1,768)	(671)	(3,317)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$58,358	$48,752	$96,513	$90,484

Basic earnings per unit attributable to common unitholders	$0.26	$0.24	$0.43	$0.45
Diluted earnings per unit attributable to common unitholders	$0.26	$0.24	$0.43	$0.45

Weighted average basic units outstanding	224,960	201,414	224,812	200,293
Weighted average diluted units outstanding	225,895	202,809	225,820	201,527

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

NET INCOME	$58,594	$50,366	$96,860	$93,681
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	20	20	40	40
OTHER COMPREHENSIVE INCOME:	20	20	40	40
COMPREHENSIVE INCOME	58,614	50,386	96,900	93,721
Comprehensive income attributable to Operating Partnership interests of third parties	(379)	(1,769)	(672)	(3,319)
Comprehensive loss attributable to noncontrolling interest in subsidiaries	143	154	324	120
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$58,378	$48,771	$96,552	$90,522

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CAPITAL

(in thousands)

(unaudited)

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Distributions to noncontrolling interests in subsidiaries					(2,033)	(2,033)
Issuance of common OP units, net		(123)		(123)		(123)
Issuance of restricted OP units	35
Conversion from OP units to shares	441	21,538		21,538		21,538	(21,538)
Exercise of OP unit options	40	1,226		1,226		1,226
Amortization of restricted OP units		519		519		519
OP unit compensation expense		636		636		636
Adjustment for Limited Partnership interests of third parties		10,356		10,356		10,356	(10,356)
Net income (loss)		38,155		38,155	(181)	37,974	292
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.43 per unit)		(96,817)		(96,817)		(96,817)	(628)
Balance at March 31, 2022	224,434	$2,847,623	$(551)	$2,847,072	$16,383	$2,863,455	$75,991
Distributions to noncontrolling interests in subsidiaries					(61)	(61)
Issuance of common OP units, net		(42)		(42)		(42)
Issuance of restricted OP units	19	1		1		1
Amortization of restricted OP units		1,373		1,373		1,373
OP unit compensation expense		635		635		635
Adjustment for Limited Partnership interests of third parties		13,349		13,349		13,349	(13,349)
Net income (loss)		58,358		58,358	(143)	58,215	379
Other comprehensive income			20	20		20
Common OP unit distributions ($0.43 per unit)		(96,819)		(96,819)		(96,819)	(628)
Balance at June 30, 2022	224,453	$2,824,478	$(531)	$2,823,947	$16,179	$2,840,126	$62,393

	Number of			Total			Operating
	Common		Accumulated Other	CubeSmart	Noncontrolling		Partnership
	OP Units	Operating	Comprehensive	L.P.	Interests in	Total	Interest
	Outstanding	Partner	(Loss) Income	Capital	Subsidiaries	Capital	of Third Parties

Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Distributions to noncontrolling interests in subsidiaries					(69)	(69)
Issuance of common OP units, net	2,837	99,688		99,688		99,688
Issuance of restricted OP units	32
Conversion from OP units to shares	55	1,913		1,913		1,913	(1,913)
Exercise of OP unit options	92	1,172		1,172		1,172
Amortization of restricted OP units		705		705		705
OP unit compensation expense		609		609		609
Adjustment for Limited Partnership interests of third parties		(32,102)		(32,102)		(32,102)	32,102
Net income		41,732		41,732	34	41,766	1,549
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,350)		(68,350)		(68,350)	(2,504)
Balance at March 31, 2021	200,422	$1,878,215	$(613)	$1,877,602	$8,597	$1,886,199	$278,649
Contributions from noncontrolling interests in subsidiaries					5,104	5,104
Distributions to noncontrolling interests in subsidiaries					(38)	(38)
Issuance of common OP units, net	1,046	42,429		42,429		42,429
Issuance of restricted OP units	31
Conversion from OP units to shares	81	3,549		3,549		3,549	(3,549)
Exercise of OP unit options	189	4,075		4,075		4,075
Amortization of restricted OP units		1,383		1,383		1,383
OP unit compensation expense		544		544		544
Adjustment for Limited Partnership interests of third parties		(63,025)		(63,025)		(63,025)	63,025
Net income (loss)		48,752		48,752	(154)	48,598	1,768
Other comprehensive income			19	19		19	1
Common OP unit distributions ($0.34 per unit)		(68,804)		(68,804)		(68,804)	(2,477)
Balance at June 30, 2021	201,769	$1,847,118	$(594)	$1,846,524	$13,509	$1,860,033	$337,417

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$96,860	$93,681
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	163,519	109,996
Non-cash portion of interest expense related to finance leases	(30)	199
Equity in earnings of real estate ventures	(974)	(336)
Equity compensation expense	4,505	4,043
Accretion of fair market value adjustment of debt	(551)	(1,120)
Changes in other operating accounts:
Other assets	(493)	(11,935)
Accounts payable and accrued expenses	18,602	19,439
Other liabilities	2,866	3,391
Net cash provided by operating activities	$284,304	$217,358
Investing Activities
Acquisitions of storage properties	(68,543)	(31,516)
Additions and improvements to storage properties	(17,612)	(18,506)
Development costs	(13,311)	(33,054)
Investment in real estate ventures	(10)	(11,749)
Cash distributed from real estate ventures	6,208	6,855
Proceeds from sale of real estate, net	43,193	—
Net cash used in investing activities	$(50,075)	$(87,970)
Financing Activities
Proceeds from:
Revolving credit facility	295,330	422,756
Principal payments on:
Revolving credit facility	(336,330)	(515,956)
Mortgage loans and notes payable	(1,204)	(45,217)
Proceeds from issuance of common OP units	(164)	142,117
Cash paid upon vesting of restricted OP units	(1,342)	(802)
Exercise of OP unit options	1,226	5,247
Contributions from noncontrolling interests in subsidiaries	—	1,731
Distributions paid to noncontrolling interests in subsidiaries	(2,094)	(107)
Distributions paid to common OP unitholders	(194,865)	(139,159)
Net cash used in financing activities	$(239,443)	$(129,390)
Change in cash, cash equivalents and restricted cash	(5,214)	(2)
Cash, cash equivalents and restricted cash at beginning of period	13,318	6,229
Cash, cash equivalents and restricted cash at end of period	$8,104	$6,227
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$40,686	$38,824
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(700)	$—
Accretion of put liability	$1,833	$4,889
Derivative valuation adjustment	$40	$40
Contributions from noncontrolling interests in subsidiaries	$—	$3,373

See accompanying notes to the unaudited consolidated financial statements.

CUBESMART AND CUBESMART, L.P.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms “the Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of June 30, 2022, the Company owned (or partially owned and consolidated) self-storage properties located in 24 states throughout the United States and the District of Columbia that are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of June 30, 2022, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT”.

The Company typically experiences seasonal fluctuations in the occupancy levels of its stores, which are generally slightly higher during the summer months due to increased moving activity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting and, in the opinion of each of the Parent Company’s and Operating Partnership’s respective management, include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of financial position, results of operations and cash flows for each respective company for the interim periods presented in accordance with generally accepted accounting principles in the United States (“GAAP”). Accordingly, readers of this Quarterly Report on Form 10-Q should refer to the Parent Company’s and the Operating Partnership’s combined audited financial statements prepared in accordance with GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Parent Company’s and the Operating Partnership’s combined Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results of operations to be expected for any future period or the full year.

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

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04 – Reference Rate Reform (Topic 848), providing optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. In January 2021, the FASB issued ASU No. 2021-01 – Reference Rate Reform (Topic 848): Scope to clarify the guidance offered by Topic 848. ASU No. 2020-04 and ASU No. 2021-01 are applicable to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. This optional guidance may be applied prospectively as of January 1, 2020 through December 31, 2024. To date, the Company has not adopted the optional guidance and does not expect that any future adoption will have a material impact on the Company’s consolidated financial statements.

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

3. STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Land	$1,581,630	$1,565,463
Buildings and improvements	5,435,413	5,368,383
Equipment	137,380	129,531
Construction in progress	71,794	78,221
Right-of-use assets - finance leases	41,945	41,896
Storage properties	7,268,162	7,183,494
Less: Accumulated depreciation	(1,174,746)	(1,085,824)
Storage properties, net	$6,093,416	$6,097,670

The following table summarizes the Company’s acquisition and disposition activity of self-storage properties during the period January 1, 2021 through June 30, 2022.

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
			2	$55,000

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(2)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

(1)	Acquired by a consolidated joint venture in which the Company holds a 50% interest.

(2)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”). The Los Angeles Athletic Club was sold by the Company during the six months ended June 30, 2022. The California Yacht Club is classified as held for sale on the Company’s consolidated balance sheets as of June 30, 2022 (see note 4).

4. INVESTMENT ACTIVITY

2022 Acquisitions

During the six months ended June 30, 2022, the Company acquired two stores located in Maryland (1) and Texas (1) for an aggregate purchase price of $55.0 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $3.1 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2022 was approximately $0.3 million and $0.5 million, respectively.

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

Also, on April 28, 2022, the Company acquired land underlying a store owned by 191 IV CUBE LLC, an unconsolidated joint venture in which the Company holds a 20% ownership interest (see note 5). The purchase price for the land was $6.1 million, and the Company now serves as the lessor in a ground lease of the land to 191 IV CUBE LLC.

As of June 30, 2022, the Company had made a deposit of $0.2 million associated with one store that was under contract to be acquired for an acquisition price of $20.7 million (see note 17). The deposit is reflected in Other assets, net on the Company’s consolidated balance sheets.

2022 Dispositions

During the six months ended June 30, 2022, the Company sold the Los Angeles Athletic Club, which it purchased in December 2021 as part of the LAACO acquisition, for $44.0 million. No gain or loss was recognized in conjunction with the sale.

LAACO Acquisition

On December 9, 2021, the Company acquired all outstanding partnership units of LAACO, the owner of the Storage West Assets and, as a result, LAACO became a wholly-owned subsidiary of the Company. The 57 Storage West Assets are located in Arizona (17), California (20), Nevada (13) and Texas (7). Through its acquisition of LAACO, the Company also acquired a 50% interest in two separate unconsolidated joint ventures, each of which own one storage property in California (see note 5). In addition, through this acquisition, the Company also acquired the Club Operations, which included the Los Angeles Athletic Club (consisting of athletic facilities, food and beverage operations and a hotel) and the California Yacht Club (the “CYC”) (consisting of sports facilities, food and beverage operations and a marina). During the six months ended June 30, 2022, the Company sold the Los Angeles Athletic Club (see above). As of June 30, 2022, the CYC is classified as held for sale on the Company’s consolidated balance sheets.

The following summarizes the relevant components contemplated in the acquisition of LAACO:

Amount
(in thousands)
Costs contemplated:
Capitalized costs:
LAACO partnership units (1)	$1,648,426
Long-term debt assumed and repaid at closing	40,880
Payments to LAACO management (capitalized) (2)	16,807
Other transaction costs (3)	13,407
Total capitalized costs	$1,719,520
Payments and anticipated payments to LAACO management (expensed) (2)	25,144
Total costs contemplated	$1,744,664

Estimated fair value of Club Operations	$46,800

(1)	Represents the acquisition of all 167,557 outstanding partnership units for $9,838 per unit.

(2)	Upon the acquisition of LAACO, the Company assumed severance obligations payable to certain employees pursuant to pre-existing agreements. Based on the specific details of the arrangements, $16.8 million in costs were capitalized to the basis of the acquired properties while $25.1 million were considered post-combination compensation expenses. Of this $25.1 million, $14.8 million was included in the component of other income (expense) designated as other for the year ended December 31, 2021. Amounts of $1.1 and $10.3 million were included in the component of other income (expense) designated as other for the three and six months ended June 30, 2022, respectively.

(3)	Includes consulting fees, legal fees, and other costs.

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

Intangible assets (included above in Other assets, net) consisted of in-place leases, which aggregated to $109.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2022 was approximately $27.4 million and $54.8 million, respectively.

Other 2021 Acquisitions

During the year ended December 31, 2021, the Company also acquired eight additional stores located in Florida (1), Georgia (1), Illinois (1), Maryland (1), Nevada (1), New Jersey (1) and Pennsylvania (2) for an aggregate purchase price of approximately $140.8 million. In addition, a consolidated joint venture in which the Company holds a 50% interest acquired a store in Minnesota for a purchase price of $12.0 million (see note 13). In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.9 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the three and six months ended June 30, 2022 was approximately $2.9 million and $5.8 million, respectively.

2021 Dispositions

During the year ended December 31, 2021, the Company sold five properties located in Colorado (1), Nevada (1), North Carolina (2) and Texas (1) for an aggregate sales price of $43.8 million. In conjunction with the sales, the Company recorded gains that totaled $32.7 million.

Assets Held for Sale

As of June 30, 2022, the Company determined that the CYC met the criteria to be classified as held for sale. Accordingly, the assets and liabilities associated with the CYC have been categorized as held for sale within the Company’s consolidated balance sheets. As of June 30, 2022, the estimated fair value less selling costs of the CYC was greater than the carrying value of the CYC, and therefore no loss has been recorded in the current period.

Development Activity

As of June 30, 2022, the Company had investments in joint ventures to develop two self-storage properties located in New York. Construction for both projects is expected to be completed by the fourth quarter of 2023 (see note 13). As of June 30, 2022, development costs incurred to date for these projects totaled $59.1 million. Total construction costs for these projects are expected to be $84.1 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction and opened for operation the following stores during the period January 1, 2021 through June 30, 2022. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Vienna, VA (1)	1	Q2 2022	72%	$21,800
Newton, MA (2)	1	Q4 2021	100%	20,800
East Meadow, NY (3)	1	Q2 2021	100%	25,900
King of Prussia, PA	1	Q2 2021	70%	22,800
Arlington, VA (1)	1	Q1 2021	90%	26,400
	5			$117,700

(1)	Each of these stores are located adjacent to an existing consolidated joint venture store. Given this proximity, each of these stores has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes (see note 13).

(2)	During the fourth quarter of 2021, the Company, through a joint venture in which it owned a 90% interest that was previously consolidated, completed the construction of this store and it was opened for operation. On December 14, 2021, the Company acquired the 10% interest of the noncontrolling member in the venture that owned the store for $3.4 million. Prior to this transaction, the noncontrolling member’s interest in the venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest of $2.7 million was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. The $13.2 million related party loan extended by the Company to the venture that owned the store was repaid in conjunction with the Company’s acquisition of the noncontrolling member’s ownership interest.

(3)	This store was previously owned by a consolidated joint venture, in which the Company held a 51% ownership interest. On June 29, 2021, the noncontrolling member in the venture that owned the store put its 49% interest in the venture to the Company for $6.6 million in cash consideration.

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	June 30,	December 31,	June 30,	December 31,
Unconsolidated Real Estate Ventures	Interest	2022	2021	2022	2021
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$14,038	$14,225
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	21,333	21,536
191 V CUBE LLC ("HVP V") (2)	20%	6	5	15,160	16,080
191 IV CUBE Southeast LLC ("HVPSE") (3)	10%	14	14	4,418	4,541
191 IV CUBE LLC ("HVP IV") (4)	20%	28	28	21,328	23,223
CUBE HHF Northeast Venture LLC ("HHFNE") (5)	10%	13	13	1,202	1,291
CUBE HHF Limited Partnership ("HHF") (6)	50%	28	28	37,048	38,855
		91	90	$114,527	$119,751

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of June 30, 2022, this difference was $13.3 million and $19.8 million for Fontana and RCSS, respectively. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

(2)	The stores owned by HVP V are located in Florida (2), New Jersey (3) and New York (1). HVP V paid an aggregate of $176.9 million for these properties, of which $2.2 million was allocated to the value of the in-place leases. These acquisitions were funded through pro-rata contributions by the Company and its unaffiliated joint venture partner as well as by the venture’s secured term loan. The Company’s total contribution to HVP V related to these acquisitions was $22.7 million. As of June 30, 2022, HVP V had an outstanding $101.8 million secured term loan, which bears interest at SOFR plus 2.05% and matures on September 30, 2025 with an option to extend the maturity date through September 30, 2026, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(3)	The stores owned by HVPSE are located in Florida (2), Georgia (8) and South Carolina (4). HVPSE paid $135.3 million for these stores, of which $7.7 million was allocated to the value of the in-place leases. The acquisition was funded primarily through the venture’s $81.6 million secured term loan. The remainder of the purchase price was contributed pro-rata by the Company and its unaffiliated joint venture partner. The Company’s total contribution to HVPSE related to this portfolio acquisition was $5.6 million. The secured loan bears interest at LIBOR plus 1.60% and matures on March 19, 2023 with options to extend the maturity date through March 19, 2025, subject to satisfaction of certain conditions and payment of the extension fees as stipulated in the loan agreement.

(4)	The stores owned by HVP IV are located in Arizona (2), Connecticut (3), Florida (4), Georgia (2), Illinois (5), Maryland (2), Minnesota (1), Pennsylvania (1) and Texas (8). The Company’s total contribution to HVP IV in connection with these store acquisitions was $32.0 million. As of June 30, 2022, HVP IV had an outstanding $221.6 million secured loan, which bears interest at LIBOR plus 1.95% per annum, and matures on April 19, 2025.

(5)	The stores owned by HHFNE are located in Connecticut (3), Massachusetts (6), Rhode Island (2) and Vermont (2). The Company’s total contribution to HHFNE in connection with these store acquisitions was $3.8 million. As of June 30, 2022, HHFNE had an outstanding $45.0 million secured loan facility, which bears interest at LIBOR plus 1.20% per annum and matures on December 16, 2024.

(6)	The stores owned by HHF are located in North Carolina (1) and Texas (27). On October 5, 2021, HHF sold seven stores in Texas for an aggregate sales price of approximately $85.0 million. The venture recorded gains which aggregated to approximately $46.9 million in connection with the sale. As of June 30, 2022, HHF had an outstanding $105.0 million secured loan, which bears interest at a fixed rate of 2.58% per annum and matures on February 5, 2028.

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

The following is a summary of the financial position of the Ventures as of June 30, 2022 and December 31, 2021.

	June 30,	December 31,
	2022	2021

Assets	(in thousands)
Storage properties, net	$879,045	$850,250
Other assets	15,797	34,760
Total assets	$894,842	$885,010

Liabilities and equity
Debt	$549,189	$526,972
Other liabilities	21,913	14,500
Equity
CubeSmart	81,392	86,083
Joint venture partners	242,348	257,455
Total liabilities and equity	$894,842	$885,010

The following is a summary of results of operations of the Ventures for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Total revenues	$26,632	$21,240	$51,596	$40,063
Operating expenses	(11,238)	(9,492)	(21,981)	(18,097)
Other expenses	(124)	(854)	(238)	(851)
Interest expense, net	(3,601)	(2,673)	(7,453)	(6,208)
Depreciation and amortization	(9,540)	(9,008)	(19,928)	(17,720)
Net income (loss)	$2,129	$(787)	$1,996	$(2,813)
Company’s share of net income (loss)	$680	$316	$974	$336

6. OTHER ASSETS

Other assets are comprised of the following as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
	2022	2021

	(in thousands)
Intangible assets, net of accumulated amortization of $72,381 and $12,760	$50,617	$108,794
Accounts receivable, net	8,505	8,145
Prepaid property taxes	5,302	6,938
Prepaid property and casualty insurance	7,285	3,352
Amounts due from affiliates (see note 15)	17,952	15,417
Assets related to deferred compensation arrangements	55,524	60,297
Right-of-use assets - operating leases	50,029	54,741
Ground lease receivable	6,109	—
Other	7,288	8,021
Total other assets, net	$208,611	$265,705

7. UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2022	2021	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(12,628)	(13,455)
Less: Loan procurement costs, net	(17,092)	(18,336)
Total unsecured senior notes, net	$2,770,280	$2,768,209

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2022, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2022, borrowings under the Revolver had an effective interest rate of 2.89%. Additionally, as of June 30, 2022, $580.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2022, the Company was in compliance with all of its financial covenants related to the Amended and Restated Credit Facility.

9. MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	June 30,	December 31,	Effective	Maturity
Mortgage Loans and Notes Payable	2022	2021	Interest Rate	Date

	(in thousands)
Nashville V, TN	$2,177	$2,206	3.85%	Jun-23
New York, NY	29,007	29,340	3.51%	Jun-23
Annapolis I, MD	5,003	5,099	3.78%	May-24
Brooklyn XV, NY	15,259	15,423	2.15%	May-24
Long Island City IV, NY	12,426	12,580	2.15%	May-24
Long Island City II, NY	18,500	18,714	2.25%	Jul-26
Long Island City III, NY	18,508	18,723	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	155,180	156,385
Plus: Unamortized fair value adjustment	11,603	12,981
Less: Loan procurement costs, net	(1,478)	(1,690)
Total mortgage loans and notes payable, net	$165,305	$167,676

As of June 30, 2022 and December 31, 2021, the Company’s mortgage loans payable were secured by certain of its self-storage properties with net book values of approximately $446.4 million and $450.7 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of June 30, 2022 (in thousands):

2022	$1,221
2023	32,591
2024	32,329
2025	979
2026	33,760
2027 and thereafter	54,300
Total mortgage payments	155,180
Plus: Unamortized fair value adjustment	11,603
Less: Loan procurement costs, net	(1,478)
Total mortgage loans and notes payable, net	$165,305

10. ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2022.

June 30, 2022
(in thousands)
Beginning balance	$(575)
Reclassification of realized losses on interest rate swaps (1)	40
Ending balance	(535)
Less: portion included in noncontrolling interests in the Operating Partnership	4
Total accumulated other comprehensive loss included in equity	$(531)

(1)	See note 11 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its statement of operations realized and unrealized gains and losses with respect to the derivative. As of June 30, 2022 and December 31, 2021, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of its 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of twenty thousand dollars and forty thousand dollars of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during the three and six months ended June 30, 2022, respectively. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in the next 12 months.

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

There were no financial assets or liabilities carried at fair value as of June 30, 2022 or December 31, 2021.

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable and accounts payable approximate their respective carrying values at June 30, 2022 and December 31, 2021.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021

	(in thousands)
Carrying value	$3,104,485	$3,145,785
Fair value	2,786,986	3,256,128

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations at June 30, 2022 and December 31, 2021. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

13. NONCONTROLLING INTERESTS

Interests in Consolidated Joint Ventures

Noncontrolling interests in subsidiaries represent the ownership interests of third parties in the Company’s consolidated real estate ventures. The following table summarizes the Company’s consolidated joint ventures, each of which are accounted for as VIEs (dollars in thousands):

				CubeSmart
	Number		Date Opened /	Ownership	June 30, 2022
Consolidated Joint Ventures	of Stores	Location	Acquired (1)	Interest	Total Assets	Total Liabilities

					(in thousands)
Astoria Investors, LLC ("Astoria") (2)	1	Queens, NY	Q4 2023 (est.)	70%	$22,126	$7,521
CS 750 W Merrick Rd, LLC ("Merrick") (3)	1	Valley Stream, NY	Q3 2022 (est.)	51%	37,328	17,174
CS Vienna, LLC ("Vienna") (4)	1	Vienna, VA	Q2 2022	72%	32,712	21,308
CS Valley Forge Village Storage, LLC ("VFV") (5)	1	King of Prussia, PA	Q2 2021	70%	20,773	14,429
CS Lock Up Anoka, LLC ("Anoka") (6)	1	Anoka, MN	Q2 2021	50%	11,296	5,568
SH3, LLC ("SH3") (7)	1	Arlington, VA	Q2 2015/Q1 2021	90%	38,385	236
	6				$162,620	$66,236

(1)	All consolidated joint ventures were formed to develop, own and operate new stores with the exception of Anoka, which was formed to acquire an existing store that had commenced operations.

(2)	On August 17, 2021, the Company contributed $14.7 million in exchange for a 70% ownership interest in Astoria, which acquired land for future development of a self-storage property in Queens, NY for $20.0 million. As of June 30, 2022, the Company has funded $7.3 million of a $27.1 million related party loan commitment to Astoria, which is included in total liabilities within the table above. This loan and the related interest were eliminated for consolidation purposes.

(3)	The noncontrolling member of Merrick has the option to put its ownership interest in the venture to the Company for $17.1 million (the “Put Option”) within the two-year period after construction of the store is substantially complete (the “Put Option Period”). In the event the Put Option is not exercised, the Company has a one-year option to call the ownership interest of the noncontrolling member for $17.1 million, beginning twelve months after the end of the Put Option Period. The Company, at its sole discretion, may pay cash and/or issue OP Units in exchange for the noncontrolling member’s interest. The Company is accreting this liability during the development period and, as of June 30, 2022, has accrued $16.5 million. This amount is included in Accounts payable, accrued expenses and other liabilities on the Company’s consolidated balance sheets and in total liabilities within the table above.

(4)	On December 23, 2020, the Company and the noncontrolling member contributed a previously wholly-owned operating property (the “Vienna Operating Property”) and a parcel of land (the “Vienna Land”), respectively, to Vienna. The Vienna Operating Property and the Vienna Land are located in close proximity to each other in Vienna, VA. In June 2022, the members completed construction of a new store on the Vienna Land. Upon completion, the new store was combined with the Vienna Operating Property and is now operated by the venture as a single store. As of June 30, 2022, the Company has an outstanding loan of $17.0 million to Vienna, which was used to fund a portion of the construction costs for the new store. The loan is included in total liabilities within the table above. This loan and the related interest were eliminated for consolidation purposes.

(5)	The Company has a related party loan commitment to VFV that was used to fund a portion of the construction costs. As of June 30, 2022, the Company has an outstanding loan of $14.4 million to VFV, which is included in total liabilities within the table above. This loan and the related interest were eliminated for consolidation purposes.

(6)	On April 16, 2021, the Company contributed $3.4 million in exchange for a 50% ownership interest in Anoka, which acquired a self-storage property located in Minnesota for $12.0 million. In addition, as of June 30, 2022, the Company has funded $5.5 million of a $6.1 million related party loan commitment to Anoka, which is included in total liabilities within the table above. This loan and the related interest were eliminated for consolidation purposes.

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

Approximately 0.6% and 0.8% of the outstanding OP Units, as of June 30, 2022 and December 31, 2021, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership will record the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, 1,460,520 and 1,901,595 OP units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the quarter. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interest, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value at June 30, 2022 and December 31, 2021.

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

15. RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the three and six months ended June 30, 2022 totaled $1.4 million and $2.6 million, respectively compared to $1.2 million and $2.3 million, respectively, for the same periods in 2021.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These amounts consist of amounts due for management fees, payroll, and other store expenses. The amounts due to the Company were $18.0 million and $15.4 million as of June 30, 2022 and December 31, 2021, respectively, and are reflected in Other assets, net on the Company’s consolidated balance sheets. Additionally, as discussed in note 13, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $44.2 million and $32.4 million as of June 30, 2022 and December 31, 2021, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During both the three and six months ended June 30, 2022, the Company recognized fees associated with property transactions of $0.2 million. During the three and six months ended June 30, 2021, the Company recognized fees associated with property transactions of $0.5 million and $0.6 million, respectively. Property transaction fees are included in the component of other (expense) income designated as Other on the consolidated statements of operations.

In April 2022, the Company began serving as lessor in a ground lease related to land underlying an HVP IV property located in Texas (see note 4). During both the three and six months ended June 30, 2022, the Company recognized income associated with this ground lease of $0.1 million. No such income was recognized during the three or six months ended June 30, 2021. This income is included in the component of other (expense) income designated as Other on the consolidated statements of operations.

16. EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars and units in thousands, except per share amounts)
Net income	$58,594	$50,366	$96,860	$93,681
Noncontrolling interests in the Operating Partnership	(379)	(1,768)	(671)	(3,317)
Noncontrolling interest in subsidiaries	143	154	324	120
Net income attributable to the Company’s common shareholders	$58,358	$48,752	$96,513	$90,484

Weighted average basic shares outstanding	224,960	201,414	224,812	200,293
Share options and restricted share units	935	1,395	1,008	1,234
Weighted average diluted shares outstanding (1)	225,895	202,809	225,820	201,527

Basic earnings per share attributable to common shareholders	$0.26	$0.24	$0.43	$0.45
Diluted earnings per share attributable to common shareholders (2)	$0.26	$0.24	$0.43	$0.45

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(dollars and units in thousands, except per unit amounts)
Net income	$58,594	$50,366	$96,860	$93,681
Operating Partnership interests of third parties	(379)	(1,768)	(671)	(3,317)
Noncontrolling interest in subsidiaries	143	154	324	120
Net income attributable to common unitholders	$58,358	$48,752	$96,513	$90,484

Weighted average basic units outstanding	224,960	201,414	224,812	200,293
Unit options and restricted share units	935	1,395	1,008	1,234
Weighted average diluted units outstanding (1)	225,895	202,809	225,820	201,527

Basic earnings per unit attributable to common unitholders	$0.26	$0.24	$0.43	$0.45
Diluted earnings per unit attributable to common unitholders (2)	$0.26	$0.24	$0.43	$0.45

(1)	For the three and six months ended June 30, 2022, the Company declared cash dividends per common share/unit of $0.43 and $0.86, respectively. For the three and six months ended June 30, 2021, the Company declared cash dividends per common share/unit of $0.34 and $0.68, respectively.

(2)	The amount of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit was 0.3 million for both the three and six months ended June 30, 2022. There were no anti-dilutive options for the three and six months ended June 30, 2021.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An Operating Partnership unit may be redeemed for cash, or, at the Company’s option, common units on a one-for-one basis. Outstanding noncontrolling interest units in the Operating Partnership were 1,460,520 and 7,284,506 as of June 30, 2022 and 2021, respectively.

17. SUBSEQUENT EVENTS

Subsequent to June 30, 2022, the Company acquired a self-storage property located in Georgia for a purchase price of $20.7 million.

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of June 30, 2022 and December 31, 2021, we owned (or partially owned and consolidated) 609 and 607 self-storage properties, respectively. These properties totaled approximately 43.9 million and 43.6 million rentable square feet, respectively, as of such dates. As of June 30, 2022, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of June 30, 2022, we managed 680 stores for third parties (including 91 stores containing an aggregate of approximately 6.7 million rentable square feet as part of seven separate unconsolidated real estate ventures) bringing the total number of stores which we owned and/or managed to 1,289. As of June 30, 2022, we managed stores for third parties in the following 38 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 17%, 15%, 11% and 9%, respectively, of total revenues for the six months ended June 30, 2022.

Summary of Critical Accounting Policies and Estimates

Set forth below is a summary of the accounting policies and estimates that management believes are critical to the preparation of the unaudited consolidated financial statements included in this Report. Certain of the accounting policies used in the preparation of these unaudited consolidated financial statements are particularly important for an understanding of the financial position and results of operations presented in this Report. For additional discussion of the Company’s significant accounting policies, see note 2 to the Consolidated Financial Statements included in the Parent Company’s and Operating Partnership’s combined Annual Report on Form 10-K for the year ended December 31, 2021. These policies require the application of judgment and assumptions by management and, as a result, are subject to a degree of uncertainty. Due to this uncertainty, actual results could differ materially from estimates calculated and utilized by management.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the three and six months ended June 30, 2022 and 2021.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Stores classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell. The California Yacht Club and Los Angeles Athletic Club that we acquired through our acquisition of LAACO, Ltd. in December 2021 were classified as held for sale as of December 31, 2021. The Los Angeles Athletic Club was sold during the six months ended June 30, 2022. The California Yacht Club remains classified as held for sale as of June 30, 2022. There were no self-storage properties classified as held for sale as of June 30, 2022.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses), cash contributions, less distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of its ownership interest. Fair value is determined through various valuation techniques, including, but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the three and six months ended June 30, 2022 or 2021.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. The Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $33.1 million and $33.6 million as of June 30, 2022 and December 31, 2021, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the unaudited consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable periods presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of June 30, 2022, we owned 523 same-store properties and 86 non-same-store properties. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

Acquisition and Development Activities

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. The following table summarizes the change in the number of owned stores from January 1, 2021 through June 30, 2022:

	2022	2021

Balance - January 1	607	543
Stores acquired	1	—
Stores developed	—	1
Stores combined (1)	—	(1)
Balance - March 31	608	543
Stores acquired (2)	1	2
Stores developed	1	2
Stores combined (1)	(1)	—
Balance - June 30	609	547
Stores acquired		2
Stores sold		(4)
Balance - September 30		545
Stores acquired		62
Stores developed		1
Stores sold		(1)
Balance - December 31		607

(1)	On March 3, 2021 and June 21, 2022, we completed development of new stores located in Arlington, VA and Vienna, VA for approximately $26.4 million and $21.8 million, respectively. In each case, the developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, each developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

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

Comparison of the three months ended June 30, 2022 to the three months ended June 30, 2021 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2022	2021	Change	Change	2022	2021	2022	2021	2022	2021	Change	Change
REVENUES:
Rental income	$184,257	$161,307	$22,950	14.2%	$31,876	$9,052	$—	$—	$216,133	$170,359	$45,774	26.9%
Other property related income	7,731	7,170	561	7.8%	1,188	416	14,942	13,632	23,861	21,218	2,643	12.5%
Property management fee income	—	—	—	0.0%	—	—	8,670	7,670	8,670	7,670	1,000	13.0%
Total revenues	191,988	168,477	23,511	14.0%	33,064	9,468	23,612	21,302	248,664	199,247	49,417	24.8%

OPERATING EXPENSES:
Property operating expenses	52,646	51,384	1,262	2.5%	10,343	3,283	10,483	9,084	73,472	63,751	9,721	15.2%
NET OPERATING INCOME:	139,342	117,093	22,249	19.0%	22,721	6,185	13,129	12,218	175,192	135,496	39,696	29.3%

Store count	523	523			86	24			609	547
Total square footage	36,977	36,977			6,903	2,033			43,880	39,010
Period end occupancy	95.3%	96.0%			84.5%	71.7%			93.6%	94.7%
Period average occupancy	95.1%	95.4%
Realized annual rent per occupied sq. ft. (1)	$20.96	$18.30

Depreciation and amortization									79,046	54,139	24,907	46.0%
General and administrative									13,725	11,560	2,165	18.7%
Subtotal									92,771	65,699	27,072	41.2%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(23,055)	(19,112)	(3,943)	(20.6)%
Loan procurement amortization expense									(959)	(1,012)	53	5.2%
Equity in earnings of real estate ventures									680	316	364	115.2%
Other									(493)	377	(870)	(230.8)%
Total other expense									(23,827)	(19,431)	(4,396)	(22.6)%
NET INCOME									58,594	50,366	8,228	16.3%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(379)	(1,768)	1,389	78.6%
Noncontrolling interests in subsidiaries									143	154	(11)	(7.1)%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$58,358	$48,752	$9,606	19.7%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $170.4 million during the three months ended June 30, 2021 to $216.1 million for the three months ended June 30, 2022, an increase of $45.8 million, or 26.9%. The $23.0 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 14.5% as a result of higher rental rates for new and existing customers for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021. The remaining increase in rental income was primarily attributable to $22.8 million of additional rental income from the stores acquired and opened in 2021 and 2022 included in our non-same-store portfolio.

Other property related income increased from $21.2 million during the three months ended June 30, 2021 to $23.9 million for the three months ended June 30, 2022, an increase of $2.6 million, or 12.5%. The increase was primarily due to a $1.5 million increase in fee revenue as well as a $1.2 million increase in revenue related to customer storage protection plan participation at our owned and managed stores.

Operating Expenses

Property operating expenses increased from $63.8 million during the three months ended June 30, 2021 to $73.5 million for the three months ended June 30, 2022, an increase of $9.7 million, or 15.2%. The increase in property operating expenses on the same-store portfolio was primarily due to a $1.3 million increase in property taxes. The remainder of the increase was primarily attributable to $7.1 million of increased expenses associated with newly acquired and developed stores.

Depreciation and amortization increased from $54.1 million during the three months ended June 30, 2021 to $79.0 million for the three months ended June 30, 2022, an increase of $24.9 million, or 46.0%. This increase was primarily attributable to depreciation and amortization associated with newly acquired and developed stores.

General and administrative expenses increased from $11.6 million during the three months ended June 30, 2021 to $13.7 million for the three months ended June 30, 2022, an increase of $2.2 million, or 18.7%. This increase was primarily attributable to increased personnel expenses.

Other (Expense) Income

Interest expense on loans increased from $19.1 million during the three months ended June 30, 2021 to $23.1 million for the three months ended June 30, 2022, an increase of $3.9 million, or 20.6%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the three months ended June 30, 2022. To fund a portion of the Company’s growth, the average outstanding debt balance increased $0.91 billion to $3.16 billion during the three months ended June 30, 2022 as compared to $2.25 billion during the three months ended June 30, 2021. The weighted average effective interest rate on the Company’s outstanding debt for the three months ended June 30, 2022 and 2021 was 2.91% and 3.41%, respectively.

For the three months ended June 30, 2022, the component of other (expense) income designated as Other includes $1.1 million of transaction-related expenses comprised of severance costs associated with the acquisition of LAACO, Ltd. in December 2021. There were no such expenses for the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021 (in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2022	2021	Change	Change	2022	2021	2022	2021	2022	2021	Change	Change
REVENUES:
Rental income	$362,331	$315,381	$46,950	14.9%	$62,173	$17,454	$—	$—	$424,504	$332,835	$91,669	27.5%
Other property related income	14,935	13,354	1,581	11.8%	2,124	725	29,082	26,443	46,141	40,522	5,619	13.9%
Property management fee income	—	—	—	0.0%	—	—	16,584	14,731	16,584	14,731	1,853	12.6%
Total revenues	377,266	328,735	48,531	14.8%	64,297	18,179	45,666	41,174	487,229	388,088	99,141	25.5%

OPERATING EXPENSES:
Property operating expenses	103,853	101,168	2,685	2.7%	19,631	6,153	20,555	17,658	144,039	124,979	19,060	15.3%
NET OPERATING INCOME:	273,413	227,567	45,846	20.1%	44,666	12,026	25,111	23,516	343,190	263,109	80,081	30.4%

Store count	523	523			86	24			609	547
Total square footage	36,977	36,977			6,903	2,033			43,880	39,010
Period end occupancy	95.3%	96.0%			84.5%	71.7%			93.6%	94.7%
Period average occupancy	94.3%	94.5%
Realized annual rent per occupied sq. ft. (1)	$20.77	$18.05

Depreciation and amortization									161,603	107,949	53,654	49.7%
General and administrative									28,250	22,476	5,774	25.7%
Subtotal									189,853	130,425	59,428	45.6%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(45,879)	(38,346)	(7,533)	(19.6)%
Loan procurement amortization expense									(1,916)	(2,047)	131	6.4%
Equity in earnings of real estate ventures									974	336	638	189.9%
Other									(9,656)	1,054	(10,710)	(1,016.1)%
Total other expense									(56,477)	(39,003)	(17,474)	(44.8)%

NET INCOME									96,860	93,681	3,179	3.4%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(671)	(3,317)	2,646	79.8%
Noncontrolling interests in subsidiaries									324	120	204	170.0%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$96,513	$90,484	$6,029	6.7%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $332.8 million during the six months ended June 30, 2021 to $424.5 million for the six months ended June 30, 2022, an increase of $91.7 million, or 27.5%. The $47.0 million increase in same-store rental income was primarily due to higher rental rates. Realized annual rent per occupied square foot in our same-store portfolio increased 15.1% as a result of higher rental rates for new and existing customers for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021. The remaining increase in rental income was primarily attributable to $44.7 million of additional rental income from the stores acquired and opened in 2021 and 2022 included in our non-same-store portfolio.

Other property related income increased from $40.5 million during the six months ended June 30, 2021 to $46.1 million for the six months ended June 30, 2022, an increase of $5.6 million, or 13.9%. The increase was primarily due to a $2.8 million increase in fee revenue as well as a $2.6 million increase in revenue related to customer storage protection plan participation at our owned and managed stores.

Operating Expenses

Property operating expenses increased from $125.0 million during the six months ended June 30, 2021 to $144.0 million for the six months ended June 30, 2022, an increase of $19.1 million, or 15.3%. The $2.7 million increase in property operating expenses on the same-store portfolio was primarily due to a $1.9 million increase in property taxes. The remainder of the increase was primarily attributable to $13.5 million of increased expenses associated with newly acquired and developed stores.

Depreciation and amortization increased from $107.9 million during the six months ended June 30, 2021 to $161.6 million for the six months ended June 30, 2022, an increase of $53.7 million, or 49.7%. This increase was primarily attributable to depreciation and amortization associated with newly acquired and developed stores.

General and administrative expenses increased from $22.5 million during the six months ended June 30, 2021 to $28.3 million for the six months ended June 30, 2022, an increase of $5.8 million, or 25.7%. This increase was primarily attributable to increased personnel expenses.

Other (Expense) Income

Interest expense on loans increased from $38.3 million during the six months ended June 30, 2021 to $45.9 million for the six months ended June 30, 2022, an increase of $7.5 million, or 19.6%. The increase was attributable to a higher amount of outstanding debt partially offset by lower interest rates during the six months ended June 30, 2022. To fund a portion of the Company’s growth, the average outstanding debt balance increased $0.89 billion to $3.18 billion during the six months ended June 30, 2022 as compared to $2.29 billion during the six months ended June 30, 2021. The weighted average effective interest rate on the Company’s outstanding debt for the six months ended June 30, 2022 and 2021 was 2.88% and 3.40%, respectively.

For the six months ended June 30, 2022, the component of other (expense) income designated as Other includes $10.5 million of transaction-related expenses comprised primarily of severance costs associated with the acquisition of LAACO, Ltd. in December 2021. There were no such expenses for the six months ended June 30, 2021.

Cash Flows

Comparison of the six months ended June 30, 2022 to the six months ended June 30, 2021

A comparison of cash flow from operating, investing and financing activities for the six months ended June 30, 2022 and 2021 is as follows:

	Six Months Ended June 30,
Net cash provided by (used in):	2022	2021	Change

	(in thousands)

Operating activities	$284,304	$217,358	$66,946
Investing activities	$(50,075)	$(87,970)	$37,895
Financing activities	$(239,443)	$(129,390)	$(110,053)

Cash provided by operating activities increased from $217.4 million for the six months ended June 30, 2021 to $284.3 million for the six months ended June 30, 2022, reflecting an increase of $66.9 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2021 and 2022 and increased net operating income levels in the same-store portfolio in the 2022 period as compared to the corresponding 2021 period.

Cash used in investing activities decreased from $88.0 million for the six months ended June 30, 2021 to $50.1 million for the six months ended June 30, 2022, reflecting a decrease of $37.9 million. The change was primarily driven by a $43.2 million increase in net proceeds received from sale of real estate during the six months ended June 30, 2022, with no comparable cash inflows during the corresponding 2021 period. Additionally, development costs decreased by $19.7 million due to fewer development projects. The Company completed the development of five stores from January 1, 2021 to June 30, 2022 and began construction on one new store during the same time period. Also, investments in real estate ventures decreased $11.7 million primarily as a result of eight stores that were acquired by HVP IV (6) and HVP V (2) during the 2021 period compared to one acquisition by HVP V during the 2022 period primarily funded at the venture level. These changes were offset by an increase in cash used for acquisitions of storage properties. Cash used during the six months ended June 30, 2022 related to the acquisition of two stores and land for an aggregate purchase price of $68.6 million, while cash used during the six months ended June 30, 2021 related to the acquisition of two stores for an aggregate purchase price of $34.1 million.

Cash used in financing activities was $129.4 million for the six months ended June 30, 2021 compared to $239.4 million for the six months ended June 30, 2022, reflecting an increase of $110.1 million. This change was primarily the result of a $142.3 million decrease in proceeds received from the issuance of common shares as no shares were sold through our “at-the-market” program during the six months June 30, 2022. Additionally, cash distributions paid to common shareholders and noncontrolling interests in the Operating Partnership increased $57.7 million due to increases in the common dividend per share and number of shares outstanding. These changes were offset by a $52.2 million decrease in net revolving credit facility payments. Additionally, principal payments on mortgage loans decreased $44.0 million due to the repayment of two secured loans during the 2021 period with no comparable repayments during the 2022 period.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and dividends to shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. For the remainder of the 2022 fiscal year, we expect recurring capital expenditures to be approximately $4.0 million to $9.0 million, planned capital improvements and store upgrades to be approximately $3.0 million to $8.0 million and costs associated with the development of new stores to be approximately $3.0 million to $13.0 million. Our currently scheduled principal payments on our outstanding debt are approximately $1.2 million for the remainder of 2022.

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

As of June 30, 2022, we had approximately $5.1 million in available cash and cash equivalents. In addition, we had approximately $580.5 million of availability for borrowings under our Amended and Restated Credit Facility.

Unsecured Senior Notes

Our unsecured senior notes, which are issued by the Operating Partnership and guaranteed by the Parent Company, are summarized as follows (collectively referred to as the “Senior Notes”):

	June 30,	December 31,	Effective	Issuance	Maturity
Unsecured Senior Notes	2022	2021	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(12,628)	(13,455)
Less: Loan procurement costs, net	(17,092)	(18,336)
Total unsecured senior notes, net	$2,770,280	$2,768,209

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of June 30, 2022, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

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

As of June 30, 2022, borrowings under the Revolver had an effective interest rate of 2.89%. Additionally, as of June 30, 2022, $580.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of June 30, 2022, we were in compliance with all of the financial covenants under the Amended and Restated Credit Facility.

At-the-Market Equity Program

We maintain an “at-the-market” equity program that enables us to sell common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”).

We did not sell any common shares under the Equity Distribution Agreements during the six months ended June 30, 2022. As of June 30, 2022, 5.9 million common shares remained available for issuance under the Equity Distribution Agreements.

Recent Developments

Subsequent to June 30, 2022, we acquired a self-storage property located in Georgia for a purchase price of $20.7 million.

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

The following table presents a reconciliation of net income attributable to the Company’s common shareholders to FFO (and FFO, as adjusted) attributable to common shareholders and OP unitholders for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)
Net income attributable to the Company’s common shareholders	$58,358	$48,752	$96,513	$90,484

Add:
Real estate depreciation and amortization:
Real property	77,989	52,747	159,492	105,599
Company’s share of unconsolidated real estate ventures	2,368	2,014	4,906	3,887
Noncontrolling interests in the Operating Partnership	379	1,768	671	3,317
FFO attributable to common shareholders and OP unitholders	$139,094	$105,281	$261,582	$203,287

Add:
Loss on early repayment of debt (1)	—	133	—	556
Transaction-related expenses (2)	1,138	—	10,546	—
FFO, as adjusted, attributable to common shareholders and OP unitholders	$140,232	$105,414	$272,128	$203,843

Weighted average diluted shares outstanding	225,895	202,809	225,820	201,527
Weighted average diluted units outstanding	1,460	7,328	1,588	7,355
Weighted average diluted shares and units outstanding	227,355	210,137	227,408	208,882

(1)	For the three and six months ended June 30, 2021, loss on early repayment of debt relates to costs that are included in the Company's share of equity in earnings of real estate ventures.

(2)	For the three months ended June 30, 2022, transaction-related expenses represent severance expenses. For the six months ended June 30, 2022, transaction-related expenses include severance expenses ($10.3 million) and other transaction expenses ($0.2 million). Prior to our acquisition of LAACO, Ltd. on December 9, 2021, the predecessor company entered into severance agreements with certain employees, including members of their executive team. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. Transaction-related expenses are included in the component of other income (expense) designated as Other.

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

As of June 30, 2022, our consolidated debt consisted of $2.96 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of June 30, 2022, there were $168.9 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $1.7 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $1.7 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $151.5 million. If market rates of interest decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $159.1 million.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended June 30, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 - April 30	2,104	$53.27	N/A	3,000,000
May 1 - May 31	—	$—	N/A	3,000,000
June 1 - June 30	—	$—	N/A	3,000,000
Total	2,104	$53.27	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

ITEM 6. EXHIBITS

Exhibit No.	Exhibit Description

10.1	Form of Indemnification Agreement for Trustees and Executive Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2022.

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

The following CubeSmart and CubeSmart, L.P. financial information for the three months ended June 30, 2022 formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, and (iv) the Notes to Unaudited Consolidated Financial Statements, tagged as blocks of text. (filed herewith)

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

CUBESMART
(Registrant)

Date: August 5, 2022	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)

SIGNATURES OF REGISTRANT

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CUBESMART, L.P.
(Registrant)

Date: August 5, 2022	By:	/s/ Christopher P. Marr

Christopher P. Marr, Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2022	By:	/s/ Timothy M. Martin

Timothy M. Martin, Chief Financial Officer
(Principal Financial Officer)