Form 10-K
period 2022-12-31
CubeSmart; CubeSmart, L.P.
filed 2023-02-24
CIK 1298675, 1300485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

CubeSmart ⌧
CubeSmart, L.P. ⌧

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

CubeSmart	◻
CubeSmart, L.P.	◻

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

CubeSmart	◻
CubeSmart, L.P.	◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

CubeSmart	Yes	☐	No	☒
CubeSmart, L.P.	Yes	☐	No	☒

As of June 30, 2022, the last business day of CubeSmart’s most recently completed second fiscal quarter, the aggregate market value of common shares held by non-affiliates of CubeSmart was $9,588,612,808. As of February 22, 2023, the number of common shares of CubeSmart outstanding was 224,631,447.

As of June 30, 2022, the last business day of CubeSmart, L.P.’s most recently completed second fiscal quarter, the aggregate market value of the 1,460,520 units of limited partnership (the “OP Units”) held by non-affiliates of CubeSmart, L.P. was $62,393,414 based upon the last reported sale price of $42.72 per share on the New York Stock Exchange on June 30, 2022 of the common shares of CubeSmart, the sole general partner of CubeSmart, L.P. (For this computation, the market value of all OP Units beneficially owned by CubeSmart has been excluded.)

Documents incorporated by reference: Portions of the Proxy Statement for the 2023 Annual Meeting of Shareholders of CubeSmart to be filed subsequently with the SEC are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of CubeSmart (the “Parent Company” or “CubeSmart”) and CubeSmart, L.P. (the “Operating Partnership”). The Parent Company is a Maryland real estate investment trust (“REIT”), that owns its assets and conducts its operations through the Operating Partnership, a Delaware limited partnership, and subsidiaries of the Operating Partnership. The Parent Company, the Operating Partnership and their consolidated subsidiaries are collectively referred to in this report as the “Company”. In addition, terms such as “we”, “us”, or “our” used in this report may refer to the Company, the Parent Company and/or the Operating Partnership.

The Parent Company is the sole general partner of the Operating Partnership and, as of December 31, 2022, owned a 99.4% interest in the Operating Partnership. The remaining 0.6% interest consists of common units of limited partnership interest issued by the Operating Partnership to third parties in exchange for contributions of properties to the Operating Partnership. As the sole general partner of the Operating Partnership, the Parent Company has full and complete authority over the Operating Partnership’s day-to-day operations and management.

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

As of December 31, 2022, we owned (or partially owned and consolidated) 611 self-storage properties located in 24 states and in the District of Columbia containing an aggregate of approximately 44.1 million rentable square feet. As of December 31, 2022, approximately 90.3% of the rentable square footage at our owned stores was leased to approximately 377,000 customers, and no single customer represented a significant concentration of our revenues. As of December 31, 2022, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2022, we managed 668 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures) bringing the total number of stores we owned and/or managed to 1,279. As of December 31, 2022, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

Our self-storage properties are designed to offer affordable and easily-accessible storage space for our residential and commercial customers. Our customers rent storage cubes for their exclusive use, typically on a month-to-month basis. Additionally, some of our stores offer outside storage areas for vehicles and boats. Our stores are designed to accommodate both residential and commercial customers, with features such as wide aisles and load-bearing capabilities for large truck access. All of our stores have a storage associate available to assist our customers during business hours, and 334, or approximately 54.7%, of our owned stores have a manager who resides in an apartment at the store. Our customers can access their storage cubes during business hours, and some of our stores provide customers with 24-hour access through computer-controlled access systems. Our goal is to provide customers with the highest standard of physical attributes and service in the industry. To that end, 510, or approximately 83.5%, of our owned stores include climate-controlled cubes.

The Parent Company was formed in July 2004 as a Maryland REIT. The Parent Company owns its assets and conducts its business through the Operating Partnership, and its subsidiaries. The Parent Company controls the Operating Partnership as its sole general partner and, as of December 31, 2022, owned a 99.4% interest in the Operating Partnership. The Operating Partnership was formed in July 2004 as a Delaware limited partnership and has been engaged in virtually all aspects of the self-storage business, including the development, acquisition, management, ownership and operation of self-storage properties.

Acquisition and Disposition Activity

As of December 31, 2022 and 2021, we owned 611 and 607 stores, respectively, that contained an aggregate of 44.1 million and 43.6 million rentable square feet with occupancy levels of 90.3% and 92.0%, respectively. Additional information about our stores is included in Item 2 of this Report. The following is a summary of our 2022, 2021 and 2020 acquisition and disposition activity:

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(2)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750

(1)	Acquired by a consolidated joint venture in which we hold a 50% interest.

(2)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”). The Los Angeles Athletic Club was sold by the Company during the year ended December 31, 2022. The California Yacht Club is classified as held for sale on the Company's consolidated balance sheets as of December 31, 2022. See note 4 to our consolidated financial statements.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2022, 2021 and 2020, we owned (or partially owned and consolidated) 611, 607 and 543 self-storage properties and related assets, respectively. The following table summarizes the change in number of owned stores from January 1, 2020 through December 31, 2022:

	2022	2021	2020

Balance - January 1	607	543	523
Stores acquired	1	—	1
Stores developed	—	1	—
Stores combined (1)	—	(1)	—
Balance - March 31	608	543	524
Stores acquired (2)	1	2	2
Stores developed	1	2	1
Stores combined (1)	(1)	—	—
Balance - June 30	609	547	527
Stores acquired	1	2	—
Stores developed	1	—	—
Stores sold	—	(4)	—
Balance - September 30	611	545	527
Stores acquired	—	62	18
Stores developed	—	1	—
Stores combined (3)	—	—	(1)
Stores sold	—	(1)	(1)
Balance - December 31	611	607	543

(1)	On June 21, 2022 and March 3, 2021, we completed development of new stores located in Vienna, VA and Arlington, VA for approximately $21.8 million and $26.4 million, respectively. In each case, the developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, each developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	On November 10, 2020, we acquired a store located in Merritt Island, FL for approximately $3.9 million. The store acquired is located in near proximity to an existing wholly-owned store. Given their proximity to each other, the acquired store has been combined with the existing store in our store count, as well as for operational and reporting purposes.

Financing and Investing Activities

The following summarizes certain financing and investing activities during the year ended December 31, 2022:

●	Acquisition Activity. We acquired three wholly-owned stores located in Georgia (1), Maryland (1), and Texas (1) for an aggregate purchase price of approximately $75.7 million.

●	Development Activity. We completed construction of and opened for operation two joint venture development properties located in New York (1) and Virginia (1) for a total cost of $60.8 million. As of December 31, 2022, we had two joint venture development properties under construction located in New Jersey (1) and New York (1), which are expected to be completed by the second quarter of 2024. As of December 31, 2022, we had invested $22.7 million of an expected $57.1 million related to these two projects.

●	Unconsolidated Real Estate Venture Activity. 191 V CUBE LLC ("HVP V"), an existing unconsolidated real estate venture in which we own a 20% interest, acquired one store located in New Jersey for a purchase price of $33.2 million. We contributed $0.1 million towards this purchase, which was primarily funded by HVP V's secured term loan. 191 IV CUBE Southeast LLC (“HVPSE”), an existing unconsolidated real estate venture in which we own a 10% interest, sold all 14 of its stores for an aggregate sales price of $235.0 million. These stores were located in Florida (2), Georgia (8) and South Carolina (4). HVPSE recorded gains which aggregated to approximately $114.1 million in connection with the sale.

●	Credit Facility Amendment. On October 26, 2022, we amended and restated, in its entirety, our credit facility (the "Second Amended and Restated Credit Facility") which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over the Secured Overnight Financing Rate ("SOFR") and a 0.10% SOFR adjustment.

●	At-The-Market Equity Program Activity. Under our at-the-market equity program, we sold a total of 0.1 million common shares at an average sales price of $50.64 per share, resulting in net proceeds of $4.9 million for the year, after deducting offering costs. As of December 31, 2022, 5.8 million common shares remained available for sale under the program. We used the proceeds from the 2022 sales under the program to fund the acquisition and development of self-storage properties and for general corporate purposes.

Business Strategy

Our business strategy consists of several elements:

●	Maximize cash flow from our stores — We utilize our operating systems and experienced personnel to manage the balance between rental rates, discounts and physical occupancy with an objective of maximizing our rental revenue.

●	Acquire stores within targeted markets — During 2023, we intend to pursue selective acquisitions in markets that we believe have high barriers to entry, strong demographic fundamentals and demand for storage in excess of storage capacity. We believe the self-storage industry will continue to afford us opportunities for growth through acquisitions due to the highly fragmented composition of the industry. In the past, we have formed joint ventures with unaffiliated third parties, and in the future we may form additional joint ventures, to facilitate the funding of future developments or acquisitions.

●	Dispose of stores — During 2023, we intend to continue to evaluate opportunities to dispose of assets that have unattractive risk-adjusted returns. We intend to use proceeds from these transactions to fund acquisitions within targeted markets and for general corporate purposes.

●	Grow our third-party management business — We intend to pursue additional third-party management opportunities and to leverage our current platform to take advantage of consolidation in the industry. We plan to utilize our relationships with third-party owners to help source future acquisitions and other investment opportunities.

Investment and Market Selection Process

We maintain a disciplined and focused process in the acquisition and development of self-storage properties. Our investment committee is comprised of four senior officers who oversee our investment process. Our investment process involves six stages — identification, initial due diligence, economic assessment, investment committee approval (and when required, the approval of our Board of Trustees (the “Board”)), final due diligence and documentation. Through our investment committee, we intend to focus on the following criteria:

●	Targeted markets — Our targeted markets include areas where we currently maintain management that can be extended to additional stores, or where we believe that we can acquire a significant number of stores over time. We evaluate both the broader market and the immediate trade area, typically three miles around the store, for its ability to support above-average demographic growth. We seek to increase our presence primarily in areas with strong demographics and growth, including, but not exclusively limited to, major metropolitan regions within the United States.

●	Quality of store — We focus on self-storage properties that have good visibility, ease of access and are located near retail centers, which typically provide high traffic corridors and are generally located near residential communities and commercial customers.

●	Growth potential — We target acquisitions that offer growth potential through increased operating efficiencies and, in some cases, through additional leasing efforts, renovations or expansions. In addition to acquiring single stores, we seek to invest in portfolio acquisitions, including those offering significant potential for increased operating efficiency and economies of scale

Segment

We have one reportable segment: we own, operate, develop, manage and acquire self-storage properties.

Concentration

Our self-storage properties are located in major metropolitan areas as well as suburban areas and have numerous customers per store. No single customer represented a significant concentration of our 2022 revenues. Our stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of our total revenues for the year ended December 31, 2022. Our stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of our total revenues for the year ended December 31, 2021. Our stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9% and 8%, respectively, of our total revenues for the year ended December 31, 2020.

Seasonality

We typically experience seasonal fluctuations in occupancy levels at our stores, which are generally slightly higher during the summer months due to increased moving activity.

Financing Strategy

We maintain a capital structure that we believe is reasonable and prudent and that will enable us to have ample cash flow to cover debt service and make distributions to our shareholders. As of December 31, 2022, our debt to total market capitalization ratio (determined by dividing the carrying value of our total indebtedness by the sum of (a) the market value of the Parent Company’s outstanding common shares and units of the Operating Partnership held by third parties and (b) the carrying value of our total indebtedness) was approximately 24.8% compared to approximately 19.7% as of December 31, 2021. Our ratio of debt to the undepreciated cost of our total assets as of December 31, 2022 was approximately 39.6% compared to approximately 41.2% as of December 31, 2021. We expect to finance additional investments in self-storage properties through the most attractive sources of capital available at the time of the transaction, in a manner consistent with maintaining a strong financial position and future financial flexibility, subject to limitations on incurrence of indebtedness in our unsecured credit facilities and the indenture that governs our unsecured notes. These capital sources may include existing cash, borrowings under our revolving credit facility, additional secured or unsecured financings, sales of common or preferred shares of the Parent Company in public offerings or private placements, additional issuances of debt securities, issuances of common or preferred units in our Operating Partnership in exchange for contributed properties and formations of joint ventures. We also may sell stores that have unattractive risk-adjusted returns and use the sales proceeds to fund other acquisitions.

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

Insurance

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, and, in some cases, flood and environmental hazards, because such coverage is either not available or not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. Additionally, we use a combination of insurance products to provide risk mitigation for potential liabilities associated with automobiles, workers’ compensation, employment practices, general contractors, directors and officers, employee health-care benefits and personal injuries that might be sustained at our stores.

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

As of December 31, 2022, we employed 2,804 teammates, all within the United States. Of the total employees, approximately 89% were hourly and approximately 11% were salaried. We have no union presence or collective bargaining agreements. Our average teammate tenure as of December 31, 2022 was 3.63 years.

Company Culture and Teammate Experience

We measure our teammates’ experience each year through our Teammate Engagement Survey. In 2022, our annual engagement survey participation rate was 88%. Results are communicated within individual teams to share what we learned and discuss both the positive aspects about working at CubeSmart and where we have opportunities to improve. Leaders whose team engagement is below a certain threshold are provided with coaching and set goals for improvement. Of the teams we identified as having engagement below the applicable threshold in 2021, 73% moved above that threshold in 2022 as a result of our support and focus. In addition to the survey and our commitment to support teams who need it, we have ongoing conversations and commit to continuous improvement. Every CubeSmart teammate plays a role in building our company culture and making the experience working here the best it can be.

Teammate Development and Wellbeing

As part of our culture, we seek to help teammates grow with us and leverage their development both at CubeSmart and beyond. We believe in providing all teammates with training and development opportunities to succeed in their role. We plan, design and deliver training programs for all levels of the organization, from orientation and general job skills to enhancing leadership capabilities through skills trainings and mentoring. In 2022, we provided an average of 16 hours of training per teammate.

When recruiting new teammates, our talent management team engages with our store management teams and corporate leaders to identify a pool of potential candidates to serve our customers and deliver best-in-class customer service. We recruited, hired and trained 1,505 teammates during the year ended December 31, 2022. Teammate referrals were a significant source for the candidates we hired, accounting for 20% of our new teammates. Additionally, 446 teammates were promoted into new roles and/or transitioned into new positions to further their career development.

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

In April of 2022, we launched a program called Connections to help our teammates build relationships with others across the organization. Through this program, teammates are randomly paired and encouraged to make time for a brief meeting to learn about one another. As of December 31, 2022, 323 teammates were participating in this program.

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

As of December 31, 2022, of our total teammate population, 56% were female and 44% were male. Approximately 48% have self-identified as Black or African American, Hispanic or Latino, Asian, American Indian, or of two or more races. The average teammate age was 41.8; 36% of our teammates were 34 and younger while 40% of our teammates were 45 or older.

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

We have adopted and implemented an approach to identify and mitigate information security risks that we believe are commercially reasonable for real estate companies. We leverage the Center for Internet Security Critical Security Control Framework as the core of our governance program and include additional best practices from the Cloud Security Alliance, vendors, and other sources as necessary. Since January 1, 2020, we have not experienced any information security breaches that resulted in financial loss. We have insurance coverage designed to help us mitigate cyber risk exposure by offsetting costs involved with recovery and remediation after an information security breach or similar event. We regularly engage independent third parties to test our information security processes and systems as part of our overall enterprise risk management. We also regularly conduct information security training to ensure all employees, including those who may come into possession of confidential financial or personally identifiable information, are aware of information security risks and to enable them to take steps to mitigate such risks.

Available Information

We file registration statements, proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports with the SEC. You may obtain copies of these documents by accessing the SEC’s website at www.sec.gov. Our website address is www.cubesmart.com. You also can obtain on our website, free of charge, copies of our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports, after we electronically file such reports or amendments with, or furnish them to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Report.

Also available on our website, free of charge, are copies of our Code of Business Conduct and Ethics, our Corporate Governance Guidelines and the charters for each of the committees of our Board — the Audit Committee, the Corporate Governance and Nominating Committee and the Compensation Committee. Copies of each of these documents are also available in print free of charge, upon request by any shareholder. You can obtain copies of these documents by contacting Investor Relations at 5 Old Lancaster Road, Malvern, PA 19355 or by telephoning 610-535-5000.

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

We are susceptible to adverse developments in the markets in which we operate, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors. Our stores in New York, Florida, California and Texas accounted for approximately 16%, 15%, 11% and 9%, respectively, of our total 2022 revenues. As a result of this geographic concentration of our stores, we are particularly susceptible to adverse market conditions in these areas. Any adverse economic or real estate developments in these markets, or in any of the other markets in which we operate, or any decrease in demand for self-storage space resulting from the local business climate, could adversely affect our rental revenues, which could impair our ability to satisfy our debt service obligations and pay distributions to our shareholders.

Our business, financial condition, results of operations and share price have, and may in the future be, impacted by the COVID-19 pandemic and other potential future pandemics and such impact could be materially adverse.

Since the first quarter of 2020, the world has been impacted by the COVID-19 pandemic, which has resulted in global business disruptions and significant volatility in U.S. and international debt and equity markets. The extent to which the COVID-19 pandemic and any other potential future pandemics ultimately impact our business, results of operations, financial condition and share price will depend on numerous evolving factors, including, among others: the duration and scope of such pandemic; actions that have been and continue to be taken by governmental entities, individuals and businesses in response to such pandemic; the impact on economic activity from such pandemic and actions taken in response thereto; the impact on capital availability and costs of capital; the impact on our employees any other operational disruptions or difficulties we may face; and, the effect on our customers and their ability to make rental payments. Any of these events, individually or in aggregate, could have a material adverse impact on the Company’s business, financial condition, results of operations and share price.

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

The acquisition of new stores that lack operating history with us will make it more difficult to predict financial performance.

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

We intend to continue to develop self-storage properties where market conditions warrant such investment. Once made, these investments may not produce results in accordance with our expectations. Risks associated with development and construction activities include:

●	the unavailability of favorable financing sources in the debt and equity markets;
●	construction cost overruns, including on account of rising interest rates, diminished availability of materials and labor, and increases in the costs of materials and labor;
●	construction delays and failure to achieve target occupancy levels and rental rates, resulting in a lower than projected return on our investment;
●	complications (including building moratoriums and anti-growth legislation) in obtaining necessary zoning, occupancy and other governmental permits; and
●	unexpected, competitive development that is proposed or announced after our development activities have begun.

We depend on external sources of capital that are outside of our control; the unavailability of capital from external sources could adversely affect our ability to acquire or develop stores, satisfy our debt obligations and/or make distributions to shareholders.

We depend on external sources of capital to fund acquisitions and development, to satisfy our debt obligations and to make distributions to our shareholders required to maintain our status as a REIT, and these sources of capital may not be available on favorable terms, if at all. Our access to external sources of capital depends on a number of factors, including general market conditions, the market’s perception of our growth potential, our current and potential future earnings, our cash flow and our ability to continue to qualify as a REIT for federal income tax purposes. If we are unable to obtain external sources of capital, we may not be able to acquire or develop properties when strategic opportunities exist, satisfy our debt obligations, make distributions to shareholders that would permit us to qualify as a REIT or avoid paying tax on our REIT taxable income.

If we are unable to promptly re-lease our cubes or if the rates upon such re-letting are significantly lower than expected, our business and results of operations would be adversely affected.

We derive revenues principally from rents received from customers who rent cubes at our self-storage properties under month-to-month leases. Any delay in re-leasing cubes as vacancies arise would reduce our revenues and harm our operating results. In addition, lower than expected rental rates upon re-leasing could adversely affect our revenues and impede our growth.

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

If our competitors build new stores that compete with our stores or offer space at rental rates near or below the rental rates we currently charge our customers, we may lose potential customers, and we may be pressured to reduce our rental rates below those we currently charge in order to retain customers when our customers’ leases expire. As a result, our financial condition, cash flow, cash available for distribution, market price of our shares and ability to satisfy our debt service obligations could be materially adversely affected. In addition, increased competition for customers may require us to make capital improvements to our stores that we would not have otherwise made. Any unbudgeted capital improvements we undertake may reduce cash available for distributions to our shareholders or for satisfaction of our debt service obligations.

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

We carry comprehensive liability, fire, casualty, extended coverage and rental loss insurance covering all of the properties in our portfolio. We also carry environmental insurance coverage on certain stores in our portfolio. We believe the policy specifications and insured limits are appropriate and adequate given the relative risk of loss, the cost of the coverage and industry practice. We do not carry insurance for losses such as loss from civil unrest, riots, war or acts of God, and, in some cases, flood and environmental hazards, because such coverage is either not available or is not available at commercially reasonable rates. Some of our policies, such as those covering losses due to terrorism, hurricanes, floods and earthquakes, are insured subject to limitations involving large deductibles or co-payments and policy limits that may not be sufficient to cover losses. In particular, certain of our stores are located in areas that are prone to or at risk of flooding, including coastal flooding, and some of our stores have been previously damaged or otherwise impacted by hurricanes and other flooding events. Climate change may result in more frequent severe weather events, potential changes in precipitation patterns and extreme variability in weather patterns, which may affect those stores in areas prone to or at risk of flooding. If we experience a loss at a store that is uninsured or that exceeds policy limits, we could lose the capital invested in that store as well as the anticipated future cash flows from that store. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make it impractical or undesirable to use insurance proceeds to replace a store after it has been damaged or destroyed. In addition, if the damaged stores are subject to recourse indebtedness, we would continue to be liable for the indebtedness, even if these stores were irreparably damaged.

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

Certain of our stores serve as collateral for our mortgage-backed debt, some of which we assumed in connection with our acquisition of stores and requires us to maintain insurance, deductibles, retentions and other policy terms at levels that may not be commercially reasonable in the current insurance environment. We may be unable to obtain required insurance coverage if the cost and/or availability make it impractical or impossible to comply with debt covenants. If we cannot comply with a lender’s requirements, the lender could declare a default, which could affect our ability to obtain future financing and have a material adverse effect on our results of operations and cash flows and our ability to obtain future financing. In addition, we may be required to self-insure against certain losses or our insurance costs may increase.

Potential liability for environmental contamination could result in substantial costs.

We are subject to federal, state and local environmental laws, ordinances and regulations that apply generally to the ownership of real property and the operation of self-storage properties. If we fail to comply with those laws, ordinances and regulations, we could be subject to significant fines or other governmental sanctions.

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

Our practice is to conduct or obtain environmental assessments in connection with the acquisition or development of additional stores. We carry environmental insurance coverage on certain stores in our portfolio. We obtain or examine environmental assessments from qualified and reputable environmental consulting firms (and intend to conduct such assessments prior to the acquisition or development of additional stores). The environmental assessments received to date have not revealed, nor do we have actual knowledge of, any environmental liability that we believe will have a material adverse effect on us. However, we cannot assure that our environmental assessments have identified or will identify all material environmental conditions, that any prior owner of any property did not create a material environmental condition not actually known to or discoverable by us, that environmental conditions on neighboring properties will not have an impact on any of our properties, or that a material environmental condition does not otherwise exist with respect to any of our properties.

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

We are increasingly dependent upon automated information technology processes and internet commerce, and many of our new customers come from the telephone or over the internet. Moreover, the nature of our business involves the receipt and retention of personal information about our customers. We also rely extensively on third-party vendors to retain data, process transactions and provide other systems and services. These systems, and our systems, are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, malware, ransomware and other destructive or disruptive security breaches and catastrophic events, such as a natural disaster or a terrorist event or cyber-attack. In addition, experienced computer programmers and hackers may be able to penetrate our security systems and misappropriate or make unavailable to us our confidential information, create system disruptions or cause shutdowns. Such data security breaches as well as system disruptions and shutdowns could result in additional costs to repair or replace such networks or information systems and possible legal liability, including government enforcement actions and private litigation. In addition, our customers could lose confidence in our ability to protect their personal information, which could cause them to discontinue leasing at our stores.

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

Our rental revenues, operating costs and the value of our real estate assets, and consequently the value of our securities, are subject to the risk that if our stores do not generate revenues sufficient to meet our operating expenses, including debt service and capital expenditures, our cash flow and ability to pay distributions to our shareholders will be adversely affected. Events or conditions beyond our control that may adversely affect our operations or the value of our properties include but are not limited to:

●	downturns in the national, regional and local economic climate;
●	local or regional oversupply, increased competition or reduction in demand for self-storage space;
●	vacancies or changes in market rents for self-storage space;
●	inability to collect or delay in collecting rent from customers;
●	increased operating costs, including maintenance, personnel, insurance premiums, customer acquisition costs and real estate taxes;

●	changes in interest rates and availability of financing;
●	hurricanes, earthquakes and other natural disasters, civil disturbances, terrorist acts or acts of war that may result in uninsured or underinsured losses;
●	significant expenditures associated with acquisitions and development projects, such as debt service payments, real estate taxes, insurance and maintenance costs which are generally not reduced when circumstances cause a reduction in revenues from a property;
●	costs of complying with changes in laws and governmental regulations, including those governing usage, zoning, the environment and taxes; and
●	the relative illiquidity of real estate investments.

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

Real estate property investments generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that may otherwise be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, which may adversely affect our financial position.

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

If we fail to qualify as a REIT for federal income tax purposes, and are unable to avail ourselves of certain savings provisions set forth in the Internal Revenue Code, we would be subject to federal income tax at regular corporate rates on all of our income. As a taxable corporation, we would not be allowed to take a deduction for distributions to shareholders in computing our taxable income or pass through long-term capital gains to individual shareholders at favorable rates. We also could be subject to increased state and local taxes. We would not be able to elect to be taxed as a REIT until the fifth taxable year that begins after the taxable year we first failed to qualify unless the IRS were to grant us relief under certain statutory provisions. If we failed to qualify as a REIT, we would have to pay significant income taxes, which would reduce our net earnings available for investment or distribution to our shareholders. This likely would have a significant adverse effect on our earnings and likely would adversely affect the value of our securities. In addition, we would no longer be required to pay any distributions to shareholders.

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

Because we are organized and qualify as a REIT, we are generally not subject to federal income taxes, but are subject to certain state and local taxes. Certain entities through which we own real estate either have undergone, or are currently undergoing, tax audits. Although we believe that we have substantial arguments in favor of our positions in audits, in some instances there may be no controlling precedent or interpretive guidance on the specific point at issue. Collectively, tax deficiency notices received to date from the jurisdictions conducting the ongoing audits have not been material. However, there can be no assurance that future audits will not occur with increased frequency or that the ultimate result of such audits will not have a material adverse effect on our results of operations.

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

Partnership tax audit rules could have a material adverse effect on us.

Under the rules applicable to U.S. federal income tax audits of partnerships, subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto could be assessed and collected, at the partnership level. Absent available elections, it is possible that the Operating Partnership, and any other partnership in which we directly or indirectly invest, could be required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of a partnership, could be required to bear the economic burden of those taxes, interest, and penalties even though we may not otherwise have been required to pay additional taxes had we owned the assets of these partnerships directly. There can be no assurance that these rules will not have a material adverse effect on us.

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

From time to time, domestic financial markets experience volatility and uncertainty. At times in recent years liquidity has tightened in the domestic financial markets, including the investment grade debt and equity capital markets from which we historically sought financing. Consequently, there is greater uncertainty regarding our ability to access the credit markets in order to attract financing on reasonable terms, and there can be no assurance that we will be able to continue to issue common or preferred equity securities at a reasonable price. Our ability to finance new acquisitions and refinance future debt maturities could be adversely impacted by our inability to secure financing on reasonable terms, if at all.

The terms and covenants relating to our indebtedness could adversely impact our financial performance.

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

The loss of key personnel, including our on-site personnel, or difficulties we encounter in hiring, training and retaining personnel, including skilled field personnel, may adversely affect our rental revenues.

Our performance depends on our ability to recruit and retain high-quality employees, both in our stores, in our sales staff and in our corporate headquarters. Our ability to attract and retain corporate, sales, store and other personnel is also acutely impacted in markets where the competition for a relatively small number of qualified employees is intense. Furthermore, we have experienced, and could continue to experience, a shortage of labor for certain positions, including due to market trends and conditions such as continued concerns around the COVID-19 pandemic, the availability of new telecommuting employment options and other factors, which could decrease the pool of available qualified talent for key functions.

As of December 31, 2022, we had 2,332 property-level personnel involved in the management and operation of our stores. The customer service, marketing skills and knowledge of local market demand and competitive dynamics of our store managers are contributing factors to our ability to maximize our rental income and to achieve the highest sustainable rent levels at each of our stores.

Competitive pressures and the impact of inflation may require that we enhance our pay and benefits package to compete effectively for such personnel. If there is an increase in these costs or if we fail to attract and retain qualified and skilled personnel, our business and operating results could be adversely affected.

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

The market price of our common shares has been subject to fluctuation and may continue to fluctuate or decline. Between January 1, 2020 and December 31, 2022, the closing price per share of our common shares has ranged from a high of $57.02 (on December 30, 2021) to a low of $20.85 (on March 23, 2020). In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. If our share price is volatile, we may become the target of securities litigation, which could result in substantial costs and divert our management’s attention and resources from our business.

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

Terrorist attacks at or against our stores, our interests or the United States, may negatively impact our operations and the value of our securities. Attacks, armed conflicts or active-shooter situations could negatively impact the demand for self-storage and increase the cost of insurance coverage for our stores, which could reduce our profitability and cash flow. Furthermore, any terrorist attacks, armed conflicts or active-shooter situations could result in increased volatility in or damage to the United States and worldwide financial markets and economy.

Environmental, social and governance (“ESG”) issues, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and damage our reputation.

Companies across all industries are facing increasing scrutiny relating to their ESG policies. Concern over climate change may result in new or increased legal and regulatory requirements. Increased regulatory requirements related to environmental causes, and related ESG disclosure rules, including the SEC’s recent disclosure proposal on climate change, may result in increased compliance costs or increased energy and other costs.

In addition to environmental issues, these constituencies are also focused on social and other governance issues, including matters such as human capital and social issues. We have established several policies and procedures related to diversity, equity and inclusion as part of our ESG initiative. Our initiatives also extend from individuals to entire communities, including those we serve.

Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environmental, social, or governance issues, or to effectively respond to new, or changes in, legal or regulatory requirements concerning ESG matters, or increased operating costs due to increased regulation or environmental causes could adversely affect our business, financial condition, results of operations, access to capital and reputation and increase our risk of litigation.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2022, we owned 611 self-storage properties that contain approximately 44.1 million rentable square feet and are located in 24 states and the District of Columbia. The following table sets forth summary information regarding our stores by state as of December 31, 2022.

			Total	% of Total
	Number of	Number of	Rentable	Rentable	Ending
State	Stores	Units	Square Feet	Square Feet	Occupancy

Florida	90	65,171	6,796,098	15.4%	92.5%
Texas	76	46,909	5,446,871	12.3%	91.8%
California	63	45,131	4,765,486	10.8%	91.4%
New York	59	83,893	4,742,378	10.8%	90.5%
Arizona	48	28,180	3,089,826	7.0%	86.3%
Illinois	43	25,916	2,760,969	6.3%	92.2%
New Jersey	28	20,479	1,983,356	4.5%	90.9%
Nevada	22	14,645	1,702,416	3.9%	86.9%
Maryland	20	17,319	1,683,821	3.8%	92.3%
Georgia	22	14,082	1,657,378	3.8%	87.4%
Ohio	20	11,130	1,294,303	2.9%	91.3%
Massachusetts	20	13,035	1,252,577	2.8%	86.2%
Connecticut	22	10,781	1,200,002	2.7%	92.7%
Virginia	11	11,076	1,060,480	2.4%	80.1%
Pennsylvania	12	9,051	890,385	2.0%	82.3%
Tennessee	9	5,699	755,655	1.7%	91.3%
Colorado	10	5,544	654,252	1.5%	90.9%
North Carolina	9	5,348	611,792	1.4%	91.7%
South Carolina	8	3,879	432,389	1.0%	91.6%
Washington D.C.	5	5,321	410,676	0.9%	90.5%
Rhode Island	4	2,037	247,305	0.6%	90.6%
Utah	4	2,351	239,388	0.5%	90.4%
New Mexico	3	1,694	182,261	0.4%	90.9%
Minnesota	2	1,828	176,296	0.4%	85.1%
Indiana	1	583	70,386	0.2%	94.2%
Total/Weighted average	611	451,082	44,106,746	100.0%	90.3%

We have grown by adding stores to our portfolio through acquisitions and development. The tables set forth below show the ending occupancy, annual rent per occupied square foot and total revenues related to our stores owned as of December 31, 2022, and for each of the previous three years, grouped by the year during which we first owned or operated the store.

Stores by Year Acquired/Developed– Ending Occupancy

		Rentable	Ending Occupancy
Year Acquired/Developed (1)	# of Stores	Square Feet	2022	2021	2020

2019 and earlier	516	36,571,449	91.8%	92.9%	92.7%
2020	21	1,851,162	89.3%	87.6%	83.7%
2021	69	5,160,761	83.3%	87.5%	—
2022	5	523,374	55.5%	—	—
All stores owned as of December 31, 2022	611	44,106,746	90.3%	92.0%	92.3%

Stores by Year Acquired/Developed - Annual Rent Per Occupied Square Foot (2)

		Annual Rent per Square Foot
Year Acquired/Developed (1)	# of Stores	2022	2021	2020

2019 and earlier	516	$22.35	$19.79	$17.89
2020	21	30.62	29.21	26.62
2021	69	20.99	19.71	—
2022	5	23.42	—	—
All stores owned as of December 31, 2022	611	$22.44	$20.00	$18.10

Stores by Year Acquired/Developed - Total Revenues (dollars in thousands)

		Total Revenues
Year Acquired/Developed (1)	# of Stores	2022	2021	2020

2019 and earlier	516	$805,699	$717,630	$630,750
2020	21	53,194	46,822	4,337
2021	69	96,047	8,668	—
2022	5	4,436	—	—
All stores owned as of December 31, 2022	611	$959,376	$773,120	$635,087
(1)	Represents the year acquired/developed for those stores we acquired from a third party or the year placed in service for those stores we developed.

(2)	Determined by dividing the aggregate rental revenue for each twelve-month period by the average of the month-end occupied square feet for the period. Rental revenue includes the impact of promotional discounts, which reduce rental income over the promotional period, of $19.2 million, $19.7 million and $15.3 million for the periods ended December 31, 2022, 2021 and 2020, respectively.

Unconsolidated Real Estate Ventures

As of December 31, 2022, we held ownership interests ranging from 10% to 50% in seven unconsolidated real estate ventures for an aggregate investment carrying value of $106.0 million. We hold interests in these real estate ventures with unaffiliated third parties to acquire, own and operate self-storage properties in select markets. As of December 31, 2022, one of these unconsolidated joint ventures did not own any self-storage properties, while the other six unconsolidated real estate ventures owned a total of 77 self-storage properties that contained an aggregate of approximately 5.6 million net rentable square feet. The self-storage properties owned by these real estate ventures are managed by us and are located in Arizona (2), California (2), Connecticut (6), Florida (6), Georgia (2), Illinois (5), Maryland (2), Massachusetts (6), Minnesota (1), New Jersey (3), New York (1), North Carolina (1), Pennsylvania (1), Rhode Island (2), Texas (35) and Vermont (2).

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

Capital Expenditures

We have a capital improvement program that covers office upgrades, addition of climate control to select cubes, construction of parking areas and other store upgrades. For 2023, we anticipate spending approximately $11.0 million to $16.0 million associated with these capital expenditures. For 2023, we also anticipate spending approximately $15.0 million to $20.0 million on recurring capital expenditures and approximately $20.0 million to $30.0 million on the development of new self-storage properties.

ITEM 3.  LEGAL PROCEEDINGS

To our knowledge, no legal proceedings are pending against us, other than routine actions and administrative proceedings, and other actions not deemed material, and which, in the aggregate, are not expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Repurchase of Parent Company Common Shares

The following table provides information about repurchases of the Parent Company’s common shares during the three months ended December 31, 2022:

	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

October 1 - October 31	364	$40.06	N/A	3,000,000
November 1 - November 30	121	$40.17	N/A	3,000,000
December 1 - December 31	—	$—	N/A	3,000,000
Total	485	$40.09	N/A	3,000,000

(1)	Represents common shares withheld by the Parent Company upon the vesting of restricted shares to cover employee tax obligations.

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

Market Information for and Holders of Record of Common Shares

As of December 31, 2022, there were 155 registered record holders of the Parent Company’s common shares and 21 holders (other than the Parent Company) of the Operating Partnership’s common units. These amounts do not include common shares held by brokers and other institutions on behalf of shareholders. The Parent Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol CUBE. There is no established trading market for units of the Operating Partnership.

Tax Characterization of Distributions

Since our initial quarter as a publicly-traded REIT, we have made regular quarterly distributions to our shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as a capital gain or may constitute a tax-free return of capital. Annually, we provide each of the Parent Company’s common shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Parent Company’s dividends for 2022 consisted of an 88.7377% ordinary income distribution and an 11.2623% capital gain distribution.

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

Recent Sales of Unregistered Equity Securities and Use of Proceeds

Recent Sales of Operating Partnership Unregistered Equity Securities

None.

Share Performance Graph

The SEC requires us to present a chart comparing the cumulative total shareholder return, assuming reinvestment of dividends, on our common shares with the cumulative total shareholder return of (i) a broad equity index and (ii) a published industry or peer group index. The following chart compares the yearly cumulative total shareholder return for our common shares with the cumulative shareholder return of companies on (i) the S&P 500 Index, (ii) the Russell 2000 Index and (iii) the FTSE NAREIT All Equity REIT Index as provided by NAREIT for the period beginning December 31, 2017 and ending December 31, 2022.

Total Return Performance
CubeSmart
S&P 500 Index
Russell 2000 Index
FTSE NAREIT All Equity REITs Index
Index Value
250
200
150
100
50
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22

	For the year ended December 31,
Index	2017	2018	2019	2020	2021	2022
CubeSmart	100.00	103.42	118.02	131.79	230.09	169.55
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
FTSE NAREIT All Equity REIT Index	100.00	95.96	123.46	117.14	165.51	124.22

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

Overview

We are an integrated self-storage real estate company, and as such we have in-house capabilities in the operation, design, development, leasing, management and acquisition of self-storage properties. The Parent Company’s operations are conducted solely through the Operating Partnership and its subsidiaries. The Parent Company has elected to be taxed as a REIT for U.S. federal income tax purposes. As of December 31, 2022 and 2021, we owned (or partially owned and consolidated) 611 self-storage properties totaling approximately 44.1 million rentable square feet and 607 self-storage properties totaling approximately 43.6 million rentable square feet, respectively. As of December 31, 2022, we owned stores in the District of Columbia and the following 24 states: Arizona, California, Colorado, Connecticut, Florida, Georgia, Illinois, Indiana, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, New Mexico, New York, North Carolina, Ohio, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Utah and Virginia. In addition, as of December 31, 2022, we managed 668 stores for third parties (including 77 stores containing an aggregate of approximately 5.6 million net rentable square feet as part of six separate unconsolidated real estate ventures), bringing the total number of stores we owned and/or managed to 1,279. As of December 31, 2022, we managed stores for third parties in the District of Columbia and the following 38 states: Alabama, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Illinois, Indiana, Iowa, Kentucky, Louisiana, Maine, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, Tennessee, Texas, Vermont, Virginia, Washington and Wisconsin.

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

Our self-storage properties are located in major metropolitan and suburban areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. Our stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of total revenues for the year ended December 31, 2022.

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

Long-lived assets classified as “held for use” are reviewed for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the store’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized in accordance with these procedures during the years ended December 31, 2022, 2021 and 2020.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. The California Yacht Club, which we acquired through our acquisition of LAACO in 2021, has been classified as held for sale as of December 31, 2022. There were no stores classified as held for sale as of December 31, 2022.

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate entities, and subsequently adjusted for equity in earnings (losses) and cash contributions, less cash distributions and impairments. On a periodic basis, management also assesses whether there are any indicators that the carrying value of the Company’s investments in unconsolidated real estate entities may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2022, 2021 and 2020.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2022 and 2021, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $32.7 million and $33.6 million, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements affecting our business, see note 2 to the Company’s consolidated financial statements.

Results of Operations

The following discussion of our results of operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto. Historical results set forth in the consolidated statements of operations reflect only the existing stores for each period presented and should not be taken as indicative of future operations. We consider our same-store portfolio to consist of only those stores owned and operated on a stabilized basis at the beginning and at the end of the applicable years presented. We consider a store to be stabilized once it has achieved an occupancy rate that we believe, based on our assessment of market-specific data, is representative of similar self-storage assets in the applicable market for a full year measured as of the most recent January 1 and has not been significantly damaged by natural disaster or undergone significant renovation. We believe that same-store results are useful to investors in evaluating our performance because they provide information relating to changes in store-level operating performance without taking into account the effects of acquisitions, developments or dispositions. As of December 31, 2022, we owned 521 same-store properties and 90 non same-store properties. All of the non same-store properties were 2021 and 2022 acquisitions, dispositions, developed stores, stores with a significant portion of net rentable square footage taken out of service or stores that have not yet reached stabilization as defined above. For analytical presentation, all percentages are calculated using the numbers presented in the financial statements contained in this Report.

The comparability of our results of operations is affected by the timing of acquisition and disposition activities during the periods reported. As of December 31, 2022, 2021 and 2020, we owned (or partially owned and consolidated) 611, 607 and 543 self-storage properties and related assets, respectively.

The following table summarizes the change in number of owned stores from January 1, 2020 through December 31, 2022:

	2022	2021	2020

Balance - January 1	607	543	523
Stores acquired	1	—	1
Stores developed	—	1	—
Stores combined (1)	—	(1)	—
Balance - March 31	608	543	524
Stores acquired (2)	1	2	2
Stores developed	1	2	1
Stores combined (1)	(1)	—	—
Balance - June 30	609	547	527
Stores acquired	1	2	—
Stores developed	1	—	—
Stores sold	—	(4)	—
Balance - September 30	611	545	527
Stores acquired	—	62	18
Stores developed	—	1	—
Stores combined (3)	—	—	(1)
Stores sold	—	(1)	(1)
Balance - December 31	611	607	543

(1)	On June 21, 2022 and March 3, 2021, we completed development of new stores located in Vienna, VA and Arlington, VA for approximately $21.8 million and $26.4 million, respectively. In each case, the developed store is located adjacent to an existing consolidated joint venture store. Given this proximity, each developed store has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	For the quarter ended June 30, 2021, includes one store acquired by a consolidated joint venture in which we hold a 50% interest.

(3)	On November 10, 2020, we acquired a store located in Merritt Island, FL for approximately $3.9 million. The store acquired is located in near proximity to an existing wholly-owned store. Given their proximity to each other, the acquired store has been combined with the existing store in our store count, as well as for operational and reporting purposes.

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021 (dollars in thousands)

					Non Same-Store		Other/
	Same-Store Property Portfolio				Properties		Eliminations		Total Portfolio
				%								%
	2022	2021	Change	Change	2022	2021	2022	2021	2022	2021	Change	Change
REVENUES:
Rental income	$744,094	$661,989	$82,105	12.4%	$135,195	$45,762	$—	$—	$879,289	$707,751	$171,538	24.2%
Other property related income	32,844	27,469	5,375	19.6%	4,755	1,836	58,567	54,300	96,166	83,605	12,561	15.0%
Property management fee income	—	—	—	0.0%	—	—	34,169	31,208	34,169	31,208	2,961	9.5%
Total revenues	776,938	689,458	87,480	12.7%	139,950	47,598	92,736	85,508	1,009,624	822,564	187,060	22.7%

OPERATING EXPENSES:
Property operating expenses	207,023	201,070	5,953	3.0%	42,814	15,331	43,423	35,703	293,260	252,104	41,156	16.3%
NET OPERATING INCOME:	569,915	488,388	81,527	16.7%	97,136	32,267	49,313	49,805	716,364	570,460	145,904	25.6%

Store count	521	521			90	86			611	607
Total square footage	36,850	36,850			7,257	6,745			44,107	43,595
Period end occupancy	92.1%	93.3%			81.0%	85.1%			90.3%	92.0%
Period average occupancy	94.0%	94.6%
Realized annual rent per occupied sq. ft. (1)	$21.49	$18.99

Depreciation and amortization									310,610	232,049	78,561	33.9%
General and administrative									54,623	47,809	6,814	14.3%
Subtotal									365,233	279,858	85,375	30.5%

OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans									(93,284)	(78,448)	(14,836)	(18.9)%
Loan procurement amortization expense									(3,897)	(8,168)	4,271	52.3%
Loss on early extinguishment of debt									—	(20,328)	20,328	100.0%
Equity in earnings of real estate ventures									48,877	25,275	23,602	93.4%
Gains from sales of real estate, net									—	32,698	(32,698)	(100.0)%
Other									(10,355)	(10,818)	463	4.3%
Total other expense									(58,659)	(59,789)	1,130	1.9%

NET INCOME									292,472	230,813	61,659	26.7%
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership									(1,931)	(7,873)	5,942	75.5%
Noncontrolling interests in subsidiaries									722	542	180	33.2%
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS									$291,263	$223,482	$67,781	30.3%
(1)	Realized annual rent per occupied square foot is computed by dividing rental income by the weighted average occupied square feet for the period.

Revenues

Rental income increased from $707.8 million in 2021 to $879.3 million in 2022, an increase of $171.5 million, or 24.2%. This increase was primarily attributable to $89.4 million of additional rental income from the stores acquired or opened in 2021 and 2022 included in our non-same-store portfolio. The $82.1 million increase in same-store rental income was due primarily to an increase in rental rates for new and existing customers. Realized annual rent per occupied square foot in our same-store portfolio increased 13.2% as a result of higher rental rates for new and existing customers for 2022 compared to 2021.

Other property related income increased from $83.6 million in 2021 to $96.2 million in 2022, an increase of $12.6 million, or 15.0%. The $5.4 million increase in same-store other property related income was mainly attributable to a $4.4 million increase in fee revenue. The increase was also due to a $4.2 million increase in customer storage protection plan participation at our owned and managed stores.

Operating Expenses

Property operating expenses increased from $252.1 million in 2021 to $293.3 million in 2022, an increase of $41.2 million, or 16.3%. This increase was primarily attributable to $27.5 million of increased expenses associated with newly acquired or developed stores. The $6.0 million increase in property operating expenses in the same-store portfolio was primarily due to a $4.7 million increase in property taxes.

Depreciation and amortization increased from $232.0 million in 2021 to $310.6 million in 2022, an increase of $78.6 million, or 33.9%. This increase was primarily attributable to depreciation and amortization associated with newly acquired or developed stores.

General and administrative expenses increased from $47.8 million in 2021 to $54.6 million in 2022, an increase of $6.8 million, or 14.3%. This increase was primarily attributable to increased personnel expenses.

Other (expense) income

Interest expense on loans increased from $78.4 million in 2021 to $93.3 million in 2022, an increase of $14.8 million, or 18.9%. The increase was attributable to a higher amount of outstanding debt during 2022 compared to 2021. To fund a portion of our growth, our average outstanding debt balance increased by $788.2 million to $3.14 billion during 2022 as compared to $2.35 billion during 2021, partially offset by lower interest rates during the 2022 period. The weighted average effective interest rate on the Company's outstanding debt for the years ended December 31, 2022 and 2021 was 2.94% and 3.36%, respectively.

Loss on early extinguishment of debt was $20.3 million for the year ended December 31, 2021. This amount was related to the early redemption of $300.0 million of outstanding 4.375% senior notes due 2023 (the “2023 Notes”). There were no such losses for the year ended December 31, 2022.

Equity in earnings of real estate ventures increased from $25.3 million in 2021 to $48.9 million in 2022, an increase of $23.6 million, or 93.4%. The increase was mainly due to gains associated with sales of real estate within our unconsolidated real estate ventures. During the year ended December 31, 2022, our portion of the gains related to HVPSE's sale of all 14 of its stores was $45.7 million. During the year ended December 31, 2021, our portion of the gains related to HHF’s sale of seven stores was $23.5 million. See note 5 to our consolidated financial statements.

Gains from sales of real estate, net were $32.7 million for the year ended December 31, 2021. There were no such gains for the year ended December 31, 2022. These gains are determined on a transactional basis and, accordingly, are not comparable across reporting periods.

For the years ended December 31, 2022 and 2021, the component of other (expense) income designated as other includes $10.5 million and $15.0 million, respectively, of transaction-related expenses comprised primarily of severance costs associated with the acquisition of LAACO.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Refer to the section entitled “Results of Operations” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparison of the year ended December 31, 2021 to the year ended December 31, 2020.

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

FFO, as adjusted

FFO, as adjusted represents FFO as defined above, excluding the effects of acquisition related costs, gains or losses from early extinguishment of debt, and non-recurring items, which we believe are not indicative of the Company’s operating results. We present FFO, as adjusted because we believe it is a helpful measure in understanding our results of operations insofar as we believe that the items noted above that are included in FFO, but excluded from FFO, as adjusted are not indicative of our ongoing operating results. We also believe that investors, analysts and other stakeholders consider our FFO, as adjusted (or similar measures using different terminology) when evaluating us. Because other REITs or real estate companies may not compute FFO, as adjusted in the same manner as we do, and may use different terminology, our computation of FFO, as adjusted may not be comparable to FFO, as adjusted reported by other REITs or real estate companies.

The following table presents a reconciliation of net income to FFO and FFO, as adjusted, for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021

Net income attributable to the Company’s common shareholders	$291,263	$223,482

Add (deduct):
Real estate depreciation and amortization:
Real property	305,845	226,599
Company’s share of unconsolidated real estate ventures	9,320	8,510
Gains from sales of real estate, net (1)	(45,705)	(56,181)
Noncontrolling interests in the Operating Partnership	1,931	7,873
FFO attributable to the Company's common shareholders and OP unitholders	$562,654	$410,283

Add (deduct):
Loss on early repayment of debt (2)	—	20,884
Transaction-related expenses (3)	10,546	14,986
Loan forgiveness income (4)	—	(1,546)
Bridge loan fee (5)	—	4,000
Property damage related to hurricane, net of expected insurance proceeds	1,266	—
FFO, as adjusted, attributable to the Company's common shareholders and OP unitholders	$574,466	$448,607

Weighted average diluted shares outstanding	225,881	205,009
Weighted average diluted units outstanding	1,521	7,117
Weighted average diluted shares and units outstanding	227,402	212,126

(1)	The years ended December 31, 2022 and 2021 included gains of $45.7 million and $23.5 million, respectively, related to sales of real estate within the Company's unconsolidated real estate ventures. These amounts are included in the Company's share of equity in earnings of real estate ventures.

(2)	For the year ended December 31, 2021, $20.0 million relates to a prepayment premium and $0.3 million relates to a write-off of unamortized loan procurement costs associated with the Company’s redemption, in full, of its $300.0 million of outstanding 4.380% senior notes due on December 23, 2021. Additionally, for the year ended December 31, 2021, $0.6 million relates to debt modification costs that are included in the Company's share of equity in earnings of real estate ventures.

(3)	For the year ended December 31, 2022, transaction-related expenses include severance expenses ($10.3 million) and other transaction expenses ($0.2 million). For the year ended December 31, 2021, transaction-related expenses include severance expenses ($14.8 million) and other transaction expenses ($0.2 million). Prior to our acquisition of LAACO on December 9, 2021, the predecessor company entered into severance agreements with certain employees, including members of their executive team. These costs were known to us and the assumption of the obligation to make these payments post-closing was contemplated in our net consideration paid in the transaction. In accordance with GAAP, and based on the specific details of the arrangements with the employees prior to closing, these costs are considered post-combination compensation expenses. Transaction-related expenses are included in the component of other (expense) income designated as Other.

(4)	The Company assumed a Paycheck Protection Program loan in conjunction with the LAACO transaction. This loan was subsequently forgiven by the Small Business Administration and the associated income is included in the component of other (expense) income designated as Other.

(5)	Relates to a nonrefundable commitment fee to obtain bridge financing in the event that the Company's November 2021 senior note offerings were delayed, or could not be executed, in advance of the LAACO transaction. Upon issuance of the senior notes, the bridge financing commitment expired and the fee was fully amortized. The amortization of this fee is included in loan procurement amortization expense.

Cash Flows

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

A comparison of cash flow related to operating, investing and financing activities for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
Net cash provided by (used in):	2022	2021	Change

	(in thousands)

Operating activities	$591,466	$449,185	$142,281
Investing activities	$(48,767)	$(1,852,668)	$1,803,901
Financing activities	$(547,092)	$1,410,572	$(1,957,664)

Cash provided by operating activities increased from $449.2 million for the year ended December 31, 2021 to $591.5 million for the year ended December 31, 2022, reflecting an increase of $142.3 million. Our increased cash flow from operating activities was primarily attributable to stores acquired and developed during 2021 and 2022 and increased net operating income levels in the same-store portfolio in the 2022 period as compared to the corresponding 2021 period.

Cash used in investing activities decreased from $1,852.7 million for the year ended December 31, 2021 to $48.8 million for the year ended December 31, 2022, reflecting a decrease of $1,803.9 million. The change was primarily driven by the $1,679.0 million of cash used for the acquisition of LAACO in 2021. There were no acquisitions of the scale of the LAACO transaction during the 2022 period. Excluding the storage properties acquired through the acquisition of LAACO, cash used during the year ended December 31, 2021 included the acquisition of nine stores (including the acquisition of a 50% membership interest in a consolidated joint venture that owns a single store) for an aggregate net purchase price of $152.8 million. Cash used during the year ended December 31, 2022 related to the acquisition of three stores and land for an aggregate net purchase price of $89.3 million. The change was also driven by a decrease in development costs of $45.5 million due to fewer development projects under construction. We completed the development of six stores during 2021 and 2022 and began construction on two new stores during the same time period.

Cash provided by financing activities was $1,410.6 million for the year ended December 31, 2021 compared to cash used in financing activities of $547.1 million for the year ended December 31, 2022, reflecting a change of $1,957.7 million. During the year ended December 31, 2021, we received net proceeds from unsecured senior notes of $1,043.4 million while making principal payments of $300.0 million on unsecured senior notes. There were no senior note transactions during the 2022 period. There was also a decrease of $960.8 million in proceeds received from the issuance of common shares, primarily as a result of our underwritten offering of 15.5 million common shares to partially fund the LAACO acquisition in 2021 with no similar transactions during the 2022 period. Additionally, cash distributions paid to common shareholders increased $113.3 million due to increases in the common dividend per share and the number of shares outstanding. These changes were offset by an $84.8 million decrease in principal payments on mortgage loans due to the repayment of two secured loans and the repayment of LAACO's outstanding long-term debt at closing during the 2021 period with no comparable repayments during the 2022 period.

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

Refer to the section entitled “Cash Flows” within Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a comparison of the year ended December 31, 2021 to the year ended December 31, 2020.

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

Our short-term liquidity needs consist primarily of funds necessary to pay operating expenses associated with our stores, refinancing of certain mortgage indebtedness, interest expense and scheduled principal payments on debt, expected distributions to limited partners and shareholders, capital expenditures and the development of new stores. These funding requirements will vary from year to year, in some cases significantly. In the 2023 fiscal year, we expect recurring capital expenditures to be approximately $15.0 million to $20.0 million, planned capital improvements and store upgrades to be approximately $11.0 million to $16.0 million and costs associated with the development of new stores to be approximately $20.0 million to $30.0 million. Our currently scheduled principal payments on debt are approximately $32.6 million in 2023.

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

Our liquidity needs beyond 2023 consist primarily of contractual obligations which include repayments of indebtedness at maturity, as well as potential discretionary expenditures such as (i) non-recurring capital expenditures; (ii) redevelopment of operating stores; (iii) acquisitions of additional stores; and (iv) development of new stores. We will have to satisfy the portion of our needs not covered by cash flow from operations through additional borrowings, including borrowings under our Revolver, sales of common or preferred shares of the Parent Company and common or preferred units of the Operating Partnership and/or cash generated through store dispositions and joint venture transactions.

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

As of December 31, 2022, we had approximately $6.1 million in available cash and cash equivalents. In addition, we had approximately $788.5 million of availability for borrowings under our Revolver.

Unsecured Senior Notes

Our unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2022	2021	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(11,801)	(13,455)
Less: Loan procurement costs, net	(15,849)	(18,336)
Total unsecured senior notes, net	$2,772,350	$2,768,209

(1)	On April 4, 2017, the Operating Partnership issued $50.0 million of its 4.000% senior notes due 2025, which are part of the same series as the $250.0 million principal amount of the Operating Partnership’s 4.000% senior notes due November 15, 2025 issued on October 26, 2015. The $50.0 million and $250.0 million tranches were priced at 101.343% and 99.735%, respectively, of the principal amount to yield 3.811% and 4.032%, respectively, to maturity. The combined weighted average effective interest rate of the 2025 notes is 3.994%.

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2022, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

Revolving Credit Facility

On December 9, 2011, we entered into a credit agreement (the “Credit Facility”), which was subsequently amended and restated. On October 26, 2022, we again amended and restated, in its entirety, our Credit Facility (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon our unsecured debt credit ratings and leverage levels. At our current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over SOFR and a 0.10% SOFR adjustment.

As of December 31, 2022, borrowings under the Revolver had an interest rate of 5.33%. Additionally, as of December 31, 2022, $788.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, our ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2022, the Operating Partnership was in compliance with all of its financial covenants.

Issuance of Common Shares

On November 19, 2021 we closed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

We maintain an at-the-market equity program that enables us to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). Our sales activity under the program for the years ended December 31, 2022, 2021 and 2020 is summarized below:

	For the year ended December 31,
	2022	2021	2020

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	102	4,982	3,627
Average sales price per share	$50.64	$40.57	$33.69
Net proceeds after deducting offering costs	$4,936	$199,977	$120,727

We used proceeds from sales of common shares under the program during the years ended December 31, 2022, 2021 and 2020 to fund the acquisition and development of storage properties and for general corporate purposes. As of December 31, 2022, 2021 and 2020, 5.8 million common shares, 5.9 million common shares and 10.9 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

Other Material Changes in Financial Position

	December 31,
	2022	2021	Change

	(in thousands)
Selected Assets
Storage properties, net	$6,048,003	$6,097,670	$(49,667)
Investment in real estate ventures, at equity	105,993	119,751	(13,758)
Assets held for sale	3,745	49,313	(45,568)
Other assets, net	153,982	265,705	(111,723)

Selected Liabilities
Revolving credit facility	60,900	209,900	(149,000)

Noncontrolling interests in the Operating Partnership	$57,419	$108,220	$(50,801)

Storage properties, net decreased $49.7 million from December 31, 2021 to December 31, 2022, primarily as a result of an increase in accumulated depreciation on existing assets partially offset by the acquisition of three storage properties, additions and improvements to storage properties, and development costs incurred during the year.

Investment in real estate ventures, at equity decreased $13.8 million from December 31, 2021 to December 31, 2022, primarily as the result of the sale by HVPSE of all 14 of its stores during 2022.

Assets held for sale decreased $45.6 million from December 31, 2021 to December 31, 2022 primarily as the result of the sale during 2022 of the Los Angeles Athletic Club, which was acquired in the LAACO acquisition in 2021.

Other assets, net decreased $111.7 million from December 31, 2021 to December 31, 2022, primarily due to the amortization of the value assigned to the in-place leases at the 66 storage properties acquired during 2021.

Revolving credit facility decreased $149.0 million from December 31, 2021 to December 31, 2022 primarily due to an increase in net cash provided by operating activities and a decrease in costs for the acquisition and development of storage properties, which allowed us to use excess cash to pay down the outstanding balance.

Noncontrolling interests in the Operating Partnership decreased $50.8 million from December 31, 2021 to December 31, 2022, primarily due to the decrease in redemption value of the OP units as a result of the decrease in the closing price of the common shares of CubeSmart on the New York Stock Exchange during 2022. In addition, 0.5 million OP units were redeemed for common shares of CubeSmart during 2022.

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

As of December 31, 2022 our consolidated debt consisted of $2.95 billion of outstanding mortgage loans and notes payable and unsecured senior notes that are subject to fixed rates. Additionally, as of December 31, 2022, there were $60.9 million of outstanding unsecured credit facility borrowings subject to floating rates. Changes in market interest rates have different impacts on the fixed- and variable-rate portions of our debt portfolio. A change in market interest rates on the fixed portion of the debt portfolio impacts the net financial instrument position, but has no impact on interest incurred or cash flows. A change in market interest rates on the variable portion of the debt portfolio impacts the interest incurred and cash flows, but does not impact the net financial instrument position.

If market interest rates on our variable-rate debt increase by 100 basis points, the increase in annual interest expense on our variable-rate debt would decrease future earnings and cash flows by approximately $0.6 million a year. If market interest rates on our variable-rate debt decrease by 100 basis points, the decrease in interest expense on our variable-rate debt would increase future earnings and cash flows by approximately $0.6 million a year.

If market interest rates increase by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would decrease by approximately $135.2 million. If market interest rates decrease by 100 basis points, the fair value of our outstanding fixed-rate mortgage debt and unsecured senior notes would increase by approximately $139.0 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Parent Company is set forth on page F-2 of this Report, and is incorporated herein by reference. The effectiveness of the Parent Company’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

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

Management’s Report on Internal Control Over Financial Reporting

Management’s report on internal control over financial reporting of the Operating Partnership is set forth on page F-3 of this Report, and is incorporated herein by reference. The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report which is included herein.

ITEM 9B.  OTHER INFORMATION

Amendments to Bylaws

On February 22, 2023, upon the recommendation of the Corporate Governance & Nominating Committee of CubeSmart’s Board of Trustees (the “Board”), the Board amended and restated CubeSmart’s Fourth Amended and Restated Bylaws by adopting the Fifth Amended and Restated Bylaws (the “Amended and Restated Bylaws”), effective as of such date, to, among other things, implement a proxy access framework.

Implementation of Proxy Access

Section 17 of Article II of the Amended and Restated Bylaws has been added to permit a shareholder, or a group of up to 20 shareholders, to nominate and include trustee candidates constituting up to the greater of two or 20% of the number of trustees in office as of the last day on which notice of a nomination may be delivered pursuant to Section 17 of Article II of the Amended and Restated Bylaws, provided that (i) such shareholder or shareholder group, as applicable, owns 3% or more of CubeSmart’s outstanding shares that are entitled to vote in the election of trustees continuously for at least three years, and (ii) such shareholder or shareholder group, as applicable, and the nominee(s) satisfy certain procedural, eligibility and disclosure requirements set forth in Article II, Section 17 of the Amended and Restated Bylaws.

The procedural and eligibility requirements set forth in Article II, Section 17 of the Amended and Restated Bylaws include a requirement that, subject to certain exceptions, a notice of proxy access nomination must be received at the principal executive offices of CubeSmart no later than the 120th day, and no earlier than the 150th day, prior to the first anniversary of the date that the preceding year’s proxy statement was first sent to shareholders. Article II, Section 17 of the Amended and Restated Bylaws also includes requirements that the nominating shareholder or shareholder group, as applicable, and the nominee(s) provide certain information, representations and agreements to CubeSmart in order to be eligible for proxy access.

Additional Bylaw Amendments

In addition to the Board’s implementation of proxy access, the Amended and Restated Bylaws were also updated to reflect certain procedural requirements related to the Securities and Exchange Commission’s recently adopted “universal proxy” rules, as well as certain technical, conforming and clarifying changes in connection therewith. In particular, the Amended and Restated Bylaws provide that, among other things, with respect to shareholder nominees to the Board, (i) the scope of disclosures required by a proposing shareholder seeking to submit a trustee nomination have been expanded to include representations as to whether the shareholder (x) has complied, and will comply, with appliable state law and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with the solicitation of such proxies, and (y) intends to solicit proxies in support of trustee nominees other than individuals nominated by the Board in compliance with the requirements of Rule 14a-19 under the Exchange Act, (ii) shareholders are not permitted to solicit proxies from other shareholders using a white colored proxy card, which has been reserved for use by the Board, and (iii) certain other updated procedures and information requirements apply to shareholder nominations of trustees.

The foregoing description of the Amended and Restated Bylaws is qualified in its entirety by reference to a copy of the Amended and Restated Bylaws filed as Exhibit 3.12 to this Annual Report on Form 10-K, which is incorporated by reference herein.

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

The remaining information required by this item regarding trustees, executive officers and corporate governance is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement for the Annual Shareholders Meeting to be held in 2023 (the “Proxy Statement”) under the captions “Proposal 1: Election of Trustees,” “Executive Officers,” “Meetings and Committees of the Board of Trustees,” and “Shareholder Proposals and Nominations for the 2023 Annual Meeting.” The information required by this item regarding compliance with Section 16(a) of the Exchange Act, if any, is hereby incorporated by reference to the material appearing in the Parent Company’s Proxy Statement under the caption “Delinquent Section 16(a) Reports,” if applicable.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth certain information regarding our equity compensation plans as of December 31, 2022.

Number of securities remaining
	Number of securities to	Weighted average		available for future issuance under
	be issued upon exercise	exercise price of		equity compensation plans
	of outstanding options,	outstanding options,		(excluding securities
Plan Category	warrants and rights	warrants and rights		reflected in column(a))
	(a)	(b)		(c)
Equity compensation plans approved by shareholders	2,537,038	$33.10	(1)	1,941,786
Equity compensation plans not approved by shareholders	—	—		—
Total	2,537,038	$33.10		1,941,786

(1)	This number reflects the weighted average exercise price of outstanding options and has been calculated exclusive of outstanding restricted unit awards.

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

3.11*	Articles of Amendment to the Declaration of Trust of CubeSmart, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 2, 2017.

3.12	Fifth Amended and Restated Bylaws of CubeSmart, effective February 22, 2023.

4.1*	Form of Common Share Certificate, incorporated by reference to Exhibit 4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-11, filed on October 20, 2004, File No. 333-117848.

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

10.1*†	Form of Indemnification Agreement for Trustees and Executive Officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 17, 2022.

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

10.40*

Second Amended and Restated Credit Agreement, dated as of October 26, 2022, by and among CubeSmart, L.P., CubeSmart, the lenders referred to therein, and Wells Fargo Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on October 28, 2022.

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

101

The following CubeSmart and CubeSmart, L.P. financial information for the year ended December 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Equity, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements, detailed tagged and filed herewith.

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

Date: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Deborah Ratner Salzberg	Chair of the Board of Trustees	February 24, 2023
Deborah Ratner Salzberg

/s/ Christopher P. Marr	Chief Executive Officer and Trustee	February 24, 2023
Christopher P. Marr	(Principal Executive Officer)

/s/ Timothy M. Martin	Chief Financial Officer	February 24, 2023
Timothy M. Martin	(Principal Financial and Accounting Officer)

/s/ Piero Bussani	Trustee	February 24, 2023
Piero Bussani

/s/ Jit Kee Chin	Trustee	February 24, 2023
Jit Kee Chin

/s/ Dorothy Dowling	Trustee	February 24, 2023
Dorothy Dowling

/s/ John W. Fain	Trustee	February 24, 2023
John W. Fain

/s/ Jair K. Lynch	Trustee	February 24, 2023
Jair K. Lynch

/s/ John F. Remondi	Trustee	February 24, 2023
John F. Remondi

/s/ Jeffrey F. Rogatz	Trustee	February 24, 2023
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

Under the supervision, and with the participation, of the REIT’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2022, the REIT’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 24, 2023

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

Under the supervision, and with the participation, of the Partnership’s management, including the principal executive officer and principal financial officer, management conducted a review, evaluation and assessment of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In performing its assessment of the effectiveness of internal control over financial reporting, management has concluded that, as of December 31, 2022, the Partnership’s internal control over financial reporting was effective based on the COSO framework.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by KPMG LLP (Philadelphia, Pennsylvania; PCAOB ID #185), an independent registered public accounting firm, as stated in their report that appears herein.

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Evaluation of storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Company had $6.0 billion of storage properties, net of accumulated depreciation as of December 31, 2022. The Company performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the storage property.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s storage property impairment process, including controls related to the use of the revenue and expense growth rates, and terminal value capitalization rate assumptions. We assessed the Company’s forecasted growth rates against the Company’s historical growth rates and published reports of industry data. We evaluated the Company’s expected terminal value capitalization rates by comparing them to published reports of industry data and historical transactions of the Company. We also identified the threshold rates at which the revenue and expense growth rates and terminal value capitalization rate assumptions would indicate the storage property may be impaired and analyzed those threshold rates against the published industry data and historical results.

/s/ KPMG LLP

We have served as the Company’s auditor since 2009.

Philadelphia, Pennsylvania

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of CubeSmart, L.P. and subsidiaries (the Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedules III (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2023 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

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

Evaluation of storage properties for impairment

As discussed in notes 2 and 3 to the consolidated financial statements, the Partnership had $6.0 billion of storage properties, net of accumulated depreciation as of December 31, 2022. The Partnership performs an impairment assessment whenever events or changes in circumstances indicate that there may be an impairment. This involves comparing the undiscounted future net operating cash flows plus a terminal value to the carrying amount of the storage property.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s storage property impairment process, including controls related to the use of the revenue and expense growth rates, and terminal value capitalization rate assumptions. We assessed the Company’s forecasted growth rates against the Company’s historical growth rates and published reports of industry data. We evaluated the Company’s expected terminal value capitalization rates by comparing them to published reports of industry data and historical transactions of the Company. We also identified the threshold rates at which the revenue and expense growth rates and terminal value capitalization rate assumptions would indicate the storage property may be impaired and analyzed those threshold rates against the published industry data and historical results.

/s/ KPMG LLP

We have served as the Partnership’s auditor since 2009.

Philadelphia, Pennsylvania

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on CubeSmart Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Partners of CubeSmart, L.P. and the Board of Trustees of CubeSmart:

Opinion on Internal Control Over Financial Reporting

We have audited CubeSmart, L.P. and subsidiaries' (the Partnership) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), capital, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule III (collectively, the consolidated financial statements), and our report dated February 24, 2023 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on CubeSmart, L.P. Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania

February 24, 2023

CUBESMART AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
ASSETS
Storage properties	$7,295,778	$7,183,494
Less: Accumulated depreciation	(1,247,775)	(1,085,824)
Storage properties, net (including VIE assets of $167,180 and $149,467, respectively)	6,048,003	6,097,670
Cash and cash equivalents	6,064	11,140
Restricted cash	2,861	2,178
Loan procurement costs, net of amortization	5,182	2,322
Investment in real estate ventures, at equity	105,993	119,751
Assets held for sale	3,745	49,313
Other assets, net	153,982	265,705
Total assets	$6,325,830	$6,548,079

LIABILITIES AND EQUITY
Unsecured senior notes, net	$2,772,350	$2,768,209
Revolving credit facility	60,900	209,900
Mortgage loans and notes payable, net	162,918	167,676
Lease liabilities - finance leases	65,758	65,801
Accounts payable, accrued expenses and other liabilities	213,297	199,985
Distributions payable	111,190	97,417
Deferred revenue	38,757	37,144
Security deposits	1,087	1,065
Liabilities held for sale	1,773	2,502
Total liabilities	3,428,030	3,549,699

Noncontrolling interests in the Operating Partnership	57,419	108,220

Commitments and contingencies

Equity
Common shares $.01 par value, 400,000,000 shares authorized, 224,603,462 and 223,917,993 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,246	2,239
Additional paid-in capital	4,125,478	4,088,392
Accumulated other comprehensive loss	(491)	(570)
Accumulated deficit	(1,301,030)	(1,218,498)
Total CubeSmart shareholders’ equity	2,826,203	2,871,563
Noncontrolling interests in subsidiaries	14,178	18,597
Total equity	2,840,381	2,890,160
Total liabilities and equity	$6,325,830	$6,548,079

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31,
	2022	2021	2020

REVENUES
Rental income	$879,289	$707,751	$581,009
Other property related income	96,166	83,605	70,723
Property management fee income	34,169	31,208	27,445
Total revenues	1,009,624	822,564	679,177
OPERATING EXPENSES
Property operating expenses	293,260	252,104	223,634
Depreciation and amortization	310,610	232,049	156,573
General and administrative	54,623	47,809	41,423
Total operating expenses	658,493	531,962	421,630
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(93,284)	(78,448)	(75,890)
Loan procurement amortization expense	(3,897)	(8,168)	(2,674)
Loss on early extinguishment of debt	—	(20,328)	(18,020)
Equity in earnings of real estate ventures	48,877	25,275	178
Gains from sales of real estate, net	—	32,698	6,710
Other	(10,355)	(10,818)	(240)
Total other expense	(58,659)	(59,789)	(89,936)
NET INCOME	292,472	230,813	167,611
NET (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interests in the Operating Partnership	(1,931)	(7,873)	(1,825)
Noncontrolling interest in subsidiaries	722	542	(165)
NET INCOME ATTRIBUTABLE TO THE COMPANY’S COMMON SHAREHOLDERS	$291,263	$223,482	$165,621

Basic earnings per share attributable to common shareholders	$1.29	$1.10	$0.85
Diluted earnings per share attributable to common shareholders	$1.29	$1.09	$0.85

Weighted average basic shares outstanding	224,928	203,832	194,147
Weighted average diluted shares outstanding	225,881	205,009	194,943

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2022	2021	2020

NET INCOME	$292,472	$230,813	$167,611
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	292,553	230,894	167,692
Comprehensive income attributable to noncontrolling interests in the Operating Partnership	(1,933)	(7,892)	(1,809)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	722	542	(165)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE COMPANY	$291,342	$223,544	$165,718

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

									Noncontrolling
									Interests
	Common		Additional	Accumulated Other		Total	Noncontrolling		in the
	Shares		Paid-in	Comprehensive	Accumulated	Shareholders’	Interests in	Total	Operating
	Number	Amount	Capital	Income (Loss)	Deficit	Equity	Subsidiaries	Equity	Partnership
Balance at December 31, 2019	193,557	$1,936	$2,674,745	$(729)	$(876,606)	$1,799,346	$7,990	$1,807,336	$62,088
Contributions from noncontrolling interest in subsidiaries							682	682
Distributions paid to noncontrolling interest in subsidiaries							(205)	(205)
Issuance of common shares, net	3,627	37	120,690			120,727		120,727
Issuance of restricted shares	60
Issuance of OP units									186,933
Conversion from units to shares	100	1	2,823			2,824		2,824	(2,824)
Exercise of stock options	62		961			961		961
Amortization of restricted shares			4,502			4,502		4,502
Share compensation expense			1,952			1,952		1,952
Adjustment for noncontrolling interests in the Operating Partnership					(4,230)	(4,230)		(4,230)	4,230
Net income					165,621	165,621	165	165,786	1,825
Other comprehensive income (loss), net				97		97		97	(16)
Common share distributions ($1.33 per share)					(259,584)	(259,584)		(259,584)	(2,822)
Balance at December 31, 2020	197,406	$1,974	$2,805,673	$(632)	$(974,799)	$1,832,216	$8,632	$1,840,848	$249,414
Contributions from noncontrolling interest in subsidiaries							11,404	11,404
Distributions paid to noncontrolling interest in subsidiaries							(246)	(246)
Acquisition of noncontrolling interest in subsidiary			(2,746)			(2,746)	(651)	(3,397)
Issuance of common shares, net	20,508	205	965,433			965,638		965,638
Issuance of restricted shares	66
Conversion from units to shares	5,519	56	304,959			305,015		305,015	(305,015)
Exercise of stock options	419	4	7,861			7,865		7,865
Amortization of restricted shares			4,941			4,941		4,941
Share compensation expense			2,271			2,271		2,271
Adjustment for noncontrolling interests in the Operating Partnership					(164,109)	(164,109)		(164,109)	164,109
Net income (loss)					223,482	223,482	(542)	222,940	7,873
Other comprehensive income, net				62		62		62	19
Common share distributions ($1.45 per share)					(303,072)	(303,072)		(303,072)	(8,180)
Balance at December 31, 2021	223,918	$2,239	$4,088,392	$(570)	$(1,218,498)	$2,871,563	$18,597	$2,890,160	$108,220
Contributions from noncontrolling interest in subsidiaries							3,690	3,690
Distributions paid to noncontrolling interest in subsidiaries							(7,387)	(7,387)
Issuance of common shares, net	102	1	4,876			4,877		4,877
Issuance of restricted shares	56	1				1		1
Conversion from units to shares	475	4	22,944			22,948		22,948	(22,948)
Exercise of stock options	52	1	1,589			1,590		1,590
Amortization of restricted shares			5,134			5,134		5,134
Share compensation expense			2,543			2,543		2,543
Adjustment for noncontrolling interests in the Operating Partnership					27,203	27,203		27,203	(27,203)
Net income (loss)					291,263	291,263	(722)	290,541	1,931
Other comprehensive income, net				79		79		79	2
Common share distributions ($1.78 per share)					(400,998)	(400,998)		(400,998)	(2,583)
Balance at December 31, 2022	224,603	$2,246	$4,125,478	$(491)	$(1,301,030)	$2,826,203	$14,178	$2,840,381	$57,419

See accompanying notes to the consolidated financial statements.

CUBESMART AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021	2020
Operating Activities
Net income	$292,472	$230,813	$167,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	314,507	240,217	159,247
Non-cash portion of interest expense related to finance leases	(43)	202	—
Loss on early extinguishment of debt	—	20,328	18,020
Equity in earnings of real estate ventures	(48,877)	(25,275)	(178)
Gains from sales of real estate, net	—	(32,698)	(6,710)
Equity compensation expense	9,081	8,088	7,140
Accretion of fair market value adjustment of debt	(1,099)	(2,037)	(259)
Changes in other operating accounts:
Other assets	3,498	(9,247)	(9,674)
Accounts payable and accrued expenses	20,395	14,871	13,922
Other liabilities	1,532	3,923	1,914
Net cash provided by operating activities	$591,466	$449,185	$351,033
Investing Activities
Acquisitions of storage properties	(89,004)	(151,547)	(417,988)
Acquisition of LAACO, Ltd., net of cash acquired	—	(1,678,984)	—
Additions and improvements to storage properties	(41,233)	(34,608)	(49,857)
Development costs	(24,358)	(69,887)	(55,286)
Investment in real estate ventures	(21)	(28,261)	(7,022)
Cash distributed from real estate ventures	62,656	66,593	6,246
Proceeds from sale of real estate, net	43,193	44,026	12,466
Net cash used in investing activities	$(48,767)	$(1,852,668)	$(511,441)
Financing Activities
Proceeds from:
Unsecured senior notes	—	1,043,427	445,833
Revolving credit facility	633,950	906,571	429,085
Principal payments on:
Unsecured senior notes	—	(300,000)	(250,000)
Revolving credit facility	(782,950)	(814,471)	(311,285)
Mortgage loans and notes payable	(2,426)	(87,263)	(46,093)
Loan procurement costs	(3,885)	(12,548)	(3,764)
Debt prepayment costs	—	(20,023)	(17,584)
Acquisition of noncontrolling interest in subsidiary, net	—	(3,397)	—
Proceeds from issuance of common shares, net	4,877	965,638	120,727
Cash paid upon vesting of restricted shares	(1,403)	(876)	(686)
Exercise of stock options	1,590	7,865	961
Contributions from noncontrolling interests in subsidiaries	350	8,031	—
Distributions paid to noncontrolling interests in subsidiaries	(7,387)	(246)	(205)
Distributions paid to common shareholders	(387,106)	(273,839)	(256,253)
Distributions paid to noncontrolling interests in Operating Partnership	(2,702)	(8,297)	(2,540)
Net cash (used in) provided by financing activities	$(547,092)	$1,410,572	$108,196
Change in cash, cash equivalents and restricted cash	(4,393)	7,089	(52,212)
Cash, cash equivalents and restricted cash at beginning of period	13,318	6,229	58,441
Cash, cash equivalents and restricted cash at end of period	$8,925	$13,318	$6,229
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$92,293	$79,148	$80,792
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(700)	$—	$(2,623)
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$61,423
Discount on issuance of unsecured senior notes	$—	$6,573	$4,167
Mortgage loan assumptions	$—	$40,880	$169,056
Accretion of put liability	$2,444	$9,777	$7,917
Derivative valuation adjustment	$81	$81	$81
Issuance of OP units (see note 4)	$—	$—	$186,933
Contributions from noncontrolling interests in subsidiaries	$3,340	$3,373	$682

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31,
	2022	2021

ASSETS
Storage properties	$7,295,778	$7,183,494
Less: Accumulated depreciation	(1,247,775)	(1,085,824)
Storage properties, net (including VIE assets of $167,180 and $149,467, respectively)	6,048,003	6,097,670
Cash and cash equivalents	6,064	11,140
Restricted cash	2,861	2,178
Loan procurement costs, net of amortization	5,182	2,322
Investment in real estate ventures, at equity	105,993	119,751
Assets held for sale	3,745	49,313
Other assets, net	153,982	265,705
Total assets	$6,325,830	$6,548,079

LIABILITIES AND CAPITAL
Unsecured senior notes, net	$2,772,350	$2,768,209
Revolving credit facility	60,900	209,900
Mortgage loans and notes payable, net	162,918	167,676
Lease liabilities - finance leases	65,758	65,801
Accounts payable, accrued expenses and other liabilities	213,297	199,985
Distributions payable	111,190	97,417
Deferred revenue	38,757	37,144
Security deposits	1,087	1,065
Liabilities held for sale	1,773	2,502
Total liabilities	3,428,030	3,549,699

Limited Partnership interests of third parties	57,419	108,220

Commitments and contingencies

Capital
Operating Partner	2,826,694	2,872,133
Accumulated other comprehensive loss	(491)	(570)
Total CubeSmart, L.P. capital	2,826,203	2,871,563
Noncontrolling interests in subsidiaries	14,178	18,597
Total capital	2,840,381	2,890,160
Total liabilities and capital	$6,325,830	$6,548,079

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per common unit data)

	For the year ended December 31,
	2022	2021	2020

REVENUES
Rental income	$879,289	$707,751	$581,009
Other property related income	96,166	83,605	70,723
Property management fee income	34,169	31,208	27,445
Total revenues	1,009,624	822,564	679,177
OPERATING EXPENSES
Property operating expenses	293,260	252,104	223,634
Depreciation and amortization	310,610	232,049	156,573
General and administrative	54,623	47,809	41,423
Total operating expenses	658,493	531,962	421,630
OTHER (EXPENSE) INCOME
Interest:
Interest expense on loans	(93,284)	(78,448)	(75,890)
Loan procurement amortization expense	(3,897)	(8,168)	(2,674)
Loss on early extinguishment of debt	—	(20,328)	(18,020)
Equity in earnings of real estate ventures	48,877	25,275	178
Gains from sales of real estate, net	—	32,698	6,710
Other	(10,355)	(10,818)	(240)
Total other expense	(58,659)	(59,789)	(89,936)
NET INCOME	292,472	230,813	167,611
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS
Noncontrolling interest in subsidiaries	722	542	(165)
NET INCOME ATTRIBUTABLE TO CUBESMART L.P.	293,194	231,355	167,446
Operating Partnership interests of third parties	(1,931)	(7,873)	(1,825)
NET INCOME ATTRIBUTABLE TO COMMON UNITHOLDERS	$291,263	$223,482	$165,621

Basic earnings per unit attributable to common unitholders	$1.29	$1.10	$0.85
Diluted earnings per unit attributable to common unitholders	$1.29	$1.09	$0.85

Weighted average basic units outstanding	224,928	203,832	194,147
Weighted average diluted units outstanding	225,881	205,009	194,943

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	For the year ended December 31,
	2022	2021	2020

NET INCOME	$292,472	$230,813	$167,611
Other comprehensive income:
Reclassification of realized losses on interest rate swaps	81	81	81
OTHER COMPREHENSIVE INCOME:	81	81	81
COMPREHENSIVE INCOME	292,553	230,894	167,692
Comprehensive income attributable to Operating Partnership interests of third parties	(1,933)	(7,892)	(1,809)
Comprehensive loss (income) attributable to noncontrolling interest in subsidiaries	722	542	(165)
COMPREHENSIVE INCOME ATTRIBUTABLE TO OPERATING PARTNER	$291,342	$223,544	$165,718

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITAL

(in thousands)

	Number of Common OP		Accumulated Other	Total	Noncontrolling		Operating Partnership
	Units	Operating	Comprehensive	CubeSmart L.P.	Interests in	Total	Interests
	Outstanding	Partner	Income (Loss)	Capital	Subsidiaries	Capital	of Third Parties
Balance at December 31, 2019	193,557	$1,800,075	$(729)	$1,799,346	$7,990	$1,807,336	$62,088
Contributions from noncontrolling interest in subsidiaries					682	682
Distributions paid to noncontrolling interest in subsidiaries					(205)	(205)
Acquisition of noncontrolling interest in subsidiary		—		—	—	—
Issuance of common OP units, net	3,627	120,727		120,727		120,727
Issuance of restricted OP units	60
Issuance of OP units							186,933
Conversion from OP units to shares	100	2,824		2,824		2,824	(2,824)
Exercise of OP unit options	62	961		961		961
Amortization of restricted OP units		4,502		4,502		4,502
OP unit compensation expense		1,952		1,952		1,952
Adjustment for Operating Partnership interests of third parties		(4,230)		(4,230)		(4,230)	4,230
Net income		165,621		165,621	165	165,786	1,825
Other comprehensive income (loss), net		—	97	97		97	(16)
Common OP unit distributions ($1.33 per unit)		(259,584)		(259,584)		(259,584)	(2,822)
Balance at December 31, 2020	197,406	$1,832,848	$(632)	$1,832,216	$8,632	$1,840,848	$249,414
Contributions from noncontrolling interest in subsidiaries					11,404	11,404
Distributions paid to noncontrolling interest in subsidiaries					(246)	(246)
Acquisition of noncontrolling interest in subsidiary		(2,746)		(2,746)	(651)	(3,397)
Issuance of common OP units, net	20,508	965,638		965,638		965,638
Issuance of restricted OP units	66
Issuance of OP units							—
Conversion from OP units to shares	5,519	305,015		305,015		305,015	(305,015)
Exercise of OP unit options	419	7,865		7,865		7,865
Amortization of restricted OP units		4,941		4,941		4,941
OP unit compensation expense		2,271		2,271		2,271
Adjustment for Operating Partnership interests of third parties		(164,109)		(164,109)		(164,109)	164,109
Net income (loss)		223,482		223,482	(542)	222,940	7,873
Other comprehensive income, net			62	62		62	19
Common OP unit distributions ($1.45 per unit)		(303,072)		(303,072)		(303,072)	(8,180)
Balance at December 31, 2021	223,918	$2,872,133	$(570)	$2,871,563	$18,597	$2,890,160	$108,220
Contributions from noncontrolling interest in subsidiaries					3,690	3,690
Distributions paid to noncontrolling interest in subsidiaries					(7,387)	(7,387)
Issuance of common OP units, net	102	4,877		4,877		4,877
Issuance of restricted OP units	56	1		1		1
Conversion from OP units to shares	475	22,948		22,948		22,948	(22,948)
Exercise of OP unit options	52	1,590		1,590		1,590
Amortization of restricted OP units		5,134		5,134		5,134
OP unit compensation expense		2,543		2,543		2,543
Adjustment for Operating Partnership interests of third parties		27,203		27,203		27,203	(27,203)
Net income (loss)		291,263		291,263	(722)	290,541	1,931
Other comprehensive income, net			79	79		79	2
Common OP unit distributions ($1.78 per unit)		(400,998)		(400,998)		(400,998)	(2,583)
Balance at December 31, 2022	224,603	$2,826,694	$(491)	$2,826,203	$14,178	$2,840,381	$57,419

See accompanying notes to the consolidated financial statements.

CUBESMART, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2022	2021	2020
Operating Activities
Net income	$292,472	$230,813	$167,611
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	314,507	240,217	159,247
Non-cash portion of interest expense related to finance leases	(43)	202	—
Loss on early extinguishment of debt	—	20,328	18,020
Equity in earnings of real estate ventures	(48,877)	(25,275)	(178)
Gains from sales of real estate, net	—	(32,698)	(6,710)
Equity compensation expense	9,081	8,088	7,140
Accretion of fair market value adjustment of debt	(1,099)	(2,037)	(259)
Changes in other operating accounts:
Other assets	3,498	(9,247)	(9,674)
Accounts payable and accrued expenses	20,395	14,871	13,922
Other liabilities	1,532	3,923	1,914
Net cash provided by operating activities	$591,466	$449,185	$351,033
Investing Activities
Acquisitions of storage properties	(89,004)	(151,547)	(417,988)
Acquisition of LAACO, Ltd., net of cash acquired	—	(1,678,984)	—
Additions and improvements to storage properties	(41,233)	(34,608)	(49,857)
Development costs	(24,358)	(69,887)	(55,286)
Investment in real estate ventures	(21)	(28,261)	(7,022)
Cash distributed from real estate ventures	62,656	66,593	6,246
Deposit of escrows
Proceeds from sale of real estate, net	43,193	44,026	12,466
Net cash used in investing activities	$(48,767)	$(1,852,668)	$(511,441)
Financing Activities
Proceeds from:
Unsecured senior notes	—	1,043,427	445,833
Revolving credit facility	633,950	906,571	429,085
Principal payments on:
Unsecured senior notes	—	(300,000)	(250,000)
Revolving credit facility	(782,950)	(814,471)	(311,285)
Mortgage loans and notes payable	(2,426)	(87,263)	(46,093)
Loan procurement costs	(3,885)	(12,548)	(3,764)
Debt prepayment costs	—	(20,023)	(17,584)
Acquisition of noncontrolling interest in subsidiary, net	—	(3,397)	—
Proceeds from issuance of common OP units	4,877	965,638	120,727
Cash paid upon vesting of restricted OP units	(1,403)	(876)	(686)
Exercise of OP unit options	1,590	7,865	961
Contributions from noncontrolling interests in subsidiaries	350	8,031	—
Distributions paid to noncontrolling interests in subsidiaries	(7,387)	(246)	(205)
Distributions paid to common OP unitholders	(389,808)	(282,136)	(258,793)
Net cash (used in) provided by financing activities	$(547,092)	$1,410,572	$108,196
Change in cash, cash equivalents and restricted cash	(4,393)	7,089	(52,212)
Cash, cash equivalents and restricted cash at beginning of period	13,318	6,229	58,441
Cash, cash equivalents and restricted cash at end of period	$8,925	$13,318	$6,229
Supplemental Cash Flow and Noncash Information
Cash paid for interest, net of interest capitalized	$92,293	$79,148	$80,792
Supplemental disclosure of noncash activities:
Acquisitions of storage properties	$(700)	$—	$(2,623)
Right-of-use assets obtained in exchange for lease liabilities	$—	$—	$61,423
Discount on issuance of unsecured senior notes	$—	$6,573	$4,167
Mortgage loan assumptions	$—	$40,880	$169,056
Accretion of put liability	$2,444	$9,777	$7,917
Derivative valuation adjustment	$81	$81	$81
Issuance of OP units (see note 4)	$—	$—	$186,933
Contributions from noncontrolling interests in subsidiaries	$3,340	$3,373	$682

See accompanying notes to the consolidated financial statements.

CUBESMART AND CUBESMART L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND NATURE OF OPERATIONS

CubeSmart (the “Parent Company”) operates as a self-managed and self-administered real estate investment trust (“REIT”) with its operations conducted solely through CubeSmart, L.P. and its subsidiaries. CubeSmart, L.P., a Delaware limited partnership (the “Operating Partnership”), operates through an umbrella partnership structure, with the Parent Company, a Maryland REIT, as its sole general partner. In the notes to the consolidated financial statements, we use the terms the “Company”, “we” or “our” to refer to the Parent Company and the Operating Partnership together, unless the context indicates otherwise. As of December 31, 2022, the Company owned (or partially owned and consolidated) self-storage properties located in the District of Columbia and 24 states throughout the United States which are presented under one reportable segment: the Company owns, operates, develops, manages and acquires self-storage properties.

As of December 31, 2022, the Parent Company owned approximately 99.4% of the partnership interests (“OP Units”) of the Operating Partnership. The remaining OP Units, consisting exclusively of limited partner interests, are held by persons who contributed their interests in properties to the Operating Partnership in exchange for OP Units. Under the partnership agreement, these persons have the right to tender their OP Units for redemption to the Operating Partnership at any time following a specified restricted period for cash equal to the fair value of an equivalent number of common shares of the Parent Company. In lieu of delivering cash, however, the Parent Company, as the Operating Partnership’s general partner, may, at its option, choose to acquire any OP Units so tendered by issuing common shares in exchange for the tendered OP Units. If the Parent Company so chooses, its common shares will be exchanged for OP Units on a one-for-one basis. This one-for-one exchange ratio is subject to adjustment to prevent dilution. With each such exchange or redemption, the Parent Company’s percentage ownership in the Operating Partnership will increase. In addition, whenever the Parent Company issues common or other classes of its shares, it contributes the net proceeds it receives from the issuance to the Operating Partnership and the Operating Partnership issues to the Parent Company an equal number of OP Units or other partnership interests having preferences and rights that mirror the preferences and rights of the shares issued. This structure is commonly referred to as an umbrella partnership REIT or “UPREIT.”

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

The consolidated results of the Company include results attributable to units of the Operating Partnership that are not owned by the Company. These interests were issued in the form of OP units and were a component of the consideration the Company paid to acquire certain self-storage properties. Limited partners who acquired OP units have the right to require the Operating Partnership to redeem part or all of their OP units for, at the Company’s option, an equivalent number of common shares of the Company or cash based upon the fair value of an equivalent number of common shares of the Company. However, the operating agreement contains certain circumstances that could result in a net cash settlement outside the control of the Company, as the Company does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance discussed above, the Company will continue to record these noncontrolling interests outside of permanent equity in the consolidated balance sheets. Net income or loss related to these noncontrolling interests is excluded from net income or loss in the consolidated statements of operations. The Company has adjusted the carrying value of its noncontrolling interests subject to redemption value to the extent applicable. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Operating Partnership reflected these interests at their redemption value as of December 31, 2022, as the estimated redemption value exceeded their carrying value. Disclosure of such redemption provisions is provided in note 12.

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

Depreciation and Amortization

The costs of self-storage properties and improvements are depreciated using the straight-line method based on useful lives ranging from five to 39 years. Right-of-use assets associated with finance leases are amortized from the lease commencement date to the earlier of the useful life of the right-to-use asset or the end of the lease term. Fully depreciated or amortized assets and the associated accumulated depreciation or amortization are written off. The Company wrote off fully depreciated or amortized real estate assets and in-place lease intangible assets of $32.3 million and $121.6 million, respectively, for the year ended December 31, 2022, and $52.7 million and $59.9 million, respectively, for the year ended December 31, 2021.

Impairment of Long-Lived Assets

We evaluate long-lived assets for impairment when events and circumstances such as declines in occupancy and operating results indicate that there may be an impairment. The carrying value of these long-lived assets is compared to the undiscounted future net operating cash flows, plus a terminal value, attributable to the assets to determine if the asset’s basis is recoverable. If a store’s basis is not considered recoverable, an impairment loss is recorded to the extent the net carrying value of the asset exceeds the fair value. The impairment loss recognized equals the excess of net carrying value over the related fair value of the asset. There were no impairment losses recognized during the years ended December 31, 2022, 2021 and 2020.

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

Typically these criteria are all met when the relevant asset is under contract, significant non-refundable deposits have been made by the potential buyer, the assets are immediately available for transfer, and there are no contingencies related to the sale that may prevent the transaction from closing. However, each potential transaction is evaluated based on its separate facts and circumstances. Assets classified as held for sale are reported at the lesser of carrying value or fair value less estimated costs to sell and are not depreciated. The California Yacht Club acquired through our acquisition of LAACO (defined below) has been classified as held for sale as of December 31, 2022. There were no stores classified as held for sale as of December 31, 2022.

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

Loan Procurement Costs

Loan procurement costs related to borrowings were $53.9 million and $50.1 million as of December 31, 2022 and 2021, respectively, and are reported net of accumulated amortization of $19.8 million and $14.3 million as of December 31, 2022 and 2021, respectively. In accordance with ASU No. 2015-03, Loan procurement costs, net are presented as a direct deduction from the carrying amount of the related debt liability. If there is not an associated debt liability recorded on the consolidated balance sheets, the costs are recorded as an asset net of accumulated amortization. Loan procurement costs associated with the Company’s revolving credit facility remain in Loan procurement costs, net of amortization on the Company’s consolidated balance sheets. The costs are amortized over the estimated life of the related debt using the effective interest method and are reported as Loan procurement amortization expense on the Company’s consolidated statements of operations.

Other Assets

Other assets are comprised of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(in thousands)
Intangible assets, net of accumulated amortization of $2,263 and $12,760, respectively	$1,181	$108,794
Accounts receivable, net	7,932	8,145
Prepaid property taxes	8,033	6,938
Prepaid property and casualty insurance	2,129	3,352
Amounts due from affiliates (see note 14)	15,947	15,417
Assets related to deferred compensation arrangements	55,572	60,297
Right-of-use assets - operating leases	49,491	54,741
Ground lease receivable	6,138	—
Other	7,559	8,021
Total other assets, net	$153,982	$265,705

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

Revenue Recognition

Management has determined that substantially all of the Company’s leases are operating leases. Rental income is recognized in accordance with the terms of the leases, which generally are month-to-month.

The Company recognizes gains from sales of real estate in accordance with the guidance on transfer of nonfinancial assets. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is recognized when a valid contract exists, the collectability of the sales price is reasonably assured and the control of the property has transferred.

Advertising and Marketing Costs

The Company incurs advertising and marketing costs primarily attributable to internet marketing and other media advertisements. These costs are expensed as incurred. The Company incurred $22.4 million, $21.0 million and $16.9 million in advertising and marketing expenses for the years ended December 31, 2022, 2021 and 2020, respectively, which are included in Property operating expenses on the Company’s consolidated statements of operations.

Equity Offering Costs

Underwriting discounts and commissions, financial advisory fees and other offering costs are reflected as a reduction to additional paid-in capital. For the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.2 million, $28.3 million and $1.5 million, respectively, of equity offering costs related to the issuance of common shares.

Other Property Related Income

Other property related income consists of late fees, administrative charges, customer storage protection plan fees, sales of storage supplies and other ancillary revenues and is recognized in the period that it is earned.

Capitalized Interest

The Company capitalizes interest incurred that is directly associated with construction activities until the asset is placed into service. Interest is capitalized to the related asset(s) using the weighted average rate of the Company’s outstanding debt. For the years ended December 31, 2022, 2021 and 2020, the Company capitalized $1.3 million, $1.9 million and $2.7 million, respectively, of interest incurred that is directly associated with construction activities.

Derivative Financial Instruments

The Company carries all derivatives on the balance sheet at fair value. The Company determines the fair value of derivatives by observable prices that are based on inputs not quoted on active markets, but corroborated by market data. The accounting for changes in the fair value of a derivative instrument depends on whether the derivative has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company’s use of derivative instruments has been limited to cash flow hedges of certain interest rate risks. The Company had no outstanding derivatives as of December 31, 2022 or 2021.

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

Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to differences in cost basis, the estimated useful lives used to compute depreciation, and the allocation of net income and loss for financial versus tax reporting purposes. The net tax basis in the Company’s assets was approximately $6,145.8 million and $6,113.5 million as of December 31, 2022 and 2021, respectively.

Since the Company’s initial quarter as a publicly-traded REIT, it has made regular quarterly distributions to its shareholders. Distributions to shareholders are usually taxable as ordinary income, although a portion of the distribution may be designated as capital gain or may constitute a tax-free return of capital. Annually, the Company provides each of its shareholders a statement detailing the tax characterization of dividends paid during the preceding year as ordinary income, capital gain or return of capital. The characterization of the Company’s dividends for 2022 consisted of an 88.7377% ordinary income distribution and an 11.2623% capital gain distribution.

The Company is subject to a 4% federal excise tax if sufficient taxable income is not distributed within prescribed time limits. The excise tax equals 4% of the annual amount, if any, by which the sum of (a) 85% of the Company’s ordinary income, (b) 95% of the Company’s net capital gains and (c) 100% of prior taxable income exceeds cash distributions and certain taxes paid by the Company. No excise tax was incurred in 2022, 2021 or 2020.

Taxable REIT subsidiaries are subject to federal and state income taxes. Our taxable REIT subsidiaries had a net deferred tax liability of $1.0 million and $0.7 million as of December 31, 2022 and 2021, respectively.

Earnings per Share and Unit

Basic earnings per share and unit are calculated based on the weighted average number of common shares and restricted shares outstanding during the period. Diluted earnings per share and unit is calculated by further adjusting for the dilutive impact of share options, unvested restricted shares and contingently issuable shares outstanding during the period using the treasury stock method. Potentially dilutive securities calculated under the treasury stock method were 953,000, 1,177,000 and 796,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

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

Investments in Unconsolidated Real Estate Ventures

The Company accounts for its investments in unconsolidated real estate ventures under the equity method of accounting when it is determined that the Company has the ability to exercise significant influence over the venture. Under the equity method, investments in unconsolidated real estate ventures are recorded initially at cost, as investments in real estate ventures, and subsequently adjusted for equity in earnings (losses), cash contributions, distributions and impairments. On a periodic basis, management assesses whether there are any indicators that the value of the Company’s investments in unconsolidated real estate ventures may be other than temporarily impaired. An investment is impaired only if the fair value of the investment, as estimated by management, is less than the carrying value of the investment and the decline is other than temporary. To the extent impairment that is other than temporary has occurred, the loss shall be measured as the excess of the carrying amount of the investment over the fair value of the investment, as estimated by management. The determination as to whether impairment exists requires significant management judgment about the fair value of the Company’s ownership interest. Fair value is determined through various valuation techniques, including but not limited to, discounted cash flow models, quoted market values and third-party appraisals. There were no impairment losses related to the Company’s investments in unconsolidated real estate ventures recognized during the years ended December 31, 2022 and 2021.

Differences between the Company's net investment in unconsolidated real estate ventures and its underlying equity in the net assets of the ventures are primarily a result of the Company acquiring interests in existing unconsolidated real estate ventures. As of December 31, 2022 and 2021, the Company’s net investment in unconsolidated real estate ventures was greater than its underlying equity in the net assets of the unconsolidated real estate ventures by an aggregate of $32.7 million and $33.6 million, respectively. These differences are amortized over the lives of the self-storage properties owned by the real estate ventures. This amortization is included in equity in earnings of real estate ventures on the Company’s consolidated statements of operations.

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

Concentration of Credit Risk

The Company’s stores are located in major metropolitan and rural areas and have numerous customers per store. No single customer represents a significant concentration of our revenues. The stores in New York, Florida, California and Texas provided approximately 16%, 15%, 11% and 9%, respectively, of the Company’s total revenues for the year ended December 31, 2022. The stores in New York, Florida, Texas and California provided approximately 19%, 15%, 9% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2021. The stores in New York, Florida, Texas and California provided approximately 16%, 15%, 9% and 8%, respectively, of the Company’s total revenues for the year ended December 31, 2020.

3.  STORAGE PROPERTIES

The book value of the Company’s real estate assets is summarized as follows:

	December 31,
	2022	2021

	(in thousands)
Land	$1,588,138	$1,565,463
Buildings and improvements	5,483,506	5,368,383
Equipment	144,605	129,531
Construction in progress	37,584	78,221
Right-of-use assets - finance leases	41,945	41,896
Storage properties	7,295,778	7,183,494
Less: Accumulated depreciation	(1,247,775)	(1,085,824)
Storage properties, net	$6,048,003	$6,097,670

The following table summarizes the Company’s acquisition and disposition activity for the years ended December 31, 2022, 2021 and 2020:

			Number of	Purchase / Sale Price
Asset/Portfolio	Metropolitan Statistical Area	Transaction Date	Stores	(in thousands)

2022 Acquisitions:

Maryland Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	February 2022	1	$32,000
Texas Asset	San Antonio, TX	June 2022	1	23,000
Georgia Asset	Atlanta, GA	July 2022	1	20,700
			3	$75,700

2021 Acquisitions:

Minnesota Asset (1)	Minneapolis-St. Paul-Bloomington, MN-WI	April 2021	1	$12,000
Maryland Asset	Baltimore-Towson, MD	June 2021	1	22,075
New Jersey/Pennsylvania Assets	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	July 2021	2	33,000
Florida Asset	Miami-Fort Lauderdale-Pompano Beach, FL	November 2021	1	14,750
Georgia Asset	Atlanta-Sandy Springs-Marietta, GA	November 2021	1	15,200
Pennsylvania Asset	Philadelphia-Camden-Wilmington, PA-NJ-DE-MD	November 2021	1	24,500
Nevada Asset	Las Vegas-Paradise, NV	December 2021	1	21,000
Storage West Assets	Various (see note 4)	December 2021	57	1,648,426	(2)
Illinois Asset	Chicago-Naperville-Joliet, IL-IN-WI	December 2021	1	10,300
			66	$1,801,251

2021 Dispositions:

Colorado/Nevada Assets	Denver-Aurora, CO / Las Vegas-Paradise, NV	September 2021	2	$16,900
North Carolina Assets	Burlington, NC	September 2021	2	21,700
Texas Asset	Houston-Sugar Land-Baytown, TX	November 2021	1	5,200
			5	$43,800

2020 Acquisitions:

Texas Asset	San Antonio, TX	February 2020	1	$9,025
Maryland Asset	Baltimore-Towson, MD	April 2020	1	17,200
New Jersey Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	April 2020	1	48,450
Florida Asset	Palm Bay-Melbourne-Titusville, FL	November 2020	1	3,900
Texas Asset	Austin-Round Rock, TX	November 2020	1	10,750
Texas Asset	Dallas-Fort Worth-Arlington, TX	November 2020	1	10,150
Nevada Asset	Las Vegas-Paradise, NV	December 2020	1	16,800
New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	6,750
Florida Asset	Tampa-St. Petersburg-Clearwater, FL	December 2020	1	10,000
Virginia Asset	Washington-Arlington-Alexandria, DC-VA-MD-WV	December 2020	1	17,350
Storage Deluxe Assets	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	8	540,000
Florida Assets	Orlando-Kissimmee, FL / Deltona-Daytona Beach-Ormond Beach, FL	December 2020	3	45,500
			21	$735,875

2020 Disposition:

New York Asset	New York-Northern New Jersey-Long Island, NY-NJ-PA	December 2020	1	$12,750
			1	$12,750

(1)	Acquired by a consolidated joint venture in which the Company holds a 50% interest.

(2)	Purchase price represents the acquisition of all 167,557 outstanding partnership units of LAACO, Ltd. (“LAACO”) for $9,838 per unit. At the time of the acquisition, LAACO owned 57 storage properties (the “Storage West Assets”) and 50% ownership interests in two separate joint ventures. Through this acquisition, the Company also acquired LAACO’s wholly-owned subsidiaries, the Los Angeles Athletic Club and the California Yacht Club (the “Club Operations”). The Los Angeles Athletic Club was sold by the Company during the year ended December 31, 2022. The California Yacht Club is classified as held for sale on the Company’s consolidated balance sheets as of December 31, 2022 (see note 4).

4.  INVESTMENT ACTIVITY

2022 Acquisitions

During the year ended December 31, 2022, the Company acquired three stores located in Georgia (1), Maryland (1) and Texas (1) for an aggregate purchase price of $75.7 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $3.4 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the year ended December 31, 2022 was approximately $2.3 million.

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

2022 Dispositions

During the year December 31, 2022, the Company sold the Los Angeles Athletic Club, which it purchased in December 2021 as part of the LAACO acquisition, for $44.0 million. No gain or loss was recognized in conjunction with the sale.

Assets Held for Sale

As of December 31, 2022, the Company determined that the California Yacht Club (the "CYC") met the criteria to be classified as held for sale. Accordingly, the assets and liabilities associated with the CYC have been categorized as held for sale within the Company’s consolidated balance sheets. As of December 31, 2022, the estimated fair value less selling costs of the CYC was greater than the carrying value of the CYC, and therefore no loss has been recorded in the current period.

Development Activity

As of December 31, 2022, the Company had invested in joint ventures to develop two self-storage properties located in New Jersey (1) and New York (1). Construction for these projects is expected to be completed by the second quarter of 2024. As of December 31, 2022, development costs incurred to date for these projects totaled $27.6 million. Total construction costs for these projects are expected to be $64.0 million. These costs are capitalized to construction in progress while the projects are under development and are reflected in Storage properties on the Company’s consolidated balance sheets.

The Company has completed the construction of and opened for operation the following stores since January 1, 2020. The costs associated with the construction of these stores are capitalized to land, building and improvements, as well as equipment and are reflected in Storage properties on the Company’s consolidated balance sheets.

			CubeSmart
	Number of		Ownership	Total
Store Location	Stores	Date Opened	Interest	Construction Costs
				(in thousands)

Valley Stream, NY	1	Q3 2022	51%	$39,000
Vienna, VA (1)	1	Q2 2022	80%	21,800
Newton, MA (2)	1	Q4 2021	100%	20,800
East Meadow, NY (3)	1	Q2 2021	100%	25,900
King of Prussia, PA	1	Q2 2021	70%	22,800
Arlington, VA (1)	1	Q1 2021	90%	26,400
Brooklyn, NY (3)	1	Q2 2020	100%	45,900
	7			$202,600

(1)	Each of these stores are located adjacent to an existing consolidated joint venture store. Given this proximity, each of these stores has been combined with the adjacent existing store in our store count upon opening, as well as for operational and reporting purposes.

(2)	During the fourth quarter of 2021, the Company, through a joint venture in which it owned a 90% interest that was previously consolidated, completed the construction of this store and it was opened for operation. On December 14, 2021, the Company acquired the 10% interest of the noncontrolling member in the venture that owned the store for $3.4 million. Prior to this transaction, the noncontrolling member’s interest in this venture was reported in Noncontrolling interests in subsidiaries on the consolidated balance sheets. Since the Company retained its controlling interest in the venture and the store is now wholly owned, this transaction was accounted for as an equity transaction. The carrying amount of the noncontrolling interest was reduced to zero to reflect the purchase and the difference between the purchase price paid by the Company and the carrying amount of the noncontrolling interest of $2.7 million was recorded as an adjustment to equity attributable to the Company, with no gain or loss recorded. The $13.2 million related party loan extended by the Company to the venture that owned the store was repaid in conjunction with the Company’s acquisition of the noncontrolling member’s ownership interest.

(3)	These stores were previously owned by two separate consolidated joint ventures, of which the Company held a 51% ownership interest in each. On September 29, 2020, the noncontrolling member in the venture that owned the Brooklyn, NY store put its 49% interest in the venture to the Company for $10.0 million, of which $1.0 million was paid in cash. The Company issued 276,497 OP Units that were valued at approximately $9.0 million as consideration for the remainder of the purchase price (see note 12). On June 29, 2021, the noncontrolling member in the venture that owned the East Meadow, NY store put its 49% interest in the venture to the Company for $6.6 million. The cash payments related to these transactions are included in Development costs in the consolidated statements of cash flows.

LAACO Acquisition

On December 9, 2021, the Company acquired all outstanding partnership units of LAACO, the owner of the Storage West Assets and, as a result, LAACO became a wholly-owned subsidiary of the Company. The 57 Storage West Assets are located in Arizona (17), California (20), Nevada (13) and Texas (7). Through its acquisition of LAACO, the Company also acquired a 50% interest in two separate unconsolidated joint ventures, each of which own one storage property in California (see note 5). In addition, through this acquisition, the Company also acquired the Club Operations, which included the Los Angeles Athletic Club (consisting of athletic facilities, food and beverage operations and a hotel) and the CYC (consisting of sports facilities, food and beverage operations and a marina). During the year ended December 31, 2022, the Company sold the Los Angeles Athletic Club (see above). As of December 31, 2022, the CYC is classified as held for sale on the Company’s consolidated balance sheets.

The following summarizes the relevant components contemplated in the acquisition of LAACO:

Amount
(in thousands)
Costs contemplated:
Capitalized costs:
LAACO partnership units (1)	$1,648,426
Long-term debt assumed and repaid at closing	40,880
Payments to LAACO management (capitalized) (2)	16,807
Other transaction costs (3)	13,407
Total capitalized costs	$1,719,520
Payments and anticipated payments to LAACO management (expensed) (2)	25,144
Total costs contemplated	$1,744,664

Estimated fair value of Club Operations (included in total costs contemplated above)	$46,800

(1)	Represents the acquisition of all 167,557 outstanding partnership units for $9,838 per unit.

(2)	Upon the acquisition of LAACO, the Company assumed severance obligations payable to certain employees pursuant to pre-existing agreements. Based on the specific details of the arrangements, $16.8 million in costs were capitalized to the basis of the acquired properties while $25.1 million were considered post-combination compensation expenses. Of this $25.1 million, $10.3 million and $14.8 million were included in the component of other (expense) income designated as Other for the years ended December 31, 2022 and 2021, respectively.

(3)	Includes consulting fees, legal fees, and other costs.

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

Intangible assets (included above in Other assets, net) consisted of in-place leases, which aggregated to $109.7 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2022 and 2021 was approximately $100.6 million and $9.1 million, respectively.

Other 2021 Acquisitions

During the year ended December 31, 2021, the Company acquired eight additional stores located in Florida (1), Georgia (1), Illinois (1), Maryland (1), Nevada (1), New Jersey (1) and Pennsylvania (2) for an aggregate purchase price of approximately $140.8 million. Also, a consolidated joint venture, in which the Company holds a 50% interest, acquired a store in Minnesota for a purchase price of $12.0 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition-related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.9 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases is 12 months and the amortization expense that was recognized during the years ended December 31, 2022 and 2021 was approximately $8.3 million and $3.6 million, respectively.

2021 Dispositions

During the year ended December 31, 2021, the Company sold five stores located in Colorado (1), Nevada (1), North Carolina (2) and Texas (1) for an aggregate sales price of $43.8 million. In conjunction with the sales, the Company recorded gains that totaled $32.7 million.

2020 Acquisitions

The Company acquired a portfolio of eight stores located in the outer boroughs of New York City (the “Storage Deluxe Assets”), in two separate tranches during December 2020, for an aggregate purchase price of $540.0 million. In connection with the acquisition of the Storage Deluxe Assets, the Company assumed six mortgage loans with an aggregate outstanding principal amount of $154.4 million at the time of acquisition, one of which had an outstanding principal balance of $33.2 million and was repaid immediately. The assumed mortgage debt was recorded at a fair value of $169.2 million, which includes an aggregate net premium of $14.8 million to reflect the estimated fair value of the debt at the time of assumption. The remainder of the purchase price was funded with $210.5 million of cash and $175.1 million through the issuance of 5,272,023 OP Units (see note 12). In connection with the acquisition of the Storage Deluxe Assets, which was accounted for as an asset acquisition, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $48.6 million at the time of the acquisition and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the year ended December 31, 2021 was approximately $48.6 million. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2022. Additionally, as part of the transaction, the Company assumed three existing ground leases as lessee, two of which have been classified as finance leases and one of which has been classified as an operating lease (see note 13).

During the year ended December 31, 2020, the Company acquired 13 additional stores located in Florida (5), Maryland (1), Nevada (1), New Jersey (1), New York (1), Texas (3) and Virginia (1) for an aggregate purchase price of approximately $195.9 million. In connection with these transactions, which were accounted for as asset acquisitions, the Company allocated the purchase price and acquisition related costs to the tangible and intangible assets acquired based on fair value. Intangible assets consisted of in-place leases, which aggregated to $11.4 million at the time of the acquisitions and prior to amortization of such amounts. The estimated life of these in-place leases was 12 months and the amortization expense that was recognized during the years ended December 31, 2021 and 2020 was approximately $9.3 million and $2.1 million, respectively. There was no amortization expense recognized for these in-place leases during the year ended December 31, 2022.

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

5. INVESTMENT IN UNCONSOLIDATED REAL ESTATE VENTURES

The Company’s investments in unconsolidated real estate ventures are summarized as follows (dollars in thousands):

	CubeSmart	Number of Stores as of		Carrying Value of Investment as of
	Ownership	December 31,		December 31,
Unconsolidated Real Estate Ventures	Interest	2022	2021	2022	2021
Fontana Self Storage, LLC ("Fontana") (1)	50%	1	1	$13,789	$14,225
Rancho Cucamonga Self Storage, LLC ("RCSS") (1)	50%	1	1	20,994	21,536
191 V CUBE LLC ("HVP V") (2)	20%	6	5	14,318	16,080
191 IV CUBE Southeast LLC ("HVPSE") (3)	10%	-	14	—	4,541
191 IV CUBE LLC ("HVP IV")	20%	28	28	19,853	23,223
CUBE HHF Northeast Venture LLC ("HHFNE")	10%	13	13	1,101	1,291
CUBE HHF Limited Partnership ("HHF")	50%	28	28	35,938	38,855
		77	90	$105,993	$119,751

(1)	On December 9, 2021, the Company completed the acquisition of LAACO, which included a 50% interest in Fontana and RCSS, each of which owns one self-storage property in California. As of the date of acquisition, the Company recognized differences between the Company’s equity investment in Fontana and RCSS and the underlying equity reflected at the venture level. As of December 31, 2022, this difference was $13.1 million for Fontana and $19.6 million for RCSS. These differences are being amortized over the expected useful life of the self-storage properties owned by the ventures.

(2)	During the year ended December 31, 2022, HVP V acquired one store located in New Jersey for a purchase price of $33.2 million. The Company contributed $0.1 million towards this purchase, which was primarily funded by HVP V's secured term loan.

(3)	On August 30, 2022, HVPSE sold all 14 of its stores to an unaffiliated third-party buyer for an aggregate sales price of $235.0 million. The stores owned by HVPSE were located in Florida (2), Georgia (8) and South Carolina (4). As of the transaction date, HVPSE had an $81.6 million secured term loan, which was repaid in full at the time of the sale. Net proceeds to the venture from the transaction totaled $150.1 million, of which $49.9 million were distributed to the Company. The venture recorded gains which aggregated to approximately $114.1 million in connection with the sale. As of December 31, 2022, the venture retained cash of $3.5 million to pay venture-level expenses. After such expenses are paid, any remaining proceeds will be distributed to the venture’s partners per the terms of the operating agreement.

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

The amounts reflected in the following table are based on the historical financial information of the Ventures. The following is a summary of the financial position of the Ventures as of December 31, 2022 and 2021:

	December 31,
	2022	2021

Assets	(in thousands)
Storage properties, net	$741,563	$850,250
Other assets	11,708	34,760
Total assets	$753,271	$885,010

Liabilities and equity
Debt	$468,783	$526,972
Other liabilities	16,626	14,500
Equity
CubeSmart	73,289	86,083
Joint venture partners	194,573	257,455
Total liabilities and equity	$753,271	$885,010

The following is a summary of results of operations of the Ventures for the years ended December 31, 2022, 2021 and 2020:

	For the year ended December 31,
	2022	2021	2020

	(in thousands)
Total revenues	$102,910	$88,449	$67,239
Operating expenses	(42,408)	(37,967)	(30,755)
Other expenses	(484)	(1,138)	(430)
Interest expense, net	(15,568)	(12,031)	(11,585)
Depreciation and amortization	(36,866)	(37,805)	(33,086)
Gains from sale of real estate, net	114,107	46,966	—
Net income (loss)	$121,691	$46,474	$(8,617)
Company’s share of net income (loss)	$48,877	$25,275	$178

6.  UNSECURED SENIOR NOTES

The Company’s unsecured senior notes are summarized as follows (collectively referred to as the “Senior Notes”):

	December 31,		Effective	Issuance	Maturity
Unsecured Senior Notes	2022	2021	Interest Rate	Date	Date

	(in thousands)
$300M 4.000% Guaranteed Notes due 2025 (1)	$300,000	$300,000	3.99%	Various (1)	Nov-25
$300M 3.125% Guaranteed Notes due 2026	300,000	300,000	3.18%	Aug-16	Sep-26
$550M 2.250% Guaranteed Notes due 2028	550,000	550,000	2.33%	Nov-21	Dec-28
$350M 4.375% Guaranteed Notes due 2029	350,000	350,000	4.46%	Jan-19	Feb-29
$350M 3.000% Guaranteed Notes due 2030	350,000	350,000	3.04%	Oct-19	Feb-30
$450M 2.000% Guaranteed Notes due 2031	450,000	450,000	2.10%	Oct-20	Feb-31
$500M 2.500% Guaranteed Notes due 2032	500,000	500,000	2.59%	Nov-21	Feb-32
Principal balance outstanding	2,800,000	2,800,000
Less: Discount on issuance of unsecured senior notes, net	(11,801)	(13,455)
Less: Loan procurement costs, net	(15,849)	(18,336)
Total unsecured senior notes, net	$2,772,350	$2,768,209

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

The indenture under which the Senior Notes were issued restricts the ability of the Operating Partnership and its subsidiaries to incur debt unless the Operating Partnership and its consolidated subsidiaries comply with a leverage ratio not to exceed 60% and an interest coverage ratio of more than 1.5:1.0 after giving effect to the incurrence of the debt. The indenture also restricts the ability of the Operating Partnership and its subsidiaries to incur secured debt unless the Operating Partnership and its consolidated subsidiaries comply with a secured debt leverage ratio not to exceed 40% after giving effect to the incurrence of the debt. The indenture also contains other financial and customary covenants, including a covenant not to own unencumbered assets with a value less than 150% of the unsecured indebtedness of the Operating Partnership and its consolidated subsidiaries. As of and for the year ended December 31, 2022, the Operating Partnership was in compliance with all of the financial covenants under the Senior Notes.

7.  REVOLVING CREDIT FACILITY

On December 9, 2011, the Company entered into a credit agreement (the “Credit Facility”), which was subsequently amended and restated. On October 26, 2022, the Company again amended and restated, in its entirety, the Credit Facility (the “Second Amended and Restated Credit Facility”) which, subsequent to the amendment and restatement, is comprised of an $850.0 million unsecured revolving credit facility (the “Revolver”) maturing on February 15, 2027. Under the Second Amended and Restated Credit Facility, pricing on the Revolver is dependent upon the Company’s unsecured debt credit ratings and leverage levels. At the Company’s current unsecured debt credit ratings and leverage levels, amounts drawn under the Revolver are priced using a margin of 0.775% plus a facility fee of 0.15% over SOFR and a 0.10% SOFR adjustment.

As of December 31, 2022, borrowings under the Revolver had an interest rate of 5.33%. Additionally, as of December 31, 2022, $788.5 million was available for borrowing under the Revolver. The available balance under the Revolver is reduced by an outstanding letter of credit of $0.6 million.

Under the Second Amended and Restated Credit Facility, the Company’s ability to borrow under the Revolver is subject to ongoing compliance with certain financial covenants which include, among other things, (1) a maximum total indebtedness to total asset value of 60.0%, and (2) a minimum fixed charge coverage ratio of 1.5:1.0. As of and for the year ended December 31, 2022, the Operating Partnership was in compliance with all of its financial covenants.

8.  MORTGAGE LOANS AND NOTES PAYABLE

The Company’s mortgage loans and notes payable are summarized as follows:

	Carrying Value as of
	December 31,		Effective	Maturity
Mortgage Loans and Notes Payable	2022	2021	Interest Rate	Date

	(in thousands)
Nashville V, TN	$2,148	$2,206	3.85%	Jun-23
New York, NY	28,669	29,340	3.51%	Jun-23
Annapolis I, MD	4,906	5,099	3.78%	May-24
Brooklyn XV, NY	15,093	15,423	2.15%	May-24
Long Island City IV, NY	12,270	12,580	2.15%	May-24
Long Island City II, NY	18,283	18,714	2.25%	Jul-26
Long Island City III, NY	18,290	18,723	2.25%	Aug-26
Flushing II, NY	54,300	54,300	2.15%	Jul-29
Principal balance outstanding	153,959	156,385
Plus: Unamortized fair value adjustment	10,228	12,981
Less: Loan procurement costs, net	(1,269)	(1,690)
Total mortgage loans and notes payable, net	$162,918	$167,676

As of December 31, 2022 and 2021, the Company’s mortgage loans and notes payable were secured by certain of its self-storage properties with net book values of approximately $442.9 million and $450.7 million, respectively. The following table represents the future principal payment requirements on the outstanding mortgage loans and notes payable as of December 31, 2022 (in thousands):

2023	$32,591
2024	32,329
2025	979
2026	33,760
2027	—
2028 and thereafter	54,300
Total mortgage payments	153,959
Plus: Unamortized fair value adjustment	10,228
Less: Loan procurement costs, net	(1,269)
Total mortgage loans and notes payable, net	$162,918

9.  ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss represents unrealized losses on interest rate swaps (see note 10). The following table summarizes the changes in accumulated other comprehensive loss for the years ended December 31, 2022 and 2021.

	December 31,
	2022	2021

	(in thousands)
Beginning balance	$(575)	$(656)
Reclassification of realized losses on interest rate swaps (1)	81	81
Ending balance	(494)	(575)
Less: portion included in noncontrolling interests in the Operating Partnership	3	5
Total accumulated other comprehensive loss included in equity	$(491)	$(570)

(1)	See note 10 for additional information about the effects of the amounts reclassified.

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

The Company formally assesses, both at inception of a hedge and on an on-going basis, whether each derivative is highly-effective in offsetting changes in cash flows of the hedged item. If management determines that the derivative is highly-effective as a hedge, then the Company accounts for the derivative using hedge accounting, pursuant to which gains or losses inherent in the derivative do not impact the Company’s results of operations. If management determines that the derivative is not highly-effective as a hedge or if a derivative ceases to be a highly-effective hedge, the Company discontinues hedge accounting prospectively and reflects in its consolidated statement of operations realized and unrealized gains and losses with respect to the derivative. As of December 31, 2022 and 2021, all derivative instruments entered into by the Company had been settled.

On December 24, 2018, the Company entered into interest rate swap agreements with notional amounts that aggregated to $150.0 million (the “Interest Rate Swaps”) to protect the Company against adverse fluctuations in interest rates by reducing exposure to variability in cash flows relating to interest payments on a forecasted issuance of long-term debt. The Interest Rate Swaps qualified and were designated as cash flow hedges. Accordingly, the Interest Rate Swaps were recorded on the consolidated balance sheet at fair value and the related gains or losses were deferred in shareholders’ equity as accumulated other comprehensive income or loss. These deferred gains and losses were amortized into interest expense during the period or periods in which the related interest payments affected earnings. On January 24, 2019, in conjunction with the issuance of $300.0 million of outstanding 4.375% senior notes due 2029 (the “2029 Notes”), the Company settled the Interest Rate Swaps for $0.8 million. The $0.8 million termination premium will be reclassified from accumulated other comprehensive loss as an increase to interest expense over the life of the 2029 Notes, which mature on February 15, 2029. The change in unrealized losses on interest rate swaps reflects a reclassification of $0.1 million of unrealized losses from accumulated other comprehensive loss as an increase to interest expense during 2022. The Company estimates that $0.1 million will be reclassified as an increase to interest expense in 2023.

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

The fair values of financial instruments, including cash and cash equivalents, restricted cash, accounts receivable, other financial instruments included in other assets, accounts payable, accrued expenses and other liabilities approximate their respective carrying values at December 31, 2022 and 2021.

The following table summarizes the carrying value and estimated fair value of the Company’s debt as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

	(in thousands)
Carrying value	$2,996,168	$3,145,785
Fair value	2,568,103	3,256,128

The fair value of debt estimates were based on a discounted cash flow analysis assuming market interest rates for comparable obligations as of December 31, 2022 and 2021. The Company estimates the fair value of its fixed-rate debt and the credit spreads over variable market rates on its variable-rate debt by discounting the future cash flows of each instrument at estimated market rates or credit spreads consistent with the maturity of the debt obligation with similar credit policies, which is classified within level 2 of the fair value hierarchy. Rates and credit spreads take into consideration general market conditions and maturity.

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

		CubeSmart
	Number	Ownership	December 31, 2022
Consolidated Joint Ventures	of Stores	Interest	Total Assets	Total Liabilities	Related Party Loans (1)

			(in thousands)
1074 Raritan Road, LLC ("Clark")	1	90%	$3,500	$5	$—
Astoria Investors, LLC ("Astoria")	1	70%	24,763	10,161	9,238
CS 750 W Merrick Rd, LLC ("Merrick")	1	51%	37,140	17,142	—
CS Lock Up Anoka, LLC ("Anoka")	1	50%	10,934	5,581	5,540
CS Valley Forge Village Storage, LLC ("VFV")	1	70%	20,576	14,863	14,792
CS Vienna, LLC ("Vienna")	1	80%	32,400	35,085	34,875
SH3, LLC ("SH3")	1	90%	38,165	274	—
	7		$167,478	$83,111	$64,445

(1)	Related party loans represent amounts payable from the joint venture to the Company and are included in total liabilities within the table above. The loans and related party interest have been eliminated for consolidation purposes.

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

Approximately 0.6% and 0.8% of the outstanding OP Units as of December 31, 2022 and 2021, respectively, were not owned by CubeSmart, the sole general partner. The interests in the Operating Partnership represented by these OP Units were a component of the consideration that the Operating Partnership paid to acquire certain self-storage properties. The holders of the OP Units are limited partners in the Operating Partnership and have the right to require CubeSmart to redeem all or part of their OP Units for, at the general partner’s option, an equivalent number of common shares of CubeSmart or cash based upon the fair value of an equivalent number of common shares of CubeSmart. However, the partnership agreement contains certain provisions that could result in a cash settlement outside the control of CubeSmart and the Operating Partnership, as CubeSmart does not have the ability to settle in unregistered shares. Accordingly, consistent with the guidance, the Operating Partnership records the OP Units owned by third parties outside of permanent capital in the consolidated balance sheets. Net income or loss related to the OP Units owned by third parties is excluded from net income or loss attributable to Operating Partner in the consolidated statements of operations.

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

During the years ended December 31, 2022, 2021 and 2020, 475,046, 5,519,233 and 100,000 OP units, respectively, were redeemed for common shares of the Company.

As of December 31, 2022 and 2021, 1,426,549 and 1,901,595 OP Units, respectively, were held by third parties. The per unit cash redemption amount of the outstanding OP Units was calculated based upon the closing price of the common shares of CubeSmart on the New York Stock Exchange on the final trading day of the year. Based on the Company’s evaluation of the redemption value of the redeemable noncontrolling interests, the Company has reflected these interests at the greater of the carrying value based on the accumulation of historical cost or the redemption value as of December 31, 2022 and 2021. The aggregate redemption value of the 1,426,549 OP Units as of December 31, 2022 was $57.4 million.

13. LEASES

CubeSmart as Lessor

The Company derives revenue primarily from rents received from customers who rent cubes at its self-storage properties under month-to-month leases for personal or business use. The self-storage lease agreements utilized by the Company vary slightly to comply with state-specific laws and regulations, but, subject to such laws and regulations, generally provide for automatic monthly renewals, flexibility to increase rental rates over time as market conditions permit and the collection of contingent fees such as administrative and late fees. None of the self-storage lease agreements contain options that allow the customer to purchase the leased space at any time during, or at the expiration of, the lease term. All self-storage leases in which the Company serves as lessor have been classified as operating leases. Accordingly, storage cubes are carried at historical cost less accumulated depreciation and impairment, if any, and are included in Storage properties on the Company’s consolidated balance sheets. Operating lease income for amounts received under the Company’s self-storage lease agreements is recognized on a straight-line basis which, due to the month-to-month nature of the leases, results in the recognition of income during the initial term and each subsequent monthly renewal using the then-in-place rent amount. Operating lease income is included in Rental income within the Company’s consolidated statements of operations. Variable lease income related to the Company’s self-storage lease agreements consists of administrative and late fees charged to customers. For the years ended December 31, 2022, 2021 and 2020, administrative and late fees totaled $27.8 million, $21.3 million, and $20.0 million, respectively, and are included in Other property related income within the Company’s consolidated statements of operations.

CubeSmart as Lessee

The Company serves as lessee in lease agreements for land, office space, automobiles and certain equipment, which have remaining lease terms of up to 42 years. Certain of the Company’s leases (1) provide for one or more options to renew, with renewal options that can extend the lease up to 69 years, (2) allow for early termination at certain points during the lease term and/or (3) give the Company the option to purchase the leased property. In all cases, the exercise of the lease renewal, termination and purchase options, if provided for in the lease, are at the Company’s sole discretion. Certain of the Company’s lease agreements, particularly its land leases, require rental payments that are periodically adjusted for inflation using a defined index. None of the Company’s lease agreements contain any material residual value guarantees or material restrictive covenants. Lease expense for payments related to the Company’s finance leases is recognized as interest expense using the interest method over the related lease term. Lease expense for payments related to the Company’s operating leases is recognized on a straight-line basis over the related lease term, which includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

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

For the years ended December 31, 2022, 2021 and 2020, the Company’s lease cost consists of the following components:

	Year Ended December 31,
	2022	2021	2020

Finance lease cost:
Amortization of finance lease right-of-use assets	$964	$964	$49
Interest expense related to finance lease liabilities	2,140	2,139	64
Operating lease cost	2,980	3,278	2,856
Short-term lease cost (1)	868	1,173	1,114
Total lease costs	$6,952	$7,554	$4,083

Cash paid for amounts included in measurement of lease liabilities:
Operating cash outflows for finance leases	$2,183	$1,938	$—
Operating cash outflows for operating leases	2,453	2,513	2,186
Total cash outflows for lease liability measurement	$4,636	$4,451	$2,186

(1)	Represents automobile leases that have a lease term of 12 months. The Company has made an accounting policy election not to apply the recognition requirements of ASC 842 to this asset class. The lease cost associated with these leases is recognized on a straight-line basis over the related lease term.

The following table represents supplemental balance sheet information related to leases as of December 31, 2022 and 2021:

	December 31,
	2022	2021

	(dollars in thousands)
Finance Leases
Right-of-use assets included in Storage properties, net	$41,945	$40,932
Lease liabilities included in Lease liabilities - finance leases	$65,758	$65,801

Operating Leases
Right-of-use assets included in Other assets, net	$49,491	$54,741
Lease liabilities included in Accounts payable, accrued expenses and other liabilities	$48,664	$54,018

Weighted Average Lease Term (in years)
Finance leases	41.5	42.5
Operating leases	33.3	34.0

Weighted Average Discount Rate
Finance leases	3.25%	3.25%
Operating leases	4.44%	4.46%

The following table represents the future lease liability maturities as of December 31, 2022 (in thousands):

	Finance	Operating
2023	$2,183	$2,484
2024	2,183	2,334
2025	2,224	2,322
2026	2,334	2,386
2027	2,371	2,416
2028 and thereafter	118,227	86,094
Total lease payments	129,522	98,036
Less: Imputed interest	(63,764)	(49,372)
Present value of lease liabilities	$65,758	$48,664

As of December 31, 2022, the Company has not entered into any lease agreements that are set to commence in the future.

14.  RELATED PARTY TRANSACTIONS

The Company provides management services to certain joint ventures and other related parties. Management agreements provide for fee income to the Company based on a percentage of revenues at the managed stores. Total management fees for unconsolidated real estate ventures or other entities in which the Company held an ownership interest for the years ending December 31, 2022, 2021 and 2020 were $5.1 million, $4.9 million and $3.8 million, respectively.

The management agreements for certain joint ventures, other related parties and third-party stores provide for the reimbursement to the Company for certain expenses incurred to manage the stores. These reimbursements consist of amounts due for management fees, payroll and other store expenses. The amounts due to the Company were $15.9 million and $15.4 million as of December 31, 2022 and 2021, respectively, and are included in Other Assets, net on the Company’s consolidated balance sheets. Additionally, the Company had outstanding mortgage loans receivable from consolidated joint ventures of $64.4 million and $32.4 million as of December 31, 2022 and 2021, respectively, which are eliminated for consolidation purposes. The Company believes that all of these related-party receivables are fully collectible.

The HVP V, HVPSE, HVP IV and HHFNE operating agreements provide for acquisition, disposition and other fees payable from HVP V, HVPSE, HVP IV and HHFNE to the Company upon the closing of a property transaction by HVP V, HVPSE, HVP IV and HHFNE, or any of their subsidiaries and completion of certain measures as defined in the operating agreements. During the years ended December 31, 2022, 2021 and 2020, the Company recognized $0.6 million, $1.3 million and $0.7 million, respectively, in fees associated with property transactions. Property transaction fees are included in the component of other (expense) income designated as Other on the consolidated statements of operations.

In April 2022, the Company began serving as lessor in a ground lease related to land underlying an HVP IV property located in Texas (see note 4). During the year ended December 31, 2022, the Company recognized income associated with this ground lease of $0.2 million. This income is included in the component of other (expense) income designated as Other on the consolidated statements of operations.

15.  COMMITMENTS AND CONTINGENCIES

Development Commitments

The Company has agreements with developers for the construction of two new self-storage properties (see note 4), which will require payments of approximately $34.6 million, due in installments upon completion of certain construction milestones, during 2023 and 2024.

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

Upon shareholder approval of the amendment and restatement of the Plan on June 1, 2016, 4,500,000 additional common shares were made available for award under the Plan. As a result, these 4,500,000 additional shares, together with the 991,117 shares that remained available for future awards under the Plan at the time of the shareholder approval, plus any common shares that are restored to availability upon expiration or forfeiture of outstanding options or restricted share awards, would constitute the “Aggregate Share Reserve”. As of

December 31, 2022: (i) 1,941,786 common shares remained available for future awards under the Plan; (ii) 340,952 unvested restricted share awards were outstanding under the Plan; and (iii) 2,537,038 common shares were subject to outstanding options under the Plan.

The Plan is administered by the Compensation Committee of the Company’s Board of Trustees (the “Compensation Committee”), which is appointed by the Board of Trustees. The Compensation Committee interprets the Plan and, subject to its right to delegate authority to grant awards, determines the terms and provisions of option grants and share awards.

Under the Plan, the Compensation Committee determines the vesting schedule of each award, subject to a one-year minimum vesting requirement for share options, share appreciation rights, and certain restricted share and restricted share unit awards, but with permitted acceleration of vesting in the event of a participant’s death or disability, or in the event of a change in control or certain changes in our capital structure. Notwithstanding the foregoing one-year minimum vesting limitation, up to five percent of the shares subject to the Aggregate Share Reserve may be subject to awards that are not subject to such limitation. The exercise price for options is equivalent to the fair value of the underlying common shares at the grant date. The Compensation Committee also determines the term of each option, which shall not exceed 10 years from the grant date.

Share Options

The fair values for options granted in 2022, 2021 and 2020 were estimated at the time the options were granted using the Black-Scholes option-pricing model applying the following weighted average assumptions:

Assumptions:	2022		2021		2020
Risk-free interest rate	1.5%		0.6%		1.9%
Expected dividend yield	3.7%		3.8%		3.9%
Volatility (1)	25.00%		25.00%		20.00%
Weighted average expected life of the options (2)	6.0	years	6.0	years	6.0	years
Weighted average grant date fair value of options granted per share	$8.83		$4.62		$3.66
Term	10.0	years	10.0	years	10.0	years

(1)	Expected volatility is based upon the Company’s historical daily share prices.

(2)	The expected life is based on the contractual term of the options as well as the vesting period.

In 2022, 2021 and 2020 the Company recognized compensation expense related to options issued to employees and executives of approximately $2.5 million, $2.3 million and $2.0 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. The share options vest ratably over three years. As of December 31, 2022, the Company had approximately $2.8 million of unrecognized option compensation cost related to all grants that will be recognized over a weighted average period of 1.7 years.

The table below summarizes the option activity under the Plan for the year ended December 31, 2022:

	Options	Weighted Average Strike Price	Weighted Average Remaining Contractual Term (Years)
Balance at December 31, 2021	2,263,804	$29.63	6.82
Options granted	324,840	56.91	9.01
Options exercised	(51,606)	30.80	7.29
Balance at December 31, 2022	2,537,038	$33.10	6.21

Vested or expected to vest at December 31, 2022	2,537,038	$33.10	6.21
Exercisable at December 31, 2022	1,636,544	$28.42	5.14

As of December 31, 2022, the aggregate intrinsic value of options that were exercisable was approximately $19.4 million. As of that date, the aggregate intrinsic value of options that had vested or were expected to vest was approximately $23.6 million. The aggregate intrinsic value of options exercised was approximately $1.0 million, $10.6 million and $0.9 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Restricted Shares & Performance Units

During 2022, 2021 and 2020 the Company granted restricted shares to employees and trustees and also granted performance units to certain executives.

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

Assumptions:	2022	2021	2020
Risk-free interest rate	1.0%	0.2%	1.7%
Volatility (1)	28.00%	28.00%	19.00%

(1)	Expected volatility is based upon the Company’s historical daily share prices.

During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense related to restricted shares and performance units of approximately $6.5 million, $5.8 million and $5.2 million, respectively, which is included in General and administrative expense on the Company’s consolidated statements of operations. The following table presents non-vested restricted share and performance unit activity under the Plan for the year ended December 31, 2022:

Number of Non-
Vested Restricted
Shares and Performance Units
Non-Vested at January 1, 2022	387,701
Granted	126,304
Vested	(164,228)
Forfeited	(8,825)
Non-Vested at December 31, 2022	340,952

The weighted average fair value of restricted shares and performance units granted during the years ended December 31, 2022, 2021 and 2020 was $61.41, $39.37 and $32.39, respectively. The total fair value of restricted shares and performance units vested during the years ended December 31, 2022, 2021 and 2020 was $5.6 million, $4.8 million and $6.0 million, respectively. As of December 31, 2022 the Company had approximately $7.6 million of remaining unrecognized restricted share and performance unit compensation costs that are expected to be recognized over a weighted average period of 2.0 years.

17.  EARNINGS PER SHARE AND UNIT AND SHAREHOLDERS’ EQUITY AND CAPITAL

Earnings per common share and shareholders’ equity

The following is a summary of the elements used in calculating basic and diluted earnings per common share:

	For the year ended December 31,
	2022	2021	2020

	(dollars and shares in thousands, except per share amounts)
Net income	$292,472	$230,813	$167,611
Noncontrolling interests in the Operating Partnership	(1,931)	(7,873)	(1,825)
Noncontrolling interest in subsidiaries	722	542	(165)
Net income attributable to the Company’s common shareholders	$291,263	$223,482	$165,621

Weighted average basic shares outstanding	224,928	203,832	194,147
Share options and restricted share units	953	1,177	796
Weighted average diluted shares outstanding (1)	225,881	205,009	194,943

Basic earnings per share attributable to common shareholders	$1.29	$1.10	$0.85
Diluted earnings per share attributable to common shareholders (2)	$1.29	$1.09	$0.85

Earnings per common unit and capital

The following is a summary of the elements used in calculating basic and diluted earnings per common unit:

	For the year ended December 31,
	2022	2021	2020

	(dollars and units in thousands, except per unit amounts)
Net income	$292,472	$230,813	$167,611
Operating Partnership interests of third parties	(1,931)	(7,873)	(1,825)
Noncontrolling interest in subsidiaries	722	542	(165)
Net income attributable to common unitholders	$291,263	$223,482	$165,621

Weighted average basic units outstanding	224,928	203,832	194,147
Unit options and restricted share units	953	1,177	796
Weighted average diluted units outstanding (1)	225,881	205,009	194,943

Basic earnings per unit attributable to common unitholders	$1.29	$1.10	$0.85
Diluted earnings per unit attributable to common unitholders (2)	$1.29	$1.09	$0.85

(1)	For the years ended December 31, 2022, 2021 and 2020, the Company declared cash dividends per common share/unit of $1.78, $1.45 and $1.33, respectively.

(2)	The amounts of anti-dilutive options that were excluded from the computation of diluted earnings per share/unit as the exercise price was higher than the average share price of the Company for the years ended December 31, 2022 and 2020 were 0.3 million and 0.8 million, respectively. There were no anti-dilutive options for the year ended December 31, 2021.

The OP units and common units have essentially the same economic characteristics as they share equally in the total net income or loss and distributions of the Operating Partnership. An OP unit may be redeemed for cash, or at the Company’s option, common units on a one-for-one basis. The following is a summary of OP and common units outstanding:

	As of December 31,
	2022	2021	2020
Outstanding OP units	1,426,549	1,901,595	7,420,828
Outstanding common units	224,603,462	223,917,993	197,405,989

Common Shares

On November 19, 2021, the Company closed an underwritten offering of 15.5 million common shares at a public offering price of $51.00 per share, resulting in net proceeds of $765.6 million, after deducting offering costs.

The Company maintains an at-the-market equity program that enables it to offer and sell up to 60.0 million common shares through sales agents pursuant to equity distribution agreements (the “Equity Distribution Agreements”). The Company’s sales activity under the program for the years ended December 31, 2022, 2021 and 2020 is summarized below:

	For the year ended December 31,
	2022	2021	2020

	(dollars and shares in thousands, except per share amounts)
Number of shares sold	102	4,982	3,627
Average sales price per share	$50.64	$40.57	$33.69
Net proceeds after deducting offering costs	$4,936	$199,977	$120,727

The proceeds from the sales of common shares under the program during the years ended December 31, 2022, 2021 and 2020 were used to fund the acquisition and development of self-storage properties and for general corporate purposes. As of December 31, 2022, 2021 and 2020, 5.8 million common shares, 5.9 million common shares and 10.9 million common shares, respectively, remained available for issuance under the Equity Distribution Agreements.

CUBESMART

SCHEDULE III

REAL ESTATE AND RELATED DEPRECIATION

December 31, 2022

(dollars in thousands)

							Gross Carrying Amount at
		Total		Initial Cost		Costs	December 31, 2022
		Rentable			Buildings	Subsequent		Buildings		Accumulated
	Number of	Square Feet			&	to		&		Depreciation
State	Stores	(unaudited)	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	(A)
Arizona	48	3,089,826	$—	$98,442	$389,514	$26,017	$99,495	$399,753	$499,248	$49,843
California	63	4,765,486	—	371,460	683,683	33,592	373,301	660,593	1,033,894	98,929
Colorado	10	654,252	—	11,812	46,755	4,386	11,787	45,056	56,843	13,740
Connecticut	22	1,200,002	—	22,023	82,375	20,316	23,568	86,984	110,552	34,873
Florida	90	6,796,098	—	104,987	531,360	91,455	112,652	548,011	660,663	174,952
Georgia	22	1,657,378	—	20,015	117,825	10,212	19,825	115,798	135,623	30,589
Illinois	43	2,760,969	—	54,493	221,022	30,106	54,358	226,591	280,949	71,326
Indiana	1	70,386	—	1,134	5,589	250	1,134	5,833	6,967	1,565
Maryland	20	1,683,821	4,906	40,467	214,985	13,729	41,324	216,272	257,596	50,456
Massachusetts	20	1,252,577	—	31,948	159,000	10,742	32,203	163,982	196,185	32,521
Minnesota	2	176,296	—	2,621	21,655	408	2,621	22,063	24,684	2,740
Nevada	22	1,702,416	—	69,956	394,023	6,198	71,703	398,249	469,952	22,383
New Jersey	28	1,983,356	—	45,864	188,139	37,639	49,372	206,349	255,721	65,269
New Mexico	3	182,261	—	2,866	9,367	1,826	2,867	7,977	10,844	3,433
New York	59	4,742,378	146,905	427,921	1,331,857	50,817	440,133	1,354,122	1,794,255	290,358
North Carolina	9	611,792	—	10,349	44,680	6,534	10,788	47,530	58,318	13,397
Ohio	20	1,294,303	—	13,529	51,265	18,083	14,938	54,639	69,577	21,590
Pennsylvania	12	890,385	—	18,769	99,199	10,731	18,723	104,496	123,219	21,935
Rhode Island	4	247,305	—	3,480	17,156	1,633	3,480	18,732	22,212	4,839
South Carolina	8	432,389	—	6,117	31,039	1,363	6,117	32,402	38,519	3,362
Tennessee	9	755,655	2,148	9,117	54,403	5,781	8,992	52,924	61,916	14,483
Texas	76	5,446,871	—	110,252	476,749	34,511	110,569	485,325	595,894	103,599
Utah	4	239,388	—	10,763	2,844	2,831	10,622	4,208	14,830	1,944
Virginia	11	1,060,480	—	37,282	138,668	4,355	37,283	135,792	173,075	29,041
Washington D.C.	5	410,676	—	28,759	80,996	2,369	28,803	78,847	107,650	18,078
Other Corporate Assets	—	—	—	1,480	9,654	1,367	1,480	10,978	12,458	2,847
	611	44,106,746	$153,959	$1,555,906	$5,403,802	$427,251	$1,588,138	$5,483,506	$7,071,644	$1,178,092

(A)	Depreciation on the buildings and improvements is recorded on a straight-line basis over their estimated useful lives, which range from five to 39 years.

Activity in storage properties during the period from January 1, 2020 through December 31, 2022 was as follows (in thousands):

	2022	2021	2020
Storage properties*
Balance at beginning of year	$7,183,494	$5,489,754	$4,699,844
Acquisitions & improvements	191,495	1,795,965	825,247
Fully depreciated assets	(32,344)	(52,722)	(83,418)
Dispositions and other	(6,230)	(19,408)	(8,533)
Construction in progress, net	(40,637)	(30,095)	14,718
Right-of-use assets - finance leases	—	—	41,896
Balance at end of year	$7,295,778	$7,183,494	$5,489,754

Accumulated depreciation*
Balance at beginning of year	$1,085,824	$983,940	$925,359
Depreciation expense	195,522	160,933	143,952
Fully depreciated assets	(32,344)	(52,722)	(83,418)
Dispositions and other	(1,227)	(6,327)	(1,953)
Balance at end of year	$1,247,775	$1,085,824	$983,940
Storage properties, net	$6,048,003	$6,097,670	$4,505,814

*These amounts include equipment that is housed at the Company’s stores which is excluded from Schedule III above.

As of December 31, 2022, the aggregate cost of Storage properties for federal income tax purposes was approximately $7,643.8 million.